Form 10-Q
period 1995-03-31
AMERICAN VANGUARD CORP
filed 1995-05-15
CIK 5981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM ___________ TO____________

  COMMISSION FILE NUMBER 0-6354

                         AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                              95-2588080
  (State or other jurisdiction of                                 (I.R.S. Employer
  Incorporation or organization)                                Identification Number)

4100 East Washington Boulevard, Los Angeles, California                90023
- - - - -------------------------------------------------------              ----------
     (Address of principal executive offices)                        (Zip Code)

                                 (213) 264-3910
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


- - - - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     -----
         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes        No
                               -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.10 Par Value -- 2,319,371 shares as of March 31, 1995

                         AMERICAN VANGUARD CORPORATION


                                     INDEX


PART I - FINANCIAL INFORMATION                    Page Number
                                                  -----------
    Item 1.

      Financial Statements:

        Consolidated Statements of Operations
          for the three months ended
          March 31, 1995 and 1994                      1

        Consolidated Balance Sheets
          as of March 31, 1995, and
          December 31, 1994                            2

        Consolidated Statements of Cash Flows
          for the three months ended
          March 31, 1995 and 1994                      4

        Notes to Consolidated Financial
          Statements                                   6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   8

PART II - OTHER INFORMATION                           11

SIGNATURE PAGE                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                         For the three months
                                            ended March 31
                                         --------------------

                                           1995          1994
                                           ----          ----
Net sales                              $10,134,300    $7,726,100
Cost of sales                            6,302,500     4,614,600
                                       -----------    ----------

     Gross profit                        3,831,800     3,111,500

Operating expenses                       3,718,100     2,942,000
                                       -----------    ----------

     Operating income                      113,700       169,500

Interest expense                          (244,300)     (268,300)
Interest income                              1,700         1,800
                                       -----------    ----------

     Loss before income tax               (128,900)      (97,000)

Income tax benefit                          51,400        39,000
                                       -----------    ----------

     Net loss                          $   (77,500)   $  (58,000)
                                       ===========    ==========




Net loss per common share              $      (.03)   $     (.02)
                                       ===========    ==========



Weighted average number
 of shares outstanding                   2,323,665     2,323,618
                                       ===========    ==========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                  March 31,                            Dec. 31,
                                                    1995                                 1994
                                                -----------                          -----------
                                                 (Unaudited)
Current assets:
 Cash                                           $   511,800                          $   317,700

 Receivables:
    Trade                                        13,069,100                           12,722,400
    Legal settlement                              2,270,000                            2,270,000
    Other                                           136,600                              488,200
                                                -----------                          -----------
                                                 15,475,700                           15,480,600
                                                -----------                          -----------

 Inventories                                      6,706,900                            7,217,900
 Prepaid expenses                                   772,600                              929,700
                                                -----------                          -----------

         Total current assets                    23,467,000                           23,945,900

Property, plant and
 equipment, net                                  14,583,100                           15,024,100

Land held for development                           210,800                              210,800

Cost in excess of assets
 acquired, net                                      467,200                              475,500

Deferred charges, net                               853,500                            1,001,100

Other assets                                        238,500                              271,300
                                                -----------                          -----------

                                                $39,820,100                          $40,928,700
                                                ===========                          ===========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 March 31,               Dec. 31,
                                                                   1995                    1994
                                                               -----------             -----------
                                                                (Unaudited)
Current liabilities:
 Notes payable to bank                                         $ 9,600,000             $ 8,000,000
 Current installments of
  long-term debt                                                 1,184,200               1,205,300
 Accounts payable                                                2,415,400               2,891,600
 Accrued expenses                                                3,380,000               3,092,200
 Income taxes payable                                               31,000                 672,500
 Legal settlements payable                                       2,600,900               3,411,600
                                                               -----------             -----------

        Total current liabilities                               19,211,500              19,273,200

Long-term debt, excluding
 current installments                                            2,816,900               3,695,300
Deferred income taxes                                            2,817,300               2,817,300
                                                               -----------             -----------

        Total liabilities                                       24,845,700              25,785,800
                                                               -----------             -----------

Stockholders' Equity:
 Preferred stock, $.10
  par value per share.
  Authorized 400,000
  shares; none issued                                                  -                       -
 Common stock, $.10 par
  value per share.
  Authorized 10,000,000
  shares; issued and
  outstanding 2,331,371
  shares                                                           233,100                 233,100

 Additional paid-in
  capital                                                        1,688,200               1,688,200
 Retained earnings                                              13,144,100              13,221,600
                                                               -----------             -----------
                                                                15,065,400              15,142,900

 Treasury stock at cost
  (12,000 shares)                                                  (91,000)                    -
                                                               -----------             -----------

        Total stockholders' equity                              14,974,400              15,142,900
                                                               -----------             -----------

                                                               $39,820,100             $40,928,700
                                                               ===========             ===========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)

Increase (decrease) in cash                   1995              1994
                                          -----------       -----------
Cash flows from operating activities:
   Net loss                               $   (77,500)      $   (58,000)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization          907,300           869,600
       Changes in assets and liabilities
         associated with operations:
           Decrease in receivables              4,900         2,915,200
           Decrease (increase) in
             inventories                      511,000        (1,006,900)
           Decrease in prepaid
             expenses                         157,100            29,300
           Increase (decrease) in
             accounts payable                (476,200)          282,100
           Decrease in other payables
             and accrued expenses          (1,164,400)       (2,111,500)
                                          -----------       -----------

                 Net cash provided by
                   (used in) operating
                   activities                (137,800)          919,800
                                          -----------       -----------

Cash flows from investing activities:
  Capital expenditures                        (81,600)         (299,500)
  Increase in deferred charges               (200,500)          (28,400)
  Net decrease in other
    noncurrent assets                           4,500             3,100
                                          -----------       -----------

                 Net cash used in
                   investing activities      (277,600)         (324,800)
                                          -----------       -----------




                                  (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (UNAUDITED)

                                              1995              1994
                                          -----------       -----------
Cash flows from financing activities:
  Net additions (repayments) under
    line of credit agreement              $ 1,600,000       $  (700,000)
  Increase in notes payable - other               -             592,000
  Principal payments on long-term debt       (899,500)         (306,300)
  Acquisition of treasury stock               (91,000)              -
                                          -----------       -----------

                 Net cash provided by
                   (used in) financing
                   activities                 609,500          (414,300)
                                          -----------       -----------

                 Net increase in cash         194,100           180,700

Cash at beginning of year                     317,700           290,800
                                          -----------       -----------

Cash at end of period                     $   511,800       $   471,500
                                          ===========       ===========





                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for
     interim financial information and   with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Inventories - The components of inventories consist of the following:

                                 March 31, 1995          December 31, 1994
                                 --------------          -----------------
         Finished Products         $5,285,500                $5,544,100
         Raw Materials              1,421,400                 1,673,800
                                   ----------                ----------

                                   $6,706,900                $7,217,900
                                   ==========                ==========

3. Property, plant and equipment at March 31, 1995 and December 31, 1994, consists of the following:

                                            March 31,               December 31,
                                              1995                      1994
                                           -----------              ------------
         Land                              $ 2,319,800              $ 2,319,800
         Buildings and improvements          3,509,700                3,487,500
         Machinery and equipment            19,883,700               19,873,600
         Office furniture and fixtures         839,800                  819,800
         Automotive equipment                  105,000                  103,600
         Construction in progress              401,500                  388,700
                                           -----------              -----------
                                            27,059,500               26,993,000
         Less accumulated depreciation      12,476,400               11,968,900
                                           -----------              -----------

                                           $14,583,100              $15,024,100
                                           ===========              ===========

4. Earnings Per Share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

5. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 1995, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales increased $2,408,200 or 31% to $10,134,300 for the quarter ended March 31, 1995, from $7,726,100 for the same period in 1994, reflecting an increase in the sales of the Bidrin(R), Naled, and PCNB product lines which served to more than offset a decrease in sales of Phosdrin(R) and Metam Sodium. Operating income decreased to $113,700 for the three months ended March 31, 1995, from operating income of $169,500 in the comparable period of 1994. The Company reported a net loss of $77,500 or $.03 per share for the quarter ended March 31, 1995, as compared to a net loss of $58,000 or $.02 per share for the same period in 1994.

Gross profits improved to $3,831,800 for the three months ended March 31, 1995, from $3,111,500 for the same period in 1994, however, gross profit margins decreased to 38% for the three months ended March 31, 1995, as compared to 40% for the three months ended March 31, 1994. The decline in gross profit margins was due to changes in the sales mix in the first quarter of 1995 compared to the first quarter of 1994. A contributing factor to the decline in gross profit margins was a reduction in Phosdrin(R) sales of approximately $2,034,000 to $366,000 for the first quarter of 1995, as compared to $2,400,000 for the same period in 1994. The Company, in agreements reached with the Environmental Protection Agency ("EPA"), agreed to phaseout the domestic distribution, sale and use of Phosdrin(R). (Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.)

Operating expenses increased by $776,100 to $3,718,100 for the quarter ended March 31, 1995, as compared to $2,942,000 for the same period in 1994. The primary reason for the increase in operating expenses was due to an increase in selling expenses, research and development expenses, delivery costs and the costs related to the Company's new European office.

Selling expenses increased by approximately $406,000 which reflects an increase in variable selling expenses, particularly royalties and rebates on the sale of certain of the Company's products.

Research and development costs, which include costs incurred to generate scientific data and other activities performed in the department, increased by $217,000. Costs incurred to generate scientific data related to the registration of the Company's products accounted for the increase in these expenses.

In order to build the Company's presence in the European chemical market, the Company opened an office in the United Kingdom in August 1994. This new office accounted for approximately $71,000 in operating expenses in the first quarter of 1995.

Another factor contributing to increased operating costs in the first quarter of 1995 was increased shipping costs as a result of the increase in sales. Shipping costs increased approximately $78,000 in the first quarter of 1995 over the same period in 1994.

Interest costs were $244,300 during the three months ended March 31, 1995, as compared to $268,300 for the same period in 1994. The average level of short-term borrowing was approximately $8,517,800 for the first quarter of 1995, as compared to $7,060,000 for the same period in 1994. The average level of long-term debt was $4,154,800 for the quarter ended March 31, 1995 as compared to $5,530,100 for the first quarter of 1994. Although effective interest rates on short-term borrowings were higher in the first quarter of 1995, as compared to the first quarter of 1994, interest in the first quarter of 1994 included interest on short-term borrowings related to the acquisition of Bidrin(R) from Du Pont that were not included in the determination of the average level of short-term borrowing mentioned above. As a result, interest expense for the first quarter of 1995 is slightly less than for the first quarter of 1994.

Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, and ordering patterns that may vary in timing, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons. It is not unusual for the Company to experience significant variations in quarterly revenues and quarterly product mix.

It should be pointed out that historically, the Company's first quarter results contribute a smaller percentage of annual revenues than subsequent quarters. Because most of the Company's cost structure is fixed, at least in the short-term, this combination of variable revenue streams, changing product mixes, and a fixed cost structure, results in varying quarterly levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $4,255,500 as of March 31, 1995, reflecting a $417,200 decrease from the $4,672,700 as of December 31, 1994. Receivables only decreased by $4,900 as of March 31, 1995, as compared to December 31, 1994. Inventories decreased $511,000 during the first quarter of 1995. The Company reduced its accounts payable and accrued expenses by $1,640,600 for the quarter ended March 31, 1995, as compared to December 31, 1994.

The Company's $10,500,000 fully secured line of credit was scheduled to mature on April 30, 1995. The Company's primary lender has amended the agreement to extend the maturity date to May 31, 1995. The Company expects the line of credit to be renewed. The Company had $900,000 in availability under this secured line of credit as of March 31, 1995. The Company made principal payments on its long-term debt and capital leases of $899,500 during the quarter ended March 31, 1995.

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs in 1995. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II.


ITEM 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMERICAN VANGUARD CORPORATION




Dated: May 12, 1995               By:  /s/ J. A. Barry
                                       ----------------------------
                                       J. A. Barry
                                       Vice President
                                       Chief Financial Officer