Form 10-Q
period 1995-09-30
AMERICAN VANGUARD CORP
filed 1995-11-13
CIK 5981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


     COMMISSION FILE NUMBER 0-6354



                         AMERICAN VANGUARD CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                  95-2588080
-------------------------------------------------------   ---------------------
            (State or other jurisdiction of                  (I.R.S. Employer
             Incorporation or organization)               Identification Number)


4100 East Washington Boulevard, Los Angeles, California           90023
-------------------------------------------------------   ---------------------
       (Address of principal executive offices)                 (Zip Code)


                                 (213) 264-391
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

  Common Stock, $.10 Par Value -- 2,309,371 shares as of September 30, 1995.

                         AMERICAN VANGUARD CORPORATION



                                     INDEX



                                                                  Page Number
                                                                  -----------
PART I - FINANCIAL INFORMATION

    Item 1.

      Financial Statements:

        Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 1995 and 1994                                   1

        Consolidated Balance Sheets as of
          September 30, 1995 and December 31, 1994                      2

        Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1995 and 1994                 4

        Notes to Consolidated Financial Statements                      6

    Item 2.

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

PART II - OTHER INFORMATION                                            13


SIGNATURE PAGE                                                         14


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                For the three months                  For the nine months
                                                 ended September 30                   ended September 30
                                           -----------------------------         -----------------------------
                                               1995             1994                1995              1994
                                           -----------       -----------         -----------       -----------
Net sales                                  $11,138,200       $10,005,800         $34,815,000       $29,517,700
Cost of sales                                6,971,300         6,081,100          21,650,700        16,959,500
                                           -----------       -----------         -----------       -----------

  Gross profit                               4,166,900         3,924,700          13,164,300        12,558,200


Operating expenses                           3,663,100         3,907,800          11,784,000        11,152,100
                                           -----------       -----------         -----------       -----------

  Operating income                             503,800            16,900           1,380,300         1,406,100


Interest expense                              (218,500)         (277,100)           (750,000)         (694,900)
Interest income                                  1,600             2,100               5,600             4,700
Other settlement expenses                          -                 -                   -            (910,000)
                                           -----------       -----------         -----------       -----------

  Income (loss) before income taxes            286,900          (258,100)            635,900          (194,100)


Income taxes (expense) benefit                (114,700)          100,900            (256,900)           21,300
                                           -----------       -----------         -----------       -----------

  Net income (loss)                        $   172,200       $  (157,200)        $   379,000       $  (172,800)
                                           ===========       ===========         ===========       ===========


Per share information:

  Net income (loss) per share              $       .07       $      (.07)        $       .16       $      (.07)
                                           ===========       ===========         ===========       ===========


Weighted average number of shares            2,319,154         2,331,371           2,320,713         2,328,807
                                           ===========       ===========         ===========       ===========



          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                             September 30,               December 31,
                                                                 1995                        1994
                                                             ------------                -----------
                                                              (Unaudited)
Current assets:
 Cash                                                         $   319,200                $   317,700


 Receivables:
  Trade                                                         6,229,100                 12,722,400
  Legal settlement                                                207,500                  2,270,000
  Other                                                           383,500                    488,200
                                                              -----------                -----------
                                                                6,820,100                 15,480,600
                                                              -----------                -----------


 Inventories                                                    9,104,300                  7,217,900
 Prepaid expenses                                                 497,300                    929,700
                                                              -----------                -----------

     Total current assets                                      16,740,900                 23,945,900


Property, plant and equipment, net                             13,884,900                 15,024,100

Land held for development                                         210,800                    210,800

Cost in excess of assets acquired, net                            450,400                    475,500

Deferred charges, net                                             194,000                  1,001,100




Other assets                                                      301,800                    271,300
                                                              -----------                -----------

                                                              $31,782,800                $40,928,700
                                                              ===========                ===========



          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30,               December 31,
                                                                 1995                        1994
                                                             -------------               ------------
                                                              (Unaudited)
Current liabilities:
 Note payable to bank                                         $       -                  $ 8,000,000
 Current installments of long-term debt                         1,144,700                  1,205,300
 Accounts payable                                               2,521,600                  2,891,600
 Accrued expenses                                               2,570,600                  3,092,200
 Income taxes payable                                              84,600                    672,500
 Legal settlements payable                                        125,000                  3,411,600
                                                              -----------                -----------

   Total current liabilities                                    6,446,500                 19,273,200

Note payable to bank                                            5,000,000                        -
Long-term debt, excluding current installments                  2,153,100                  3,695,300
Deferred income taxes                                           2,817,300                  2,817,300
                                                              -----------                -----------

   Total liabilities                                           16,416,900                 25,785,800
                                                              -----------                -----------

Stockholders' Equity:
 Preferred stock, $.10 par value per share;
  authorized 400,000 shares; none issued                                -                          -

 Common stock, $.10 par value per share; authorized
  10,000,000 shares; issued 2,331,371 shares                      233,100                    233,100
 Additional paid-in capital                                     1,688,200                  1,688,200
 Retained earnings                                             13,600,600                 13,221,600
                                                              -----------                -----------
                                                               15,521,900                 15,142,900
 Less treasury stock, 22,000 shares at cost                      (156,000)                       -
                                                              -----------                -----------

   Total stockholders' equity                                  15,365,900                 15,142,900
                                                              -----------                -----------

                                                              $31,782,800                $40,928,700
                                                              ===========                ===========



          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)


                                                                       1995                            1994
                                                                   -----------                     -----------
Increase (decrease) in cash

Cash flows from operating activities:

  Net income (loss)                                                $   379,000                     $  (172,800)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:

      Depreciation and amortization                                  2,711,300                       2,622,300
      Changes in assets and liabilities
        associated with operations:

          Decrease in receivables                                    8,660,500                       2,292,700
          Increase in inventories                                   (1,886,400)                     (2,602,600)
          Decrease (increase) in prepaid expenses                      432,400                        (536,900)
          Increase (decrease) in accounts payable                     (370,000)                        368,100
          Decrease in other payables and accrued expenses           (4,396,100)                       (685,300)
          Increase in deferred income taxes                                  -                          25,500
                                                                   -----------                     -----------

              Net cash provided by operating activities              5,530,700                       1,311,000
                                                                   -----------                     -----------

Cash flows from investing activities:
  Capital expenditures                                                (429,400)                       (604,000)
  Increase in deferred charges                                        (226,400)                       (415,000)
  Net increase in other noncurrent assets                             (114,600)                        (20,700)
                                                                   -----------                     -----------
              Net cash used in investing activities                   (770,400)                     (1,039,700)
                                                                   -----------                     -----------



                                  (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)


                                                                       1995                            1994
                                                                   -----------                     -----------
Increase (decrease) in cash

Cash flows from financing activities:

  Net repayments under line of credit agreement                    $(3,000,000)                    $   (50,000)
  Increase in long-term debt                                               -                           592,000
  Principal payments on long-term debt                              (1,602,800)                       (928,700)
  Acquisition of treasury stock                                       (156,000)                            -
                                                                   -----------                     -----------

           Net cash used in financing activities                    (4,758,800)                       (386,700)
                                                                   -----------                     -----------

           Net increase (decrease) in cash                               1,500                        (115,400)

Cash at beginning of year                                              317,700                         290,800
                                                                   -----------                     -----------

Cash as of September 30                                            $   319,200                     $   175,400
                                                                   ===========                     ===========



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.     Inventories - The components of inventories consist of the following:

                                            September 30,          December 31,
                                                 1995                 1994
                                            ------------           -----------
       Finished Products                     $ 6,991,400           $ 5,544,100
       Raw Materials                           2,112,900             1,673,800
                                             -----------           -----------

                                             $ 9,104,300           $ 7,217,900
                                             ===========           ===========

3. Property, plant and equipment at September 30, 1995 and December 31, 1994, consisted of the following:

                                            September 30,          December 31,
                                                1995                   1994
                                            ------------           -----------
       Land                                  $ 2,319,800           $ 2,319,800
       Buildings and improvements              3,526,400             3,487,500
       Machinery and equipment                19,944,400            19,873,600
       Office furniture and fixtures             936,300               819,800
       Automotive equipment                      105,000               103,600
       Construction in progress                  574,300               388,700
                                             -----------           -----------
                                              27,406,200            26,993,000
       Less accumulated depreciation          13,521,300            11,968,900
                                             -----------           -----------

                                             $13,884,900           $15,024,100
                                             ===========           ===========

4. Note Payable to Bank - In August 1995 the Company entered into an amended fully-secured line of credit agreement, under the terms of which a bank has committed a maximum of $10,500,000. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The unused credit available under this facility at September 30, 1995 was $5,500,000. The commitment made under the credit agreement expires on July 31, 1997. The Company is required, under this agreement, to maintain certain financial ratios and meet certain net worth and indebtedness tests for which the Company was in compliance as of September 30, 1995.

5. Repurchase of Common Stock - During the nine months ended September 30, 1995, the Company repurchased 22,000 shares of common stock for an aggregate price of $156,000. All of the repurchased shares are held in treasury for use in conjunction with the Company's 1994 Stock Option Plan and other general corporate purposes.

6. Earnings Per Share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the respective period.

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 1995, presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30:
--------------------------

The Company reported net income of $172,200 or $.07 per share for the quarter ended September 30, 1995 as compared to a net loss of $157,200 or $.07 per share for the same period in 1994.

Net sales increased $1,132,400 or 11% to $11,138,200 for the quarter ended September 30, 1995 from $10,005,800 for the same period in 1994. The sales growth reflects the strong performance of Amvac Chemical's product line.

Gross profits increased slightly to $4,166,900 for the three months ended September 30, 1995 from $3,924,700 for the same period in 1994. The gross profit margin, however, declined from 39% for the quarter ended September 30, 1994 to 37% for the quarter ended September 30, 1995. The reduction in the gross profit percentage in the third quarter of 1995 was primarily attributable to the sales mix of products.

Operating expenses, which are net of other income, decreased by $244,700 to $3,663,100 for the quarter ended September 30, 1995 as compared to $3,907,800 for the same period in 1994.

The differences in operating expenses by specific departmental costs are as follows:

       o Selling and regulatory expenses increased by approximately $70,200 primarily as a result of increased variable selling expenses related to increased sales levels.

       o General, administrative and corporate expenses increased approximately $152,200 primarily due to an increase in outside professional fees of approximately $146,500.

       o Research and development expenses decreased by approximately $560,700 primarily due to a decrease in costs incurred to generate scientific data related to registration of the Company's products.

       o Freight, delivery and warehousing costs increased by approximately $93,600 primarily attributable to higher shipping costs as a result of increased sales. Increased payroll and payroll related items also contributed to the increase in costs.

Interest costs were $218,500 during the three months ended September 30, 1995 as compared to $277,100 for the same period in 1994. The average level of borrowing under the Company's line of credit agreement was approximately $5,484,000 for the third quarter of 1995 as compared to $7,171,000 for the same period in 1994. The average level of long-term debt was $3,450,000 for the third quarter of 1995 as compared to $5,316,000 for the same period in 1994. Although interest rates were slightly higher on average for the third quarter of 1995 as compared to the third quarter of 1994, the lower average debt for the third quarter of 1995 resulted in lower interest costs in the third quarter of 1995 as compared to the same period in 1994.

Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional/early order programs, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. Because a good portion of the Company's cost structure is fixed, at least in the short-term, the combination of variable revenue streams, changing product mixes, and a fixed cost structure results in varying quarterly levels of profitability.

NINE MONTHS ENDED SEPTEMBER 30:
------------------------------

The Company reported net income of $379,000 or $.16 per share for the nine months ended September 30, 1995 as compared to a net loss of $172,800 or $.07 per share for the same period in 1994.

Net sales increased $5,297,300 or 18% to $34,815,000 for the nine months ended September 30, 1995 from $29,517,700 for the same period in 1994. The sales growth as discussed previously, reflects the strong performance of Amvac Chemical's product line.

Gross profits improved to $13,164,300 for the first nine months of 1995 from $12,558,200 for the same period in 1994. The gross profit margin, however, declined from 43% for the first nine months of 1994 to 38% for the first nine months of 1995. The decline in the gross profit margin is primarily attributable to changes in the sales mix of the Company's products. The most significant factor contributing to the decline in gross profit margins was the phaseout of the sales of Phosdrin(R). The Company, in agreements reached with the Environmental Protection Agency ("EPA"), agreed to phaseout the domestic distribution, sale and use of Phosdrin(R). (Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.) Sales of Phosdrin(R) during the nine months ended September 30, 1995 decreased approximately $6,613,000 to $568,000 from $7,181,000 during the same period in 1994. While sales of other products have enabled the Company to replace and surpass the sales lost due to the phaseout of Phosdrin(R), the gross profit margins realized on certain of these other products are less than the gross profits generated by sales of Phosdrin(R).

Operating expenses increased by $631,900 to $11,784,000 for the first nine months of 1995 from $11,152,100 for the same period in 1994.

The differences in operating expenses by specific departmental costs are as follows:

       o Selling and regulatory expenses increased by approximately $1,035,900 during the nine months ended September 30, 1995. Approximately $608,800 of the increase was attributable to increases in variable selling expenses, primarily royalties and rebates. While rebates related to Phosdrin(R) decreased approximately $634,600 due to the phaseout of domestic Phosdrin(R) sales, rebates and royalties on other products increased by approximately $1,243,400. The balance of the increase in selling costs of approximately $258,300, was due to increases in both fixed costs such as increases in payroll and payroll related items and other variable costs due to higher sales levels.

            Regulatory expenses increased approximately $168,800 in the first nine months of 1995. The increase in regulatory expenses was attributable to operating costs incurred by the Company's office in the United Kingdom, which was opened in August 1994 in order to build the Company's presence in the European chemical market, as well as the hiring of a director to manage international regulatory affairs.

       o General, administrative and corporate expenses increased approximately $122,900 in the first nine months of 1995 which was primarily attributable to an increase of approximately $146,500 in outside professional fees which were slightly offset by a decrease in legal fees.

       o Research and development expenses decreased approximately $593,300 in the first nine months of 1995 primarily as a result of reduced costs incurred to generate scientific data related to the registration of the Company's products.
            Although data generation costs for Bidrin(R) and Napthalene Acetic Acid products increased approximately $370,800 and $110,600, respectively, these increases were more than offset by a decrease of approximately $1,190,600 in research costs related to Phosdrin(R). Increased travel costs to monitor ongoing research projects, smaller increases in data generation costs of other products and new product development accounted for the remaining increase of approximately $115,900.

       o Freight, delivery and warehousing costs increased by approximately $66,400 primarily attributable to higher shipping costs as a result of increased sales as well as increases in payroll and payroll related items.

Interest costs were $750,000 during the nine months ended September 30, 1995 as compared to $694,900 for the same period in 1994. The average level of borrowing under the Company's line of credit agreement was approximately $7,073,000 for the first nine months of 1995 as compared to $6,858,000 for the same period in 1994. The average level of long-term debt was $3,803,000 for the nine months ended September 30, 1995 as compared to $5,491,000 for the same period in 1994. Although average long-term debt was down significantly in 1995, the slight increase in average line of credit borrowings coupled with overall higher effective interest rates in 1995 has resulted in the increase in interest costs of $55,100 for the nine month period ended September 30, 1995 as compared to the same period in 1994.

As mentioned previously, in January 1995, the Company reached an agreement with the EPA to extend the distribution, sale and use of Phosdrin(R) in the United States through November 30, 1995. After November 30, 1995 the Company will recall all Phosdrin(R) remaining in the domestic marketplace. This extension is in keeping with the EPA's stated policy and desire to deplete the stocks of cancelled products as much as possible prior to recall. The ultimate costs of the recall cannot be measured at this time. The Company will continue to sell Phosdrin(R) for export, a market which accounted for approximately 2% of the Company's total consolidated sales in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital was $10,294,400 reflecting a significant increase of $5,621,700 over working capital of $4,672,700 at December 31, 1994. Receivables decreased by $8,660,500 during the nine months ended September 30, 1995. The Company used this cash inflow to reduce accounts payable, accrued expenses and other payables by $4,766,100 during the nine months ended September 30, 1995. Significant obligations that were paid included legal settlements of $3,285,700, rebates on products sold of $647,400 and income taxes of $525,000. Based on anticipated demand in the fourth quarter, traditionally the Company's busiest, inventories were increased by $1,886,400. The significant working capital position at September 30, 1995 also reflects the renewal and amendment of the Company's credit facility with the Company's line of credit being renewed for a multiyear term. The Company had $5,500,000 in availability under its line of credit agreement as of September 30, 1995. (Refer to Note 4 of the Notes to the Consolidated Financial Statements of this Quarterly Report.) As previously disclosed in the prior Quarterly Report on Form 10-Q, the Company's primary lender also approved, in August 1995, a $5,250,000 term credit facility, approximately $1,900,000 of which (at the time of approval) will be used to pay off an existing note payable leaving approximately $3,350,000 available through December 31, 1995 for future capital expenditures. The Company made principal payments on its long-term debt and capital leases of $1,602,800 during the nine months ended September 30, 1995.

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs through early 1996. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27 - FDS

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN VANGUARD CORPORATION




Dated:  November 10, 1995               By:  /s/ Eric G. Wintemute
                                             ------------------------------
                                                 Eric G. Wintemute
                                                 President, Chief Executive
                                                 Officer and Director



Dated:  November 10, 1995               By:  /s/ J. A. Barry
                                             ------------------------------
                                                 J. A. Barry
                                                 Vice President
                                                 Chief Financial Officer,
                                                 Treasurer and Director