Form 10-K
period 1995-12-31
AMERICAN VANGUARD CORP
filed 1996-04-01
CIK 5981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

         COMMISSION FILE NUMBER 0-6354

                          AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   95-2588080
         (State or other jurisdiction of                  (I.R.S. Employer
         Incorporation or organization)                  Identification Number)

4695 MacArthur Court, Newport Beach, California                 92660
- -----------------------------------------------                 -----
     (Address of principal executive offices)                 (Zip Code)

                                 (714) 260-1200
                                 --------------

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                          Common Stock, $.10 par value
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of $.10 par value Common Stock outstanding as of March 22, 1996, was 2,522,079. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 22, 1996, was $12,191,400. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

                          AMERICAN VANGUARD CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                December 31, 1995

PART I                                                                  PAGE NO.

     Item  1.    Business                                                  1

     Item  2.    Properties                                                8

     Item  3.    Legal Proceedings                                         9

     Item  4.    Submission of Matters to a Vote of
                  Security Holders                                        15

PART II

     Item  5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters                  16

     Item  6.    Selected Financial Data                                  17

     Item  7.    Management's Discussion and  Analysis
                  of Financial Condition and Results of
                  Operation                                               18

     Item  8.    Financial Statements and Supplementary
                  Data                                                    26

     Item  9.    Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                                    27

PART III

     Item 10.    Directors and Executive Officers of the
                  Registrant                                              28

     Item 11.    Executive Compensation                                   30

     Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management                        33

     Item 13.    Certain Relationships and Related
                  Transactions                                            34

PART IV

     Item 14.    Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K                      35

SIGNATURES                                                                37

                                     PART I

ITEM 1            BUSINESS

                  American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the "Company", the "Registrant" or "AMVAC" in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its wholly-owned subsidiaries, Amvac Chemical Corporation ("CHEMICAL"), GemChem, Inc. ("GemChem"), and 2110 Davie Corporation ("DAVIE").

GEMCHEM, INC.

                  On March 31, 1994, the Company purchased all of the issued and outstanding stock of GemChem, Inc., a national chemical distributor. The purchase was effective January 15, 1994. GemChem, in addition to representing CHEMICAL as its domestic sales force, also sells into the pharmaceutical, cosmetic and nutritional markets. Prior to the acquisition, GemChem acted in the capacity as the domestic sales force for the Company (from September 1991).

                  See also PART III, Item 13 of this Annual Report.

2110 DAVIE CORPORATION

                  Effective September 30, 1989, the Company sold substantially all operating assets of DAVIE.

                  In connection with the sale, DAVIE provided Buyer with a five year covenant not to compete in the business formerly conducted by DAVIE. Herbert A. Kraft, the Chairman and Chief Executive Officer of both the Company and DAVIE, entered into a consulting agreement with the Buyer providing an aggregate consideration of $6,000 per annum for a five year period ended September 1994.

                  DAVIE currently invests in real estate for corporate use only. See also PART I, Item 2 of this Annual Report.

CHEMICAL

                  CHEMICAL is a California corporation that traces its history from 1945. CHEMICAL is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals which include insecticides, fungicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. CHEMICAL's business is continually undergoing an evolutionary change. Years ago CHEMICAL considered itself a distributor-formulator, but now primarily manufactures, distributes, and formulates its own labelled products or custom manufactures or formulates for others.

                  In November of 1993, CHEMICAL purchased from E.I. du Pont de Nemours & Company ("Du Pont") the rights, title and interest in Bidrin(R), an insecticide for cotton crops, including Environmental Protection Agency ("EPA") registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). The Company purchased Du Pont's inventory of Bidrin(R) at Du Pont's approximate cost, and will pay continuing royalties on all Bidrin(R) sold by the Company to customers in the United States through December 1997.

                  In March of 1992, CHEMICAL concluded a transaction with Chevron Chemical Company ("Chevron") whereby CHEMICAL purchased the non-United States distribution and intellectual property rights (excluding, however, sales to Japan and to the home and residential markets) to Chevron's proprietary Dibrom(R) (1,2- dibromo-2,2-dichloroethyl dimethyl phosphate) agricultural chemical product line.

                  In March of 1991, CHEMICAL acquired from Rhone-Poulenc AG Company its Naphthalene Acetic Acid ("NAA") plant growth regulator chemical product line (except for one product), including Rhone-Poulenc's EPA registration rights issued under FIFRA, for a nominal cash consideration and continuing royalties through March 1996. Prior to this acquisition, CHEMICAL had been a major supplier of these chemicals to Rhone-Poulenc. This product line includes Tre-Hold(R) brand Sprout Inhibitor A112, Tre- Hold(R) brand Sprout Inhibitor for Citrus, NAA-800(R) Plant Regulator, Amid Thin(R) W brand Plant Regulator, Fruitone(R) N, Technical Naphthaleneacetic acid Ethyl Ester, Technical Naphthalene Acetic Acid, and Technical Naphthaleneacetic Sodium Salt.

                  In January of 1989, CHEMICAL purchased from Du Pont its Phosdrin(R) (an insecticide) product line and inventory for a price equal to the inventory at cost plus a royalty on sales through January 1994. In June 1994, the Company announced that it had proposed the voluntary cancellation of the registration and all uses of Phosdrin(R). As such, the Company agreed to immediately stop production of Phosdrin(R) for sale and distribution in the United States. On January 13, 1995, CHEMICAL and the EPA entered into an agreement concerning the domestic sale, distribution, use and eventual recall of Phosdrin(R). Under the terms of the agreement, existing Phosdrin(R) was allowed to be sold, distributed and used in the United States through November 30, 1995. Effective December 1, 1995, all United States registrations of Phosdrin(R) were canceled and could no longer be used. CHEMICAL developed a recall program to remove Phosdrin(R) from the marketplace. The recall program is being conducted to the end user level and consists of financial reimbursement to the Company's distributors for returned, unopened containers. The last day CHEMICAL must, under the recall plan, accept returned Phosdrin(R) is July 27, 1996. The ultimate costs of the recall based upon the facts known today, are not expected to have a material adverse effect on the Company. In 1995, domestic sales of Phosdrin(R) were immaterial. They accounted for approximately 14% of the Company's total consolidated sales in 1994. The Company intends to continue to sell Phosdrin(R) for export, a market which accounted for approximately 2% of the Company's total consolidated sales in 1995 and 1994.

                  Some of the other principal products produced by CHEMICAL are PCNB (Pentachloronitrobenzene), Dichlorvos (2,2- Dichlorovinyl dimethyl phosphate), Metam Sodium (Sodium N- methyldithiocarbamate), and various molluscicides. Domestically, CHEMICAL sells its products through the Company's wholly-owned subsidiary, GemChem, Inc., and by one employee marketing representative to distributors and dealers. These distributors are some of the largest in the Unites States. Foreign sales are conducted primarily through foreign distributors. See also PART I, Item 7 of this Annual Report for further discussions of product sales.

                  The chemical industry in general is cyclical in nature. The demand for CHEMICAL's products tends to be slightly seasonal, with the heaviest usage generally being in the spring and late fall. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

                  The Company does not believe that backlog is a significant factor in its business. The Company primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

                  United Agri Products, Terra International, Inc., Valent U.S.A. Corporation and Ciba Geigy Corporation accounted for 24%, 14%, 11% and 10%, respectively, of the Company's sales in 1995. Sales to United Agri Products accounted for 27% of the Company's sales in 1994. United Agri Products, Helena Chemical Company, Terra International, Inc. and Valent U.S.A. Corporation accounted for 25%, 11%, 10% and 10%, respectively, of the Company's sales in 1993. United Agri Products, Terra International, Inc. and Helena Chemical Company are a part of the Company's distribution network and are not consumers of the Company's products.

                  COMPETITION

                  CHEMICAL faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in CHEMICAL'S marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than CHEMICAL. CHEMICAL's ability to compete depends on its ability to develop additional applications for its current products and expand its customer base and product lines. CHEMICAL competes principally on the basis of the quality of its products and the technical service and support given to its customers. The inability of CHEMICAL to effectively compete in several of CHEMICAL's principal products would have a material adverse effect on CHEMICAL's results of operations.

                  Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. The Company has attempted to position CHEMICAL in small niche markets in order to reduce the impact of competition. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches.

                  CHEMICAL's proprietary product formulations are protected to the extent possible as trade secrets and, to a lesser extent, by patents and trademarks. Although CHEMICAL considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. CHEMICAL's products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under state laws of similar effect. Substantially all of CHEMICAL's products are subject to EPA registration and re- registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of CHEMICAL's products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by CHEMICAL. CHEMICAL, on its own behalf and in joint efforts with other suppliers, has, and is currently furnishing, certain required data relative to specific products.

                  After repeated public pressure on federal and state governments to require FIFRA product registrants to supply new scientific data (such as toxicological and environmental fate tests), the government is requiring additional studies and the submission of more data. This has significantly increased CHEMICAL's operating expenses in such areas as testing and the production of new products. This regulation makes certain CHEMICAL products less vulnerable to direct competition but more vulnerable to inelastic demand because of significant cost increases. CHEMICAL expensed $3,717,400, $5,544,000 and $4,715,400 during 1995, 1994 and 1993, respectively, related to gathering this information. Based on facts known today, CHEMICAL estimates it will spend approximately $3,900,000 in 1996. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not material new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. CHEMICAL expenses these costs on an incurred basis except for costs that pertained to PCNB (a new product the Company began producing in October 1990). Total PCNB study costs incurred and capitalized through September 1995 approximated $5,813,000. During 1995 and 1994, the Company capitalized $185,000 and $509,000, respectively, in costs relating to the PCNB study costs. Amortization of the PCNB study costs began in October 1990, and was provided by the units of production method over a period of five years through September 1995. See also PART I, Item 7 of this Annual Report for discussions pertaining to Research and Development Expenses.

                  RAW MATERIALS

                  The Company utilizes numerous firms as well as internal sources to supply the various raw materials and components used by CHEMICAL in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, the Company seeks to secure its supply by either long-term arrangements or advance purchases from its suppliers. The Company believes that it is considered to be a valued customer to such sole-source suppliers.

                  ENVIRONMENTAL

                  The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of various regulatory agencies. CHEMICAL expends substantial funds to minimize the discharge of materials into the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, CHEMICAL recovers raw materials and increases product yield by recycling in order to partially offset increasing pollution abatement costs.

                  The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations. As part of its continuing environmental program, except as disclosed in PART I, Item 3, Legal Proceedings, of this Annual Report, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

                  The Company continues to make compliance with environmental requirements an important company policy. As environmental quality requirements and standards become stricter, the Company may have to incur additional substantial costs to maintain regulatory compliance.

                  See also PART I, Item 3, Legal Proceedings, of this Annual Report.

                  EMPLOYEES

                  As of March 22, 1996, the Company employed approximately 180 persons. This figure includes approximately 20 temporary (full-time) individuals hired as contract personnel. CHEMICAL, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company's employees are subject to a collective bargaining agreement.

                  The Company believes it maintains positive relations with its employees.

                  EXPORT OPERATIONS

                  The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The new office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for CHEMICAL's product lines throughout

Europe. The office it located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company's total operating results for the year ended December 31, 1995.

                  The Company arranges most of its foreign sales through export/import brokers. The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

                                        1995              1994             1993
                                        ----              ----             ----
     Export Sales                    $3,374,700        $3,812,500       $4,714,400

                  INSURANCE

                  Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. There can be no assurance, however, that such products liability coverage insurance will continue to be available to the Company, or if available, that it will be provided at an economical cost to the Company.

ITEM 2            PROPERTIES

                  The Company's corporate headquarters are located in Newport Beach, California. This facility is leased. See PART IV, Item 14, Note 12 of this report for further information.

                  CHEMICAL owns in fee approximately 148,000 square feet of improved land in Commerce, California, on which substantially all of its offices and plant and some of its warehouse facilities are located.

                  DAVIE owns in fee approximately 72,000 square feet of warehouse and office space on approximately 118,000 square feet of land in Commerce, California, which is leased to CHEMICAL. The Company occupies offices located with CHEMICAL's office and plant facilities in Commerce, California.

                  CHEMICAL's manufacturing facilities are divided into five cost-centers; granular products, small packaging, Metam Sodium manufacturing, PCNB manufacturing, and the production and formulation of all other products. All production areas are designed to run on a continuous twenty-four hour per day basis.

                  CHEMICAL regularly adds chemical processing equipment to enhance its production capabilities. CHEMICAL believes its facilities are in good operating condition and are suitable and adequate for CHEMICAL's foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company's assets are pledged as collateral under the Company's loan agreements with its primary lender. For further information, refer to Note 4 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                  CHEMICAL purchased unimproved land in Texas for possible future expansion.

                  GemChem's facilities consist of administration and sales offices which are leased.

                  The Company believes its properties to be suitable and adequate for its current purposes.

ITEM 3                     LEGAL PROCEEDINGS

DBCP LAWSUITS

A. California Matters

i)       1995 Settlement of Claims.

                  In 1995 CHEMICAL has brought its participation in twenty-three similar lawsuits filed between January 1990 and December 1994 to an end. The Plaintiffs in each matter were primarily water districts and municipalities that alleged property damage resulting from, among other things, the fact that each plaintiff's water supply had been contaminated by DBCP. The settlement covered all the plaintiff's current and future 1,2 Dibromo-3-Chloropropane (hereinafter referred to as "DBCP") a pesticide, ethylene dibromide (hereinafter referred to as "EDB") a fumigant, and related claims. On February 15, 1995, the Superior Court of California in San Francisco County approved this settlement as having been made in "good faith". The effect of the Superior Court's approval is to bar claims, arising from these pleadings, against CHEMICAL by other defendants (and other tortfeasors) for equitable comparative contribution and/or partial or comparative indemnity. CHEMICAL's portion of the settlement was $905,000. As to matters independent of indemnity issues, the Company recovered $675,000 from two of its insurers.

ii)      Post Settlement Actions.

                  Subsequent to the settlements discussed above, two additional suits alleging property damage resulting from DBCP contamination of water supply were filed in the San Francisco Superior Court and served on CHEMICAL: City of Madera v. Shell Oil Co., et. al., and Malaga County Water District v. Shell Oil Co., et. al. The City of Madera action also alleges contamination of the water supply with EDB. CHEMICAL has never marketed EDB. These suits name as defendants Shell Oil Company, the Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, Velsicol Chemical Company and in the Madera action Great Lakes Chemical Corporation. Malaga has made a settlement demand of $1,344,000 for one of five wells at issue. As discovery is at the early stages no other settlement demands have been received. Defendants are operating under an open extension of time to file responsive pleadings. CHEMICAL has tendered the defense of these two cases to Columbia Casualty/CNA. That insurer has thus far accepted the defense under a reservation of rights in the Malaga action, but has yet to respond to the tender of defense for the Madera action.

B.  Texas Matters

i)       The Carcamo Case.

                  The Company was served with a third-party first amended complaint by Dow Chemical Company which sought indemnity and contribution from CHEMICAL, Del Monte tropical Fruit Company, Del Monte Fresh Produce, N.A., Dead Sea Bromine Co. Ltd., Ameribrom Inc., Saint Lucia Banana Growers Association, Saint Vincent Banana Growers Association, Dominica Banana Growers Association, and Program Nacional de Banano, for any liability Dow may have under a complaint filed by Jorge Colindres Carcamo, et al. vs. Shell, Dow, et al. (the "Carcamo Case"). The Carcamo Case was tried in the United States District Court for the Southern District of Texas, Houston Division, and is an action originally filed in a Texas state court by a purported class of citizens from Honduras, Costa Rica, Guatemala, Nicaragua, Panama, Philippines, Dominica, and the Ivory Coast. These plaintiffs were banana workers and allege that they were exposed to DBCP while applying the product in their native countries. Approximately 15,000 plaintiffs have been named in this and the other suits hereinafter mentioned.

                  In an October 27, 1996 Court Order the third party action against CHEMICAL was dismissed without prejudice. The Order also dismissed the Plaintiff's consolidated cases concluding that these claims should be litigated in the foreign countries where the alleged injuries occurred subject to a number of conditions. One of the more significant conditions requires the Defendants and third party Defendants consent to the jurisdiction of the courts of each of the foreign countries. Under the Order the Defendants may proceed against CHEMICAL, in a court in the United States, for contribution and indemnity should plaintiffs in the underlying actions obtain a judgement against Defendants in any foreign forum. As of the filing of this report, no actions against CHEMICAL have been filed.

ii)      The Rodriguez Case.

                  The Company was served with a third-party complaint on March 15, 1996 by Defendant Standard Fruit Company and Standard Steamship Company seeking indemnity and contribution from any liability it may have under a complaint entitled Ramon Rodriguez et. al. v. Shell Oil Company, et. al. (the "Rodriguez Case") filed in the District Court of Jim Hogg County, Texas. Also named as Third Party Defendants are Dead Sea Bromine Co., Ltd. and Bromine Compounds Ltd. The underlying case alleges injuries caused by Plaintiffs' exposure to DBCP when they applied that pesticide at farms located in Central America, Ecuador and the Philippines. The Company has made a demand upon certain insurers for indemnity from and a defense of the Rodriguez Case. No answer has yet been received from said insurers.

PHOSDRIN(R) LAWSUIT

                  On September 21, 1995, CHEMICAL was served with a complaint filed in the Superior Court of King County, Washington on September 12, 1995 entitled Ricardo Ruiz Guzman, et. al. v. AMVAC Chemical Corporation, et. al.(the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiff farm worker's alleged injuries from their exposure to the pesticide Phosdrin(R) while working in several orchards in Central Washington State in 1993. Other Defendants named in the Guzman case include: Wilbur-Ellis Company, Alan Hilliker, and Ellis D. Wilker. The matter is currently pending in the United States District Court for the Eastern District of Washington and Defendant's Hilliker and Wilker have been dismissed from the action. CHEMICAL has made a demand against its insurers for indemnity and defense of the Guzman Case. The insurer Lexington Insurance Company has thus far accepted the defense under a reservations of rights letter. CHEMICAL has a self insured retention limit of $300,000 under its insurance policy.

TRAIN DERAILMENTS

A.    July 14, 1991; Dunsmuir, California:

                  In August 1992, the Company settled all personal and economic injury claims asserted in a class action lawsuit arising from the July 14, 1991 derailment of a rail tank car leased by CHEMICAL. The derailment, occurring about six miles north of Dunsmuir, California, involved the spill into the Upper Sacramento River of approximately 19,000 gallons of Metam Sodium, a soil fumigant manufactured by CHEMICAL which was being transported by Southern Pacific Transportation Company ("SP") along SP's tracks. The court, when finding that such settlement by CHEMICAL was in "good faith", also ordered that no other person or entity falling within the definition of the settlement class could proceed with claims against the Company.

                  On March 14, 1995, the federal court approved the Consent Decree which the Company and the federal and state governments entered which settled litigation seeking to hold potentially responsible parties under various federal and state statutes responsible for the costs of studying and remediating the environmental consequences caused by the Sacramento Spill, and for damages to the Natural Resources. On January 5, 1996, the Court dismissed the California Sportfishing Protection Alliance's ("Alliance") appeal of a court's order dismissing their intervention. This Order finally resolves the action brought by the Alliance which was the only remaining issue arising from this incident.

B.    February 1, 1996; Devore, California:

                  On March 7, 1996, CHEMICAL was served with a Complaint in an action entitled Alvin Williams, Administrator of the Estate of Kevin Lewis Williams v. Burlington Northern Santa Fe Railway Company, et. al. (the "Williams Estate Case"). This case was filed on February 26, 1996 in the Superior Court of Los Angeles County and arose from Kevin Lewis Williams' death in a train derailment which occurred on Burlington Northern Santa Fe Railway Company tracks involving a tank car leased by GATX to Albright & Wilson Americas Corporation ("A&WA") which was transporting 158,000 pounds of Trimethyl Phosphite ("TMP") from A&WA's Charleston, South Carolina Facility to CHEMICAL's manufacturing facility in Los Angeles, California. The derailment, occurred on February 1, 1996 at approximately 4:14 a.m. about 6 miles north of Devore, California, adjacent to the intersection of Interstate 15 and State Highway 138. The derailment involved the engine and most of the railcars on the train resulting in a chemical fire that consumed all of the TMP in addition to the contents of railcars transporting an assortment of hazardous chemicals and other goods. The Estate alleges pecuniary loss to family members in the amount of $ 20,000,000 and prays for other unspecified monetary relief. Other Defendants presently named in the suit are: Burlington Northern Santa Fe Railway Company, The Atchison, Topeka & Santa Fe Railway Company, UNOCAL, Rohm & Haas, and Westinghouse Corporation. CHEMICAL is named in only one of the Estate's seven causes of action. The Company has made demand upon its insurers for indemnity from and defense of the Williams Estate Case. No answer has yet been received from the Company's insurers.

RAILROAD SIDING:

                  As a result of inspections and sampling conducted by the California Department of Toxic Substances Control ("DTSC") of the railroad located, in part, immediately adjacent to CHEMICAL's Commerce, California facility, CHEMICAL was directed to, and did, conduct sampling during 1993 to evaluate the nature and extent of pesticide contamination detected by DTSC on the railroad siding. Following its review of the sampling report prepared by CHEMICAL's independent consultant, DTSC directed that additional sampling be undertaken and CHEMICAL's independent consultant prepared a sampling plan for submittal to DTSC for prior approval as required. However, before additional sampling could be conducted, the Los Angeles county District Attorney's Office ("LADA"), at the request of DTSC, commenced an enforcement action in April 1994, against CHEMICAL, one of its officers, and two employees alleging felony illegal disposal of hazardous waste on the railroad siding. At the same time, DTSC demanded sums of money for alleged violations of certain compliance requirements related to CHEMICAL's management of hazardous waste at its

Commerce, California facility. Joint settlement negotiations were conducted with the DTSC and the LADA and were concluded with a settlement agreement which was entered with the Los Angeles Municipal Court in a Stipulated Sentencing Memorandum which provided as follows: (i) all felony charges against CHEMICAL and the three individuals were dismissed; (ii) CHEMICAL entered a plea of nolo contendere to one misdemeanor; (iii) CHEMICAL was placed on probation for approximately six (6) months commencing on or about September 23, 1994; (iv) CHEMICAL was ordered to pay, by March 22, 1995, the sum of $135,000 in fines and penalties, and civil restitution in the amount of $325,000; (v) CHEMICAL agreed to enter into a Consent Agreement and Order (the "First CAO") with DTSC to correct the alleged hazardous waste management compliance violations and to submit a new plan for closure of ten (10) underground storage tanks ("USTs") at the Commerce, California facility and (vi) CHEMICAL agreed to enter into a Consent Agreement and Order (the "Second CAO") with DTSC providing for CHEMICAL to further investigate and remediate the railroad siding.

                  Pursuant to the settlement agreement, CHEMICAL entered into the First CAO effective on January 26, 1995, and on March 22, 1995, with the concurrence of the LADA, CHEMICAL withdrew its plea of nolo contendere to the one misdemeanor, entered a plea of not guilty which was accepted, and the court dismissed the complaint against CHEMICAL. CHEMICAL has substantially fulfilled the requirements of the First CAO and, in accordance therewith, submitted new plans for closure of ten (10) USTs located at the facility. During 1995, in accordance with the UST closure plan, CHEMICAL arranged for the removal and cleaning of residues within the tanks and completed the initial investigation of soils in the area of the tanks and their associated piping. CHEMICAL anticipates that additional UST related soil investigations will be completed by late 1996 and that remedial activities, if any, will commence by late 1996 or early 1997.

                  CHEMICAL is currently in discussions with DTSC regarding the specific terms of the Second CAO which will address investigation and remediation of the railroad siding. CHEMICAL is in the process of completing all requirements for addressing investigation and remediation of the railroad siding under a new DTSC program created by California Senate Bill 923 known as the Expedited Remedial Action Program (ERAP). CHEMICAL anticipates that addressing the railroad siding under ERAP will result in a more rapid and cost-effective resolution of environmental conditions in the railroad siding area than could otherwise be expected if the area were addressed under other available DTSC site investigation and remediation programs. The potential future costs associated with the railroad siding investigation and remediation are currently unknown and cannot be reasonably determined until soil investigations will be completed by late 1996 or early 1997.

                  The Company has made claims against its insurance carriers and has expensed all costs incurred which now exceed its $100,000 self-insured retention. There can be no assurance the Company will prevail in its position.

                  Various other legal actions, governmental proceedings, and claims are pending against the Company and its subsidiaries incidental to their businesses.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

          The Company's $0.10 par value common stock ("Common Stock") trades on The NASDAQ Stock Market under the symbol AMGD. The following table sets forth the range of high and low sales prices as reported on NASDAQ's National Market System for the Company's Common Stock for the calendar quarters indicated.

         Calendar 1995                            HIGH             LOW
         -------------                            ----             ---
                  First Quarter                    9                6 5/8
                  Second Quarter                   8                6 3/4
                  Third Quarter                    7 3/4            4 1/2
                  Fourth Quarter                   6 3/4            4 1/2

         Calendar 1994
         -------------
                  First Quarter                   16 1/2           14 1/2
                  Second Quarter                  16                8
                  Third Quarter                   10                7 1/2
                  Fourth Quarter                   8 1/2            5 3/4

                  The Company's share activity is reported in the Wall Street Journal and is listed as "Am Vngrd". The Los Angeles Times reports the share activity as "A Vang".

                  As of March 22, 1996, the number of shareholders of the Company's Common Stock was approximately 600, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

                  On February 5, 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to shareholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend received cash in lieu of such fractional share based on $9.50 per share, the closing price of the Company's stock on February 29, 1996. Prior to the declaration of these dividends, the Company had not declared any dividends since 1989. The resumption of dividends can only be considered if profitable operations continue. Certain loan covenants described in Note 4 to the Notes to Consolidated Financial Statements, limit payments of cash dividends to a maximum of 25% of net income.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

ITEM 6 SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR WEIGHTED AVERAGE NUMBER OF SHARES AND PER SHARE DATA)

                                            1995              1994              1993             1992              1991
                                            ----              ----              ----             ----              ----
Operating revenues                     $   55,402        $   45,098        $   45,478       $   38,664        $   29,334
                                        =========         =========         =========        =========         =========

Operating income                       $    5,971        $    3,346        $    4,160       $    3,824        $    1,866
                                        =========         =========         =========        =========         =========

Income from operations
  before income tax
  expense                              $    5,043        $    1,465        $    3,333       $    2,965        $      570
                                        =========         =========         =========        =========         =========

Net income                             $    3,124        $    1,203        $    2,225       $    1,861        $      340
                                        =========         =========         =========        =========         =========

Net income
  per share(1)                         $     1.23        $      .47        $      .89       $      .74        $      .14
                                        =========         =========         =========        =========         =========


Total assets                           $   39,341        $   40,929        $   36,025       $   32,916        $   31,784
                                        =========         =========         =========        =========         =========


Long-term obligations                  $    5,540        $    3,695        $    4,316       $    5,348        $    6,634
                                        =========         =========         =========        =========         =========


Stockholders' equity                   $   18,005        $   15,143        $   13,503       $   11,278        $    9,417
                                        =========         =========         =========        =========         =========

Weighted average number
  of shares(2)                          2,546,471         2,562,398         2,509,536        2,509,536         2,509,536
                                        =========         =========         =========        =========         =========

Dividends declared per
  share of common stock(2)              $      -          $      -          $      -         $      -          $      -
                                        =========         =========         =========        =========         =======


The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 1995, have been derived from the Company's consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants' reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

- ---------------------

(1) All per share amounts have been restated to reflect a 10% stock dividend (see footnote 2 below).


(2) On February 5, 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to shareholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Weighted average number of shares have been restated to reflect the 10% stock dividend.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994:

                  The Company reported net income of $3,124,000 or $1.23 per share in 1995 as compared to net income of $1,202,700 or $.47 per share in 1994. (All per share amounts have been restated to give effect to a 10% stock dividend paid on March 15, 1996 to stockholders of record as of February 29, 1996.) The increase in net income in 1995 is attributable to a 22.8% increase in net sales which is primarily related to increases in volume of products sold and not to increases in prices, while operating expenses increased only 15.7%. Another significant factor is that there were no legal settlement costs incurred during 1995. The positive factors are mitigated to an extent by an increase in the effective income tax rate to 38% in 1995 from 17% in 1994.

                  Net sales increased by $10,304,000 to $55,402,100 in 1995 as compared to $45,098,100 in 1994. CHEMICAL's sales increased by approximately $10,632,000 in 1995 as compared to 1994. $8,945,200 of this increase was due to an increase in the sales of Bidrin(R). In December 1994 the appropriate permitting was finally obtained and the Company began manufacturing Bidrin(R). The late start in manufacturing resulted in reduced sales of Bidrin(R) in 1994, however the latent demand was satisfied in the first half of 1995 resulting in strong Bidrin(R) sales in the first and second quarters of 1995. Sales of Bidrin(R) in the fourth quarter 1995 were significantly higher than the fourth quarter 1994. During 1995 CHEMICAL was also able to generate significant sales increases in its PCNB products of $4,187,900 to $12,002,100 as compared to $7,814,200 in 1994 and Naled products of $3,541,600 to $6,393,900 from
$2,852,300 in 1994. However, these increases were substantially offset by a decrease in the sales of Phosdrin(R) in the amount of $6,755,900 to $413,000 in 1995 from $7,169,000 in 1994. As a result of agreements reached with the Environmental Protection Agency ("EPA") during 1994, the Company agreed to phaseout the domestic distribution, sale and use of Phosdrin(R). Although the effective date of the cessation of Phosdrin(R) use domestically was November 30, 1995, domestic sales of Phosdrin(R) began to drop off significantly beginning in July 1994. Essentially all of the Phosdrin(R) sales in 1995 were export sales. The remaining change in CHEMICAL's sales was attributable to less significant changes in the sales mix of CHEMICAL's products. GemChem's sales (after elimination of intercompany sales) declined from approximately $4,700,000 in 1994 to approximately $4,200,000 in 1995 reflecting competition in GemChem's non-ag markets.

                  Gross profits increased by $4,928,600 to $24,660,400 in 1995 as compared to $19,731,800. The increase in 1995 is a result of the higher volume of sales in 1995. The gross profit percentage increased to 44.5% in 1995 from 43.8% in 1994. While the phaseout of Phosdrin(R), a very profitable product, had a negative impact on gross profit in 1995, the overall gross profit percentage increased as the sales volume increased proportionately higher than cost of sales.

                  Operating expenses increased by $2,533,800 to $18,689,400 in 1995 from $16,155,600 in 1994. The following is a discussion of operating expenses:

         Selling and Regulatory:

         Selling and regulatory expenses increased by $2,190,200 to $6,772,900 in 1995 from $4,582,700 in 1994. The increase in selling and regulatory expenses is primarily attributable to an increase in variable selling costs. Due to the significant increase in Bidrin(R) sales in 1995, related Bidrin(R) rebates and royalties increased by approximately $1,360,000. Rebates and royalties on NAA products increased approximately $943,500 in 1995 primarily as a result of agreements with distributors to promote the Company's products in the market. Expenses of GemChem increased approximately $334,000 in 1995. Product liability insurance, which varies directly with sales levels, also increased approximately $160,000 in 1995 as a result of the increased sales volume. The only significant decrease in selling and regulatory costs was attributable to a $647,000 decline in Phosdrin(R) related rebates which was a result of the phase out of Phosdrin(R).

         Research and Development:

         Research and development costs, which include costs incurred to generate scientific data and other activities performed in the department, decreased by $1,365,100 to $4,846,400 in 1995 from $6,211,500 in 1994. Costs incurred to generate scientific data decreased by $1,826,600 to $3,717,400 in 1995 as compared to $5,544,000 in 1994. The largest reduction in scientific data generation was in connection with Phosdrin(R). Due to the phase out of Phosdrin(R) as discussed above, data generation costs with respect to Phosdrin(R) decreased approximately $1,236,000 in 1995 to approximately $54,000. The NAA, DDVP and PCNB product groups also experienced significant declines in scientific data generation of approximately $301,000, $239,000 and $196,000, respectively, in 1995 due to the maturation of the products and of the related research studies being conducted. Bidrin(R), which is a relatively recent addition to CHEMICAL's product line, was the only major product group to experience an increase in scientific data generation in 1995. Bidrin(R) scientific data generation costs increased approximately $212,000 in 1995. In 1994 the Company received a benefit of $350,000 as a result of an unrelated chemical company paying the Company for the right to cite and rely upon data developed by the Company. The Company did not receive any benefits of this kind in 1995.

         Freight, Delivery and Warehousing:

         Freight, delivery and warehousing costs increased by $447,600 to $3,008,300 in 1995 from $2,560,700 in 1994. The increase in costs is primarily due to increased freight costs as a result of the higher sales at CHEMICAL and additions to shipping department personnel to handle the additional demand.

         General, Administrative and Corporate:

         General, administrative and corporate costs increased by $1,261,100 to $4,061,800 in 1995 from $2,800,700 in 1994. The increase was primarily attributable to environmental consulting projects and legal fees which accounted for approximately $913,700. Additionally, the Company elected to provide for the remaining expected costs in connection with the phase out of Phosdrin(R) in the amount of $175,000.

                  Interest costs were $935,400 in 1995 as compared to $978,200 in 1994. The average level of short-term borrowing decreased by $313,900 to $6,526,200 in 1995 from $6,840,100 in 1994. The average level of long-term debt declined by $1,552,400 to $3,816,600 in 1995 from $5,369,000 in 1994. The reduction in the average debt and the change in effective interest rates accounted for the decrease in interest costs in 1995.

                  Income tax expense increased by $1,657,200 to $1,919,000 in 1995 as compared to $261,800 in 1994. Higher pre-tax income combined with lower tax credits are the reason for the increased income tax expense. See Note 5 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.

                  Weather patterns can have an impact on the Company's operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company's products, among other factors. The Company manufactures and formulates chemicals for crops, human and animal health protection. The end user of some of the Company's products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company's products.

                  Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons.

1994 COMPARED WITH 1993:

                  The Company reported net income of $1,202,700 or $.47 per share in 1994 as compared to net income of $2,225,100 or $.89 per share in 1993. Significant factors adversely affecting net income in 1994 include provisions for settlements of legal matters in the amount of $1,140,000 (Refer to PART I, Item 3 of this Annual Report), a reduction in gross profits from 1993 of approximately $1,407,000 and an increase in interest expense of approximately $144,000. Partially offsetting these negative factors were a decrease in operating expenses of approximately $823,000 as well as a decrease in income tax expense of approximately $847,000.

                  Net sales declined by $379,400 to $45,098,100 in 1994 as compared to $45,477,500. CHEMICAL's sales declined by approximately $5,122,000 in 1994 as compared to 1993. This decline was primarily due to a reduction in the sales of Bidrin(R). In November 1993, CHEMICAL purchased from Du Pont, the rights, title and interest in Bidrin(R), an insecticide for cotton crops. Concurrently with the purchase of the rights to Bidrin(R), CHEMICAL purchased Du Pont's existing inventory at Du Pont's approximate cost and sold that inventory in 1993. CHEMICAL did not begin manufacturing Bidrin(R) until December 1994, when the required permitting was granted. As a result, product delivered in 1994 was significantly less than in 1993. The decline in CHEMICAL's sales was essentially offset by an increase in sales as a result of the Company's acquisition of GemChem in mid January 1994. GemChem's sales (in 1994, after it was acquired by the Company) were approximately $4,700,000. The remaining change in sales was attributable to changes in the sales mix of the Company's products.

                  Gross profits declined by $1,406,700 to $19,731,800 in 1994 as compared to $21,138,500 in 1993. This represents a decline in the gross profit margin of approximately 2.7%. This decline was primarily due to the impact of GemChem sales on consolidated gross profit. GemChem, in addition to being the exclusive sales agent for the Company, is also a distributor of various pharmaceutical and nutritional supplement products. The gross profit margin for the distribution of GemChem's products was approximately 15% compared to the gross profit margin of approximately 47% for the Company's manufactured products.

                  Operating expenses declined by $822,900 to $16,155,600 in 1994 from the $16,978,500 reported in 1993. The following is a discussion of operating expenses:

         Selling and Regulatory:

         Selling and Regulatory expenses decreased by $1,666,000 to $4,582,700 in 1994 from $6,248,700 in 1993. The decrease in selling and regulatory expenses is primarily attributable to a decrease in variable selling costs. Significant reductions in Bidrin(R) rebates and royalties of approximately $724,000 occurred as a result of the lower sales of Bidrin(R) in 1994. Additionally, a royalty contract related to sales of Phosdrin(R) expired at the end of 1993 eliminating royalties of approximately $499,000 incurred in 1993. Other reductions in rebates as a result of changes in the sales mix amounted to approximately $283,000.

         Research and Development:

         Research and development costs, which include costs incurred to generate scientific data and other activities performed in the department, increased by $527,800 to $6,211,500 in 1994 from $5,683,700 in 1993. Costs incurred to generate scientific data increased by $826,600 to $5,544,000 in 1994 as compared to $4,715,400 in 1993. The most significant increases in scientific data generation related to the Bidrin(R) and Napthalene Acetic Acid product groups which accounted for an increase in costs of approximately $1,500,000 while a gradual curtailment of costs related to the DDVP product group resulted in a reduction in costs in 1994 of approximately $778,000. The Company did receive a benefit of $350,000 in 1994 as a result of an unrelated chemical company paying the Company for the right to cite and rely upon data developed by the Company.

         Freight, Delivery and Warehousing:

         Freight, delivery and warehousing costs decreased by $132,800 to $2,560,700 in 1994 from $2,693,500 in 1993. These costs decreased primarily as a result of decreased freight costs due to lower sales at CHEMICAL.

         General, Administrative and Corporate:

         General, administrative and corporate costs increased by $464,700 to $2,800,700 in 1994 from $2,336,000 in 1993. The increase was primarily attributable to an increase in legal costs. (Refer to PART I, Item 3 for a discussion of legal proceedings.)

                  Interest costs were $978,200 in 1994 as compared to $833,900 in 1993. The average level of short-term borrowing increased by $429,800 to $6,840,100 in 1994 from $6,410,300 in 1993. The average level of long-term debt declined by $819,800 to $5,369,000 in 1994 from $6,188,800 in 1993. The lower average debt for 1994 as compared to 1993, was not sufficient to offset higher effective interest rates which accounted for the increase in interest costs.

                  Income tax expense decreased by $846,500 to $261,800 in 1994 as compared to $1,108,300 in 1993. See Note 5 to the Consolidated Financial Statements for an analysis of the changes in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

                  Working capital was $15,694,500 as of December 31, 1995 reflecting an $11,021,800 improvement over working capital of $4,672,700 as of December 31, 1994.

                  Current assets were $722,300 higher at December 31, 1995 than at December 31, 1994. While trade receivables were $2,505,900 higher at December 31, 1995 due to the greater sales volume at CHEMICAL, the increase was substantially offset by the payment in 1995 of a $2,075,000 legal settlement receivable recorded at December 31, 1994 related to the DBCP settlement (Refer to PART I, Item 3, Legal Proceedings and Note 7 of the Notes to the Consolidated Financial Statements of this annual report for additional information). Also offsetting the increase in trade receivables was a decrease in other receivables of $425,500 which was primarily attributable to the receipt of $350,000 related to the sale of rights to the use of scientific data generated by the Company. Inventories increased $1,051,700 in 1995 over 1994. The higher inventory level is attributable to a planned build-up of certain of the Company's finished products in anticipation of meeting future sales demands. Prepaid expenses decreased $348,700 in 1995 which was primarily due to the expense recognition of royalties paid in advance.

                  Current liabilities decreased $10,299,500 in 1995 over 1994. The Company paid down the Company's fully-secured line of credit from $8,000,000 at December 31, 1994 to $3,900,000 at December 31, 1995. Additionally, in September 1995, the Company renewed and amended its line of credit agreement with its bank, one of the terms of which was the extension of the expiration date to July 31, 1997. As such, the balance of $3,900,000 under the line of credit agreement at December 31, 1995 has been classified as a long-term liability. The line of credit agreement, which has a borrowing limit of $10,500,000, had $6,600,000 of available credit at December 31, 1995. Another significant reduction in current liabilities as of December 31, 1994 was the payment during 1995 of a legal settlement in the amount of $3,366,900 related to the DBCP lawsuits (Refer to PART I, Item 3, Legal Proceedings and Note 7 of the Notes to the Consolidated Financial Statements of this annual report for additional information). The effects of the above noted decreases were offset by an increase in income taxes payable of $693,300 and a net increase in accounts payable and other accrued expenses of $313,200.

                  The Company invested $755,000 in capital expenditures in 1995. These expenditures improve and/or maintain the existing capacity of the Company's manufacturing facility, and address the Company's continual effort to adapt its manufacturing processes to the environmental control standards of its various controlling agencies. The Company also invested $226,500 in deferred charges in 1995, most of which relate to EPA study costs. The capitalized balance of deferred charges as of December 31, 1995 are not material. The Company recognized $3,415,300 of depreciation and amortization expense in 1995. As of December 31, 1995, the Company does not have any material commitments for future capital expenditures.

                  As part of the renewal and amendment of the Company's credit facility, as discussed above, the Company increased its term loan availability to a maximum of $5,250,000 to be paid in monthly installments through December 1, 2000. The Company borrowed an additional $3,702,300 in December 1995 which increased the existing term loan to the maximum amount allowed as of December 31, 1995. The Company made principal payments on its long-term debt of $1,797,800 during 1995.

                  There has been constant public pressure upon the federal and state governments to require FIFRA product registrants to supply new scientific data (such as toxicological and environmental fate tests), which has resulted in government action requiring additional studies and the submission of more data. Based on facts known today, the Company estimates it will spend approximately $3,900,000 in 1996 on these studies. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not material new or additional tests may be required. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. For further information, refer to PART I,
Item 1, Business, Competition of this Annual Report.

                  CHEMICAL is a manufacturer and formulator of chemicals for crops, human and animal health protection. For discussions pertaining to the Company's litigation refer to PART I, Item 3, Legal Proceedings of this Annual Report.

                  Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operations will be adequate to meet total financial needs in 1996. Management also continues to believe, to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

                  The Company, as previously disclosed, is required to supply studies and the submission of data to federal and state governmental agencies. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not additional tests that may be material will be required. Although management does not currently foresee any critical liquidity problems, should material new or additional tests be required during 1996, anticipated funds from operations may not be adequate to meet total financial needs in 1996.

                  Management believes that inflation has not had a significant impact on the Company's costs and prices during the past three years.

New Accounting Standards

                  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of" ("SFAS No. 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                  Statements of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock- based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------            -------------------------------------------

                  The Financial Statements and Supplementary Data are listed at
PART IV, Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this report.

ITEM 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------           --------------------------------------------------

                  The following persons are the current Directors and Executive Officers of Registrant:

              Name of
         Director/Officer                            Age               Capacity

         Herbert A. Kraft                            72                Co-Chairman

         Glenn A. Wintemute                          71                Co-Chairman

         Eric G. Wintemute                           40                Director, President and
                                                                       Chief Executive Officer

         James A. Barry                              45                Director, Vice President,
                                                                       Chief Financial Officer,
                                                                       Treasurer and Assistant
                                                                       Secretary

         Glenn E. Mallory                            86                Director and Corporate
                                                                       Secretary

         Henry L. Scott                              77                Director

         Jesse E. Stephenson                         72                Director

                  Herbert A. Kraft has served as Co-Chairman of the Board since July 1994. Mr. Kraft served as Chairman of the Board and Chief Executive Officer from 1969 to July 1994.

                  Glenn A. Wintemute has served as Co-Chairman of the Board since July 1994. Mr. Wintemute served as President of the Company and all operating subsidiaries since 1984 and was elected a director in 1971. He served as President of CHEMICAL from 1963 to July 1994.

                  Eric G. Wintemute has served as a director since June 1994. Mr. Wintemute has also served as President and Chief
Executive Officer since July 1994.  He was appointed Executive
Vice President and Chief Operating Officer of the Company in
January 1994, upon the Company's acquisition of GemChem, Inc. He co-founded GemChem, Inc., a national chemical distributor, in 1991 and served as its President. Mr. Wintemute was previously employed by CHEMICAL from 1977 to 1982. From 1982 to 1991, Mr.
Wintemute worked with R. W. Greeff & Co., Inc., a former distributor of certain of CHEMICAL's products. During his tenure with R. W. Greeff & Co., Inc., he served as Vice President and

Director.  He is the son of the Company's Co-Chairman, Glenn A. Wintemute.

                  James A. Barry has served as a director since June 1994. Mr. Barry was appointed Treasurer in July 1994. He has served as Chief Financial Officer of the Company since 1987, and as Vice President and Assistant Secretary since 1990. From 1990 to July 1994, he also served as Assistant Treasurer.

                  Glenn E. Mallory has served as a director of the Company since 1971 and its Secretary since 1976. Mr. Mallory served as Treasurer from 1976 to July 1994. He also served as Vice President of CHEMICAL from 1970 to September 1993.

                  Henry L. Scott has served as a director of the Company since 1983. He has been a practicing certified public accountant since 1951. Mr. Scott serves on the board of directors of Royal American Printing Machine Company, Beverly Hills Medical Group and several privately held companies.

                  Jesse E. Stephenson has served as director of the Company since 1977 (except for a 10-month period following March
1992). He was the General Manager of a wholly-owned subsidiary of the Company, from 1968 to 1978. Mr. Stephenson is retired and is a private investor.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

                  The Company believes that during 1995 all reports required to be filed under Section 16(a) by its executive officers, directors, and greater than ten percent beneficial owners were timely filed.

ITEM 11           EXECUTIVE COMPENSATION

                  The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 1995, 1994, and 1993 paid or awarded by the Corporation and its subsidiaries to the Corporation's Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM COMPENSATION
                                                                                                  ----------------------

                                             ANNUAL COMPENSATION                             AWARDS             PAYOUTS
                                             -------------------                             ------             -------
            (A)               (B)       (C)           (D)           (E)            (F)              (G)         (H)         (I)

                                                                   OTHER           RE-        SECURITIES                    ALL
           NAME                                                   ANNUAL        STRICTED      UNDERLYING                   OTHER
            AND                                                   COMPEN-         STOCK        OPTIONS/        LTIP       COMPEN-
         PRINCIPAL                    SALARY         BONUS        SATION        AWARD(S)         SARS         PAYOUTS     SATION
         POSITION            YEAR      ($)           ($)           ($)1          ($)              (#)           ($)        ($)
         --------            ----    -------       -------       --------       ---------     ----------     --------     ------

Eric G. Wintemute(2)         1995     172,000            -             -              -               -            -       4,993(6)
 President and               1994     140,771            -            (-)             -            30,000(4)       -       4,990(6)
 Chief Executive Officer

James A. Barry(3)            1995     122,751            -             -              -             5,000(5)       -       4,070(6)
 Vice President, CFO         1994     103,009            -             -              -               -            -       3,245(6)
 and Treasurer

Herbert A. Kraft(7)          1995         -              -             -              -                -           -     254,086(7)
 Co-Chairman                 1994     142,008            -             -              -                -           -     131,857(7)
                             1993     265,976            -             -              -                -           -       4,827(4)


Glenn A. Wintemute(7)        1995         -              -             -              -                -           -     254,086(7)
 Co-Chairman                 1994     141,171            -             -              -                -           -     131,857(7)
                             1993     264,476            -             -              -                -           -       4,827(4)

- --------

(1) No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer's salary.

(2) Mr. Eric G. Wintemute joined the Company in January 1994.

(3) Amounts prior to 1994 were not required to be reported.

(4) Represents options to purchase Common Stock of the Company issued to Eric Wintemute in connection with the acquisition of GemChem, Inc., by the Company during 1994. The options issued to Mr. Wintemute represent approximately 43% of the total options issued by the Company in 1994. The exercise price of the options is $10.00 per share and the options vest one-fourth on January 15, 1995, 1996, 1997 and 1998 and all options expire on April 15, 1998.

(5) Represents options to purchase Common Stock of the Company. The options issued to Mr. Barry represent approximately 13% of the total options issued by the Company in 1995.

(6) These amounts represent the Company's contribution to the Company's Retirement Savings Plan, a qualified plan under Internal Revenue Code
    Section 401 (k).

(7) Messrs. Kraft and Wintemute retired from the Company as active employees in July 1994 and subsequently entered into consulting agreements with the Company to provide specified services through July 1999. All other compensation (column (I)) includes $127,164 paid to each individual under his consulting agreement and $4,693 on behalf of each individual as a retirement savings plan contribution as described in (6) above for 1994. Amounts for 1995 represent payments paid to each individual under his consulting agreement.

           Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board consists of Messrs. Herbert A. Kraft, Jesse E. Stephenson and James A. Barry. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company's shareholders.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- -------           -----------------------------------------------
                  AND MANAGEMENT
                  --------------

                  To the knowledge of Registrant, the ownership of Registrant's outstanding Common Stock as of March 22, 1996, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

                                                                                Amount and
                                                                                Nature
Office                            Name and Address                              of Beneficial               Percent
(if any)                          Beneficial Owner                              Ownership(1)                of Class
- --------                          ----------------                              -----------                 --------

Co-Chairman                       Glenn A. Wintemute                              769,985(2)                   30.5%
                                  4695 MacArthur Court
                                  Newport Beach, CA 92660

Co-Chairman                       Herbert A. Kraft                                639,883(3)                   25.4%
                                  4695 MacArthur Court
                                  Newport Beach, CA 92660

                                  Goldsmith & Harris et al.                       153,560(4)                    6.1%
                                  80 Pine Street
                                  New York, NY 10005

Director                          Jesse E. Stephenson                              53,350(5)                    2.1%
                                  4695 MacArthur Court
                                  Newport Beach, CA 92660

Director,                         Eric G. Wintemute                                53,303(6)                    2.1%
  President                       4695 MacArthur Court
  & CEO                           Newport Beach, CA 92660

Director                          Henry L. Scott                                    4,070                       --(8)
                                  4695 MacArthur Court
                                  Newport Beach,  CA  92660

Director,                         James A. Barry                                    1,833(7)                    --(8)
  Vice President,                 4695 MacArthur Court
  CFO & Treasurer                 Newport Beach, CA 92660

Directors and Officers                                                          1,522,424                      59.9%
  as a group(7)

- ---------------------

(1)  Record and Beneficial.

(2) This figure includes 22,220 common shares owned by Mr. Wintemute's children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(3) Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 1,430 shares held in an Individual Retirement Account.

(4)  The Company has relied on information reported on a Statement on
     Schedule 13D dated August 21, 1992, filed by Goldsmith & Harris et al. with the Securities and Exchange Commission, and has adjusted for the 10% stock dividend issued March 15, 1996.

(5)  Mr. Stephenson holds all of his shares in a family trust.

(6) This figure includes 16,500 shares Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of March 22, 1996.

(7) This figure represents shares Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of March 22, 1996.

(8)  Under 1% of class.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------           ----------------------------------------------

                  In September 1991, the Company entered into an agreement with GemChem to represent the Company as its sales representative. No director, officer or significant shareholder of the Company had any direct or indirect relationship with or interest in GemChem; however, Eric G. Wintemute, the son of the Company's then President Glenn A. Wintemute, owned an approximate one-third equity interest in GemChem. The Company purchased approximately $3,600,000 and $3,200,000 in 1993 and 1992, respectively, of raw materials from GemChem. During the years ended December 31, 1993, and 1992, the Company expensed $1,586,400 and $1,386,400, respectively, in commissions earned by GemChem. No commissions were owed GemChem as of December 31, 1993. The Company believes that the commissions paid to GemChem for sales of products were no less favorable to the Company than would have been available from unrelated parties.

                  In March 1994, the Company concluded the purchase of all the issued and outstanding stock of GemChem. The purchase was effective January 15, 1994. The aggregate purchase price consisted of 50,000 unregistered shares of the Company's common stock and approximately $592,000 in two year notes with interest at prime plus .75%. The total purchase price was valued at $1,029,500. See also Note 11 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                  In connection with their retirement from the Company as active employees in July 1994, Messrs. Herbert A. Kraft and Glenn A. Wintemute entered into written consulting agreements with the Company effective July 14, 1994. Pursuant to the consulting agreements, Messrs. Kraft and Wintemute will perform management and financial consulting services for the Company as assigned by the Board of Directors or the Chief Executive Officer for the five year term of the agreement, ending on July 14, 1999. The agreement provides that neither Messrs. Kraft or Wintemute will be required to expend more than 400 hours in any twelve month period or forty hours in any one month period. Under the agreement, Messrs. Kraft and Wintemute each received $287,500 for the year ended July 14, 1995. They will also, under the agreement, each receive $243,750 for the year ending July 14, 1996, $200,000 for the year ending July 14, 1997, $156,250 for the year ending July 14, 1998 and $112,500 for the year ending July 14, 1999. In the event of death or disability prior to July 14, 1999, such payments will continue to be paid to the individual or his estate, as applicable. The agreements also provide for continuation of medical and dental insurance benefits until the expiration of the term of the agreements.

                                     PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

     (a) The following documents are filed as part of this report:

           (1) Index to Consolidated Financial
                 Statements and  Supplementary Data:

                         DESCRIPTION

                                                                 PAGE NO.

           Report of Independent Certified Public Accountants       38

           Financial Statements:

              Consolidated Balance Sheets as of
                December 31, 1995 and 1994                          39

              Consolidated Statements of Income for
                the Years Ended December 31, 1995, 1994,
                and 1993                                            41

              Consolidated Statements of Changes in
                Stockholders' Equity for the Years Ended
                December 31, 1995, 1994, and 1993                   42

              Consolidated Statements of Cash Flows for
                the Years Ended December 31, 1995, 1994,
                and 1993                                            43

              Summary of Significant Accounting Policies
                and Notes to Consolidated Financial
                Statements                                          45

           (2) Financial Statement Schedules:

                           All schedules are omitted because they are not
applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits:

               The exhibits listed on the accompanying Index To Exhibits, page 59, are filed as part of this annual report.

     (b) Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1996.

AMERICAN VANGUARD CORPORATION (Registrant)

/s/  Eric G. Wintemute                         /s/  James A. Barry
- --------------------------------               --------------------------------
By:      ERIC G. WINTEMUTE                     By:      JAMES A. BARRY
         President,                                     Vice President,
         Chief Executive Officer                        Chief Financial Officer,
         and Director                                   Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Herbert A. Kraft                          /s/ Glenn A. Wintemute
- --------------------------------              ---------------------------
HERBERT A. KRAFT                              GLENN A. WINTEMUTE
Co-Chairman                                   Co-Chairman
March 28, 1996                                March 28, 1996

/s/ Glenn E. Mallory                          /s/ Henry L. Scott
- --------------------------------              ---------------------------
GLENN E. MALLORY                              HENRY L. SCOTT

Corporate Secretary and                       Director
Director                                      March 28, 1996
March 28, 1996

/s/ Jesse E. Stephenson
- --------------------------------
JESSE E. STEPHENSON
Director
March 28, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
American Vanguard Corporation

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and their subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                         BDO SEIDMAN, LLP

Los Angeles, California
March 4, 1996

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                        ASSETS (NOTE 4)                        1995                    1994
                                                               ----                    ----
Current assets:
   Cash                                                  $   331,600             $   317,700

   Receivables:
       Trade                                              15,228,300              12,722,400
       Legal settlements (note 7)                            195,000               2,270,000
       Other                                                  62,700                 488,200
                                                          ----------              ----------
                                                          15,486,000              15,480,600
                                                          ----------              ----------
       Inventories:
       Finished products                                   6,001,600               5,544,100
       Raw materials                                       2,268,000               1,673,800
                                                          ----------              ----------
                                                           8,269,600               7,217,900
                                                          ----------              ----------

   Prepaid expenses                                          581,000                 929,700
                                                          ----------              ----------
              Total current assets                        24,668,200              23,945,900

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $14,079,900 in 1995 and $11,968,900
  in 1994 (notes 1,3,4, and 6)                            13,680,400              15,024,100

Land held for development                                    210,800                 210,800

Costs in excess of net assets acquired, net of
  accumulated amortization of $165,900 in
  1995 and $132,500 in 1994 (note 11)                        442,100                 475,500

Deferred charges, net of accumulated
  amortization of $6,035,600 in 1995 and
  $4,866,700 in 1994 (note 2)                                 57,900               1,001,100
Other assets                                                 281,600                 271,300
                                                          ----------              ----------

                                                         $39,341,000             $40,928,700
                                                          ==========              ==========

                                   (CONTINUED)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

       LIABILITIES AND STOCKHOLDERS' EQUITY                                             1995                    1994
                                                                                        ----                    ----
Current liabilities:
   Note payable to bank (note 4)                                                  $       -               $ 8,000,000
   Current installments of long-term debt (note 3)                                  1,265,600               1,205,300
   Accounts payable                                                                 2,810,800               2,891,600
   Accrued expenses                                                                 3,486,200               3,092,200
   Income taxes payable                                                             1,366,300                 672,500
   Legal settlements payable (note 7)                                                  44,700               3,411,600
                                                                                   ----------              ----------
              Total current liabilities                                             8,973,600              19,273,200

Note payable to bank (note 4)                                                       3,900,000                     -
Long-term debt, excluding current
   installments (note 3)                                                            5,539,500               3,695,300

Deferred income taxes (note 5)                                                      2,922,500               2,817,300
                                                                                   ----------              ----------

              Total liabilities                                                    21,335,600              25,785,800
                                                                                   ----------              ----------


Commitments and contingent liabilities
 (notes  3, 4, 6, 7, 10 and 12)

Stockholders' equity: (note 13)
   Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                                                           -                       -
   Common stock, $.10 par value per share;
    authorized 10,000,000 shares; issued
    2,331,371 shares                                                                  233,100                 233,100
   Additional paid-in capital                                                       1,688,200               1,688,200
   Retained earnings                                                               16,345,600              13,221,600
                                                                                   ----------              ----------
                                                                                   18,266,900              15,142,900

   Less treasury stock, 38,500 shares at cost                                         261,500                     -
                                                                                   ----------              --------

              Total stockholders' equity                                           18,005,400              15,142,900
                                                                                   ----------              ----------

                                                                                  $39,341,000             $40,928,700
                                                                                   ==========              ==========



            See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995                 1994               1993
                                               ----                 ----               ----
Net sales  (note 9)                       $ 55,402,100        $ 45,098,100        $ 45,477,500
Cost of sales                               30,741,700          25,366,300          24,339,000
                                          ------------        ------------        ------------

              Gross profit                  24,660,400          19,731,800          21,138,500

Operating expenses                          18,689,400          16,155,600          16,978,500
Legal settlement expenses (note 7)                --               230,000                --
                                          ------------        ------------        ------------

              Operating income               5,971,000           3,346,200           4,160,000

Interest expense                              (935,400)           (978,200)           (833,900)
Interest income                                  7,400               6,500               7,300
Other settlement expenses (note 7)                --              (910,000)               --
                                          ------------        ------------        ------------

              Income from
                 operations before
                 income tax expense          5,043,000           1,464,500           3,333,400

Income tax expense (note 5)                  1,919,000             261,800           1,108,300
                                          ------------        ------------        ------------
              Net income                  $  3,124,000        $  1,202,700        $  2,225,100
                                          ============        ============        ============


Per share information:
     Net income                           $       1.23        $        .47        $        .89
                                          ============        ============        ============


Weighted average number
     of shares                               2,546,471           2,562,398           2,509,536
                                          ============        ============        ============



            See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               ADDITIONAL
                                  COMMON         PAID-IN           RETAINED        TREASURY
                                   STOCK         CAPITAL           EARNINGS          STOCK              TOTAL
                                  -------       ---------         ----------       ----------        ----------

Balance, January 1, 1993         $228,100       $1,255,700       $ 9,793,800       $    --          $ 11,277,600

  Net income                         --               --           2,225,100            --             2,225,100
                                 --------       ----------       -----------       ---------        ------------

Balance, December 31, 1993        228,100        1,255,700        12,018,900            --            13,502,700

  Common stock issued in
    connection with
    acquisition of
    GemChem, Inc.                   5,000          432,500              --              --               437,500
     (note 11)
  Net income                         --               --           1,202,700            --             1,202,700
                                 --------       ----------       -----------       ---------        ------------

Balance, December 31, 1994        233,100        1,688,200        13,221,600            --            15,142,900

  Net income                         --               --           3,124,000            --             3,124,000
  Treasury stock acquired            --               --                --          (261,500)           (261,500)
                                 --------       ----------       -----------       ---------        ------------

Balance, December 31, 1995       $233,100       $1,688,200       $16,345,600       $(261,500)       $ 18,005,400
                                 ========       ==========       ===========       =========        ============


           See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

INCREASE (DECREASE) IN CASH                               1995                1994               1993
                                                          ----                ----               ----
Cash flows from operating activities:
   Net income                                          $ 3,124,000        $ 1,202,700        $ 2,225,100
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
          Depreciation and amortization
             of property, plant and equipment            2,098,700          2,012,000          1,983,800
          Amortization of intangible assets
             and deferred charges                        1,316,600          1,485,800          1,504,200
          Increase in allowance for
             related party receivable                         --                 --              115,000
          Changes in assets and liabilities
             associated with operations:
                Increase in receivables                     (5,400)        (4,621,500)        (4,208,700)
                Increase in inventories                 (1,051,700)        (1,785,100)          (124,700)
                Decrease (increase)
                  in prepaid expenses                      348,700            (66,400)          (462,400)
                Increase (decrease) in
                  accounts payable                         (80,800)           833,100           (247,000)
                Increase (decrease) in other
                  payables and accrued expenses         (2,279,100)         2,896,800            351,900
                Increase (decrease) in
                  deferred income taxes                    105,200           (221,500)          (115,800)
                                                       -----------        -----------        -----------
                         Net cash provided by
                            operating activities         3,576,200          1,735,900          1,021,400
                                                       -----------        -----------        -----------



Cash flows from investing activities:

   Capital expenditures                                   (755,000)          (939,200)        (1,053,200)
   Decrease in marketable securities                          --                 --               49,700
   Additions to deferred charges                          (226,500)          (520,900)          (414,400)
   Net increase in other
      noncurrent assets                                   (123,800)            (4,100)           (87,000)
                                                       -----------        -----------        -----------
                         Net cash used in
                            investing activities        (1,105,300)        (1,464,200)        (1,504,900)
                                                       -----------        -----------        -----------


                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

INCREASE (DECREASE) IN CASH                             1995                 1994               1993
                                                        ----                 ----               ----
Cash flows from financing activities:
   Net borrowings under line
      of credit agreement                             $(4,100,000)       $   400,000        $ 2,200,000
   Proceeds from issuance of
      long-term debt                                    3,702,300            592,000               --
   Principal payments on long-term debt                (1,797,800)        (1,236,800)        (1,521,700)
   Acquisition of treasury stock                         (261,500)              --                 --
                                                      -----------        -----------        -----------

              Net cash provided by
                 (used in) financing activities        (2,457,000)          (244,800)           678,300
                                                      -----------        -----------        -----------

               Net increase in cash                        13,900             26,900            194,800



Cash at beginning of year                                 317,700            290,800             96,000
                                                      -----------        -----------        -----------

Cash at end of year                                   $   331,600        $   317,700        $   290,800
                                                      ===========        ===========        ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:

      Interest                                        $ 1,011,100        $   993,100        $   795,200
      Income taxes                                      1,119,800            940,800            818,000
                                                      ===========        ===========        ===========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1993, capital lease obligations of $216,200 were incurred when the Company entered into leases for new property, plant, and equipment.

During 1994, in connection with the acquisition of GemChem, Inc. (see note 11), as part of the purchase price, the Company issued 50,000 shares of its common stock with a fair value of $437,500.

           See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           DECEMBER 31, 1995 AND 1994

Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufacturers and formulates chemicals for crops, human and animal protection. One of the Company's subsidiaries, GemChem, Inc. (see note 11), is the Company's exclusive sales agent and is also a distributor of various pharmaceutical and nutritional supplement products. The consolidated financial statements include the accounts of American Vanguard Corporation ("Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Intangible Assets

Intangible assets resulting from the business acquisition (see Note 11), consists of cost in excess of net assets (goodwill) acquired. Goodwill is being amortized on a straight-line basis over the period of an expected benefit of 15 years. Management has a policy to review goodwill and other productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

Revenue Recognition

Sales are recognized upon shipment of products or transfer of title to the customer.

Depreciation

Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

Fair Value of Long-term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

Income Taxes

Income taxes have been provided using the asset and liability method in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109").

SFAS 109 employs an asset and liability approach in accounting for income taxes, the objective of which, is to recognize the amount of current and deferred taxes at the date of the financial statements using the provisions of the tax laws then in effect.

Per Share Information

Earnings per share amounts are computed based on the weighted average number of shares of common stock. Common stock equivalents, which consisted of options to purchase the Company's common stock, were anti-dilutive in 1995 and 1994. There were no common stock equivalents outstanding during 1993. Earnings per share have been restated to reflect a 10% common stock dividend payable March 15, 1996 to common stockholders of record as of February 29, 1996.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

(1)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 1995 and 1994 consists of the following:

                                                                                       ESTIMATED
                                                    1995                1994           USEFUL LIVES
                                                    ----                ----           ------------

Land                                          $ 2,319,800         $ 2,319,800
Buildings and improvements                      3,539,900           3,450,500        10 to 30 years
Machinery and equipment                        19,998,800          19,911,200         3 to 10 years
Office furniture and fixtures                     971,800             819,200         3 to 10 years
Automotive equipment                              105,000             103,600         3 to  6 years
Construction in progress                          825,000             388,700
                                               ----------          ----------
                                               27,760,300          26,993,000
Less accumulated depreciation                  14,079,900          11,968,900
                                               ----------          ----------

                                              $13,680,400         $15,024,100
                                              ===========         ===========

(2)   DEFERRED CHARGES

During 1995 and 1994, the Company capitalized $185,000 and $509,000, respectively, in deferred charges relating to certain Environmental Protection Agency study costs for a new product the Company began producing in October 1990. Amortization of these costs began in October 1990, and was provided by the units of production method over a period of five years through September 1995. Total study costs incurred and capitalized through September 1995 for this product approximated $5,812,500.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)   LONG-TERM DEBT

Long-term debt of the Company at December 31, 1995 and 1994 is summarized as follows (fair values approximate reported carrying amounts):

                                                                            1995               1994
                                                                            ----               ----
Note payable, secured by certain real
   property, renewed and amended in
   September 1995, principal increased to
   $5,250,000, payable in 60 fixed monthly
   installments of $87,500 commencing January 1, 1996,
   plus interest at prime plus .5%
   (prime was 8.5% at December 31, 1995), with
   remaining unpaid principal
   due December 1, 2000                                                $ 5,250,000        $ 2,476,300
Note payable, secured by certain
   real property, amended in December 1995,
   payable in 85 fixed monthly
   installments of $13,335, plus interest at
   prime plus 1% with remaining unpaid
   principal due
   February 1, 1997                                                      1,439,900          1,599,900
Note payable, secured by certain
   real property, payable in 60 fixed
   monthly installments of $1,700,
   principal and interest                                                      -               10,900
Notes payable to three individuals
   in connection with the acquisition of the
   common stock of GemChem, Inc.,
   collateralized by the common stock of GemChem,
   Inc., interest payable monthly
   at prime plus .75% with principal due by
   March 31, 1996.                                                             -              592,000

Obligations under capitalized
   leases (see note 6)                                                     115,200            221,500
                                                                        ----------         ----------
                                                                         6,805,100          4,900,600
Less current installments                                                1,265,600          1,205,300
                                                                        ----------         ----------

                                                                       $ 5,539,500        $ 3,695,300
                                                                        ==========         ==========

Approximate principal payments on long-term debt mature as follows:

                           1996                               $1,265,600
                           1997                                2,377,800
                           1998                                1,061,700
                           1999                                1,050,000
                           2000                                1,050,000
                                                              ----------
                                                              $6,805,100
                                                              ==========

(4)   NOTE PAYABLE TO BANK

Under a credit agreement with a bank, the Company may borrow up to $10,500,000. The note bears interest at a rate of prime plus .25% (prime was 8.5% at December 31, 1995 and 1994). Additionally, the Company, at its option, may pay a fixed rate offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. Substantially all of the Company's assets not otherwise

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on July 31, 1997. The Company had $6,600,000 available under this credit agreement as of December 31, 1995. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 1995. The balance outstanding at December 31, 1995 and 1994 was $3,900,000 and $8,000,000. The average amount outstanding during the years ended December 31, 1995 and 1994 was $6,526,200 and $6,840,100. The weighted average interest rate during the years ended December 31, 1995 and 1994 was 9.1% and 7.25%.

(5)   INCOME TAXES

The components of income tax expense are:

                                       1995                1994               1993
                                       ----                ----               ----
Current:
   Federal                        $ 1,255,400        $   490,000        $   931,700
   State                              539,800            (16,800)           373,500
   Other, primarily foreign            18,600             10,100               --

Deferred:
   Federal                            242,300           (138,500)          (145,300)
   State                             (137,100)           (83,000)           (51,600)
                                  -----------        -----------        -----------

                                  $ 1,919,000        $   261,800        $ 1,108,300
                                  ===========        ===========        ===========

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

                                       1995               1994               1993
                                       ----               ----               ----
Computed tax provision at
 statutory Federal rates          $ 1,714,600        $   497,900        $ 1,133,200
Increase (decrease) in
 taxes resulting from:
   State taxes, net of
    Federal income tax
    benefit                           300,600             30,400            204,600
   Refund of prior year
    State income taxes from
    utilization of net
    operating loss
    carryforward                         --             (145,900)              --
   Nondeductible expenses              33,000             68,600               --
   Other                               18,600             10,100             13,300
   Benefit of research and
    development and
   alternative minimum
   tax credits                       (147,800)          (199,300)          (242,800)
                                  -----------        -----------        -----------
                                  $ 1,919,000        $   261,800        $ 1,108,300
                                  ===========        ===========        ===========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax liability at December 31, 1995 and 1994 relate to the following:

                                                1995               1994
                                                ----               ----

Plant and equipment, principally due
 to differences in depreciation and
 capitalized interest                      $ 3,405,300        $ 2,750,400
Deferred charges capitalized                      --              380,600
Inventories, principally due to
 additional costs inventoried for
 tax purposes pursuant to the Tax
 Reform Act of 1986                           (150,300)          (147,300)
State income taxes                            (153,600)           (15,700)
Vacation pay accrual                           (92,400)           (86,900)
Accrual for product recall costs               (70,200)              --
Tax credits benefit
 (primarily research and
  development)                                    --              (56,900)
Other                                          (16,300)            (6,900)
                                           -----------        -----------
   Net deferred income tax liability       $ 2,922,500        $ 2,817,300
                                           ===========        ===========


The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

(6)  LEASES

The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

Property, plant and equipment include the following leased property under capital leases by major classes:

          Machinery and equipment                             $241,800
          Office furniture and fixtures                        204,300
                                                              --------
                                                               446,100
          Less accumulated depreciation                        146,200

                                                              $299,900
                                                              ========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following is a schedule of future minimum lease payments for capital leases as of December 31, 1995:

 Year ending December 31:

                                    1996                     $ 63,800
                                    1997                       51,300
                                    1998                       11,900
                                                             --------

     Total minimum lease payments                             127,000

Less amount representing interest                              11,800

     Present value of net minimum lease payments             $115,200
                                                             ========


(7)   LITIGATION AND ENVIRONMENTAL

DBCP LAWSUITS

A. California Matters

i)       1995 Settlement of Claims.

                  In 1995 CHEMICAL has brought its participation in twenty-three similar lawsuits filed between January 1990 and December 1994 to an end. The Plaintiffs in each matter were primarily water districts and municipalities that alleged property damage resulting from, among other things, the fact that each plaintiff's water supply had been contaminated by DBCP. The settlement covered all the plaintiff's current and future 1,2 Dibromo-3-Chloropropane (hereinafter referred to as "DBCP") a pesticide, ethylene dibromide (hereinafter referred to as "EDB") a fumigant, and related claims. On February 15, 1995, the Superior Court of California in San Francisco County approved this settlement as having been made in "good faith". The effect of the Superior Court's approval is to bar claims, arising from these pleadings, against CHEMICAL by other defendants (and other tortfeasors) for equitable comparative contribution and/or partial or comparative indemnity. CHEMICAL's portion of the settlement was $905,000. As to matters independent of indemnity issues, the Company recovered $675,000 from two of its insurers.

ii)      Post Settlement Actions.

                  Subsequent to the settlements discussed above, two additional suits alleging property damage resulting from DBCP contamination of water supply were filed in the San Francisco Superior Court and served on CHEMICAL: City of Madera v. Shell Oil Co., et. al., and Malaga County Water District v. Shell Oil Co., et. al. The City of Madera action also alleges contamination of the water supply with EDB. CHEMICAL has never marketed EDB. These suits name as defendants Shell Oil Company, the Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, Velsicol Chemical Company and in the Madera action Great Lakes Chemical Corporation. Malaga has made a settlement

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

demand of $1,344,000 for one of five wells at issue. As discovery is at the early stages no other settlement demands have been received. Defendants are operating under an open extension of time to file responsive pleadings. CHEMICAL has tendered the defense of these two cases to Columbia Casualty/CNA. That insurer has thus far accepted the defense under a reservation of rights in the Malaga action, but has yet to respond to the tender of defense for the Madera action.

B.  Texas Matters

i)       The Carcamo Case.

                  The Company was served with a third-party first amended complaint by Dow Chemical Company which sought indemnity and contribution from CHEMICAL, Del Monte tropical Fruit Company, Del Monte Fresh Produce, N.A., Dead Sea Bromine Co. Ltd., Ameribrom Inc., Saint Lucia Banana Growers Association, Saint Vincent Banana Growers Association, Dominica Banana Growers Association, and Program Nacional de Banano, for any liability Dow may have under a complaint filed by Jorge Colindres Carcamo, et al. vs. Shell, Dow, et al. (the "Carcamo Case"). The Carcamo Case was tried in the United States District Court for the Southern District of Texas, Houston Division, and is an action originally filed in a Texas state court by a purported class of citizens from Honduras, Costa Rica, Guatemala, Nicaragua, Panama, Philippines, Dominica, and the Ivory Coast. These plaintiffs were banana workers and allege that they were exposed to DBCP while applying the product in their native countries. Approximately 15,000 plaintiffs have been named in this and the other suits hereinafter mentioned.

                  In an October 27, 1996 Court Order the third party action against CHEMICAL was dismissed without prejudice. The Order also dismissed the Plaintiff's consolidated cases concluding that these claims should be litigated in the foreign countries where the alleged injuries occurred subject to a number of conditions. One of the more significant conditions requires the Defendants and third party Defendants consent to the jurisdiction of the courts of each of the foreign countries. Under the Order the Defendants may proceed against CHEMICAL, in a court in the United States, for contribution and indemnity should plaintiffs in the underlying actions obtain a judgement against Defendants in any foreign forum. As of the filing of this report, no actions against CHEMICAL have been filed.

ii)      The Rodriguez Case.

                  The Company was served with a third-party complaint on March 15, 1996 by Defendant Standard Fruit Company and Standard Steamship
Company seeking indemnity and contribution from any liability it may have under a complaint entitled Ramon Rodriguez et. al. v. Shell Oil
Company, et. al. (the "Rodriguez Case") filed in the District Court of Jim Hogg County, Texas. Also named as Third Party Defendants are Dead
Sea Bromine Co., Ltd. and Bromine Compounds Ltd. The underlying case alleges injuries caused by Plaintiffs' exposure to DBCP when they applied that pesticide at farms located in Central America, Ecuador and the Philippines. The Company has made a demand upon certain insurers

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

for indemnity from and a defense of the Rodriguez Case. No answer has yet been received from said insurers.

PHOSDRIN(R) LAWSUIT

                  On September 21, 1995, CHEMICAL was served with a complaint filed in the Superior Court of King County, Washington on September 12, 1995 entitled Ricardo Ruiz Guzman, et. al. v. AMVAC Chemical Corporation, et. al.(the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiff farm worker's alleged injuries from their exposure to the pesticide Phosdrin(R) while working in several orchards in Central Washington State in 1993. Other Defendants named in the Guzman case include: Wilbur-Ellis Company, Alan Hilliker, and Ellis D. Wilker. The matter is currently pending in the United States District Court for the Eastern District of Washington and Defendant's Hilliker and Wilker have been dismissed from the action. CHEMICAL has made a demand against its insurers for indemnity and defense of the Guzman Case. The insurer Lexington Insurance Company has thus far accepted the defense under a reservations of rights letter. CHEMICAL has a self insured retention limit of $300,000 under its insurance policy.

TRAIN DERAILMENTS

A.    July 14, 1991; Dunsmuir, California:

                  In August 1992, the Company settled all personal and economic injury claims asserted in a class action lawsuit arising from the July 14, 1991 derailment of a rail tank car leased by CHEMICAL. The derailment, occurring about six miles north of Dunsmuir, California, involved the spill into the Upper Sacramento River of approximately 19,000 gallons of Metam Sodium, a soil fumigant manufactured by CHEMICAL which was being transported by Southern Pacific Transportation Company ("SP") along SP's tracks. The court, when finding that such settlement by CHEMICAL was in "good faith", also ordered that no other person or entity falling within the definition of the settlement class could proceed with claims against the Company.

                  On March 14, 1995, the federal court approved the Consent Decree which the Company and the federal and state governments entered which settled litigation seeking to hold potentially responsible parties under various federal and state statutes responsible for the costs of studying and remediating the environmental consequences caused by the Sacramento Spill, and for damages to the Natural Resources. On January 5, 1996, the Court dismissed the California Sportfishing Protection Alliance's ("Alliance") appeal of a court's order dismissing their intervention. This Order finally resolves the action brought by the Alliance which was the only remaining issue arising from this incident.

B.    February 1, 1996; Devore, California:

                  On March 7, 1996, CHEMICAL was served with a Complaint in an action entitled Alvin Williams, Administrator of the Estate of Kevin
Lewis Williams v. Burlington Northern Santa Fe Railway Company, et. al.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(the "Williams Estate Case"). This case was filed on February 26, 1996 in the Superior Court of Los Angeles County and arose from Kevin Lewis Williams' death in a train derailment which occurred on Burlington Northern Santa Fe Railway Company tracks involving a tank car leased by GATX to Albright & Wilson Americas Corporation ("A&WA") which was transporting 158,000 pounds of Trimethyl Phosphite ("TMP") from A&WA's Charleston, South Carolina Facility to CHEMICAL's manufacturing facility in Los Angeles, California. The derailment, occurred on February 1, 1996 at approximately 4:14 a.m. about 6 miles north of Devore, California, adjacent to the intersection of Interstate 15 and State Highway 138. The derailment involved the engine and most of the railcars on the train resulting in a chemical fire that consumed all of the TMP in addition to the contents of railcars transporting an assortment of hazardous chemicals and other goods. The Estate alleges pecuniary loss to family members in the amount of $ 20,000,000 and prays for other unspecified monetary relief. Other Defendants presently named in the suit are: Burlington Northern Santa Fe Railway Company, The Atchison, Topeka & Santa Fe Railway Company, UNOCAL, Rohm & Haas, and Westinghouse Corporation. CHEMICAL is named in only one of the Estate's seven causes of action. The Company has made demand upon its insurers for indemnity from and defense of the Williams Estate Case. No answer has yet been received from the Company's insurers.

RAILROAD SIDING:

                  As a result of inspections and sampling conducted by the California Department of Toxic Substances Control ("DTSC") of the railroad located, in part, immediately adjacent to CHEMICAL's Commerce, California facility, CHEMICAL was directed to, and did, conduct sampling during 1993 to evaluate the nature and extent of pesticide contamination detected by DTSC on the railroad siding. Following its review of the sampling report prepared by CHEMICAL's independent consultant, DTSC directed that additional sampling be undertaken and CHEMICAL's independent consultant prepared a sampling plan for submittal to DTSC for prior approval as required. However, before additional sampling could be conducted, the Los Angeles county District Attorney's Office ("LADA"), at the request of DTSC, commenced an enforcement action in April 1994, against CHEMICAL, one of its officers, and two employees alleging felony illegal disposal of hazardous waste on the railroad siding. At the same time, DTSC demanded sums of money for alleged violations of certain compliance requirements related to CHEMICAL's management of hazardous waste at its Commerce, California facility. Joint settlement negotiations were conducted with the DTSC and the LADA and were concluded with a settlement agreement which was entered with the Los Angeles Municipal Court in a Stipulated Sentencing Memorandum which provided as follows: (i) all felony charges against CHEMICAL and the three individuals were dismissed; (ii) CHEMICAL entered a plea of nolo contendere to one misdemeanor; (iii) CHEMICAL was placed on probation for approximately six (6) months commencing on or about September 23, 1994; (iv) CHEMICAL was ordered to pay, by March 22, 1995, the sum of $135,000 in fines and penalties, and civil restitution in the amount of $325,000; (v) CHEMICAL agreed to enter into a Consent Agreement and Order (the "First CAO") with DTSC to correct the alleged hazardous waste management compliance violations and to submit a new plan for closure of ten (10) underground storage tanks ("USTs") at the

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Commerce, California facility and (vi) CHEMICAL agreed to enter into a Consent Agreement and Order (the "Second CAO") with DTSC providing for CHEMICAL to further investigate and remediate the railroad siding.

                  Pursuant to the settlement agreement, CHEMICAL entered into the First CAO effective on January 26, 1995, and on March 22, 1995, with the concurrence of the LADA, CHEMICAL withdrew its plea of nolo contendere to the one misdemeanor, entered a plea of not guilty which was accepted, and the court dismissed the complaint against CHEMICAL. CHEMICAL has substantially fulfilled the requirements of the First CAO and, in accordance therewith, submitted new plans for closure of ten (10) USTs located at the facility. During 1995, in accordance with the UST closure plan, CHEMICAL arranged for the removal and cleaning of residues within the tanks and completed the initial investigation of soils in the area of the tanks and their associated piping. CHEMICAL anticipates that additional UST related soil investigations will be completed by late 1996 and that remedial activities, if any, will commence by late 1996 or early 1997.

                  CHEMICAL is currently in discussions with DTSC regarding the specific terms of the Second CAO which will address investigation and remediation of the railroad siding. CHEMICAL is in the process of completing all requirements for addressing investigation and remediation of the railroad siding under a new DTSC program created by California Senate Bill 923 known as the Expedited Remedial Action Program (ERAP). CHEMICAL anticipates that addressing the railroad siding under ERAP will result in a more rapid and cost-effective resolution of environmental conditions in the railroad siding area than could otherwise be expected if the area were addressed under other available DTSC site investigation and remediation programs. The potential future costs associated with the railroad siding investigation and remediation are currently unknown and cannot be reasonably determined until soil investigations will be completed by late 1996 or early 1997.

                  The Company has made claims against its insurance carriers and has expensed all costs incurred which now exceed its $100,000 self-insured retention. There can be no assurance the Company will prevail in its position.

                  Various other legal actions, governmental proceedings, and claims are pending against the Company and its subsidiaries incidental to their businesses.

                  While the ultimate results of the pending matters described above cannot be determined, management does not expect, based upon the facts known today, that they will have a material adverse effect on the Company's results of operations or financial condition.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)  EMPLOYEE DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee's election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute an additional 15% of their salaries of which the Company will match 50% of the first 6% of the additional contribution. The Company's contributions to the Plan amounted to approximately $175,100, $154,000 and $118,200 in 1995, 1994 and
1993, respectively.

(9)  MAJOR CUSTOMERS AND EXPORT SALES

The Company had sales to four major customers that accounted for 24%, 14%, 11%, and 10% of the Company's sales in 1995. In 1994 there were sales to one major customer that accounted for 27% of the Company's sales. In 1993, there were sales to four major customers that accounted for 25%, 11%, 10%, and 10% of the Company's sales.

Export sales were $3,374,700, $3,812,500 and $4,714,400 for 1995, 1994, and
1993.

(10)  ROYALTIES

The Company has various royalty agreements in place extending through June 2001, some of which relate to the Company's acquisition of certain products. Royalty expenses were $786,800, $91,600 and $1,129,900 for 1995, 1994, and 1993.

(11)  ACQUISITION OF GEMCHEM, INC.

In September 1991, the Company entered into an agreement with GemChem, Inc. ("GemChem"), a related party, to represent the Company as its sales representative. Eric G. Wintemute, the son of the Company's former President, Glenn A. Wintemute, owned an approximate one-third equity interest in GemChem. The Company purchased approximately $3,600,000 in 1993 of raw materials from GemChem. During the year ended December 31, 1993 the Company expensed $1,586,400 in commissions earned by GemChem. The Company believes that the commissions paid to GemChem for sales of products were no less favorable to the Company than would have been available from unrelated parties.

Effective January 15, 1994, the Company purchased all of the issued and outstanding stock of GemChem. The results of operations of GemChem have been included in the consolidated results of operations since the effective date of the purchase. The aggregate purchase price consisted of 50,000 unregistered shares of the Company's common stock and approximately $592,000 in two year notes with interest at prime plus .75%. The Company has valued the 50,000 shares at $437,500. All assets acquired were valued at book value, which approximated fair market value, resulting in an allocation to cost in excess of net assets acquired of $437,500 which is being amortized over 15 years. The

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

results of operations of GemChem are not material in relation to the Company.

(12)  Commitments

In July 1994, the Company entered into consulting agreements with two former employees who are the current Co-Chairmen of the Company's Board of Directors. The agreements expire in July 1999 and provide for total remuneration of $1,000,000 over the five year period to be paid to each former employee. As part of the acquisition of GemChem, the Company entered into employment agreements with GemChem's former three officers and shareholders. The employment agreements commenced January 15, 1994 and expire January 14, 1998. The agreements provide for aggregate salaries of $390,000 per year. Annual increases shall be determined by the Board of Directors or its designee but shall not be less than the increase in an agreed upon cost of living index. The employment agreements with the former officers and shareholders of GemChem also provide for the issuance of stock options to purchase an aggregate of 70,000 shares of the Company's common stock. The options are exercisable at the rate of 25% per year commencing January 15, 1995. The exercise price is $10.00 per share. Unexercised options expire on April 15, 1998. All options were anti-dilutive in 1995.

Amounts to be paid under the aforementioned consulting and employment agreements are summarized as follows:

                              Year ending
                              December 31,

                                    1996                 $  837,400
                                    1997                    749,900
                                    1998                    288,600
                                    1999                    121,900
                                                         ----------
                                                         $1,997,800
                                                         ==========

In July 1995, the Company entered into a noncancellable operating sublease for its corporate headquarters expiring in October 1999. The lease contains a provision to pass through to the Company the Company's pro rata share of the building's operating expenses commencing July 1, 1996 in excess of the amount passed through to the sublandlord during the first year of the sublease. Rent expense for the year ended December 31, 1995 was $49,400. There was no rent expense in 1994 and 1993. Future minimum lease payments under the terms of the sublease are as follows:

                              Year ending
                              December 31,
                                    1996                      $149,400
                                    1997                       149,400
                                    1998                       149,400
                                    1999                       124,500
                                                              --------
                                                              $572,700
                                                              ========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)  Research and Development

Research and development expenses were $3,717,400, $5,544,000 and $4,715,400 for the years ended December 31, 1995, 1994 and 1993, respectively.

(14)  Subsequent Event

On February 5, 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to shareholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Weighted average number of shares have been restated to reflect the 10% stock dividend.

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

                                                                                        Page
                                                                                    Sequentially
                                                                                      Numbered
                                                                                    ------------
          2.1         Purchase and Sales Agreement dated November
                      15, 1993, between Amvac Chemical Corporation
                      and E.I. du Pont de Nemours and Company.(4)                         --

          3.1         Certificate of Incorporation of
                      Registrant.(1)                                                      --

          3.2         Bylaws of Registrant (as amended as of
                      January 14, 1993).(3)                                               --

          4.1         Specimen Certificate of Common Stock.(2)                            --

         10.1         Indemnification Agreement dated January 6,
                      1993 between Registrant and each of its
                      officers and directors.(3)                                          --

         10.2         Line of Credit Agreement dated June 18, 1991, related
                      amendments one through eight between the Registrant and
                      Sanwa Bank California and related Security
                      Agreement.(3)                                                       --

         10.3         Line of Credit Agreement dated April 30,
                      1993, and related amendments, between the
                      Registrant and Sanwa Bank California and
                      related Security Agreement.(5)                                      --

         10.4         Line of Credit Agreement dated April 14,
                      1994, and related amendments, between the
                      Registrant and Sanwa Bank California and
                      related Security Agreement.(6)                                      --

         10.5         Employment Agreement between American
                      Vanguard Corporation and Eric G.
                      Wintemute.(6)                                                       --

         10.6         Employment Agreement between American
                      Vanguard Corporation and Alfred J.
                      Moskal.(6)                                                          --


         10.7         Employment Agreement between American
                      Vanguard Corporation and Robert F.
                      Gilbane.(6)                                                         --

         10.8         Agreement and General Release between
                      American Vanguard Corporation and Herbert
                      A. Kraft.(6)                                                        --

         10.9         Agreement and General Release between
                      American Vanguard Corporation and Glenn A.
                      Wintemute.(6)                                                       --

         10.10        American Vanguard Corporation
                      1994 Stock Incentive Plan (7)                                       --

         10.11        Amended and Restated Credit Agreement
                      dated September 12, 1995, and related
                      documents between the Registrant and
                      Sanwa Bank California.                                              --

         21.          List of Subsidiaries of Registrant.                                 --

         27.          Financial Data Schedule                                             --

- ----------------------

(1) Incorporated by reference as an Exhibit to Registrant's Form 10 Registration Statement No. 2-85599 filed June 13, 1972.

(2) Incorporated by reference as an Exhibit to Registrant's Form 10-K filed June 13, 1972.

(3) Incorporated by reference as an Exhibit to Registrant's Form 10-K filed March 30, 1993.

(4) Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 23, 1993.

(5) Incorporated by reference as an Exhibit to Registrant's Form 10-K filed March 30, 1994.

(6) Incorporated by reference as an Exhibit to Registrant's Form 10-K filed March 30, 1995.

(7) Incorporated by reference as Appendix A to Registrant's Proxy Material filed June 3, 1995.