Form 10-Q
period 1996-03-31
AMERICAN VANGUARD CORP
filed 1996-05-14
CIK 5981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO____________


          COMMISSION FILE NUMBER 0-6354



                         AMERICAN VANGUARD CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                   95-2588080
- - -----------------------------------------------           ---------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         Incorporation or organization)                   Identification Number)

4695 MacArthur Court, Newport Beach, California                   92660
- - -----------------------------------------------           ---------------------
     (Address of principal executive offices)                   (Zip Code)


                                 (714) 260-1200
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes       No
                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.10 Par Value -- 2,522,079 shares as of March 31, 1996

                         AMERICAN VANGUARD CORPORATION


                                     INDEX




                                                  Page Number
                                                  -----------
PART I - FINANCIAL INFORMATION

    Item 1.

      Financial Statements:

        Consolidated Statements of Operations
          for the three months ended
          March 31, 1996 and 1995                      1

        Consolidated Balance Sheets
          as of March 31, 1996, and
          December 31, 1995                            2

        Consolidated Statements of Cash Flows
          for the three months ended
          March 31, 1996 and 1995                      4

        Notes to Consolidated Financial
          Statements                                   6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   8

PART II - OTHER INFORMATION                           11

SIGNATURE PAGE                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                               For the three months
                                                  ended March 31
                                             -------------------------
                                                1996          1995
                                             -----------   -----------
Net sales                                    $10,421,100   $10,134,300
Cost of sales                                  6,248,000     6,302,500
                                             -----------   -----------
     Gross profit                              4,173,100     3,831,800

Operating expenses                             3,356,900     3,718,100
                                             -----------   -----------
     Operating income                            816,200       113,700

Interest expense                                (260,900)     (244,300)
Interest income                                    2,200         1,700
                                             -----------   -----------
     Income (loss) before income tax             557,500      (128,900)

Income tax (expense) benefit                    (223,000)       51,400
                                             -----------   -----------
     Net (income) loss                       $   334,500   $   (77,500)
                                             ===========   ===========


Net income (loss) per common share           $       .13   $      (.03)
                                             ===========   ===========



Weighted average number of shares
  outstanding                                  2,522,079     2,556,032
                                             ===========   ===========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                       March 31,         Dec. 31,
                                                         1996             1995
                                                     -----------       -----------
                                                      (Unaudited)         (Note)
Current assets:
 Cash                                                $   470,500       $   331,600

 Receivables:
    Trade                                             12,395,000        15,228,300
    Legal settlement                                           -           195,000
    Other                                                 24,300            62,700
                                                     -----------       -----------
                                                      12,419,300        15,486,000
                                                     -----------       -----------

 Inventories                                           9,134,800         8,269,600
 Prepaid expenses                                        491,400           581,000
                                                     -----------       -----------
         Total current assets                         22,516,000        24,668,200

Property, plant and
 equipment, net                                       13,217,700        13,680,400

Land held for development                                210,800           210,800

Cost in excess of assets
 acquired, net                                           433,700           442,100

Deferred charges, net                                     54,700            57,900

Other assets                                             269,200           281,600
                                                     -----------       -----------
                                                     $36,702,100       $39,341,000
                                                     ===========       ===========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,          Dec. 31,
                                                     1996               1995
                                                 -----------        -----------
                                                 (Unaudited)           (Note)
Current liabilities:
 Current installments of
  long-term debt                                 $ 1,265,200        $ 1,265,600
 Accounts payable                                  2,015,400          2,810,800
 Accrued expenses                                  2,515,500          3,433,700
 Income taxes payable                                292,900          1,366,300
 Legal settlements payable                            52,500             97,200
                                                 -----------        -----------
        Total current liabilities                  6,141,500          8,973,600

Note payable to bank                               4,200,000          3,900,000
Long-term debt, excluding
 current installments                              5,236,200          5,539,500
Deferred income taxes                              2,922,500          2,922,500
                                                 -----------        -----------
        Total liabilities                         18,500,200         21,335,600
                                                 -----------        -----------
Stockholders' Equity:
 Preferred stock, $.10
  par value per share.
  Authorized 400,000
  shares; none issued                                      -                  -
 Common stock, $.10 par
  value per share.
  Authorized 10,000,000
  shares; issued and
  outstanding 2,564,429
  shares                                             256,400            233,100

 Additional paid-in capital                        3,879,000          1,688,200
 Retained earnings                                14,328,000         16,345,600
                                                 -----------        -----------
                                                  18,463,400         18,266,900
 Treasury stock at cost
  (42,350 shares)                                    261,500            261,500
                                                 -----------        -----------
        Total stockholders' equity                18,201,900         18,005,400
                                                 -----------        -----------
                                                 $36,702,100        $39,341,000
                                                 ===========        ===========

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date (Note 1).





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                  1996              1995
                                               -----------       -----------
Increase (decrease) in cash

Cash flows from operating activities:

   Net income (loss)                           $   334,500       $   (77,500)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:

       Depreciation and amortization               586,900           907,300
       Changes in assets and liabilities
         associated with operations:

           Decrease in receivables               3,066,700             4,900
           Decrease (increase) in
             inventories                          (865,200)          511,000
           Decrease in prepaid expenses             89,600           157,100
           Decrease in accounts payable           (795,400)         (476,200)
           Decrease in other payables
             and accrued expenses               (2,036,300)       (1,164,400)
                                               -----------       -----------
                 Net cash provided by
                   (used in) operating
                   activities                      380,800          (137,800)
                                               -----------       -----------
Cash flows from investing activities:

  Capital expenditures                             (86,500)          (81,600)
  Increase in deferred charges                           -          (200,500)
  Net (increase) decrease in other
    noncurrent assets                              (13,700)            4,500
                                               -----------       -----------
                 Net cash used in
                   investing activities           (100,200)         (277,600)
                                               -----------       -----------




                                  (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                  1996              1995
                                               -----------       -----------
Cash flows from financing activities:

  Net additions under line of credit
    agreement                                  $   300,000       $ 1,600,000
  Principal payments on long-term debt            (303,700)         (899,500)
  Acquisition of treasury stock                          -           (91,000)
  Payment of cash dividends                       (138,000)                -
                                               -----------       -----------
                 Net cash provided by
                   (used in) financing
                   activities                     (141,700)          609,500
                                               -----------       -----------
                 Net increase in cash              138,900           194,100

Cash at beginning of year                          331,600           317,700
                                               -----------       -----------
Cash at end of period                          $   470,500       $   511,800
                                               ===========       ===========



On March 15, 1996, the Company distributed 233,058 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of February 29, 1996. As a result of the stock dividend, Common Stock was increased by $23,300, additional paid-in capital was increased by $2,190,800, and retained earnings was decreased by $2,214,100 (Note 4).





                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.       Inventories - The components of inventories consist of the following:

                                             March 31,       December 31,
                                               1996              1995
                                            ----------       -----------
         Finished Products                  $6,580,800        $6,001,600
         Raw Materials                       2,554,000         2,268,000
                                            ----------        ----------
                                            $9,134,800        $8,269,600
                                            ==========        ==========

3. Property, plant and equipment at March 31, 1996 and December 31, 1995, consists of the following:

                                             March 31,      December 31,
                                               1996             1995
                                           -----------      -----------
         Land                              $ 2,319,800      $ 2,319,800
         Buildings and improvements          3,643,800        3,539,900
         Machinery and equipment            20,470,000       19,998,800
         Office furniture and fixtures         996,600          971,800
         Automotive equipment                  105,000          105,000
         Construction in progress              311,600          825,000
                                           -----------      -----------
                                            27,846,800       27,760,300
         Less accumulated depreciation      14,629,100       14,079,900
                                           -----------      -----------
                                           $13,217,700      $13,680,400
                                           ===========      ===========

4. On February 5, 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to stockholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Stockholders entitled to fractional shares resulting from the 10% stock dividend received cash in lieu of such fractional share based on $9.50 per share, the closing price of the Company's stock on February 29, 1996. Weighted average number of shares as of March 31, 1996 have been restated to reflect the 10% stock dividend.

5. Earnings Per Share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding after giving effect to the stock dividend described in note 4 during the respective period.

6. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 1996, presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31:

Net sales increased $286,800 or 3% to $10,421,100 for the quarter ended March 31, 1996 from $10,134,300 for the same period in 1995.

Gross profits increased to $4,173,100 for the three months ended March 31, 1996 from $3,831,800 for the same period in 1995. The gross profit percentage increased by 2% from 38% for the quarter ended March 31, 1995 to 40% for the quarter ended March 31, 1996. The increase in the gross profit percentage is primarily attributable to changes in the sales product mix in the first quarter of 1996 as compared to the first quarter of 1995. The primary components of the change in the gross profit percentage were increased sales of higher profit Pentachloronitrobenzene ("PCNB") products offset by decreased sales of lower profit Bidrin(R). Although not having a significant impact on the change in gross profit percentage, sales of Metam Sodium products and Pest Strip products were up significantly in the first quarter of 1996 but were offset by lower sales of Naled products, Napthalene Acetic Acid ("NAA") products and Phosdrin(R).

Operating expenses, which are net of other income, decreased by $361,200 to $3,356,900 for the quarter ended March 31, 1996 as compared to $3,718,100 for the same period in 1995.

The differences in operating expenses by specific departmental costs are as follows:

         o Selling and regulatory expenses decreased by approximately $88,600 primarily as a result of decreased royalties and rebates in connection with reduced sales of Bidrin(R) as mentioned above.

         o General and administrative expenses increased approximately $164,700 primarily due to an increase in outside professional fees.

         o Research and development expenses decreased by approximately $666,300 primarily due to a decrease in costs incurred to generate scientific data related to registration of several of the Company's products.

         o Shipping and receiving costs increased by approximately $229,000, the most significant portion of which was due to increased trucking and rail freight costs in connection with the increased sales activity of Metam Sodium products.

Interest costs were $260,900 during the three months ended March 31, 1996 as compared to $244,300 for the same period in 1995. The average level of borrowing under the Company's line of credit agreement was approximately $5,350,500 for the first quarter of 1996 as compared to $8,517,800 for the same period in 1995. The average level of other long-term debt was $6,653,300 for the first quarter of 1996 as compared to $4,154,800 for the same period in 1995. On a combined basis, the Company's average debt for the first quarter of 1996 was $12,003,800 as compared to $12,672,600 for the first quarter of 1995. While interest rates have slightly decreased since the first quarter of 1995, the change in debt composition to higher levels of longer-term debt with its slightly higher rates has tended to offset any decline in interest expense.

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

Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns (as previously mentioned), crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. Because most of the Company's cost structure is fixed, at least in the short-term, the combination of variable revenue streams, changing product mixes, and a fixed cost structure results in varying quarterly levels of profitability.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $16,374,500 reflecting an increase of $679,900 over working capital of $15,694,600 at December 31, 1995. With net income of $334,500, depreciation and amortization of $586,900 and a reduction in receivables of $3,066,700, the Company generated cash flow of $3,988,100 the substantial portion of which was used to increase inventories by $865,200, reduce trade accounts payable by $795,400 and reduce accrued expenses and other payables by $2,036,300. Inventories were increased to meet expected sales forecasts. The decrease in accrued expenses and other payables related primarily to payments of product rebates to customers and payment of 1995 income tax liabilities. Additionally, the Company declared and paid cash dividends of approximately $138,000 during the first quarter of 1996 and made capital improvements of $86,500.

The Company had $6,300,000 in availability under its fully-secured $10,500,000 long-term line of credit as of March 31, 1996, a decrease of $300,000 from the amount available as of December 31, 1995. The Company made principal payments on its long-term debt and capital leases of $303,700 during the quarter ended March 31, 1996.

Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs during the remainder of 1996. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - FDS

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN VANGUARD CORPORATION



Dated:  May 13, 1996                   By:     /s/ ERIC G. WINTEMUTE
                                               ------------------------------
                                                   Eric G. Wintemute
                                                   President, Chief Executive
                                                   Officer and Director



Dated:  May 13, 1996                   By:     /s/ J. A. BARRY
                                               -----------------------------
                                                   J. A. Barry
                                                   Vice President
                                                   Chief Financial Officer