Form 10-Q
period 1996-06-30
AMERICAN VANGUARD CORP
filed 1996-08-14
CIK 5981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO____________

          COMMISSION FILE NUMBER 0-6354



                         AMERICAN VANGUARD CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                 95-2588080
  --------------------------------------------        -----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization)                Identification Number)


  4695 MacArthur Court, Newport Beach, California             92660
  -----------------------------------------------     -----------------------
      (Address of principal executive offices)             (Zip Code)


                                 (714) 260-1200
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     ------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes         No
                               ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value -- 2,522,079 shares as of June 30, 1996.

                         AMERICAN VANGUARD CORPORATION



                                     INDEX



                                                                   Page Number
                                                                   -----------
PART I - FINANCIAL INFORMATION

    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and six months ended
          June 30, 1996 and 1995                                       1

        Consolidated Balance Sheets
          as of June 30, 1996 and
          December 31, 1995                                            2

        Consolidated Statements of Cash Flows
          for the six months ended
          June 30, 1996 and 1995                                       4

        Notes to Consolidated Financial
          Statements                                                   6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                                  8

PART II - OTHER INFORMATION                                           13

SIGNATURE PAGE                                                        14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                           For the three months                    For the six months
                                              ended June 30                          ended June 30
                                      -----------------------------         ------------------------------

                                         1996              1995                 1996              1995
                                         ----              ----                 ----              ----
Net sales                             $9,892,000        $13,542,500         $20,313,100       $23,676,800
Cost of sales                          6,645,900          8,376,900          12,893,900        14,679,400
                                      ----------        -----------         -----------       -----------

  Gross profit                         3,246,100          5,165,600           7,419,200         8,997,400

Operating expenses                     3,020,600          4,402,800           6,377,500         8,120,900
                                      ----------        -----------         -----------       -----------

  Operating income                       225,500            762,800           1,041,700           876,500

Interest expense                        (196,000)          (287,200)           (456,900)         (531,500)
Interest income                            2,200              2,300               4,400             4,000
                                      ----------        -----------         -----------       -----------

  Income before
    income taxes                          31,700            477,900             589,200           349,000

Income taxes expense                     (16,200)          (193,600)           (239,200)         (142,200)
                                      ----------        -----------         -----------       -----------


  Net income                          $   15,500        $   284,300         $   350,000       $   206,800
                                      ==========        ===========         ===========       ===========


Per share information:

  Net income
      per share                       $      .01        $       .11         $       .14       $       .08
                                      ==========        ===========         ===========       ===========

Weighted average number
    of shares outstanding              2,522,079          2,551,308           2,522,079         2,553,657
                                      ==========        ===========         ===========       ===========





          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                               June 30,                    Dec. 31,
                                                                 1996                        1995
                                                               --------                    --------
                                                              (Unaudited)                   (Note)
Current assets:
 Cash                                                         $   294,000                $   331,600



 Receivables:
  Trade                                                        10,334,400                 15,228,300
  Legal settlement                                                      -                    195,000
  Other                                                            40,000                     62,700
                                                              -----------                -----------
                                                               10,374,400                 15,486,000
                                                              -----------                -----------


 Inventories                                                   10,427,600                  8,269,600
 Prepaid expenses                                                 574,700                    581,000
                                                              -----------                -----------


     Total current assets                                      21,670,700                 24,668,200




Property, plant and
 equipment, net                                                13,031,800                 13,680,400

Land held for development                                         210,800                    210,800

Cost in excess of assets
 acquired, net                                                    425,400                    442,100

Deferred charges, net                                              51,600                     57,900



Other assets                                                      244,800                    281,600
                                                              -----------                -----------

                                                              $35,635,100                $39,341,000
                                                              ===========                ===========





          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                June 30,                   Dec. 31,
                                                                  1996                       1995
                                                                --------                   --------
                                                               (Unaudited)                  (Note)
Current liabilities:
 Current installments of
  long-term debt                                              $ 1,267,600                $ 1,265,600
 Accounts payable                                               1,616,000                  2,810,800
 Accrued expenses                                               1,858,000                  3,433,700
 Income taxes payable                                                 -                    1,366,300
 Legal settlements payable                                         52,500                     97,200
                                                              -----------                -----------

     Total current liabilities                                  4,794,100                  8,973,600

Note payable to bank                                            4,700,000                  3,900,000
Long-term debt, excluding
 current installments                                           5,001,100                  5,539,500
Deferred income taxes                                           2,922,500                  2,922,500
                                                              -----------                -----------

     Total liabilities                                         17,417,700                 21,335,600
                                                              -----------                -----------

Stockholders' Equity:
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                                                 -                          -

 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; 2,564,429
  shares issued                                                   256,400                    233,100

 Additional paid-in
  capital                                                       3,879,000                  1,688,200
 Retained earnings                                             14,343,500                 16,345,600
                                                              -----------                -----------
                                                               18,478,900                 18,266,900
 Treasury stock at cost
  (42,350 shares)                                                (261,500)                  (261,500)
                                                              -----------                -----------

     Total stockholders' equity                                18,217,400                 18,005,400
                                                              -----------                -----------

                                                              $35,635,100                $39,341,000
                                                              ===========                ==========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date (Note 1).





          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                                                      1996                       1995
                                                                   -----------               -----------
Increase (decrease) in cash

Cash flows from operating activities:
  Net income                                                       $   350,000               $   206,800
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                  1,171,300                 1,807,400
      Changes in assets and liabilities
        associated with operations:
          Decrease in receivables                                    5,111,600                 5,128,400
          Increase in inventories                                   (2,158,000)                 (643,800)
          Decrease in prepaid expenses                                   6,300                   404,400
          Decrease in accounts payable                              (1,194,800)                  (34,600)
          Decrease in other payables
            and accrued expenses                                    (2,986,700)               (4,585,400)
                                                                   -----------               -----------


                 Net cash provided by
                   operating activities                                299,700                 2,283,200
                                                                   -----------               -----------

Cash flows from investing activities:
  Capital expenditures                                                (449,200)                 (282,800)
  Increase in deferred charges                                             -                    (221,600)
  Net increase in other noncurrent assets                              (13,700)                  (70,500)
                                                                   -----------               -----------

                 Net cash used in
                   investing activities                               (462,900)                 (574,900)
                                                                   -----------               -----------



                                  (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                                                      1996                   1995
                                                                   -----------           ------------
Increase (decrease) in cash

Cash flows from financing activities:
  Net borrowings (repayments) under
    line of credit agreement                                       $   800,000           $  (400,000)
  Increase in long-term debt                                            96,600                   -
  Principal payments on long-term debt                                (633,000)           (1,298,200)
  Acquisition of treasury stock                                            -                 (91,000)
  Payment of cash dividends                                           (138,000)                  -
                                                                   -----------           -----------

                 Net cash provided by
                     (used in) financing
                     activities                                        125,600            (1,789,200)
                                                                   -----------           -----------

                 Net decrease in cash                                  (37,600)              (80,900)

Cash at beginning of year                                              331,600               317,700
                                                                   -----------           -----------

Cash as of June 30                                                 $   294,000           $   236,800
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     Inventories - The components of inventories consist of the following:

                                           June 30, 1996       December 31, 1995
                                           -------------       -----------------
       Finished products                     $ 7,439,500          $6,001,600
       Raw materials                           2,988,100           2,268,000
                                             -----------          ----------

                                             $10,427,600          $8,269,600
                                             ===========          ==========

3. Property, plant and equipment at June 30, 1996 and December 31, 1995, consists of the following:


                                                     June 30,        December 31,
                                                       1996              1995
                                                   ------------      ------------
       Land                                         $ 2,382,600       $ 2,319,800
       Buildings and improvements                     3,719,400         3,539,900
       Machinery and equipment                       20,496,600        19,998,800
       Office furniture and fixtures                  1,006,500           971,800
       Automotive equipment                             105,000           105,000
       Construction in progress                         499,400           825,000
                                                    -----------       -----------
                                                     28,209,500        27,760,300
       Less accumulated depreciation                 15,177,700        14,079,900
                                                    -----------       -----------

                                                    $13,031,800       $13,680,400
                                                    ===========       ===========

4. On February 5, 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to stockholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Stockholders entitled to fractional shares resulting from the 10% stock dividend received cash in lieu of such fractional share based on $9.50 per share, the closing price of the Company's stock on February 29, 1996. Weighted average number of shares for all periods presented have been restated to reflect the 10% stock dividend.

5. Earnings Per Share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding after giving effect to the stock dividend described in note 4 during the respective period.

6. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 1996, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

QUARTER ENDED JUNE 30:
- ----------------------

The Company reported net income of $15,500 or $.01 per share for the second quarter ended June 30, 1996 as compared to net income of $284,300 or $.11 per share for the same period in 1995. Net sales decreased $3,650,500 or 27% to $9,892,000 for the quarter ended June 30, 1996 from $13,542,500 for the same period in 1995. The reason for the decline is primarily due to unanticipated weather conditions in the Southeastern United States during the quarter affecting the pest populations resulting in the delay or decline in usage of certain of the Company's products which are used primarily in the cotton market. The most significant decrease was in sales of Bidrin(R) products. There was a notable increase in the sales of Metam Sodium products during the quarter ended June 30, 1996 that helped assuage the negative impact of the reduced Bidrin(R) sales.

Gross profits decreased $1,919,500 to $3,246,100 for the three months ended June 30, 1996 from $5,165,600 for the same period in 1995. The gross profit percentage declined by 5% from 38% for the quarter ended June 30, 1995 to 33% for the quarter ended June 30, 1996. The reduction in the gross profit percentage was primarily attributable to the sales mix of the Company's products.

Operating expenses, which are net of other income, decreased by $1,382,200 to $3,020,600 for the quarter ended June 30, 1996 as compared to $4,402,800 for the same period in 1995.

The differences in operating expenses by specific departmental costs are as follows:

       o Selling and regulatory expenses decreased by $1,126,500 primarily as a result of reduced royalties and rebates on decreased sales of Bidrin(R) during the second quarter of 1996.

       o General and administrative expenses increased $152,500 primarily due to an increase in environmental consulting and other outside professional fees.

       o Research and development expenses decreased by $602,200 primarily due to a decrease in costs incurred to generate scientific data related to registration of the Company's products. This decrease is primarily attributable to a decrease in research and development costs in connection with PCNB, Bidrin(R), Metam Sodium and NAA products.

       o Shipping and receiving costs increased by $194,000 which was primarily due to increased trucking and rail freight costs as a result of increased sales of Metam Sodium products.

Interest costs were $196,000 during the three months ended June 30, 1996 as compared to $287,200 for the same period in 1995. The average level of borrowing under the Company's line of credit agreement was approximately $3,525,000 for the second quarter of 1996 as compared to $7,250,000 for the same period in 1995. The average level of other long-term debt was $6,365,000 for the second quarter of 1996 as compared to $3,800,000 for the same period in 1995. On a combined basis, the Company's average debt for the second quarter of 1996 was $9,890,000 as compared to $11,050,000 for the second quarter of 1995. The lower average debt levels accompanied by lower effective interest rates in the second quarter of 1996 as compared to the second quarter of 1995 account for the decrease in interest costs in 1996.

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

SIX MONTHS ENDED JUNE 30:
- -------------------------

The Company reported net income of $350,000 or $.14 per share for the six-month period ended June 30, 1996 as compared to net income of $206,800 or $.08 per share for the same period in 1995. Net sales decreased $3,363,700 or 14% to $20,313,100 for the six months ended June 30, 1996 from $23,676,800 for the same period in 1995. As there was actually an increase in sales of $286,800 during the first quarter of 1996, all of the decrease in sales occurred during the second quarter of 1996. As described above, the decrease during the second quarter of 1996 was primarily due to unanticipated weather conditions which had an adverse impact on sales of certain of the Company's pesticide related products.

Gross profits declined $1,578,200 to $7,419,200 for the first six months of 1996 from $8,997,400 for the same period in 1995. The gross profit margin, however, only declined 1.5% from 38% for the first six months of 1995 to 36.5% for the first six months of 1996. Although there was a decline in the gross profit margin as described above during the second quarter of 1996, this decrease was mitigated by a higher gross margin percentage in the first quarter of 1996 that was also attributable to the sales mix of the Company's products.

Operating expenses decreased by $1,743,400 to $6,377,500 for the first six months of 1996 from $8,120,900 for the same period in 1995.

The differences in operating expenses by specific departmental costs are as follows:

       o Selling and regulatory expenses decreased $1,215,100 during the six months ended June 30, 1996 as a result of reduced royalties and rebates on decreased sales of Bidrin(R) products.

       o General and administrative expenses increased $317,200 in the first six months of 1996 which was primarily attributable to an increase in environmental consulting and other outside professional fees.

       o Research and development expenses decreased by $1,268,500 during the six months ended June 30, 1996 primarily due to a decrease in costs incurred to generate scientific data related to registration of the Company's products. This decrease is primarily attributable to a decrease in research and development costs in connection with PCNB, NAA, Bidrin(R), Metam Sodium and DDVP products.

       o Shipping and receiving costs increased by approximately $423,000 during the six months ended June 30, 1996 primarily attributable to higher trucking and rail freight costs as a result of the increased sales activity of the Company's Metam Sodium products.

Interest costs were $456,900 during the six months ended June 30, 1996 as compared to $531,500 for the same period in 1995. The average level of borrowing under the Company's line of credit agreement was $4,457,000 for the first half of 1996 as compared to $7,878,000 for the same period in 1995. The average level of other long-term debt was $6,502,000 for the six months ended June 30, 1996 as compared to $3,956,000 for the same period in 1995. On a combined basis, the Company's average debt for the six months ended June 30, 1996 was $10,959,000 as compared to $11,834,000 for the first six months of 1995. The lower average debt levels accompanied by lower effective interest rates during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 account for the significant decrease in interest costs in 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital was $16,876,600 at June 30, 1996 reflecting an increase of $1,182,000 over working capital of $15,694,600 at December 31, 1995. With net income of $350,000, depreciation and amortization of $1,171,300 and a reduction in receivables of $5,111,600 the Company generated cash of $6,632,900 the substantial portion of which was used to increase inventories by $2,158,000, reduce trade accounts payable by $1,194,800 and reduce accrued expenses and other payables by $2,986,700. Inventories were increased to meet expected sales forecasts, however, actual sales did not achieve forecasted sales due to the weather's unanticipated impact on pest populations during the six months ended June 30, 1996. It is anticipated that inventories will be liquidated in the ordinary course of business. The decrease in accrued expenses and other payables related primarily to payments of product rebates to customers and payment of 1995 income tax liabilities. Additionally, the Company declared and paid cash dividends of $138,000 during the six months ended June 30, 1996 and made capital improvements of $449,200.

The Company had $5,800,000 in availability under its fully-secured $10,500,000 long-term line of credit as of June 30, 1996, a decrease of $800,000 from the amount available as of December 31, 1995. The Company made principal payments on its long-term debt and capital leases of $633,000 during the six months ended June 30, 1996.

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

The Company, from time to time, may discuss forward-looking information.
Except for the historical information contained in this report, all forward-looking information are estimates by the Company's management and are subject to various risks and uncertainties that may cause results to differ from management's current expectations. Such factors include weather conditions, changes in regulatory policy, and other risks as detailed from time to time in the Company's SEC reports and filings. All forward-looking statements, if any, in this report represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update forward-looking statements.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)    The Annual Meeting of Stockholders was held on June 6, 1996.

(b) Elections of directors: Proxies for the meeting were solicited pursuant to Regulation 14 under the Act. There was no solicitation in opposition to management's nominees as listed on the proxy statement, and all such nominees were elected. Therefore, the directors elected are not listed herein.

(c)    Not applicable.

(d)    Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN VANGUARD CORPORATION


Dated:  August 13, 1996          By: /s/ Eric G. Wintemute
                                    --------------------------
                                    Eric G. Wintemute
                                    President,
                                    Chief Executive Officer
                                    and Director




Dated:  August 13, 1996          By: /s/ J. A. Barry
                                    --------------------------
                                    J. A. Barry
                                    Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Director