Form 10-Q
period 1996-09-30
AMERICAN VANGUARD CORP
filed 1996-11-14
CIK 5981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1996

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

         ___________TO___________

         COMMISSION FILE NUMBER 0-6354

                          AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                            95-2588080
         (State or other jurisdiction of                             (I.R.S. Employer
         Incorporation or organization)                           Identification Number)


4100 East Washington Boulevard, Los Angeles, California                   90023
_______________________________________________________                   _____
     (Address of principal executive offices)                           (Zip Code)

                                 (213) 264-3910
              (Registrant's telephone number, including area code)

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X   No
                                            _____   _____

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes      No
                            _____   ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.10 Par Value -- 2,522,079 shares as of September 30, 1996.

                          AMERICAN VANGUARD CORPORATION



                                      INDEX



PART I - FINANCIAL INFORMATION                               Page Number
                                                             -----------

    Item 1.

      Financial Statements:

        Consolidated Statements of Income
          for the three and nine months ended
          September 30, 1996 and 1995                              1

        Consolidated Balance Sheets
          as of September 30, 1996 and
          December 31, 1995.                                       2

        Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 1996 and 1995                              4

        Notes to Consolidated Financial
          Statements                                               6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                               8

PART II - OTHER INFORMATION                                       13


SIGNATURE PAGE                                                    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                       For the three months                        For the nine months
                                        ended September 30                         ended September 30
                                  --------------------------------         ---------------------------------

                                      1996                1995                 1996                 1995
                                  -----------         ------------         ------------         ------------

Net sales                         $ 9,094,300         $ 11,138,200         $ 29,407,400         $ 34,815,000
Cost of sales                       5,401,800            6,971,300           18,295,700           21,650,700
                                  -----------         ------------         ------------         ------------

      Gross profit                  3,692,500            4,166,900           11,111,700           13,164,300


Operating expenses                  3,419,900            3,663,100            9,797,400           11,784,000
                                  -----------         ------------         ------------         ------------

      Operating income                272,600              503,800            1,314,300            1,380,300


Interest expense                     (230,400)            (218,500)            (687,300)            (750,000)
Interest income                         2,200                1,600                6,600                5,600
                                  -----------         ------------         ------------         ------------

      Income before
        income taxes                   44,400              286,900              633,600              635,900


Income taxes expense                  (17,800)            (114,700)            (257,000)            (256,900)
                                  -----------         ------------         ------------         ------------

      Net income                  $    26,600         $    172,200         $    376,600         $    379,000
                                  ===========         ============         ============         ============



      Net income per share        $       .01         $        .07         $        .15         $        .15
                                  ===========         ============         ============         ============


Weighted average number
        of shares                   2,521,862            2,551,069            2,522,006            2,552,784
                                  ===========         ============         ============         ============

          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                              September 30,            Dec. 31,
                                                   1996                  1995
                                               -----------           -----------
                                               (Unaudited)              (Note)

Current assets:
 Cash                                          $   417,200           $   331,600



 Receivables:
  Trade                                          8,757,400            15,228,300
  Other                                             59,000               257,700
                                               -----------           -----------

                                                 8,816,400            15,486,000
                                               -----------           -----------


 Inventories                                    12,105,800             8,269,600
 Prepaid expenses                                  828,200               581,000
                                               -----------           -----------


  Total current assets                          22,167,600            24,668,200



Property, plant and
 equipment, net                                 12,981,800            13,680,400

Land held for development                          210,800               210,800

Cost in excess of assets
 acquired, net                                     417,000               442,100

Deferred charges, net                               60,500                57,900


Other assets                                       277,900               281,600
                                               -----------           -----------

                                               $36,115,600           $39,341,000
                                               ===========           ===========



          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30,            Dec. 31,
                                                1996                   1995
                                            ------------           ------------
                                             (Unaudited)               (Note)

Current liabilities:
 Current installments of
  long-term debt                            $  1,265,200           $  1,265,600
 Accounts payable                              1,447,200              2,810,800
 Accrued expenses                              2,060,100              3,530,900
 Income taxes payable                                 --              1,366,300
                                            ------------           ------------

  Total current liabilities                    4,772,500              8,973,600

Note payable to bank                           5,600,000              3,900,000
Long-term debt, excluding
 current installments                          4,611,600              5,539,500
Deferred income taxes                          2,922,500              2,922,500
                                            ------------           ------------

  Total liabilities                           17,906,600             21,335,600
                                            ------------           ------------

Stockholders' Equity:
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                                 --                     --

 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; issued 2,564,429
  shares in 1996 and
  2,331,371 shares in 1995                       256,400                233,100

 Additional paid-in
  capital                                      3,879,000              1,688,200
 Retained earnings                            14,370,100             16,345,600
                                            ------------           ------------
                                              18,505,500             18,266,900
 Treasury stock at cost
  (47,350 shares)                               (296,500)              (261,500)
                                            ------------           ------------

  Total stockholders' equity                  18,209,000             18,005,400
                                            ------------           ------------

                                            $ 36,115,600           $ 39,341,000
                                            ============           ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date (Note 1).


          See accompanying notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)


Increase (decrease) in cash                        1996                 1995
                                                -----------         -----------

Cash flows from operating activities:
  Net income                                    $   376,600         $   379,000
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization               1,761,700           2,711,300
      Changes in assets and liabilities
        associated with operations:
          Decrease in receivables                 6,669,600           8,660,500
          Increase in inventories                (3,836,200)         (1,886,400)
          Decrease (increase) in
              prepaid expenses                     (247,200)            432,400
          Decrease in accounts
               payable                           (1,363,600)           (370,000)
          Decrease in other payables
               and accrued expenses              (2,837,100)         (4,396,100)
                                                -----------         -----------

                 Net cash provided by
                   operating activities             523,800           5,530,700
                                                -----------         -----------

Cash flows from investing activities:
  Capital expenditures                             (951,600)           (429,400)
  Increase in deferred charges                      (12,000)           (226,400)
  Net increase in other noncurrent
    assets                                          (73,300)           (114,600)
                                                -----------         -----------

                 Net cash used in
                   investing activities          (1,036,900)           (770,400)
                                                -----------         -----------



                                   (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)


Increase (decrease) in cash                           1996                1995
                                                   -----------         -----------

Cash flows from financing activities:
  Net borrowings (repayments) under
    line of credit agreement                       $ 1,700,000         $(3,000,000)
  Increase in long-term debt                            96,600                  --
  Principal payments on long-term debt              (1,024,900)         (1,602,800)
  Acquisition of treasury stock                        (35,000)           (156,000)
  Payment of cash dividends                           (138,000)                 --
                                                   -----------         -----------

                 Net cash provided by (used
                   in) financing activities            598,700          (4,758,800)
                                                   -----------         -----------

                 Net increase in cash                   85,600               1,500

Cash at beginning of year                              331,600             317,700
                                                   -----------         -----------

Cash as of September 30                            $   417,200         $   319,200
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.       Inventories - The components of inventories consist of the following:

                                 Sept. 30, 1996        Dec. 31, 1995
                                 --------------        -------------

        Finished products         $ 9,908,700            $6,001,600
        Raw materials               2,197,100             2,268,000
                                  -----------            ----------

                                  $12,105,800            $8,269,600
                                  ===========            ==========

3. Property, plant and equipment at September 30, 1996 and December 31, 1995, consists of the following:

                                               Sept. 30,          Dec. 31,
                                                 1996               1995
                                              -----------        -----------

         Land                                 $ 2,382,600        $ 2,319,800
         Buildings and improvements             3,808,500          3,539,900
         Machinery and equipment               20,622,000         19,998,800
         Office furniture and fixtures          1,025,100            971,800
         Automotive equipment                     105,000            105,000
         Construction in progress                 768,700            825,000
                                              -----------        -----------
                                               28,711,900         27,760,300
         Less accumulated depreciation         15,730,100         14,079,900
                                              -----------        -----------

                                              $12,981,800        $13,680,400
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

5. Repurchase of Common Stock - During the nine months ended September 30, 1996, the Company repurchased (open market purchase) 5,000 shares of common stock for an aggregate price of $35,000. All of the repurchased shares are held in treasury for use in conjunction with the Company's 1994 Stock Option Plan and other general corporate purposes.

6. Earnings Per Share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding, after giving effect to the stock dividend described in note 4, during the respective period.

7. Long-term Debt and Credit Arrangements - Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the Company's credit agreements with its primary bank.

8. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 1996, presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30:

The Company reported net income of $26,600 or $.01 per share for the third quarter ended September 30, 1996 as compared to net income of $172,200 or $.07 per share for the same period in 1995. Net sales decreased $2,043,900 or 18% to $9,094,300 for the quarter ended September 30, 1996 from $11,138,200 for the same period in 1995. The primary reason for the decline in sales and net income is due to a continuing softness in pest populations as a result of unanticipated weather conditions which began in the second quarter of 1996. As a result, there was a decline in usage of certain of the Company's products.

Gross profits decreased to $3,692,500 for the three months ended September 30, 1996 from $4,166,900 for the same period in 1995. Despite the decline in overall gross profits, the gross profit percentage increased by 4% to 41% for the quarter ended September 30, 1996 from 37% for the quarter ended September 30, 1995. The increase in the gross profit percentage was primarily attributable to sales mix of products.

Operating expenses, which are net of other income, decreased by $243,200 to $3,419,900 for the quarter ended September 30, 1996 as compared to $3,663,100 for the same period in 1995.

The differences in operating expenses by specific departmental costs are as follows:

        - Selling and regulatory expenses increased by $202,900 to $1,104,800 in the third quarter of 1996 from $901,900 in the third quarter of 1995. Approximately $65,000 of the increase was incurred upgrading the quality of the Company's product label guide and promoting the Company's business. Operating expenses of GemChem, Inc., the Company's marketing subsidiary, increased approximately $86,000 in connection with the challenge of obtaining new business as well as maintaining and increasing business with continuing customers. The balance of the increase relates to increases in rebates and royalties on certain of the Company's products.

        - General and administrative expenses increased $99,900 to $918,400 in the third quarter of 1996 from $818,500 in the third quarter of 1995 primarily attributable to expenses incurred by Environmental Mediation, Inc. ("EMI"), the Company's environmental consulting subsidiary, which had just begun operations in the Spring of 1995 and has grown and become fully operational since that time.

        - Research and development expenses decreased by $426,400 from $1,076,100 in the third quarter of 1995 to $649,700 in the third quarter of 1996 primarily due to a decrease in costs incurred to generate scientific data related to registration of the Company's products. This decrease is primarily attributable to a decrease in research and development costs in connection with PCNB, Bidrin(R), and DDVP products.

        - Shipping and receiving costs decreased by $119,600 from $866,600 in the third quarter of 1995 to $747,000 in the third quarter of 1996 which was primarily attributable to lower freight costs due to the reduction in sales in the third quarter of 1996.

Interest costs were $230,400 during the three months ended September 30, 1996 as compared to $218,500 for the same period in 1995. The average level of borrowing under the Company's line of credit agreement was $4,687,000 for the third quarter of 1996 as compared to $5,484,000 for the same period in 1995. The average level of long-term debt was $6,069,000 for the third quarter of 1996 as compared to $3,450,000 for the same period in 1995. On a combined basis, the Company's average debt for the third quarter of 1996 was $10,756,000 as compared to $8,934,000 for the third quarter of 1995. Although average debt was higher in the third quarter of 1996 as compared to the same quarter in 1995, lower effective interest rates in the three months ended September 30, 1996 as compared to the same period in 1995 result in the relatively small net increase in interest costs of $11,900 in the third quarter of 1996.

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

NINE MONTHS ENDED SEPTEMBER 30:

The Company reported net income of $376,600 or $.15 per share for the nine month period ended September 30, 1996 as compared to net income of $379,000 or $.15 per share for the same period in 1995. Although profits were comparable for the nine month periods ended September 30, 1996 and 1995, net sales decreased $5,407,600 or 16% to $29,407,400 for the nine months ended September 30, 1996 from $34,815,000 for the same period in 1995. All of the decrease in sales occurred during the second and third quarters of 1996 and was primarily due to unanticipated weather conditions which had an adverse impact on sales of certain of the Company's pesticide related products. The most significant decreases were in sales of Bidrin(R) and Naled products which declined by $7,921,000 from 1995 sales levels. Increased sales of Metam Sodium products during the nine months ended September 30, 1996 helped to offset the declines in sales of Bidrin(R) and Naled products. The Company was able to generate net income for the nine months ended September 30, 1996 comparable to net income for the nine months ended September 30, 1995 due to reductions in operating expenses which are discussed below.

Gross profits declined to $11,111,700 for the first nine months of 1996 from $13,164,300 for the same period in 1995. The gross profit margin, however, remained stable at 38% during the nine months ended September 30, 1996 and 1995. The stability in the gross profit margin is attributable to the differences in the sales mix of the Company's products during the nine month periods ended September 30, 1996 and 1995.

Operating expenses decreased by $1,986,600 to $9,797,400 for the first nine months of 1996 from $11,784,000 for the same period in 1995.

The differences in operating expenses by specific departmental costs are as follows:

        - Selling and regulatory expenses decreased by $1,012,300 during the nine months ended September 30, 1996 primarily as a result of reduced royalties and rebates on decreased sales levels.

        - General and administrative expenses increased $417,200 in the first nine months of 1996 which was primarily attributable to increases in environmental consulting (which includes EMI) and outside professional fees.

        - Research and development expenses decreased $1,694,900 in the first nine months of 1996 primarily as a result of reduced costs incurred to generate scientific data related to the registration of the Company's products. This decrease is primarily attributable to a decrease in research and development costs in connection with PCNB, NAA, Bidrin(R), Metam Sodium and DDVP products.

        - Shipping and receiving costs increased by $303,400 primarily as a result of increased sales activity of Metam Sodium products as well as increased movement to and expansion of Metam Sodium storage sites throughout the United States.

Interest costs were $687,300 during the nine months ended September 30, 1996 as compared to $750,000 for the same period in 1995. The average level of borrowing under the Company's line of credit agreement was approximately $4,159,000 for the first nine months of 1996 as compared to $7,073,000 for the same period in 1995. The average level of long-term debt was $6,334,000 for the nine months ended September 30, 1996 as compared to $3,803,000 for the same period in 1995. On a combined basis, the Company's average debt for the nine months ended September 30, 1996 was $10,493,000 as compared to $10,876,000 for the first nine months of 1995. Lower effective interest rates during 1996 accompanied by slightly lower average debt account for the reduction in interest costs for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $17,395,100 at September 30, 1996 reflecting an increase of $1,700,500 over working capital of $15,694,600 at December 31, 1995. With net income of $376,600, depreciation and amortization of $1,761,700 and a reduction in receivables of $6,669,600 the Company generated cash flow of $8,807,900 the substantial portion of which was used to increase inventories by $3,836,200, reduce trade accounts payable by $1,363,600 and reduce accrued expenses and other payables by $2,837,100. Inventories were increased to meet expected sales forecasts, however, as noted above, actual sales did not achieve forecasted sales due to the weather's impact on pest populations during the nine months ended September 30, 1996. It is anticipated that inventories will be liquidated in the ordinary course of business. The decrease in accrued expenses and other payables related primarily to payments of product rebates and royalties to customers and payment of 1995 income tax liabilities. Additionally, the Company declared and paid cash dividends of $138,000 during the nine months ended September 30, 1996 and made capital improvements of $951,600. These expenditures primarily improve and/or maintain the existing capacity of the Company's manufacturing facility, and address the Company's continual effort to adapt its manufacturing process to the environmental control standards of its various controlling agencies.

The Company had $4,900,000 in availability under its fully-secured $10,500,000 long-term line of credit as of September 30,

1996, a decrease of $1,700,000 from the amount available of $6,600,000 as of December 31, 1995. The Company made principal payments on its long-term debt and capital leases of $1,024,900 during the nine months ended September 30, 1996.

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs during the next twelve months. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

The Company, from time to time, may discuss forward-looking information. Except for the historical information contained in this report, all forward-looking statements are estimates by the Company's management and are subject to various risks and uncertainties that may cause results to differ from management's current expectations. Such factors include weather conditions, changes in regulatory policy, and other risks as detailed from time to time in the Company's SEC reports and filings. All forward-looking statements, if any, in this report represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update forward-looking statements.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        Exhibit 27 - FDS

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN VANGUARD CORPORATION




Dated:  November 13, 1996         By:      /s/ Eric G. Wintemute
                                           _________________________________
                                           Eric G. Wintemute
                                           President,
                                           Chief Executive Officer
                                           and Director



Dated:  November 13, 1996         By:      /s/ J. A. Barry
                                           _________________________________
                                           J. A. Barry
                                           Vice President
                                           Chief Financial Officer,
                                           Treasurer and Director