Form 10-K
period 1996-12-31
AMERICAN VANGUARD CORP
filed 1997-03-31
CIK 5981

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO_________

           COMMISSION FILE NUMBER 0-6354

                         AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         95-2588080
         (State or other jurisdiction of                         (I.R.S. Employer
         Incorporation or organization)                     Identification Number)

4695 MacArthur Court, Newport Beach, California                        92660
-----------------------------------------------                        -----
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of $.10 par value Common Stock outstanding as of March 21, 1997, was 2,507,829. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 21, 1997, was $6,999,400. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

                         AMERICAN VANGUARD CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                               December 31, 1996

PART I                                                                             PAGE NO.
     Item  1.    Business                                                             1

     Item  2.    Properties                                                           8

     Item  3.    Legal Proceedings                                                    9

     Item  4.    Submission of Matters to a Vote of
                  Security Holders                                                   14
PART II

     Item  5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters                             15

     Item  6.    Selected Financial Data                                             16

     Item  7.    Management's Discussion and  Analysis
                  of Financial Condition and Results of
                  Operation                                                          17

     Item  8.    Financial Statements and Supplementary
                  Data                                                               24

     Item  9.    Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                                               25
PART III

     Item 10.    Directors and Executive Officers of the
                  Registrant                                                         26

     Item 11.    Executive Compensation                                              28

     Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management                                   31

     Item 13.    Certain Relationships and Related
                  Transactions                                                       33
PART IV

     Item 14.    Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K                                 34

SIGNATURES                                                                           36

                                     PART I

                 This Report contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

ITEM 1   BUSINESS

                 American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the "Company", or the "Registrant" in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its wholly-owned subsidiaries, Amvac Chemical Corporation ("AMVAC"), GemChem, Inc. ("GemChem"), 2110 Davie Corporation ("DAVIE"), and AMVAC Chemical UK Ltd., (Refer to Export Operations).

GEMCHEM, INC.

                 On March 31, 1994, the Company purchased all of the issued and outstanding stock of GemChem, Inc., a national chemical distributor. The purchase was effective January 15, 1994. GemChem, in addition to representing AMVAC as its domestic sales force, also sells into the pharmaceutical, cosmetic and nutritional markets. Prior to the acquisition, GemChem acted in the capacity as the domestic sales force for the Company (from September 1991).
See also PART III, Item 13 of this Annual Report.

2110 DAVIE CORPORATION

                 Effective September 30, 1989, the Company sold substantially all operating assets of DAVIE.

                 DAVIE currently invests in real estate for corporate use only. See also PART I, Item 2 of this Annual Report.

AMVAC

                 AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals which include insecticides, fungicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. AMVAC's business is continually undergoing an evolutionary change. Years ago AMVAC considered itself a distributor-formulator, but now primarily manufactures, distributes, and formulates its own labelled products or custom manufactures or formulates for others.

                 In January 1997 the Company announced that through AMVAC, it purchased the rights, title and interest to Vapam(R) (Metam Sodium), a soil fumigant, from Zeneca, Inc. The official closing was December 31, 1996. The purchase included all inventories of Vapam(R), Environmental Protection Agency ("EPA") registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. AMVAC will pay Zeneca a royalty on all Metam Sodium sold by AMVAC in the United States, Canada and Mexico in accordance with the terms and conditions of a definitive agreement.

                 In November of 1993, AMVAC purchased from E.I. du Pont de Nemours & Company ("Du Pont") the rights, title and interest in Bidrin(R), an insecticide for cotton crops, including EPA registration rights issued under FIFRA. The Company purchased Du Pont's inventory of Bidrin(R) at Du Pont's approximate cost, and will pay a royalty on all Bidrin(R) sold by the Company to customers in the United States through December 1997.

                 In March of 1992, AMVAC concluded a transaction with Chevron Chemical Company ("Chevron") whereby AMVAC purchased the non-United States distribution and intellectual property rights (excluding, however, sales to Japan and to the home and residential markets) to Chevron's proprietary Dibrom(R) (1,2-dibromo-2,2-dichloroethyl dimethyl phosphate) agricultural chemical product line.

                 In March of 1991, AMVAC acquired from Rhone-Poulenc AG Company its Naphthalene Acetic Acid ("NAA") plant growth regulator chemical product line (except for one product), including Rhone-Poulenc's EPA registration rights issued under FIFRA, for a nominal cash consideration and royalties through March 1996. Prior to this acquisition, AMVAC had been a major supplier of these chemicals to Rhone-Poulenc. This product line includes Tre-Hold(R) brand Sprout Inhibitor A112, Tre-Hold(R) brand Sprout Inhibitor for Citrus, NAA-800(R) Plant Regulator, Amid Thin(R) W brand Plant Regulator, Fruitone(R) N, Technical Naphthaleneacetic acid Ethyl Ester, Technical Naphthalene Acetic Acid, and Technical Naphthaleneacetic Sodium Salt.

                 In January of 1989, AMVAC purchased from Du Pont its Phosdrin(R) (an insecticide) product line and inventory for a price equal to the inventory at cost plus a royalty on sales through January 1994.
In June 1994, the Company announced that it had proposed the voluntary cancellation of the registration and all uses of Phosdrin(R). As such, the Company agreed to immediately stop production of Phosdrin(R) for sale and distribution in the United States. On January 13, 1995, AMVAC and the EPA entered into an agreement concerning the domestic sale, distribution, use and eventual recall of Phosdrin(R). Under the terms of the agreement, existing Phosdrin(R) was allowed to be sold, distributed and used in the United States through November 30, 1995. Effective December 1, 1995, all United States registrations of Phosdrin(R) were canceled and could no longer be used. AMVAC developed a recall program to remove Phosdrin(R) from the marketplace. The recall program was being conducted to the end user level and included financial reimbursement to AMVAC's distributors for returned, unopened containers. The last day AMVAC was required to accept returned Phosdrin(R) under the recall plan was July 27, 1996. The cost of the recall program did not have a material adverse effect on the Company. In 1995, domestic sales of Phosdrin(R) were immaterial. They accounted for approximately 14% of the Company's total consolidated sales in 1994. The Company intends to continue to sell Phosdrin(R) for export, a market which accounted for approximately 1% of the Company's total consolidated sales in 1996 and 2% in 1995 and 1994.

                 Some of the other principal products produced by AMVAC are PCNB (Pentachloronitrobenzene), Dichlorvos (2,2-Dichlorovinyl dimethyl phosphate), and various molluscicides. Domestically, AMVAC sells its products to distributors and dealers. These distributors are some of the largest in the Unites States. Foreign sales are conducted primarily through foreign distributors. See also PART I, Item 7 of this Annual Report for further discussions of product sales.

                 The chemical industry in general is cyclical in nature. The demand for AMVAC's products tends to be slightly seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

                 The Company does not believe that backlog is a significant factor in its business. The Company primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

                 United Agri Products and Terra International accounted for 33% and 10%, respectively of the Company's sales in 1996. United Agri Products, Terra International, Inc., Valent U.S.A. Corporation and Ciba Geigy Corporation accounted for 24%, 14%, 11% and 10%, respectively, of the Company's sales in 1995. Sales to United Agri Products accounted for 27% of the Company's sales in 1994. United Agri Products and Terra International, Inc. are a part of the Company's distribution network and are not consumers of the Company's products.

                 COMPETITION

                 AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC's marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC's ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality of its products and the technical service and support given to its customers. The inability of AMVAC to effectively compete in several of AMVAC's principal products would have a material adverse effect on AMVAC's results of operations.

                 Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. The Company has attempted to position AMVAC in small niche markets in order to reduce the impact of competition. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC's successful acquisitions of Vapam(R), Bidrin(R) and NAA.

                 AMVAC's proprietary product formulations are protected to the extent possible as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. AMVAC's products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under state laws of similar effect. Substantially all of AMVAC's products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC's products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other suppliers, has, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government required registrants to submit a wide-range of scientific data to support U.S. registrations. This has significantly increased AMVAC's operating expenses in such areas as testing and the production of new products. This regulation makes certain AMVAC products less vulnerable to direct competition but more vulnerable to inelastic demand because of significant cost increases. AMVAC expensed $1,932,700, $3,717,400 and $5,544,000 during 1996, 1995 and 1994, respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,600,000 in 1997. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not material new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis except for costs that pertained to PCNB (a new product the Company began producing in October 1990). Total PCNB study costs incurred and capitalized through September 1995 approximated $5,813,000. During 1995 and 1994, the Company capitalized $185,000 and $509,000, respectively, in costs relating to the PCNB study costs. Amortization of the PCNB study costs began in October 1990, and was provided by the units of production method over a period of five years through September 1995. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

                 RAW MATERIALS

                 The Company utilizes numerous firms as well as internal sources to supply the various raw materials and components used by AMVAC in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, the Company seeks to secure its supply by either long-term arrangements or advance purchases from its suppliers. The Company believes that it is considered to be a valued customer to such sole-source suppliers.

                 ENVIRONMENTAL

                 The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of various regulatory agencies. The EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on the Company's operations.

                 AMVAC expends substantial funds to minimize the discharge of materials into the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, AMVAC recovers raw materials and increases product yield by recycling in order to partially offset increasing pollution abatement costs.

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

                 See also PART I, Item 3, Legal Proceedings, of this Annual Report.

                 EMPLOYEES

                 As of March 21, 1997, the Company employed approximately 195 persons. This figure includes approximately 20 temporary (full- time) individuals hired as contract personnel. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company's employees are subject to a collective bargaining agreement.

                 The Company believes it maintains positive relations with its employees.

                 EXPORT OPERATIONS

                 The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The new office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC's product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company's total operating results for the years ended December 31, 1996 and 1995.

                 The Company arranges most of its foreign sales through export/import brokers. The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

                                    1996              1995             1994
                                    ----              ----             ----
     Export Sales                 $3,535,500       $3,374,700       $3,812,500

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

                 AMVAC owns in fee approximately 152,000 square feet of improved land in Commerce, California, on which substantially all of its offices and plant and some of its warehouse facilities are located.

                 DAVIE owns in fee approximately 72,000 square feet of warehouse and office space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC.

                 AMVAC's manufacturing facilities are divided into five cost-centers; Metam Sodium manufacturing, PCNB manufacturing, granular products, small packaging, and the production and formulation of all other products. All production areas are designed to run on a continuous twenty-four hour per day basis.

                 AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC's foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company's assets are pledged as collateral under the Company's loan agreements with its primary lender. For further information, refer to Note 4 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                 AMVAC purchased unimproved land in Texas for possible future expansion.

                 GemChem's facilities consist of administration and sales offices which are leased.

                 The Company believes its properties to be suitable and adequate for its current purposes.

ITEM 3           LEGAL PROCEEDINGS

DBCP LAWSUITS

A. California Matters

                 In 1995 AMVAC settled twenty-three similar lawsuits filed between January 1990 and December 1994. The Plaintiffs in each matter were primarily water districts and municipalities that alleged property damage resulting from, among other things, the fact that each plaintiff's water supply had been contaminated by Dibromochloropropane ("DBCP"). On February 15, 1995, the Superior Court of California in San Francisco County approved this settlement as having been made in "good faith". The effect of the Superior Court's approval is to bar claims, arising from these pleadings, against AMVAC by other defendants (and other tortfeasors) for equitable comparative contribution and/or partial or comparative indemnity. AMVAC's portion of the settlement was $905,000.

                 Subsequent to the settlements discussed above, two additional suits alleging property damage resulting from DBCP contamination of water supply were filed in the San Francisco Superior Court and served on AMVAC: City of Madera v. Shell Oil Co., et. al., and Malaga County Water District v. Shell Oil Co., et. al. A Settlement Conference was held on these two cases on December 18, 1996. At that time both cases were settled. AMVAC's contribution to Settlement of the Madera case is $3,500. AMVAC's contribution to the Malaga County Water District case is $6,500. The City of Madera and the Malaga Count Water District have accepted the respective settlements. Each Settlement is subject to the court approval as a good faith settlement.

                 On February 18, 1997, AMVAC was served with a Complaint in the action filed in the San Francisco Superior Court entitled Sultana Community Services District v. Shell Oil Co., et.al. The Compliant alleges property damage resulting from DBCP contamination of water supply. This suit names as defendants Shell Oil Company, Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, Amvac Chemical Corporation, and Velsicol Chemical Company. As the suit has just been served none of the defendants have answered the complaint, accordingly formal discovery has not yet begun. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

B.  Hawaiian Matter

                 AMVAC and the Company were served with Complaints, on February 6, 1997 and March 5, 1997 respectively, in which each is named as a Defendant in the action filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co.,et.al. The Compliant alleges property damage resulting from DBCP contamination of the Board's water wells. As the suit has just been served none of the defendants have answered the complaint, accordingly formal discovery has not yet begun.
It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

C.  Mississippi Matters

                 On May 30,1996, AMVAC was served with five Complaints in which it is named as a Defendant. The cases are filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleges damages sustained from injuries caused by Plaintiff's exposure to DBCP while
applying the product in their native countries.   These cases have been removed
to U.S. District Court for the Southern District of Mississippi, Southern Division. Defendants are waiting for the Court's ruling on their Motion to Dismiss based on Forum Non Conveniens and Comity grounds and the Plaintiff's Motion to Remand the case to State court. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.


D.  Texas Matters

i)       The Carcamo Case.

                 AMVAC was served with a third-party first amended complaint by Dow Chemical Company which sought indemnity and contribution from AMVAC, Del Monte tropical Fruit Company, Del Monte Fresh Produce, N.A., Dead Sea Bromine Co. Ltd., Ameribrom Inc., Saint Lucia Banana Growers Association, Saint Vincent Banana Growers Association, Dominica Banana Growers Association, and Program Nacional de Banano, for any liability Dow Chemical Company may have under a complaint filed by Jorge Colindres Carcamo, et al. vs. Shell, Dow, et al. (the "Carcamo Case"). The Carcamo Case was heard in the United States District Court for the Southern District of Texas, Houston Division, and is an action originally filed in a Texas state court by a purported class of citizens from Honduras, Costa Rica, Guatemala, Nicaragua, Panama, Philippines, Dominica, and the Ivory Coast. These plaintiffs were banana workers and allege that they were exposed to DBCP while applying the product in their native countries. Approximately 15,000 plaintiffs have been named in this and the other suits hereinafter mentioned. On an October 27, 1996 Court Order the third party action against AMVAC was dismissed without prejudice as well as the Plaintiff's consolidated cases ordering these claims to be litigated in the foreign countries where the alleged injuries occurred subject to a number of conditions. The Court Order is on Appeal to the U.S. Court of Appeals for the Fifth District.

ii) The Rodriguez Case.

                 AMVAC was served with a third-party complaint on March 15, 1996 by Defendant Standard Fruit Company and Standard Steamship Company seeking indemnity and contribution from any liability it may have under a complaint entitled Ramon Rodriguez et. al. v. Shell Oil Company, et. al. (the "Rodriguez Case") filed in the District Court of Jim Hogg County, Texas. The underlying case alleges injuries caused by Plaintiffs' exposure to DBCP when they applied that pesticide at farms located in Central America, Ecuador and the Philippines. This Case was removed to the U.S. District Court for the Southern District of Texas, Larado Division, and then moved to the U.S. District Court for the Southern District of Texas, Houston

Division. The Court dismissed the Plaintiff's case on December 20, 1996 ordering these claims to be litigated in the foreign countries where the alleged injuries occurred subject to a number of conditions. The Court Order is on Appeal to the U.S. Court of Appeals for the Fifth District.

iii)  The Erazo Matter.

                 AMVAC was joined by Shell Oil Company as a third party defendant in the case entitled Manuel Antonio Valderamos Erazo v. Shell Oil Co., et. al. that was filed in the 206th District Court, Hildago County, Texas. AMVAC was served in this matter on December 20, 1996; the same day which third party defendant Dead Sea Bromine Company, Ltd. and Bromine Compounds Ltd. removed the case to the U.S. District Court, Southern District of Texas, McAllen Division. The complaint alleges the plaintiff suffered damages as a result of exposure to DBCP while applying the product in his native country. AMVAC filed an answer in the Federal Court on February 3, 1997. The parties are waiting for the Court to rule on the Plaintiff's Motion to Remand to state court.

E.  Insurance Coverage

                 DBCP matters have been submitted to AMVAC's insurance carriers (including its excess insurers). AMVAC is in discussions with its insurer(s) over coverage issues.

PHOSDRIN(R) LAWSUIT

                 On September 21, 1995, AMVAC was served with a complaint filed in the Superior Court of King County, Washington on September 12, 1995 entitled Ricardo Ruiz Guzman, et. al. v. Amvac Chemical Corporation, et. al.(the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiffs farm workers' alleged injuries from their exposure to the pesticide Phosdrin(R). AMVAC is vigorously defending this matter. The parties are currently engaged in discovery which is anticipated to end in August of 1997. AMVAC has made a demand against its insurers for indemnity and defense of the Guzman Case. The insurer Lexington Insurance Company has thus far accepted the defense under a reservations of rights letter. AMVAC has expensed approximately $203,000 of its self-insured retention limit of $300,000 under its insurance policy.

TRAIN DERAILMENTS

A.    July 14, 1991; Dunsmuir, California:

                 In August 1992, the Company settled all personal and economic injury claims asserted in a class action lawsuit arising from the July 14, 1991 derailment of a rail tank car leased by AMVAC. On March 14, 1995, the federal court approved the Consent Decree which the Company and the federal and state governments entered which settled litigation seeking to hold potentially responsible parties under various federal and state statutes responsible for the costs of studying and remediating the environmental consequences caused by the Sacramento Spill, and for damages to the Natural Resources. On

January 5, 1996, the Court dismissed a third party's appeal of a court order dismissing their intervention which finally resolved the action.

B.    February 1, 1996; Devore, California:

                 On March 7, 1996, AMVAC was served with a Complaint in an action entitled Alvin Williams, Administrator of the Estate of Kevin Lewis Williams v. Burlington Northern Santa Fe Railway Company, et. al. (the "Williams Estate Case"). The Estate alleges pecuniary loss to family members in the amount of $ 20,000,000 and prays for other unspecified monetary relief. Other Defendants presently named in the suit are: Burlington Northern Santa Fe Railway Company, The Atchison, Topeka & Santa Fe Railway Company, UNOCAL, Rohm & Haas, and Westinghouse Corporation. At the time of this reporting AMVAC has been dismissed from the case based on Plaintiff's failure to file an amended pleading within twenty (20) calendar days from the Court's granting of AMVAC's demurrer to Plaintiff's third amended complaint based upon the Plaintiff's lack of standing to sue. Plaintiff's may file a motion for reinstatement of the case.

                 The Company has made demand upon its insurers for indemnity from and defense of the Williams Estate Case. AMVAC's primary carrier has not yet responded but has cooperated with AMVAC in selecting counsel. AMVAC's excess carrier has issued a reservation of rights letter disclaiming responsibility for any exemplary and punitive damages awarded in the event of a judgment against AMVAC.

NAA DATA TRADE SECRET

                 On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 25, 1996, defendants Termilind and Inchema asserted counterclaims against AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortious interference, defamation, and breach of contract. Termilind and Inchema seek treble damages in the amount of $6 million for the antitrust claims, and compensatory damages in the amount of $4 million, together with punitive and exemplary damages. On November 1, 1996, AMVAC filed a demand for arbitration with the American Arbitration Association seeking approximately $8 million in compensation from Termilind. It is impossible to predict the outcome or the cost that will be involved with this matter.

RAILROAD SIDING

                 As a result of inspections and sampling conducted by or at the direction of the California Department of Toxic Substances Control ("DTSC"), environmental contamination was detected at the railroad siding area located, in part, immediately adjacent to AMVAC's Commerce, California facility (the "Facility"). The railroad siding area is owned by Burlington Northern and Santa Fe Railway Company ("Santa Fe") and Union Pacific Railroad Company (" Union Pacific").

                 In furtherance of addressing the railroad siding area under the Expediated Remedial Action Program ("ERAP"), during 1996 AMVAC conducted soil sampling to further define the nature and extent of impacted soils in the railroad siding area, and prepared and submitted for DTSC review and comment a draft risk assessment establishing remedial cleanup goals based on an assumption of continued industrial use of the railroad siding area. In 1996 and early 1997, AMVAC conducted additional soil sampling to assist it in further evaluating remedial alternatives for the area. The future costs associated with the remediation of the railroad siding area, which AMVAC believes could be significant, cannot be definitively determined until the final characterization of affected soils, determination of final cleanup standards, evaluation of remedial options are completed, and the DTSC approves a specific remedial action for the area. AMVAC currently anticipates that the foregoing will be completed by the close of the second quarter of 1997, and that remediation will commence in the third or fourth quarter of 1997.

                 Also during 1996, DTSC conducted a Resource Conservation and Recovery Act ("RCRA") Facility Assessment ("RFA") at the Facility. The RFA was conducted pursuant to a federal requirement that DTSC conduct such RFAs at all RCRA permitted hazardous waste management facilities in California. The RFA identified that further investigation of environmental conditions at the Facility is necessary. The DTSC has advised AMVAC that AMVAC can conduct this further investigation, and any related remediation if required, under DTSC oversight using a phased approach under the ERAP, and AMVAC currently intends to do so.

                 The Company has made claims against its insurance carriers for the remediation of the railroad siding. Costs expensed to date now exceed its $100,000 self-insured retention. The Company and its insurers are currently discussing the claim. There can be no assurance that its insurers will provide coverage for the remediation.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

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

         Calendar 1996                                      HIGH             LOW
         -------------                                      ----             ---
                 First Quarter                              15 1/2            4 7/8
                 Second Quarter                             14                9 1/2
                 Third Quarter                               7 1/2            6 1/8
                 Fourth Quarter                              7 7/8            6 1/2

         Calendar 1995
         -------------

                 First Quarter                               9                6 5/8
                 Second Quarter                              8                6 3/4
                 Third Quarter                               7 3/4            4 1/2
                 Fourth Quarter                              6 3/4            4 1/2

                 The Company's share activity is reported in the Wall Street Journal and is listed as "Am Vngrd".

                 As of March 21, 1997, the number of shareholders of the Company's Common Stock was approximately 600 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

                 On March 12, 1997, the Company announced that the Board of Directors declared a cash dividend of $.06 per share which will be distributed on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

                 The Company distributed a $.06 cash dividend and a 10% stock dividend on March 15, 1996 to shareholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend received cash in lieu of such fractional shares based on $9.50 per share.

                 Prior to the declaration of the 1996 and 1997 dividends, the Company had not declared any dividends since 1989. The resumption of dividends can only be considered if profitable operations continue. Certain loan covenants described in Note 4 to the Notes to Consolidated Financial Statements, limit payments of cash dividends to a maximum of 25% of net income.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


ITEM 6 SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR WEIGHTED AVERAGE NUMBER OF SHARES AND PER SHARE DATA)


                             1996          1995              1994             1993             1992
                             ----          ----              ----             ----             ----
Operating revenues         $  48,628     $  55,402         $  45,098        $  45,478        $  38,664
                           =========     =========         =========        =========        =========

Operating income           $   3,523     $   5,971         $   3,346        $   4,160        $   3,824
                           =========     =========         =========        =========        =========

Income from operations
  before income tax
  expense                  $   2,611     $   5,043         $   1,465        $   3,333        $   2,965
                           =========     =========         =========        =========        =========

Net income                 $   1,616     $   3,124         $   1,203        $   2,225        $   1,861
                           =========     =========         =========        =========        =========

Net income
  per share(1)             $     .65     $    1.23         $     .47        $     .89        $     .74
                           =========     =========         =========        =========        =========

Total assets               $  48,028     $  39,341         $  40,929        $  36,025        $  32,916
                           =========     =========         =========        =========        =========

Long-term debt and capital
  lease obligations, less
  current portion          $   4,373     $   5,540         $   3,695        $   4,316        $   5,348
                           =========     =========         =========        =========        =========

Stockholders' equity       $  19,386     $  18,005         $  15,143        $  13,503        $  11,278
                           =========     =========         =========        =========        =========

Weighted average number
  of shares(1)             2,472,883     2,546,471         2,562,398        2,509,536        2,509,536
                           =========     =========         =========        =========        =========

Dividends per share of
  common stock(2)          $     .06      $      -         $       -        $       -        $       -
                           =========      ========         =========        =========        =========


The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 1996, have been derived from the Company's consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants' reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 1996. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(1) All per share amounts have been restated to reflect a 10% stock dividend (see footnote 2 below).

(2) In February 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to shareholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend.

   On March 12, 1997, the Company announced that the Board of Directors declared a cash dividend of $.06 per share to be distributed on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995:

The Company reported net income of $1,615,500 or $.65 per share in 1996 as compared to net income of $3,124,000 or $1.23 per share in 1995. (All per share amounts have been restated, where applicable to give effect to a 10% stock dividend paid on March 15, 1996 to stockholders of record as of February 29, 1995.) The decrease in net income in 1996 was primarily attributable to a $6,774,200 or 12.2% decrease in net sales. The reduction in net income was tempered by a decrease in operating expenses of $1,864,500 or 10.0%.

Net sales decreased to $48,627,900 in 1996 as compared to $55,402,100 in 1995. Of the $6,774,200 decrease in net sales, approximately $5,041,900 was attributable to a reduction in AMVAC's net sales. The reductions occurred primarily in cotton related products which decreased a combined $10,935,700, and resulted from unanticipated weather conditions, a softness in pest populations,
and competitive conditions.   The decreases were offset to an extent by
increased sales of Metam Sodium products in the amount of $4,035,100 which was attributable to the Company's emphasis on expanding its market share. GEMCHEM's nonagricultural sales declined from approximately $4,100,000 in 1995 to approximately $2,626,800 in 1996 reflecting continuing aggressive competition in the market and a reduction in marketing efforts applied to GEMCHEM's pharmaceutical products.

Gross profits decreased by $4,312,500 to $20,347,900 in 1996 from $24,660,400 in 1995. The gross profit percentage decreased to 41.8% in 1996 from 44.5% in 1995. The decrease in 1996 is largely attributable to the reduction in sales without realizing a corresponding reduction in fixed manufacturing overhead. Gross profits were also negatively impacted by pricing allowances provided by the Company on some of its products in order to retain or expand market share.

Operating expenses decreased by $1,864,500 to $16,824,900 in 1996 from $18,689,400 in 1995. The following is a discussion of operating expenses:

         Selling and Regulatory:

         Selling and regulatory expenses decreased by $672,400 to $6,100,500 in 1996 from $6,772,900 in 1995. The decrease in selling and regulatory expenses is primarily attributable to a decrease in variable selling costs. Due to the significant decrease in Bidrin sales in 1996, related Bidrin rebates and royalties decreased by approximately $830,000. Rebates on NAA products increased an additional $400,000 in 1996 over the $943,500 increase in 1995 as a result of continuing and expanded agreements with distributors to promote the Company's products in the market and support pricing. Royalties on NAA products decreased approximately $100,000 in 1996 due to the expiration of a related royalty agreement. Rebates on Phosdrin decreased approximately $200,000 in 1996 due to the reversal of an accrual deemed no longer necessary as a result of the completion of the Phosdrin recall as mandated by the Environmental Protection Agency in July 1996. Although most selling related expenses declined, expenses of GEMCHEM increased approximately $185,600 in 1996 reflecting increased sales efforts, mostly the hiring of additional sales personnel. Product liability insurance, which varies directly with sales levels, also decreased approximately $80,000 in 1996 as a result of the decreased sales volume.

         General, Administrative and Corporate:

         General, administrative and corporate costs increased by $117,000 to $4,178,800 in 1996 from $4,061,800 in 1995. The increase was primarily attributable to rent expense for the Company's corporate headquarters which was $82,400 higher than in 1995 and the incurrence of $49,000 in salary expense for AMVAC's executive vice president hired in 1996. Although the accrual for the remaining expected costs in connection with the phase out of Phosdrin in the amount of $175,000 recorded in 1995 did not impact 1996, the Company did record an accrual of $150,000 for estimated railroad remediation costs in connection with the ongoing railroad siding matter (see additional discussion in PART I, Item 3, Legal Proceedings).

         Research and Development:

         Research and development costs, which include costs incurred to generate scientific data and other activities performed in the department, decreased by $1,822,600 to $3,023,800 in 1996 from $4,846,400 in 1995. Costs incurred to generate scientific data accounted for the most significant portion of this decrease. The PCNB, Bidrin and NAA product groups experienced significant declines in scientific data generation of approximately $1,070,000, $390,000 and $290,000, respectively, in 1996 due to the maturation of the products and of the related research studies being conducted.

         Freight, Delivery and Warehousing:

         Freight, delivery and warehousing costs increased by $513,500 to $3,521,000 in 1996 from $3,008,300 in 1995. There was a reduction in non rail car freight costs to customers of approximately $89,200 as a result of the decline in sales volume in 1996. However, rail car and internal freight costs increased approximately $553,800. Most of this increase was in rail car freight which increased because of the increased sales volume of Metam Sodium products and also because of efforts to increase Metam Sodium inventory at storage sites as of the end of 1996 in anticipation of sales expected to materialize in the first quarter of 1997. Due to personnel additions to the department, employee wages increased approximately $56,700 in 1996.

Interest costs were $919,900 in 1996 as compared to $935,400 in 1995. The average level of short-term borrowing decreased by $2,102,700 to $4,423,500 in 1996 from $6,526,200 in 1995. The average level of long-term debt increased by $2,358,300 to $6,174,900 in 1996 from $3,816,600 in 1995. Although overall average debt was higher in 1996, lower interest rates of 0.5% to 1.0% on average debt accounted for the decrease in interest costs in 1996.

Income tax expense decreased by $923,100 to $995,900 in 1996 as compared to $1,919,000 in 1995. Lower pre-tax income was the reason for the decreased income tax expense. See Note 5 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.

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

                 Net sales increased by $10,304,000 to $55,402,100 in 1995 as compared to $45,098,100 in 1994. AMVAC's sales increased by approximately $10,632,000 in 1995 as compared to 1994. $8,945,200 of this increase was due to an increase in the sales of Bidrin(R). In December 1994 the appropriate permitting was finally obtained and the Company began manufacturing Bidrin(R). The late start in manufacturing resulted in reduced sales of Bidrin(R) in 1994, however the latent demand was satisfied in the first half of 1995 resulting in strong Bidrin(R) sales in the first and second quarters of 1995. Sales of Bidrin(R) in the fourth quarter 1995 were significantly higher than the fourth quarter 1994. During 1995 AMVAC was also able to generate significant sales increases in its PCNB products of $4,187,900 to $12,002,100 as compared to $7,814,200 in 1994 and Naled products of $3,541,600 to $6,393,900 from
$2,852,300 in 1994. However, these increases were substantially offset by a decrease in the sales of Phosdrin(R) in the amount of $6,755,900 to $413,000 in 1995 from $7,169,000 in 1994. As a result of agreements reached with the Environmental Protection Agency ("EPA") during 1994, the Company agreed to phaseout the domestic distribution, sale and use of Phosdrin(R). Although the effective date of the cessation of Phosdrin(R) use domestically was November 30, 1995, domestic sales of Phosdrin(R) began to drop off significantly beginning in July 1994. Essentially all of the Phosdrin(R) sales in 1995 were export sales. The remaining change in AMVAC's sales was attributable to less significant changes in the sales mix of AMVAC's products. GemChem's sales (after elimination of intercompany sales) declined from approximately $4,700,000 in 1994 to approximately $4,200,000 in 1995 reflecting competition in GemChem's non-ag markets.

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

         Research and Development:

         Research and development costs, which include costs incurred to generate scientific data and other activities performed in the department, decreased by $1,365,100 to $4,846,400 in 1995 from $6,211,500 in 1994. Costs incurred to generate scientific data decreased by $1,826,600 to $3,717,400 in 1995 as compared to $5,544,000 in 1994. The largest reduction in scientific data generation was in connection with Phosdrin(R). Due to the phase out of Phosdrin(R) as discussed above, data generation costs with respect to Phosdrin(R) decreased approximately $1,236,000 in 1995 to approximately $54,000. The NAA, DDVP and PCNB product groups also experienced significant declines in scientific data generation of approximately $301,000, $239,000 and $196,000, respectively, in 1995 due to the maturation of the products and of the related research studies being conducted. Bidrin(R), which is a relatively recent addition to AMVAC's product line, was the only major product group to experience an increase in scientific data generation in 1995. Bidrin(R) scientific data generation costs increased approximately $212,000 in 1995. In 1994 the Company received a benefit of $350,000 as a result of an unrelated chemical company paying the Company for the right to cite and rely upon data developed by the Company. The Company did not receive any benefits of this kind in 1995.

         Freight, Delivery and Warehousing:

         Freight, delivery and warehousing costs increased by $447,600 to $3,008,300 in 1995 from $2,560,700 in 1994. The increase in costs is primarily due to increased freight costs as a result of the higher sales at AMVAC and additions to shipping department personnel to handle the additional demand.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $17,852,900 as of December 31, 1996 reflecting a $2,158,300 improvement over working capital of $15,694,600 as of December 31, 1995.

Current assets were $4,696,800 higher at December 31, 1996 than at December 31, 1995. Most of this increase was attributable to increases in trade accounts receivable and inventory. Trade receivables increased $1,301,600 due to strong sales in the month of December. Inventories increased $3,080,700 primarily in consideration of expected sales volume in 1997.

Current liabilities increased $2,538,500 in 1996 over the 1995 level. The primary reasons for this increase were the recording of liabilities in the amount of $1,600,000, representing the estimated current portion of a royalty obligation, and $713,800, for the acquisition of the existing product inventory as of December 31, 1996, both in connection with the acquisition of an established product line by the Company in December 1996. Also during 1996, there were increases in accrued but unpaid royalties and rebates of $332,000 and $400,000, respectively, related to two of the Company's products. The increases in current liabilities were partially offset by a decrease in Phosdrin rebates of approximately $200,000 due to the recall of Phosdrin completed in July 1996 and a decrease in income taxes payable of $420,100 due to lower income taxes in 1996.

The Company invested $1,451,400 in capital expenditures in 1996. These expenditures represent additions or improvements to the existing capacity of the Company's manufacturing facility and address the Company's continual effort to adapt its manufacturing processes to the environmental control standards of its various controlling agencies. The Company invested $76,200 in deferred charges in 1996, most of which relate to the Company's acquisition of a new product line during the year. The Company also invested $150,000 in other long-term assets during 1996, most of which related to loan fees incurred in connection with the amendment of the Company's credit facilities as discussed below. The Company recognized $2,349,100 of depreciation and amortization expense in 1996. As of December 31, 1996, the Company does not have any material commitments for future capital expenditures. The Company's long-term intangible assets also increased by $4,662,000 as the result of the acquisition of a new product line by the Company in December 1996. The Company recorded a royalty obligation of $4,662,000 in consideration of the assets acquired with $3,062,000 classified as a long- term liability.

As part of an amendment to the Company's credit agreement in December 1996, the Company increased its credit limit under its fully secured existing line of credit to $15,500,000 from $10,500,000 and extended the expiration date of the line of credit to July 31, 1998 from July 31, 1997. Also, as part of the amendment, the Company negotiated a new revolving acquisition loan in the amount of $5,000,000 with an expiration date of July 31, 2002. There were no borrowings under the revolving acquisition loan as of December 31, 1996. The Company had $8,500,000 of availability under its line of credit agreement as of December 31, 1996. The Company made principal payments on its long-term debt of $1,368,100 during 1996.

There has been constant public pressure upon the federal and state governments to require FIFRA product registrants to supply new scientific data (such as toxicological and environmental fate tests), which has resulted in government action requiring additional studies and the submission of more data. Based on facts known today, the Company estimates it will spend approximately $3,600,000 in 1997 on these studies. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not material new or additional tests may be required. For further information, refer to PART I,
Item 1, Business, Competition of this Annual Report.

AMVAC is a manufacturer and formulator of chemicals for crops, human and animal health protection. This is a high risk industry with ever present industry-wide litigation. For discussions pertaining to the Company's litigation refer to PART I, Item 3, Legal Proceedings of this Annual Report.

Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operations will be adequate to meet total financial needs in 1997. Management also continues to believe, to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing. The Company, as previously disclosed, is required to supply studies and the submission of data to federal and state governmental agencies. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not additional tests that may be material will be required.

Inflation has not had a significant impact on the Company's costs and prices during the past three years.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The Financial Statements and Supplementary Data are listed at
PART IV, Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The following persons are the current Directors and Executive Officers of Registrant:

                 Name of
         Director/Officer                  Age                      Capacity
         ----------------                  ---                      --------
         Herbert A. Kraft                  73               Co-Chairman

         Glenn A. Wintemute                72               Co-Chairman

         Eric G. Wintemute                 41               Director, President and
                                                            Chief Executive Officer

         James A. Barry                    46               Director, Vice President,
                                                            Chief Financial Officer,
                                                            Treasurer and Assistant
                                                            Secretary

         Glenn E. Mallory                  87               Director and Corporate
                                                            Secretary

         Dr. Alan B. Sass                  58               Director

         Jesse E. Stephenson               73               Director


                 Herbert A. Kraft has served as Co-Chairman of the Board since July 1994. Mr. Kraft served as Chairman of the Board and Chief Executive Officer from 1969 to July 1994.

                 Glenn A. Wintemute has served as Co-Chairman of the Board since July 1994. Mr. Wintemute served as President of the Company and all operating subsidiaries since 1984 and was elected a director in 1971. He served as President of AMVAC from 1963 to July 1994.

                 Eric G. Wintemute has served as a director since June 1994. Mr. Wintemute has also served as President and Chief Executive Officer since July 1994. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994, upon the Company's acquisition of GemChem. He co-founded GemChem, a national chemical distributor, in 1991 and served as its President. Mr. Wintemute was previously employed by AMVAC from 1977 to 1982. From 1982 to 1991, Mr. Wintemute worked with R. W. Greeff & Co., Inc., a former distributor of certain of AMVAC's products. During his tenure with R. W. Greeff & Co., Inc., he served as Vice President and Director. He is the son of the Company's Co-Chairman, Glenn A. Wintemute.

                 James A. Barry has served as a director since June 1994. Mr. Barry was appointed Treasurer in July 1994. He has served as Chief Financial Officer of the Company and all operating subsidiaries since 1987, and as Vice President and Assistant Secretary since 1990. From 1990 to July 1994, he also served as Assistant Treasurer.

                 Glenn E. Mallory has served as a director of the Company since 1971 and its Secretary since 1976. Mr. Mallory was appointed Vice President of the Company in July 1994. He served as Treasurer from 1976 to July 1994. He also served as Vice President of AMVAC from 1970 to September 1993.

                 Dr. Allan Sass was elected a director of the Company in June 1996. Dr. Sass served as Vice President of Technology of Wheelabrator Technologies (an environmental issues firm) from 1994 through April 1996, and served as Vice President of New Business Development from 1992 to 1994. He was the Chief Executive Officer and Chairman of Westates Carbon Company, Inc. from 1985 to 1992. Westates Carbon Company, Inc. was acquired by Wheelabrator Technologies in April 1992. From 1968 to 1985, Dr. Sass was with Occidental Petroleum Corporation serving as President and Chief Executive Officer of Occidental Oil Shale, reporting directly to Dr. Armand Hammer.

                 Jesse E. Stephenson has served as director of the Company since 1977 (except for a 10-month period following March 1992). He was the General Manager of Calhart Corporation, then a wholly-owned subsidiary of the Company, from 1968 to 1978. Mr. Stephenson is retired and is a private investor.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

                 The Company believes that during 1996 all reports required to be filed under Section 16(a) by its executive officers, directors, and greater than ten percent beneficial owners were timely filed, except that one report on Form 4 was filed late by Mr. Glenn A. Wintemute.

ITEM 11  EXECUTIVE COMPENSATION

                 The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 1996, 1995, and 1994 paid or awarded by the Corporation and its subsidiaries to the Corporation's Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                               ----------------------

                                   ANNUAL COMPENSATION                     AWARDS           PAYOUTS
                                   -------------------                     ------           -------
           (A)             (B)       (C)       (D)        (E)         (F)          (G)         (H)         (I)

                                                         OTHER        RE-      SECURITIES                  ALL
          NAME                                          ANNUAL     STRICTED    UNDERLYING                 OTHER
           AND                                          COMPEN-      STOCK       OPTIONS/     LTIP       COMPEN-
        PRINCIPAL                  SALARY     BONUS     SATION     AWARD(S)       SARS       PAYOUTS      SATION
        POSITION          YEAR       ($)        ($)        ($)        ($)          (#)          ($)         ($)
        --------          ----     -------    ------    --------   ---------    ---------    -------     --------
 Eric G. Wintemute        1996    201,306       -          -           -             -          -           4,855(4)
  President and           1995    172,000       -          -           -             -          -           4,993(4)
  Chief Executive         1994    140,771       -          -           -           33,000(2)    -           4,990(4)
  Officer
 James A. Barry           1996    129,692       -          -           -              -         -           3,457(4)
  Vice President, CFO     1995    122,751       -          -           -            5,500(3)    -           4,070(4)
  and Treasurer           1994    103,009       -          -           -              -         -           3,245(4)


 Herbert A. Kraft(5)      1996        -         -          -           -              -         -         226,923(6)
  Co-Chairman             1995        -         -          -           -              -         -         254,086(6)
                          1994    142,008       -          -           -              -         -         131,857(7)

 Glenn A. Wintemute(5)    1996        -         -          -           -              -         -         226,923(6)
  Co-Chairman             1995        -         -          -           -              -         -         254,086(6)
                          1994    141,171       -          -           -              -         -         131,857(7)



___________________

         (1) No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer's salary.

         (2) Represents options to purchase Common Stock of the Company issued to Eric Wintemute in connection with the acquisition of GemChem, Inc., by the Company during 1994. The options issued to Mr. Wintemute represent approximately 43% of the total options issued by the Company in 1994. The exercise price of the options is $9.09 per share and the options vest one-fourth on January 15, 1995, 1996, 1997 and 1998 and all options expire on April 15, 1998.

         (3) Represents options to purchase Common Stock of the Company. The options issued to Mr. Barry represent approximately 13% of the total options issued by the Company in 1995. The exercise price of the options is $6.82 per share and the options vest one-third on January 18, 1996, 1997 and 1998 and all options expire on January 18, 2000.

         (4) These amounts represent the Company's contribution to the Company's Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

         (5) Messrs. Kraft and Wintemute retired from the Company as active employees in July 1994. The Company entered into consulting agreements with Messrs. Kraft and Wintemute in July 1994. In 1996 the consulting agreements were extended for an additional year and now expire in July 2000.

         (6) Amounts represent payments received by each individual under his consulting agreement.

         (7) Amounts include $127,164 paid to each individual under his consulting agreement and the Company's contribution of $4,693 on behalf of each individual as a retirement savings plan contribution.

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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

                 To the knowledge of the Registrant, the ownership of the Registrant's outstanding Common Stock as of March 21, 1997, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

                                                                         Amount and
                                                                         Nature
Office                       Name and Address                            of Beneficial             Percent
(if any)                     Beneficial Owner                            Ownership(1)               of Class
--------                     ----------------                            ------------              --------
Co-Chairman                  Glenn A. Wintemute                            704,985(2)                28.1%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

Co-Chairman                  Herbert A. Kraft                              639,295(3)                25.5%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

                             Goldsmith & Harris et al.                     153,560(4)                 6.1%
                             80 Pine Street
                             New York, NY 10005

Director                     Jesse E. Stephenson                            55,850(5)                 2.2%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

Director,                    Eric G. Wintemute                              61,553(6)                 2.4%
  President                  4695 MacArthur Court
  & CEO                      Newport Beach, CA 92660

Director,                    James A. Barry                                  3,667(7)                  --(10)
  Vice President,            4695 MacArthur Court
  CFO & Treasurer            Newport Beach, CA 92660

Director                     Dr. Allan Sass                                  3,500(8)                  --(10)
                             4695 MacArthur Court
                             Newport Beach,  CA  92660

Director                     Glenn E. Mallory                                2,500(9)                  --(10)
                             4695 MacArthur Court
                             Newport Beach,  CA  92660

Directors and Officers                                                   1,481,350                   58.2%
  as a group (8)


---------------------
Refer to footnotes on next page.

Footnotes

_____________________

(1)  Record and Beneficial.

(2) This figure includes 22,220 shares of Common Stock owned by Mr. G. A. Wintemute's minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(3) Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 1,430 shares held in an Individual Retirement Account.

(4) The Company has relied on information reported on a Statement on Schedule 13D filed by Goldsmith & Harris et al. with the Securities and Exchange Commission as adjusted for the 10% stock dividend issued March 15, 1996.

(5) Mr. Stephenson holds all of his shares in a family trust. This figure includes 2,500 shares of Common Stock Mr. Stephenson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(6) This figure includes 24,750 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7) This figure represents shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8) This figure includes 2,500 shares of Common Stock Dr. Sass is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9) This figure represents shares of Common Stock Mr. Mallory is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10)  Under 1% of class.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 In September 1991, the Company entered into an agreement with GemChem to represent the Company as its sales representative. No director, officer or significant shareholder of the Company had any direct or indirect relationship with or interest in GemChem; however, Eric G. Wintemute, the Company's President and Chief Executive Officer and the son of the Company's then President Glenn A. Wintemute, owned an approximate one-third equity interest in GemChem.
                 In March 1994, the Company concluded the purchase of all the issued and outstanding stock of GemChem. The purchase was effective January 15, 1994. See also Note 11 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                 In connection with their retirement from the Company as active employees in July 1994, Messrs. Herbert A. Kraft and Glenn A. Wintemute entered into written consulting agreements with the Company effective July 14, 1994. Pursuant to the consulting agreements, Messrs. Kraft and Wintemute perform management and financial consulting services for the Company as assigned by the Board of Directors or the Chief Executive Officer. The agreements originally were to expire on July 14, 1999. In 1996, the agreements were extended for an additional year now scheduled to expire July 14, 2000.
The agreements provide that neither Messrs. Kraft or Wintemute will be required to expend more than 400 hours in any twelve month period or forty hours in any one month period. Under the agreements, Messrs. Kraft and Wintemute each received $287,500 for the year ended July 14, 1995 and $243,750 for the year ended July 14, 1996. They will also, under the agreements, each receive $200,000 for the year ending July 14, 1997, $156,250 for the year ending July 14, 1998, $112,500 for the year ending July 14, 1999 and $100,000 for the year ending July 14, 2000. In the event of death or disability prior to July 14, 2000, such payments will continue to be paid to the individual or his estate, as applicable. The agreements also provide for continuation of medical and dental insurance benefits until the expiration of the term of the agreements. See Note 12 of the Notes to the Consolidated Financial Statements in PART IV,
Item 14 of this Annual Report.

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

     (a) The following documents are filed as part of this report:

           (1) Index to Consolidated Financial
                 Statements and  Supplementary Data:

                                  DESCRIPTION

                                                                                                 PAGE NO.
      Report of Independent Certified
                Public Accountants                                                                 37

      Financial Statements:
         Consolidated Balance Sheets as of
           December 31, 1996 and 1995                                                              38

         Consolidated Statements of Income for
           the Years Ended December 31, 1996, 1995,
           and 1994                                                                                40

         Consolidated Statements of Changes in
           Stockholders' Equity for the Years Ended
           December 31, 1996, 1995, and 1994                                                       41

        Consolidated Statements of Cash Flows for
           the Years Ended December 31, 1996, 1995,
           and 1994                                                                                42

         Summary of Significant Accounting Policies
           and Notes to Consolidated Financial
           Statements                                                                              44

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

     (b)  Reports on Form 8-K were filed during the quarter ended
          December 31, 1996.

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN VANGUARD CORPORATION (Registrant)




/s/  Eric G. Wintemute                     /s/  James A. Barry
-----------------------------              ----------------------------
By:    ERIC G. WINTEMUTE                   By:     JAMES A. BARRY
       President,                                  Vice President,
       Chief Executive Officer                     Chief Financial Officer,
       and Director                                Treasurer and Director
       March 24, 1997                              March 24, 1997





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Herbert A. Kraft                       /s/ Glenn A. Wintemute
-----------------------                    ------------------------
HERBERT A. KRAFT                           GLENN A. WINTEMUTE
Co-Chairman                                Co-Chairman
March 24, 1997                             March 26, 1997



/s/ Glenn E. Mallory                       /s/ Allan Sass
-----------------------                    --------------------
GLENN E. MALLORY                           ALLAN SASS
Corporate Secretary and                    Director
Director                                   March 25, 1997
March 25, 1997


/s/ Jesse E. Stephenson
-----------------------
JESSE E. STEPHENSON
Director
March 26, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
American Vanguard Corporation

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and their subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                                BDO SEIDMAN, LLP



Los Angeles, California
March 6, 1997

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                       ASSETS (NOTE 4)                                               1996                   1995
                                                                                     ----                   ----
Current assets:
   Cash                                                                        $   632,400            $   331,600

   Receivables:
       Trade                                                                    16,529,900             15,228,300
       Legal settlements (note 7)                                                      -                  195,000
       Other                                                                       198,800                 62,700
                                                                                ----------             ----------
                                                                                16,728,700             15,486,000
                                                                                ----------             ----------

   Inventories:
       Finished products                                                         8,108,800              6,001,600
       Raw materials                                                             3,241,500              2,268,000
                                                                                ----------            -----------
                                                                                11,350,300              8,269,600
                                                                                ----------            -----------

   Prepaid expenses                                                                653,600                581,000
                                                                                ----------             ----------

             Total current assets                                               29,365,000             24,668,200

Property, plant and equipment, at cost,
  less accumulated depreciation of
 $16,284,300 in 1996 and $14,079,900
  in 1995 (notes 1,3,4, and 6)                                                  12,927,500             13,680,400

Land held for development                                                          210,800                210,800

Costs in excess of net assets acquired, net of
  accumulated amortization of $199,300 in
  1996 and $165,900 in 1995 (note 11)                                            3,532,200                442,100

Deferred charges, net of accumulated
  amortization of $25,000 in 1996 and
  $6,035,600 in 1995 (notes 2 and 11)                                            1,660,100                 57,900
Other assets                                                                       332,700                281,600
                                                                                ----------             ----------



                                                                               $48,028,300            $39,341,000
                                                                                ==========             ==========



                                  (Continued)

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995




       LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996                   1995
                                                                             ----                   ----
Current liabilities:
   Current installments of long-term debt (note 3)                     $ 1,160,500            $ 1,265,600
   Accounts payable                                                      3,002,300              2,810,800
   Accrued expenses                                                      4,750,600              3,486,200
   Accrued royalty obligation-current portion (note 11)                  1,600,000                    -
   Income taxes payable                                                    946,200              1,366,300
   Legal settlements payable (note 7)                                       52,500                 44,700
                                                                        ----------             ----------

             Total current liabilities                                  11,512,100              8,973,600

Note payable to bank (note 4)                                            7,000,000              3,900,000
Long-term debt, excluding current
   installments (note 3)                                                 4,373,100              5,539,500
Accrued royalty obligation, excluding
   current portion (note 11)                                             3,062,000                    -
Deferred income taxes (note 5)                                           2,695,600              2,922,500
                                                                        ----------             ----------

             Total liabilities                                          28,642,800             21,335,600
                                                                        ----------             ----------


Commitments and contingent liabilities
 (notes  3, 4, 6, 7, 10 and 12)

Stockholders' equity: (notes 12 and 14)
 Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                                                -                      -
   Common stock, $.10 par value per share;
    authorized 10,000,000 shares; issued
    2,564,429 shares in 1996 and 2,331,371
    shares in 1995                                                         256,400                233,100
   Additional paid-in capital                                            3,879,000              1,688,200
   Retained earnings                                                    15,609,000             16,345,600
                                                                        ----------             ----------
                                                                        19,744,400             18,266,900

   Less treasury stock, 56,600 shares in 1996
    and 38,500 shares in 1995                                              358,900                261,500
                                                                        ----------             ----------

             Total stockholders' equity                                 19,385,500             18,005,400
                                                                        ----------             ----------

                                                                       $48,028,300            $39,341,000
                                                                        ==========             ==========





   See summary of significant accounting policies and notes to consolidated financial statements.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                              1996                   1995                   1994
                                                              ----                   ----                   ----
Net sales (note 9)                                       $48,627,900           $55,402,100            $45,098,100
Cost of sales                                             28,280,000            30,741,700             25,366,300
                                                          ----------            ----------             ----------

             Gross profit                                 20,347,900            24,660,400             19,731,800

Operating expenses (note 13)                              16,824,900            18,689,400             16,155,600
Legal settlement expenses (note 7)                               -                     -                  230,000
                                                          ----------            ----------             ----------

             Operating income                              3,523,000             5,971,000              3,346,200

Interest expense                                            (919,900)             (935,400)              (978,200)
Interest income                                                8,300                 7,400                  6,500
Other settlement expenses (note 7)                               -                     -                 (910,000)
                                                          ----------            ----------             ----------

             Income before
                income tax expense                         2,611,400             5,043,000              1,464,500

Income tax expense (note 5)                                  995,900             1,919,000                261,800
                                                          ----------            ----------             ----------

             Net income                                  $ 1,615,500           $ 3,124,000            $ 1,202,700
                                                          ==========            ==========             ==========


Per share information:
    Net income                                           $       .65           $      1.23            $       .47
                                                          ==========            ==========             ==========


Weighted average number
    of shares                                              2,472,883             2,546,471              2,562,398
                                                          ==========            ==========             ==========





   See summary of significant accounting policies and notes to consolidated financial statements.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                              ADDITIONAL
                                COMMON           PAID-IN            RETAINED          TREASURY
                                 STOCK          CAPITAL             EARNINGS            STOCK               TOTAL
                                ------        ----------            --------          --------              -----
Balance, January 1, 1994       $228,100       $1,255,700        $12,018,900         $       -         $13,502,700

  Common stock issued in
    connection with
    acquisition of
    GemChem, Inc.                 5,000          432,500                -                   -             437,500
     (note 11)
  Net income                        -                -            1,202,700                 -           1,202,700
                                -------        ---------         ----------          ----------        ----------

Balance, December 31, 1994      233,100        1,688,200         13,221,600                 -          15,142,900

  Net income                        -                -            3,124,000                 -           3,124,000
  Treasury stock acquired           -                -                  -              (261,500)         (261,500)
                                -------        ---------         ----------          ----------         ----------

Balance, December 31, 1995      233,100        1,688,200         16,345,600            (261,500)       18,005,400

Common stock dividend            23,300        2,190,800         (2,214,100)                -                 -
  Cash dividends on common
   stock ($.06 per share)           -                -             (138,000)                -            (138,000)
  Net income                        -                -            1,615,500                 -           1,615,500
  Treasury stock acquired           -                -                  -               (97,400)          (97,400)
                                -------        ---------         ----------          ----------         ----------

Balance, December 31, 1996     $256,400       $3,879,000        $15,609,000         $  (358,900)      $19,385,500
                                =======        =========         ==========          ==========       ===========





   See summary of significant accounting policies and notes to consolidated financial statements.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



INCREASE (DECREASE) IN CASH                                       1996                1995               1994
                                                                  ----                ----               ----
Cash flows from operating activities:
  Net income                                                  $ 1,615,500         $ 3,124,000        $ 1,202,700
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Depreciation and amortization
           of property, plant and equipment                     2,204,300           2,098,700          2,012,000
              Amortization of intangible
                assets and deferred charges                       144,800           1,316,600          1,485,800
         Changes in assets and liabilities
           associated with operations:
              Increase in receivables                          (1,242,700)             (5,400)        (4,621,500)
              Increase in inventories                          (3,080,700)         (1,051,700)        (1,785,100)
              Decrease (increase)
                     in prepaid expenses                          (72,600)            348,700            (66,400)
              Increase (decrease) in
                     accounts payable                             191,500             (80,800)           833,100
              Increase (decrease) in other
                     payables and accrued expenses                852,100          (2,279,100)         2,896,800
              Increase (decrease) in
                     deferred income taxes                       (226,900)            105,200           (221,500)
                                                               ----------          ----------         ----------

                       Net cash provided by
                       operating activities                       385,300           3,576,200          1,735,900
                                                               ----------          ----------         ----------





Cash flows from investing activities:
  Capital expenditures                                         (1,451,400)           (755,000)          (939,200)
  Additions to deferred charges                                   (76,200)           (226,500)          (520,900)
  Net increase in other
      noncurrent assets                                          (150,000)           (123,800)            (4,100)
                                                               ----------          ----------         ----------

                       Net cash used in
                         investing activities                  (1,677,600)         (1,105,300)        (1,464,200)
                                                               ----------          ----------         ----------





                                  (Continued)

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



INCREASE (DECREASE) IN CASH                                        1996                 1995              1994
                                                                   ----                 ----              ----
Cash flows from financing activities:
  Net borrowings (repayments) under
      line of credit agreement                                $ 3,100,000         $(4,100,000)       $   400,000
  Proceeds from issuance of
      long-term debt                                               96,600           3,702,300            592,000
  Principal payments on long-term debt                         (1,368,100)         (1,797,800)        (1,236,800)
  Acquisition of treasury stock                                   (97,400)           (261,500)               -
  Payment of cash dividends                                      (138,000)                -                  -
                                                               ----------          ----------         ----------
                     Net cash provided by
                       (used in) financing
                         activities                             1,593,100          (2,457,000)          (244,800)
                                                               ----------          ----------         ----------
                       Net increase in cash                       300,800              13,900             26,900



Cash at beginning of year                                         331,600             317,700            290,800
                                                               ----------          ----------         ----------

Cash at end of year                                           $   632,400         $   331,600        $   317,700
                                                               ==========          ==========         ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the year for:
      Interest                                                $   851,500         $ 1,011,100        $   993,100
      Income taxes                                              1,630,900           1,119,800            940,800
                                                               ==========          ==========         ==========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1994, in connection with the acquisition of GemChem, Inc. (see note 11), as part of the purchase price, the Company issued 50,000 shares of its common stock with a fair value of $437,500.

On March 15, 1996, the Company distributed 233,058 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of February 29, 1996. As a result of the stock dividend, Common Stock was increased by $23,300, additional paid-in capital was increased by $2,190,800, and retained earnings was decreased by $2,214,100.

In December 1996, the Company completed the acquisition of an established product line from a large chemical manufacturer (see note 11). In connection with the acquisition, the Company recorded costs in excess of net assets acquired and other intangible assets in the amount of $4,662,000 in consideration of a minimum royalty obligation in the same amount.





   See summary of significant accounting policies and notes to consolidated financial statements.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           DECEMBER 31, 1996 AND 1995


Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufacturers and formulates chemicals for crops, human and animal protection. One of the Company's subsidiaries, GemChem, Inc. (see note 11), procures certain raw materials used in the Company's manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products. The consolidated financial statements include the accounts of American Vanguard Corporation ("Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets

Intangible assets resulting from business acquisitions (see note 11), consist of cost in excess of net assets (goodwill) acquired and other intangible assets, including customer lists, product registrations, trademarks and contracts. These intangible assets are being amortized on a straight-line basis over the period of an expected benefit of 15 years. Management has a policy to review intangible assets and other productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation or amortization) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

Revenue Recognition

Sales are recognized upon shipment of products or transfer of title to the customer.

Depreciation

Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments.

The fair value of the Company's long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximate respective carrying values.

Income Taxes

Income taxes have been provided using the asset and liability method in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes".

The asset and liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement bases and tax bases of assets and liabilities at the date of the financial statements using the provisions of the tax laws then in effect.

Per Share Information

Earnings per share amounts are computed based on the weighted average number of shares of common stock. Common stock equivalents, which consisted of options to purchase the Company's common stock, were anti-dilutive in 1996, 1995 and 1994. Earnings per share have been retroactively restated to reflect a 10% common stock dividend payable March 15, 1996 to common stockholders of record as of February 29, 1996.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company's adoption of this pronouncement did not have a material effect on its financial position or results of operations for the year ended December 31, 1996.

Statements of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS No. 123") issued by the FASB is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company's adoption of this pronouncement did not have a material effect on its financial position or results of operations for the year ended December 31, 1996.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 1996 and 1995 consists of the following:

                                                                                                   ESTIMATED
                                                                1996                1995          USEFUL LIVES
                                                                ----                ----          ------------
      Land                                                $ 2,382,600         $ 2,319,800
      Buildings and improvements                            3,812,300           3,539,900        10 to 30 years
      Machinery and equipment                              20,677,000          19,998,800         3 to 10 years
      Office furniture and fixtures                         1,031,400             971,800         3 to 10 years
      Automotive equipment                                    105,000             105,000         3 to  6 years
      Construction in progress                              1,203,500             825,000
                                                           ----------          ----------
                                                           29,211,800          27,760,300
      Less accumulated depreciation                        16,284,300          14,079,900
                                                           ----------          ----------

                                                          $12,927,500         $13,680,400
                                                           ==========          ==========

(2)   DEFERRED CHARGES

      During 1995, the Company capitalized $185,000 in deferred charges relating to certain Environmental Protection Agency study costs for a new product the Company began producing in October 1990. Amortization of these costs began in October 1990, and was provided by the units of production method over a period of five years through September 1995. Total study costs incurred and capitalized through September 1995 for this product approximated $5,812,500. See note 11 for composition of deferred charges as of December 31, 1996.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(3)   LONG-TERM DEBT

      Long-term debt of the Company at December 31, 1996 and 1995 is summarized as follows:

                                                                                        1996              1995
                                                                                        ----              ----
      Note payable, secured by certain real
            property, renewed and amended in
        September 1995, principal increased
        to $5,250,000, payable in 60 fixed
        monthly installments of $87,500
        commencing January 1, 1996,
           plus interest at prime plus .5%
           (prime was 8.25% at December 31, 1996),
           with remaining unpaid principal
           due December 1, 2000                                                    $ 4,112,500       $ 5,250,000
      Note payable, secured by certain
           real property, refinanced in August 1996,
           payable in 66 fixed monthly installments
           of $13,335, plus interest at prime plus .5%
           with remaining unpaid principal due
           February 1, 2002                                                          1,266,500         1,439,900
      Note payable, secured by certain
           real property, payable in 60 monthly
           principal and interest installments of $923
           with remaining unpaid principal due
           July 1, 2001, interest rate at 8.00%                                        94,900             -
      Obligations under capitalized
           leases (see note 6)                                                         59,700           115,200
                                                                                   ----------        ----------
                                                                                    5,533,600         6,805,100
Less current installments                                                           1,160,500         1,265,600
                                                                                   ----------        ----------

                                                                                  $ 4,373,100       $ 5,539,500
                                                                                   ==========        ==========

      Approximate principal payments on long-term debt mature as follows:

                          1997                              $1,160,500
                          1998                               1,225,600
                          1999                               1,214,200
                          2000                               1,214,600
                          2001                                 238,900
                          Thereafter                           479,800
                                                             ---------
                                                            $5,533,600
                                                             =========

(4)      NOTE PAYABLE TO BANK

         Under a credit agreement with a bank, the Company may borrow up to $15,500,000. The note bears interest at a rate of prime plus .25% (prime was 8.25% at December 31, 1996), which is payable monthly. Additionally, the Company, at its option, may pay a fixed rate offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on July 31, 1998. The Company had $8,500,000 available under this credit agreement as of December 31, 1996. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         income. The Company was in compliance with the financial covenants as of December 31, 1996. The balance outstanding at December 31, 1996 and 1995 was $7,000,000 and $3,900,000. The average amount outstanding during the years ended December 31, 1996 and 1995 was $4,423,500 and $6,526,200. The weighted average interest rate during the years ended December 31, 1996 and 1995 was 8.17% and 9.10%.

(5)      INCOME TAXES

         The components of income tax expense are:

                                                       1996                1995                1994
                                                       ----                ----                ----
Current:
           Federal                                $   936,400        $1,255,400          $  490,000
           State                                      285,200           539,800             (16,800)
           Other, primarily foreign                     1,200            18,600              10,100

Deferred:
           Federal                                   (134,000)          242,300            (138,500)
           State                                      (92,900)         (137,100)            (83,000)
                                                   ----------         ---------           ---------

                                                  $   995,900        $1,919,000          $  261,800
                                                   ==========         =========           =========

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

                                                       1996             1995              1994
                                                       ----             ----              ----
Computed tax provision at
 statutory Federal rates                          $   887,900        $1,714,600       $  497,900
Increase (decrease) in
 taxes resulting from:
   State taxes, net of
    Federal income tax
    benefit                                           144,000           300,600           30,400
   Refund of prior year
    State income taxes from
    utilization of net
    operating loss
    carryforward                                          -                 -           (145,900)
          Nondeductible expenses                       28,000            33,000           68,600
   Other                                                1,900            18,600           10,100
   Benefit of research and
    development and
           alternative minimum
           tax credits                                (65,900)         (147,800)        (199,300)
                                                   ----------         ---------        ---------
                                                  $   995,900        $1,919,000       $  261,800
                                                   ==========         =========        =========

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 1996 and 1995 relate to the following:


                                                                      1996                  1995
                                                                      ----                  ----
Plant and equipment, principally due
 to differences in depreciation and
 capitalized interest                                              $3,222,400            $3,405,300
Inventories, principally due to
 additional costs inventoried for
 tax purposes pursuant to the Tax
 Reform Act of 1986                                                  (285,300)             (150,300)
State income taxes                                                    (73,000)             (153,600)
Vacation pay accrual                                                  (94,300)              (92,400)
Accrual for product recall costs                                          -                 (70,200)
Accrual for railroad remediation                                      (60,200)                  -
Other                                                                 (14,000)              (16,300)
                                                                    ---------             ---------

   Net deferred income tax liability                               $2,695,600            $2,922,500
                                                                    =========             =========


         The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

(6)      LEASES

         The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

         Property, plant and equipment include the following leased property under capital leases by major classes:

          Machinery and equipment                           $241,800
          Office furniture and fixtures                      204,300
                                                             -------
                                                             446,100
          Less accumulated depreciation                      191,300
                                                             -------

                                                            $254,800
                                                             =======

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The following is a schedule of future minimum lease payments for capital leases as of December 31, 1996:

 Year ending December 31:

                                  1997                                       $ 51,300
                                  1998                                         11,900
                                                                             --------

     Total minimum lease payments                                              63,200

Less amount representing interest                                               3,500
                                                                              -------
     Present value of net minimum lease payments                             $ 59,700
                                                                              =======


(7)      LITIGATION AND ENVIRONMENTAL

         DBCP LAWSUITS

         A. California Matters

         In 1995 AMVAC settled twenty-three similar lawsuits filed between January 1990 and December 1994. The Plaintiffs in each matter were primarily water districts and municipalities that alleged property damage resulting from, among other things, the fact that each plaintiff's water supply had been contaminated by Dibromochloropropane ("DBCP"). On February 15, 1995, the Superior Court of California in San Francisco County approved this settlement as having been made in "good faith". The effect of the Superior Court's approval is to bar claims, arising from these pleadings, against AMVAC by other defendants (and other tortfeasors) for equitable comparative contribution and/or partial or comparative indemnity. AMVAC's portion of the settlement was $905,000.

         Subsequent to the settlements discussed above, two additional suits alleging property damage resulting from DBCP contamination of water supply were filed in the San Francisco Superior Court and served on
         AMVAC: City of Madera v. Shell Oil Co., et. al., and Malaga County Water District v. Shell Oil Co., et. al. A Settlement Conference was held on these two cases on December 18, 1996. At that time both cases were settled. AMVAC's contribution to Settlement of the Madera case is $3,500. AMVAC's contribution to the Malaga County Water District case is $6,500. The City of Madera and the Malaga Count Water District have accepted the respective settlements. Each Settlement is subject to the court approval as a good faith settlement.

         On February 18, 1997, AMVAC was served with a Complaint in the action filed in the San Francisco Superior Court entitled Sultana Community Services District v. Shell Oil Co., et.al. The Compliant alleges property damage resulting from DBCP contamination of water supply. This suit names as defendants Shell Oil Company, Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, Amvac Chemical Corporation, and Velsicol Chemical Company. As the suit has just been served none of the defendants have answered the complaint, accordingly formal discovery has not yet begun. It is currently impossible to

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         predict the outcome or the cost that will be involved in the defense of this matter.

         B.  Hawaiian Matter

         AMVAC and the Company were served with Complaints, on February 6, 1997 and March 5, 1997 respectively, in which each is named as a Defendant in the action filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co.,et.al. The Compliant alleges property damage resulting from DBCP contamination of the Board's water wells. As the suit has just been served none of the defendants have answered the complaint, accordingly formal discovery has not yet begun. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

         C.  Mississippi Matters

         On May 30,1996, AMVAC was served with five Complaints in which it is named as a Defendant. The cases are filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleges damages sustained from injuries caused by Plaintiff's exposure
         to DBCP while applying the product in their native countries.   These
         cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. Defendants are waiting for the Court's ruling on their Motion to Dismiss based on Forum Non Conveniens and Comity grounds and the Plaintiff's Motion to Remand the case to State court. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

         D.  Texas Matters

         i)      The Carcamo Case.

         AMVAC was served with a third-party first amended complaint by Dow Chemical Company which sought indemnity and contribution from AMVAC, Del Monte tropical Fruit Company, Del Monte Fresh Produce, N.A., Dead Sea Bromine Co. Ltd., Ameribrom Inc., Saint Lucia Banana Growers Association, Saint Vincent Banana Growers Association, Dominica Banana Growers Association, and Program Nacional de Banano, for any liability Dow Chemical Company may have under a complaint filed by Jorge Colindres Carcamo, et al. vs. Shell, Dow, et al. (the "Carcamo Case"). The Carcamo Case was heard in the United States District Court for the Southern District of Texas, Houston Division, and is an action originally filed in a Texas state court by a purported class of citizens from Honduras, Costa Rica, Guatemala, Nicaragua, Panama, Philippines, Dominica, and the Ivory Coast. These plaintiffs were banana workers and allege that they were exposed to DBCP while applying the product in their native countries. Approximately 15,000 plaintiffs have been named in this and the other suits hereinafter mentioned. On an October 27, 1996 Court Order the third party action against AMVAC was dismissed without prejudice as well as the Plaintiff's consolidated cases ordering these claims to be litigated in the foreign countries where the alleged injuries occurred subject to a number of conditions. The Court Order is on Appeal to the U.S. Court of Appeals for the Fifth District.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         ii) The Rodriguez Case.

         AMVAC was served with a third-party complaint on March 15, 1996 by Defendant Standard Fruit Company and Standard Steamship Company seeking indemnity and contribution from any liability it may have under a complaint entitled Ramon Rodriguez et. al. v. Shell Oil Company, et. al. (the "Rodriguez Case") filed in the District Court of Jim Hogg County, Texas. The underlying case alleges injuries caused by Plaintiffs' exposure to DBCP when they applied that pesticide at farms located in Central America, Ecuador and the Philippines. This Case was removed to the U.S. District Court for the Southern District of Texas, Larado Division, and then moved to the U.S. District Court for the Southern District of Texas, Houston Division. The Court dismissed the Plaintiff's case on December 20, 1996 ordering these claims to be litigated in the foreign countries where the alleged injuries occurred subject to a number of conditions. The Court Order is on Appeal to the U.S. Court of Appeals for the Fifth District.

         iii)  The Erazo Matter.

         AMVAC was joined by Shell Oil Company as a third party defendant in the case entitled Manuel Antonio Valderamos Erazo v. Shell Oil Co., et. al. that was filed in the 206th District Court, Hildago County, Texas. AMVAC was served in this matter on December 20, 1996; the same day which third party defendant Dead Sea Bromine Company, Ltd. and Bromine Compounds Ltd. removed the case to the U.S. District Court, Southern District of Texas, McAllen Division. The complaint alleges the plaintiff suffered damages as a result of exposure to DBCP while applying the product in his native country. AMVAC filed an answer in the Federal Court on February 3, 1997. The parties are waiting for the Court to rule on the Plaintiff's Motion to Remand to state court.

         E.  Insurance Coverage

         DBCP matters have been submitted to AMVAC's insurance carriers (including its excess insurers). AMVAC is in discussions with its insurer(s) over coverage issues.

         PHOSDRIN(R) LAWSUIT

         On September 21, 1995, AMVAC was served with a complaint filed in the Superior Court of King County, Washington on September 12, 1995 entitled Ricardo Ruiz Guzman, et. al. v. Amvac Chemical Corporation, et. al.(the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiffs farm workers' alleged injuries from their exposure to the pesticide Phosdrin(R). AMVAC is vigorously defending this matter. The parties are currently engaged in discovery which is anticipated to end in August of 1997. AMVAC has made a demand against its insurers for indemnity and defense of the Guzman Case. The insurer Lexington Insurance Company has thus far accepted the defense under a reservations of rights letter. AMVAC has expensed approximately $203,000 of its self-insured retention limit of $300,000 under its insurance policy.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         TRAIN DERAILMENTS

         A.    July 14, 1991; Dunsmuir, California:

         In August 1992, the Company settled all personal and economic injury claims asserted in a class action lawsuit arising from the July 14, 1991 derailment of a rail tank car leased by AMVAC. On March 14, 1995, the federal court approved the Consent Decree which the Company and the federal and state governments entered which settled litigation seeking to hold potentially responsible parties under various federal and state statutes responsible for the costs of studying and remediating the environmental consequences caused by the Sacramento Spill, and for damages to the Natural Resources. On January 5, 1996, the Court dismissed a third party's appeal of a court order dismissing their intervention which finally resolved the action.

         B.    February 1, 1996; Devore, California:

         On March 7, 1996, AMVAC was served with a Complaint in an action entitled Alvin Williams, Administrator of the Estate of Kevin Lewis Williams v. Burlington Northern Santa Fe Railway Company, et. al. (the "Williams Estate Case"). The Estate alleges pecuniary loss to family members in the amount of $ 20,000,000 and prays for other unspecified monetary relief. Other Defendants presently named in the suit are:
         Burlington Northern Santa Fe Railway Company, The Atchison, Topeka & Santa Fe Railway Company, UNOCAL, Rohm & Haas, and Westinghouse Corporation. At the time of this reporting AMVAC has been dismissed from the case based on Plaintiff's failure to file an amended pleading within twenty (20) calendar days from the Court's granting of AMVAC's demurrer to Plaintiff's third amended complaint based upon the Plaintiff's lack of standing to sue. Plaintiff's may file a motion for reinstatement of the case.

         The Company has made demand upon its insurers for indemnity from and defense of the Williams Estate Case. AMVAC's primary carrier has not yet responded but has cooperated with AMVAC in selecting counsel. AMVAC's excess carrier has issued a reservation of rights letter disclaiming responsibility for any exemplary and punitive damages awarded in the event of a judgment against AMVAC.

         NAA DATA TRADE SECRET

         On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 25, 1996, defendants Termilind and Inchema asserted counterclaims against
         AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortious interference, defamation, and breach of contract. Termilind and Inchema seek treble damages in the amount of $6 million for the antitrust claims, and compensatory damages in the amount of $4 million, together with punitive and exemplary damages. On November 1, 1996 AMVAC filed a demand for arbitration with the American Arbitration Association seeking approximately $8 million in compensation from Termilind. It is impossible to predict the outcome or the cost that will be involved with this matter.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



         RAILROAD SIDING

         As a result of inspections and sampling conducted by or at the direction of the California Department of Toxic Substances Control ("DTSC"), environmental contamination was detected at the railroad siding area located, in part, immediately adjacent to AMVAC's Commerce, California facility (the "Facility"). The railroad siding area is owned by Burlington Northern and Santa Fe Railway Company ("Santa Fe") and Union Pacific Railroad Company (" Union Pacific").

         In furtherance of addressing the railroad siding area under the Expediated Remedial Action Program ("ERAP"), during 1996 AMVAC conducted soil sampling to further define the nature and extent of impacted soils in the railroad siding area, and prepared and submitted for DTSC review and comment a draft risk assessment establishing remedial cleanup goals based on an assumption of continued industrial use of the railroad siding area. In 1996 and early 1997, AMVAC conducted additional soil sampling to assist it in further evaluating remedial alternatives for the area. The future costs associated with the remediation of the railroad siding area, which AMVAC believes could be significant, cannot be definitively determined until the final characterization of affected soils, determination of final cleanup standards, evaluation of remedial options are completed, and the DTSC approves a specific remedial action for the area. AMVAC currently anticipates that the foregoing will be completed by the close of the second quarter of 1997, and that remediation will commence in the third or fourth quarter of 1997.

         Also during 1996, DTSC conducted a Resource Conservation and Recovery Act ("RCRA") Facility Assessment ("RFA") at the Facility. The RFA was conducted pursuant to a federal requirement that DTSC conduct such RFAs at all RCRA permitted hazardous waste management facilities in California. The RFA identified that further investigation of environmental conditions at the Facility is necessary. The DTSC has advised AMVAC that AMVAC can conduct this further investigation, and any related remediation if required, under DTSC oversight using a phased approach under the ERAP, and AMVAC currently intends to do so.

         The Company has made claims against its insurance carriers for the remediation of the railroad siding. Costs expensed to date now exceed its $100,000 self-insured retention. The Company and its insurers are currently discussing the claim. There can be no assurance its insurers will provide coverage for the remediation.

(8)      EMPLOYEE DEFERRED COMPENSATION PLAN

         The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee's election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute an additional 15% of their salaries of which the Company will match 50% of the first 6% of the additional

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         contribution. The Company's contributions to the Plan amounted to approximately $196,600, $175,100 and $154,000 in 1996, 1995 and 1994.

(9)      MAJOR CUSTOMERS AND EXPORT SALES

         In 1996, there were two major customers that accounted for 33% and 10% of the Company's consolidated sales. The Company had sales to four major customers that accounted for 24%, 14%, 11%, and 10% of the Company's consolidated sales in 1995. In 1994, there were sales to one major customer that accounted for 27% of the Company's consolidated sales.

         Export sales were $3,535,500, $3,374,700 and $3,812,500 for 1996, 1995 and 1994.

(10)     ROYALTIES

         The Company has various royalty agreements in place extending through December 2003, some of which relate to the Company's acquisition of certain products. Royalty expenses were $416,900, $786,800 and $91,600 for 1996, 1995 and 1994.

(11)     BUSINESS ACQUISITIONS

         In December 1996, the Company completed the acquisition of an established product line from a large chemical manufacturer. The Company acquired all of the seller's existing product as of December 31, 1996 for an agreed upon value of $1,463,800 as well as intangible assets, including customer lists, existing contracts and product registrations and trademarks with an agreed upon value of $1,538,500. In consideration of the above, the Company has agreed to pay cash for the existing product, of which $750,000 had been paid as of December 31, 1996 with the remainder to be paid March 27, 1997, and has recorded a minimum obligation of $4,662,000. As a result of the above, the Company has recorded costs in excess of net assets acquired (goodwill) in the amount of $3,123,500. Pro forma financial statements are not presented since the financial position and results of operations of the product line acquired are not material in relation to the Company.

         In September 1991, the Company entered into an agreement with GemChem, Inc. ("GemChem"), a related party, to represent the Company as its sales representative. Eric G. Wintemute, the son of the Company's former President, Glenn A. Wintemute, owned an approximate one- third equity interest in GemChem.

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

(12)     COMMITMENTS

         In July 1994, the Company entered into consulting agreements with two former employees who are the current Co-Chairmen of the Company's Board of Directors. The agreements originally were set to expire in July 1999 and provided for total remuneration of $1,000,000 over the five year period to be paid to each former employee. In 1996, the consulting agreements were extended for an additional year through July 2000 with additional remuneration of $100,000 to be paid to each former employee. As part of the acquisition of GemChem, the Company entered into employment agreements with GemChem's former three officers and shareholders. The employment agreements commenced January 15, 1994 and expire January 14, 1998. The agreements provide for aggregate salaries of $390,000 per year. Annual increases shall be determined by the Board of Directors or its designee but shall not be less than the increase in an agreed upon cost of living index. The employment agreements with the former officers and shareholders of GemChem also provide for the issuance of stock options to purchase an aggregate of 70,000 shares of the Company's common stock. The options are exercisable at the rate of 25% per year commencing January 15, 1995. The exercise price is $10.00 per share. Unexercised options expire on April 15, 1998.

         The Company also has an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced September 16, 1996 and expires August 31, 1999. The employment agreement provides for an annual salary of $170,000. Annual increases are at the discretion of the Board of Directors but shall not be less than the increase in an agreed upon cost of living index.

         Amounts to be paid under the aforementioned consulting and employment agreements are summarized as follows:

                             Year ending
                             December 31,
                                  1997             $  919,900
                                  1998                458,600
                                  1999                326,900
                                  2000                108,300
                                                    ---------
                                                   $1,813,700
                                                    =========

         In July 1995, the Company entered into a noncancellable operating sublease for its corporate headquarters expiring in October 1999. The lease contains a provision to pass through to the Company the Company's pro rata share of the building's operating expenses commencing July 1, 1996 in excess of the amount passed through to the sublandlord during the first year of the sublease. Rent expense for the years ended December 31, 1996 and 1995 was $131,800 and $49,400. There was no rent

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         expense in 1994. Future minimum lease payments under the terms of the sublease are as follows:

                             Year ending
                             December 31,
                                  1997                      $131,800
                                  1998                       131,700
                                  1999                       109,800
                                                             -------

                                                            $373,300
                                                             =======

(13)     RESEARCH AND DEVELOPMENT

         Research and development expenses were $1,932,700, $3,717,400 and $5,544,000 for the years ended December 31, 1996, 1995 and 1994.

(14)     SUBSEQUENT EVENT

         On March 12, 1997, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend will be distributed on March 31, 1997 to stockholders of record as of March 20, 1997.

                               INDEX TO EXHIBITS

                                  ITEM 14(A)3


                                                                                                                     Page
                                                                                                                 Sequentially
                                                                                                                   Numbered
                                                                                                                 ------------
   2.1       Purchase and Sales Agreement dated November
             15, 1993, between Amvac Chemical Corporation
             and E.I. du Pont de Nemours and Company.(4)                                                               --

   3.1       Certificate of Incorporation of Registrant.(1)                                                            --

   3.2       Bylaws of Registrant (as amended as of January 14, 1993).(3)                                              --

   4.1       Specimen Certificate of Common Stock.(2)                                                                  --

  10.1       Indemnification Agreement dated January 6, 1993 between Registrant and each of its officers and
             directors.(3)                                                                                             --

  10.2       Line of Credit Agreement dated June 18, 1991, related amendments one through eight between the
             Registrant and Sanwa Bank California and related Security Agreement.(3)                                   --

  10.3       Line of Credit Agreement dated April 30,
             1993, and related amendments, between the
             Registrant and Sanwa Bank California and
             related Security Agreement.(5)                                                                            --

  10.4       Line of Credit Agreement dated April 14, 1994, and related amendments, between the Registrant and
             Sanwa Bank California and related Security Agreement.(6)                                                  --

  10.5       Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.(6)                      --

  10.6       Employment Agreement between American Vanguard Corporation and Alfred J. Moskal.(6)                       --

  10.7       Employment Agreement between American Vanguard Corporation and Robert F. Gilbane.(6)                      --

  10.8       Agreement and General Release between American Vanguard Corporation and Herbert A. Kraft.(6)           --

  10.9       Agreement and General Release between American Vanguard Corporation and Glenn A. Wintemute.(6)         --

  10.10      American Vanguard Corporation
             1994 Stock Incentive Plan.(7)                                                                          --

  10.11      Amended and Restated Credit Agreement
             dated September 12, 1995, and related
             documents between the Registrant and
             Sanwa Bank California.(8)                                                                              --

  21.        List of Subsidiaries of Registrant.                                                                    63


  27.        Financial Data Schedule                                                                                64


______________________

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

(8) Incorporated by reference as an Exhibit to Registrant's Form 10-K filed March 28, 1996.