Form 10-Q
period 1997-03-31
AMERICAN VANGUARD CORP
filed 1997-05-15
CIK 5981

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ___________ TO__________

       COMMISSION FILE NUMBER 0-6354


                         AMERICAN VANGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             95-2588080
       -------------------------------           ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
        Incorporation or organization)           Identification Number)


4695 MacArthur Court, Newport Beach, California               92660
-----------------------------------------------             ----------
(Address of principal executive offices)                    (Zip Code)

                                 (714) 260-1200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                   ----     ----

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

     Common Stock, $.10 Par Value -- 2,507,829 shares as of March 31, 1997

                         AMERICAN VANGUARD CORPORATION


                                     INDEX




                                                                    Page Number
                                                                    -----------
PART I - FINANCIAL INFORMATION

       Item 1.

          Financial Statements:

              Consolidated Statements of Operations
                 for the three months ended
                 March 31, 1997 and 1996                                    1

              Consolidated Balance Sheets
                 as of March 31, 1997, and
                 December 31, 1996                                          2

              Consolidated Statements of Cash Flows
                 for the three months ended
                 March 31, 1997 and 1996                                    4

              Notes to Consolidated Financial Statements                    6

       Item 2.

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8

PART II - OTHER INFORMATION                                                11

SIGNATURE PAGE                                                             12

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                         For the three months
                                                                            ended March 31
                                                                      ----------------------------
                                                                      1997                    1996
                                                                      ----                    ----
Net sales                                                         $10,583,600             $10,421,100
Cost of sales                                                       6,431,800               6,248,000
                                                                  -----------             -----------

         Gross profit                                               4,151,800               4,173,100

Operating expenses                                                  3,881,000               3,356,900
                                                                  -----------             -----------

         Operating income                                             270,800                 816,200

Interest expense                                                     (355,700)               (260,900)
Interest income                                                         4,700                   2,200
                                                                  -----------             -----------

         Income (loss) before income tax                              (80,200)                557,500

Income tax (expense) benefit                                           24,100                (223,000)
                                                                  -----------             -----------

         Net income (loss)                                        $   (56,100)            $   334,500
                                                                  ===========             ===========




Net income (loss) per common share                                $      (.02)            $       .13
                                                                  ===========             ===========



Weighted average number
  of shares outstanding                                             2,507,829               2,522,079
                                                                  ===========             ===========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------


                                            March 31,          December 31,
                                              1997                 1996
                                          ------------         ------------
                                           (Unaudited)            (Note)
Current assets:
 Cash                                     $   342,000           $   632,400


 Receivables:
    Trade                                  18,328,400            16,529,900
    Other                                     110,300               198,800
                                          -----------           -----------
                                           18,438,700            16,728,700
                                          -----------           -----------


 Inventories                               14,758,400            11,350,300
 Prepaid expenses                           1,156,200               653,600
                                          -----------           -----------


         Total current assets              34,695,300            29,365,000



Property, plant and
 equipment, net                            12,713,900            12,927,500


Land held for development                     210,800               210,800


Cost in excess of assets
 acquired, net                              3,471,800             3,532,200

Deferred charges, net                       1,630,800             1,660,100


Other assets                                  301,800               332,700
                                          -----------           -----------


                                          $53,024,400           $48,028,300
                                          ===========           ===========





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               March 31,          December 31,
                                                 1997                 1996
                                             ------------         ------------
                                              (Unaudited)           (Note)
Current liabilities:
 Current installments of
  long-term debt                             $ 1,253,600          $ 1,160,500
 Accounts payable                              4,200,600            3,002,300
 Accrued expenses                              2,236,100            4,750,600
 Accrued royalty obligation-
  current portion                              1,600,000            1,600,000
 Income taxes payable                            119,000              946,200
 Legal settlements payable                        52,500               52,500
                                             -----------          -----------

        Total current liabilities              9,461,800           11,512,100

Notes payable to bank                         14,564,000            7,000,000
Long-term debt, excluding
 current installments                          4,062,000            4,373,100
Accrued royalty obligation-
 excluding current portion                     3,062,000            3,062,000
Deferred income taxes                          2,695,600            2,695,600
                                             -----------          -----------

        Total liabilities                     33,845,400           28,642,800
                                             -----------          -----------

Stockholders' Equity:
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                                 -                    -
 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; issued 2,564,429
  shares                                         256,400              256,400

 Additional paid-in capital                    3,879,000            3,879,000
 Retained earnings                            15,402,500           15,609,000
                                             -----------          -----------
                                              19,537,900           19,744,400
 Treasury stock at cost
  (56,600 shares)                                358,900              358,900
                                             -----------          -----------

        Total stockholders' equity            19,179,000           19,385,500
                                             -----------          -----------

                                             $53,024,400          $48,028,300
                                             ===========          ===========

 Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date (Note 1).





                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

                                                   1997              1996
                                                   ----              ----
Increase (decrease) in cash

Cash flows from operating activities:
   Net income (loss)                          $    (56,100)     $    334,500
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization               678,500           586,900
       Changes in assets and liabilities
         associated with operations:
           Decrease (increase) in
             receivables                        (1,710,000)        3,066,700
           Increase in inventories              (3,408,100)         (865,200)
           Decrease (increase) in
             prepaid expenses                     (502,600)           89,600
           Increase (decrease) in
             accounts payable                    1,198,300          (795,400)
           Decrease in other payables
             and accrued expenses               (3,341,700)       (2,036,300)
                                              ------------      ------------

                 Net cash provided by
                   (used in) operating
                   activities                   (7,141,700)          380,800
                                              ------------      ------------

Cash flows from investing activities:
   Capital expenditures                           (340,000)          (86,500)
   Increase in deferred charges                     (1,600)                -
   Net increase in other noncurrent
     assets                                         (2,700)          (13,700)
                                              ------------      ------------

                 Net cash used in
                   investing activities           (344,300)         (100,200)
                                              ------------      ------------




                                  (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

                                              1997              1996
                                              ----              ----
Cash flows from financing activities:
  Net additions under lines of credit
    agreements                            $ 7,564,000       $   300,000
  Principal payments on long-term debt       (218,000)         (303,700)
  Payment of cash dividends                  (150,400)         (138,000)
                                          -----------       -----------

                 Net cash provided by
                   (used in) financing
                   activities               7,195,600          (141,700)
                                          -----------       -----------

                 Net increase (decrease)
                   in cash                   (290,400)          138,900

Cash at beginning of year                     632,400           331,600
                                          -----------       -----------

Cash at end of period                     $   342,000       $   470,500
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       Inventories - The components of inventories consist of the following:

                                     March 31,              December 31,
                                       1997                    1996
                                   -----------              ------------
         Finished products         $11,441,000              $ 8,108,800
         Raw materials               3,317,400                3,241,500
                                   -----------              -----------

                                   $14,758,400              $11,350,300
                                   ===========              ===========

3. Property, plant and equipment at March 31, 1997 and December 31, 1996, consists of the following:

                                            March 31,      December 31,
                                              1997             1996
                                            ---------      ------------
         Land                              $ 2,382,600      $ 2,382,600
         Buildings and improvements          3,816,400        3,812,300
         Machinery and equipment            20,710,700       20,677,000
         Office furniture and fixtures       1,062,600        1,031,400
         Automotive equipment                  105,000          105,000
         Construction in progress            1,474,500        1,203,500
                                           -----------      -----------
                                            29,551,800       29,211,800
         Less accumulated depreciation      16,837,900       16,284,300
                                           -----------      -----------

                                           $12,713,900      $12,927,500
                                           ===========      ===========



                See notes to consolidated financial statements.

4. On March 12, 1997, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was paid on March 31, 1997 to stockholders of record as of March 20, 1997.

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

6. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 1997, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31:

Net sales increased $162,500 or 1.5% to $10,583,600 for the quarter ended March 31, 1997 from $10,421,100 for the same period in 1996.

Gross profits of $4,151,800 for the three months ended March 31, 1997 remained virtually unchanged as compared to $4,173,100 for the same period in 1996. The gross profit percentage decreased by 1% from 40% for the quarter ended March 31, 1996 to 39% for the quarter ended September 30, 1997. Although several product groups experienced minor declines during the quarter ended March 31, 1997, sales of Metam Sodium products increased significantly thereby offsetting the declines in other product groups and pushing first quarter sales to the record high level of $10,583,600. The increase in sales of Metam Sodium products was primarily attributable to the acquisition in December 1996 (from Zeneca, Inc.) of the rights to manufacture and sell the Vapam(R) label of Metam Sodium products. Despite the higher sales in the first quarter of 1997, the gross profit declined slightly primarily as a result of competitive pricing pressures in the Metam Sodium market.

Operating expenses, which are net of other income, increased by $524,100 to $3,881,000 for the quarter ended March 31, 1997 as compared to $3,356,900 for the same period in 1996.

The differences in operating expenses by specific departmental costs are as follows:

         o Selling and regulatory expenses remained relatively constant with a minor increase of $10,300 to $1,118,300 from $1,108,000 for the prior year first quarter. The Company, to support and grow the Vapam(R) product line, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. The costs of these investments were offset by a decline of certain other variable selling costs in the quarter ended March 31, 1997 when compared to the same period in 1996.

         o General and administrative expenses increased $177,100 to $989,200 from $812,100 for the first quarter of 1996 primarily due to the commencement of amortization of intangible assets acquired in connection with the acquisition of Vapam(R) (from Zeneca, Inc.) in the amount of $78,800 and the recognition of $91,300 in expenses in connection with the hiring of an executive officer of AMVAC during the fourth quarter of 1996.

         o Research and development expenses increased by $217,400 to $896,400 over the prior year first quarter level of $679,000 primarily due to an increase in costs incurred to generate scientific data related to registration of the Company's products.

         o Shipping and receiving costs increased by $119,300 to $877,100 from $757,800 for the first quarter of 1996 primarily due to increased freight, storage and rail car fleet expenses incurred in connection with the increased activity in the Metam Sodium product group.

Interest costs were $355,700 during the three months ended March 31, 1997 as compared to $260,900 for the same period in 1996. The average level of borrowing under the Company's lines of credit was approximately $11,647,400 for the first quarter of 1997 as compared to $5,350,500 for the same period in 1996. The average level of other long-term debt was $5,424,600 for the first quarter of 1997 as compared to $6,653,300 for the same period in 1996. On a combined basis the Company's average debt for the first quarter of 1997 was $17,072,000 as compared to $12,003,800 for the first quarter of 1996. While interest rates have remained fairly stable since the first quarter of 1996, the increase in combined average debt of $5,068,200 is the reason for the increase in interest expense in the first quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1997 was $25,233,500 reflecting an increase of $7,380,600 over working capital of $17,852,900 at December 31, 1996. The Company's cash used in operations was $7,141,700 for the first quarter of 1997 driven primarily by an increase in accounts receivable of $1,710,000 as a result of sales with extended terms, an increase in inventories of $3,408,100 to meet forecasted sales and payments of accrued rebates, royalties income taxes and other accruals of $3,341,700 offset partially by depreciation and amortization of $678,500 and an increase in accounts payable of $1,198,300. The remaining cash used in operations was funded by an increase in debt under the Company's lines of credit in the amount of $7,564,000. Additionally, the Company declared and paid cash dividends of $150,400 during the first quarter of 1997 and made capital improvements of $340,000.

The Company had $2,400,000 in availability under its fully-secured $15,500,000 revolving line of credit as of March 31, 1997, a decrease of $6,100,000 from the amount available as of December 31, 1996. The Company had $3,536,000 in availability under its fully-secured $5,000,000 long-term acquisition line of credit as of March 31, 1997. No amounts had been borrowed under the acquisition line of credit as of December 31, 1996. The Company made principal payments on its other long-term debt and capital leases of $218,000 during the quarter ended March 31, 1997.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMERICAN VANGUARD CORPORATION



Dated:  May 13, 1997                       By:  /s/ ERIC G. WINTEMUTE
                                                -----------------------------
                                                Eric G. Wintemute
                                                President, Chief Executive
                                                Officer and Director



Dated:  May 13, 1997                       By:  /s/ J. A. BARRY
                                                -----------------------------
                                                J. A. Barry
                                                Vice President
                                                Chief Financial Officer