Form 10-Q
period 1997-06-30
AMERICAN VANGUARD CORP
filed 1997-08-14
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM______TO______


                          COMMISSION FILE NUMBER 0-6354

                          AMERICAN VANGUARD CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     95-2588080
         -------------------------------                  ---------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         Incorporation or organization)                   Identification Number)

4695 MacArthur Court, Newport Beach, California                   92660
-----------------------------------------------                   -----
     (Address of principal executive offices)                   (Zip Code)

                                 (714) 260-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.10 Par Value -- 2,507,829 shares as of June 30, 1997.

                          AMERICAN VANGUARD CORPORATION


                                      INDEX


                                                                      Page Number
                                                                      -----------
PART I - FINANCIAL INFORMATION

    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and six months ended
          June 30, 1997 and 1996                                         1

        Consolidated Balance Sheets
          as of June 30, 1997 and
          December 31, 1996                                              2

        Consolidated Statements of Cash Flows
          for the six months ended
          June 30, 1997 and 1996                                         4

        Notes to Consolidated Financial
          Statements                                                     6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                                    8

PART II - OTHER INFORMATION                                             15

SIGNATURE PAGE                                                          16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                   For the three months                  For the six months
                                       ended June 30                        ended June 30
                               ------------------------------      ------------------------------
                                   1997              1996              1997              1996
                               ------------      ------------      ------------      ------------
Net sales                      $ 15,962,700      $  9,892,000      $ 26,546,300      $ 20,313,100
Cost of sales                     8,625,600         6,645,900        15,057,400        12,893,900
                               ------------      ------------      ------------      ------------
      Gross profit                7,337,100         3,246,100        11,488,900         7,419,200

Operating expenses                5,757,400         3,020,600         9,638,400         6,377,500
                               ------------      ------------      ------------      ------------
      Operating income            1,579,700           225,500         1,850,500         1,041,700

Interest expense                   (430,700)         (196,000)         (786,400)         (456,900)
Interest income                       2,200             2,200             6,900             4,400
                               ------------      ------------      ------------      ------------
      Income before
        income tax expense        1,151,200            31,700         1,071,000           589,200

Income tax expense                 (463,100)          (16,200)         (439,000)         (239,200)
                               ------------      ------------      ------------      ------------
      Net income               $    688,100      $     15,500      $    632,000      $    350,000
                               ============      ============      ============      ============
Per share information:

      Net income               $        .27      $        .01      $        .25      $        .14
                               ============      ============      ============      ============

Weighted average number
        of shares                 2,507,829         2,522,079         2,507,829         2,522,079
                               ============      ============      ============      ============


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                          June 30,         Dec. 31,
   ASSETS (NOTE 6)                          1997             1996
                                         (Unaudited)        (Note)
                                         -----------      -----------
Current assets:
 Cash                                    $ 1,650,100      $   632,400

 Receivables:
  Trade                                   17,022,600       16,529,900
  Other                                      165,900          198,800
                                         -----------      -----------
                                          17,188,500       16,728,700
                                         -----------      -----------

 Inventories (note 2)                     17,422,600       11,350,300
 Prepaid expenses                          1,022,200          653,600
                                         -----------      -----------
               Total current assets       37,283,400       29,365,000

Property, plant and
 equipment, net (note 3)                  12,676,800       12,927,500

Land held for development                    210,800          210,800

Cost in excess of assets
 acquired, net                             3,411,400        3,532,200

Deferred charges, net                      1,599,400        1,660,100

Other assets                                 277,400          332,700
                                         -----------      -----------
                                         $55,459,200      $48,028,300
                                         ===========      ===========

                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                               June 30,          Dec. 31,
                                                 1997              1996
                                              -----------      -----------
                                              (Unaudited)         (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of
  long-term debt                              $ 1,254,000      $ 1,160,500
 Accounts payable                               5,818,000        3,002,300
 Accrued expenses                               2,520,500        4,750,600
 Accrued royalty obligation
  current portion                               1,600,000        1,600,000
 Income taxes payable                             419,600          946,200
 Legal settlements payable                         52,500           52,500
                                              -----------      -----------
              Total current liabilities        11,664,600       11,512,100

Note payable to bank                           14,464,000        7,000,000
Long-term debt, excluding
 current installments                           3,705,900        4,373,100
Accrued royalty obligation,
 excluding current portion                      3,062,000        3,062,000
Deferred income taxes                           2,695,600        2,695,600
                                              -----------      -----------
              Total liabilities                35,592,100       28,642,800
                                              -----------      -----------

Stockholders' Equity: (note 4)
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                                  --               --

 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; 2,564,429
  shares issued                                   256,400          256,400

 Additional paid-in
  capital                                       3,879,000        3,879,000
 Retained earnings                             16,090,600       15,609,000
                                              -----------      -----------
                                               20,226,000       19,744,400
 Treasury stock at cost
  (56,600 shares)                                (358,900)        (358,900)
                                              -----------      -----------
              Total stockholders' equity       19,867,100       19,385,500
                                              -----------      -----------
                                              $55,459,200      $48,028,300
                                              ===========      ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date (Note 1).

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                                                         1997              1996
                                                     -----------       -----------
Increase (decrease) in cash

Cash flows from operating activities:
  Net income                                         $   632,000       $   350,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                    1,353,800         1,171,300
      Changes in assets and liabilities
        associated with operations:
          Decrease (increase) in receivables            (459,800)        5,111,600
          Increase in inventories                     (6,072,300)       (2,158,000)
          Decrease (increase) in
               prepaid expenses                         (368,600)            6,300
          Increase (decrease) in
               accounts payable                        2,815,700        (1,194,800)
          Decrease in other payables
            and accrued expenses                      (2,756,700)       (2,986,700)
                                                     -----------       -----------
                 Net cash provided by (used in)
                   operating activities               (4,855,900)          299,700
                                                     -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                  (856,700)         (449,200)
  Increase in deferred charges                            (1,600)               --
  Net increase in other
    noncurrent assets                                     (8,000)          (13,700)
                                                     -----------       -----------
                 Net cash used in
                   investing activities                 (866,300)         (462,900)
                                                     -----------       -----------


                                   (Continued)


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)


                                                    1997              1996
                                                -----------       -----------
Increase (decrease) in cash

Cash flows from financing activities:
  Net borrowings under line of
    credit agreement                            $ 7,464,000       $   800,000
  Increase in long-term debt                         47,300            96,600
  Principal payments on long-term debt             (621,000)         (633,000)
  Payment of cash dividends                        (150,400)         (138,000)
                                                -----------       -----------
                 Net cash provided by
                      financing activities        6,739,900           125,600
                                                -----------       -----------
                 Net increase (decrease)
                      in cash                     1,017,700           (37,600)

Cash at beginning of year                           632,400           331,600
                                                -----------       -----------
Cash as of June 30                              $ 1,650,100       $   294,000
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

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Inventories - The components of inventories consist of the following:

                                         June 30, 1997    December 31, 1996
                                         -------------    -----------------
        Finished products                 $13,576,600        $ 8,108,800
        Raw materials                       3,846,000          3,241,500
                                          -----------        -----------
                                          $17,422,600        $11,350,300
                                          ===========        ===========

3. Property, plant and equipment at June 30, 1997 and December 31, 1996, consists of the following:

                                              June 30,       December 31,
                                                1997            1996
                                            -----------      -----------
        Land                                $ 2,382,600      $ 2,382,600
        Buildings and improvements            3,820,100        3,812,300
        Machinery and equipment              20,771,400       20,677,000
        Office furniture and fixtures         1,094,000        1,031,400
        Automotive equipment                    105,000          105,000
        Construction in progress              1,895,400        1,203,500
                                            -----------      -----------
                                             30,068,500       29,211,800
        Less accumulated depreciation        17,391,700       16,284,300
                                            -----------      -----------
                                            $12,676,800      $12,927,500
                                            ===========      ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

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

6. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in Note 1, for further information, refer to the consolidated financial statements and footnotes, thereto (specifically Note 4) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 1997, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30:

The Company reported net income of $688,100 or $.27 per share for the second quarter ended June 30, 1997 as compared to net income of $15,500 or $.01 per share for the same period in 1996. Net sales increased $6,070,700 or 61% to $15,962,700 for the quarter ended June 30, 1997 from $9,892,000 for the same period in 1996. The reason for the significant increase is the strong performance of the AMVAC product lines, particularly sales of Bidrin(R), Metam Sodium and Mevinphos products. Bidrin(R) sales increased approximately $3,000,000 in the second quarter of 1997 as compared to the same period in 1996. Sales of the Company's products which are used primarily in the cotton market (particularly Bidrin(R)), in the second quarter of 1996, were adversely affected due to weather conditions in the Southeastern United States which affected pest populations. Sales of Bidrin(R) were not negatively affected by weather conditions in the second quarter of 1997. Metam Sodium sales increased approximately $750,000 due to the impact of the acquisition of the Vapam(R) product line in December 1996. Mevinphos sales increased approximately $1,350,000 during the quarter ended June 30, 1997. Sales of Mevinphos, which is only sold in the export market, increased as a result of a concerted effort by the Company to expand sales in foreign markets.

Gross profits increased $4,091,000 to $7,337,100 for the three months ended June 30, 1997 from $3,246,100 for the same period in 1996. The gross profit margin improved from 33% for the quarter ended June 30, 1996 to 46% for the quarter ended June 30, 1997. The increase is partially due to the higher sales volume which has a proportionately greater impact on gross profit as costs of sales do not necessarily increase at the same level as a result of relatively constant fixed overhead levels. The change in the gross profit was also favorably affected by changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased by $2,736,800 to $5,757,400 for the quarter ended June 30, 1997 as compared to $3,020,600 for the same period in 1996.

The differences in operating expenses by specific departmental costs are as follows:

        - Selling and regulatory expenses increased by $1,506,200. The Company, to support and grow the Vapam(R)product line, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. These investments accounted for approximately $434,000 of the increase in selling and regulatory expenses. The balance of the increase was due primarily to increased variable selling expenses (such as rebates and royalties) that relate directly to the increase in sales levels for the quarter ended June 30, 1997 as compared to the same period in 1996.

        - General and administrative expenses increased $984,400 over the second quarter of 1996. The increase was primarily attributable to an increase in legal fees of approximately $562,000. Most of this increase, $468,000, was incurred in legal actions in which the Company was the plaintiff. General and administrative expenses also increased in 1997 due to the amortization of goodwill purchased in connection with the acquisition of the Vapam(R) product line in December 1996 in the amount of $81,400. Increases in (i) expenses incurred in connection with the hiring of an executive officer during the fourth quarter of 1996, (ii) temporary personnel expenses as a result of the growth of the Company, (iii) payroll and payroll related items, and (iv) environmental consulting related expenses, accounted for the balance of the increase in general and administrative expenses.

        - Research and development expenses increased by $96,000 primarily due to an increase in costs incurred to generate scientific data related to registration of the Company's products. This increase is primarily attributable to an increase in research and development costs in connection with DDVP products of $222,100 and Mevinphos products of $101,000 offset by reductions in research and development costs in connection with NAA products of $157,600 and Bidrin(R) products of $82,100.

        - Shipping and receiving costs increased by $150,200 in the second quarter of 1997 which was primarily due to increased costs of approximately $211,000 in connection with additional storage facilities and rail cars leased related to the acquisition of the Vapam(R) product line in December 1996 offset by reductions in freight costs as a result of reduced product transfers to warehousing facilities of approximately $62,000.

Interest costs were $430,700 during the three months ended June 30, 1997 as compared to $196,000 for the same period in 1996. The average level of borrowing under the Company's lines of credit was approximately $14,897,000 for the second quarter of 1997 as compared to $3,525,000 for the same period in 1996. The average level of other long-term debt was $5,118,000 for the second quarter of 1997 as compared to $6,365,000 for the same period in 1996. On a combined basis, the Company's average debt for the second quarter of 1997 was $20,015,000 as compared to $9,890,000 for the second quarter of 1996. The significantly higher average debt levels accompanied by relatively stable interest rates in the second quarter of 1997 as compared to the second quarter of 1996 account for the significant increase in interest costs in 1997.

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

SIX MONTHS ENDED JUNE 30:

The Company reported net income of $632,000 or $.25 per share for the six month period ended June 30, 1997 as compared to net income of $350,000 or $.14 per share for the same period in 1996. Net sales increased $6,233,200 or 31% to $26,546,300 for the six months ended June 30, 1997 from $20,313,100 for the same period in 1996. Virtually all of this increase occurred during the second quarter of 1997. As described above, the increase was primarily attributable to greater sales of Bidrin(R), Metam Sodium and Mevinphos products.

Gross profits increased $4,069,700 to $11,488,900 for the first six months of 1997 from $7,419,200 for the same period in 1996. The gross profit margin for the first six months of 1997 improved to 43% as compared to 36.5% for the first six months of 1996. As described above, the greater sales volume and the product mix of sales in the second quarter of 1997 helped boost the gross profit margin on a year-to-date basis.

Operating expenses increased by $3,260,900 to $9,638,400 for the first six months of 1997 from $6,377,500 for the same period in 1996.

The differences in operating expenses by specific departmental costs are as follows:

        - Selling and regulatory expenses increased $1,516,500 during the six months ended June 30, 1997, essentially all of the increase occurring in the second quarter, due to the factors described above for the three months ended June 30.

        - General and administrative expenses increased $1,161,500 in the first six months of 1997. The increase was primarily attributable to an increase in legal fees of approximately $594,800. Most of this increase, $549,700, was incurred in legal actions in which the Company was the plaintiff. General and administrative expenses also increased in 1997 due to the amortization of goodwill purchased in connection with the acquisition of the

                  Vapam(R) product line in December 1996 in the amount of $160,100. Increases in (i) expenses incurred in connection with the hiring of an executive officer during the fourth quarter of 1996, (ii) temporary personnel expenses as a result of the growth of the Company, and (iii) increases in other payroll and payroll related items, accounted for the balance of the increase in general and administrative expenses.

        - Research and development expenses increased by $313,400 during the six months ended June 30, 1997 primarily due to an increase in costs incurred to generate scientific data related to registration of the Company's products. This increase is primarily attributable to an increase in research and development costs in connection with DDVP products of $533,100 and Mevinphos products of $141,000 offset by reductions in research and development costs in connection with NAA products of $235,800 and Bidrin(R) products of $149,400.

        - Shipping and receiving costs increased by $269,500 during the six months ended June 30, 1997 which was primarily due to increased costs of approximately $319,600 in connection with additional storage facilities and rail cars leased related to the acquisition of the Vapam(R)product line in December 1996 offset by reductions in freight costs as a result of reduced product transfers to warehousing facilities of approximately $76,600.

Interest costs were $786,400 during the six months ended June 30, 1997 as compared to $456,900 for the same period in 1996. The average level of borrowing under the Company's lines of credit was $13,054,100 for the first half of 1997 as compared to $4,457,000 for the same period in 1996. The average level of other long-term debt was $5,225,200 for the six months ended June 30, 1997 as compared to $6,502,000 for the same period in 1996. On a combined basis, the Company's average debt for the six months ended June 30, 1997 was $18,279,300 as compared to $10,959,000 for the first six months of 1996. The significantly higher average debt levels accompanied by relatively stable interest rates in the second quarter of 1997 as compared to the second quarter of 1996 account for the significant increase in interest costs in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $25,618,800 at June 30, 1997 reflecting an increase of $7,765,900 over working capital of $17,852,900 at December 31, 1996. The increase in working capital was primarily due to the build up of inventories during the first half of 1997. Inventories increased $6,072,300 in order to meet anticipated demand during the second half of 1997. Also contributing to the increase in working capital was an increase in cash of $1,017,700, an increase in accounts receivable of $459,800 and an increase in prepaid expenses of $368,300. The increase in working capital was primarily funded by increased borrowings under the Company's long-term lines of credit in the amount of $7,464,000. Those funds, along with cash flows of $632,000 generated by net income and $1,353,800 generated by depreciation and amortization, not only funded the increase in working capital, but also funded payments of other long term debt and capital leases in the amount of $621,000, capital expenditures of $856,700 and cash dividends of $150,400.

The Company had $2,500,000 in availability under its fully secured $15,500,000 long term line of credit as of June 30, 1997, a decrease of $6,000,000 from the amount available as of December 31, 1996. The Company had $3,536,000 in availability under its fully-secured $5,000,000 long-term acquisition line of credit as of June 30, 1997. No amounts had been borrowed under the acquisition line of credit as of December 31, 1996.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

The Company, from time to time, may discuss forward-looking information. Except for the historical information contained in this report, all forward-looking statements are estimates by the Company's management and are subject to various risks and uncertainties that may cause results to differ from management's current expectations. Such factors include weather conditions, changes in regulatory policy and other risks as detailed from time to time in the Company's SEC reports and filings. All forward-looking statements, if any, in this report represent the Company's judgment as of the date of this report. The Company disclaims, however, any intent or obligation to update forward-looking statements.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders was held on June 19, 1997.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN VANGUARD CORPORATION



Dated:  August 13, 1997                By: /s/ J. A. Barry
                                           ------------------------
                                           J. A. Barry
                                           Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Director