Form 10-Q
period 1997-09-30
AMERICAN VANGUARD CORP
filed 1997-11-13
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
          30, 1997

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             --------  --------
     COMMISSION FILE NUMBER 0-6354

                          AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             95-2588080
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                           Identification Number)

4695 MacArthur Court, Newport Beach, California                         92660
-----------------------------------------------                         -----
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

   Common Stock, $.10 Par Value -- 2,507,829 shares as of September 30, 1997.

                          AMERICAN VANGUARD CORPORATION

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                    Page Number
                                                  -----------
    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 1997 and 1996                           1

        Consolidated Balance Sheets
          as of September 30, 1997 and
          December 31, 1996                                     2

        Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 1997 and 1996                           4

        Notes to Consolidated Financial
          Statements                                            6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                            8

PART II - OTHER INFORMATION                                    15

SIGNATURE PAGE                                                 16

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                For the three months       For the nine months
                                 ended September 30        ended September 30
                             ------------------------   ------------------------
                                 1997         1996          1997         1996
                                 ----         ----          ----         ----
Net sales                    $16,586,800  $ 9,094,300   $43,133,100  $29,407,400
Cost of sales                 11,305,700    5,401,800    26,363,100   18,295,700
                              ----------   ----------    ----------   ----------

    Gross profit               5,281,100    3,692,500    16,770,000   11,111,700


Operating expenses             5,376,700    3,419,900    15,015,100    9,797,400
                              ----------   ----------    ----------   ----------

    Operating income (loss)      (95,600)     272,600     1,754,900    1,314,300

Interest expense                (444,500)    (230,400)   (1,230,900)    (687,300)
Interest income                    2,400        2,200         9,300        6,600
                              ----------   ----------    ----------   ----------

    Income (loss) before
      income taxes              (537,700)      44,400       533,300      633,600


Income taxes benefit
  (expense)                      215,100      (17,800)     (223,900)    (257,000)
                              ----------   ----------    ----------   ----------

    Net income (loss)         $ (322,600) $    26,600   $   309,400  $   376,600
                              ==========   ==========    ==========   ==========

    Net income (loss) per
       share                  $     (.13) $       .01   $       .12  $       .15
                              ==========   ==========    ==========   ==========

Weighted average number
      of shares                2,507,829    2,521,862     2,507,829    2,522,006
                              ==========   ==========    ==========   ==========

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                      September 30,     Dec. 31,
ASSETS (NOTE 6)                           1997            1996
                                        --------         ------
                                       (Unaudited)       (Note)
Current assets:
 Cash                                  $   591,200     $   632,400

 Receivables:
  Trade                                 20,766,900      16,529,900
  Other                                    180,800         198,800
                                       -----------     -----------
                                        20,947,700      16,728,700
                                       -----------     -----------

 Inventories (note 2)                   16,072,300      11,350,300
 Prepaid expenses                        1,027,000         653,600
                                       -----------     -----------

              Total current assets      38,638,200      29,365,000

Property, plant and
 equipment, net (note 3)                12,928,500      12,927,500

Land held for development                  210,800         210,800

Cost in excess of assets
 acquired, net                           3,351,000       3,532,200

Deferred charges, net                    1,569,600       1,660,100

Other assets                               256,600         332,700
                                       -----------     -----------

                                       $56,954,700     $48,028,300
                                       ===========     ===========

                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                          September 30,        Dec. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1997               1996
                                             -------            ------
                                           (Unaudited)          (Note)
Current liabilities:
 Current installments of
  long-term debt                           $  1,240,400      $  1,160,500
 Accounts payable                             4,293,500         3,002,300
 Accrued expenses                             3,110,000         4,750,600
 Accrued royalty obligation
  current portion                             1,600,000         1,600,000
 Income taxes payable                           152,800           946,200
 Legal settlements payable                       52,500            52,500
                                           ------------      ------------

            Total current liabilities        10,449,200        11,512,100

Note payable to bank                         18,000,000         7,000,000
Long-term debt, excluding
 current installments                         3,487,900         4,373,100
Accrued royalty obligation,
 excluding current portion                    2,777,500         3,062,000
Deferred income taxes                         2,695,600         2,695,600
                                           ------------      ------------

            Total liabilities                37,410,200        28,642,800
                                           ------------      ------------

Stockholders' Equity: (note 4)
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                                --                --

 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; 2,564,429
  shares issued                                 256,400           256,400

 Additional paid-in
  capital                                     3,879,000         3,879,000
 Retained earnings                           15,768,000        15,609,000
                                           ------------      ------------
                                             19,903,400        19,744,400
 Treasury stock at cost
  (56,600 shares)                              (358,900)         (358,900)
                                           ------------      ------------
            Total stockholders' equity       19,544,500        19,385,500
                                           ------------      ------------
                                           $ 56,954,700      $ 48,028,300
                                           ============      ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date (Note 1).

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

Increase (decrease) in cash                             1997             1996
                                                        ----             ----
Cash flows from operating activities:
  Net income                                        $   309,400      $   376,600
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                   2,028,700        1,761,700
      Changes in assets and liabilities
        associated with operations:
          Decrease (increase) in receivables         (4,219,000)       6,669,600
          Increase in inventories                    (4,722,000)      (3,836,200)
          Increase in prepaid expenses                 (373,400)        (247,200)
          Increase (decrease) in
              accounts payable                        1,291,200       (1,363,600)
          Decrease in other payables
            and accrued expenses                     (2,718,500)      (2,837,100)
                                                    -----------      -----------

                 Net cash provided by (used in)
                   operating activities              (8,403,600)         523,800
                                                    -----------      -----------

Cash flows from investing activities:
  Capital expenditures                               (1,669,800)        (951,600)
  Increase in deferred charges                           (1,600)         (12,000)
  Net increase in other
    noncurrent assets                                   (10,500)         (73,300)
                                                    -----------      -----------
                 Net cash used in
                   investing activities              (1,681,900)      (1,036,900)
                                                    -----------      -----------



                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

Increase (decrease) in cash                     1997                1996
                                                ----                ----
Cash flows from financing activities:
  Net borrowings under line of
    credit agreement                          $ 11,000,000      $  1,700,000
  Increase in long-term debt                        47,300            96,600
  Principal payments on long-term debt            (852,600)       (1,024,900)
  Acquisition of treasury stock                        -0-           (35,000)
  Payment of cash dividends                       (150,400)         (138,000)
                                              ------------      ------------
                 Net cash provided by
                     financing activities       10,044,300           598,700
                                              ------------      ------------
                 Net increase (decrease)
                     in cash                       (41,200)           85,600

Cash at beginning of year                          632,400           331,600
                                              ------------      ------------

Cash as of September 30                       $    591,200      $    417,200
                                              ============      ============


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

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.     Inventories - The components of inventories consist of the following:

                                Sept. 30, 1997        December 31, 1996
                                --------------        -----------------
       Finished products         $12,634,600             $ 8,108,800
       Raw materials               3,437,700               3,241,500
                                  ----------              ----------

                                 $16,072,300             $11,350,300
                                  ==========              ==========

3. Property, plant and equipment at September 30, 1997 and December 31, 1996, consists of the following:

                                            Sept. 30,     December 31,
                                              1997            1996
                                              ----            ----

         Land                              $ 2,382,600     $ 2,382,600
         Buildings and improvements          3,822,900       3,812,300
         Machinery and equipment            21,409,000      20,677,000
         Office furniture and fixtures       1,112,700       1,031,400
         Automotive equipment                  105,000         105,000
         Construction in progress            2,049,400       1,203,500
                                           -----------     -----------
                                            30,881,600      29,211,800
         Less accumulated depreciation      17,953,100      16,284,300
                                           -----------     -----------

                                           $12,928,500     $12,927,500
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

6. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in Note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically Note 4) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 1997, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30:
---------------------------

Net sales increased $7,492,500 or 82% to $16,586,800 for the quarter ended September 30, 1997 from $9,094,300 for the same period in 1996. The reason for the significant increase in sales is due to the strong demand for certain of the Company's product lines. Sales of Metam Sodium, PCNB and, to a lesser extent, Naled and Mevinphos, drove the increase. The increase in Metam Sodium is attributable to the acquisition of the Vapam(R) product line in December 1996. PCNB sales increased as the result of the introduction of a new PCNB formula and an increase in foreign sales (from depressed foreign sales levels the year before). Sales of Naled were up in the third quarter because of heavy insect pressure and a concentrated expanded foreign sales effort drove the increase in Mevinphos sales. In spite of the significant increase in sales, the Company reported a net loss of $322,600 or a $.13 loss per share for the third quarter ended September 30, 1997 as compared to net income of $26,600 or $.01 earnings per share for the same period in 1996. This was a function of a lower gross profit margin and significant increases in operating expenses which are discussed below.

Gross profits increased $1,588,600 to $5,281,100 for the three months ended September 30, 1997 from $3,692,500 for the same period in 1996. In spite of the increase in overall gross profits, the gross profit percentage declined to 32% for the quarter ended September 30, 1997 from 41% for the quarter ended September 30, 1996. The decrease in the gross profit percentage was primarily attributable to the sales mix of the Company's products and an enhancement of the Company's PCNB manufacturing facility. The Company invested in an octane recovery system for the PCNB manufacturing facility which curtailed PCNB manufacturing for approximately seventy-five days during the quarter ended September 30, 1997. Based upon historical performance, PCNB manufacturing operations would have absorbed in excess of one million dollars of manufacturing costs.

The octane recovery system will improve octane recovery and reduce hazardous waste generation by an estimated $350,000 per year.

Operating expenses, which are net of other income, increased by $1,956,800 to $5,376,700 for the quarter ended September 30, 1997 as compared to $3,419,900 for the same period in 1996.

The differences in operating expenses by specific departmental costs are as follows:

o Selling and regulatory expenses increased by $610,100 in the third quarter of 1997 as compared to the same quarter in the prior year. As noted in the second quarter, the Company, in order to support and grow the Vapam(R)product line, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. These investments accounted for approximately $320,500 of the increase in selling and regulatory expenses. Due to the significant increase in sales in the third quarter, product liability insurance increased $158,700 over the same quarter last year. The balance of the increase was due primarily to increased variable selling expenses (primarily rebates and royalties) that relate directly to the increase in sales levels for the quarter ended September 30, 1997 as compared to the same period in 1996.

o General and administrative expenses increased $604,100 in the third quarter of 1997 over the same quarter in 1996. The increase was primarily attributable to an increase in legal fees of approximately $311,400. Approximately half of this increase, $153,700, was incurred in legal actions in which the Company is the plaintiff. General and administrative expenses also increased in 1997 due to the amortization of goodwill purchased in connection with the acquisition of the Vapam(R)product line in December 1996 in the amount of $78,800. The balance of the increase in general and administrative expenses during the third quarter of 1997 resulted from the hiring of an executive officer in the fourth quarter of 1996 and increases in environmental related consulting expenses.

o Research and development expenses increased $104,700 in the third quarter of 1997 primarily due to an increase in costs incurred to generate scientific data related to registration of the Company's products. This increase is primarily attributable to an increase in research and development costs in connection with Mevinphos products of $69,500, Bidrin(R) products of $67,800 and Metam Sodium products of $69,900 offset by decreases in research costs for NAA products of $100,400 and DDVP products of $10,300.

o Shipping and receiving costs increased by $670,200 in the third quarter of 1997 primarily due to the increased volume of Metam Sodium (Vapam(R)) sales which resulted in increased shipping and storage costs.

Interest costs were $444,500 during the three months ended September 30, 1997 as compared to $230,400 for the same period in 1996. The average level of borrowing under the Company's line of credit agreement was $16,527,700 for the third quarter of 1997 as compared to $4,687,000 for the same period in 1996. The average level of long-term debt was $4,844,300 for the third quarter of 1997 as compared to $6,069,000 for the same period in 1996. On a combined basis, the Company's average debt for the third quarter of 1997 was $21,372,000 as compared to $10,756,000 for the third quarter of 1996. With interest rates fairly stable and comparative during the third quarter of 1997 as compared to the third quarter of 1996, the significantly higher debt level in 1997, almost twice the 1996 level, resulted in the significant increase in interest expense in the third quarter of 1997.

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

NINE MONTHS ENDED SEPTEMBER 30:
-------------------------------

The Company reported net income of $309,400 or $.12 per share for the nine month period ended September 30, 1997 as compared to net income of $376,600 or $.15 per share for the same period in 1996. Net sales increased $13,725,700 or 47% to $43,133,100 for the nine months ended September 30, 1997 from $29,407,400 for the same period in 1996. The increase, most of which occurred in the second and third quarters, was due to the strong demand for certain of the Company's product lines during these periods. Sales of Metam Sodium and to a lesser extent, Bidrin(R), Mevinphos and Naled drove the increase. With the exception Bidrin(R), which benefited from changing weather conditions and related insect pressures in the Southern U.S., the factors that drove the product sales increases were the same factors (previously disclosed) that drove the third quarter ended September 30, 1997.

Gross profits increased $5,658,300 to $16,770,000 for the first nine months of 1997 from $11,111,700 for the same period in 1996. The gross profit margin for the nine months ended September 30,1997 improved to 39% as compared to 38% for the same period in 1996. Although certain factors caused a significant decline in the gross profit percentage during the three months ended September 30, 1997 as described above, the significantly greater sales volume during the nine months ended September 30, 1997 (as compared to the same period in 1996) had a proportionately greater positive impact on gross profits as costs of sales did not increase at the same level as a result of relatively constant fixed overhead levels. Accordingly, in spite of the factors negatively impacting gross profit in the third quarter of 1997, the increase in sales volume served to increase the Company's gross profit percentage (an increase of 1%) for the nine months ended September 30, 1997.

Operating expenses increased by $5,217,700 to $15,015,100 for the first nine months of 1997 from $9,797,400 for the same period in 1996.

The differences in operating expenses by specific departmental costs are as follows:

o Selling and regulatory expenses increased by $2,126,600 during the nine months ended September 30, 1997. The Company, in order to support and grow the Vapam(R)product line, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. These investments accounted for approximately $754,500 of the increase in selling and regulatory expenses. Due to the significant increase in sales during the nine months ended September 30, 1997, product liability insurance increased $273,400 over the same quarter last year. The balance of the increase was due primarily to increased variable selling expenses (primarily rebates and royalties) that relate directly to the increase in sales levels for the nine months ended September 30, 1997 as compared to the same period in 1996.

o General and administrative expenses increased $1,755,000 in the first nine months of 1997. The increase was primarily attributable to an increase in legal fees of approximately $906,000. Most of this increase, approximately $703,000, was incurred in legal actions in which the Company is the plaintiff. General and administrative expenses also increased in 1997 due to the amortization of goodwill purchased in connection with the acquisition of the Vapam(R) product line in December 1996 in the amount of $238,900. The balance of the increase in general and administrative expenses during the nine months ended September 30, 1997 resulted from increases in environmental related consulting expenses and the hiring of an executive officer in the fourth quarter of 1996.

o Research and development expenses increased $418,100 in the first nine months of 1997 primarily as a result of increased costs incurred to generate scientific data related to the registration of the Company's products. This increase is primarily attributable to an increase in research and development costs in connection with DDVP products of $522,800, Mevinphos products of $210,500 and Metam Sodium products of $91,200 offset by decreases in research costs for NAA products of $336,200 and Bidrin(R)products of $81,600.

o Shipping and receiving costs increased by $939,600 during nine months ended September 30, 1997 primarily due to the increased volume of Metam Sodium (Vapam(R)) sales which resulted in increased shipping and storage costs.

Interest costs were $1,230,900 during the nine months ended September 30, 1997 as compared to $687,300 for the same period in 1996. The average level of borrowing under the Company's line of credit agreement was $14,376,000 for the first nine months of 1997 as compared to $4,159,000 for the same period in 1996. The average level of long-term debt was $5,124,100 for the nine months ended September 30, 1997 as compared to $6,334,000 for the same period in 1996. On a combined basis, the Company's average debt for the nine months ended September 30, 1997 was $19,500,100 as compared to $10,493,000 for the first nine months of 1996. The significant increase in overall debt for the nine months ended September 30, 1997 was the reason for the increase in interest costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital was $28,189,000 at September 30, 1997 reflecting an increase of $10,336,100 over working capital of $17,852,900 at December 31, 1996. The increase in working capital was primarily due to the build up of inventories during the first nine months of 1997 and the increase in sales in the third quarter of 1997 that resulted in a significant increase in receivables as of September 30, 1997. The net increase in inventories during the nine months ended September 30, 1997 was $4,219,000 and the net increase in receivables as of September 30, 1997 was $4,722,000. Also contributing to the increase in working capital was an increase in prepaid expenses of $373,400. The increase in working capital was primarily funded by increased borrowings under the Company's long-term line of credit in the amount of $11,000,000. Those funds, along with cash flows of $309,400 generated by net income and $2,028,700 generated by depreciation and amortization, not only funded the increase in working capital, but also funded a reduction of accounts payable and accrued expenses of $1,427,300 and other long-term debt and capital leases in the amount of $852,600 and payments for capital improvements of $1,669,800 and cash dividends of $150,400.

The Company had $2,500,000 in availability under its fully-secured $20,500,000 long-term line of credit as of September 30, 1997, a decrease of $6,000,000 from the amount available as of December 31, 1996. Through July 30, 1997, the Company also had available, under a separate long-term acquisition line of credit, $5,000,000. Effective July 31, 1997 the acquisition line of credit was eliminated and the existing long-term line of credit was increased by $5,000,000 increasing the maximum amount available under the Company's long-term line of credit to $20,500,000. On July 31, 1997, the expiration date of the Company's line of credit agreement was extended to July 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN VANGUARD CORPORATION

Dated: November 13, 1997      By: /s/ E. G. Wintemute
                                  -------------------------------
                                  E. G. Wintemute
                                  President
                                  Chief Executive Officer,
                                  and Director

Dated: November 13, 1997      By: /s/ J. A. Barry
                                  -------------------------------
                                  J. A. Barry
                                  Vice President,
                                  Chief Financial Officer,
                                  Treasurer and Director