Form 10-K405
period 1997-12-31
AMERICAN VANGUARD CORP
filed 1998-03-31
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO______

        COMMISSION FILE NUMBER 0-6354

                          AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              95-2588080
        (State or other jurisdiction of               (I.R.S. Employer
        Incorporation or organization)             Identification Number)

4695 MacArthur Court, Newport Beach, California                  92660
     (Address of principal executive offices)                  (Zip Code)

                                 (714) 260-1200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class:
                          Common Stock, $.10 par value

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of $.10 par value Common Stock outstanding as of March 23, 1998, was 2,507,582. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 23, 1998, was $9,601,700. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

                          AMERICAN VANGUARD CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1997


PART I                                                   PAGE NO.
     Item  1. Business                                       1

     Item  2. Properties                                     7

     Item  3. Legal Proceedings                              8

     Item  4. Submission of Matters to a Vote of
               Security Holders                             10
PART II

     Item  5. Market for Registrant's Common Equity
               and Related Stockholder Matters              11

     Item  6. Selected Financial Data                       13

     Item  7. Management's Discussion and Analysis
               of Financial Condition and Results of
               Operation                                    15

     Item  8. Financial Statements and Supplementary
               Data                                         22

     Item  9. Changes in and Disagreements With
               Accountants on Accounting and
               Financial Disclosure                         22
PART III

     Item 10. Directors and Executive Officers of the
               Registrant                                   23

     Item 11. Executive Compensation                        26

     Item 12. Security Ownership of Certain
               Beneficial Owners and Management             29

     Item 13. Certain Relationships and Related
               Transactions                                 31
PART IV

     Item 14. Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K           32

SIGNATURES                                                  33

                                     PART I

               This Report contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward- looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

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

GEMCHEM, INC.

               GemChem is a California corporation incorporated in 1991 and purchased by the Company in 1994. GemChem is a national chemical distributor. GemChem, in addition to representing AMVAC as its domestic sales force, also sells into the pharmaceutical, cosmetic and nutritional markets. Prior to the acquisition, GemChem acted in the capacity as the domestic sales force for the Company (from September 1991).

2110 DAVIE CORPORATION

               Effective September 30, 1989, the Company sold substantially all operating assets of DAVIE.

               DAVIE currently invests in real estate for corporate use only. See also PART I, Item 2 of this Annual Report.

AMVAC

               AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals which include insecticides, fungicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. AMVAC's business is continually undergoing an evolutionary change. Years ago AMVAC considered itself a distributor-formulator, but now primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others.

               In January 1997, AMVAC purchased the rights, title and interest to Vapam(R) (Metam Sodium), a soil fumigant, from Zeneca, Inc. The official closing was December 31, 1996. The purchase included all inventories of Vapam(R), Environmental Protection Agency ("EPA") registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. AMVAC will pay Zeneca a royalty on all Metam Sodium sold by AMVAC in the United States, Canada and Mexico in accordance with the terms and conditions of a definitive agreement.

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

               ConAGRA, Inc. accounted for 29% of the Company's sales in 1997. ConAGRA, Inc. and Terra International accounted for 33% and 10%, respectively of the Company's sales in 1996. ConAGRA, Inc., Terra International, Sumitomo Chemical and Ciba Geigy

Corporation accounted for 24%, 14%, 11% and 10%, respectively, of the Company's sales in 1995.

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

               Under FIFRA, the federal government requires registrants to submit a wide-range of scientific data to support U.S. registrations. This has significantly increased AMVAC's operating expenses in such areas as testing and the production of new products. This regulation makes AMVAC products less vulnerable to direct competition, however more vulnerable because of significant cost increases which the Company may not have the ability to pass on. AMVAC expensed $2,241,300, $1,932,700, and $3,717,400 during 1997, 1996 and 1995, respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,200,000 in 1998. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not material new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

               ENVIRONMENTAL

               During 1997 AMVAC continued activities to address environmental conditions at the railroad right-of-way which is located adjacent to AMVAC's Commerce California facility (the "Facility"). The railroad right-of-way is jointly owned by the Union Pacific Railroad and the Burlington Northern and Santa Fe Railway Company, and is managed on behalf of both companies by the latter. The site investigation and remediation activities have been conducted pursuant to a January 10, 1996, enforceable agreement and order entered into by AMVAC and the California Department of Toxic Substances Control ("DTSC").

               A site investigation and health risk assessment were conducted and completed by AMVAC during the first two quarters of 1997. AMVAC prepared a draft Remedial Action Plan ("RAP") in May, 1997 which evaluated several options for remediating soils at the railroad right-of-way. The RAP concluded that the most appropriate option for remediation was the excavation and offsite disposal of soils which exceeded risk-based cleanup levels. DTSC approved the draft RAP on June 25, 1997. Remedial activities commenced on July 4, 1997 and were completed on July 12, 1997. A post-remediation report was prepared by AMVAC and submitted to DTSC on October 13, 1997. AMVAC is currently awaiting DTSC approval of the remedial activities.

               In March, 1997 the Facility was accepted into the DTSC's Expedited Remedial Action Program ("ERAP"). The remaining environmental investigation and any remediation activities related to the ten underground storage tanks at the Facility which had been closed in 1995 will be addressed by AMVAC under ERAP. Soil characterization activities at other areas of the Facility are expected to commence in the second or third quarter of 1998 and to be conducted in phases over the next two to three years. These activities are required at all facilities which currently have, or in the past had, hazardous waste management permits, because AMVAC previously held a hazardous waste storage permit. AMVAC is subject to these requirements.

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


               EMPLOYEES

               As of March 23, 1998, the Company employed approximately 200 persons. This figure includes approximately 20 temporary (full-time) individuals hired as contract personnel. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company's employees are subject to a collective bargaining agreement.

               The Company believes it maintains positive relations with its employees.

               EXPORT OPERATIONS

               The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The new office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC's product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company's total operating results for the years ended December 31, 1997 and 1996.

               The Company arranges most of its foreign sales through export/import brokers. The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.


                                      1997           1996          1995
                                      ----           ----          ----
     Export Sales                 $6,646,000      $3,535,500    $3,374,700

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

ITEM 2  PROPERTIES

               The Company's corporate headquarters are located in Newport Beach, California. This facility is leased. See PART IV, Item 14, Note 11 of this report for further information.

               AMVAC owns in fee approximately 152,000 square feet of improved land in Commerce, California, on which substantially all of its plant and some of its warehouse facilities and offices are located.

               DAVIE owns in fee approximately 72,000 square feet of warehouse and office space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC.

               AMVAC's manufacturing facilities are divided into five cost-centers; Vapam (Metam Sodium), PCNB, granular products, small packaging, and the production and formulation of all other products. All production areas are designed to run on a continuous twenty-four hour per day basis.

               AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC's foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire and other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company's assets are pledged as collateral under the Company's loan agreements with its primary lender. For further information, refer to Note 3 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

               AMVAC purchased unimproved land in Texas for possible future expansion.

               GemChem's facilities consist of administration and sales offices which are leased.

               The Company believes its properties to be suitable and adequate for its current purposes.

ITEM 3         LEGAL PROCEEDINGS

DBCP LAWSUITS

A. CALIFORNIA MATTERS

               In 1997, Amvac was served with a Complaints in two actions filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. and the County of San Joaquin v. Shell Oil Co., et. al. Both Complaints allege property damage resulting from Dibromochloropropane ("DBCP") contamination of water supply. Both complaints name as defendants AMVAC, Shell Oil Company, Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, and Velsicol Chemical Company. In Sultana Plaintiff has not produced documentation to support its claim for damage. Any damages proven may be significantly offset by Plaintiff's receipt of a Government grant for a new well. In County of San Joaquin discovery is proceeding slowly and the claims are subject to a statute of limitation defense. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

B. HAWAII MATTERS

               AMVAC and the Company were served with Complaints, on February 7, 1997 and March 4, 1997 respectively, in the action filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit names as defendants AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Compliant alleges property damage resulting from DBCP contamination of the Board's water wells. Jurisdictional disputes have delayed any formal discovery and there remain numerous procedural defenses. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

               On October 20, 1997, AMVAC was served with a Complaint in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii entitled Patrickson, et.al. v. Dole Food Co., et.al. alleging damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading corporation, and Del Monte Fresh Produce. The case has been removed to U.S. District Court. Defendants are waiting for the Court's ruling on their Motion to Dismiss based on numerous procedural grounds. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

C. MISSISSIPPI MATTERS

               On May 30,1996, AMVAC was served with five Complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidential Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. Three of the cases were conditionally dismissed. Another case was closed for administrative purposes due to its similarity to the other matters. Only one case is still open but no substantive activity has occurred since its filing. It is currently impossible to predict the outcome or the cost that will be involved in the defense of these matters.

PHOSDRIN(R) LAWSUIT

               On September 21, 1995, AMVAC was served with a complaint filed in the Superior Court of King County, Washington on September 12, 1995 entitled Ricardo Ruiz Guzman, et. al. v. Amvac Chemical Corporation, et. al. (the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiffs' (farm workers') alleged injuries from their exposure to the pesticide Phosdrin(R). On October 14, 1997 the Court dismissed with prejudice all Plaintiffs' claims against AMVAC. Plaintiffs have appealed the judgement to the United States Court of Appeals for the Ninth Circuit. It is currently impossible to predict the outcome of the matter. AMVAC's insurance carrier has assumed costs of the appeal.

NAA DATA TRADE SECRET

               On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 25, 1996, defendants Termilind and Inchema asserted counterclaims against AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortious interference, defamation, and breach of contract. Termilind and Inchema seek treble damages in the amount of $6 million for the antitrust claims, and compensatory damages in the amount of $2 million, together with punitive and exemplary damages. On November 1, 1996, AMVAC filed a demand for arbitration with the American Arbitration Association seeking approximately $8 million in compensation from Termilind. It is impossible to predict the outcome or the cost that will be involved with this matter.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               On January 27, 1998 the Company announced the listing of its $0.10 par value common stock ("Common Stock") on the American Stock Exchange under the ticker symbol AVD. The Company's Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 3, 1987 through January 26, 1998.

               The following table sets forth the range of high and low sales prices as reported on NASDAQ's National Market System for the Company's Common Stock for the calendar quarters indicated.


        Calendar 1997                         HIGH       LOW
                                             ------     -----
               First Quarter                 8 3/4      6 1/4
               Second Quarter                8 1/16     6 1/4
               Third Quarter                10 7/8      6 7/8
               Fourth Quarter               10          5 5/8

        Calendar 1996
               First Quarter                15 1/2      4 7/8
               Second Quarter               14          9 1/2
               Third Quarter                 7 1/2      6 1/8
               Fourth Quarter                7 7/8      6 1/2


               The Company's share activity is reported in the Wall Street Journal and is listed as "AMVNGRD".

               As of March 23, 1998, the number of shareholders of the Company's Common Stock was approximately 600 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

               On March 4, 1998, the Company announced that the Board of Directors declared a cash dividend of $.07 per share which will be distributed on March 25, 1998 to shareholders of record at the close of business on March 13, 1998.

               The Company distributed a cash dividend of $.06 per share on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

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

               The Company, as disclosed above, has issued a cash dividend in each of the last three years (1996, 1997 and 1998). There is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, the payment of dividends is subject to certain loan covenants described in Note 3 to the Notes to Consolidated Financial Statements, which limit payments of cash dividends to a maximum of 25% of net income.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


ITEM 6 SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR WEIGHTED AVERAGE NUMBER OF SHARES AND PER SHARE DATA)


                                    1997             1996             1995             1994             1993
                                 ----------       ----------       ----------       ----------       ----------
Operating revenues               $   67,701       $   48,628       $   55,402       $   45,098       $   45,478
                                 ==========       ==========       ==========       ==========       ==========


Operating income                 $    4,785       $    3,523       $    5,971       $    3,346       $    4,160
                                 ==========       ==========       ==========       ==========       ==========


Income from operations
  before income tax
  expense                        $    3,283       $    2,611       $    5,043       $    1,465       $    3,333
                                 ==========       ==========       ==========       ==========       ==========


Net income                       $    2,025       $    1,616       $    3,124       $    1,203       $    2,225
                                 ==========       ==========       ==========       ==========       ==========


Basic and diluted
  net income per
  common share(1)                $      .81       $      .65       $     1.23       $      .47       $      .89
                                 ==========       ==========       ==========       ==========       ==========


Total assets                     $   55,206       $   48,028       $   39,341       $   40,929       $   36,025
                                 ==========       ==========       ==========       ==========       ==========


Long-term debt and capital
  lease obligations, less
  current portion                $    3,980       $    4,373       $    5,540       $    3,695       $    4,316
                                 ==========       ==========       ==========       ==========       ==========


Stockholders' equity             $   21,260       $   19,386       $   18,005       $   15,143       $   13,503
                                 ==========       ==========       ==========       ==========       ==========


Weighted average number
  of shares(1)                    2,507,829        2,472,883        2,546,471        2,562,398        2,509,536
                                 ==========       ==========       ==========       ==========       ==========


Dividends per share of
  common stock(2)                $      .06       $      .06       $       --       $       --       $       --
                                 ==========       ==========       ==========       ==========       ==========


The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 1997, have been derived from the Company's consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants' reports thereon which are included elsewhere in this

Report on Form 10-K for the three years ended December 31, 1997. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

------------------

1 All per share amounts have been restated to reflect a 10% stock dividend (see footnote 2 below).

2 In February 1996, the Company announced that the Board of Directors declared a cash dividend of $.06 per share as well as a 10% stock dividend. Both dividends were distributed on March 15, 1996 to shareholders of record at the close of business on February 29, 1996. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend.

   The Company distributed a $.06 cash dividend March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

   On March 4, 1998, the Company announced that the Board of Directors declared a cash dividend of $.07 per share to be distributed on March 25, 1998 to shareholders of record at the close of business on March 13, 1998.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996:

The Company reported net income of $2,024,700 or $.81 per share in 1997 as compared to net income of $1,615,500 or $.65 per share in 1996. The increase in net income in 1997 was primarily attributable to growth of the Company. The Company achieved record level sales in 1997, however, a decrease in the gross profit percentage as well as an increase in interest expense incurred to finance the growth of the Company resulted in the increase in net income not being proportionate to the increase in sales.

Net sales increased 39% to $67,700,500 in 1997 as compared to $48,627,900 in 1996. The reason for the significant increase in sales was due to the strong demand for certain of the Company's product lines during 1997. The $19,072,600 increase was primarily driven by increased sales of Metam Sodium, Bidrin, Mevinphos and Naled products. The increase in Metam Sodium sales was attributable to the acquisition of the Vapam product line in December 1996. Sales of Mevinphos were driven by export orders which were the result of a concentrated effort to develop foreign markets.

        Gross profits increased by $7,037,000 to $27,384,900 in 1997 from $20,347,900 in 1996. Despite the increase in gross profits, the gross profit percentage decreased to 40.5% in 1997 from 41.8% in 1996. The gross profit percentage in 1997 was negatively impacted due to competitive pricing pressures for certain of the Company's products and an enhancement of the Company's PCNB manufacturing facility. The Company invested in an octane recovery and waste reduction system for the PCNB manufacturing facility which effort curtailed PCNB manufacturing for approximately seventy-five days during the quarter ended September 30, 1997. Based upon historical performance, PCNB manufacturing operations would have absorbed in excess of one million dollars of manufacturing costs during the seventy-five day period. The octane recovery and waste reduction system is expected to save an estimated $350,000 per year.

Operating expenses increased by $5,775,200 to $22,600,100 in 1997 from $16,824,900 in 1996. The following is a discussion of operating expenses:

        Selling and Regulatory:

        Selling and regulatory expenses increased by $1,657,900 to $7,758,400 in 1997 from $6,100,500 in 1996. The Company, in order to support and grow the Vapam product line, as well as certain other product lines, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. This program accounted for approximately $1,031,000 of the increase in selling and regulatory expenses. The Company's registration related costs, both domestically and internationally, as well as environmental related taxes and assessments increased by approximately $221,800 due to the growth of the Company during 1997. Variable selling expenses, primarily rebates and royalties, accounted for the balance of the increase in selling and regulatory expenses.

        General, Administrative and Corporate:

        General, administrative and corporate costs increased by $2,033,300 to $6,212,100 in 1997 from $4,178,800 in 1996. The increase was primarily attributable to an increase in legal fees of $1,081,000. Most of this increase has been incurred in legal actions in which the Company is plaintiff. General, administrative and corporate expenses also increased in 1997 due to the amortization of goodwill purchased in connection with the acquisition of the Vapam product line in December 1996 in the amount of $317,600. The Company also completed railroad remediation work related to the railroad siding matter (see additional discussion in PART I, Item 1, Business, Environmental) which resulted in total expenditures of approximately $526,000. The balance of the increase in general, administrative and corporate expenses in 1997 resulted from increases in personnel and costs related thereto.

        Research and Development:

        Research and development costs increased by $304,400 to $3,328,200 in 1997 from $3,023,800 in 1996 primarily as a result of increased costs to generate scientific data related to the registration of the Company's products. Increases in data generation costs for DDVP products, Mevinphos products and Metam Sodium products accounted for the majority of the increase in research and development costs. The changes in data generation costs are a function of the status of related research studies and current regulatory requirements.

        Freight, Delivery and Warehousing:

        Freight, delivery and warehousing costs increased by $1,780,400 to $5,301,400 in 1997 from $3,521,000 in 1996. This increase was primarily attributable to the overall increase in sales volume with most of the increase related to Metam Sodium freight, delivery and storage costs. As a result of the acquisition of Vapam in December 1996, the Company established additional storage sites and added additional rail cars to its rail car fleet in order to handle the increased volume. These costs, along with increased trucking and rail car freight charges due to the significant increase in volume in 1997, accounted for approximately $1,600,000 of the increase in freight, delivery and warehousing expenses.

Interest costs were $1,513,400 in 1997 as compared to $919,900 in 1996. The average level of borrowing under the Company's line of credit agreement increased by $8,865,100 to $13,288,600 in 1997 from $4,423,500 in 1996. The average level of long-term debt decreased by $1,884,000 to $4,990,900 in 1997 from $6,174,900 in 1996. On a combined basis, the Company's average debt for 1997 was $18,279,500 as compared to $10,598,400, in 1996. The significantly higher debt during 1997, which was used to finance the growth of the Company, accounted for the increase in interest costs.

Income tax expense increased by $262,200 to $1,258,100 in 1997 as compared to $995,900 in 1996. Higher pre-tax income was the reason for the increased income tax expense. The Company's effective tax rate of 38.3% for 1997 was comparable to the 38.1% effective tax rate for 1996. See Note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.

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

Income tax expense decreased by $923,100 to $995,900 in 1996 as compared to $1,919,000 in 1995. Lower pre-tax income was the reason for the decreased income tax expense. See Note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $25,846,200 as of December 31, 1997 reflecting a $7,993,300 improvement over working capital of $17,852,900 as of December 31, 1996.

Current assets were $7,041,100 higher at December 31, 1997 than at December 31, 1996. Most of this increase was attributable to increases in trade accounts receivable and inventory. Trade receivables increased $4,957,300 due to strong sales in the month of December. Inventories increased $1,587,600 primarily in consideration of expected sales volume in 1998. Current liabilities decreased $952,200 in 1997 from the 1996 level.

The Company invested $2,768,400 in capital expenditures in 1997. These expenditures improve and/or maintain the existing capacity of the Company's manufacturing facility, and address the Company's continual effort to adapt its manufacturing processes to the environmental control standards of its various controlling agencies. The Company invested $1,375,400 of the increase in the PCNB octane recovery system described above. The Company recognized $2,732,600 of depreciation and amortization expense in 1997. As of December 31, 1997, the Company does not have any material commitments for future capital expenditures.

As part of an amendment to the Company's credit agreement in July 1997, the Company increased its credit limit under its fully secured existing long-term line of credit to $20,500,000 from $15,500,000 and extended the expiration date of the long-term line of credit to July

31, 1999 from July 31, 1998. The Company had $6,400,000 of availability under its long-term line of credit agreement as of December 31, 1997. During 1997, the Company refinanced an existing real estate loan whereby the old loan in the amount of $1,133,200 was paid off and replaced by a new loan in the amount of $1,837,500. In addition to the payoff of the real estate loan mentioned above, the Company made principal payments on its other long-term debt in the amount of $1,245,300 during 1997.

There has been constant public pressure upon the federal and state governments to require FIFRA product registrants to supply new scientific data (such as toxicological and environmental fate tests), which has resulted in government action requiring additional studies and the submission of more data. Based on facts known today, the Company estimates it will spend approximately $3,200,000 in 1998 on these studies. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not material new or additional tests may be required. For further information, refer to PART I, Item 1, Business, Competition of this Annual Report.

AMVAC is a manufacturer and formulator of chemicals for crops, human and animal health protection. This is a high risk industry with ever present industry-wide litigation. For discussions pertaining to the Company's litigation refer to PART I, Item 3, Legal Proceedings of this Annual Report.

Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operations will be adequate to meet total financial needs in 1998. Management also continues to believe, to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing. The Company, as previously disclosed, is required to supply studies and the submission of data to federal and state governmental agencies. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not additional tests that may be material will be required.

FOREIGN EXCHANGE

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its customers in the last three fiscal years has adversely affected the Company's ability to sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future. Should adverse currency exchange rate fluctuations occur in geographies where the Company sells/exports its products, management does not believe such fluctuations will materially impact the Company's operating results.

INFLATION

Management believes inflation has not had a significant impact on the Company's operations during the past three years.

YEAR 2000 COMPLIANCE

The Company has elected to install a new Enterprise Resource Planning Manufacturing software system, the decision of which, was not driven by Year 2000 Compliance. The new software system is Year 2000 capable. The installation of this system is expected to be completed by the end of calendar 1998. Management has also reviewed the Company's other software products for Year 2000 problems and believes that such systems and products are, or will soon be, Year 2000 compliant, and management therefore does not expect Year 2000 considerations will materially impact the Company's internal operations.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


               The following persons are the current Directors and Executive Officers of Registrant:


             Name of
        Director/Officer          Age               Capacity
        ----------------          ---               --------
        Herbert A. Kraft           74             Co-Chairman

        Glenn A. Wintemute         73             Co-Chairman

        Eric G. Wintemute          42             Director, President and
                                                  Chief Executive Officer

        James A. Barry             47             Director, Senior Vice
                                                  President, Chief
                                                  Financial Officer,
                                                  Treasurer and Asst.
                                                  Secretary

        Glenn E. Mallory           88             Director and Corporate
                                                  Secretary

        Alan B. Sass               59             Director

        Jesse E. Stephenson        74             Director

        James Strock               41             Director


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

               James A. Barry has served as a director of the Company since 1994. Mr. Barry was appointed Senior Vice President in February 1998. He has served as Treasurer since July 1994 and as Chief Financial Officer of the Company and all operating subsidiaries since 1987. He also served as Vice President from 1990 through February 1998 and has held the position of Assistant Secretary since 1990. From 1990 to July 1994, he also served as Assistant Treasurer.

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

               James M. Strock, age 41, was appointed a director in February 1998. Mr. Strock is President of Strock Enterprises, Inc., a consulting firm that provides domestic and international strategic planning, environmental consulting, and marketing and communication services. From March 1991 through May 1997, Mr. Strock served in Governor Pete Wilson's Cabinet as California's first Secretary for Environmental Protection. From 1989 until 1991, Mr. Strock served as the Assistant Administrator for Enforcement (chief law enforcement officer) of the U.S. Environmental Protection Agency. Mr. Strock's other work experience ranges from private law practice, to service as Special Counsel to the U.S. Senate Environment & Public Works Committee, and as a special assistant to the Administrator of the U.S. Environmental Protection Agency. Mr. Strock also serves on the board of Thermatrix,a publicly held company traded on NASDAQ (Stock symbol TMX).

Compliance with Section 16(a) of the Securities Exchange Act of 1934

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

               The Company believes that during 1997 all reports required to be filed under Section 16(a) by its executive officers, directors, and greater than ten percent beneficial owners were timely filed.

ITEM 11 EXECUTIVE COMPENSATION

               The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 1997, 1996, and 1995 paid or awarded by the Corporation and its subsidiaries to the Corporation's Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                                               LONG-TERM COMPENSATION
                                                                                -----------------------------------------------
                                        ANNUAL COMPENSATION(1)                          AWARDS              PAYOUTS
                             --------------------------------------------       -----------------------     -------

         (A)                  (B)      (C)             (D)           (E)           (F)          (G)            (H)         (I)
                                                                   OTHER          RE-        SECURITIES                   ALL
        NAME                                                       ANNUAL       STRICTED     UNDERLYING                  OTHER
         AND                                                       COMPEN-       STOCK        OPTIONS/       LTIP       COMPEN-
      PRINCIPAL                       SALARY          BONUS        SATION       AWARD(S)        SARS        PAYOUTS      SATION
      POSITION               YEAR      ($)             ($)           ($)           ($)          (#)            ($)         ($)
                             ----    -------          -----        ------       --------   ------------     -------     -------
Eric G. Wintemute            1997    244,244            --            --            --            --            --         4,723(4)
 President and               1996    201,306            --            --            --            --            --         4,855(4)
 Chief Executive Officer     1995    172,000            --            --            --            --            --         4,993(4)


James A. Barry               1997    134,819            --            --            --            --            --         4,608(4)
 Senior Vice President,      1996    129,692            --            --            --            --            --         3,457(4)
 CFO and Treasurer           1995    122,751            --            --            --         5,500(2)         --         4,070(4)


David B. Cassidy(3)          1997    175,414            --            --            --            --            --           562(4)
 Executive Vice              1996     45,769            --            --            --        30,000(5)         --            --
 President (AMVAC)           1995         --            --            --            --            --            --            --


Herbert A. Kraft(7)          1997         --            --            --            --            --            --       180,168(6)
 Co-Chairman                 1996         --            --            --            --            --            --       226,923(6)
                             1995         --            --            --            --            --            --       254,086(6)


Glenn A. Wintemute(7)        1997         --            --            --            --            --            --       195,192(6)
 Co-Chairman                 1996         --            --            --            --            --            --       226,923(6)
                             1995         --            --            --            --            --            --       254,086(6)


-------------------

      (1) No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer's salary.

      (2) Represents options to purchase Common Stock of the Company. The options issued to Mr. Barry represent approximately 13% of the total options issued by the Company in 1995. The exercise price of the options is $6.82 per share and the options vest one-third on January 18, 1996, 1997 and 1998 and all options expire on January 18, 2000.

      (3) Mr. Cassidy joined Amvac Chemical Corporation as Executive Vice President in September 1996.

      (4) These amounts represent the Company's contribution to the Company's Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

      (5) Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Mr. Cassidy's Employment Agreement.

      (6) Amounts represent payments received by each individual (during calendar year) under his consulting agreement.

      (7) Messrs. Kraft and Wintemute retired from the Company as active employees in July 1994. The Company entered into consulting agreements with Messrs. Kraft and Wintemute in July 1994. In 1996 the consulting agreements were extended for an additional year and now expire in July 2000.

        Compensation Committee Interlocks and Insider Participation

               The Compensation Committee of the Board consists of Messrs. Herbert A. Kraft, Alan B. Sass and Jesse E. Stephenson. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company's shareholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               To the knowledge of the Registrant, the ownership of the Registrant's outstanding Common Stock as of March 23, 1998, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.


                                                                 Amount and
                                                                   Nature
Office                      Name and Address                    of Beneficial          Percent
(if any)                    Beneficial Owner                     Ownership(1)          of Class
--------                    ----------------                     -----------           --------
Co-Chairman                 Glenn A. Wintemute                     642,205(2)             25.6%
                            4695 MacArthur Court
                            Newport Beach, CA 92660

Co-Chairman                 Herbert A. Kraft                       590,707(3)             23.6%
                            4695 MacArthur Court
                            Newport Beach, CA 92660

                            Goldsmith & Harris et al.              153,560(4)              6.1%
                            80 Pine Street
                            New York, NY 10005

Director,                   Eric G. Wintemute                       69,903(6)              2.8%
  President                 4695 MacArthur Court
  & CEO                     Newport Beach, CA 92660

Director                    Jesse E. Stephenson                     46,850(5)              1.9%
                            4695 MacArthur Court
                            Newport Beach, CA 92660

Director,                   James A. Barry                           5,500(7)               --12
 Sr. Vice President,        4695 MacArthur Court
  CFO & Treasurer           Newport Beach, CA 92660

Director                    Dr. Allan Sass                           4,500(8)               --12
                            4695 MacArthur Court
                            Newport Beach,  CA  92660

Director                    Glenn E. Mallory                         3,500(9)               --12
                            4695 MacArthur Court
                            Newport Beach,  CA  92660

Director                    James Strock                             2,500(10)              --12
                            4695 MacArthur Court
                            Newport Beach, CA 92660

Executive Vice              David B. Cassidy                        15,000(11)              --12
 President (AMVAC)          4695 MacArthur Court
                            Newport Beach, CA 92660

Directors and Officers
as a group (9)                                                   1,380,665                53.9%

Refer to footnotes on next page.

Footnotes


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

 (5) Mr. Stephenson holds all of his shares in a family trust. This figure includes 3,500 shares of Common Stock Mr. Stephenson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

 (6) This figure includes 33,000 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

 (7) This figure represents shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

 (8) This figure includes 3,500 shares of Common Stock Dr. Sass is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

 (9) This figure represents shares of Common Stock Mr. Mallory is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10) This figure represents shares of Common Stock Mr. Strock is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(11) This figure includes 5,000 shares of Common Stock Mr. Cassidy is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(12) Under 1% of class.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In connection with their retirement from the Company as active employees in July 1994, Messrs. Herbert A. Kraft and Glenn A. Wintemute entered into written consulting agreements with the Company effective July 14, 1994. Pursuant to the consulting agreements, Messrs. Kraft and Wintemute perform management and financial consulting services for the Company as assigned by the Board of Directors or the Chief Executive Officer. The agreements originally were to expire on July 14, 1999. In 1996, the agreements were extended for an additional year now scheduled to expire July 14, 2000. The agreements provide that neither Messrs. Kraft or Wintemute will be required to expend more than 400 hours in any twelve month period or forty hours in any one month period. Under the agreements, Messrs. Kraft and Wintemute each received $287,500 for the year ended July 14, 1995, $243,750 for the year ended July 14, 1996 and $200,000 for the year ended July 14, 1997. They will also, under the agreements, each receive $156,250 for the year ending July 14, 1998, $112,500 for the year ending July 14, 1999 and $100,000 for the year ending July 14, 2000. In the event of death or disability prior to July 14, 2000, such payments will continue to be paid to the individual or his estate, as applicable. The agreements also provide for continuation of medical and dental insurance benefits until the expiration of the term of the agreements. See Note 11 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                                     PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

     (a)        The following documents are filed as part of this report:

           (1) Index to Consolidated Financial
                 Statements and  Supplementary Data:


                                   DESCRIPTION

                                                                                         PAGE NO.
           Report of Independent Certified
                   Public Accountants                                                       34

              Financial Statements:

              Consolidated Balance Sheets as of
                December 31, 1997 and 1996                                                  35

              Consolidated Statements of Income for
                the Years Ended December 31, 1997, 1996,
                and 1995                                                                    37

              Consolidated Statements of Changes in
                Stockholders' Equity for the Years Ended
                December 31, 1997, 1996, and 1995                                           38

             Consolidated Statements of Cash Flows for
                the Years Ended December 31, 1997, 1996,
                and 1995                                                                    39

              Summary of Significant Accounting Policies
                and Notes to Consolidated Financial
                Statements                                                                  41


           (2) Financial Statement Schedules:

               All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits:

               The exhibits listed on the accompanying Index To Exhibits, page 53, are filed as part of this annual report.

     (b) Reports on Form 8-K were filed during the quarter ended December 31, 1997. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN VANGUARD CORPORATION (Registrant)




/s/  Eric G. Wintemute                     /s/  James A. Barry
-------------------------------          -------------------------------
By:   ERIC G. WINTEMUTE                  By:    JAMES A. BARRY
      President,                                Senior Vice President,
      Chief Executive Officer                   Chief Financial Officer,
      and Director                              Treasurer and Director
      March 25, 1998                            March 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Herbert A. Kraft                 /s/ Glenn A. Wintemute
-------------------------------      -------------------------------
HERBERT A. KRAFT                     GLENN A. WINTEMUTE
Co-Chairman                          Co-Chairman
March 25, 1998                       March 25, 1998


/s/ Glenn E. Mallory                 /s/ Allan Sass
-------------------------------      -------------------------------
GLENN E. MALLORY                     ALLAN SASS
Corporate Secretary and              Director
Director                             March 25, 1998
March 25, 1998


/s/ Jesse E. Stephenson              /s/ James Strock
-------------------------------      -------------------------------
JESSE E. STEPHENSON                  JAMES STROCK
Director                             Director
March 25, 1998                       March 25, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
American Vanguard Corporation

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and their subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                       BDO SEIDMAN, LLP

Los Angeles, California
March 3, 1998

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                 ASSETS (NOTE 3)                         1997              1996
                                                     -----------       -----------
Current assets:
   Cash                                              $   746,600       $   632,400

   Receivables:
      Trade                                           21,244,600        16,529,900
      Other                                              441,400           198,800
                                                     -----------       -----------
                                                      21,686,000        16,728,700
                                                     -----------       -----------
   Inventories:
      Finished products                                9,847,700         8,108,800
      Raw materials                                    3,090,200         3,241,500
                                                     -----------       -----------
                                                      12,937,900        11,350,300
                                                     -----------       -----------
   Prepaid expenses                                    1,035,600           653,600
                                                     -----------       -----------
           Total current assets                       36,406,100        29,365,000

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $18,541,200 in 1997 and $16,284,300
  in 1996(notes 1,2,3, and 5)                         13,439,000        12,927,500

Land held for development                                210,800           210,800

Costs in excess of net assets acquired, net of
  accumulated amortization of $441,000 in
  1997 and $199,300 in 1996 (note 10)                  3,290,500         3,532,200

Other intangible assets, net of accumulated
  amortization of $144,300 in 1997 and
  $25,000 in 1996 (note 10)                            1,571,200         1,660,100
Other assets                                             288,700           332,700
                                                     -----------       -----------
                                                     $55,206,300       $48,028,300
                                                     ===========       ===========

                                   (CONTINUED)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997              1996
                                                                     -----------       -----------
Current liabilities:
   Current installments of long-term debt (note 2)                   $ 1,059,500       $ 1,160,500
   Accounts payable                                                    3,785,200         3,002,300
   Accrued expenses                                                    3,561,100         4,803,100
   Accrued royalty obligation-current portion (note 10)                1,600,000         1,600,000
   Income taxes payable                                                  554,100           946,200
                                                                     -----------       -----------


           Total current liabilities                                  10,559,900        11,512,100

Note payable to bank (note 3)                                         14,100,000         7,000,000
Long-term debt, excluding current
   installments (note 2)                                               3,980,400         4,373,100
Accrued royalty obligation, excluding
   current portion (note 10)                                           2,659,700         3,062,000

Deferred income taxes (note 4)                                         2,646,500         2,695,600
                                                                     -----------       -----------

           Total liabilities                                          33,946,500        28,642,800
                                                                     -----------       -----------

Commitments and contingent liabilities
 (notes 2, 3, 5, 6, 9 and 11)

Stockholders' equity: (note 13)
Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                                               --                --
   Common stock, $.10 par value per share;
    authorized 10,000,000 shares; issued
    2,564,182 shares in 1997 and 1996                                    256,400           256,400
   Additional paid-in capital                                          3,879,000         3,879,000
   Retained earnings                                                  17,483,300        15,609,000
                                                                     -----------       -----------
                                                                      21,618,700        19,744,400

   Less treasury stock, at cost, 56,600
    shares in 1997 and 1996                                              358,900           358,900
                                                                     -----------       -----------
           Total stockholders' equity                                 21,259,800        19,385,500
                                                                     -----------       -----------
                                                                     $55,206,300       $48,028,300
                                                                     ===========       ===========


           See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997                1996                1995
                                       ------------        ------------        ------------
Net sales (note 8)                     $ 67,700,500        $ 48,627,900        $ 55,402,100

Cost of sales                            40,315,600          28,280,000          30,741,700
                                       ------------        ------------        ------------

           Gross profit                  27,384,900          20,347,900          24,660,400

Operating expenses (note 12)             22,600,100          16,824,900          18,689,400
                                       ------------        ------------        ------------

           Operating income               4,784,800           3,523,000           5,971,000

Interest expense                         (1,513,400)           (919,900)           (935,400)
Interest income                              11,400               8,300               7,400
                                       ------------        ------------        ------------

           Income before
              income tax expense          3,282,800           2,611,400           5,043,000

Income tax expense (note 4)               1,258,100             995,900           1,919,000
                                       ------------        ------------        ------------

           Net income                  $  2,024,700        $  1,615,500        $  3,124,000
                                       ============        ============        ============

Per share information:

    Basic and diluted
     Net income per share              $        .81        $        .65        $       1.23
                                       ============        ============        ============


Weighted average number
    of shares                             2,507,829           2,472,883           2,546,471
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

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    ADDITIONAL
                                    COMMON            PAID-IN            RETAINED           TREASURY
                                    STOCK             CAPITAL            EARNINGS             STOCK                TOTAL
                                 ------------       ------------       ------------        ------------        ------------
Balance, January 1, 1995         $    233,100       $  1,688,200       $ 13,221,600        $         --        $ 15,142,900

  Net income                               --                 --          3,124,000                  --           3,124,000
  Treasury stock acquired                  --                 --                 --            (261,500)           (261,500)
                                 ------------       ------------       ------------        ------------        ------------

Balance, December 31, 1995            233,100          1,688,200         16,345,600            (261,500)         18,005,400

  Common stock dividend                23,300          2,190,800         (2,214,100)                 --                  --
  Cash dividends on common
   stock ($.06 per share)                  --                 --           (138,000)                 --            (138,000)
  Net income                               --                 --          1,615,500                  --           1,615,500
  Treasury stock acquired                  --                 --                 --             (97,400)            (97,400)
                                 ------------       ------------       ------------        ------------        ------------

Balance, December 31, 1996            256,400          3,879,000         15,609,000            (358,900)         19,385,500


  Cash dividends on common
   stock ($.06 per share)                  --                 --           (150,400)                 --            (150,400)
  Net income                               --                 --          2,024,700                  --           2,024,700
                                 ------------       ------------       ------------        ------------        ------------


Balance, December 31, 1997       $    256,400       $  3,879,000       $ 17,483,300        $   (358,900)       $ 21,259,800
                                 ============       ============       ============        ============        ============

           See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



INCREASE (DECREASE) IN CASH                           1997               1996                1995
                                                   -----------        -----------        -----------
Cash flows from operating activities:
   Net income                                      $ 2,024,700        $ 1,615,500        $ 3,124,000
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization
           of property, plant and equipment          2,256,900          2,204,300          2,098,700
       Amortization of intangible
           assets                                      475,700            144,800          1,316,600
        Changes in assets and liabilities
           associated with operations:
             Increase in receivables                (4,957,300)        (1,242,700)            (5,400)
             Increase in inventories                (1,587,600)        (3,080,700)        (1,051,700)
             Decrease (increase)
               in prepaid expenses                    (382,000)           (72,600)           348,700
             Increase (decrease) in
               accounts payable                        782,900            191,500            (80,800)
             Increase (decrease) in other
               payables and accrued expenses        (2,036,400)           852,100         (2,279,100)
             Increase (decrease) in
               deferred income taxes                   (49,100)          (226,900)           105,200
                                                   -----------        -----------        -----------
                     Net cash provided by
                       (used in)operating
                        activities                  (3,472,200)           385,300          3,576,200
                                                   -----------        -----------        -----------
Cash flows from investing activities:
   Capital expenditures                             (2,768,400)        (1,451,400)          (755,000)
   Additions to intangible assets                      (33,100)           (76,200)          (226,500)
   Net increase in other
     noncurrent assets                                 (68,000)          (150,000)          (123,800)
                                                   -----------        -----------        -----------
             Net cash used in
                 investing activities               (2,869,500)        (1,677,600)        (1,105,300)
                                                   -----------        -----------        -----------

                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



INCREASE (DECREASE) IN CASH                       1997              1996               1995
                                              -----------        -----------        -----------
Cash flows from financing activities:
   Net borrowings (repayments) under
     line of credit agreement                   7,100,000        $ 3,100,000        $(4,100,000)
   Proceeds from issuance of
     long-term debt                             1,884,800             96,600          3,702,300
   Principal payments on long-term debt        (2,378,500)        (1,368,100)        (1,797,800)
   Acquisition of treasury stock                       --            (97,400)          (261,500)
   Payment of cash dividends                     (150,400)          (138,000)                --
               Net cash provided by
                 (used in) financing            6,455,900          1,593,100         (2,457,000)
                                              -----------        -----------        -----------
                  activities

            Net increase in cash                  114,200            300,800             13,900


Cash at beginning of year                         632,400            331,600            317,700
                                              -----------        -----------        -----------

Cash at end of year                           $   746,600        $   632,400        $   331,600
                                              ===========        ===========        ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                 $ 1,562,800        $   851,500        $ 1,011,100
     Income taxes                               1,721,000          1,630,900          1,119,800
                                              ===========        ===========        ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 15, 1996, the Company distributed 233,058 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of February 29, 1996. As a result of the stock dividend, Common Stock was increased by $23,300, additional paid-in capital was increased by $2,190,800, and retained earnings was decreased by $2,214,100.

In December 1996, the Company completed the acquisition of an established product line from a large chemical manufacturer (see note 10). In connection with the acquisition, the Company recorded costs in excess of net assets acquired and other intangible assets in the amount of $4,662,000 in consideration of a minimum royalty obligation in the same amount.

 See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufacturers and formulates chemicals for crops, human and animal protection. One of the Company's subsidiaries, GemChem, Inc., procures certain raw materials used in the Company's manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products. The consolidated financial statements include the accounts of American Vanguard Corporation ("Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Long-lived Assets

Intangible assets resulting from business acquisitions (see note 10), consist of cost in excess of net assets (goodwill) acquired and other intangible assets, including customer lists, product registrations, trademarks and contracts. These intangible assets are being amortized on a straight-line basis over the period of an expected benefit of years. Management has a policy to review intangible assets and productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation or amortization) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

Revenue Recognition

Sales are recognized upon shipment of products or transfer of title to the customer.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Depreciation

Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

Fair Value of Financial Instruments


The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments.

The fair value of the Company's long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company's long-term debt and note payable to bank.

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

Per Share Information

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase 174,400 shares of the Company's common stock, are exercised. These options were anti-dilutive in 1997, 1996 and 1995, and, as such, dilutive EPS amounts are the same as basic EPS for all periods presented. No prior year EPS amounts have been restated as a result of SFAS 128. EPS have been retroactively restated to reflect a 10% common stock dividend payable March 15, 1996 to common stockholders of record as of February 29, 1996.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. Adoption of SFAS No. 129 did not have an impact on the Comapny's financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services, and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations. The Company believes it may have expanded disclosures, in the future, with respect to certain of these items.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(1)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1997 and 1996 consists of the following:

                                                                       ESTIMATED
                                           1997            1996        USEFUL LIVES
                                       ----------       ----------     ------------
Land                                  $ 2,382,600      $ 2,382,600
Buildings and improvements              4,573,600        3,812,300     10 to 30 years
Machinery and equipment                22,864,000       20,677,000      3 to 10 years
Office furniture and fixtures           1,128,800        1,031,400      3 to 10 years
Automotive equipment                      105,000          105,000      3 to  6 years
Construction in progress                  926,200        1,203,500
                                       ----------       ----------
                                       31,980,200       29,211,800
Less accumulated depreciation          18,541,200       16,284,300
                                       ----------       ----------

                                      $13,439,000      $12,927,500
                                      ===========      ===========

(2)   LONG-TERM DEBT

Long-term debt of the Company at December 31, 1997 and 1996 is summarized as follows:

                                                        1997             1996
                                                     ----------       ----------
Note payable, secured by certain real
   property, payable in 60 fixed
  monthly installments of $87,500
  commencing January 1, 1996,
   plus interest at prime plus .5%
(prime was 8.5% at December 31, 1997), with
   remaining unpaid principal
   due December 1, 2000                              $3,062,500       $4,112,500
Note payable, refinanced in November
   1997 secured by certain real
   property, payable in 83 fixed
   monthly installments of $6,125,
   plus interest at prime with remaining
   unpaid principal due October 15, 2004              1,831,400        1,266,500
Note payable, secured by certain real property,
   payable in 60 monthly principal and
   interest installments of $923 with
   remaining unpaid principal due
   July 1, 2001, interest rate at 8.00%                  91,300           94,900
Obligations under capitalized
   leases (see note 5)                                   54,700           59,700
                                                     ----------       ----------
                                                      5,039,900        5,533,600
Less current installments                             1,059,500        1,160,500
                                                     ----------       ----------

                                                     $3,980,400       $4,373,100
                                                     ==========       ==========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Approximate principal payments on long-term debt mature as follows:

                      1998                         $1,059,500
                      1999                          1,136,600
                      2000                          1,138,000
                      2001                            163,300
                      2002                             78,600
                      Thereafter                    1,463,900
                                                   ----------
                                                   $5,039,900

(3)      NOTE PAYABLE TO BANK

         Under a credit agreement with a bank as amended on July 31, 1997, the Company may borrow up to $20,500,000. The note bears interest at a rate of prime plus .25% (prime was 8.5% at December 31, 1997), which is payable monthly. Additionally, the Company, at its option, may pay a fixed rate of interest offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on July 31, 1999. The Company had $6,400,000 available under this credit agreement as of December 31, 1997. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 1997. The balance outstanding at December 31, 1997 was $14,100,000. The average amount outstanding during the years ended December 31, 1997 and 1996 was $13,288,600 and $4,423,500.
         The weighted average interest rate during the years ended December 31, 1997 and 1996 was 8.14% and 8.17%.

(4)      INCOME TAXES

         The components of income tax expense are:

                                     1997               1996                1995
                                  -----------        -----------        -----------
Current:
   Federal                        $   997,800        $   936,400        $ 1,255,400
   State                              197,600            285,200            539,800
   Other, primarily foreign             8,200              1,200             18,600

Deferred:
   Federal                            (20,700)          (134,000)           242,300
   State                               75,200            (92,900)          (137,100)
                                  -----------        -----------        -----------

                                  $ 1,258,100        $   995,900        $ 1,919,000
                                  ===========        ===========        ===========

         Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                     1997               1996                1995
                                  -----------        -----------        -----------
Computed tax provision at
 statutory Federal rates          $ 1,116,200        $   887,900        $ 1,714,600
Increase (decrease) in
 taxes resulting from:
   State taxes, net of
    Federal income tax
    benefit                           180,800            144,000            300,600
   Nondeductible expenses              35,900             28,000             33,000

   Other (primarily foreign
   taxes)                               8,200              1,900             18,600
   Benefit of research and
    development and
   alternative minimum
   tax credits                        (83,000)           (65,900)          (147,800)
                                  -----------        -----------        -----------
                                  $ 1,258,100        $   995,900        $ 1,919,000
                                  ===========        ===========        ===========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 1997 and 1996 relate to the following:

                                                1997               1996
                                             -----------        -----------
Plant and equipment, principally due
 to differences in depreciation and
 capitalized interest                        $ 2,654,800        $ 3,222,400
Inventories, principally due to
 additional costs inventoried for
 tax purposes pursuant to the Tax
 Reform Act of 1986                             (307,800)          (285,300)
State income taxes                               (91,900)           (73,000)
Vacation pay accrual                            (113,500)           (94,300)
Imputed interest on royalty obligation            85,800                 --
Discount on accounts receivable                  433,000                 --
Accrual for railroad remediation                      --            (60,200)
Other                                            (13,900)           (14,000)
                                             -----------        -----------

   Net deferred income tax liability         $ 2,646,500        $ 2,695,600
                                             ===========        ===========


         The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(5)      LEASES

         The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

         Property, plant and equipment include the following leased property under capital leases by major classes:

          Machinery and equipment       $ 84,800
          Office furniture and fixtures   90,900
                                          ------
                                         175,700
          Less accumulated depreciation   80,900
                                          ------

                                        $ 94,800
                                        ========

The following is a schedule of future minimum lease payments for capital leases as of December 31, 1997

 Year ending December 31:


                             1998            $ 24,400
                             1999              12,500
                             2000              12,500
                             2001              12,500
                             2002               5,100
                                             --------

     Total minimum lease payments              67,000

Less amount representing interest              12,300
     Present value of net minimum
      lease payments                         $ 54,700
                                             ========


                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(6)      LITIGATION AND ENVIRONMENTAL

         DBCP LAWSUITS

         A. California Matters

         In 1997, Amvac was served with a Complaints in two actions filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. and the County of San Joaquin v. Shell Oil Co., et. al. Both Complaints allege property damage resulting from DBCP contamination of water supply. Both suits name as defendants Shell Oil Company, Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, and Velsicol Chemical Company. In Sultana Plaintiff has not produced documentation to support its claim for damage. Any damages proven may be significantly offset by Plaintiff's receipt of a Government grant for a new well. In County of San Joaquin discovery is proceeding slowly and the claims are subject to a statute of limitation defense. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

         B. Hawaii Matters

         AMVAC and the Company were served with Complaints, on February 7, 1997 and March 4, 1997 respectively, in which each was named as a Defendant in the action filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit also names as defendants Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Compliant alleges property damage resulting from DBCP contamination of the Board's water wells. Jurisdictional disputes have delayed any formal discovery and there remain numerous procedural defenses. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

         On October 20, 1997, AMVAC was served with a Complaint in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii entitled Patrickson, et.al. v. Dole Food Co., et.al. alleging damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands,

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Chiquita Brands International, Martrop Trading corporation, and Del Monte Fresh Produce. The case has been removed to U.S. District Court. Defendants are waiting for the Court's ruling on their Motion to Dismiss based on numerous procedural grounds. It is currently impossible to predict the outcome or the cost that will be involved in the defense of this matter.

C.       Mississippi Matters

         On May 30,1996, AMVAC was served with five Complaints in which it is named as a Defendant. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. Three of the cases were conditionally dismissed. Another case was closed for administrative purposes due to its similarity to the other matters. Only one case is still open but no substantive activity has occurred since its filing. It is currently impossible to predict the outcome or the cost that will be involved in the defense of these matters.

         PHOSDRIN(R) LAWSUIT

         On September 21, 1995, AMVAC was served with a complaint filed in the Superior Court of King County, Washington on September 12, 1995 entitled Ricardo Ruiz Guzman, et. al. v. Amvac AMVAC Chemical Corporation, et. al. (the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiffs farm workers' alleged injuries from their exposure to the pesticide Phosdrin(R). On October 14, 1997 the Court dismissed with prejudice all Plaintiff's claims against AMVAC. Plaintiffs have appealed the judgement to the United States Court of Appeals for the Ninth Circuit. It is currently impossible to predict the outcome of the matter. AMVAC's carrier has assumed costs of the appeal.

         NAA DATA TRADE SECRET

         On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 25, 1996, defendants Termilind and Inchema asserted counterclaims against AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortious interference, defamation, and breach of

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         contract. Termilind and Inchema seek treble damages in the amount of $6 million for the antitrust claims, and compensatory damages in the amount of $2 million, together with punitive and exemplary damages. On November 1, 1996, AMVAC filed a demand for arbitration with the American Arbitration Association seeking approximately $8 million in compensation from Termilind. It is impossible to predict the outcome or the cost that will be involved with this matter.

         ENVIRONMENTAL

         During 1997 AMVAC continued activities to address environmental conditions at the railroad right-of-way which is located adjacent to AMVAC's Commerce California facility (the "Facility"). The railroad right-of-way is jointly owned by the Union Pacific Railroad and the Burlington Northern and Santa Fe Railway Company, and is managed on behalf of both companies by the latter. The site investigation and remediation activities have been conducted pursuant to a January 10, 1996, enforceable agreement and order entered into by AMVAC and the California Department of Toxic Substances Control ("DTSC").

         A site investigation and health risk assessment were conducted and completed by AMVAC during the first two quarters of 1997. AMVAC prepared a draft Remedial Action Plan ("RAP") in May, 1997 which evaluated several options for remediating soils at the railroad right-of-way. The RAP concluded that the most appropriate option for remediation was the excavation and offsite disposal of soils which exceeded risk-based cleanup levels. DTSC approved the draft RAP on June 25, 1997. Remedial activities commenced on July 4, 1997 and were completed on July 12, 1997. A post-remediation report was prepared by AMVAC and submitted to DTSC on October 13, 1997. AMVAC is currently awaiting DTSC approval of the remedial activities.

         In March, 1997 the Facility was accepted into the DTSC's Expedited Remedial Action Program ("ERAP"). The remaining environmental investigation and any remediation activities related to the ten underground storage tanks at the Facility which had been closed in 1995 will be addressed by AMVAC under ERAP. Soil characterization activities at other areas of the Facility are expected to commence in the second or third quarter of 1998 and to be conducted in phases over the next two to three years. These activities are required at all facilities which currently have, or in the past had, hazardous waste management permits. Because AMVAC previously held a hazardous waste storage permit, AMVAC is subject to these requirements.

         The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations. As part of its continuing environmental program, except as disclosed above, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

         The Company continues to make compliance with environmental requirements an important company policy. As environmental quality requirements and standards become stricter, the Company may have to incur additional substantial costs to maintain regulatory compliance.

(7)      EMPLOYEE DEFERRED COMPENSATION PLAN

         The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee's election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute an additional 15% of their salaries of which the Company will match 50% of the first 6% of the additional contribution. The Company's contributions to the Plan amounted to approximately $195,100, $196,600 and $175,100 in 1997, 1996 and 1995.


(8)      MAJOR CUSTOMERS AND EXPORT SALES

         In 1997, there were sales to a major customer that accounted for 29% of the Company's consolidated sales. In 1996, there were two major customers that accounted for 33% and 10% of the Company's consolidated sales. The Company had sales to four major customers that accounted for 24%, 14%, 11%, and 10% of the Company's consolidated sales in 1995.

         Export sales were $6,646,000, $3,535,500 and $3,374,700 for 1997, 1996 and 1995.

(9)      ROYALTIES

         The Company has various royalty agreements in place extending through December 2003, some of which relate to the Company's acquisition of certain products. Royalty expenses were $426,700, $416,900 and $786,800 for 1997, 1996 and 1995.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(10)     BUSINESS ACQUISITIONS

         In December 1996, the Company completed the acquisition of an established product line from a large chemical manufacturer. The Company acquired all of the seller's existing product as of December 31, 1996 for an agreed upon value of $1,463,800 as well as intangible assets, including customer lists, existing contracts and product registrations and trademarks with an agreed upon value of $1,538,500. In consideration of the above, the Company paid cash for the existing product and recorded a minimum obligation of $4,662,000. As a result of the above, the Company has recorded costs in excess of net assets acquired (goodwill) in the amount of $3,123,500. Pro forma financial statements are not presented since the financial position and results of operations of the product line acquired are not material in relation to the Company.

(11)     COMMITMENTS

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

         The Company also has an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced September 16, 1996 and expires August 31, 1999. The employment agreement originally provided for an annual salary of $170,000 which amount was adjusted to $181,488 effective January 1, 1998. Annual increases are at the discretion of the Board of Directors but shall not be less than the increase in an agreed upon cost of living index.

         Amounts to be paid under the aforementioned consulting and employment agreements are summarized as follows:

                         Year ending
                         December 31,

                             1998              470,200
                             1999              334,500
                             2000              108,300
                                             ---------
                                             $ 913,000
                                             =========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         In July 1995, the Company entered into a noncancellable operating sublease for its corporate headquarters expiring in October 1999. The lease contains a provision to pass through to the Company the Company's pro rata share of the building's operating expenses commencing July 1, 1996 in excess of the amount passed through to the sublandlord during the first year of the sublease. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $131,800, $131,800 and $49,400.
         Future minimum lease payments under the terms of the sublease are as follows:

                         Year ending
                         December 31,

                             1998                   131,800
                             1999                   109,800
                                                    -------
                                                   $241,600
                                                   ========

(12)     RESEARCH AND DEVELOPMENT

         Research and development expenses were $2,241,300, $1,932,700 and $3,717,400 for the years ended December 31, 1997, 1996 and 1995.

(13)     SUBSEQUENT EVENT

         On March 4, 1998, the Company announced that the Board of Directors declared a cash dividend of $.07 per share. The dividend will be distributed on March 25, 1998 to stockholders of record as of March 13, 1998.

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

                                                                                         Page
                                                                                     Sequentially
                                                                                       Numbered
                                                                                       --------

         2.1      Purchase and Sales Agreement dated November
                  15, 1993, between Amvac Chemical Corporation
                  and E.I. du Pont de Nemours and Company.4                                --

         3.1      Certificate of Incorporation of
                  Registrant.1                                                             --

         3.2      Bylaws of Registrant (as amended as of
                  January 14, 1993).3                                                      --

         4.1      Specimen Certificate of Common Stock.2                                   --

        10.1      Indemnification Agreement dated January 6, 1993
                  between Registrant and each of its officers and
                  directors.3                                                              --

        10.2      Line of Credit Agreement dated June 18, 1991, related
                  amendments one through eight between the Registrant and Sanwa
                  Bank California and related
                  Security Agreement.3                                                     --

        10.3      Line of Credit Agreement dated April 30, 1993, and related amendments, between the Registrant and Sanwa Bank California
                  and
                  related Security Agreement.5                                             --

        10.4      Line of Credit Agreement dated April 14, 1994, and related amendments, between the Registrant and Sanwa Bank California and related Security
                  Agreement.6                                                              --

        10.5      Employment Agreement between American Vanguard
                  Corporation and Eric G. Wintemute.6                                      --

        10.6      Employment Agreement between American Vanguard
                  Corporation and Alfred J. Moskal.6                                       --

        10.7      Employment Agreement between American Vanguard
                  Corporation and Robert F. Gilbane.(6)                                    --

        10.8      Agreement and General Release between American
                  Vanguard Corporation and Herbert A. Kraft.(6)                            --

        10.9      Agreement and General Release between American
                  Vanguard Corporation and Glenn A. Wintemute.(6)                          --

        10.10     American Vanguard Corporation
                  1994 Stock Incentive Plan.(7)                                            --

        10.11     Amended and Restated Credit Agreement dated September 12,
                  1995, and related documents between the Registrant and
                  Sanwa Bank California.(8)                                                --

        21.       List of Subsidiaries of Registrant.                                      56

        27.       Financial Data Schedule                                                  57



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