Form 10-Q
period 1998-03-31
AMERICAN VANGUARD CORP
filed 1998-05-15
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________
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

      Common Stock, $.10 Par Value -- 2,507,582 shares as of March 31, 1998

                          AMERICAN VANGUARD CORPORATION


                                      INDEX


PART I - FINANCIAL INFORMATION                                                     Page Number
                                                                                   -----------
      Item 1.

         Financial Statements:

            Consolidated Statements of Operations
               for the three months ended
               March 31, 1998 and 1997                                                    1

            Consolidated Balance Sheets
               as of March 31, 1998, and
               December 31, 1997                                                          2

            Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1998 and 1997                                                    4

            Notes to Consolidated Financial
               Statements                                                                 6

      Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                                 8

PART II - OTHER INFORMATION                                                              12

SIGNATURE PAGE                                                                           13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    For the three months
                                                       ended March 31
                                             ----------------------------------
                                                 1998                  1997
                                             ------------          ------------
Net sales                                    $ 10,793,000          $ 10,583,600
Cost of sales                                   6,634,300             6,431,800
                                             ------------          ------------

        Gross profit                            4,158,700             4,151,800

Operating expenses                              4,133,500             3,881,000
                                             ------------          ------------

        Operating income                           25,200               270,800

Interest expense                                 (454,000)             (355,700)
Interest income                                     1,300                 4,700
                                             ------------          ------------

        Loss before income tax                   (427,500)              (80,200)

Income tax benefit                                171,000                24,100
                                             ------------          ------------

        Net loss                             $   (256,500)         $    (56,100)
                                             ============          ============


Basic and diluted
  net income per common share                $       (.10)         $       (.02)
                                             ============          ============


Weighted average number
  of shares outstanding                         2,507,582             2,507,582
                                             ============          ============



                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                 March 31,            Dec. 31,
                                                   1998                 1997
                                                -----------          -----------
                                                (Unaudited)            (Note)

Current assets:
 Cash                                           $   879,500          $   746,600


 Receivables:
    Trade                                        20,248,100           21,244,600
    Other                                           871,800              441,400
                                                -----------          -----------
                                                 21,119,900           21,686,000
                                                -----------          -----------


 Inventories                                     14,270,600           12,937,900
 Prepaid expenses                                   851,500            1,035,600
                                                -----------          -----------


         Total current assets                    37,121,500           36,406,100


Property, plant and
 equipment, net                                  13,042,600           13,439,000


Land held for development                           210,800              210,800


Cost in excess of assets
 acquired, net                                    3,230,100            3,290,500


Other intangible assets, net                      1,531,300            1,571,200


Other assets                                        412,500              288,700
                                                -----------          -----------


                                                $55,548,800          $55,206,300
                                                ===========          ===========


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,           Dec. 31,
                                                    1998                1997
                                                 -----------         -----------
                                                 (Unaudited)           (Note)
Current liabilities:
 Current installments of
  long-term debt                                 $ 1,139,900         $ 1,059,500
 Accounts payable                                  4,784,600           3,785,200
 Accrued expenses                                  2,467,400           3,561,100
 Accrued royalty obligation -
  current portion                                  1,600,000           1,600,000
 Income taxes payable                                 14,800             554,100
                                                 -----------         -----------


        Total current liabilities                 10,006,700          10,559,900

Notes payable to bank                             16,200,000          14,100,000
Long-term debt, excluding
 current installments                              3,696,300           3,980,400
Accrued royalty obligation -
 excluding current portion                         2,171,500           2,659,700
Deferred income taxes                              2,646,500           2,646,500
                                                 -----------         -----------

        Total liabilities                         34,721,000          33,946,500
                                                 -----------         -----------

Stockholders' Equity:
 Preferred stock, $.10
  par value per share
  Authorized 400,000
  shares; none issued                                     --                  --

 Common stock, $.10 par
  value per share
  Authorized 10,000,000
  shares; issued and
  outstanding 2,564,182
  shares                                             256,400             256,400

 Additional paid-in
  capital                                          3,879,000           3,879,000
 Retained earnings                                17,051,300          17,483,300
                                                 -----------         -----------
                                                  21,186,700          21,618,700
 Treasury stock at cost
  (56,600 shares)                                    358,900             358,900
                                                 -----------         -----------

        Total stockholders' equity                20,827,800          21,259,800
                                                 -----------         -----------

                                                 $55,548,800         $55,206,300
                                                 ===========         ===========

 Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date (Note 1).


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

Increase (decrease) in cash                              1998                1997
                                                      -----------         -----------
Cash flows from operating activities:
   Net loss                                           $  (256,500)        $   (56,100)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Depreciation and amortization                      705,900             678,500
       Changes in assets and liabilities
         associated with operations:
           Decrease (increase) in
             receivables                                  566,100          (1,710,000)
           Increase in
             inventories                               (1,332,700)         (3,408,100)
           Decrease (increase) in
             prepaid expenses                             184,100            (502,600)
           Increase in
             accounts payable                             999,400           1,198,300
           Decrease in other payables
             and accrued expenses                      (2,121,200)         (3,341,700)
                                                      -----------         -----------

                 Net cash used in
                   operating activities                (1,254,900)         (7,141,700)
                                                      -----------         -----------

Cash flows from investing activities:
  Capital expenditures                                   (192,000)           (340,000)
  Increase in deferred charges                                 --              (1,600)
  Net increase in other noncurrent
    assets                                               (141,000)             (2,700)
                                                      -----------         -----------

                 Net cash used in
                   investing activities                  (333,000)           (344,300)
                                                      -----------         -----------



                                   (Continued)



                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                                                   1998                1997
                                                -----------         -----------
Cash flows from financing activities:
  Net additions under
    line of credit agreement                    $ 2,100,000         $ 7,564,000
  Principal payments on long-term debt             (203,700)           (218,000)
  Payment of cash dividends                        (175,500)           (150,400)
                                                -----------         -----------

                 Net cash provided by
                  financing activities            1,720,800           7,195,600
                                                -----------         -----------

                 Net increase (decrease)
                   in cash                          132,900            (290,400)

Cash at beginning of year                           746,600             632,400
                                                -----------         -----------

Cash at end of period                           $   879,500         $   342,000
                                                ===========         ===========



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.      Inventories - The components of inventories consist of the following:

                                      March 31, 1998       December 31, 1997
                                      --------------       -----------------
        Finished Products               $10,393,800          $ 9,847,700
        Raw Materials                     3,876,800            3,090,200
                                        -----------          -----------

                                        $14,270,600          $12,937,900
                                        ===========          ===========

3. Property, plant and equipment at March 31, 1998 and December 31, 1997, consists of the following:

                                              March 31,         December 31,
                                                1998               1997
                                             -----------        -----------
        Land                                 $ 2,382,600        $ 2,382,600
        Buildings and improvements             4,673,700          4,573,600
        Machinery and equipment               23,218,300         22,864,000
        Office furniture and fixtures          1,135,500          1,128,800
        Automotive equipment                     105,000            105,000
        Construction in progress                 657,100            926,200
                                             -----------        -----------
                                              32,172,200         31,980,200
        Less accumulated depreciation         19,129,600         18,541,200
                                             -----------        -----------

                                             $13,042,600        $13,439,000
                                             ===========        ===========

4. On March 4, 1998, the Company announced that the Board of Directors declared a cash dividend of $.07 per share. The dividend was paid on March 25, 1998 to stockholders of record as of March 13, 1998.

        On March 12, 1997, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was paid on March 31, 1997 to stockholders of record as of March 20, 1997.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of commons stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase 166,200 shares of the Company's common stock are exercised. These options were anti-dilutive for the periods ended March 31, 1998 and 1997, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

6. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 1998, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31:

Net sales increased $209,400 or 2% to $10,793,000 for the quarter ended March 31, 1998 from $10,583,600 for the same period in 1997.

Gross profits increased to $4,158,700 for the three months ended March 31, 1998 from $4,151,800 for the same period in 1997. The gross profit percentage declined to 38.5% for the quarter ended March 31, 1998 from 39.2% for the same period in 1997. The decrease in the gross profit percentage was primarily attributable to the sales mix of the Company's products.

Operating expenses, which are net of other income, increased by $252,500 to $4,133,500 for the quarter ended March 31, 1998 as compared to $3,881,000 for the same period in 1997.

The differences in operating expenses by specific departmental costs are as follows:

        -      Selling and Regulatory:

               Selling and regulatory expenses increased by $130,200 to $1,248,500 from $1,118,300 for the prior year first quarter. The primary reason for the increase was an increase in payroll and payroll related costs. As previously reported, the Company, in order to support and grow the Vapam product line, as well as certain other product lines, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. The majority of the hiring took place during the latter part of the quarter ended March 31, 1997.

        -      General, Administrative and Corporate:

               General and administrative expenses increased $262,500 to $1,251,700 from $989,200 for the first quarter of 1997 primarily due to increases in legal expenses (related to expenses incurred in actions in which the Company is the plaintiff) and payroll and payroll related costs.

        -      Research and Development:

               Research and development expenses decreased by $105,900 to $790,500 as compared to the prior year first quarter's level of $896,400 primarily due to a decrease in costs incurred to generate scientific data related to registration of the Company's products.

        -      Freight, Delivery and Storage/Warehousing:

               Freight, delivery, storage and warehousing costs remained relatively unchanged with a modest decrease of $34,300 to $842,800 in the first quarter of 1998 as compared to $877,100 in the first quarter of 1997. This modest decrease was due to the product mix of sales and their related delivery costs.

Interest costs were $454,000 during the three months ended March 31, 1998 as compared to $355,700 for the same period in 1997. The average level of borrowing under the Company's fully-secured revolving line of credit increased by $4,834,800 to $16,482,200 for the first quarter of 1998 as compared to $11,647,400 for the same period in 1997. The average level of other long-term debt decreased by $528,600 to $4,896,000 for the first quarter ended March 31, 1998 from $5,424,600 for the same period in 1997. On a combined basis the Company's average debt for the first quarter of 1998 was $21,378,200 as compared to $17,072,000 for the first quarter of 1997. As interest rates have remained relatively stable (on a quarter-to-quarter comparison), the increase in interest costs is directly related to the increase in combined average debt levels for the quarter ended March 31, 1998 as compared to the same period in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $27,114,800 as of March 31, 1998 reflecting a $1,268,600 improvement over working capital of $25,846,200 as of December 31, 1997.

The Company used cash in operating activities of $1,254,900 in the first quarter of 1998 primarily to build inventory and reduce accrued expenses. Inventories increased by $1,332,700 during the first quarter in anticipation of product demand during the spring and summer months of 1998. Accrued expenses declined by $2,121,200 during the first quarter due to payments of income taxes, product rebates and royalties, and other sales related expenses.

The Company also invested $192,000 in capital expenditures and increased its other non-current assets by $141,000.

The Company procured cash from its financing activities of $1,720,800 through an increase in borrowing of $2,100,000 under the Company's fully-secured revolving line of credit, while it made principal payments of $203,700 related to its long-term debt and paid $175,500 in cash dividends.

The Company had $4,300,000 in availability under its fully- secured $20,500,000 revolving line of credit as of March 31, 1998.

Effective May 7, 1998, the Company's fully-secured line of credit was increased to $24,000,000 and the expiration date was extended to July 31, 2000.

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs during the remainder of 1998. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

This Report may contain forward-looking statements and may include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements (if any) and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        Exhibit 27 - FDS

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERICAN VANGUARD CORPORATION



Dated:  May 14, 1998                    By:     /s/ Eric G. Wintemute
                                                --------------------------------
                                                Eric G. Wintemute
                                                President,
                                                Chief Executive Officer
                                                and Director



Dated:  May 14, 1998                    By:     /s/ J. A. Barry
                                                --------------------------------
                                                J. A. Barry
                                                Senior Vice President
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
  27                Financial Data Schedule