Form 10-Q
period 1998-06-30
AMERICAN VANGUARD CORP
filed 1998-08-13
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO_________


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


                                 (949) 260-1200
                                 --------------
              (Registrant's telephone number, including area code)


 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X    No
                          -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value -- 2,507,582 shares as of July 31, 1998.

                          AMERICAN VANGUARD CORPORATION


                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                               Page Number
                                                             -----------
    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and six months ended
          June 30, 1998 and 1997                                  1

        Consolidated Balance Sheets
          as of June 30, 1998 and
          December 31, 1997                                       2

        Consolidated Statements of Cash Flows
          for the six months ended
          June 30, 1998 and 1997                                  4

        Notes to Consolidated Financial
          Statements                                              6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                             8

PART II - OTHER INFORMATION                                      13

SIGNATURE PAGE                                                   14

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                        For the three months             For the six months
                                           ended June 30                   ended June 30
                                   ---------------------------      --------------------------
                                       1998           1997              1998           1997
                                       ----           ----              ----           ----
Net sales                          $14,060,500     $15,962,700      $24,853,500    $26,546,300
Cost of sales                        8,524,700       8,625,600       15,159,000     15,057,400
                                   -----------     -----------      -----------    -----------

     Gross profit                    5,535,800       7,337,100        9,694,500     11,488,900

Operating expenses                   5,360,800       5,757,400        9,494,300      9,638,400
                                   -----------     -----------      -----------    -----------

     Operating income                  175,000       1,579,700          200,200      1,850,500

Interest expense                      (472,800)       (430,700)        (926,800)      (786,400)
Interest income                          1,100           2,200            2,400          6,900
                                   -----------     -----------      -----------    -----------

     Income (loss) before
       income taxes                   (296,700)      1,151,200         (724,200)     1,071,000

Income taxes
   benefit (expense)                   118,700        (463,100)         289,700       (439,000)
                                   -----------     -----------      -----------    -----------

     Net income (loss)             $  (178,000)    $   688,100      $  (434,500)   $   632,000
                                   ===========     ===========      ===========    ===========
Per share information:

     Net income (loss)             $      (.07)    $       .27      $      (.17)   $       .25
                                   ===========     ===========      ===========    ===========
Weighted average number
     of shares                       2,507,582       2,507,582        2,507,582      2,507,582
                                   ===========     ===========      ===========    ===========


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                           June 30,              Dec. 31,
   ASSETS (NOTE 6)                           1998                  1997
                                         -----------           -----------
                                         (Unaudited)              (Note)
Current assets:
 Cash                                    $   635,300           $   746,600

 Receivables:
  Trade                                   18,403,400            21,244,600
  Other                                      601,400               441,400
                                         -----------           -----------
                                          19,004,800            21,686,000
                                         -----------           -----------

 Inventories (note 2)                     16,613,400            12,937,900
 Prepaid expenses                            886,900             1,035,600
                                         -----------           -----------

             Total current assets         37,140,400            36,406,100

Property, plant and
 equipment, net (note 3)                  12,474,400            13,439,000

Land held for development                    210,800               210,800

Cost in excess of assets
 acquired, net                             3,169,700             3,290,500

Deferred charges, net                      1,541,300             1,571,200

Other assets                               1,148,700               288,700
                                         -----------           -----------

                                         $55,685,300           $55,206,300
                                         ===========           ===========

                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                June 30,              Dec. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1998                  1997
                                              -----------           -----------
                                               (Unaudited)             (Note)
Current liabilities:
 Current installments of
  long-term debt                              $ 1,138,500           $ 1,059,500
 Accounts payable                               3,844,000             3,785,200
 Accrued expenses                               2,328,000             3,561,100
 Accrued royalty obligation
  current portion                               1,600,000             1,600,000
 Income taxes payable                                  --               554,100
                                              -----------           -----------

           Total current liabilities            8,910,500            10,559,900

Note payable to bank                           18,600,000            14,100,000
Long-term debt, excluding
 current installments                           3,412,200             3,980,400
Accrued royalty obligation,
 excluding current portion                      1,466,300             2,659,700
Deferred income taxes                           2,646,500             2,646,500
                                              -----------           -----------

           Total liabilities                   35,035,500            33,946,500
                                              -----------           -----------

Stockholders' Equity: (note 4)
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                                  --                    --

 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; 2,564,182
  shares issued                                   256,400               256,400

 Additional paid-in
  capital                                       3,879,000             3,879,000
 Retained earnings                             16,873,300            17,483,300
                                              -----------           -----------
                                               21,008,700            21,618,700
 Treasury stock at cost
  (56,600 shares)                                 358,900               358,900
                                              -----------           -----------
           Total stockholders' equity          20,649,800            21,259,800
                                              -----------           -----------
                                              $55,685,300           $55,206,300
                                              ===========           ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date (note 1).

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

Increase (decrease) in cash                             1998                      1997
                                                        ----                      ----
Cash flows from operating activities:
  Net income (loss)                                 $  (434,500)              $   632,000
  Adjustments to reconcile net
    income (loss) to net cash used in
    operating activities:
      Depreciation and amortization                   1,561,000                 1,353,800
      Changes in assets and liabilities
        associated with operations:
          Decrease (increase) in receivables          2,681,200                  (459,800)
          Increase in inventories                    (3,675,500)               (6,072,300)
          Decrease (increase) in
              prepaid expenses                          148,700                  (368,600)
          Increase in
              accounts payable                           58,800                 2,815,700
          Decrease in other payables
              and accrued expenses                   (2,980,600)               (2,756,700)
                                                    -----------               -----------

                 Net cash used in
                   operating activities              (2,640,900)               (4,855,900)
                                                    -----------               -----------

Cash flows from investing activities:
  Capital expenditures                                 (381,200)                 (856,700)
  Increase in deferred charges                         (120,000)                   (1,600)
  Net increase in other
    noncurrent assets, primarily deposits              (804,500)                   (8,000)
                                                    -----------               -----------

                 Net cash used in
                   investing activities              (1,305,700)                 (866,300)
                                                    -----------               -----------



                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


Increase (decrease) in cash                              1998                      1997
                                                         ----                      ----
Cash flows from financing activities:
  Net borrowings under line of
    credit agreement                                  $4,500,000                $7,464,000
  Increase in long-term debt                                  --                    47,300
  Principal payments on long-term debt                  (489,200)                 (621,000)
  Payment of cash dividends                             (175,500)                 (150,400)
                                                      ----------                ----------
                 Net cash provided by
                     financing activities              3,835,300                 6,739,900
                                                      ----------                ----------
                 Net increase (decrease)
                     in cash                            (111,300)                1,017,700

Cash at beginning of year                                746,600                   632,400
                                                      ----------                ----------

Cash as of June 30                                    $  635,300                $1,650,100
                                                      ==========                ==========












                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Inventories - The components of inventories consist of the following:


                                     June 30, 1998            December 31, 1997
                                     -------------            -----------------
      Finished products               $12,687,900                  $ 9,847,700
      Raw materials                     3,925,500                    3,090,200
                                      -----------                  -----------

                                      $16,613,400                  $12,937,900
                                      ===========                  ===========

3. Property, plant and equipment at June 30, 1998 and December 31, 1997, consists of the following:

                                                     June 30,            December 31,
                                                       1998                  1997
                                                       ----                  ----
      Land                                         $ 2,382,600           $ 2,382,600
      Buildings and improvements                     4,685,500             4,573,600
      Machinery and equipment                       23,317,200            22,864,000
      Office furniture and fixtures                  1,142,700             1,128,800
      Automotive equipment                             105,000               105,000
      Construction in progress                         651,300               926,200
                                                   -----------           -----------
                                                    32,284,300            31,980,200
      Less accumulated depreciation                 19,809,900            18,541,200
                                                   -----------           -----------

                                                   $12,474,400           $13,439,000
                                                   ===========           ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On March 4, 1998, the Company announced that the Board of Directors declared a cash dividend of $.07 per share. The dividend was paid on March 25, 1998 to stockholders of record as of March 13, 1998.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised. These options were anti-dilutive for the periods ended June 30, 1998 and 1997, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

6. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 1998, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30:
----------------------

Net sales decreased $1,902,200 or 12% to $14,060,500 for the quarter ended June 30, 1998 from $15,962,700 for the same period in 1997. The cumulative impact of lower cotton acreage, adverse weather patterns and lower pest pressures, which affected the sales of certain of the Company's insecticides, were the primary reasons for the decline in sales.

Gross profits declined by $1,801,300 to $5,535,800 for the three months ended June 30, 1998 from $7,337,100 for the same period in 1997. The gross profit percentage declined from 46% for the quarter ended June 30, 1997 to 39% for the quarter ended June 30, 1998. The decline is partially due to the lower sales volume which has a proportionately greater impact on gross profit as costs of sales do not necessarily decrease at the same level as a result of relatively constant fixed overhead levels. The change in the gross profit was also negatively impacted by competitive pricing pressures for certain of the Company's soil fumigant products, and by changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, declined by $396,600 to $5,360,800 for the quarter ended June 30, 1998 as compared to $5,757,400 for the same period in 1997.

The differences in operating expenses by specific departmental costs are as follows:

o Selling and regulatory expenses declined by $272,700 to $1,777,000 in the second quarter of 1998 as compared to $2,049,700 during the same period in 1997. The decline was primarily due to reduced royalties on sales of certain of the Company's insecticides coupled with lower variable selling expenses directly related to lower sales levels.

o General and administrative expenses remained virtually unchanged in the second quarter of 1998 when compared to the same period in 1997 reflecting a decline of $30,000, to $1,793,000 in the second quarter of 1998 as compared to $1,823,000 in the second quarter of 1997.

o Research and development expenses declined by $176,700 to $733,700 in the second quarter of 1998 as compared to $910,400 during the same quarter in 1997. The decline was primarily due to a decrease in costs incurred to generate scientific data related to the continuing registration of certain of the Company's insecticide product lines.

o Shipping and receiving costs increased by $82,800 to $1,057,100 in the second quarter of 1998 from $974,300 in the second quarter of 1997 primarily due to the timing of shipments of the Company's soil fumigant products to customers and storage sites.

Interest costs were $472,800 during the three months ended June 30, 1998 as compared to $430,700 for the same period in 1997. The average level of borrowing under the Company's line of credit was approximately $16,934,100 for the second quarter of 1998 as compared to $14,897,000 for the same period in 1997. The average level of other long-term debt was $4,693,500 for the second quarter of 1998 as compared to $5,118,000 for the same period in 1997. On a combined basis, the Company's average debt for the second quarter of 1998 was $21,627,500 as compared to $20,015,000 for the second quarter of 1997. The higher average debt levels account for the increase in interest costs.

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

SIX MONTHS ENDED JUNE 30:
-------------------------

Net sales declined by $1,692,800 to $24,853,500 for the six months ended June 30, 1998 from $26,546,300 for the same period in 1997. While there was a slight increase in sales in the first quarter of 1998, the decrease in second quarter sales, for the reasons described above, primarily accounted for the overall decline in sales for the six months ended June 30, 1998.

Gross profits decreased $1,794,400 to $9,694,500 for the first six months of 1998 from $11,488,900 for the same period in 1997. The gross profit percentage declined to 39% for the first six months of 1998 as compared to 43% for the same period in 1997. The decline in the gross profit margin occurred for the reasons described above for the quarter ended June 30, 1998.

Operating expenses declined by $144,100 to $9,494,300 for the first six months of 1998 from $9,638,400 for the same period in 1997.

The differences in operating expenses by specific departmental costs are as follows:

o Selling and regulatory expenses declined by $142,500 to $3,025,600 during the six months ended June 30, 1998 from $3,168,100 during the same period in 1997. The primary reasons for the decrease were reduced variable selling costs due to the decline in sales partially offset by a net increase in payroll and payroll related costs for the six months ended June 30, 1998 as compared to the same period in 1997.

o General and administrative expenses increased $232,500 to $3,044,500 in the first six months of 1998 from $2,812,000 in the first six months of 1997. The increase was primarily attributable to an increase in legal fees (some of which related to expenses incurred in actions in which the Company is the plaintiff) and payroll and payroll related costs.

o Research and development expenses declined by $282,700 to $1,524,200 during the six months ended June 30, 1998 as compared to $1,806,900 for the same period in 1997. The decrease was primarily attributable to a decrease in costs incurred to generate scientific data related to the continuing registration of certain of the Company's insecticide product lines.

o Shipping and receiving costs increased by $48,600 to $1,900,000 in the six months ended June 30, 1998 from $1,851,400 during the same period in 1997. The increase reflects a slight increase in distribution of Company's soil fumigant products, to storage sites and distribution centers.


Interest costs were $926,800 during the six months ended June 30, 1998 as compared to $786,400 for the same period in 1997. The average level of borrowing under the Company's line of credit was $16,709,400 for the first half of 1998 as compared to $13,054,100 for the same period in 1997. The average level of other long-term debt was $4,795,300 for the six months ended June 30, 1998 as compared to $5,225,200 for the same period in 1997. On a combined basis, the Company's average debt for the six months ended June 30, 1998 was $21,504,700 as compared to $18,279,300 for the first six months of 1997. The higher average debt levels account for the significant increase in interest costs in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital was $28,229,900 at June 30, 1998 reflecting an improvement of $2,383,700 over working capital of $25,846,200 at December 31, 1997.

The Company used cash in its operating activities of $2,640,900 in the first six months of 1998 primarily to build inventory and reduce accrued expenses. Inventories increased by $3,675,500 during the first half of the year in anticipation of product demand in the summer and fall months of 1998. Accrued expenses declined by $2,980,600 as a result of payments of income taxes, product rebates and royalties and other sales related expenses. The use of funds was partially offset by non-cash depreciation and amortization of $1,561,000 and reductions in receivable balances of $2,681,200.

The Company also invested $381,200 in capital improvements and $924,500 in other non-current assets during the six months ended June 30, 1998. Deposits related to the pending acquisition of the rights, title and interest in the U.S. Dibrom(R) insecticide business and the acquisition of a new computer system, accounted for the most significant portion of the increase in other non-current assets.

The Company procured cash by increasing borrowings under its long-term line of credit by $4,500,000 during the six months ended June 30, 1998. The Company made principal payments on its long-term debt in the amount of $489,200 and paid cash dividends of $175,500 during the six months ended June 30, 1998.

The Company's fully-secured line of credit was increased to $24,000,000 from $20,500,000 in May 1998 and the expiration date was extended to July 31, 2000 from July 31, 1999. As of June 30, 1998, the Company had $5,400,000 in availability under its fully-secured long-term line of credit.

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

PART II.  OTHER INFORMATION
---------------------------

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders was held on June 18, 1998.

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

(c)     Not applicable.

(d)     Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K filed during the three months ended June 30, 1998:

        Date of the Report: July 2, 1998

        Item Reported: 5.  Other Events.

        Description: Agreement signed between Amvac Chemical Corporation ("AMVAC"), a wholly-owned subsidiary of American Vanguard Corporation, and Valent USA Corporation ("VALENT"), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. AMVAC to acquire the rights, title and interest in the U.S. Dibrom(R) insecticide business of VALENT. The acquisition is subject to certain due diligence provisions in the agreement. AMVAC will acquire certain assets and take over the marketing of the products on November 2, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN VANGUARD CORPORATION



Dated:  August 13, 1998                    By: /s/ Eric G. Wintemute
                                               -----------------------------
                                               Eric G. Wintemute
                                               President,
                                               Chief Executive Officer
                                               and Director



Dated:  August 13, 1998                    By: /s/ J. A. Barry
                                               -----------------------------
                                               J. A. Barry
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Director

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------

       27           Financial Data Schedule