Form 10-Q
period 1998-09-30
AMERICAN VANGUARD CORP
filed 1998-11-16
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO
                                    ----------------   ---------------

                          COMMISSION FILE NUMBER 0-6354


                          AMERICAN VANGUARD CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                      95-2588080
----------------------------------------------            ---------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        Incorporation or organization)                    Identification Number)

4695 MacArthur Court, Newport Beach, California                  92660
-----------------------------------------------           ---------------------
     (Address of principal executive offices)                  (Zip Code)


                                 (949) 260-1200
              (Registrant's telephone number, including area code)



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

Common Stock, $.10 Par Value -- 2,492,582 shares as of November 10, 1998.

                          AMERICAN VANGUARD CORPORATION

                                      INDEX



                                                               Page Number
                                                               -----------
PART I - FINANCIAL INFORMATION

      Item 1.

         Financial Statements.

         Consolidated Statements of Operations
           for the three and nine months ended
           September 30, 1998 and 1997                               1

         Consolidated Balance Sheets
           as of September 30, 1998 and
           December 31, 1997                                         2

         Consolidated Statements of Cash Flows
           for the nine months ended
           September 30, 1998 and 1997                               4

         Notes to Consolidated Financial Statements                  6

      Item 2.

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                8

PART II - OTHER INFORMATION                                         14

SIGNATURE PAGE                                                      15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   For the three months             For the nine months
                                    ended September 30               ended September 30
                              -----------------------------     -----------------------------
                                  1998             1997             1998             1997
                              ------------     ------------     ------------     ------------
Net sales                     $ 15,167,300     $ 16,586,800     $ 40,020,800     $ 43,133,100
Cost of sales                    8,338,900       11,305,700       23,497,900       26,363,100
                              ------------     ------------     ------------     ------------
    Gross profit                 6,828,400        5,281,100       16,522,900       16,770,000

Operating expenses               5,493,700        5,376,700       14,988,000       15,015,100
                              ------------     ------------     ------------     ------------
    Operating income(loss)       1,334,700          (95,600)       1,534,900        1,754,900

Interest expense                  (568,400)        (444,500)      (1,495,200)      (1,230,900)
Interest income                        700            2,400            3,100            9,300
                              ------------     ------------     ------------     ------------
    Income (loss) before
      income taxes                 767,000         (537,700)          42,800          533,300

Income taxes (expense)
   benefit                        (306,800)         215,100          (17,100)        (223,900)
                              ------------     ------------     ------------     ------------
    Net income (loss)         $    460,200     $   (322,600)    $     25,700     $    309,400
                              ============     ============     ============     ============
    Net income (loss) per
       share                  $        .18     $       (.13)    $        .01     $        .12
                              ============     ============     ============     ============
Weighted average number
  of shares                      2,503,017        2,507,582        2,506,044        2,507,582
                              ============     ============     ============     ============

                 See notes to consolidated financial statements.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                ASSETS (NOTE 6)

                                      September 30,     December 31,
                                          1998              1997
                                      -------------     -----------
                                       (Unaudited)         (Note)
Current assets:
 Cash                                  $   474,000      $   746,600

 Receivables:
  Trade                                 18,829,800       21,244,600
  Other                                  1,061,200          441,400
                                       -----------      -----------
                                        19,891,000       21,686,000
                                       -----------      -----------
 Inventories (note 2)                   19,030,800       12,937,900
 Prepaid expenses                          995,700        1,035,600
                                       -----------      -----------
             Total current assets       40,391,500       36,406,100

Property, plant and
 equipment, net (note 3)                11,767,100       13,439,000

Land held for development                  210,800          210,800

Cost in excess of assets
 acquired, net                           3,109,300        3,290,500

Deferred charges, net                    1,531,400        1,571,200

Other assets                             1,127,300          288,700
                                       -----------      -----------
                                       $58,137,400      $55,206,300
                                       ===========      ===========

                                   (Continued)

                See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,
                                                          1998            1997
                                                        (Unaudited)       (Note)
                                                       -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt               $ 1,136,300     $ 1,059,500
  Accounts payable                                       3,942,600       3,785,200
  Accrued expenses                                       3,061,500       3,561,100
  Accrued royalty obligation current portion             1,600,000       1,600,000
  Income taxes payable                                     156,400         554,100
                                                       -----------     -----------
           Total current liabilities                     9,896,800      10,559,900

Note payable to bank                                    20,300,000      14,100,000
Long-term debt, excluding current installments           3,128,000       3,980,400
Accrued royalty obligation, excluding
  current portion                                        1,138,600       2,659,700
Deferred income taxes                                    2,646,500       2,646,500
                                                       -----------     -----------
           Total liabilities                            37,109,900      33,946,500
                                                       -----------     -----------

Stockholders' Equity: (note 4)
  Preferred stock, $.10 par value per share;
   authorized 400,000 shares; none issued                       --              --

  Common stock, $.10 par value per share;
   authorized 10,000,000 shares;
   2,564,182 shares issued                                 256,400         256,400

  Additional paid-in capital                             3,879,000       3,879,000
  Retained earnings                                     17,333,500      17,483,300
                                                       -----------     -----------
                                                        21,468,900      21,618,700
  Treasury stock at cost (71,600 at
    September 30, 1998 and 56,600 at
    December 31, 1997)                                    (441,400)       (358,900)
                                                       -----------     -----------
           Total stockholders' equity                   21,027,500      21,259,800
                                                       -----------     -----------
                                                       $58,137,400     $55,206,300
                                                       ===========     ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date (Note 1).


               See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)


                                                      1998             1997
                                                  -----------       -----------
Cash flows from operating activities:
  Net income                                      $    25,700       $   309,400
  Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                 2,426,300         2,028,700
      Changes in assets and liabilities
        associated with operations:
          Decrease (increase) in receivables        1,795,000        (4,219,000)
          Increase in inventories                  (6,092,900)       (4,722,000)
          Decrease (increase) in
              prepaid expenses                         39,900          (373,400)
          Increase (decrease) in
              accounts payable                        157,400         1,291,200
          Decrease in other payables
            and accrued expenses                   (2,418,400)       (2,718,500)
                                                  -----------       -----------
                 Net cash used in operating
                   activities                      (4,067,000)       (8,403,600)
                                                  -----------       -----------
Cash flows from investing activities:
  Capital expenditures                               (413,700)       (1,669,800)
  Increase in deferred charges                       (140,000)           (1,600)
  Net increase in other noncurrent assets            (818,300)          (10,500)
                                                  -----------       -----------

                 Net cash used in investing
                   activities                      (1,372,000)       (1,681,900)
                                                  -----------       -----------

                                  (Continued)

                See notes to consolidated financial statements.

                        AMERICAN VANGUARD CORPORATION
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (UNAUDITED)


                                                 1998               1997
                                             -------------      ------------
Cash flows from financing activities:
  Net borrowings under line of
    credit agreement                         $  6,200,000       $ 11,000,000
  Increase in long-term debt                           --             47,300
  Principal payments on long-term debt           (775,600)          (852,600)
  Acquisition of treasury stock                   (82,500)                --
  Payment of cash dividends                      (175,500)          (150,400)
                                             ------------       ------------
                 Net cash provided by
                   financing activities         5,166,400         10,044,300
                                             ------------       ------------
                 Net decrease in cash            (272,600)           (41,200)

Cash at beginning of year                         746,600            632,400
                                             ------------       ------------
Cash as of September 30                      $    474,000       $    591,200
                                             ============       ============

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Inventories - The components of inventories consist of the following:

                            September 30, 1998      December 31, 1997
                            ------------------      -----------------
      Finished products       $14,729,000             $ 9,847,700
      Raw materials             4,301,800               3,090,200
                              -----------             -----------
                              $19,030,800             $12,937,900
                              ===========             ===========

3. Property, plant and equipment at September 30, 1998 and December 31, 1997, consists of the following:

                                        September 30,     December 31,
                                            1998             1997
                                        -------------     ------------
      Land                               $ 2,382,600      $ 2,382,600
      Buildings and improvements           4,685,500        4,573,600
      Machinery and equipment             23,325,000       22,864,000
      Office furniture and fixtures        1,154,200        1,128,800
      Automotive equipment                   105,000          105,000
      Construction in progress               594,600          926,200
                                         -----------      -----------
                                          32,246,900       31,980,200
      Less accumulated depreciation       20,479,800       18,541,200
                                         -----------      -----------
                                         $11,767,100      $13,439,000
                                         ===========      ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On March 4, 1998, the Company announced that the Board of Directors declared a cash dividend of $.07 per share. The dividend was paid on March 25, 1998 to stockholders of record as of March 13, 1998.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised. These options were anti-dilutive for the periods ended September 30, 1998 and 1997, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

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

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 1998, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30:

The Company reported net income of $460,200 or $.18 per share for the quarter ended September 30, 1998 as compared to a net loss of $(322,600) or $(.13) per share for the same period in 1997. Net sales declined by $1,419,500 to $15,167,300 for the quarter ended September 30, 1998 from $16,586,800 for the same quarter in 1997. The primary reasons for the sales decrease were, as previously reported, the cumulative impact of lower cotton acreage, adverse weather patterns and lower pest pressures, which affected the sales of certain of the Company's insecticides.

Gross profits increased $1,547,300 to $6,828,400 for the three months ended September 30, 1998 from $5,281,100 for the same period in 1997. This increase in gross profits is attributable to the fact that the Company's PCNB manufacturing operation, which normally runs steadily throughout the year, was curtailed for approximately 75 days during the third quarter of 1997 in order to implement improvements in the process. This temporary shutdown in 1997 had a significant adverse impact on cost of sales during the quarter ended September 30, 1997. Additionally, gross profits increased due primarily to the product mix of sales and improved pricing of certain of the Company's soil fumigant products.

Operating expenses, which are net of other income, increased by $117,000 to $5,493,700 for the quarter ended September 30, 1998 as compared to $5,376,700 for the same period in 1997.

The differences in operating expenses by specific departmental costs are as follows:

o Selling and regulatory expenses increased by $144,000 to $1,858,900 in the third quarter of 1998 as compared to $1,714,900 during the same period in 1997. Rebates and other programs related to certain of the Company's fungicides accounted for the increase.

o General and administrative expenses declined by $359,200 to $1,131,000 in the third quarter of 1998 from $1,490,200 in the third quarter in 1997. The decline was attributable to the recognition of $465,000, which represents the initial award (not the total award) rendered in favor of the Company by neutral arbitrators in a binding action. This award was recorded as an offset to related professional/legal costs during the nine months ended

      September 30, 1998. General and administrative costs would have increased by $105,800 for the third quarter ended September 30, 1998, as compared to 1997, primarily as a result of outside professional/legal costs, were it not for the aforementioned offset.

o Research and development expenses increased $280,900 to $1,035,300 in the third quarter of 1998 as compared to $754,400 during the same quarter in 1997, primarily due to an increase in costs incurred to generate scientific data related to registration of certain of the Company's insecticide products.

o Shipping and receiving costs increased by $51,300 to $1,468,500 in the third quarter of 1998 from $1,417,200 in the third quarter of 1997. The increase reflects an increase in activity pertaining to the distribution and storage of certain of the Company's soil fumigant products.

Interest costs were $568,400 during the three months ended September 30, 1998 as compared to $444,500 for the same period in 1997. The average level of borrowing under the Company's line of credit agreement was approximately $19,339,100 for the third quarter of 1998 as compared to $16,527,700 for the same period in 1997. The average level of long-term debt was $4,407,500 for the third quarter of 1998 as compared to $4,844,300 for the same period in 1997. On a combined basis, the Company's average debt for the third quarter of 1998 was $23,746,600 as compared to $21,372,000 for the third quarter of 1997. The higher average debt levels primarily accounted for the increase in interest costs in 1998 as compared to 1997.

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

NINE MONTHS ENDED SEPTEMBER 30:

The Company reported net income of $25,700 or $.01 per share for the nine month period ended September 30, 1998 as compared to net income of $309,400 or $.12 per share for the same period in 1997. Net sales declined by $3,112,300 to $40,020,800 for the nine months ended September 30, 1998 from $43,133,100 for the same period in 1997. While there was a slight increase in sales in the first quarter of 1998, the decline in the second and third quarter sales, for the reasons described above, primarily accounted for the overall decline in sales for the nine months ended September 30, 1998.

Gross profits decreased $247,100 to $16,522,900 for the first nine months of 1998 from $16,770,000 for the same period in 1997. Gross profit margins for the first nine months of 1998 improved to 41% as compared to 39% for the first nine months of 1997. Although there was a decline in the gross profit percentage during the six months ended June 30, 1998, primarily due to the impact of the absorption of certain fixed costs of sales by lower sales levels, the increase in the third quarter gross profit percentage in 1998, for the reasons discussed above, was sufficient to generate an overall increase in the gross profit percentage for the nine months ended September 30, 1998.

Operating expenses declined by $27,100 to $14,988,000 for the first nine months of 1998 from $15,015,100 for the same period in 1997.

The differences in operating expenses by specific departmental costs are as follows:

o Selling and regulatory expenses remained relatively constant reflecting a slight increase of $1,600 to $4,884,500 during the nine months ended September 30, 1998 from $4,882,900 for the same period in 1997. Although selling and regulatory expenses were up in the third quarter of 1998 as described above, the decline for the first six months of the year served to offset the increase in the third quarter of 1998.

o General and administrative expenses declined by $126,800 to $4,175,500 in the first nine months of 1998 from $4,302,300 in the first nine months of 1997. As mentioned above, the decline was attributable to the recognition of the initial award rendered in favor of the Company by neutral arbitrators in a binding action. This award was recorded as on offset to related professional/legal costs during the nine months ended September 30, 1998. General and administrative costs would have increased by $338,200 for the nine months ended September 30, 1998, as compared to the same period in 1997, primarily as a result of outside professional/legal costs and payroll related costs, were it not for the aforementioned offset.

o Research and development expenses remained virtually unchanged at $2,559,500 for the nine months ended September 30, 1998 as compared to $2,561,300 for the same period in 1997.

o Shipping and receiving costs increased by $99,900 to $3,368,500 in the nine months ended September 30, 1998 from $3,268,600 during the same period in 1997. The increase reflects an increase in activity pertaining to the distribution and storage of certain of the Company's soil fumigant products.

Interest costs were $1,495,200 during the nine months ended September 30, 1998 as compared to $1,230,900 for the same period in 1997. The average level of borrowing under the Company's line of credit agreement was $17,595,600 for the first nine months of 1998 as compared to $14,376,000 for the same period in 1997. The average level of long-term debt was $4,652,100 for the nine months ended September 30, 1998 as compared to $5,124,100 for the same period in 1997. On a combined basis, the Company's average debt for the nine months ended September 30, 1998 was $22,247,700 as compared to $19,500,100 for the first nine months of 1997. The increase in overall average debt levels primarily accounted for the increase in interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $30,494,700 at September 30, 1998 reflecting an improvement of $4,648,500 over working capital of $25,846,200 at December 31, 1997.

The Company used cash in its operating activities of $4,067,000 in the first nine months of 1998 primarily to build inventory and reduce accrued expenses. Inventories increased by $6,092,900 during the nine months ended September 30, 1998 in anticipation of future product demand. Accrued expenses and other payables declined by $2,418,400 as a result of payments of income taxes, product rebates and royalties and other sales related programs. Cash used in operating activities was partially offset by non-cash depreciation and amortization of $2,426,300 and reductions in receivables balances of $1,795,000.

The Company invested $413,700 in capital improvements and $958,300 in deferred charges and other non-current assets during the nine months ended September 30, 1998. Deposits related to the acquisition of the rights, title and interest in the United States Dibrom(R) insecticide business (Refer to Part II of this Report)and the acquisition of a new year 2000 compliant computer system accounted for the most significant portion of the increase in deferred charges and other non-current assets.

The Company procured cash by increasing borrowings under its long-term line of credit by $6,200,000 during the nine months ended September 30, 1998. In addition to providing funds for operations, these funds were used to reduce long-term debt by $775,600, acquire 15,000 shares of the Company's common stock for $82,500 and pay cash dividends of $175,500.

In May 1998, the Company's fully-secured line of credit was increased to $24,000,000 from $20,000,000 and the expiration date was extended to July 31, 2000 from July 31, 1999. As of September 30, 1998, the Company had $3,700,000 in availability under this fully-secured line of credit.

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs during early 1999. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

This Report may contain forward-looking statements and may include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or impled by the forward-looking statements (if any) and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic condition; and changes in government laws and regulations.

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue", and the Company is addressing this issue on several different fronts. The Company elected, as previously disclosed, to install a new Enterprise Resource Planning Manufacturing software system, the decision of which, was not driven by Year 2000 compliance. The new software system is Year 2000 compliant. The installation of this system is expected to be completed, for the most part, by the end of calendar 1998. The Company has established a separate team to coordinate solutions to the Year 2000 issue for the Company's other internal information systems with a goal of having all of its data processing systems Year 2000 compliant, although no assurances are made that this goal will be met. The Company is in the process of requesting Year 2000 compliance certification from each of its major vendors and suppliers for their hardware and software products and for their internal business applications and processes. The Company does not anticipate amounts incurred in connection with the Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitations, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 -- Financial Data Schedule

(b)  Reports on Form 8-K filed during the three months ended September 30, 1998:

     DATE OF THE REPORT: July 2, 1998

     ITEM REPORTED: 5. Other Events.

     DESCRIPTION: Agreement signed between Amvac Chemical Corporation ("AMVAC") a wholly-owned subsidiary of American Vanguard Corporation, and Valent USA Corporation ("VALENT"), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. AMVAC to acquire the rights, title and interest in the U.S. Dibrom(R) insecticide business of VALENT. The acquisition was subject to certain due diligence provisions in the agreement. AMVAC acquired certain assets and took over the marketing of the products on November 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN VANGUARD CORPORATION


Dated: November 11, 1998                By: /s/ Eric G. Wintemute
                                            --------------------------
                                            Eric G. Wintemute
                                            President,
                                            Chief Executive Officer
                                            and Director


Dated: November 11, 1998                By: /s/ J. A. Barry
                                            --------------------------
                                            J. A. Barry
                                            Senior Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  27                  Financial Data Schedule