Form 10-K405
period 1998-12-31
AMERICAN VANGUARD CORP
filed 1999-03-31
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

   COMMISSION FILE NUMBER 0-6354

                         AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 95-2588080
        (State or other jurisdiction of               (I.R.S. Employer
        Incorporation or organization)                Identification Number)

4695 MacArthur Court, Newport Beach, California            92660
-----------------------------------------------           ---------
     (Address of principal executive offices)            (Zip Code)

                                 (949) 260-1200
                                  -------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of $.10 par value Common Stock outstanding as of March 26, 1999, was 2,492,582. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 26, 1999, was $7,020,900. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

                          AMERICAN VANGUARD CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1998

PART I                                                                           PAGE NO.

     Item  1.    Business                                                              1

     Item  2.    Properties                                                            8

     Item  3.    Legal Proceedings                                                     9

     Item  4.    Submission of Matters to a Vote of
                  Security Holders                                                     12
PART II

     Item  5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters                               13

     Item  6.    Selected Financial Data                                               15

     Item  7.    Management's Discussion and  Analysis
                  of Financial Condition and Results of
                  Operation                                                            17

     Item  8.    Financial Statements and Supplementary
                  Data                                                                 24

     Item  9.    Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                                                 24
PART III

     Item 10.    Directors and Executive Officers of the
                  Registrant                                                           25

     Item 11.    Executive Compensation                                                28

     Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management                                     31

     Item 13.    Certain Relationships and Related
                  Transactions                                                         33
PART IV

     Item 14.    Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K                                   34

SIGNATURES                                                                             35

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

ITEM 1         BUSINESS

               American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the "Company", or the "Registrant" in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, Amvac Chemical Corporation ("AMVAC"), GemChem, Inc. ("GemChem"), 2110 Davie Corporation ("DAVIE"), AMVAC Chemical UK Ltd., ("Chemical UK") and Quimica Amvac De Mexico S.A. de C.V. ("Quimica Amvac") (Refer to Export Operations).

AMVAC

               AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals which include insecticides, fungicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. AMVAC's business is continually undergoing an evolutionary change. Years ago AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others.

               In November 1998, AMVAC acquired the U.S. Dibrom(R) insecticide business from Valent USA Corporation ("Valent"), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all U.S. Environmental Protection Agency ("EPA") registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC has manufactured and formulated Dibrom(R) since 1981 for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom(R) prior to Valent. AMVAC has owned the international rights to the Dibrom(R) product line since 1991.

               In January 1997, AMVAC purchased the rights, title and interest to Vapam(R) (Metam Sodium), a soil fumigant, from Zeneca, Inc. The official closing was December 31, 1996. The purchase included inventories of Vapam(R), EPA registration rights issued under FIFRA and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. AMVAC will pay Zeneca a royalty on all Metam Sodium sold by AMVAC in the United States, Canada and Mexico in accordance with the terms and conditions of a definitive agreement.

               AMVAC has attempted to position itself in smaller niche markets being abandoned by larger chemical companies. In addition to the product line acquisitions disclosed above, in 1993 AMVAC purchased from E.I. du Pont de Nemours ("DuPont") & Company the rights, title and interest (including DuPont's EPA Registration Rights) in Bidrin(R), an insecticide for cotton crops and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid ("NAA")
plant growth regulator product line including Rhone-Poulenc's EPA registration rights.

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

               ConAgra, Inc. and Tenkoz accounted for 29% and 12%, respectively, of the Company's sales in 1998. ConAgra, Inc. accounted for 29% of the Company's sales in 1997. ConAgra, Inc. and Terra International accounted for 33% and 10%, respectively, of the Company's sales in 1996. ConAgra and Terra are distributors of the Company's products. Tenkoz is a buying cooperative of various companies/producers.

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

               Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. As previously mentioned, the Company has attempted to position AMVAC in smaller niche markets which are abandoned by larger companies. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC's successful acquisitions of Dibrom(R), Vapam(R), Bidrin(R) and NAA.

               AMVAC's proprietary product formulations are protected to the extent possible as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. AMVAC's products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC's products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC's products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other suppliers, has, and is currently furnishing, certain required data relative to specific products.

               Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased AMVAC's operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,611,900, $2,241,300, and $1,932,700 during 1998, 1997 and 1996, respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,000,000 in 1999. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

               ENVIRONMENTAL

        During 1998, AMVAC continued activities to address environmental conditions at the railroad right-of-way which is located adjacent to AMVAC's Commerce, California facility (the "Facility"). The railroad right-of-way is jointly owned by the Union Pacific Railroad and the Burlington Northern and Santa Fe Railway Company, and is managed on behalf of both companies by the latter. The site investigation and remediation activities have been conducted pursuant to a January 10, 1996, enforceable agreement and order entered into by AMVAC and the California Department of Toxic Substances Control ("DTSC").

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

     AMVAC received DTSC approval of the remedial activities in a letter dated June 26, 1998 (the "Letter"). In the Letter, DTSC stated, among other things, that ..." the Site, in its current condition, does not appear to pose a threat to human health or the environment based upon the conclusion of the Post Remediation Risk Assessment ("PRRA") and no further remedial action is required." However, due to elevated concentrations of arsenic left in place at a depths from 11 to 45 feet below ground surface, DTSC requires that a land use covenant be recorded on the property prior to issuance of site certification in accordance with Chapter 6.85 of the California Health & Safety Code, and that reviews be conducted by AMVAC every five years to evaluate whether the completed remediation remains protective of public health and the environment.

        In March, 1997, the Facility was accepted into the DTSC's Expedited Remedial Action Program ("ERAP"). The remaining environmental investigation and any remediation activities related to ten underground storage tanks at the Facility which had been closed in 1995 will be addressed by AMVAC under ERAP. Soil characterization activities at other areas of the Facility are expected to commence in the second or third quarter of 1999 and to be conducted in phases over the next two to three years. These activities are required at all facilities which currently have, or in the past had, hazardous waste management permits. Because AMVAC previously held a hazardous waste storage permit, AMVAC is subject to these requirements.

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

               EMPLOYEES

               As of March 26, 1999, the Company employed approximately 200 persons. This figure includes approximately 20 temporary (equivalent full-time) individuals hired as contract personnel. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company's employees are subject to a collective bargaining agreement.

               The Company believes it maintains positive relations with its employees.

               EXPORT OPERATIONS

               The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The new office operates under the name Quimica Amvac De Mexico S.A. de C.V. and will market chemical products for agricultural and commercial uses.

               The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The new office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC's product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company's total operating results for the years ended December 31, 1998, 1997 and 1996.

               The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

                           1998                 1997                 1996
                           ----                 ----                 ----
Export Sales            $5,085,700           $6,646,000           $3,535,500

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

GEMCHEM, INC.

               GemChem is a California corporation incorporated in 1991 and purchased by the Company in 1994. GemChem is a national chemical distributor. GemChem, in addition to purchasing key raw materials for the Company, also sells into the pharmaceutical, cosmetic and nutritional markets. Prior to the acquisition, GemChem acted in the capacity as the domestic sales force for the Company (from September 1991).

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

               DAVIE owns in fee approximately 72,000 square feet of warehouse, office and laboratory space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC.

               AMVAC's manufacturing facilities are divided into five cost-centers; Vapam(R) (Metam Sodium), PCNB, granular products, small packaging, and the production and formulation of all other products. All production areas are designed to run on a continuous twenty-four hour per day basis.

               AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC's foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company's assets are pledged as collateral under the Company's loan agreements with its primary lender. For further information, refer to note 3 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

               AMVAC purchased unimproved land in Texas for possible future expansion.

               GemChem's, Chemical UK's and Quimica Amvac's facilities consist of administration and sales offices which are leased.

               The Company believes its properties to be suitable and adequate for its current purposes.

ITEM 3                LEGAL PROCEEDINGS

DBCP LAWSUITS

A. CALIFORNIA MATTERS

               In 1997, Amvac was served with complaints in two actions filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. and the County of San Joaquin v. Shell Oil Co., et.al. Both complaints allege property damage resulting from Dibromochloropropane ("DBCP") contamination of water supply. Both complaints name as defendants AMVAC, Shell Oil Company, Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, and Velsicol Chemical Company. In Sultana, Plaintiff has not produced documentation to support its claim for damage. Any damages proven may be significantly offset by Plaintiff's receipt of a Government grant for a new well. It is currently not possible to predict the outcome or costs involved in the defense of this matter. The County of San Joaquin matter was dismissed on March 8, 1999 and the Court confirmed Amvac's settlement for $5,000 and thereby barred potential cross-complaints by other defendants. The settlement included a release for the five wells claimed to have been damaged and for the next two wells, of the nine other identified wells, if they should exceed MCL contaminant levels in the future.

B. HAWAII MATTERS

               AMVAC and the Company were served with complaints, on February 7, 1997 and March 4, 1997 respectively. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit names as defendants the Company, AMVAC, Shell Oil Company, the Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Maui Pineapple Company has recently been named as a cross-defendant. The Compliant alleges property damage resulting from DBCP contamination of between two and four wells of the Board's water wells. Formal discovery is ongoing as to the identity of the applications of DBCP that might have been made near the wells and the level of contamination of the wells. The Plaintiff alleges damages of approximately 16 million dollars for all four wells. The Plaintiff alleges Amvac sold approximately 20% of the DBCP on Maui. Procedural defenses of the Board's standing to sue and expiration of the statute of limitations remain defenses.

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

Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading corporation, and Del Monte Fresh Produce. The ten named plaintiffs are citizens of Guatemala, Costa Rica, Panama, and Equador. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The defendants subsequently removed the case to the United States District Court in Hawaii. On March 8, 1999, the Judge in the U.S. District Court dismissed the case based on the defendants' agreement to pay any judgement that might be entered in the plaintiff's nation of origin. The court order allows plaintiffs to return to the United States if the foreign courts do not accept jurisdiction. The plaintiffs reported that they have filed suit in each of the countries. None of the defendants have been served with these suits. No discovery has taken place on the individual claims. Without discovery, it is unknown if any plaintiff was exposed to Amvac DBCP and too early to provide any evaluation of the likelihood of an unfavorable outcome. There may be statute of limitation defenses available to defendants. Amvac intends to contest the cases vigorously.

C. MISSISSIPPI MATTERS

               On May 30,1996, AMVAC was served with five complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. Three of the cases were conditionally dismissed on the basis of forum non conveniens. Another case was closed for administrative purposes due to its similarity to the other matters. Only one case is still open but no substantive activity has occurred since its filing. Between April and October 1998, plaintiffs filed notices of appeal in each of the cases. The United States Court of Appeals, Fifth Circuit suspended the briefing schedule until the record on appeal is completed. As of this date the appeals are pending. Defendants have learned one of the plaintiffs has filed suit in Panama, but no defendant has been served. No discovery has taken place and therefore it is unknown whether any of the plaintiffs were exposed to Amvac DBCP or what statute of limitation defense might apply. Amvac intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

PHOSDRIN(R) LAWSUIT

               On September 21, 1995, AMVAC was served with a complaint filed in the Superior Court of King County, Washington entitled Ricardo Ruiz Guzman, et.al. v. Amvac Chemical Corporation, et.al. (the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiffs' (farm workers') alleged injuries from their exposure to the pesticide Phosdrin(R). Defendants removed the case to the United States District Court. On October 14, 1997 the United States District Court dismissed all Plaintiffs' claims against AMVAC with prejudice. Plaintiff's appeal of the judgement to the United States Court of Appeals for the Ninth Circuit was argued on November 2, 1998. It is currently impossible to predict the outcome of the matter. AMVAC's insurance carrier has assumed costs of the appeal.

NAA DATA TRADE SECRET

               On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 25, 1996, defendants Termilind and Inchema asserted counterclaims against AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortuous interference, defamation, and breach of contract. On January 5, 1999, the Court granted AMVAC's Motion for Partial Summary Judgement on AMVAC's claim for tortious interference with prospective business relations, finding that AMVAC had proved three of the five elements of the tort. To prevail on this claim, AMVAC must still prove the defendant's intent to interfere and its damages resulting from the defendant's conduct. Formal discovery is continuing and no trial date has been set for the matter. It is too early to provide any evaluation of the likelihood of an unfavorable outcome.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

'
                                     PART II

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

                 The following table sets forth the range of high and low sales prices as reported for the Company's Common Stock for the calendar quarters indicated.

        Calendar 1998                       HIGH          LOW         CLOSE
        -------------                       ----          ---         -----
               First Quarter                 9 7/8        6 3/8        9 1/4
               Second Quarter                9 1/2        6            9 3/8
               Third Quarter                 9 3/8        4 5/8        4 7/8
               Fourth Quarter                6 5/8        4 1/2        5 7/8

        Calendar 1997
               First Quarter                 8 3/4        6 1/4        6 5/8
               Second Quarter                8 1/16       6 1/4        7 1/2
               Third Quarter                10 7/8        6 7/8        9 3/8
               Fourth Quarter               10            5 5/8        6 1/8

               The Company's share activity is reported in the Wall Street Journal and is listed as "AmVngrd".

               As of March 26, 1999, the number of shareholders of the Company's Common Stock was approximately 600 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

               On March 31, 1999, the Company announced that the Board of Directors declared a cash dividend of $.06 per share which will be distributed on April 19,1999 to shareholders of record at the close of business on April 8,1999.

               The Company distributed a cash dividend of $.07 per share on March 25, 1998 to shareholders of record at the close of business on March 13, 1998.

               The Company distributed a cash dividend of $.06 per share on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

               The Company has issued a cash dividend in each of the last three years (1997, 1998 and 1999). There is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, the payment of dividends is subject to certain loan covenants described in note 3 to the Notes to Consolidated Financial Statements, which limit payments of cash dividends to a maximum of 25% of net income.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


ITEM 6 SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR WEIGHTED AVERAGE NUMBER OF SHARES AND PER SHARE DATA)

                                    1998           1997          1996           1995          1994
                                    ----           ----          ----           ----          ----
Operating revenues              $   67,016     $   67,701    $   48,628     $   55,402    $   45,098
                                 =========      =========     =========      =========     =========


Operating income                $    5,158     $    4,785    $    3,523     $    5,971    $    3,346
                                 =========      =========     =========      =========     =========

Income from operations
  before income tax
  expense                       $    3,263     $    3,283    $    2,611     $    5,043    $    1,465
                                 =========      =========     =========      =========     =========


Net income                      $    2,127     $    2,025    $    1,616     $    3,124    $    1,203
                                 =========      =========     =========      =========     =========


Basic and diluted
  net income per
  share                         $      .85     $      .81    $      .65     $     1.23    $      .47
                                 =========      =========     =========      =========     =========


Total assets                    $   58,847     $   55,206    $   48,028     $   39,341    $   40,929
                                 =========      =========     =========      =========     =========


Long-term debt and capital
  lease obligations, less
  current portion               $    6,458     $    3,980    $    4,373     $    5,540    $    3,695
                                 =========      =========     =========      =========     =========


Stockholders' equity            $   23,128     $   21,260    $   19,386     $   18,005    $   15,143
                                 =========      =========     =========      =========     =========


Weighted average number
  of shares                      2,502,650      2,507,829     2,472,883      2,546,471     2,562,398
                                 =========      =========     =========      =========     =========

Dividends per share of
  common stock                  $      .07     $      .06    $      .06     $      -      $      -
                                 =========      =========     =========      =========     =========


The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 1998, have been derived from the Company's consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants' reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 1998. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

---------------------

        The Company distributed a $.06 cash dividend on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

        The Company distributed a $.07 cash dividend on March 25, 1998 to shareholders of record at the close of business on March 13, 1998.

        On March 31, 1999, the Company announced that the Board of Directors declared a cash dividend of $.06 per share to be distributed on April 19, 1999 to shareholders of record at the close of business on April 8, 1999.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997:

The Company reported net income of $2,126,500 or $.85 per share in 1998 as compared to net income of $2,024,700 or $.81 per share in 1997.

Net sales were $67,015,600 in 1998 as compared to $67,700,500 in 1997. Sales of the Company's agricultural product lines improved by approximately $177,000 in 1998 over 1997 while sales into the pharmaceutical, nutritional and other markets declined by approximately $862,000. This decline is in keeping with the Company's desire to focus its sales efforts on its core business, agricultural product lines.

Gross profits declined by $278,100 to $27,106,800 in 1998 from $27,384,900 in
1997. Gross profit margins remained relatively unchanged at 40.4% in 1998 as compared to 40.5% in 1997.

Operating expenses increased by $416,000 to $23,016,100 in 1998 from $22,600,100 (which includes settlement expense of $951,000, refer to general administrative and corporate expenses below) in 1997. The following is a discussion of operating expenses:

        Selling and Regulatory:

        Selling and regulatory expenses increased by $123,700 to $7,882,100 in 1998 from $7,758,400 in 1997. Increases in payroll and payroll related items accounted for approximately $251,000 of the increase. Net changes in variable selling expenses accounted for the balance of the increase.

        General, Administrative and Corporate:

        General, administrative and corporate costs declined by $520,000 to $5,692,100 in 1998 from $6,212,100 in 1997 The decline was attributable to the recognition of $777,300, which represents a portion of an award rendered in favor of the Company by neutral arbitrators in a binding action. This portion of the award was recorded as an offset to related professional/legal costs during 1998. (Note: Settlement Expenses of $951,000 are included in 1997 General and Administrative costs and are made up of professional/legal expenses.) General, administrative and corporate costs would have increased by $222,800 in 1998 as compared to 1997, primarily as a result of increases in legal fees and the acquisition and implementation of a new computer system. (See Year
        2000 Compliance disclosure.)

        Research and Development:

        Research and development costs which includes costs incurred to generate scientific data and other activities performed by the department increased by $510,300 to $3,838,500 in 1998 as compared to $3,328,200 in
        1997. Increased costs to generate scientific data related to the registration and possible new uses of the Company's products accounted for approximately $330,000 of the increase while increases in outside professional fees, payroll and payroll related items accounted for the balance in increased research and development costs.

        Freight, Delivery and Warehousing:

        Freight, delivery and warehousing costs increased by $302,000 to $5,603,400 in 1998 as compared to $5,301,400 in 1997. Increased shipping costs of the Company's fumigant product line primarily accounted for the increase.

The Company was awarded a settlement of $1,845,000 by neutral arbitrators in a binding action. A portion of this award, $777,300, was recorded as an offset to related professional/legal costs in 1998. The balance appears as a separate line item titled "Settlement" on the Company's Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996. The 1997 and 1996 amounts represent professional/legal costs that relate to the 1998 settlement.

Interest costs were $1,900,000 in 1998 as compared to $1,513,400 in 1997. The average level of borrowing under the Company's line of credit agreement increased by $3,649,500 to $16,938,100 in 1998 from $13,288,600 in 1997. The average level of long-term debt increased by $522,200 to $5,513,100 in 1998 from $4,990,900 in 1997. On a combined basis, the Company's average debt for 1998 was $22,451,200 as compared to $18,279,500, in 1997. The higher debt during 1998 accounted for the increase in interest costs.

Income tax expense declined by $121,500 to $1,136,600 in 1998 as compared to $1,258,100 in 1997. The Company's effective tax rate was 35% for 1998 as compared to the 38% effective tax rate for 1997. See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.

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

Net sales increased 39% to $67,700,500 in 1997 as compared to $48,627,900 in 1996. The reason for the significant increase in sales was due to the strong demand for certain of the Company's product lines during 1997. The $19,072,600 increase was primarily driven by increased sales of its fumigant and insecticide products.

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

Operating expenses increased by $5,775,200 to $22,600,100 in 1997 from $16,824,900 in 1996. Operating expenses include settlement expenses of $951,000 in 1997 and $284,900 in 1996. The following is a discussion of operating expenses:

        Selling and Regulatory:

        Selling and regulatory expenses increased by $1,657,900 to $7,758,400 in 1997 from $6,100,500 in 1996. The Company, in order to support and grow its Vapam(R) product line, as well as certain other product lines, made investments in its technical, sales and marketing infrastructure which included the hiring of additional technical and sales individuals. This program accounted for approximately $1,031,000 of the increase in selling and regulatory expenses. The Company's registration related costs, both domestically and internationally, as well as environmental related taxes and assessments increased by approximately $221,800 due to the growth of the Company during 1997. Variable selling expenses, primarily rebates and royalties, accounted for the balance of the increase in selling and regulatory expenses.

        General, Administrative and Corporate:

        General, administrative and corporate costs increased by $2,033,300 to $6,212,100 in 1997 from $4,178,800 in 1996. The increase was primarily attributable to an increase in legal fees of $1,081,000. Most of this increase has been incurred in legal actions in which the Company is plaintiff. General, administrative and corporate expenses also increased in 1997 due to the amortization of goodwill purchased in connection with the acquisition of the Vapam(R) product line in December 1996 in the amount of $317,600. The Company also completed railroad remediation work related to the railroad siding matter (see additional discussion in PART I, Item 1, Business, Environmental) which resulted in total expenditures of approximately $526,000. The balance of the increase in general, administrative and corporate expenses in 1997 resulted from increases in personnel and costs related thereto.

        Research and Development:

        Research and development costs, which include costs incurred to generate scientific data and other activities performed by the department, increased by $304,400 to $3,328,200 in 1997 from $3,023,800 in 1996 primarily as a result of increased costs to generate scientific data related to the registration of the Company's products. Increases in data generation costs for DDVP products, Mevinphos products and Metam Sodium products accounted for the majority of the increase in research and development costs. The changes in data generation costs are a function of the status of related research studies and current regulatory requirements.

        Freight, Delivery and Warehousing:

        Freight, delivery and warehousing costs increased by $1,780,400 to $5,301,400 in 1997 from $3,521,000 in 1996. This increase was primarily attributable to the overall increase in sales volume with most of the increase related to Metam Sodium freight, delivery and storage costs. As a result of the acquisition of Vapam(R) in December 1996, the Company established additional storage sites and added additional rail cars to its rail car fleet in order to handle the increased volume. These costs, along with increased trucking and rail car freight charges due to the significant increase in volume in 1997, accounted for approximately $1,600,000 of the increase in freight, delivery and warehousing expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $7,224,000 for the year ended December 31, 1998 as compared to cash used in operating activities of $3,472,200 for 1997. Inventories in 1998 increased by $2,797,900 primarily as a result of the acquisition of inventory related to the Company's acquisition of the U.S. Dibrom(R) insecticide business (refer to PART I, Item 1, Business, of this Annual Report). The increase in inventories was more than offset by non-cash depreciation and amortization of $3,060,900 and reductions in receivables balances and prepaid expenses of $3,267,400. Accounts payable and other payables and accrued expenses increased by $1,942,100 primarily as a result of the acquisition of the Dibrom(R) inventory.

The Company invested $1,928,100 in capital expenditures in 1998. The Company elected, as previously disclosed, to purchase a new Enterprise Resource Planning Manufacturing software system along with new computer hardware. The new software is Year 2000 compliant. The cost of this investment was $1,100,000 and the related obligation is carried as an obligation under capitalized leases. The balance invested in capital expenditures represent additions or improvements to the existing capacity of the Company's manufacturing facility and address the Company's continual effort to adapt its manufacturing processes to the environmental control standards of its various controlling agencies. The Company's investment in the acquisition of the U.S. Dibrom(R) insecticide business resulted in additions to intangible assets of $5,203,900 (as of December 31, 1998). As of December 31, 1998, the Company does not have any material commitments for future capital expenditures.

As part of an amendment to the Company's credit agreement in May 1998, the Company increased its credit limit under its fully- secured existing long-term line of credit to $24,000,000 from $20,500,000 and extended the expiration date of the long-term line of credit to July 31, 2000 from July 31, 1999. The Company had $14,000,000 of availability under its long-term line of credit agreement as of December 31, 1998.

There has been constant public pressure upon the federal and state governments to require FIFRA product registrants to supply new scientific data (such as toxicological and environmental fate tests), which has resulted in government action requiring additional studies and the submission of more data. Based on facts known today, the Company estimates it will spend approximately $3,000,000 in 1999 on these and other studies. Because scientific analyses are constantly improving, it cannot be determined with any degree of certainty, whether or not material new or additional tests may be required. For further information, refer to PART I, Item 1, Business, Competition of the Annual Report.

AMVAC is a manufacturer and formulator of chemicals for crops, human and animal health protection. This is a high risk industry with ever present industry-wide litigation. For discussions pertaining to the Company's litigation refer to PART I, Item 3, Legal Proceedings of this Annual Report.

Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operations will be adequate to meet total financial needs in 1999. Management also continues to believe, to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

FOREIGN EXCHANGE

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its customers in the last three fiscal years has adversely affected the Company's ability to sell products at agreed upon prices. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future. Should adverse currency exchange rate fluctuations occur in geographies where the Company sells/exports its products, management is not certain such fluctuations will materially impact the Company's operating results.

INFLATION

Management believes inflation has not had a significant impact on the Company's operations during the past three years.

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue", and the Company is addressing this issue on several different fronts. The Company elected, as disclosed in prior filings, to install a new Enterprise Resource Planning Manufacturing software system, the decision of which, was not driven by Year 2000 compliance. The new software system is Year 2000 compliant. The installation of this system is expected to be completed, for the most part, in the early part of 1999. The Company has established a separate team to coordinate solutions to the Year 2000 issue for the Company's other internal data processing systems with a goal of having all of its internal systems Year 2000 compliant, although no assurances are made that this goal will be met. The Company is in the process of requesting Year 2000 compliance certification from each of its major vendors and suppliers for their hardware and software products and for their internal business applications and processes. Should key vendors or suppliers have significant Year 2000 issues, the Company will need to develop a contingency plan for obtaining required materials should sources be interrupted. The Company does not anticipate amounts incurred in connection with the Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control, including without limitations, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


               The following persons are the current Directors and Executive Officers of Registrant:

            Name of
        Director/Officer                    Age               Capacity
        ----------------                    ---               --------
        Herbert A. Kraft                    75            Co-Chairman

        Glenn A. Wintemute                  74            Co-Chairman

        Eric G. Wintemute                   43            Director, President and
                                                          Chief Executive Officer

        James A. Barry                      48            Director, Senior Vice
                                                          President, Chief
                                                          Financial Officer,
                                                          Treasurer and Secretary

        John B. Miles                       55            Director

        Alan B. Sass                        60            Director

        Jesse E. Stephenson                 75            Director


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

               James A. Barry has served as a director of the Company since 1994. Mr. Barry was appointed Senior Vice President in February 1998 and Secretary in August 1998. He has served as Treasurer since July 1994 and as Chief Financial Officer of the Company and all operating subsidiaries since 1987. He also served as Vice President from 1990 through January 1998 and as Assistant Secretary from June 1990 to July 1998. From 1990 to July 1994, he also served as Assistant Treasurer.

               John B. Miles was appointed a director in March 1999. Mr. Miles is a Partner with the law firm McDermott Will & Emery and has held the position of Partner since 1987. Prior to 1987, Mr. Miles was a Partner with Kadison Pfaelzer Woodward Quinn & Rossi. Mr. Miles has previously served on boards of directors for public and private corporations.

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

               The Company believes that during 1998 all reports required to be filed under Section 16(a) by its executive officers, directors, and greater than ten percent beneficial owners were timely filed.

ITEM 11        EXECUTIVE COMPENSATION

               The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 1998, 1997, and 1996 paid or awarded by the Corporation and its subsidiaries to the Corporation's Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                                                          ----------------------
                              ANNUAL COMPENSATION(1)                  AWARDS          PAYOUTS
                              -------------------                     ------          --------
         (a)            (b)       (c)      (d)        (e)         (f)        (g)         (h)            (i)
                                                     OTHER        RE-     SECURITIES                    ALL
        NAME                                        ANNUAL     STRICTED   UNDERLYING                   OTHER
         AND                                        COMPEN-      STOCK     OPTIONS/     LTIP          COMPEN-
      PRINCIPAL                 SALARY    BONUS     SATION     AWARD(S)      SARS      PAYOUTS        SATION
      POSITION        YEAR        ($)      ($)        ($)        ($)         (#)          ($)           ($)
      --------        ----      ------    -----     ------     -------    ---------    ------        --------
Eric G. Wintemute     1998     284,177      -          -          -             -        -           5,359(4)
 President and        1997     244,244      -          -          -             -        -           4,723(4)
 Chief Executive      1996     201,306      -          -          -             -        -           4,855(4)
 Officer

James A. Barry        1998     152,275      -          -          -             -        -           4,803(4)
 Senior V.P., CFO &   1997     134,819      -          -          -             -        -           4,608(4)
 Secretary/Treasurer  1996     129,692      -          -          -        5,500(2)      -           3,457(4)

David B. Cassidy(3)   1998     194,010      -          -          -             -        -           5,086(4)
 Executive Vice       1997     175,414      -          -          -             -        -             562(4)
 President (AMVAC)    1996      45,769      -          -          -       30,000(5)      -                -
                                   -
Herbert A. Kraft(7)   1998         -        -          -          -             -        -         138,101(6)
 Co-Chairman          1997         -        -          -          -             -        -         180,168(6)
                      1996         -        -          -          -             -        -         226,923(6)

Glenn A. Wintemute(7) 1998         -        -          -          -             -        -         138,223(6)
 Co-Chairman          1997         -        -          -          -             -        -         195,192(6)
                      1996         -        -          -          -             -        -         226,923(6)


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

        Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board for the year ended December 31, 1998, consisted of Messrs. Herbert A. Kraft, Alan B. Sass and John B. Miles. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company's shareholders.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               To the knowledge of the Registrant, the ownership of the Registrant's outstanding Common Stock as of March 26, 1999, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

                                                                 Amount and
                                                                 Nature
Office                      Name and Address                     of Beneficial         Percent
(if any)                    Beneficial Owner                     Ownership(1)          of Class
--------                    ----------------                     -----------           --------
Co-Chairman                 Herbert A. Kraft                       590,295(2)             23.7%
                            4695 MacArthur Court
                            Newport Beach, CA 92660

Co-Chairman                 Glenn A. Wintemute                     585,961(3)             23.5%
                            4695 MacArthur Court
                            Newport Beach, CA 92660

                            Goldsmith & Harris et al.              193,764(4)              7.8%
                            80 Pine Street
                            New York, NY 10005

Director,                   Eric G. Wintemute                       41,903                 1.68%
  President                 4695 MacArthur Court
  & CEO                     Newport Beach, CA 92660

Director                    Jesse E. Stephenson                     32,850(5)              1.32%
                            4695 MacArthur Court
                            Newport Beach, CA 92660

Executive Vice              David B. Cassidy                        27,500(6)              1.1%
 President (AMVAC)          4695 MacArthur Court
                            Newport Beach, CA 92660

Director,                   James A. Barry                           5,500(7)               --(10)
 Sr. V.P.,CFO &             4695 MacArthur Court
 Secretary/Treasurer        Newport Beach, CA 92660

Director                    Dr. Allan Sass                           5,500(8)               --(10)
                            4695 MacArthur Court
                            Newport Beach,  CA  92660

Director                    John B. Miles                            2,500(9)               --(10)
                            4695 MacArthur Court
                            Newport Beach,  CA  92660


Directors and Officers as a group (12)                           1,309,684                 51.8%

-------------------
Refer to footnotes on next page.

Footnotes

---------------------

(1) Record and Beneficial.

(2) Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 1,430 shares held in an Individual Retirement Account.

(3) This figure includes 23,220 shares of Common Stock owned by Mr. G. A. Wintemute's minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(4) The Company has relied on information reported on a Statement on Schedule 13G filed by Goldsmith & Harris et al. with the Securities and Exchange Commission.

(5) Mr. Stephenson holds all of his shares in a family trust. This figure includes 4,500 shares of Common Stock Mr. Stephenson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(6) This figure includes 17,500 shares of Common Stock Mr. Cassidy is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7) This figure represents shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8) This figure includes 4,500 shares of Common Stock Dr. Sass is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9) This figure includes 2,500 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.


(10) Under 1% of class.

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In connection with their retirement from the Company as active employees in July 1994, Messrs. Herbert A. Kraft and Glenn A. Wintemute entered into written consulting agreements with the Company effective July 14, 1994. Pursuant to the consulting agreements, Messrs. Kraft and Wintemute perform management and financial consulting services for the Company as assigned by the Board of Directors or the Chief Executive Officer. The agreements originally were to expire on July 14, 1999. In 1996, the agreements were extended for an additional year now scheduled to expire July 14, 2000. The agreements provide that neither Messrs. Kraft or Wintemute will be required to expend more than 400 hours in any twelve month period or forty hours in any one month period. Under the agreements, Messrs. Kraft and Wintemute each received $287,500 for the year ended July 14, 1995, $243,750 for the year ended July 14, 1996, $200,000 for the year ended July 14, 1997 and $156,250 for the year ended July 14, 1998. They will also, under the agreements, each receive $112,500 for the year ending July 14, 1999 and $100,000 for the year ending July 14, 2000. In the event of death or disability prior to July 14, 2000, such payments will continue to be paid to the individual or his estate, as applicable. The agreements also provide for continuation of medical and dental insurance benefits until the expiration of the term of the agreements. See note 11 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                                             PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

        (a)    The following documents are filed as part of this report:

               (1) Index to Consolidated Financial
                        Statements and  Supplementary Data:

                         DESCRIPTION
                         ------------

                                                                                         PAGE NO.
               Report of Independent Certified
                    Public Accountants                                                       35

               Financial Statements:

                    Consolidated Balance Sheets as of
                        December 31, 1998 and 1997                                           36

                    Consolidated Statements of Income for
                        the Years Ended December 31, 1998, 1997,
                        and 1996                                                             38

                    Consolidated Statements of Stockholders'
                        Equity for the Years Ended December 31,
                        1998, 1997, and 1996                                                 39

                    Consolidated Statements of Cash Flows for
                        the Years Ended December 31, 1998, 1997,
                        and 1996                                                             40

                    Summary of Significant Accounting Policies
                        and Notes to Consolidated Financial
                        Statements                                                           42

               (2) Financial Statement Schedules:

                    All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

               (3) Exhibits:

                    The exhibits listed on the accompanying Index To Exhibits, page 58 are filed as part of this annual report.

        (b) Reports on Form 8-K were filed during the quarter ended December 31, 1998. None.

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


AMERICAN VANGUARD CORPORATION (Registrant)




/s/  Eric G. Wintemute                         /s/  James A. Barry
-----------------------------                  ----------------------------
By:   ERIC G. WINTEMUTE                        By:   JAMES A. BARRY
      President,                                     Senior Vice President,
      Chief Executive Officer                        Chief Financial Officer,
      and Director                                   Secretary/Treasurer and
                                                     Director
      March 30, 1999                                 March 30, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Herbert A. Kraft                               /s/ Glenn A. Wintemute
-----------------------------                  ----------------------------
HERBERT A. KRAFT                                   GLENN A. WINTEMUTE
Co-Chairman                                        Co-Chairman
March 30, 1999                                     March 30, 1999


/s/ Allan Sass                                     /s/ Jesse E. Stephenson
-----------------------------                  ----------------------------
ALLAN SASS                                         JESSE E. STEPHENSON
Director                                           Director
March 30, 1999                                     March 30, 1999

/s/ John Miles
-----------------------------
JOHN MILES
Director
March 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
American Vanguard Corporation

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and their subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles




                                                   /s/ BDO SEIDMAN, LLP
                                                       BDO SEIDMAN, LLP


Los Angeles, California
March 9, 1999

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                    ASSETS (NOTE 3)                                     1998                1997
                                                                        ----                ----
Current assets:
   Cash                                                             $   767,000        $   746,600

   Receivables:
      Trade                                                          17,786,700         21,244,600
      Other                                                             852,900            441,400
                                                                    -----------        -----------
                                                                     18,639,600         21,686,000
                                                                    -----------        -----------
   Inventories:
      Finished products                                              13,127,700          9,847,700
      Raw materials                                                   2,608,100          3,090,200
                                                                    -----------        -----------
                                                                     15,735,800         12,937,900
                                                                    -----------        -----------
   Prepaid expenses                                                     814,600          1,035,600
                                                                    -----------        -----------

           Total current assets                                      35,957,000         36,406,100

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $21,086,300 in 1998 and $18,541,200
  in 1997(notes 1,2,3, and 5)                                        12,576,300         13,439,000

Land held for development                                               210,800            210,800

Intangible assets, net of accumulated
  amortization of $954,100 in 1998 and
  $585,300 in 1997 (Note 10)                                          9,616,800          4,861,700

Other assets                                                            486,100            288,700
                                                                    -----------        -----------



                                                                    $58,847,000        $55,206,300
                                                                    ===========        ============

                                             (CONTINUED)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

      LIABILITIES AND STOCKHOLDERS' EQUITY                              1998                1997
                                                                        ----                ----
Current liabilities:
   Current installments of long-term debt (note 2)                  $ 3,118,500        $ 1,059,500
   Accounts payable                                                   6,448,400          3,785,200
   Accrued expenses                                                   3,599,700          3,561,100
   Accrued royalty obligation-current portion (note 10)               1,600,000          1,600,000
   Income taxes payable                                               1,379,900            554,100
                                                                    -----------        -----------


           Total current liabilities                                 16,146,500         10,559,900

Note payable to bank (note 3)                                        10,000,000         14,100,000
Long-term debt, excluding current
   installments (note 2)                                              6,457,800          3,980,400
Accrued royalty obligation, excluding
   current portion (note 10)                                          1,074,300          2,659,700

Deferred income taxes (note 4)                                        2,040,100          2,646,500
                                                                    -----------        -----------

           Total liabilities                                         35,718,700         33,946,500
                                                                    -----------        -----------

Commitments and contingent liabilities
 (notes 2, 3, 5, 6, 9 and 11)

Stockholders' equity: (note 14)
   Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                                             -                  -
   Common stock, $.10 par value per share;
    authorized 10,000,000 shares; issued
    2,564,182 shares in 1998 and 1997                                   256,400            256,400
   Additional paid-in capital                                         3,879,000          3,879,000
   Retained earnings                                                 19,434,300         17,483,300
                                                                    -----------        -----------
                                                                     23,569,700         21,618,700

   Less treasury stock, at cost, 71,600
    shares in 1998 and 56,600 shares in 1997                            441,400            358,900
                                                                    -----------        -----------

           Total stockholders' equity                                23,128,300         21,259,800
                                                                    -----------        -----------

                                                                    $58,847,000        $55,206,300
                                                                    ===========        ===========

 See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998               1997                1996
                                                     ----               ----                ----
Net sales (note 8)                              $67,015,600         $67,700,500        $48,627,900

Cost of sales                                    39,908,800          40,315,600         28,280,000
                                                 ----------          ----------         ----------

           Gross profit                          27,106,800          27,384,900         20,347,900

Settlement (income)/expense (note 13)            (1,067,700)            951,000           284,900
Operating expenses (note 12)                     23,016,100          21,649,100         16,540,000
                                                 ----------          ----------         ----------

           Operating income                       5,158,400           4,784,800          3,523,000

Interest expense                                  1,900,000           1,513,400            919,900
Interest income                                      (4,700)            (11,400)            (8,300)
                                                 ----------          ----------         ----------

           Income before
              income tax expense                  3,263,100           3,282,800          2,611,400

Income tax expense (note 4)                       1,136,600           1,258,100            995,900
                                                 ----------          ----------         ----------

           Net income                           $ 2,126,500         $ 2,024,700        $ 1,615,500
                                                 ==========          ==========         ==========


Per share information:

    Basic and diluted
     net income per share                       $       .85         $       .81        $       .65
                                                 ==========          ==========         ==========


Weighted average number
    of shares                                     2,502,650           2,507,829          2,472,883
                                                 ==========          ==========         ==========


 See summary of significant accounting policies and notes to consolidated financial statements.


                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                ADDITIONAL
                                    COMMON         PAID-IN         RETAINED       TREASURY
                                     STOCK        CAPITAL          EARNINGS         STOCK            TOTAL
                                    ------      ----------         --------       --------           -----
Balance, January 1, 1996           $233,100     $1,688,200      $16,345,600     $(261,500)       $18,005,400

  Common stock dividend              23,300      2,190,800       (2,214,100)          -                 -
  Cash dividends on common
   stock ($.06 per share)               -              -           (138,000)          -             (138,000)
  Treasury stock acquired               -              -                -         (97,400)           (97,400)
  Net income                            -              -          1,615,500           -            1,615,500
                                    -------      ---------       ----------      --------         ----------

Balance, December 31, 1996          256,400      3,879,000       15,609,000      (358,900)        19,385,500

  Cash dividends on common
   stock ($.06 per share)               -              -           (150,400)          -             (150,400)
  Net income                            -              -          2,024,700           -            2,024,700
                                    -------      ---------       ----------      --------         ----------

Balance, December 31, 1997          256,400      3,879,000       17,483,300      (358,900)        21,259,800

  Cash dividends on common
   stock ($.07 per share)               -              -           (175,500)          -             (175,500)
  Treasury stock acquired               -              -                -         (82,500)           (82,500)
  Net income                            -              -          2,126,500           -            2,126,500
                                    -------      ---------       ----------      --------         ----------

Balance, December 31, 1998         $256,400     $3,879,000      $19,434,300     $(441,400)       $23,128,300
                                    =======      =========       ==========      ========         ==========



 See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

INCREASE (DECREASE) IN CASH                                  1998             1997            1996
                                                             ----             ----            ----
Cash flows from operating activities:
   Net income                                           $ 2,126,500      $ 2,024,700     $ 1,615,500
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization
           of property, plant and equipment               2,555,500        2,256,900       2,204,300
        Amortization of other assets                        505,400          475,700         144,800
        Loss on abandoned projects                          231,400                -              -
        Changes in assets and liabilities
           associated with operations:
             (Increase) decrease
               in receivables                             3,046,400       (4,957,300)     (1,242,700)
             Increase in inventories                     (2,797,900)      (1,587,600)     (3,080,700)
             Decrease (increase)
               in prepaid expenses                          221,000         (382,000)        (72,600)
             Increase in accounts payable                 2,663,100          782,900         191,500
             Increase (decrease) in other
               payables and accrued expenses               (721,000)      (2,036,400)        852,100
             Decrease in deferred income taxes             (606,400)         (49,100)       (226,900)
                                                         ----------       ----------      ----------

                     Net cash provided by
                       (used in)operating
                        activities                        7,224,000       (3,472,200)        385,300
                                                         ----------       ----------      ----------

Cash flows from investing activities:
   Capital expenditures                                    (828,100)      (2,768,400)     (1,451,400)
   Additions to intangible assets                          (538,500)         (33,100)        (76,200)
   Net increase in other
     noncurrent assets                                     (249,200)         (68,000)       (150,000)
                                                         ----------       ----------      ----------

                     Net cash used in
                       investing activities              (1,615,800)      (2,869,500)     (1,677,600)
                                                         ----------       ----------     -----------

                                               (Continued)

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

INCREASE (DECREASE) IN CASH                                  1998             1997            1996
                                                             ----             ----            ----
Cash flows from financing activities:
   Net borrowings (repayments) under
     line of credit agreement                            (4,100,000)      7,100,000      $ 3,100,000
   Increase in long-term debt (note 10)                          --       1,884,800           96,600
   Payments on debt and capital
    lease obligations                                    (1,229,800)     (2,378,500)      (1,368,100)
   Acquisition of treasury stock                            (82,500)            -            (97,400)
   Payment of cash dividends                               (175,500)       (150,400)        (138,000)
                                                         ----------      ----------       ----------
               Net cash provided by
                  (used in) financing activities         (5,587,800)      6,455,900        1,593,100
                                                         ----------      ----------       ----------


               Net increase in cash                          20,400         114,200          300,800


Cash at beginning of year                                   746,600         632,400          331,600
                                                         ----------      ----------       ----------

Cash at end of year                                     $   767,000      $  746,600      $   632,400
                                                         ==========      ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:
     Interest                                           $ 1,804,200      $1,562,800      $   851,500
     Income taxes                                           914,800       1,721,000        1,630,900
                                                         ==========       =========       ==========


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

In December 1996, the Company completed the acquisition of an established product line from a large chemical company (see note 10). In connection with the acquisition, the Company recorded an intangible asset in the amount of $4,662,000 in consideration of a minimum royalty obligation in the same amount.

In November 1998, the Company completed the acquisition of an established product line from a subsidiary of a large chemical company (See note 10). In connection with the acquisition, the Company recorded new product acquisition costs of $5,203,900.

The Company financed $1,100,000 during the year ended December 31, 1998, under a capitalized lease, its computer related software and equipment.

    See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufacturers and formulates chemicals for crops, human and animal protection. One of the Company's subsidiaries, GemChem, Inc., procures certain raw materials used in the Company's manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products. The consolidated financial statements include the accounts of American Vanguard Corporation ("Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

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


Per Share Information

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase 174,000 shares of the Company's common stock are exercised. These options were anti-dilutive in 1998, 1997 and 1996 and as such, dilutive EPS amounts are the same as basic EPS for all periods presented. No prior year EPS amounts have been restated as a result of SFAS 128.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. Adoption of SFAS No. 129 did not have an impact on the Company's financial position or results of operations.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130") issued by the FASB. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no material components of other comprehensive net income and accordingly adoption of this Statement did not have an impact on the Company's current disclosures and presentation.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. This Statement requires that public companies report certain information about their operating segments, products and services, and the geographic areas in which they operate. Because the Company operates within a single operating segment, adoption of this Statement did not have an impact on the Company's current disclosures and presentation.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(1)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 and 1997 consists of the following:

                                                                       ESTIMATED
                                           1998            1997        USEFUL LIVES
                                           ----            ----        ------------
Land                                  $ 2,382,600     $ 2,382,600
Buildings and improvements              4,708,600       4,573,600     10 to 30 years
Machinery and equipment                23,384,900      22,864,000      3 to 10 years
Office furniture,fixtures
 and equipment                          2,393,800       1,128,800      3 to 10 years
Automotive equipment                      105,000         105,000      3 to  6 years
Construction in progress                  687,700         926,200
                                       ----------      ----------
                                       33,662,600      31,980,200
Less accumulated depreciation          21,086,300      18,541,200
                                       ----------      ----------

                                      $12,576,300     $13,439,000
                                      ===========     ===========

(2)   LONG-TERM DEBT

Long-term debt of the Company at December 31, 1998 and 1997 is summarized as follows:

                                                               1998           1997
                                                               ----           ----
Note payable, secured by certain real
   property, payable in
   monthly installments of $87,500
   plus interest at prime plus .5%
  (prime was 7.75% at December 31, 1998), with
   remaining unpaid principal
   due December 1, 2000                                   $ 2,012,500     $ 3,062,500
Note payable, secured by certain real property,
   payable in monthly installments of
   $6,125, plus interest at prime with remaining
  unpaid principal due October 15, 2004                     1,757,900       1,831,400
Note payable, secured by certain
   real property, payable in monthly
   principal and interest installments of $923
   with remaining unpaid principal due
   July 1, 2001, interest rate at 8.00%                        87,700          91,300
Obligations under product acquisition
  agreement (see note 10)                                   4,666,200             -
Obligations under capitalized leases (see note 5)           1,052,000          54,700
                                                           ----------      ----------
                                                            9,576,300       5,039,900
Less current installments                                   3,118,500       1,059,500
                                                           ----------      ----------

                                                          $ 6,457,800     $ 3,980,400
                                                           ==========      ==========




                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Approximate principal payments on long-term debt mature as follows:

                      1999                         $3,118,500
                      2000                          2,661,500
                      2001                          1,980,200
                      2002                            352,200
                      2003                             73,500
                      Thereafter                    1,390,400
                                                   ----------
                                                   $9,576,300
                                                   ==========

(3)   NOTE PAYABLE TO BANK

Under a credit agreement with a bank as amended in May 1998, the Company may borrow up to $24,000,000. The note bears interest at a rate of prime plus .25% (prime was 7.75% at December 31, 1998), which is payable monthly. Additionally, the Company, at its option, may pay a fixed rate of interest offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on July 31, 2000. The Company had $14,000,000 available under this credit agreement as of December 31, 1998. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 1998. The balance outstanding at December 31, 1998 and 1997 was $10,000,000 and $14,100,000
respectively. The average amount outstanding during the years ended December 31, 1998 and 1997 was $16,938,100 and $13,288,600. The weighted average interest rate during the years ended December 31, 1998 and 1997 was 8.02% and 8.14%.

(4)   INCOME TAXES

The components of income tax expense are:

                                        1998             1997             1996
                                        ----             ----             ----
Current:
   Federal                         $1,493,200       $  997,800       $   936,400
   State                              249,800          197,600           285,200
   Other, primarily foreign               -              8,200             1,200

Deferred:
   Federal                           (524,300)         (20,700)         (134,000)
   State                              (82,100)          75,200           (92,900)
                                    ---------        ---------        ----------

                                   $1,136,600       $1,258,100       $   995,900
                                    =========        =========        ==========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

                                      1998             1997              1996
                                      ----             ----              ----
Computed tax provision at
 statutory Federal rates           $1,109,500       $1,116,200       $   887,900
Increase (decrease) in
 taxes resulting from:
   State taxes, net of
    Federal income tax
    benefit                            25,800          180,800           144,000
   Nondeductible expenses              37,600           35,900            28,000
   Other (primarily foreign
   taxes)                                  --            8,200             1,900
   Benefit of research and
    development and
   alternative minimum
   tax credits                        (36,300)         (83,000)          (65,900)
                                    ---------        ---------        ----------
                                   $1,136,600       $1,258,100       $   995,900
                                    ========         =========        ==========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 1998 and 1997 relate to the following:

                                                     1998              1997
                                                     ----              ----
Plant and equipment, principally due
 to differences in depreciation and
 capitalized interest                             $2,019,600         $2,654,800
Inventories, principally due to
 additional costs inventoried for
 tax purposes pursuant to the Tax
 Reform Act of 1986                                 (387,800)          (307,800)
State income taxes                                   (57,000)           (91,900)
Vacation pay accrual                                (105,500)          (113,500)
Imputed interest on royalty obligation               139,900             85,800
Discount on accounts receivable                      453,300            433,000
Other                                                (22,400)           (13,900)
                                                   ---------          ---------

   Net deferred income tax liability              $2,040,100         $2,646,500
                                                   =========          =========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

(5)  LEASES

The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

Property, plant and equipment at December 31, 1998 include the following leased property under capital leases by major classes:

          Machinery and equipment                 $    47,300
          Office furniture, fixtures
                and equipment                       1,237,500
                                                   ----------
                                                    1,284,800
          Less accumulated depreciation                76,700
                                                   ----------
                                                   $1,208,100
                                                   ==========

The following is a schedule of future minimum lease payments for capital leases as of December 31, 1998


 Year ending December 31:
                             1999                                $  312,700
                             2000                                   340,000
                             2001                                   340,000
                             2002                                   264,400
                                                                 ----------

     Total minimum lease payments                                 1,257,100

Less amount representing interest                                   205,100
                                                                 -----------
     Present value of net minimum lease payment                  $1,052,000
                                                                 ===========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)   LITIGATION AND ENVIRONMENTAL

DBCP LAWSUITS

A. CALIFORNIA MATTERS

               In 1997, Amvac was served with complaints in two actions filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. and the County of San Joaquin v. Shell Oil Co., et.al. Both complaints allege property damage resulting from Dibromochloropropane ("DBCP") contamination of water supply. Both complaints name as defendants AMVAC, Shell Oil Company, Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company, and Velsicol Chemical Company. In Sultana Plaintiff has not produced documentation to support its claim for damage. Any damages proven may be significantly offset by Plaintiff's receipt of a Government grant for a new well. The County of San Joaquin matter was dismissed on March 8, 1999 and the Court confirmed Amvac's settlement for $5,000 and thereby barred potential cross-complaints by other defendants. The settlement included a release for the five wells claimed to have been damaged and for the next two wells, of the nine other identified wells, if they should exceed MCL contaminant levels in the future.

B. HAWAII MATTERS

               AMVAC and the Company were served with complaints, on February 7, 1997 and March 4, 1997 respectively. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit names as defendants the Company, AMVAC, Shell Oil Company, the Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Maui Pineapple Company has recently been named as a cross-defendant. The Compliant alleges property damage resulting from DBCP contamination of between two and four wells of the Board's water wells. Formal discovery is ongoing as to the identity of the applications of DBCP that might have been made near the wells and the level of contamination of the wells. The Plaintiff alleges damages of approximately 16 million dollars for all four wells. The Plaintiff alleges Amvac sold approximately 20% of the DBCP on Maui. Procedural defenses of the Board's standing to sue and expiration of the statute of limitations remain defenses.

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

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading corporation, and Del Monte Fresh Produce. The ten named plaintiffs are citizens of Guatemala, Costa Rica, Panama, and Equador. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The defendants subsequently removed the case to the United States District Court in Hawaii. On March 8, 1999, the Judge in the U.S. District Court dismissed the case based on the defendants' agreement to pay any judgement that might be entered in the plaintiff's nation of origin. The court order allows plaintiffs to return to the United States if the foreign courts do not accept jurisdiction. The plaintiffs reported that they have filed suit in each of the countries. None of the defendants have been served with these suits. No discovery has taken place on the individual claims. Without discovery, it is unknown if any plaintiff was exposed to Amvac DBCP and too early to provide any evaluation of the likelihood of an unfavorable outcome. There may be statute of limitation defenses available to defendants. Amvac intends to contest the cases vigorously.

C. MISSISSIPPI MATTERS

               On May 30,1996, AMVAC was served with five complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. Three of the cases were conditionally dismissed on the basis of forum non conveniens. Another case was closed for administrative purposes due to its similarity to the other matters. Only one case is still open but no substantive activity has occurred since its filing. Between April and October 1998, plaintiffs filed notices of appeal in each of the cases. The United States Court of Appeals, Fifth Circuit suspended the briefing schedule until the record on appeal is completed. As of this date the appeals are pending. Defendants have learned one of the plaintiffs has filed suit in Panama, but no defendant has been served. No discovery has taken place and therefore it is unknown whether any of the plaintiffs were exposed to Amvac DBCP or what statute of limitation defense might apply. Amvac intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


PHOSDRIN(R) LAWSUIT

               On September 21, 1995, AMVAC was served with a complaint filed in the Superior Court of King County, Washington entitled Ricardo Ruiz Guzman, et.al. v. Amvac Chemical Corporation, et. al. (the "Guzman Case"). The Complaint is for unspecified monetary damages based on Plaintiffs' (farm workers') alleged injuries from their exposure to the pesticide Phosdrin(R). Defendants removed the case to the United States District Court. On October 14, 1997 the United States District Court dismissed all Plaintiffs' claims against AMVAC with prejudice. Plaintiff's appeal of the judgement to the United States Court of Appeals for the Ninth Circuit was argued on November 2, 1998. It is currently impossible to predict the outcome of the matter. AMVAC's insurance carrier has assumed costs of the appeal.

NAA DATA TRADE SECRET

               On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 25, 1996, defendants Termilind and Inchema asserted counterclaims against AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortuous interference, defamation, and breach of contract. On January 5, 1999, the Court granted AMVAC's Motion for Partial Summary Judgement on AMVAC's claim for tortious interference with prospective business relations finding that AMVAC had proved three of the five elements of the tort. To prevail on this claim, AMVAC must still prove the defendant's intent to interfere and its damages resulting from the defendant's conduct. Formal discovery is continuing and no trial date has been set for the matter. It is too early to provide any evaluation of the likelihood of an unfavorable outcome.

ENVIRONMENTAL

        During 1998, AMVAC continued activities to address environmental conditions at the railroad right-of-way which is located adjacent to AMVAC's Commerce, California

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


facility (the "Facility"). The railroad right-of-way is jointly owned by the Union Pacific Railroad and the Burlington Northern and Santa Fe Railway Company, and is managed on behalf of both companies by the latter. The site investigation and remediation activities have been conducted pursuant to a January 10, 1996, enforceable agreement and order entered into by AMVAC and the California Department of Toxic Substances Control ("DTSC").

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

     AMVAC received DTSC approval of the remedial activities in a letter dated June 26, 1998 (the "Letter"). In the Letter, DTSC stated, among other things, that ..."the Site, in its current condition, does not appear to pose a threat to human health or the environment based upon the conclusion of the Post Remediation Risk Assessment ("PRRA") and no further remedial action is required." However, due to elevated concentrations of arsenic left in place at depths from 11 to 45 feet below ground surface, DTSC requires that a land use covenant be recorded on the property prior to issuance of site certification in accordance with Chapter 6.85 of the California Health & Safety Code, and that reviews be conducted by AMVAC every five years to evaluate whether the completed remediation remains protective of public health and the environment.

        In March, 1997, the Facility was accepted into the DTSC's Expedited Remedial Action Program ("ERAP"). The remaining environmental investigation and any remediation activities related to the ten underground storage tanks at the Facility which had been closed in 1995 will be addressed by AMVAC under ERAP. Soil characterization activities at other areas of the Facility are expected to commence in the second or third quarter of 1999 and to be conducted in phases over the next two to three years. These activities are required at all facilities which currently have, or in the past had, hazardous waste management permits. Because AMVAC previously held a hazardous waste storage permit, AMVAC is subject to these requirements.

        The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of various regulatory agencies. The EPA and other federal and state agencies have the

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

(7)   EMPLOYEE DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee's election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute an additional 15% of their salaries of which the Company will match 50% of the first 6% of the additional contribution. The Company's contributions to the Plan amounted to approximately $215,400, $195,100 and $196,600 in 1998, 1997 and
1996.

(8)   MAJOR CUSTOMERS AND EXPORT SALES

In 1998, there were two major customers that accounted for 29% and 12% of the Company's consolidated sales. In 1997, there were sales to a major customer that accounted for 29% of the Company's consolidated sales. In 1996, there were two major customers that accounted for 33% and 10% of the Company's consolidated sales. These companies are distributors or buying cooperatives.

Export sales were $5,085,700, $6,646,000 and $3,535,500 for 1998, 1997 and 1996.

(9)   ROYALTIES

The Company has various royalty agreements in place extending through December 2003, some of which relate to the Company's acquisition of

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


certain products. Royalty expenses were $149,700, $426,700 and $416,900 for 1998, 1997 and 1996.

(10)  BUSINESS ACQUISITIONS

        In November 1998, the Company completed the acquisition of a product line from a wholly-owned subsidiary of a large chemical company. The Company acquired all of the seller's existing product as of November 2, 1998 for an agreed upon value of $2,907,000 as well as all U.S. Environmental Protection Agency ("EPA") and state registrations, an extensive data package, trademarks and all product related intellectual property. The purchase price was $6,000,000, (in addition to the cost of inventory acquired) subject to certain reductions if the product registrations and uses with the EPA (and similar state agencies) are restricted or canceled. The agreement also calls for royalty payments at an agreed upon per unit price for all product sold in the U.S. during the calendar years 2002, 2003 and 2004.

As a result of the acquisition, the Company has recorded product line acquisition costs of approximately $5,203,900 (as discounted for imputed interest) as an intangible asset in the 1998 consolidated financial statements and inventory costs of $2,907,000. Under the acquisition agreement, all payments are due in 1999 except for $3,500,000, of which $1,500,000 is due on December 31, 2000 and $2,000,000 on December 31, 2001.

In December 1996, the Company completed the acquisition of an established product line from a large chemical manufacturer. The Company acquired all of the seller's existing product as of December 31, 1996 for an agreed upon value of $1,463,800 as well as identifiable intangible assets, including customer lists, existing contracts and product registrations and trademarks with an agreed upon value of $1,538,500 and other intangible assets of $3,123,500. In consideration of the above, the Company paid cash for the existing

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


product and recorded a minimum obligation of $4,662,000.

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

The Company has an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced September 16, 1996 and expires August 31, 1999. The employment agreement originally provided for an annual salary of $170,000 which amount was adjusted to $189,000 effective January 1, 1999. Annual increases are at the discretion of the Board of Directors but shall not be less than the increase in an agreed upon cost of living index.

The Company also entered into an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced February 1, 1999 and expires December 31, 2001. The employment agreement provides for an annual salary of $170,000. Annual increases are at the discretion of the Board of Directors but shall not be less than the increase in an agreed upon cost of living index.

Amounts to be paid under the aforementioned consulting and employment agreements are summarized as follows:

                         Year ending
                         December 31,

                             1999            $ 495,400
                             2000              278,300
                             2001              170,000
                                             ---------
                                             $ 943,700
                                             =========

In July 1995, the Company entered into a noncancellable operating sublease for its corporate headquarters expiring in October 1999. The

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

lease contains a provision to pass through to the Company the Company's pro rata share of the building's operating expenses commencing July 1, 1996 in excess of the amount passed through to the sublandlord during the first year of the sublease. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $137,400, $131,800 and $131,800. Future minimum lease payments under the terms of the sublease are as follows:

                         Year ending
                         December 31,
                             1999                   $109,800
                                                    ========

(12)  RESEARCH AND DEVELOPMENT

Research and development expenses were $2,611,900, $2,241,300, and $1,932,700 for the years ended December 31, 1998, 1997 and 1996.

(13) SETTLEMENT

The Company was awarded a settlement of $1,845,000 by neutral arbitrators in a binding action. A portion of this award, $777,300, was recorded as an offset to related professional/legal costs in 1998. The balance appears as a separate line item titled "Settlement" on the Company's Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996. The 1997 and 1996 amounts represent professional/legal costs that relate to the 1998 settlement.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(14)  SUBSEQUENT EVENT -- UNAUDITED

On March 31, 1999, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend will be distributed on April 19, 1999 to stockholders of record as of April 8, 1999.

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

                                                                                         Page
                                                                                     Sequentially
                                                                                       Numbered
                                                                                     -------------
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