Form 10-Q
period 1999-03-31
AMERICAN VANGUARD CORP
filed 1999-05-17
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM _______________ TO _______________


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


            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


     Common Stock, $.10 Par Value -- 2,492,582 shares as of March 31, 1999

                          AMERICAN VANGUARD CORPORATION


                                      INDEX



PART I - FINANCIAL INFORMATION                                          Page Number
                                                                        -----------

      Item 1.

         Financial Statements:

            Consolidated Statements of Operations
               for the three months ended
               March 31, 1999 and 1998                                         1

            Consolidated Balance Sheets
               as of March 31, 1999, and
               December 31, 1998                                               2

            Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1999 and 1998                                         4

            Notes to Consolidated Financial
               Statements                                                      6

      Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                      8

PART II - OTHER INFORMATION                                                   12

SIGNATURE PAGE                                                                13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    For the three months
                                                        ended March 31
                                              ---------------------------------
                                                  1999                 1998
                                              ------------         ------------
Net sales                                     $ 10,186,200         $ 10,793,000
Cost of sales                                    5,964,700            6,634,300
                                              ------------         ------------

        Gross profit                             4,221,500            4,158,700

Operating expenses                               4,617,200            4,133,500
                                              ------------         ------------

        Operating income(loss)                    (395,700)              25,200

Interest expense                                  (481,500)            (454,000)
Interest income                                      1,600                1,300
                                              ------------         ------------

       Loss before income tax                     (875,600)            (427,500)

Income tax benefit                                 350,200             (171,000)
                                              ------------         ------------

        Net loss                              $   (525,400)        $   (256,500)
                                              ============         ============


Basic and diluted
  net loss per common share                   $       (.21)        $       (.10)
                                              ============         ============


Weighted average number
  of shares outstanding                          2,492,582            2,507,582
                                              ============         ============



                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                  March 31,           Dec. 31,
                                                    1999                1998
                                                 -----------         -----------
                                                 (Unaudited)            (Note)

Current assets:
 Cash                                            $   524,200         $   767,000


 Receivables:
    Trade                                         16,780,800          17,786,700
    Other                                            713,200             852,900
                                                 -----------         -----------
                                                  17,494,000          18,639,600
                                                 -----------         -----------


 Inventories                                      19,925,400          15,735,800
 Prepaid expenses                                    927,600             814,600
                                                 -----------         -----------

         Total current assets                     38,871,200          35,957,000


Property, plant and
 equipment, net                                   12,089,000          12,576,300


Land held for development                            210,800             210,800


Intangible assets                                  9,442,800           9,616,800



Other assets                                         466,200             486,100
                                                 -----------         -----------

                                                 $61,080,000         $58,847,000
                                                 ===========         ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,           Dec. 31,
                                                     1999                1998
                                                  -----------        -----------
                                                  (Unaudited)           (Note)

Current liabilities:
 Current installments of
  long-term debt                                  $ 2,792,600        $ 3,118,500
 Accounts payable                                   7,298,900          6,448,400
 Accrued expenses                                   1,675,100          3,599,700
 Accrued royalty obligation -
  current portion                                   1,600,000          1,600,000
 Income taxes payable                                      --          1,379,900
                                                  -----------        -----------

        Total current liabilities                  13,366,600         16,146,500

Notes payable to bank                              16,400,000         10,000,000
Long-term debt, excluding
 current installments                               6,099,800          6,457,800
Accrued royalty obligation -
 excluding current portion                            570,600          1,074,300
Deferred income taxes                               2,040,100          2,040,100
                                                  -----------        -----------

        Total liabilities                          38,477,100         35,718,700
                                                  -----------        -----------

Stockholders' Equity:
 Preferred stock, $.10
  par value per share
  Authorized 400,000
  shares; none issued                                      --                 --
 Common stock, $.10 par
  value per share
  Authorized 10,000,000
  shares; issued and
  outstanding 2,564,182
  shares                                              256,400            256,400

 Additional paid-in
  capital                                           3,879,000          3,879,000
 Retained earnings                                 18,908,900         19,434,300
                                                  -----------        -----------
                                                   23,044,300         23,569,700
 Treasury stock at cost
  (71,600 shares)                                     441,400            441,400
                                                  -----------        -----------

        Total stockholders' equity                 22,602,900         23,128,300
                                                  -----------        -----------

                                                  $61,080,000        $58,847,000
                                                  ===========        ===========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


Increase (decrease) in cash                           1999             1998
                                                  -----------       -----------

Cash flows from operating activities:
   Net loss                                       $  (525,400)      $  (256,500)
   Adjustments to reconcile net income
     loss to net cash used in
        operating activities:
       Depreciation and amortization                  821,100           705,900
       Changes in assets and liabilities
            associated with operations:
               Decrease in receivables              1,145,600           566,100
               Increase in inventories             (4,189,600)       (1,332,700)
               Decrease (increase) in
                 prepaid expenses                    (113,000)          184,100
               Increase in accounts payable           850,500           999,400
               Decrease in other payables
                   and accrued expenses            (3,808,200)       (2,121,200)
                                                  -----------       -----------

                   Net cash used in
                      operating activities         (5,819,000)       (1,254,900)
                                                  -----------       -----------

Cash flows from investing activities:
  Capital expenditures                               (141,600)         (192,000)
  Net decrease (increase)in other
    noncurrent assets                                   1,700          (141,000)
                                                  -----------       -----------

                 Net cash used in
                   investing activities              (139,900)         (333,000)
                                                  -----------       -----------


                                   (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)


                                                     1999              1998
                                                  -----------       -----------

Cash flows from financing activities:
  Net additions under
    lines of credit agreement                     $ 6,400,000       $ 2,100,000
  Principal payments on long-term debt               (683,900)         (203,700)
  Payment of cash dividends                                --          (175,500)
                                                  -----------       -----------

                 Net cash provided by
                   financing activities             5,716,100         1,720,800
                                                  -----------       -----------

                 Net increase (decrease)
                   in cash                           (242,800)          132,900

Cash at beginning of year                             767,000           746,600
                                                  -----------       -----------

Cash at end of period                             $   524,200       $   879,500
                                                  ===========       ===========























                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. As of January 1, 1999, the Company changed its method of computing the overhead rate to be included in inventory costs for interim financial reporting purposes. The Company's inventory overhead rate is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter. This change in calculation had an effect of increasing gross profit for the quarter ended March 31, 1999 by approximately $108,000. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Inventories - The components of inventories at March 31, 1999 and December 31, 1998 consists of the following:

                                        March 31, 1999    December 31, 1998
                                        --------------    -----------------
        Finished Products                 $16,130,500        $13,127,700
        Raw Materials                       3,794,900          2,608,100
                                          -----------        -----------

                                          $19,925,400        $15,735,800
                                          ===========        ===========

3. Property, plant and equipment at March 31, 1999 and December 31, 1998 consists of the following:

                                             March 31,       December 31,
                                               1999              1998
                                            -----------      -----------
        Land                                $ 2,382,600      $ 2,382,600
        Buildings and improvements            4,718,400        4,708,660
        Machinery and equipment              23,418,800       23,384,900
        Office furniture and fixtures         2,419,200        2,393,800
        Automotive equipment                    105,000          105,000
        Construction in progress                760,200          687,700
                                            -----------      -----------
                                             33,804,200       33,662,600
        Less accumulated depreciation        21,715,200       21,086,300
                                            -----------      -----------

                                            $12,089,000      $12,576,300
                                            ===========      ===========

4. On March 31, 1999, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was distributed on April 19, 1999 to stockholders of record as of April 8, 1999.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock are exercised. These options were anti-dilutive for the periods ended March 31, 1999 and 1998, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

6. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 1999 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31:

Net sales decreased $606,800 or 6% to $10,186,200 for the quarter ended March 31, 1999 from $10,793,000 for the same period in 1998. Gross profits, however, increased by $62,800 to $4,221,500 for the three months ended March 31, 1999 from $4,158,700 for the same period in 1998. The gross profit percentage increased to 41.4% for the quarter ended March 31, 1999 from 38.5% for the same period in 1998. As of January 1, 1999, the Company changed its method of computing the overhead rate to be included in inventory costs for interim financial reporting purposes. The Company's inventory overhead rate is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter. This change in calculation had an effect of increasing gross profit for the quarter ended March 31, 1999 by approximately $108,000.

Operating expenses, which are net of other income, increased by $483,700 to $4,617,200 for the quarter ended March 31, 1999 as compared to $4,133,500 for the same period in 1998.

The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $61,300 to $1,127,500 from $1,066,200 for the prior year first quarter. Increased costs of advertising and other business promotion related to the Company's product lines were the primary reason for the increase.

o General and administrative expenses increased $209,900 to $1,461,700 for the quarter ended March 31, 1999 from $1,251,800 for the first quarter of 1998 primarily due to increases in legal expenses (related to legal expenses incurred in legal actions in which the Company is the plaintiff).

o Research and product development costs and regulatory/registration expenses remained virtually unchanged at $974,900 for the three months ended March 31, 1999 as compared to $972,700 for the same period in 1998. These expenses include costs incurred to generate scientific data related to the registration of and possible new uses of the Company's products as well as the costs of other activities performed by the departments.

o Freight, delivery, storage and warehousing costs increased $210,300 to $1,053,100 for the quarter ended March 31, 1999 as compared to $842,800 for the quarter ended March 31, 1998. Increased delivery costs of the Company's fumigant product line accounted for approximately $190,000 of the increase with increased delivery costs of the Company's insecticide product line accounting for the balance of the increase.

Interest costs were $481,500 during the three months ended March 31, 1999 as compared to $454,000 for the same period in 1998. The average level of borrowing under the Company's fully-secured revolving line of credit declined by $2,999,000 to $13,483,000 for the first quarter of 1999 as compared to $16,482,000 for the same period in 1998. The average level of other long-term debt increased by $4,314,000 to $9,210,000 for the first quarter ended March 31, 1999 from $4,896,000 for the same period in 1998 (refer to notes 2 and 10 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). On a combined basis the Company's average debt for the first quarter of 1999 was $22,693,000 as compared to $21,378,000 for the first quarter of 1998. As interest rates have remained relatively stable (on a quarter-to-quarter comparison), the increase in interest costs is directly related to the increase in combined average debt levels for the quarter ended March 31, 1999 as compared to the same period in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $25,504,600 as of March 31, 1999 reflecting a $5,694,100 improvement over working capital of $19,810,500 as of December 31, 1998.

The Company used cash in operations of $5,819,000 in the first quarter of 1999 primarily to build inventory and reduce accrued expenses. Inventories increased by $4,189,600 during the first quarter of 1999 in anticipation of product demand during the late spring and summer months of 1999. Accrued expenses declined by $3,808,500 during the first quarter of 1999 due to payments of income taxes, product rebates and royalties, and other sales related expenses.

The Company invested $141,600 in capital expenditures and had a nominal increase in its other non-current assets of $1,700.

The Company procured cash from its financing activities of $5,716,100 through an increase in borrowing of $6,400,000 under the Company's fully-secured revolving line of credit, while it made principal payments of $683,900 related to its long-term debt.

The Company had $7,600,000 in availability under its fully- secured $24,000,000 revolving line of credit as of March 31, 1999.

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs during the remainder of 1999. Management also believes, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

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

YEAR 2000 COMPLIANCE

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 Issue", and the Company is addressing this issue on several different fronts. The Company elected, as disclosed in prior filings, to invest in and install a new Enterprise Resource Planning Manufacturing software system, the decision of which, was not driven solely by Year 2000 compliance. The new software system is Year 2000 compliant. The installation of this system is expected to be completed, for the most part, during the first half of 1999. The Company has established a separate team to coordinate solutions to the Year 2000 issue for the Company's other internal data processing systems with a goal of having all of its internal systems Year 2000 compliant, although no assurances are made that this goal will be met. The Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware and software products and for their internal business applications and processes. Should key vendors or suppliers have significant Year 2000 issues, the Company will need to develop a contingency plan for obtaining required materials should sources be interrupted. The Company believes there are alternative sources of its required materials. The Company does not anticipate amounts incurred in connection with the Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which, are not completely within the Company's control, including without limitations, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        Exhibit 27 - FDS

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN VANGUARD CORPORATION



Dated:  May 14, 1999                By: /s/ Eric G. Wintemute
                                        --------------------------------
                                        Eric G. Wintemute
                                        President,
                                        Chief Executive Officer
                                        and Director



Dated:  May 14, 1999                By: /s/ J. A. Barry
                                        --------------------------------
                                        J. A. Barry
                                        Senior Vice President
                                        Chief Financial Officer

                                 EXHIBIT INDEX



(a)     Exhibits
        Exhibit 27 - FDS