Form 10-Q
period 1999-06-30
AMERICAN VANGUARD CORP
filed 1999-08-16
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

        COMMISSION FILE NUMBER 0-6354

                          AMERICAN VANGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           95-2588080
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                        Identification Number)

4695 MacArthur Court, Newport Beach, California                     92660
-------------------------------------------------                   -----
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

     Common Stock, $.10 Par Value -- 2,474,682 shares as of August 10, 1999.

                          AMERICAN VANGUARD CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                             Page Number
                                                           -----------
    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and six months ended
          June 30, 1999 and 1998                               1

        Consolidated Balance Sheets
          as of June 30, 1999 and
          December 31, 1998                                    2

        Consolidated Statements of Cash Flows
          for the six months ended
          June 30, 1999 and 1998                               4

        Notes to Consolidated Financial
          Statements                                           6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                          8

PART II - OTHER INFORMATION                                   13

SIGNATURE PAGE                                                14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                     For the three months          For the six months
                                        ended June 30                 ended June 30
                               ----------------------------    ----------------------------
                                   1999            1998            1999            1998
                               ------------    ------------    ------------    ------------
Net sales                      $ 17,660,100    $ 14,060,500    $ 27,846,300    $ 24,853,500
Cost of sales                     9,496,600       8,524,700      15,461,300      15,159,000
                               ------------    ------------    ------------    ------------

    Gross profit                  8,163,500       5,535,800      12,385,000       9,694,500

Operating expenses                6,738,600       5,360,800      11,355,800       9,494,300
                               ------------    ------------    ------------    ------------

    Operating income              1,424,900         175,000       1,029,200         200,200

Interest expense                   (398,900)       (472,800)       (880,400)       (926,800)
Interest income                       1,000           1,100           2,600           2,400
                               ------------    ------------    ------------    ------------

    Income (loss) before
      income taxes                1,027,000        (296,700)        151,400        (724,200)

Income taxes
  benefit (expense)                (407,700)        118,700         (57,500)        289,700
                               ------------    ------------    ------------    ------------


    Net income (loss)          $    619,300    $   (178,000)   $     93,900    $   (434,500)
                               ============    ============    ============    ============

Basic and diluted net income
  (loss) per common share      $        .25    $       (.07)   $        .04    $       (.17)
                               ============    ============    ============    ============

Weighted average number
  of shares                       2,480,386       2,507,582       2,486,451       2,507,582
                               ============    ============    ============    ============


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                   June 30,       Dec. 31,
ASSETS (NOTE 6)                     1999           1998
                                 -----------   -----------
                                 (Unaudited)      (Note)
Current assets:
 Cash                            $   623,400   $   767,000



 Receivables:
  Trade                           17,753,700    17,786,700
  Other                              715,700       852,900
                                 -----------   -----------
                                  18,469,400    18,639,600
                                 -----------   -----------

 Inventories (note 2)             18,379,900    15,735,800
 Prepaid expenses                    906,800       814,600
                                 -----------   -----------


          Total current assets    38,379,500    35,957,000


Property, plant and
 equipment, net (note 3)          11,561,400    12,576,300

Land held for development            210,800       210,800


Intangible assets                  9,268,800     9,616,800
                                 -----------   -----------

Other assets                         491,600       486,100
                                 -----------   -----------

                                 $59,912,100   $58,847,000
                                 ===========   ===========


                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                         June 30,     Dec. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY      1999         1998
                                      -----------   -----------
                                      (Unaudited)      (Note)
Current liabilities:
 Current installments of
  long-term debt                      $ 2,798,900   $ 3,118,500
 Accounts payable                       5,151,100     6,448,400
 Accrued expenses                       3,304,600     3,599,700
 Accrued royalty obligation,
  current portion                       1,488,000     1,600,000
 Income taxes payable                     214,500     1,379,900
                                      -----------   -----------

         Total current liabilities     12,957,100    16,146,500

Note payable to bank                   16,000,000    10,000,000
Long-term debt, excluding
 current installments                   5,944,000     6,457,800
Accrued royalty obligation,
 excluding current portion                     --     1,074,300
Deferred income taxes                   2,040,100     2,040,100
                                      -----------   -----------

         Total liabilities             36,941,200    35,718,700
                                      -----------   -----------

Stockholders' Equity: (note 4)
 Preferred stock, $.10
  par value per share;
  authorized 400,000
  shares; none issued                          --            --

 Common stock, $.10 par
  value per share;
  authorized 10,000,000
  shares; 2,564,182
  shares issued                           256,400       256,400

 Additional paid-in
  capital                               3,879,000     3,879,000
 Retained earnings                     19,378,700    19,434,300
                                      -----------   -----------
                                       23,514,100    23,569,700
 Treasury stock at cost (89,500
  shares at June 30, 1999 and
  71,600 shares at December 31,
  1998)                                   543,200       441,400
                                      -----------   -----------

         Total stockholders' equity    22,970,900    23,128,300
                                      -----------   -----------
                                      $59,912,100   $58,847,000
                                      ===========   ===========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)


Increase (decrease) in cash                  1999            1998
                                          -----------    -----------
Cash flows from operating activities:
  Net income (loss)                       $    93,900    $  (434,500)
  Adjustments to reconcile net
    income (loss) to net cash used in
    operating activities:
      Depreciation and amortization         1,635,400      1,561,000
      Changes in assets and liabilities
        associated with operations:
          Decrease in receivables             170,200      2,681,200
          Increase in inventories          (2,644,100)    (3,675,500)
          Decrease (increase) in
             prepaid expenses                 (92,200)       148,700
          Increase (decrease) in
             accounts payable              (1,297,300)        58,800
          Decrease in other payables
            and accrued expenses           (2,646,800)    (2,980,600)
                                          -----------    -----------

                 Net cash used in
                   operating activities    (4,780,900)    (2,640,900)
                                          -----------    -----------

Cash flows from investing activities:
  Capital expenditures                       (236,200)      (381,200)
  Increase in deferred charges                     --       (120,000)
  Increase in other
    noncurrent assets                         (41,800)      (804,500)
                                          -----------    -----------

                 Net cash used in
                   investing activities      (278,000)    (1,305,700)
                                          -----------    -----------


                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)


Increase (decrease) in cash                       1999           1998
                                              -----------    -----------
Cash flows from financing activities:
  Net borrowings under line of
    credit agreement                          $ 6,000,000    $ 4,500,000
  Decrease in long-term debt                     (833,400)      (489,200)
  Payment of cash dividends                      (149,500)      (175,500)
  Purchase of treasury stock                     (101,800)            --
                                              -----------    -----------

                 Net cash provided by
                    financing activities        4,915,300      3,835,300
                                              -----------    -----------

                 Net decrease in cash            (143,600)      (111,300)

Cash at beginning of year                         767,000        746,600
                                              -----------    -----------

Cash as of June 30                            $   623,400    $   635,300
                                              ===========    ===========


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.      Inventories - The components of inventories consist of the following:


                   June 30, 1999     December 31, 1998
                   -------------     -----------------
Finished products   $15,221,300        $13,127,700
Raw materials         3,158,600          2,608,100
                    -----------        -----------
                    $18,379,900        $15,735,800
                    ===========        ===========


3. Property, plant and equipment at June 30, 1999 and December 31, 1998 consists of the following:


                                  June 30,    December 31,
                                   1999          1998
                                -----------   -----------
Land                            $ 2,382,600   $ 2,382,600
Buildings and improvements        4,722,600     4,708,600
Machinery and equipment          23,425,200    23,384,900
Office furniture and fixtures     2,425,300     2,393,800
Automotive equipment                140,000       105,000
Construction in progress            803,100       687,700
                                -----------   -----------
                                 33,898,800    33,662,600
Less accumulated depreciation    22,337,400    21,086,300
                                -----------   -----------
                                $11,561,400   $12,576,300
                                ===========   ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On March 31, 1999, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was paid on April 19, 1999 to stockholders of record as of April 8, 1999.

5. Earnings Per Share ("EPS")- Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised. These options were anti-dilutive for the periods ended June 30, 1999 and 1998, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

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

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 1999, presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30:

The Company reported net income of $619,300 or $.25 per share for the second quarter ended June 30, 1999 as compared to a net loss of $178,000 or $.07 per share for the same period in 1998. Net sales increased $3,599,600 or 26% to $17,660,100 for the quarter ended June 30, 1999 from $14,060,500 for the same period in 1998. The increase was due to increased sales of certain insecticide products caused by higher pest pressures in 1999 as compared to 1998.

Gross profits increased $2,627,700 to $8,163,500 for the three months ended June 30, 1999 from $5,535,800 for the same period in 1998. The gross profit margin improved from 39% for the quarter ended June 30, 1998 to 46% for the quarter ended June 30, 1999. The increase is partially due to the higher sales volume which has a proportionately greater impact on gross profit since cost of sales does not necessarily increase at the same level. The changes in the gross profit was also favorably affected by changes in the sales mix of the Company's products. As of January 1, 1999, the Company changed its method of computing the overhead rate to be included in inventory costs for interim financial reporting purposes. The Company's inventory overhead rate is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter. This change in calculation had an effect of increasing gross profit for the quarter ended June 30, 1999 by approximately $162,000.

Operating expenses, which are net of other income, increased by $1,377,800 to $6,738,600 for the three months ended June 30, 1999 as compared to $5,360,800 for the same period in 1998.

The differences in operating expenses by specific departmental costs are as follows:

- Selling expenses increased by $434,600 to $2,035,700 for the second quarter ended June 30, 1999 as compared to $1,601,100 for the same period in 1998. Increased variable selling expenses that relate to the increased sales levels as well as the product mix of sales were the reasons for the increase.

- General and administrative expenses increased $600,000 to $2,392,700 for the second quarter ended June 30, 1999 as compared to $1,792,700 for the same period in 1998. An increase in legal expenses accounted for $207,000 of the increase. Expenses also increased in 1999 due to the amortization of intangible assets in connection with the acquisition of an insecticide product line in November 1998 in the amount of $87,000. Depreciation expenses also increased by $62,000 related to the acquisition of a new computer system. Increases in (i) expenses incurred in connection with the hiring of an executive officer during the first quarter of 1999, (ii) payroll and payroll related items and (iii) independent professional/consulting expenses, accounted for the balance of the increase in general and administrative expenses.

- Research and product development costs and regulatory registration expenses increased by $279,500 during the quarter ended June 30, 1999 primarily due to an increase in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

- Freight, delivery, storage and warehousing costs increased $63,700 to $1,120,800 for the quarter ended June 30, 1999 as compared to $1,057,100 for the quarter ended June 30, 1998. The increased costs were a result of higher sales levels.

Interest costs were $398,900 during the three months ended June 30, 1999 as compared to $472,800 for the same period in 1998. The average level of borrowing under the Company's line of credit was approximately $15,902,000 for the second quarter of 1999 as compared to $16,934,000 for the same period in 1998. The average level of other long-term debt was $8,818,000 for the second quarter of 1999 as compared to $4,694,000 for the same period in 1998. On a combined basis, the Company's average debt for the second quarter of 1999 was $24,720,000 as compared to $21,628,000 for the second quarter of 1998. Lower interest rates accounted for the lower interest costs.

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

Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional/early order programs, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Because most of the Company's cost structure is fixed, at least in the short-term, the combination of variable revenue streams, and changing product mixes, results in varying quarterly levels of profitability.

SIX MONTHS ENDED JUNE 30:

The Company reported net income of $93,900 or $.04 per share for the six month period ended June 30, 1999 as compared to a net loss of $434,500 or $.17 per share for the same period in 1998. Net sales increased $2,992,800 or 12% to $27,846,300 for the six months ended June 30, 1999 from $24,853,500 for the same period in 1998. All of this increase occurred during the second quarter of 1999. As described above, the increase was primarily attributable to increased sales of certain insecticide products caused by higher pest pressures in 1999 as compared to 1998.

Gross profits increased $2,690,500 to $12,385,000 for the first six months of 1999 from $9,694,500 for the same period in 1998. The gross profit margin for the first six months of 1999 improved to 44% as compared to 39% for the first six months of 1998. As described above, the greater sales volume and the product mix of sales in the second quarter of 1999 helped boost the gross profit margin on a year-to-date basis. As previously mentioned, the Company's inventory overhead rate is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter. This change in calculation had an effect of increasing gross profit for the six months ended June 30, 1999 by approximately $270,000.

Operating expenses, which, as previously stated, are net of other income, increased by $1,861,500 to $11,355,800 for the first six months of 1999 from $9,494,300 for the same period in 1998.

The differences in operating expenses by specific departmental costs are as follows:

- Selling expenses increased by $495,900 to $3,163,200 for the six months ended June 30, 1999 as compared to $2,667,300 for the same period in 1998. Increased variable selling expenses that relate to the increased sales levels as well as the product mix of sales were the reason for the increase.

- General and administrative expenses increased $810,400 to $3,854,800 for the first six months ended June 30, 1999 as compared to $3,044,400 for the same period in 1998. An increase in legal expenses accounted for $502,000 of the increase. Expenses also increased in 1999 due to the amortization of intangible assets in connection with the acquisition of an insecticide product line in November 1998 in the amount of $173,000. Increases in (i) expenses incurred in connection with the hiring of an executive officer during the first quarter of 1999, (ii) depreciation related to the acquisition of a new computer system, and (iii) payroll and payroll related items accounted for the balance of the increase in general and administrative expenses.

- Research and product development costs and regulatory registration expenses increased by $281,200 during the six months ended June 30, 1999 primarily due to an increase in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

- Freight, delivery, storage and warehousing costs increased $274,000 to $2,174,000 for the six months ended June 30, 1999 as compared to $1,900,000 for the quarter ended June 30, 1998. The increased costs were a result of higher sales levels.

Interest costs were $880,400 during the six months ended June 30, 1999 as compared to $926,800 for the same period in 1998. The average level of borrowing under the Company's line of credit was $14,718,000 for the first half of 1999 as compared to $16,709,000 for the same period in 1998. The average level of other long-term debt was $9,160,000 for the six months ended June 30, 1999 as compared to $4,795,000 for the same period in 1998. On a combined basis, the Company's average debt for the six months ended June 30, 1999 was $23,878,000 as compared to $21,504,000 for the first six months of 1998. Lower interest rates accounted for the lower interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $25,422,400 at June 30, 1999 reflecting an increase of $5,611,900 over working capital of $19,810,500 at December 31, 1998.

The Company used cash in its operating activities of $4,780,900 during the first six months of 1999 primarily to build up inventory and reduce payables and accrued expenses. Inventories increased by $2,644,100 during the first half of the year in anticipation of product demand during the summer, fall and winter months of 1999. Accrued expenses and payables declined by $3,944,100 due to payments of trade payables, income taxes, product rebates and royalties, and other related expenses.

The Company invested $236,200 in capital expenditures and increased its other noncurrent assets by $41,800.

The Company procured cash from its financing activities of $4,915,300 through an increase in borrowing of $6,000,000 under its fully- secured revolving line of credit, while it paid $149,500 in cash dividends, purchased 17,900 shares of treasury stock for $101,800 and reduced its long-term debt by $833,400.

The Company had $8,000,000 in availability under is fully-secured $24,000,000 long-term line of credit as of June 30, 1999.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

YEAR 2000 COMPLIANCE
--------------------

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 Issue", and the Company is addressing this issue on several different fronts. The Company elected, as disclosed in prior filings, to invest in and install a new Enterprise Resource Planning Manufacturing software system, the decision of which, was not driven solely by Year 2000 compliance. The new software system is Year 2000 compliant. The installation of this system is expected to be completed in 1999. The Company has established a separate team to coordinate solutions to the Year 2000 issue for the Company's other internal data processing systems with a goal of having all of its internal systems Year 2000 compliant, although no assurances are made that this goal will be met. The Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware and software products and for their internal business applications and processes. Should key vendors or suppliers have significant Year 2000 issues, the Company will need to develop a contingency plan for obtaining required materials should sources be interrupted. The Company believes there are alternative sources of its required materials. The Company does not anticipate amounts incurred in connection with the Year 2000 compliance program will be material to its financial condition or results of operations. The Company does not believe that its business will be adversely affected by he Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which, are not completely within the Company's control, including without limitations, the availability and cost of trained personnel and effectiveness of software upgrades used by the Company and its vendors and suppliers. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

                                     * * *

The Company, from time-to-time, may discuss forward-looking information. Except for the historical information contained in this report, all forward-looking statements are estimates by the Company's management and are subject to various risks and uncertainties that may cause results to differ from management's current expectations. Such factors include weather conditions, changes in regulatory policy and other risks as detailed from time to time in the Company's SEC reports and filings. All forward-looking statements, if any, in this report represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update forward-looking statements.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders was held on June 24, 1999.

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

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN VANGUARD CORPORATION



Dated:  August 13, 1999       By: /s/ Eric G. Wintemute
                                  -------------------------------
                                  Eric G. Wintemute
                                  President,
                                  Chief Executive Officer
                                  and Director



Dated:  August 13, 1999       By: /s/ J. A. Barry
                                  -------------------------------
                                  J. A. Barry
                                  Senior Vice President,
                                  Chief Financial Officer,
                                  Treasurer and Director

                                 EXHIBIT INDEX


Exhibit
Number                        Description
------                        -----------
27                  Financial Data Schedule