Form 10-Q
period 1999-09-30
AMERICAN VANGUARD CORP
filed 1999-11-15
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________________ TO ________________

          COMMISSION FILE NUMBER 0-6354


                          AMERICAN VANGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           95-2588080
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                           Identification Number)


4695 MacArthur Court, Newport Beach, California                   92660
-----------------------------------------------            ---------------------
   (Address of principal executive offices)                    (Zip Code)


                                 (949) 260-1200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Common Stock, $.10 Par Value -- 2,474,682 shares as of November 12, 1999.

                          AMERICAN VANGUARD CORPORATION

                                      INDEX

                                                         Page Number
                                                         -----------
PART I - FINANCIAL INFORMATION

    Item 1.

      Financial Statements

        Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 1999 and 1998                          1

        Consolidated Balance Sheets
          as of September 30, 1999 and
          December 31, 1998                                    2

        Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 1999 and 1998                          4

        Notes to Consolidated Financial Statements             6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                           8

PART II - OTHER INFORMATION                                   13

SIGNATURE PAGE                                                14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                               For the three months            For the nine months
                                ended September 30             ended September 30
                           ----------------------------    ----------------------------
                               1999            1998           1999             1998
                           ------------    ------------    ------------    ------------
Net sales                  $ 17,119,800    $ 15,167,300    $ 44,966,100    $ 40,020,800
Cost of sales                 9,764,100       8,338,900      25,225,400      23,497,900
                           ------------    ------------    ------------    ------------

    Gross profit              7,355,700       6,828,400      19,740,700      16,522,900

Operating expenses            5,706,600       5,493,700      17,062,400      14,988,000
Settlement expense              153,000              --         153,000              --
                           ------------    ------------    ------------    ------------

    Operating income          1,496,100       1,334,700       2,525,300       1,534,900

Interest expense               (403,700)       (568,400)     (1,284,100)     (1,495,200)
Interest income                   6,900             700           9,500           3,100
                           ------------    ------------    ------------    ------------

    Income before
      income tax expense      1,099,300         767,000       1,250,700          42,800

Income tax expense              420,200         306,800         477,700          17,100
                           ------------    ------------    ------------    ------------

    Net income             $    679,100    $    460,200    $    773,000    $     25,700
                           ============    ============    ============    ============

    Basic and diluted
      net income per
      common share         $        .27    $        .18    $        .31    $        .01
                           ============    ============    ============    ============

Weighted average number
    of shares                 2,474,882       2,503,017       2,482,485       2,506,044
                           ============    ============    ============    ============



                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                September 30,     December 31,
                                   1999               1998
                                -----------       -----------
                                (Unaudited)          (Note)
ASSETS (NOTE 6)

Current assets:
 Cash                           $   698,100       $   767,000

 Receivables:
  Trade                          12,248,500        17,786,700
  Other                           1,386,100           852,900
                                -----------       -----------
                                 13,634,600        18,639,600
                                -----------       -----------

 Inventories (note 2)            18,431,300        15,735,800
 Prepaid expenses                   997,100           814,600
                                -----------       -----------

     Total current assets        33,761,100        35,957,000

Property, plant and
 equipment, net (note 3)         11,012,800        12,576,300

Land held for development           210,800           210,800

Intangible assets                 9,094,900         9,616,800

Other assets                        461,200           486,100
                                -----------       -----------

                                $54,540,800       $58,847,000
                                ===========       ===========


                                   (Continued)


                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                   1999              1998
                                               -----------       -----------
                                               (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of
  long-term debt                               $ 2,805,400       $ 3,118,500
 Accounts payable                                6,325,200         6,448,400
 Accrued expenses                                3,632,600         3,599,700
 Accrued royalty obligation
  current portion                                1,205,500         1,600,000
 Income taxes payable                                   --         1,379,900
                                               -----------       -----------

              Total current liabilities         13,968,700        16,146,500

Note payable to bank                             9,200,000        10,000,000
Long-term debt, excluding
 current installments                            5,682,100         6,457,800
Accrued royalty obligation,
 excluding current portion                              --         1,074,300
Deferred income taxes                            2,040,100         2,040,100
                                               -----------       -----------

              Total liabilities                 30,890,900        35,718,700
                                               -----------       -----------

Stockholders' Equity: (note 4)
 Preferred stock, $.10 par value
   per share; authorized 400,000
   shares; none issued                                  --                --

 Common stock, $.10 par value
  per share; authorized
  10,000,000 shares; 2,564,182
  shares issued                                    256,400           256,400

 Additional paid-in capital                      3,879,000         3,879,000
 Retained earnings                              20,057,700        19,434,300
                                               -----------       -----------
                                                24,193,100        23,569,700
 Treasury stock at cost
  (89,500 at September 30, 1999
  and 71,600 at December 31, 1998                  543,200           441,400
                                               -----------       -----------
              Total stockholders' equity        23,649,900        23,128,300
                                               -----------       -----------

                                               $54,540,800       $58,847,000
                                               ===========       ===========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.



                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)


Increase (decrease) in cash                                  1999               1998
---------------------------                              -----------        -----------
Cash flows from operating activities:
  Net income                                             $   773,000        $    25,700
  Adjustments to reconcile net income
   to net cash used in operating activities:
      Depreciation and amortization                        2,429,600          2,426,300
      Changes in assets and liabilities associated
        with operations:
          Decrease in receivables                          5,005,000          1,795,000
          Increase in inventories                         (2,695,500)        (6,092,900)
          Decrease (increase) in prepaid expenses           (182,500)            39,900
          Increase (decrease) in accounts payable           (123,200)           157,400
          Decrease in other payables and
            accrued expenses                              (2,815,800)        (2,418,400)
                                                         -----------        -----------
              Net cash provided by (used in)
                operating activities                       2,390,600         (4,067,000)
                                                         -----------        -----------

Cash flows from investing activities:
  Capital expenditures                                      (294,600)          (413,700)
  Increase in deferred charges                                    --           (140,000)
  Net increase in other noncurrent assets                    (24,700)          (818,300)
                                                         -----------        -----------
              Net cash used in investing
                activities                                  (319,300)        (1,372,000)
                                                         ===========        ===========


                                   (Continued)


                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)


Increase (decrease) in cash                               1999               1998
---------------------------                           -----------        -----------
Cash flows from financing activities:
  Net borrowings (repayments) under line of
    credit agreement                                  $  (800,000)       $ 6,200,000
  Decrease in long-term debt                           (1,088,900)          (775,600)
  Purchase of treasury stock                             (101,800)           (82,500)
  Payment of cash dividends                              (149,500)          (175,500)
                                                      -----------        -----------
            Net cash provided by (used in)
              financing activities                     (2,140,200)         5,166,400
                                                      -----------        -----------
            Net decrease in cash                          (68,900)          (272,600)

Cash at beginning of year                                 767,000            746,600
                                                      -----------        -----------

Cash as of September 30                               $   698,100        $   474,000
                                                      ===========        ===========




                See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Inventories - The components of inventories consist of the following:

                                      September 30,          December 31,
                                          1999                  1998
                                      -------------          ------------
          Finished products            $14,924,300            $13,127,700
          Raw materials                  3,507,000              2,608,100
                                       -----------            -----------
                                       $18,431,300            $15,735,800
                                       ===========            ===========

3. Property, plant and equipment at September 30, 1999 and December 31, 1998, consists of the following:

                                                  September 30,    December 31,
                                                      1999             1998
                                                  -------------    -----------
          Land                                     $ 2,382,600     $ 2,382,600
          Buildings and improvements                 4,727,300       4,708,600
          Machinery and equipment                   23,450,800      23,384,900
          Office furniture and fixtures              2,440,600       2,393,800
          Automotive equipment                         140,000         105,000
          Construction in progress                     815,900         687,700
                                                   -----------     -----------
                                                    33,957,200      33,662,600
          Less accumulated depreciation             22,944,400      21,086,300
                                                   -----------     -----------

                                                   $11,012,800     $12,576,300
                                                   ===========     ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On March 31, 1999, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was paid on April 19, 1999 to stockholders of record as of April 8, 1999.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised. These options were anti-dilutive for the periods ended September 30, 1999 and 1998, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

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

7. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 1999, presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30:

The Company reported net income of $679,100 or $.27 per share for the third quarter ended September 30, 1999 as compared to $460,200 or $.18 per share for the same period in 1998. Net sales increased $1,952,500 or 13% to $17,119,800 for the quarter ended September 30, 1999 from $15,167,300 for the same period in 1998. The increase was due primarily to strong sales of Dibrom, an insecticide the Company acquired in November 1998.

Gross profits increased $527,300 to $7,355,700 for the three months ended September 30, 1999 from $6,828,400 for the same period in 1998. The gross profit margin for the quarter ended September 30, 1999 decreased to 43% from 45% in the same period in 1998, due primarily to a change in product mix. As of January 1, 1999, the Company changed its method of computing the overhead rate to be included in inventory costs for interim financial reporting purposes. The Company's overhead absorption is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter.

Operating expenses, which are net of other income, increased by $212,900 to $5,706,600 for the three months ended September 30, 1999 as compared to $5,493,700 for the same period in 1998.

The differences in operating expenses by specific departmental costs are as follows:

    o Selling expenses increased by $120,200 to $1,785,600 for the third quarter ended September 30, 1999 as compared to $1,665,400 for the same period in 1998. Increased variable selling expenses that relate to the increased sales levels as well as product mix of sales were the reasons for the increase.

    o General and administrative expenses increased $146,000 to $1,275,100 for the third quarter ended September 30, 1999 as compared to $1,129,100 for the same period in 1998. The primary reasons for the increase were expenses related to the amortization of intangible assets in connection with the acquisition of an insecticide product acquired in November 1998 and depreciation expenses related to the acquisition of a new computer system placed in service in October 1998.

    o Research and product development costs and regulatory registration expenses declined by $125,100 during the quarter ended September 30, 1999 primarily due to a decline in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

    o Freight, delivery, storage and warehousing costs increased $86,600 to $1,555,100 for the quarter ended September 30, 1999 as compared to $1,468,500 for the quarter ended September 30, 1998. The increased costs were a result of higher sales levels.

Interest costs were $403,700 during the three months ended September 30, 1999 as compared to $568,400 for the same period in 1998. The average level of borrowing under the Company's line of credit was approximately $11,040,000 for the third quarter of 1999 as compared to $19,339,000 for the same period in 1998. The average level of other long-term debt was $8,615,000 for the third quarter of 1999 as compared to $4,408,000 for the same period in 1998. On a combined basis, the Company's average debt for the third quarter of 1999 was $19,655,000 as compared to $23,747,000 for the third quarter of 1998. The lower overall average debt levels coupled with lower effective interest rates accounted for the decrease in interest costs.

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

NINE MONTHS ENDED SEPTEMBER 30:

The Company reported net income of $773,000 or $.31 per share for the nine month period ended September 30, 1999 as compared to $25,700 or $.01 per share for the same period in 1998. Net sales increased $4,945,300 or 12% to $44,966,100 for the nine months ended September 30, 1999 from $40,020,800 for the same period in 1998. As described above, strong sales of Dibrom in the third quarter coupled with increased sales of Bidrin, an insecticide, in the second quarter of 1999, accounted for the increase in sales.

Gross profits increased $3,217,800 to $19,740,700 for the first nine months of 1999 from $16,522,900 for the same period in 1998. The gross profit margin for the first nine months of 1999 improved to 44% as compared to 41% for the first nine months of 1998. The increase is partially due to the higher sales volume which has a proportionately greater impact on gross profit since costs of sales do not necessarily increase at the same level. The changes in the gross profit was also favorably affected by changes in the sales mix of the Company's products.

Operating expenses, which, as previously stated, are net of other income, increased by $2,074,400 to $17,062,400 for the first nine months of 1999 from $14,988,000 for the same period in 1998.

The differences in operating expenses by specific departmental costs are as follows:

    o Selling expenses increased by $616,100 to $4,948,800 for the nine months ended September 30, 1999 as compared to $4,332,700 for the same period in 1998. Increased variable selling expenses that relate to the increased sales levels as well as the product mix of sales were the reason for the increase.

    o General and administrative expenses increased $949,800 to $5,140,000 for the nine months ended September 30, 1999 as compared to $4,190,200 for the same period in 1998. The increase was due to increases in (i) legal expenses, primarily attributable to legal actions in which the Company is the plaintiff, (ii) amortization of intangible assets in connection with the acquisition of an insecticide product in November 1998, (iii) depreciation expense related to the acquisition of a new computer system placed in service in October 1998, and (iv) increased payroll and payroll related costs in connection with the hiring of an executive officer during the first quarter of 1999.

    o Research and product development costs and regulatory registration expenses increased by $156,300 during the nine months ended September 30, 1999 primarily due to an increase in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

    o Freight, delivery, storage and warehousing costs increased $360,600 to $3,729,100 for the nine months ended September 30, 1999 as compared to $3,368,500 for the nine months ended September 30, 1998. The increased costs were a result of higher sales levels.

Interest costs were $1,284,100 during the nine months ended September 30, 1999 as compared to $1,495,200 for the same period in 1998. The average, level of borrowing under the Company's line of credit was $13,479,000 for the first nine months of 1999 as compared to $17,596,000 for the same period in 1998. The average level of other long-term debt was $9,032,000 for the nine months ended September 30, 1999 as compared to $4,652,000 for the same period in 1998. On a combined basis, the Company's average debt for the nine months ended September 30, 1999 was $22,511,000 as compared to $22,248,000 for the first nine months of 1998. Lower effective interest rates accounted for the lower interest costs.

LIQUIDITY AND CAPITAL RESOURCES

Working capital remained virtually unchanged at $19,792,400 at September 30, 1999 as compared working capital of $19,810,500 at December 31, 1998.

Operating activities provided $2,390,600 of cash during the first nine months of 1999 primarily from a decline in receivables of $5,005,000 and non-cash depreciation and amortization of $2,429,600. Inventories increased by $2,695,500 during the first nine months of the year in anticipation of product demand during the fall and winter months of 1999. Accrued expenses and payables declined by $2,939,000 due to payments of trade payables, income taxes, product rebates and royalties, and other related expenses.

The Company invested $294,600 in capital expenditures and increased its other noncurrent assets by $24,700.

The Company used $2,140,000 in cash in its financing activities. The Company's net borrowings under its fully-secured revolving line of credit declined by $800,000. The Company reduced its long-term debt by $1,088,900, paid $149,500 in cash dividends, and purchased 17,900 shares of treasury stock for $101,800.

The Company had $14,800,000 in availability under is fully-secured $24,000,000 long-term line of credit as of September 30, 1999.

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

                                      * * *

The Company, from time-to-time, may discuss forward-looking information. Except for the historical information contained in this report, all forward-looking statements are estimates by the Company's management and are subject to various risks and uncertainties that may cause results to differ from management's current expectations. Such factors include weather conditions, changes in regulatory policy and other risks as detailed from time-to-time in the Company's SEC reports and filings. All forward-looking statements, if any, in this report represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update forward-looking statements.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN VANGUARD CORPORATION


Dated: November 12, 1999                   By: /s/ E. G. Wintemute
                                           ------------------------------
                                               E. G. Wintemute
                                               President
                                               Chief Executive Officer,
                                               and Director


Dated: November 12, 1999                   By: /s/ J. A. Barry
                                               --------------------------
                                               J. A. Barry
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer/Secretary and
                                               Director

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

  27              Financial Data Schedule