Form 10-K
period 1999-12-31
AMERICAN VANGUARD CORP
filed 2000-03-30
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of $.10 par value Common Stock outstanding as of March 24, 2000, was 2,455,182. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 24, 2000, was $8,923,200. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

                          AMERICAN VANGUARD CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1999

PART I                                                          PAGE NO.
                                                                --------
     Item  1.    Business                                           1

     Item  2.    Properties                                         7

     Item  3.    Legal Proceedings                                  8

     Item  4.    Submission of Matters to a Vote of
                  Security Holders                                  12
PART II

     Item  5.    Market for Registrant's Common
                  Equity and Related Stockholder Matters            13

     Item  6.    Selected Financial Data                            15

     Item  7.    Management's Discussion and  Analysis
                  of Financial Condition and Results of
                  Operation                                         17

     Item 7A.    Quantitative and Qualitative Disclosures
                  About Market Risk                                 22

     Item  8.    Financial Statements and Supplementary
                  Data                                              22

     Item  9.    Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                              22
PART III

     Item 10.    Directors and Executive Officers of the
                  Registrant                                        23

     Item 11.    Executive Compensation                             26

     Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management                  29

     Item 13.    Certain Relationships and Related
                  Transactions                                      31
PART IV

     Item 14.    Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K                32

SIGNATURES                                                          34

                                     PART I
                                     ------

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

ITEM 1  BUSINESS
----------------

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

AMVAC
-----

     AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals which include insecticides, fungicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. AMVAC's business is continually undergoing an evolutionary change. Years ago AMVAC considered itself a distributor-formulator, but today AMVAC primarily manufactures, and markets its own proprietary products or custom manufactures or formulates for others.

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

     In January 1997, AMVAC purchased the rights, title and interest to Vapam(R) (Metam Sodium), a soil fumigant, from Zeneca, Inc. The official closing was December 31, 1996. The purchase included inventories of Vapam(R), EPA registration rights issued under FIFRA and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. AMVAC pays Zeneca a royalty on all Metam Sodium sold by AMVAC in the United States, Canada and Mexico in accordance with the terms and conditions of a definitive agreement.

     AMVAC has attempted to position itself in niche markets. In addition to the product line acquisitions disclosed above, in 1993 AMVAC purchased from E.I. du Pont de Nemours & Company ("Du Pont")the rights, title and interest (including Du Pont's EPA registration rights) in Bidrin(R), an insecticide for cotton crops and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid ("NAA") plant growth regulator product line including Rhone-Poulenc's EPA registration rights.

     The crop protection industry in general is cyclical in nature. The demand for AMVAC's products tends to be slightly seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests and customer marketing programs and requirements.

     The Company does not believe that backlog is a significant factor in its business. The Company primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

     ConAgra, Inc., Helena Chemical, and Tenkoz accounted for 29%, 12% and 11% respectively, of the Company's sales in 1999. ConAgra, Inc. and Tenkoz accounted for 29% and 12%, respectively, of the Company's sales in 1998. ConAgra, Inc. accounted for 29% of the Company's sales in 1997. ConAgra and Helena Chemical are distributors of the Company's products. Tenkoz is a buying cooperative of various companies/producers.

     COMPETITION
     -----------

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

     AMVAC's proprietary product formulations are protected to the extent possible as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. AMVAC's products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any crop protection products in the United States unless such crop protection products have first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC's products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC's products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other suppliers, has, and is currently furnishing, certain required data relative to specific products.

     Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased AMVAC's operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,241,100, $2,611,900 and $2,241,300 during 1999, 1998 and 1997 respectively, related to gathering this information. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

     RAW MATERIALS
     -------------

     The Company utilizes numerous outside sources as well as internal sources to supply the various raw materials and components used by AMVAC in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, the Company seeks to secure its supply by either long-term arrangements or advance purchases from its suppliers. The Company believes that it is considered to be a valued customer to such sole-source suppliers.

     ENVIRONMENTAL
     -------------

     During 1999, AMVAC continued activities to address environmental concerns associated with its facility (Facility) in Commerce, California and the adjacent railroad right-of-way.

     In March 1997, the Facility was accepted into California Environmental Protection Agency's Department of Toxic Substances Control's (DTSC) Expedited Remedial Action Program (ERAP). The remaining environmental investigation and any remediation activities related to ten underground storage tanks at the Facility, which had been closed in 1995, will be addressed by AMVAC under ERAP. Soil characterization activities at other areas of the Facility, originally expected to commence in the second or third quarter of 1999, will most likely commence in the second or third quarter of 2000. These activities were not implemented in 1999 due to revisions in the site investigation plan, which have yet to be approved by the DTSC. Once approved, investigation and remediation activities are planned to be implemented in phases over the next two to three years. These activities are required at all facilities which currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

     AMVAC completed remedial activities associated with the adjacent railroad right-of way in 1998 and received DTSC approval in a letter dated June 26, 1998 (the Letter). However, due to elevated concentrations of arsenic left in place at depths from 11 to 45 feet below ground surface, DTSC requires that a land use covenant be recorded on the property prior to issuance of a site certification in accordance with Chapter 6.85 of the California Health and Safety Code, and that reviews be conducted by AMVAC every five years to evaluate whether the completed remediation remains protective of public health and the environment. The railroad right-of-way is jointly owned by the Union Pacific Railroad Company and the Burlington Northern and Santa Fe Railway Company, and is managed on behalf of both companies by the latter. AMVAC facilitated discussions between the railroads and the DTSC during 1999 in an effort to bring this issue to closure. The railroad companies are now in direct communication with the DTSC to negotiate the language of the land use covenant.

     The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on the Company's operations.

     AMVAC expends substantial funds to minimize the discharge of materials in the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, AMVAC recovers raw materials and increases product yield in order to partially offset increasing pollution abatement costs.

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

     EMPLOYEES
     ---------

     As of March 24, 2000, the Company employed approximately 170 persons (not including temporary contract personnel). AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company's employees are subject to a collective bargaining agreement.

     The Company believes it maintains positive relations with its employees.

     EXPORT OPERATIONS
     -----------------

     The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The new office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and will market chemical products for agricultural and commercial uses.

     The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC's product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company's total operating results for the years ended December 31, 1999, 1998 and 1997.

     The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

                                       1999                   1998                      1997
                                       ----                   ----                      ----
     Export Sales                   $5,399,400             $5,085,700                $6,646,000

     INSURANCE
     ---------

     Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. There can be no assurance, however, that such products liability coverage insurance will continue to be available to the Company, or if available, that it will be provided at an economical cost to the Company.

GEMCHEM, INC.
-------------

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

2110 DAVIE CORPORATION
----------------------

     DAVIE currently invests in real estate for corporate use only. See also
PART I, Item 2 of this Annual Report.

ITEM 2  PROPERTIES
------------------

     The Company's corporate headquarters are located in Newport Beach, California. This facility is leased. See PART IV, Item 14, note 11 of this report for further information.

     AMVAC owns in fee approximately 152,000 square feet of improved land in Commerce, California, on which substantially all of its manufacturing facility and some of its warehouse facilities and offices are located.

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

ITEM 3  LEGAL PROCEEDINGS
-------------------------

DBCP LAWSUITS
-------------

A. CALIFORNIA MATTERS
---------------------

     In February 1997, AMVAC was served with a complaint in an action filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. The complaint alleges that the Sultana Community Services District's water supply was contaminated with Dibromochloropropane ("DBCP"). The complaint names as defendants AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company and Velsicol Chemical Corporation. Plaintiff has not produced documentation to support its claim for damages. Any damages proven may be significantly offset by the Plaintiff's receipt of a Government grant for a new well. It is currently not possible to predict the outcome or costs involved in the defense of this matter; however, in view of the grant received by the Plaintiff, it is anticipated that actual costs, if any, to AMVAC will not be material.

B. HAWAII MATTERS
-----------------

     AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Maui Pineapple Company was joined as a cross-defendant. The Compliant alleged that between two and four of the Board's wells had been contaminated with DBCP. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC's (and the Company's) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. AMVAC's share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical.

     In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al. alleging damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries--Guatemala, Costa Rica, Panama, and Equador. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The defendants subsequently removed the case to the United States District Court in Hawaii. On March 8, 1999 the Judge in the U.S. District Court dismissed the case based on the defendant's agreement to pay any judgement that might be entered in the Plaintiff's nation of origin. The court order allows Plaintiffs to return to the United States if the foreign courts do not accept jurisdiction. Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. As of December 31, 1999, the Plaintiffs had filed their opening brief on appeal and defendants had filed their response. The Plaintiffs filed their reply brief in February 2000. Oral arguments have not yet been scheduled in the Ninth Circuit. The Plaintiffs reported that they have filed suit in each of the four countries. None of the defendants have been served with these suits. No discovery has taken place on the individual claims of the Plaintiffs. However, AMVAC product did not reach two of the four countries involved. Without discovery, it is unknown if any Plaintiff was exposed to AMVAC DBCP and too early to provide any evaluation of the likelihood of an unfavorable outcome or range of possible loss. There may be statute of limitation defenses available to defendants. In order to proceed with the cases, the Plaintiffs must either litigate their claims in their native countries or convince the Ninth Circuit Court of Appeal to reverse the trial court on the motion to dismiss. AMVAC intends to contest the cases vigorously.

     In September 1999, AMVAC and the Company were served with complaints filed in the Circuit Court of the First Circuit of the State of Hawaii entitled Board of Water Supply of the City and County of Honolulu v. Shell Oil Company, et. al.. The complaint alleges that the Board of Water Supply of the City and County of Honolulu's ground water has been contaminated with DBCP, EDB, and TCP. The complaint names as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Petroleum Corporation, Del Monte Foods, Dole Foods, and Libby McNeil, Inc. The focus of the case was on TCP and not DBCP. The Company and AMVAC were not involved with TCP and EDB. The Company and AMVAC were dismissed from the action by Notice of Partial Dismissal Without Prejudice as to all Claims filed on February 29, 2000.

C. MISSISSIPPI MATTERS
----------------------

     In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The Federal Court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Between April and October 1998, the Plaintiffs filed notices of appeal in each of the cases. In December 1999, the Plaintiffs filed their brief for the appeal. The briefing is not yet complete and no hearing for oral argument has been scheduled. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs were exposed to AMVAC's product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

D. LOUISIANA MATTERS
--------------------

     In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al.. V. Amvac Chemical Corporation et. al.., Andres Puerto, et. al.. V. Amvac Chemical Corporation, et. al.. and Eduardo Soriano, et. al.. v. Amvac Chemical Corporation et. al.. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suites were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999, however, they subsequently withdrew their motion to remand in February 2000. These cases will in all likelihood move slowly due to pending resolution of various jurisdictional issues. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC's product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome or range of possible loss at this time.

NAA DATA TRADE SECRET
---------------------

     On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 1996, defendants Termilind and Inchema asserted counterclaims against AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortuous interference, defamation, and breach of contract. In January 1999, the court granted AMVAC's motion for partial summary judgement on AMVAC's claim for tortuous interference with prospective business relations finding that AMVAC had proved three of the five elements of the tort. In October 1999, AMVAC settled/concluded this litigation regarding its exclusive ownership of labels and registration with the EPA for NAA. For further information, refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission dated October 18, 1999.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     On January 27, 1998 the Company announced the listing of its $0.10 par value common stock ("Common Stock") on the American Stock Exchange under the ticker symbol AVD. The Company's Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 3, 1987 through January 26, 1998.

     The following table sets forth the range of high and low sales prices as reported for the Company's Common Stock for the calendar quarters indicated.

         Calendar 1999                                     HIGH               LOW              CLOSE
         -------------                                     ----               ---              -----
                  First Quarter                         $  8                $ 4 7/8          $ 4 7/8
                  Second Quarter                           6 1/8              4 5/8            5 3/8
                  Third Quarter                            7                  5                5
                  Fourth Quarter                           6 3/8              4 7/8            6 1/8

         Calendar 1998
                  First Quarter                         $  9 7/8            $ 6 3/8          $ 9 1/4
                  Second Quarter                           9 1/2              6                9 3/8
                  Third Quarter                            9 3/8              4 5/8            4 7/8
                  Fourth Quarter                           6 5/8              4 1/2            5 7/8

     The Company's share activity is reported in the Wall Street Journal and is listed as "AmVngrd".

     As of March 24, 2000, the number of shareholders of the Company's Common Stock was approximately 600 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

     On March 16, 2000, the Company announced that the Board of Directors declared a cash dividend of $.13 per share as well as a 10% stock dividend. Both dividends will be distributed on April 14,2000 to shareholders of record at the close of business on March 31, 2000. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 31, 2000.

     The Company distributed a cash dividend of $.06 per share on April 19, 1999 to shareholders of record at the close of business on April 8, 1999.

     The Company distributed a cash dividend $.07 per share on March 25, 1998 to shareholders of record at the close of business on March 13, 1998.

     The Company distributed a cash dividend of $.06 per share on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

     The Company has issued a cash dividend in each of the last four years (1996, 1997, 1998 and 1999) as well as declaring on March 16,2000, as aforementioned, its fifth consecutive cash dividend. While there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition, the Company believes that its Board will be contemplating issuing cash dividends on a semi-annual basis beginning in 2001. The payment of dividends is subject to certain loan covenants described in note 3 to the Notes to Consolidated Financial Statements, which limit payments of cash dividends to a maximum of 25% of net income.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


ITEM 6   SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR WEIGHTED AVERAGE
---------------------------------------------------------------------------
         NUMBER OF SHARES AND PER SHARE DATA)
         ------------------------------------

                                  1999              1998              1997             1996              1995
                                  ----              ----              ----             ----              ----
Operating revenues            $   69,212        $   67,016        $   67,701       $   48,628        $   55,402
                               =========         =========         =========        =========         =========

Operating income              $    6,878        $    5,158        $    4,785       $    3,523        $    5,971
                               =========         =========         =========        =========         =========

Income from operations
  before income tax
  expense                     $    5,223        $    3,263        $    3,283       $    2,611        $    5,043
                               =========         =========         =========        =========         =========

Net income                    $    3,236        $    2,127        $    2,025       $    1,616        $    3,124
                               =========         =========         =========        =========         =========

Basic and diluted
  net income per
  share                       $     1.31        $      .85        $      .81       $      .65        $     1.23
                               =========         =========         =========        =========         =========

Total assets                  $   55,579        $   58,847        $   55,206       $   48,028        $   39,341
                               =========         =========         =========        =========         =========

Long-term debt and capital
  lease obligations, less
  current portion             $    4,889        $    6,458        $    3,980       $    4,373        $    5,540
                               =========         =========         =========        =========         =========

Stockholders' equity          $   25,969        $   23,128        $   21,260       $   19,386        $   18,005
                               =========         =========         =========        =========         =========

Weighted average number
  of shares                    2,475,451         2,502,650         2,507,829        2,472,883         2,546,471
                               =========         =========         =========        =========         =========

Dividends per share of
  common stock                $      .06        $      .07        $      .06       $      .06         $      --
                               =========         =========         =========        =========         =========

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 1999 have been derived from the Company's consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants' reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 1999. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

---------------------

         On March 16, 2000, the Company announced that the Board of Directors declared a cash dividend of $.13 per share as well as a 10% stock dividend. Both dividends will be distributed on April 14, 2000 to shareholders of record at the close of business on March 31, 2000. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 31, 2000.

         The Company distributed a cash dividend of $.06 per share on April 19, 1999 to shareholders of record at the close of business on April 8, 1999.

         The Company distributed a cash dividend $.07 per share on March 25, 1998 to shareholders of record at the close of business on March 13, 1998.

         The Company distributed a cash dividend of $.06 per share on March 31, 1997 to shareholders of record at the close of business on March 20, 1997.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATION
        ------------

RESULTS OF OPERATIONS
---------------------

1999 COMPARED WITH 1998:
------------------------

The Company reported net income of $3,235,500 or $1.31 per share in 1999 as compared to net income of $2,126,500 or $.85 per share in 1998.

Net sales increased $2,196,100 or 3% to $69,211,700 for 1999 from $67,015,600 in
1998. Strong sales of the Company's insecticide product lines, in particular Bidrin(R) and Dibrom(R) accounted for the increase in sales (and served to more than offset a decline in sales of Company's fungicide and fumigant product lines).

Gross profits increased $6,156,000 to $33,262,800 in 1999 from $27,106,800 in
1998. Gross profit margins improved to 48% in 1999 from 40% in 1998. The improved margin was due to the changes in the sales mix of the Company's products as well as the realization of improved raw material costs and the Company's continued efforts to improve variable costs of manufacturing.

Operating expenses which are net of other income, increased by $3,268,500 to $26,284,600 in 1999 from $23,016,100 in 1998. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $1,104,400 to $7,955,300 in 1999 from $6,850,900 in 1998. The increase was due to increases in (i) variable selling expenses that relate to the increased sales levels and product mix of sales, and (ii) expenses related to the Company's operations in Mexico (which were opened in late 1998).

o General and administrative increased $2,360,600 to $8,020,200 in 1999 as compared to $5,659,600 in 1998. The increase was due to increases in (i) legal expenses, primarily attributable to legal actions (which were concluded) in which the Company was the Plaintiff, (ii) amortization of intangible assets in connection with the acquisition of an insecticide product in November 1998, (iii) depreciation expense related to the acquisition of a new computer system placed in service in October 1998, and (iv) increased payroll and payroll related costs.

o Research and product development costs and regulatory registration expenses declined by $302,100 to $4,567,400 in 1999 from $4,869,500 in
         1998 primarily due to a decline in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

o Freight, delivery and warehousing costs remained virtually unchanged reflecting a modest increase of $8,400 in spite of the improvement in sales due primarily to the product mix of sales.

The Company was part of a global settlement in a matter where the Plaintiffs alleged the contamination of water wells in Hawaii (Board of Water Supply of the County of Maui v. Shell Oil Co., et. al.). The Company's portion of the settlement was $500,000. The Company recovered $400,000 from one of its insurers (as to matters independent of indemnity issues). The net $100,000 of costs appear as separate line item titled "Settlement" on the Company's Consolidated Statements of Income for the year ended December 31, 1999.

Interest costs were $1,666,700 in 1999 as compared to $1,900,000 in 1998. The average level of borrowing under the Company's line of credit agreement declined by $4,640,800 to $12,297,300 in 1999 from $16,938,100 in 1998. The average level of other long-term debt increased by $2,630,800 to $8,143,900 in 1999 from $5,513,100 in 1998, due primarily to the acquisition of a product line from a wholly-owned subsidiary of a large chemical company in November 1998. On a combined basis, the Company's average debt for 1999 was $20,441,200 as compared to $22,451,200, in 1998. Lower overall debt coupled with lower effective interest rates accounted for the lower interest costs. (See note 3 to the Consolidated Financial Statements.)

Income tax expense increased by $850,400 to $1,987,000 in 1999 as compared to $1,136,600 in 1998. The Company's effective tax rate was 38% for 1999 as compared to the 35% effective tax rate for 1998. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

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

1998 COMPARED WITH 1997:
------------------------

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

Operating expenses increased by $416,000 to $23,016,100 in 1998 from $22,600,100 (which includes settlement expense of $951,000, refer to general administrative and corporate expenses below) in 1997. The following is a discussion of operating expenses:

o Selling and regulatory expenses increased by $123,700 to $7,882,100 in 1998 from $7,758,400 in 1997. Increases in payroll and payroll related items accounted for approximately $251,000 of the increase. Net changes in variable selling expenses accounted for the balance of the increase.

o General, administrative and corporate costs declined by $520,000 to $5,692,100 in 1998 from $6,212,100 in 1997 The decline was attributable to the recognition of $777,300, which represents a portion of an award rendered in favor of the Company by neutral arbitrators in a binding action. This portion of the award was recorded as an offset to related professional/legal costs during 1998. (Note: Settlement Expenses of $951,000 are included in 1997 General and Administrative costs and are made up of professional/legal expenses.) General, administrative and corporate costs would have increased by $222,800 in 1998 as compared to 1997, primarily as a result of increases in legal fees and the acquisition and implementation of a new computer system. (See Year 2000 Compliance disclosure.)

o Research and development costs, which include costs incurred to generate scientific data and other activities performed by the department, increased by $510,300 to $3,838,500 in 1998 as compared to $3,328,200 in 1997. Increased costs to generate scientific data related to the registration and possible new uses of the Company's products accounted for approximately $330,000 of the increase while increases in outside professional fees, payroll and payroll related items accounted for the balance in increased research and development costs.

o Freight, delivery and warehousing costs increased by $302,000 to $5,603,400 in 1998 as compared to $5,301,400 in 1997. Increased shipping costs of the Company's fumigant product line primarily accounted for the increase.

The Company was awarded a settlement of $1,845,000 by neutral arbitrators in a binding action. A portion of this award, $777,300, was recorded as an offset to related professional/legal costs in 1998. The balance appears as a separate line item titled "Settlement" on the Company's Consolidated Statements of Income for the years ended December 31, 1998 and 1997. The 1997 amount represent professional/legal costs that relate to the 1998 settlement.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow from operating activities was $3,318,000 for the year ended December 31, 1999. Inventories increased by $1,014,100 while there were declines in receivables, prepaid expenses, accounts payable and accrued expenses and deferred income taxes of $1,014,100, $5,000, $4,336,400 and $463,400, respectively. Non-cash depreciation and amortization was $3,215,000 for 1999.

The Company invested $397,400 in capital expenditures in 1999. While the Company's capital expenditures were not significant in 1999, the Company is continually adapting its manufacturing processes to the environmental control standards of its various controlling agencies. As of December 31, 1999, the Company does not have any material commitments for future capital expenditures.

The Company used $3,159,700 in cash in its financing activities. The Company's net borrowings under its fully-secured revolving line of credit increased by $100,000. The Company made payments on its debt and capital lease obligations of $2,864,800, paid $149,600 in cash dividends, and purchased 42,400 shares of treasury stock for $245,300.

The Company had $13,900,000 in availability under its fully-secured $24,000,000 line of credit as of December 31, 1999.

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

Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operation will be adequate to meet total financial needs in 2000. Management is currently in negotiations with its bank regarding the renewal of its current revolving credit facility for another two year term and believes the facility will be renewed. Management also continues to believe, to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

FOREIGN EXCHANGE
----------------

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

INFLATION
---------

Management believes inflation has not had a significant impact on the Company's operations during the past three years.

YEAR 2000 COMPLIANCE
--------------------

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue", and the Company is addressing this issue on several different fronts. The Company elected, as disclosed in prior filings, to install a new Enterprise Resource Planning Manufacturing software system, the decision of which was not driven by Year 2000 compliance. The new software system is Year 2000 compliant. The installation of this system was completed, for the most part, in 1999. The Company established a separate team to coordinate solutions to the Year 2000 issue for the Company's other internal data processing systems with a goal of having all of its internal systems Year 2000 compliant. The Company requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware and software products and for their internal business applications and processes. The Company has not experienced any interruption of its sources of required materials. The Company's costs incurred in connection with the Year 2000 compliance program were not material to its financial condition or results of operations for the year ended December 31, 1999. The Company has not yet been adversely affected nor does it believe that its business will be, on a going forward basis, adversely affected by the Year 2000 issue in any material respect.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

         The Company's management believes that fluctuations in interest rates and currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate and currency exchange fluctuations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The Financial Statements and Supplementary Data are listed at PART IV,
Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this report.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

                                    PART III
                                    --------

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The following persons are the current Directors and Executive Officers of Registrant:

             Name of
         Director/Officer              Age                      Capacity
         ----------------              ---                      --------
         Herbert A. Kraft              76                Co-Chairman

         Glenn A. Wintemute            75                Co-Chairman

         Eric G. Wintemute             44                Director, President and
                                                         Chief Executive Officer

         James A. Barry                49                Director, Senior Vice
                                                         President, Chief
                                                         Financial Officer,
                                                         Treasurer and Secretary

         Jay R. Harris                 65                Director

         John B. Miles                 56                Director

         Jesse E. Stephenson           76                Director

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

         Jay R. Harris was appointed a director in March 2000. Mr. Harris is President and Founder of Goldsmith & Harris, a broker dealer providing investment research to institutional and professional investors. He has held this position since 1982, the year Goldsmith & Harris (or its predecessors) was founded. Mr. Harris is also a professional investor.

         John B. Miles has served as a director since March 1999. Mr. Miles is a Partner with the law firm McDermott Will & Emery and has held the position of Partner since 1987. Prior to 1987, Mr. Miles was a Partner with Kadison Pfaelzer Woodward Quinn & Rossi. Mr. Miles has previously served on boards of directors for public and private corporations.

         Jesse E. Stephenson has served as director of the Company since 1977 (except for a 10-month period following March 1992). He was the General Manager of Calhart Corporation, then a wholly-owned subsidiary of the Company, from 1968 to 1978. Mr. Stephenson is retired and is a private investor.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

         Based solely on the Company's review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 1999 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with except that Mr. Eric G. Wintemute did not timely file a Form 4 or 5 with respect to certain options (not yet exercised) which total 50,000 shares granted to Mr. Wintemute in 1999. Mr. David. B. Cassidy did not timely file a Form 4 or 5 with respect to certain options (not yet exercised) which total 30,000 shares granted to Mr. Cassidy in 1996. Mr. Glen D. Johnson did not timely file a Form 3 or 5 (after joining the Company in February 1999) with respect to joining, as an officer, of one of the Company's wholly-owned subsidiaries and with respect to certain options (not yet exercised) which total 30,000 shares granted to Mr. Johnson in 1999. Additionally, Mr. John B. Miles did not timely file a Form 3 as a director and a Form 4 for director stock options for 2,500 shares in 1999. Messrs. Wintemute, Cassidy, Johnson and Miles' required filings have all been filed as of the filing of this Annual Report.

ITEM 11  EXECUTIVE COMPENSATION
-------------------------------

         The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 1999, 1998, and 1997 paid or awarded by the Corporation and its subsidiaries to the Corporation's Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM COMPENSATION

                                       ANNUAL COMPENSATION(1)                         AWARDS             PAYOUTS
                                       -------------------                            ------             -------
            (a)            (b)          (c)          (d)          (e)           (f)           (g)            (h)           (i)

                                                                 OTHER          RE-        SECURITIES                      ALL
           NAME                                                 ANNUAL       STRICTED      UNDERLYING                     OTHER
            AND                                                 COMPEN-        STOCK        OPTIONS/        LTIP         COMPEN-
         PRINCIPAL                     SALARY       BONUS       SATION       AWARD(S)         SARS         PAYOUTS       SATION
         POSITION          YEAR         ($)          ($)          ($)         ($)             (#)            ($)           ($)
         --------          ----       -------        ----         ----     ---------         -----        --------         ---
Eric G. Wintemute          1999      328,550          -            -             -          50,000(2)         -           5,082(4)
 President and             1998      284,177          -            -             -             -              -           5,359(4)
 Chief Executive Officer   1997      244,244          -            -             -             -              -           4,723(4)

James A. Barry             1999      148,000          -            -             -             -              -           4,700(4)
 Senior V.P., CFO &        1998      152,275          -            -             -             -              -           4,803(4)
 Secretary/Treasurer       1997      134,819          -            -             -             -              -           4,608(4)

David B. Cassidy           1999      188,885          -            -             -             -              -           5,130(4)
 Executive Vice            1998      194,010          -            -             -             -              -           5,086(4)
 President (AMVAC)         1997      175,414          -            -             -             -              -             562(4)

Glen D. Johnson(3)         1999      153,654          -            -             -          30,000(5)         -           2,110(4)
 Sr. Vice President        1998           -           -            -             -             -              -               -
 (AMVAC)                   1997           -           -            -             -             -              -               -

Herbert A. Kraft(7)        1999           -           -            -             -             -              -         108,173(6)
 Co-Chairman               1998           -           -            -             -             -              -         138,101(6)
                           1997           -           -            -             -             -              -         180,168(6)

Glenn A. Wintemute(7)      1999           -           -            -             -             -              -         106,491(6)
 Co-Chairman               1998           -           -            -             -             -              -         138,223(6)
                           1997           -           -            -             -             -              -         195,192(6)

-------------------

         (1) No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer's salary.

         (2) Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Mr. Wintemute's Employment Agreement.

         (3) Mr. Johnson joined AMVAC Chemical Corporation as Senior Vice President in February, 1999.

         (4) These amounts represent the Company's contribution to the Company's Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

         (5) Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Mr. Johnson's Employment Agreement.

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

         Compensation Committee Interlocks and Insider Participation
         -----------------------------------------------------------

         The Compensation Committee of the Board for the year ended December 31, 1999, consisted of Messrs. Herbert A. Kraft, John B. Miles and Jesse E. Stephenson. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company's shareholders.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         To the knowledge of the Registrant, the ownership of the Registrant's outstanding Common Stock as of March 24, 2000, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

                                                                 Amount and
                                                                 Nature
Office                       Name and Address                    of Beneficial              Percent
(if any)                     Beneficial Owner                    Ownership(1)               of Class
--------                     ----------------                    -------------              --------
Co-Chairman                  Herbert A. Kraft                      590,295(2)                 24.1%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

Co-Chairman                  Glenn A. Wintemute                    569,961(3)                 23.3%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

                             Goldsmith & Harris et. al.            137,521(4)                  5.6%
                             80 Pine Street
                             New York, NY 10005

Director                     Jay R. Harris                          86,443                     3.5%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

Director,                    Eric G. Wintemute                      61,903(5)                  2.5%
  President                  4695 MacArthur Court
  & CEO                      Newport Beach, CA 92660

Director                     Jesse E. Stephenson                    33,850(6)                  1.4%
                             4695 MacArthur Court
                             Newport Beach, CA 92660

Executive Vice               David B. Cassidy                       40,000(7)                  1.6%
 President (AMVAC)           4695 MacArthur Court
                             Newport Beach, CA 92660

Senior Vice President        Glen D. Johnson                        10,000(8)                   --(10)
 (AMVAC)                     4695 MacArthur Court
                             Newport Beach, CA 92660

Director                     John B. Miles                           2,500(9)                   --(10)
                             4695 MacArthur Court
                             Newport Beach,  CA  92660

Director,                    James A. Barry                             --                      --(10)
 Sr. V.P.,CFO &              4695 MacArthur Court
 Secretary/Treasurer         Newport Beach, CA 92660

Directors and Officers
 as a group(12)                                                  1,386,027                    55.3%

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

(4) This figure does not include the 86,443 shares beneficially owned by Jay R. Harris. Mr. Harris is a control person of Goldsmith & Harris.

(5) This figure includes 20,000 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 2,000 shares of Common Stock owned by Mr. Wintemute's minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(6) Mr. Stephenson holds all of his shares in a family trust. This figure includes 5,500 shares of Common Stock Mr. Stephenson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7) This figure includes 30,000 shares of Common Stock Mr. Cassidy is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8) This figure represents 10,000 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9) This figure includes 2,500 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10)     Under 1% of class.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         In connection with their retirement from the Company as active employees in July 1994, Messrs. Herbert A. Kraft and Glenn A. Wintemute entered into written consulting agreements with the Company effective July 14, 1994. Pursuant to the consulting agreements, Messrs. Kraft and Wintemute perform management and financial consulting services for the Company as assigned by the Board of Directors or the Chief Executive Officer. The agreements originally were to expire on July 14, 1999. In 1996, the agreements were extended for an additional year now scheduled to expire July 14, 2000. The agreements provide that neither Messrs. Kraft or Wintemute will be required to expend more than 400 hours in any twelve month period or forty hours in any one month period. Under the agreements, Messrs. Kraft and Wintemute each received $287,500 for the year ended July 14, 1995, $243,750 for the year ended July 14, 1996, $200,000 for the year ended July 14, 1997, $156,250 for the year ended July 14, 1998 and $112,500 for the year ended July 14, 1999. They will also, under the agreements, each receive $100,000 for the year ending July 14, 2000. In the event of death or disability prior to July 14, 2000, such payments will continue to be paid to the individual or his estate, as applicable. The agreements also provide for continuation of medical and dental insurance benefits until the expiration of the term of the agreements. See note 11 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

                                     PART IV
                                     -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

       (a)    The following documents are filed as part of this report:

         (1)      Index to Consolidated Financial Statements and Supplementary
                  Data:

                                DESCRIPTION                     PAGE NO.
                                -----------                     --------
             Report of Independent Certified
              Public Accountants                                    35

             Financial Statements:

                Consolidated Balance Sheets as of
                  December 31, 1999 and 1998                        36

                Consolidated Statements of Income for
                  the Years Ended December 31, 1999, 1998,
                  and 1997                                          38

                Consolidated Statements of Stockholders'
                  Equity for the Years Ended December 31,
                  1999, 1998, and 1997                              39

                Consolidated Statements of Cash Flows for
                  the Years Ended December 31, 1999, 1998,
                  and 1997                                          40

                Summary of Significant Accounting Policies
                  and Notes to Consolidated Financial
                  Statements                                        42

         (2) Financial Statement Schedules:

               All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (3) Exhibits:

                  The exhibits listed on the accompanying Index To Exhibits, page 58 are filed as part of this annual report.

         (b) Reports on Form 8-K were filed during the quarter ended December 31, 1999:

                  Date of the Report: October 25, 1999

                  Item Reported: 5. Other Events.

                  Description: On October 18, 1999, American Vanguard Corporation issued a press release announcing that Amvac Chemical Corporation, a wholly-owned subsidiary of American Vanguard Corporation, resolved certain litigation regarding its exclusive ownership of labels and registrations with the Environmental Protection Agency for naphthalene acetic acid.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN VANGUARD CORPORATION (Registrant)



/s/  Eric G. Wintemute                          /s/  James A. Barry
-----------------------------                   -------------------
By:     ERIC G. WINTEMUTE                       By:    JAMES A. BARRY
        President,                                     Senior Vice President,
        Chief Executive Officer                        Chief Financial Officer,
        and Director                                   Secretary/Treasurer and
        March 29, 2000                                 Director
                                                       March 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Herbert A. Kraft                            /s/ Glenn A. Wintemute
--------------------                            -----------------------
HERBERT A. KRAFT                                GLENN A. WINTEMUTE
Co-Chairman                                     Co-Chairman
March 29, 2000                                  March 29, 2000


/s/ John Miles                                  /s/ Jesse E. Stephenson
--------------------                            -----------------------
JOHN B. MILES                                   JESSE E. STEPHENSON
Director                                        Director
March 29, 2000                                  March 29, 2000


/s/ Jay Harris
--------------------
JAY R. HARRIS
Director
March 29, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
American Vanguard Corporation

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and their subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     /s/ BDO SEIDMAN, LLP
                                                     ---------------------------
                                                         BDO SEIDMAN, LLP

Los Angeles, California
February 28, 2000

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

             ASSETS (NOTE 3)                  1999           1998
             ---------------                  ----           ----
Current assets:
   Cash                                   $   550,200   $   767,000

   Receivables:
       Trade                               15,119,800    17,786,700
       Other                                  833,200       852,900
                                          -----------   -----------
                                           15,953,000    18,639,600
                                          -----------   -----------

   Inventories:
       Finished products                   14,258,700    13,127,700
       Raw materials                        2,491,200     2,608,100
                                          -----------   -----------
                                           16,749,900    15,735,800
                                          -----------   -----------

   Prepaid expenses                           819,600       814,600
                                          -----------   -----------

              Total current assets         34,072,700    35,957,000

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $23,545,600 in 1999 and $21,086,300
  in 1998 (notes 1,2,3, and 5)             10,514,200    12,576,300

Land held for development                     210,800       210,800

Intangible assets, net of
  accumulated amortization
  of $1,553,300 in 1999 and
  $858,300 in 1998 (note 10)               10,086,400     9,325,100

Other assets                                  695,200       777,800
                                          -----------   -----------

                                          $55,579,300   $58,847,000
                                          ===========   ===========


                                   (CONTINUED)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

       LIABILITIES AND STOCKHOLDERS' EQUITY                  1999          1998
                                                          -----------   -----------
Current liabilities:
   Current installments of long-term debt (note 2)        $ 3,022,200   $ 3,118,500
   Note payable to bank (note 3)                           10,100,000            --
   Accounts payable                                         2,946,300     6,448,400
   Accrued expenses                                         4,541,400     3,599,700
   Accrued royalty obligation-current portion (note 10)     1,112,300     1,600,000
   Income taxes payable                                     1,064,200     1,379,900
                                                          -----------   -----------

              Total current liabilities                    22,786,400    16,146,500

Long-term debt, excluding current
   installments (note 2)                                    5,145,600     6,457,800

Note payable to bank (note 3)                                      --    10,000,000

Accrued royalty obligation, excluding
   current portion (note 10)                                       --     1,074,300

Minority interest in subsidiary company                       101,700            --

Deferred income taxes (note 4)                              1,576,700     2,040,100
                                                          -----------   -----------

              Total liabilities                            29,610,400    35,718,700
                                                          -----------   -----------

Commitments and contingent liabilities
 (notes 2, 3, 5, 6, 9 and 11)

Stockholders' equity: (note 14)
   Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                                    --            --
   Common stock, $.10 par value per share;
    authorized 10,000,000 shares; issued
    2,564,182 shares in 1999 and 1998                         256,400       256,400
   Additional paid-in capital                               3,879,000     3,879,000
   Retained earnings                                       22,520,200    19,434,300
                                                          -----------   -----------
                                                           26,655,600    23,569,700

   Less treasury stock, at cost, 114,000 shares
     in 1999 and 71,600 shares in 1998                        686,700       441,400
                                                          -----------   -----------

              Total stockholders' equity                   25,968,900    23,128,300
                                                          -----------   -----------

                                                          $55,579,300   $58,847,000
                                                          ===========   ===========

    See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                           1999            1998            1997
                                       ------------    ------------    ------------
Net sales (note 8)                     $ 69,211,700    $ 67,015,600    $ 67,700,500

Cost of sales                            35,948,900      39,908,800      40,315,600
                                       ------------    ------------    ------------

              Gross profit               33,262,800      27,106,800      27,384,900

Settlement (income)/expense (note 13)       100,000      (1,067,700)        951,000
Operating expenses (note 12)             26,284,600      23,016,100      21,649,100
                                       ------------    ------------    ------------

              Operating income            6,878,200       5,158,400       4,784,800

Interest expense                          1,666,700       1,900,000       1,513,400
Interest income                             (11,000)         (4,700)        (11,400)
                                       ------------    ------------    ------------

              Income before
                 income tax expense       5,222,500       3,263,100       3,282,800

Income tax expense (note 4)               1,987,000       1,136,600       1,258,100
                                       ------------    ------------    ------------

              Net income               $  3,235,500    $  2,126,500    $  2,024,700
                                       ============    ============    ============

Per share information:

     Basic and diluted
     net income per share              $       1.31    $        .85    $        .81
                                       ============    ============    ============

Weighted average number
     of shares                            2,475,451       2,502,650       2,507,829
                                       ============    ============    ============


    See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        ADDITIONAL
                              COMMON     PAID-IN       RETAINED      TREASURY
                              STOCK      CAPITAL       EARNINGS        STOCK          TOTAL
                             --------   ----------   ------------    ---------    ------------
Balance, January 1, 1997     $256,400   $3,879,000    $15,609,000    $(358,900)    $19,385,500

  Cash dividends on common
   stock ($.06 per share)          --           --       (150,400)          --        (150,400)
  Net income                       --           --      2,024,700           --       2,024,700
                             --------   ----------   ------------    ---------    ------------

Balance, December 31, 1997    256,400    3,879,000     17,483,300     (358,900)     21,259,800

  Cash dividends on common
   stock ($.07 per share)          --           --       (175,500)          --        (175,500)
  Treasury stock acquired          --           --             --      (82,500)        (82,500)
  Net income                       --           --      2,126,500           --       2,126,500
                             --------   ----------   ------------    ---------    ------------

Balance, December 31, 1998    256,400    3,879,000     19,434,300     (441,400)     23,128,300

  Cash dividends on common
   stock ($.06 per share)          --           --       (149,600)          --        (149,600)
  Treasury stock acquired          --           --             --     (245,300)       (245,300)
  Net income                       --           --      3,235,500           --       3,235,500
                             --------   ----------   ------------    ---------    ------------

Balance, December 31, 1999   $256,400   $3,879,000   $ 22,520,200    $(686,700)   $ 25,968,900
                             ========   ==========   ============    =========    ============


    See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

INCREASE (DECREASE) IN CASH                              1999           1998           1997
                                                     -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                        $ 3,235,500    $ 2,126,500    $ 2,024,700
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization
             of property, plant and equipment          2,459,500      2,555,500      2,256,900
          Amortization of other assets                   755,300        505,400        475,700
          Loss on abandoned projects                          --        231,400             --
          Changes in assets and liabilities
             associated with operations:
                (Increase) decrease
                 in receivables                        2,686,600      3,046,400     (4,957,300)
                Increase in inventories               (1,014,100)    (2,797,900)    (1,587,600)
                Decrease (increase)
                  in prepaid expenses                     (5,000)       221,000       (382,000)
                Increase (decrease)
                  in accounts payable                 (3,502,100)     2,663,100        782,900
                Increase (decrease) in other
                  payables and accrued expenses         (834,300)      (721,000)    (2,036,400)
                Decrease in deferred income taxes       (463,400)      (606,400)       (49,100)
                                                     -----------    -----------    -----------

                              Net cash provided by
                               (used in)operating
                               activities              3,318,000      7,224,000     (3,472,200)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                 (397,400)      (828,100)    (2,768,400)
   Additions to intangible assets                             --       (538,500)       (33,100)
   Net (increase) decrease in other
      noncurrent assets                                   22,300       (249,200)       (68,000)
                                                     -----------    -----------    -----------

                              Net cash used in
                               investing activities     (375,100)    (1,615,800)    (2,869,500)
                                                     -----------    -----------    -----------

                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

INCREASE (DECREASE) IN CASH                            1999           1998           1997
                                                    -----------    -----------    -----------
Cash flows from financing activities:
   Net borrowings (repayments) under
    line of credit agreement                        $   100,000    $(4,100,000)   $ 7,100,000
   Increase in long-term debt(note 10)                       --             --      1,884,800
   Payments on debt and capital
    lease obligations                                (2,864,800)    (1,229,800)    (2,378,500)
   Acquisition of treasury stock                       (245,300)       (82,500)            --
   Payment of cash dividends                           (149,600)      (175,500)      (150,400)
                                                    -----------    -----------    -----------
                  Net cash provided by (used in)
                     financing activities            (3,159,700)    (5,587,800)     6,455,900
                                                    -----------    -----------    -----------

                  Net increase (decrease) in cash      (216,800)        20,400        114,200

Cash at beginning of year                               767,000        746,600        632,400
                                                    -----------    -----------    -----------

Cash at end of year                                 $   550,200    $   767,000    $   746,600
                                                    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest                                      $ 1,374,900    $ 1,804,200    $ 1,562,800
      Income taxes                                    2,738,800        914,800      1,721,000
                                                    ===========    ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

In October 1999, the Company entered into an Exclusive License Agreement which granted the Company exclusive ownership of labels and registrations of an established product line and issued a note payable in the amount of $1,456,300. (See Note 10).

In November 1998, the Company completed the acquisition of an established product line from a subsidiary of a large chemical company (See note 10). In connection with the acquisition, the Company recorded product acquisition costs of $5,203,900.

The Company financed $1,237,500 during the year ended December 31, 1998, under a capitalized lease for computer related software and equipment.


           See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Consolidation
--------------------------------------------------

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

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Long-lived Assets
-----------------

Intangible assets resulting from business acquisitions (see note 10), consist of cost in excess of net assets (goodwill) acquired and other intangible assets, including customer lists, product registrations, trademarks and contracts. These intangible assets are being amortized on a straight-line basis over the period of an expected benefit, usually 15 years. Management has a policy to review intangible assets and productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation or amortization) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

Revenue Recognition
-------------------

Sales are recognized upon shipment of products or transfer of title to the customer.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Depreciation
------------

Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

Fair Value of Financial Instruments
-----------------------------------

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

Income Taxes
------------

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

Per Share Information
---------------------

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock are exercised. These options were anti-dilutive in 1999, 1998 and 1997 and as such, dilutive EPS amounts are the same as basic EPS for all periods presented. No prior year EPS amounts have been restated as a result of SFAS 128.

Accounting Estimates
--------------------

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

Reclassifications
-----------------

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)      PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

         Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                                                                       ESTIMATED
                                                  1999                1998            USEFUL LIVES
                                              -----------         -----------        --------------
Land                                          $ 2,382,600         $ 2,382,600
Buildings and improvements                      4,727,300           4,708,600        10 to 30 years
Machinery and equipment                        23,825,700          23,384,900         3 to 10 years
Office furniture, fixtures
 and equipment                                  2,467,900           2,393,800         3 to 10 years
Automotive equipment                              136,900             105,000         3 to  6 years
Construction in progress                          519,400             687,700
                                              -----------         -----------
                                               34,059,800          33,662,600
Less accumulated depreciation                  23,545,600          21,086,300
                                              -----------         -----------

                                              $10,514,200         $12,576,300
                                              ===========         ===========

(2)      LONG-TERM DEBT
-----------------------

         Long-term debt of the Company at December 31, 1999 and 1998 is summarized as follows:

                                                                  1999         1998
                                                               ----------   ----------
         Note payable, secured by certain real property,
          payable in monthly installments of $87,500 plus
          interest at prime plus .5% (prime was 8.50% at
          December 31, 1999), with remaining unpaid principal
          due December 1, 2000                                 $1,050,000   $2,012,500

         Note payable, secured by certain real
            property, payable in monthly installments
            of $6,125, plus interest at prime
            with remaining unpaid principal
            due October 15, 2004                                1,684,400    1,757,900

         Note payable, secured by certain
            real property, payable in monthly
            principal and interest installments of $923
            with remaining unpaid principal due
            July 1, 2001, interest rate at 8.00%                   83,400       87,700

         Obligations under product acquisition
           agreements (see note 10)                             4,546,600    4,666,200

         Obligations under capitalized
            leases (see note 5)                                   803,400    1,052,000
                                                               ----------   ----------
                                                                8,167,800    9,576,300
         Less current installments                              3,022,200    3,118,500
                                                               ----------   ----------

                                                               $5,145,600   $6,457,800
                                                               ==========   ==========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Approximate principal payments on long-term debt mature as follows:

                           2000            $3,022,200
                           2001             2,632,300
                           2002               684,500
                           2003               266,800
                           2004               245,200
                           Thereafter       1,316,800
                                           ----------
                                           $8,167,800
                                           ==========

(3)      NOTE PAYABLE TO BANK
-----------------------------

         Under a credit agreement with a bank as amended in May 1998, the Company may borrow up to $24,000,000. The note bears interest at a rate of prime plus .25% (prime was 8.50% at December 31, 1999), which is payable monthly. Additionally, the Company, at its option, may pay a fixed rate of interest offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on July 31, 2000. The Company has had a long-term relationship with its lead commercial lender that dates back more than fifteen years. The lender has historically renewed the Company's revolving credit facility for two year terms. The Company is currently in negotiations with the bank to renew the revolving credit facility for another two year term and believes the facility will be renewed. The Company had $13,900,000 available under this credit agreement as of December 31, 1999. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 1999. The balance outstanding at December 31, 1999 and 1998 was $10,100,000 and $10,000,000 respectively. The average amount outstanding during the years ended December 31, 1999 and 1998 was $12,297,300 and $16,938,100.
         The weighted average interest rate during the years ended December 31, 1999 and 1998 was 7.29% and 8.02%.

(4)      INCOME TAXES
---------------------

         The components of income tax expense are:

                                           1999           1998           1997
                                       -----------    -----------    -----------
         Current:
            Federal                    $ 2,236,100    $ 1,493,200    $   997,800
            State                          212,400        249,800        197,600
            Other, primarily foreign            --             --          8,200

         Deferred:
            Federal                       (435,300)      (524,300)       (20,700)
            State                          (26,200)       (82,100)        75,200
                                       -----------    -----------    -----------
                                       $ 1,987,000    $ 1,136,600    $ 1,258,100
                                       ===========    ===========    ===========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

                                         1999           1998           1997
                                     -----------    -----------    -----------
         Computed tax provision at
          statutory Federal rates    $ 1,775,700    $ 1,109,500    $ 1,116,200
         Increase (decrease) in
          taxes resulting from:
            State taxes, net of
             Federal income tax
             benefit                     203,700         25,800        180,800
            Nondeductible expenses        32,100         37,600         35,900
            Other                             --             --          8,200
            Benefit of tax credits       (24,500)       (36,300)       (83,000)
                                     -----------    -----------    -----------
                                     $ 1,987,000    $ 1,136,600    $ 1,258,100
                                     ===========    ===========    ===========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 1999 and 1998 relate to the following:

                                                      1999           1998
                                                  -----------    -----------
         Plant and equipment, principally due
          to differences in depreciation and
          capitalized interest                    $ 1,735,200    $ 2,019,600
         Inventories, principally due to
          additional costs inventoried for
          tax purposes pursuant to the Tax
          Reform Act of 1986                         (415,900)      (387,800)
         State income taxes                           (56,100)       (57,000)
         Vacation pay accrual                        (106,800)      (105,500)
         Imputed interest on royalty obligation       157,900        139,900
         Discount on accounts receivable              307,600        453,300
         Other                                        (45,200)       (22,400)
                                                  -----------    -----------

            Net deferred income tax liability     $ 1,576,700    $ 2,040,100
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

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(5)      LEASES
---------------

         The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

         Property, plant and equipment at December 31, 1999 include the following leased property under capital leases by major classes:

            Machinery and equipment              $   47,300
            Office furniture, fixtures
                     and equipment                1,237,500
                                                 ----------
                                                  1,284,800
            Less accumulated depreciation           333,700
                                                 ----------

                                                 $  951,100
                                                 ==========

         The following is a schedule of future minimum lease payments for capital leases as of December 31, 1999

          Year ending December 31:
                              2000                               $ 312,700
                              2001                                 340,000
                              2002                                 250,800
                                                                 ---------

              Total minimum lease payments                         903,500

         Less amount representing interest                        (100,100)
                                                                 ---------
              Present value of net minimum lease payments        $ 803,400
                                                                 =========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(6)      LITIGATION AND ENVIRONMENTAL
-------------------------------------

         DBCP LAWSUITS
         -------------

         A. CALIFORNIA MATTERS
         ---------------------

                  In February 1997, AMVAC was served with a complaint in an action filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. The complaint alleges that the Sultana Community Services District's water supply was contaminated with Dibromochloropropane ("DBCP"). The complaint names as defendants AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company and Velsicol Chemical Corporation. Plaintiff has not produced documentation to support its claim for damages. Any damages proven may be significantly offset by the Plaintiff's receipt of a Government grant for a new well. It is currently not possible to predict the outcome or costs involved in the defense of this matter; however, in view of the grant received by the Plaintiff, it is anticipated that actual costs, if any, to AMVAC will not be material.

         B. HAWAII MATTERS
         -----------------

                  AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Maui Pineapple Company was joined as a cross-defendant. The Compliant alleged that between two and four of the Board's wells had been contaminated with DBCP. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC's (and the Company's) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. AMVAC's share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical.

                    In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al. alleging damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries--Guatemala, Costa Rica, Panama, and Equador. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The defendants subsequently removed the case to the United States District Court in Hawaii. On March 8, 1999 the Judge in the U.S. District Court dismissed the case based on the defendant's agreement to pay any judgement that might be entered in the Plaintiff's nation of origin. The court order allows Plaintiffs to return to the United States if the foreign courts do not accept jurisdiction. Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. As of December 31, 1999, the Plaintiffs had filed their opening brief on appeal and defendants had filed their response. The Plaintiffs filed their reply brief in February 2000. Oral arguments have not yet been scheduled in the Ninth Circuit. The Plaintiffs reported that they have filed suit in each of the four countries. None of the defendants have been served with these suits. No discovery has taken place on the individual claims of the Plaintiffs. However, AMVAC product did not reach two of the four countries involved. Without discovery, it is unknown if any Plaintiff was exposed to AMVAC DBCP and too early to provide any evaluation of the likelihood of an unfavorable outcome or range of possible loss. There may be statute of limitation defenses available to defendants. In order to proceed with the cases, the Plaintiffs must either litigate their claims in their native countries or convince the Ninth Circuit Court of Appeal to

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         reverse the trial court on the motion to dismiss. AMVAC intends to contest the cases vigorously.

                  In September 1999, AMVAC and the Company were served with complaints filed in the Circuit Court of the First Circuit of the State of Hawaii entitled Board of Water Supply of the City and County of Honolulu v. Shell Oil Company, et. al. The complaint alleges that the Board of Water Supply of the City and County of Honolulu's ground water has been contaminated with DBCP, EDB, and TCP. The complaint names as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Petroleum Corporation, Del Monte Foods, Dole Foods, and Libby McNeil, Inc. The focus of the case was on TCP and not DBCP. The Company and AMVAC were not involved with TCP and EDB. The Company and AMVAC were dismissed from the action by Notice of Partial Dismissal Without Prejudice as to all Claims filed on February 29, 2000.

         C. MISSISSIPPI MATTERS
         ----------------------

                  In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The Federal Court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Between April and October 1998, the Plaintiffs filed notices of appeal in each of the cases. In December 1999, the Plaintiffs filed their brief for the appeal. The briefing is not yet complete and no hearing for oral argument has been scheduled. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs were exposed to AMVAC's product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         D. LOUISIANA MATTERS
         --------------------

                  In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al. V. Amvac Chemical Corporation et. al., Andres Puerto, et. al. V. Amvac Chemical Corporation, et. al. and Eduardo Soriano, et. al. v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suites were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999, however, they subsequently withdrew their motion to remand in February 2000. These cases will in all likelihood move slowly due to pending resolution of various jurisdictional issues. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC's product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome or range of possible loss at this time.

         NAA DATA TRADE SECRET
         ---------------------

                  On November 1, 1996 AMVAC filed an action in U.S. District Court in Oregon against four defendants relating to their misuse of AMVAC's exclusive right associated with Naphthalene Acetic Acid ("NAA") (Amvac Chemical Corporation v. Termilind, Inc., et.al.). On November 1996, defendants Termilind and Inchema asserted counterclaims against
         AMVAC: violation of antitrust laws (Sherman Act section 2 and ORS 646.730), unfair competition, tortuous interference, defamation, and breach of contract. In January 1999, the court granted AMVAC's motion for partial summary judgement on AMVAC's claim for tortuous interference with prospective business relations finding that AMVAC had proved three of the five elements of the tort. In October 1999, AMVAC settled/concluded this litigation regarding its exclusive ownership of labels and registrations with the Environmental Protection Agency ("EPA") for NAA. In connection with this settlement, the Company acquired labels and registrations of this established product line. (See Note 10).

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         ENVIRONMENTAL
         -------------

                  During 1999, AMVAC continued activities to address environmental concerns associated with its facility (Facility) in Commerce, California and the adjacent railroad right-of-way.

                  In March 1997, the Facility was accepted into California Environmental Protection Agency's Department of Toxic Substances Control's (DTSC) Expedited Remedial Action Program (ERAP). The remaining environmental investigation and any remediation activities related to ten underground storage tanks at the Facility, which had been closed in 1995, will be addressed by AMVAC under ERAP. Soil characterization activities at other areas of the Facility, originally expected to commence in the second or third quarter of 1999, will most likely commence in the second or third quarter of 2000. These activities were not implemented in 1999 due to revisions in the site investigation plan, which have yet to be approved by the DTSC. Once approved, investigation and remediation activities are planned to be implemented in phases over the next two to three years. These activities are required at all facilities which currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

                  AMVAC completed remedial activities associated with the adjacent railroad right-of way in 1998 and received DTSC approval in a letter dated June 26, 1998 (the Letter). However, due to elevated concentrations of arsenic left in place at depths from 11 to 45 feet below ground surface, DTSC requires that a land use covenant be recorded on the property prior to issuance of a site certification in accordance with Chapter 6.85 of the California Health and Safety Code, and that reviews be conducted by AMVAC every five years to evaluate whether the completed remediation remains protective of public health and the environment. The railroad right-of-way is jointly owned by the Union Pacific Railroad Company and the Burlington Northern and Santa Fe Railway Company, and is managed on behalf of both companies by the latter. AMVAC facilitated discussions between the railroads and the DTSC during 1999 in an effort to bring this issue to closure. The railroad companies are now in direct communication with the DTSC to negotiate the language of the land use covenant.

                  The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U. S. EPA and other federal and state

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         agencies have the authority to promulgate regulations that could have an impact on the Company's operations.

                  AMVAC expends substantial funds to minimize the discharge of materials in the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, AMVAC recovers raw materials and increases product yield in order to partially offset increasing pollution abatement costs.

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

(7)      EMPLOYEE DEFERRED COMPENSATION PLAN
--------------------------------------------

         The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee's election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. THE PLAN ALSO PERMITS EMPLOYEES TO CONTRIBUTE AN ADDITIONAL 15% OF THEIR SALARIES OF WHICH THE COMPANY WILL MATCH 50% OF THE FIRST 6% OF THE ADDITIONAL CONTRIBUTION. The Company's contributions to the Plan amounted to $250,000, $215,400 and $195,100 in 1999, 1998 and 1997.

(8)      MAJOR CUSTOMERS AND EXPORT SALES
-----------------------------------------

         In 1999 there were three companies that accounted for 29%, 12% and 11% of the Company's consolidated sales. In 1998, there were two major customers that accounted for 29% and 12% of the Company's consolidated sales. In 1997, there were sales to a major customer that accounted for 29% of the Company's consolidated sales. These companies are distributors or buying cooperatives.

         Export sales were $5,399,400, $5,085,700 and $6,646,000 for 1999, 1998 and 1997.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(9)      ROYALTIES
------------------

         The Company has various royalty agreements in place extending through December 2003, some of which relate to the Company's acquisition of certain products. Royalty expenses were $ 109,400, $149,700 and $426,700 for 1999, 1998 and 1997.

(10)     BUSINESS ACQUISITIONS
------------------------------

         In October 1999, the Company settled litigation regarding its exclusive ownership of labels and registrations of an established product line (see Note 6). In connection with this settlement, the Company entered into an Exclusive License Agreement which granted the Company's ownership of the labels and EPA registrations. The Agreement calls for the Company to make payments of $1,700,000. As a result of the acquisition, the Company has recorded acquisition costs of $1,456,300 (as discounted for imputed interest at 8.75%) as an intangible asset in the 1999 consolidated financial statements. Under the Agreements, the Company will make payments of $400,000 per year for the years ending December 31, 2000, 2001 and 2002, and $250,000 per year for the next two years.

         In November 1998, the Company completed the acquisition of a product line from a wholly-owned subsidiary of a large chemical company. The Company acquired all of the seller's existing product as of November 2, 1998 for an agreed upon value of $2,907,000 as well as all U.S. EPA and state registrations, an extensive data package, trademarks and all product related intellectual property. The purchase price was $6,000,000, (in addition to the cost of inventory acquired) subject to certain reductions if the product registrations and uses with the EPA (and similar state agencies) are restricted or canceled. The agreement also calls for royalty payments at an agreed upon per unit price for all product sold in the U.S. during the calendar years 2002, 2003 and 2004. As a result of the acquisition, the Company has recorded new product line acquisition costs of approximately $5,203,900 (as discounted for imputed interest at 8.5%) as an intangible asset in the 1998 consolidated financial statements and inventory costs of $2,907,000. Under the acquisition agreement, all payments are due in 1999 except for $3,500,000, of which, $1,500,000 is due on December 31, 2000, and $2,000,000 on December 31, 2001.

(11)     COMMITMENTS
--------------------

         In July 1994, the Company entered into consulting agreements with two former employees who are the current Co-Chairmen of the Company's Board of Directors. The agreements originally were set to expire in July 1999 and provided for total remuneration of $1,000,000 over the five year

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         period to be paid to each former employee. In 1996, the consulting agreements were extended for an additional year through July 2000 with additional remuneration of $100,000 to be paid to each former employee.

         The Company has entered into an employment agreement with an officer which commenced January 15, 1999 and expires January 15, 2003. The employment agreement provides for fixed minimum salary levels for each year of the agreement through January 15, 2002. The annual increase for the year ending January 15, 2003 shall not be less than the increase in an agreed upon cost of living index.

         The Company also entered into an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced January 1, 1999 and expires December 31, 2001. The employment agreement provides for an annual salary of $170,000. Annual increases are at the discretion of the Board of Directors but shall not be less than the increase in an agreed upon cost of living index.

         Amounts to be paid under the aforementioned consulting and employment agreements are summarized as follows:

                                Year ending
                                December 31,

                                    2000              $  656,700
                                    2001                 593,000
                                    2002                 418,000
                                    2003                  17,400
                                                      ----------
                                                      $1,685,100
                                                      ==========

In November 1999, the Company entered into an operating lease for its corporate headquarters expiring in October 2004. The lease contains a provision to pass through to the Company the Company's pro rata share of the building's operating expenses. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $198,654, $137,400 and $131,800. Future minimum lease payments under the terms of the lease are as follows:

                                Year ending
                                December 31,

                                    2000              $  276,700
                                    2001                 280,400
                                    2002                 302,500
                                    2003                 321,000
                                    2004                 267,500
                                                      ----------
                                                      $1,448,100
                                                      ==========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12)     RESEARCH AND DEVELOPMENT
---------------------------------

         Research and development expenses were $2,241,100, $2,611,900 and $2,241,300 for the years ended December 31, 1999, 1998 and 1997.

(13)     SETTLEMENT(S)
----------------------

         The Company was part of a global settlement in a matter where the Plaintiffs alleged the contamination of water wells in Hawaii. The Company's portion of the settlement was $500,000. The Company recovered $400,000 from one of its insurers resulting in a net expense of $100,000.

         The Company was awarded a settlement of $1,845,000 by neutral arbitrators in a binding action. A portion of this award, $777,300, was recorded as an offset to related professional/legal costs in 1998. The balance appears as a separate line item titled "Settlement" on the Company's Consolidated Statements of Income for the years ended December 31, 1998 and 1997. The 1997 amount represents professional/legal costs that relate to the 1998 settlement.

(14)     STOCK OPTIONS
----------------------

         At December 31, 1999, the Company had stock options outstanding for 177,000 shares of the Company's stock of which 80,000 shares represents grants during 1999. These options were issued to various employees and consultants and were granted with exercise prices at fair market value which ranged from $4.88 to $10.75. The remaining lives of these options at December 31, 1999 range from one month to seven years. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income would not have substantially differed from the reported amounts.

(15)     SUBSEQUENT EVENT - UNAUDITED
-------------------------------------

         On March 16, 2000, the Company announced that the Board of Directors declared a cash dividend of $.13 per share as well as a 10% stock dividend. Both dividends will be distributed on April 14, 2000 to shareholders of record at the close of business on March 31, 2000. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 31, 2000.

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

                                                                               Page
                                                                           Sequentially
                                                                             Numbered
                                                                           ------------
          2.1         Purchase and Sales Agreement dated November
                      15, 1993, between Amvac Chemical Corporation
                      and E.I. du Pont de Nemours and Company.(4)                --

          3.1         Certificate of Incorporation of
                      Registrant.(1)                                             --

          3.2         Bylaws of Registrant (as amended as of
                      January 14, 1993).(3)                                      --

          4.1         Specimen Certificate of Common Stock.(2)                   --

         10.1         Indemnification Agreement dated January 6,
                      1993 between Registrant and each of its
                      officers and directors.(3)                                 --

         10.2         Line of Credit Agreement dated June 18,
                      1991, related amendments one through eight
                      between the Registrant and Sanwa Bank
                      California and related Security Agreement.(3)              --

         10.3         Line of Credit Agreement dated April 30,
                      1993, and related amendments, between the
                      Registrant and Sanwa Bank California and
                      related Security Agreement.(5)                             --

         10.4         Line of Credit Agreement dated April 14,
                      1994, and related amendments, between the
                      Registrant and Sanwa Bank California and
                      related Security Agreement.(6)                             --

         10.5         Employment Agreement between American
                      Vanguard Corporation and Eric G.
                      Wintemute.(6)                                              --

         10.6         Employment Agreement between American
                      Vanguard Corporation and Alfred J. Moskal.(6)              --

         10.7         Employment Agreement between American
                      Vanguard Corporation and Robert F.
                      Gilbane.(6)                                                --

         10.8         Agreement and General Release between
                      American Vanguard Corporation and Herbert
                      A. Kraft.(6)                                               --

         10.9         Agreement and General Release between
                      American Vanguard Corporation and Glenn A.
                      Wintemute.(6)                                              --

         10.10        American Vanguard Corporation
                      1994 Stock Incentive Plan.(7)                              --

         10.11        Amended and Restated Credit Agreement
                      dated September 12, 1995, and related
                      documents between the Registrant and
                      Sanwa Bank California.(8)                                  --

         10.12        Employment Agreement between American Vanguard
                      Corporation and Eric G. Wintemute                          62

         21.          List of Subsidiaries of Registrant.                        75

         27.          Financial Data Schedule                                    76


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