Form 10-Q
period 2000-03-31
AMERICAN VANGUARD CORP
filed 2000-05-15
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------    ----------------------

    COMMISSION FILE NUMBER 0-6354


                        AMERICAN VANGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              95-2588080
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                            Identification Number)


4695 MacArthur Court, Newport Beach, California                    92660
-----------------------------------------------           ----------------------
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

      Common Stock, $.10 Par Value -- 2,700,639 shares as of April 12, 2000

                          AMERICAN VANGUARD CORPORATION

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I - FINANCIAL INFORMATION

        Item 1.

           Financial Statements:

               Consolidated Statements of Operations for the
                 three months ended March 31, 2000 and 1999             1

               Consolidated Balance Sheets
                 as of March 31, 2000, and December 31, 1999            2

               Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2000 and 1999             4

               Notes to Consolidated Financial Statements               6

        Item 2.

               Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                    8

PART II - OTHER INFORMATION                                            11

SIGNATURE PAGE                                                         12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     For the three months
                                                        ended March 31
                                              ---------------------------------
                                                  2000                 1999
                                              ------------         ------------
Net sales                                     $ 11,785,800         $ 10,186,200
Cost of sales                                    6,283,500            5,964,700
                                              ------------         ------------

         Gross profit                            5,502,300            4,221,500

Operating expenses                               4,965,100            4,617,200
                                              ------------         ------------

         Operating income/(loss)                   537,200             (395,700)

Interest expense                                  (408,700)            (481,500)
Interest income                                      1,100                1,600
                                              ------------         ------------
       Income/(loss) before income tax             129,600             (875,600)

Income tax (expense) benefit                       (51,900)             350,200
                                              ------------         ------------
           Net income/(loss)                  $     77,700         $   (525,400)
                                              ============         ============
Basic and diluted net income/(loss)
  per common share                            $        .03         $       (.19)
                                              ============         =============
Weighted average number of shares
  outstanding (Note 4)                           2,700,639            2,741,840
                                              ============         ============


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                ASSETS (NOTE 7)

                                         March 31,         December 31,
                                            2000               1999
                                        -----------        -----------
                                        (Unaudited)           (Note)
Current assets:
 Cash                                   $   959,700        $   550,200

 Receivables:
    Trade                                16,372,600         15,119,800
    Other                                   604,700            833,200
                                        -----------        -----------
                                         16,977,300         15,953,000
                                        -----------        -----------

 Inventories (Note 2)                    19,886,200         16,749,900
 Prepaid expenses                           742,400            819,600
                                        -----------        -----------

         Total current assets            38,565,600         34,072,700

Property, plant and equipment,
 net (Note 3)                            10,035,300         10,514,200

Land held for development                   210,800            210,800

Intangible assets                        10,091,300         10,086,400

Other assets                                665,100            695,200
                                        -----------        -----------
                                        $59,568,100        $55,579,300
                                        ===========        ===========

                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,         December 31,
                                                   2000                1999
                                                -----------        -----------
                                                (Unaudited)           (Note)
Current liabilities:
 Current installments of long-term debt         $ 2,791,000        $ 3,022,200
 Accounts payable                                 5,389,100          2,946,300
 Accrued expenses and other payables              3,891,300          5,653,700
 Income taxes payable                                    --          1,064,200
                                                -----------        -----------

        Total current liabilities                12,071,400         12,686,400

Notes payable to bank (Note 6)                   15,400,000         10,100,000
Long-term debt, excluding current
  installments                                    4,691,200          5,145,600
Other long-term liabilities                         101,700            101,700
Deferred income taxes                             1,576,700          1,576,700
                                                -----------        -----------

        Total liabilities                        33,841,000         29,610,400
                                                -----------        -----------

Stockholders' Equity:
 Preferred stock, $.10 par value per
   share. Authorized 400,000 shares;
   none issued                                           --                 --
 Common stock, $.10 par value per share
   Authorized 10,000,000 shares; issued
   and outstanding 2,826,039 shares                 282,600            256,400

 Additional paid-in capital                       3,879,000          3,879,000
 Retained earnings (Note 4)                      22,252,200         22,520,200
                                                -----------        -----------
                                                 26,413,800         26,655,600
 Treasury stock at cost (125,400 shares)            686,700            686,700
                                                -----------        -----------

        Total stockholders' equity               25,727,100         25,968,900
                                                -----------        -----------

                                                $59,568,100        $55,579,300
                                                ===========        ===========

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1999 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE.

                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                              2000             1999
                                                           -----------     -----------
Increase (decrease) in cash
Cash flows from operating activities:
   Net income (loss)                                       $    77,700     $  (525,400)
   Adjustments to reconcile net income
     loss to net cash used in operating activities:
       Depreciation and amortization                           779,100         821,100
         Changes in assets and liabilities
           associated with operations:
             Decrease (increase) in receivables             (1,024,300)      1,145,600
             Increase in inventories                        (3,136,300)     (4,189,600)
             Decrease (increase) in prepaid expenses            77,200        (113,000)
             Increase in accounts payable                    2,442,800         850,500
             Decrease in other payables and accrued
               expenses                                     (2,826,600)     (3,808,200)
                                                           -----------     -----------
               Net cash used in operating activities        (3,610,400)     (5,819,000)
                                                           -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                         (95,400)       (141,600)
  Net decrease (increase) in other noncurrent assets          (179,600)          1,700
                                                           -----------     -----------

               Net cash used in investing activities          (275,000)       (139,900)
                                                           -----------     -----------

                                   (Continued)

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                      2000             1999
                                                   -----------      -----------
Cash flows from financing activities:
  Net additions under lines of credit
    agreement                                      $ 5,300,000      $ 6,400,000
  Principal payments on long-term debt                (685,600)        (683,900)
  Cash dividends                                      (319,500)              --
                                                   -----------      -----------

        Net cash provided by financing
          activities                                 4,294,900        5,716,100
                                                   -----------      -----------

        Net increase (decrease) in cash                409,500         (242,800)

Cash at beginning of year                              550,200          767,000
                                                   -----------      -----------

Cash at end of period                              $   959,700      $   524,200
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. As of January 1, 1999, the Company changed its method of computing the overhead rate to be included in inventory costs for interim financial reporting purposes. The Company's inventory overhead rate is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Inventories - The components of inventories at March 31, 2000 and December 31, 1999 consists of the following:

                                       March 31, 2000       December 31, 1999
                                       --------------       -----------------
    Finished Products                   $16,375,900            $14,258,700
    Raw Materials                         3,510,300              2,491,200
                                        -----------            -----------
                                        $19,886,200            $16,749,900
                                        ===========            ===========

3. Property, plant and equipment at March 31, 2000 and December 31, 1999 consists of the following:

                                          March 31,         December 31,
                                            2000                1999
                                         -----------        -----------

    Land                                 $ 2,382,600        $ 2,382,600
    Buildings and improvements             4,731,700          4,727,300
    Machinery and equipment               23,930,100         23,825,700
    Office furniture and fixtures          2,529,600          2,467,900
    Automotive equipment                     136,900            136,900
    Construction in progress                 439,200            519,400
                                         -----------        -----------
                                          34,150,100         34,059,800
    Less accumulated depreciation         24,114,800         23,545,600
                                         -----------        -----------

                                         $10,035,300        $10,514,200
                                         ===========        ===========

4. On March 16, 2000, the Company announced that the Board of Directors declared a cash dividend of $.13 per share as well as a 10% stock dividend. Both dividends are payable on April 14, 2000 to shareholders of record at the close of business on March 31, 2000. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock are exercised. These options were anti-dilutive for the periods ended March 31, 2000 and 1999, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

6. Under a credit agreement with a bank, the Company may borrow up to $24,000,000. The note payable was scheduled to expire July 31, 2000. The Company has received a written commitment from its bank to extend the expiration date of the credit agreement to June 1, 2002. The bank has historically renewed the Company's credit facility for two-year terms. The Company's policy is to classify its borrowings under revolving credit facilities as long-term debt since the intent is to maintain these obligations for longer than one year. (See note 8.)

7. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

8. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31:

The Company reported net income of $77,700 or $.03 per share for the quarter ended March 31, 2000 as compared to a net loss of $525,400 or $.19 per share for the same period in 1999.

Net sales increased by 16% to $11,785,800 for the three months ended March 31, 2000 from $10,186,200 for the same period in 1999. Sales of Fortress7, a soil insecticide which was acquired from DuPont during the first quarter of 2000, accounted for the increase sales.

Gross profits increased $1,280,800 to $5,502,300 for the quarter ended March 31, 2000 from $4,221,500 for the same period in 1999. Gross profit margins improved to 47% for the three months ended March 31, 2000 from 41% for the same period in 1999. The improved margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income of $70,400 and $6,100 for the three months ended March 31, 2000 and 1999 respectively, increased by $347,900 to $4,965,100 for the first quarter ended March 31, 2000 from $4,617,200 for the same period in 1999. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $452,500 to $1,580,000 for the first quarter ended March 31, 2000 from $1,127,500 for the prior year first quarter. The increase was due, in part, to investments made in technical, sales and marketing infrastructure, which included the hiring of additional sales individuals, as well as engaging individuals on a consulting basis, in order to support and grow the Fortress7 product line, which as previously disclosed, was acquired from DuPont in the first quarter of 2000. Increased variable selling expenses that relate to the increased sales levels and product mix of sales also contributed to the increase in selling expenses.

o General and administrative expenses declined by $33,500 to $1,434,400 for the first quarter ended March 31, 2000 from $1,467,900 for the first quarter of 1999. A reduction in legal expenses served to more than offset increases in payroll and payroll related costs and other outside professional fees.

o Research and product development costs and regulatory/registration expenses increased by $87,500 to $1,062,400 for the quarter ended March 31, 2000 as compared to $974,900 for the first quarter of 1999. Increased costs to generate scientific data related to the registration of the Company's products primarily accounted for the increase.

o Freight, delivery, storage and warehousing costs declined by $94,300 to $958,700 for the three months ended March 31, 2000 from $1,053,000 for the same period in 1999. Decreased storage and delivery costs of the Company's fumigant product line accounted for the decline in these expenses.

Interest costs were $408,700 during the three months ended March 31, 2000 as compared to $481,500 for the same period in 1999. The average level of borrowing under the Company's fully-secured revolving line of credit declined by $1,040,100 to $12,442,900 for the first quarter of 2000 as compared to $13,483,000 for the same period in 1999. The average level of other long-term debt declined by $1,385,000 to $7,825,000 for the first quarter ended March 31, 2000 from $9,210,000 for the same period in 1999. On a combined basis the Company's average debt for the first quarter of 2000 was $20,267,900 as compared to $22,693,000 for the first quarter of 1999. Lower overall debt primarily accounted for the lower interest costs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $3,610,400 in its operating activities during the three months ended March 31, 2000 primarily to acquire inventory which increased by $3,136,300 in anticipation of product demand during the late spring and summer months of 2000. Accrued expenses declined by $2,826,600 during the first quarter of 2000 due to payments of income taxes, product rebates and royalties, and other sales related expenses. Prepaid expenses declined by $77,200 while receivables and accounts payable increased by $1,024,300 and $2,442,800 respectively during the first three months of 2000.

The Company invested $95,400 in capital expenditures and incurred an increase of $179,600 in other noncurrent assets, primarily related to the acquisition of the Fortress(R) product line from DuPont, during the quarter ended March 31, 2000.

The Company procured cash from its financing activities of $4,294,900 through an increase in borrowing of $5,300,000 under the Company's fully-secured revolving line of credit, while it made principal payments of $683,600 related to its long-term debt.

The Company has received a written commitment from its bank to extend the expiration date of its fully-secured $24,000,000 revolving line of credit to June 1, 2002 from July 31, 2000. The Company had $8,600,000 in availability under this revolving line of credit as of March 31, 2000.

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

                                       ***

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN VANGUARD CORPORATION



Dated: May 12, 2000                           By: /s/ Eric G. Wintemute
                                                  ------------------------------
                                                  Eric G. Wintemute
                                                  President, Chief Executive
                                                  Officer and Director



Dated: May 12, 2000                           By: /s/ J. A. Barry
                                                  ------------------------------
                                                  J. A. Barry
                                                  Senior Vice President,
                                                  Chief Financial Officer,
                                                  Secretary/Treasurer
                                                  and Director

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------

            27              Financial Data Schedule