Form 10-Q
period 2000-06-30
AMERICAN VANGUARD CORP
filed 2000-08-14
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM_______________ TO_______________

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

     Common Stock, $.10 Par Value -- 2,692,939 shares as of August 11, 1999.

                         AMERICAN VANGUARD CORPORATION

                                     INDEX

                                                            Page
                                                           Number
                                                           ------
PART I - FINANCIAL INFORMATION

Item 1.

        Financial Statements

        Consolidated Statements of Operations
          for the three and six months ended
          June 30, 2000 and 1999                              1

        Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999                               2

        Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 1999             4

        Notes to Consolidated Financial Statements            6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 8

PART II - OTHER INFORMATION                                  12

SIGNATURE PAGE                                               13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     For the three months              For the six months
                                        ended June 30                     ended June 30
                                -----------------------------     -----------------------------
                                    2000             1999             2000             1999
                                ------------     ------------     ------------     ------------
Net sales                       $ 17,803,800     $ 17,660,100     $ 29,589,600     $ 27,846,300
Cost of sales                      9,017,100        9,496,600       15,300,600       15,461,300
                                ------------     ------------     ------------     ------------

      Gross profit                 8,786,700        8,163,500       14,289,000       12,385,000

Operating expenses                 7,166,200        6,738,600       12,131,300       11,355,800
                                ------------     ------------     ------------     ------------

      Operating income             1,620,500        1,424,900        2,157,700        1,029,200

Interest expense                    (473,200)        (398,900)        (881,900)        (880,400)
Interest income                        1,200            1,000            2,300            2,600
                                ------------     ------------     ------------     ------------

      Income before income
        tax expense                1,148,500        1,027,000        1,278,100          151,400

Income tax expense                   459,300          407,700          511,200           57,500
                                ------------     ------------     ------------     ------------


      Net income                $    689,200     $    619,300     $    766,900     $     93,900
                                ============     ============     ============     ============

Basic and diluted net income
  per common share              $        .26     $        .23     $        .28     $        .03
                                ============     ============     ============     ============

Weighted average number
  of shares                        2,698,536        2,728,425        2,699,587        2,735,096
                                ============     ============     ============     ============


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                           June 30,         Dec. 31,
                                             2000             1999
                                         -----------      -----------
                                         (Unaudited)         (Note)
ASSETS (NOTE 8)

Current assets:
 Cash                                    $   953,500      $   550,200

 Receivables:
  Trade                                   12,786,000       15,119,800
  Other                                      612,200          833,200
                                         -----------      -----------
                                          13,398,200       15,953,000
                                         -----------      -----------

 Inventories (note 2)                     21,135,100       16,749,900
 Prepaid expenses                            847,200          819,600
                                         -----------      -----------

      Total current assets                36,334,000       34,072,700

Property, plant and
 equipment, net (note 3)                   9,617,400       10,514,200

Land held for development                    210,800          210,800

Intangible assets                         11,139,700       10,086,400

Other assets                                 640,000          695,200
                                         -----------      -----------

                                         $57,941,900      $55,579,300
                                         ===========      ===========


                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,         Dec. 31,
                                                    2000            1999
                                                -----------      -----------
                                                (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt         $ 3,460,400      $ 3,022,200
 Accounts payable                                 4,478,900        2,946,300
 Accrued expenses and other payables              5,087,000        5,653,700
 Income taxes payable                                    --        1,064,200
                                                -----------      -----------

              Total current liabilities          13,026,300       12,686,400

Note payable to bank (note 6)                    11,800,000       10,100,000
Long-term debt, excluding
  current installments                            5,035,600        5,145,600
Other long-term liabilities                         127,300          101,700
Deferred income taxes                             1,576,700        1,576,700
                                                -----------      -----------
              Total liabilities                  31,565,900       29,610,400
                                                -----------      -----------

Stockholders' Equity:
 Preferred stock, $.10 par value per
  share; authorized 400,000 shares;
  none issued                                            --               --

 Common stock, $.10 par value per share,
  authorized 10,000,000 shares; issued
  and outstanding 2,827,039 shares
  (2,564,182 at December 31, 1999 (note 4)          282,700          256,400

 Additional paid-in capital (note 4)              5,906,600        3,879,000
 Retained earnings (note 4)                      20,944,900       22,520,200
                                                -----------      -----------
                                                 27,134,200       26,655,600
 Treasury stock at cost (134,100 shares
   at June 30, 2000 and 114,000 shares
   at December 31, 1999)                            758,200          686,700
                                                -----------      -----------
              Total stockholders' equity         26,376,000       25,968,900
                                                -----------      -----------
                                                $57,941,900      $55,579,300
                                                ===========      ===========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                         2000              1999
                                                     -----------       -----------
Increase (decrease) in cash

Cash flows from operating activities:
  Net income                                         $   766,900       $    93,900
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                    1,578,400         1,635,400
      Changes in assets and liabilities
        associated with operations:
          Decrease in receivables                      2,554,800           170,200
          Increase in inventories                     (4,385,200)       (2,644,100)
          Increase in prepaid expenses                   (27,600)          (92,200)
          Increase (decrease) in accounts
            payable                                    1,532,600        (1,297,300)
          Decrease in other payables
            and accrued expenses                      (1,605,300)       (2,646,800)
                                                     -----------       -----------

                 Net cash provided by (used in)
                   operating activities                  414,600        (4,780,900)
                                                     -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                  (250,900)         (236,200)
  Net decrease (increase) in other
    noncurrent assets                                     21,200           (41,800)
                                                     -----------       -----------

                 Net cash used in investing
                   activities                           (229,700)         (278,000)
                                                     -----------       -----------


                                   (Continued)


See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                           2000           1999
                                                        -----------    -----------
Increase (decrease) in cash

Cash flows from financing activities:
  Net additions under lines of credit agreement         $ 1,700,000    $ 6,000,000
  Reductions in long-term debt                           (1,121,800)      (833,400)
  Exercise of Stock Options                                  31,400             --
  Payment of cash dividends                                (319,700)      (149,500)
  Purchase of treasury stock                                (71,500)      (101,800)
                                                        -----------    -----------

              Net cash provided by financing
                activities                                  218,400      4,915,300
                                                        -----------    -----------

              Increase (decrease) in cash                   403,300       (143,600)

Cash at beginning of year                                   550,200        767,000
                                                        -----------    -----------

Cash as of June 30                                      $   953,500    $   623,400
                                                        ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

On April 14, 2000, the Company distributed 256,857 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of March 31, 2000. As a result of the stock dividend, Common Stock was increased by $25,700, additional paid-in capital was increased by $1,997,000, and retained earnings was decreased by $2,022,700.

During the six months ended June 30, 2000, the Company completed the acquisition of two established product lines from two large chemical manufacturers. In connection with these acquisitions, the Company recorded intangible assets in the amount of $1,450,000 in consideration of its debt obligation in the same amount.


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Inventories - The components of inventories consist of the following:

                                   June 30, 2000      December 31, 1999
                                   -------------      -----------------
         Finished products          $18,027,300          $14,258,700
         Raw materials                3,107,800            2,491,200
                                    -----------          -----------

                                    $21,135,100          $16,749,900
                                    ===========          ===========

3. Property, plant and equipment at June 30, 2000 and December 31, 1999 consists of the following:

                                                  June 30,           December 31,
                                                   2000                 1999
                                                -----------          ------------
         Land                                   $ 2,382,600          $ 2,382,600
         Buildings and improvements               4,751,800            4,727,300
         Machinery and equipment                 23,947,900           23,825,700
         Office furniture and fixtures            2,565,800            2,467,900
         Automotive equipment                       136,900              136,900
         Construction in progress                   520,600              519,400
                                                -----------          -----------
                                                 34,305,600           34,059,800
         Less accumulated depreciation           24,688,200           23,545,600
                                                -----------          -----------

                                                $ 9,617,400          $10,514,200
                                                ===========          ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On March 16, 2000, the Company announced that the Board of Directors declared a cash dividend of $.13 per share as well as a 10% stock dividend. Both dividends were distributed on April 14, 2000 to stockholders of record at the close of business on March 31, 2000. The cash dividend was paid on the number of shares outstanding prior to the stock dividend. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional share based on $7.875 per share, the closing price of the Company's stock on March 31, 2000. The Company distributed 256,857 shares of Common Stock in connection with the Common Stock dividend. As a result Common Stock was increased by $25,700, additional paid-in capital was increased by $1,997,000, and retained earnings was decreased by $2,022,700. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

5. Earnings Per Share ("EPS")- Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised. These options were anti-dilutive for the periods ended June 30, 2000 and 1999, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

6. Under a credit agreement with a bank, the Company may borrow up to $24,000,000. The note payable was scheduled to expire July 31, 2000. This fully-secured line of credit was renewed in June 2000 and now expires on June 1, 2002. The Company had $12,200,000 available under this credit agreement as of June 30, 2000. (See note 9.)

7. During the six months ended June 30, 2000, the Company completed the acquisition of two product lines from two large chemical manufacturers. In connection with these acquisitions, the Company recorded intangible assets in the amount of $1,450,000 in consideration of its debt obligation in the same amount.

8. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

9. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2000, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30:

The Company reported net income of $689,200 or $.26 per share for the second quarter ended June 30, 2000 as compared to $619,300 or $.23 per share for the same period in 1999.

Net sales increased slightly by $143,700 to $17,803,800 for the quarter ended June 30, 2000 from $17,660,100 for the same period in 1999.

Gross profits increased $623,200 to $8,786,700 for the three months ended June 30, 2000 from $8,163,500 for the same period in 1999. The gross profit margin for the quarter ended June 30, 2000 improved to 49% from 46% in the same period in 1999. The improved margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased by $427,600 to $7,166,200 for the three months ended June 30, 2000 as compared to $6,738,600 for the same period in 1999. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $1,197,400 to $3,233,500 for the second quarter ended June 30, 2000 as compared to $2,036,100 for the same period in 1999. Increased expenses related to the Company's recently acquired soil insecticide business were the reasons for the increase.

o General and administrative expenses declined by $1,003,800 to $1,388,900 for the second quarter ended June 30, 2000 as compared to $2,392,700 for the same period in 1999. The decline was due primarily to a reduction in legal expenses, which accounted for approximately 90% of the
        decrease.   The balance of the decrease was due to a reduction of
        certain other outside professional expenses.

o Research and product development costs and regulatory/registration expenses increased by $76,700 to $1,265,700 for the quarter ended June 30, 2000 from $1,189,000 for the same period in 1999. The increase was primarily due to increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

o Freight, delivery, storage and warehousing costs increased $157,300 to $1,278,100 for the quarter ended June 30, 2000 as compared to $1,120,800 for the same period in 1999. The increased costs were due primarily to the changes in the sales mix of the Company's products.

Interest costs were $473,200 during the three months ended June 30, 2000 as compared to $398,900 for the same period in 1999. The average level of borrowing under the Company's line of credit was approximately $16,392,000 for the second quarter of 2000 as compared to $15,902,000 for the same period in 1999. The average level of other long-term debt was $7,857,000 for the second quarter of 2000 as compared to $8,818,000 for the same period in 1999. Higher effective interest rates (coupled with slightly higher overall average debt levels) accounted for the increase in interest costs.

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

SIX MONTHS ENDED JUNE 30:

The Company reported net income of $766,900 or $.28 per share for the six months ended June 30, 2000 as compared to $93,900 or $.03 per share for the same period in 1999.

Net sales increased by $1,743,300 to $29,589,600 for the six months ended June 30, 2000 from $27,846,300 for the same period in 1999.

Gross profits increased $1,904,000 to $14,289,000 for the six months ended June 30, 2000 from $12,385,000 for the same period in 1999. The gross profit margin for the six months ended June 30, 2000 improved to 48% from

44% in the same period in 1999. The improved margin was due to the changes in the sales mix of the Company's products.

Operating expenses are net of other income, increased by $775,500 to $12,131,300 for the six months ended June 30, 2000 as compared to $11,355,800 for the same period in 1999. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $1,650,400 to $4,813,600 for the six months ended June 30, 2000 as compared to $3,163,200 for the same period in 1999. Increased expenses related to the Company's recently acquired soil insecticide business coupled with increased variable selling expenses that relate to the product mix of sales were the reasons for the increase.

o General and administrative expenses declined by $1,101,900 to $2,752,800 for the six months ended June 30, 2000 as compared to $3,854,700 for the same period in 1999. The decline was due primarily to a reduction in legal expenses.

o Research and product development costs and regulatory/registration expenses increased by $164,200 to $2,328,100 for the six months ended June 30, 2000 from $2,163,900 for the same period in 1999. The increase was primarily due to increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

o Freight, delivery, storage and warehousing costs increased $62,800 to $2,236,800 for the six months ended June 30, 2000 as compared to $2,174,000 for the same period in 1999. The increased costs were due primarily to the changes in the sales mix of the Company's products.

Interest costs were $881,900 during the six months ended June 30, 2000 as compared to $880,400 for the same period in 1999. The average, level of borrowing under the Company's line of credit was $14,418,000 for the first six months of 2000 as compared to $14,718,000 for the same period in 1999. The average level of other long-term debt was $7,961,000 for the six months ended June 30, 2000 as compared to $9,160,000 for the same period in 1999. On a combined basis, the Company's average debt for the six months ended June 30, 2000 was $22,379,000 as compared to $23,878,000 for the first six months of 1999. While the overall average debt was down in the six months ended June 30, 2000 when compared to the same period in 1999, interest costs remained virtually unchanged because of higher effective interest rates in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $414,600 of cash during the first six months of 2000 primarily from a decline in receivables of $2,554,800, non-cash depreciation and amortization of $1,578,400 and net income of $766,900. Inventories increased by $4,385,200 during the first six months of the year in anticipation of product demand during the last half of 2000. Accrued expenses and payables declined by $72,700 due to payments of trade payables, income taxes, product rebates and royalties, and other related expenses.

The Company invested $250,900 in capital expenditures and increased its other noncurrent assets by $21,200.

Financing activities provided the Company $218,400 in cash. The Company's net borrowings under its fully-secured revolving line of credit increased by $1,700,000. The Company reduced its long-term debt by $1,121,800, paid $319,700 in cash dividends, and purchased 8,700 shares of treasury stock for $71,500.

The Company's fully-secured $24,000,000 long-term line of credit was renewed in June 2000 and now expires on June 1, 2002. As of June 30, 2000, the Company had $12,200,000 in availability under its fully-secured long- term line of credit.

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

(a)     The Annual Meeting of Stockholders was held on June 23, 2000.

(b) Elections of directors: Proxies for the meeting were solicited pursuant to Regulation 14 under the Act. There was no solicitation in opposition to management's nominees as listed on the proxy statement, and all such nominees were elected. Therefore, the directors elected are not listed herein.

(c)     Not applicable.

(d)     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

        Date of the Report:                  May 23, 2000

        Description: On May 15, 2000, American Vanguard Corporation issued a press release announcing that Amvac Chemical Corporation, a wholly-owned subsidiary of American Vanguard Corporation, purchased from GBB Biosciences Corporation, its worldwide Dacthal(R) (DCPA) herbicide product line.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN VANGUARD CORPORATION



Dated:  August 11, 2000                By: /s/ Eric G. Wintemute
                                           -------------------------------------
                                           Eric G. Wintemute
                                           President,
                                           Chief Executive Officer
                                           and Director



Dated:  August 11, 2000                By: /s/ J. A. Barry
                                           -------------------------------------
                                           J. A. Barry
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Secretary/Treasurer
                                           and Director

                                 EXHIBIT INDEX

   Exhibit
   Number                        Description
   -------                       -----------

     27                  Financial Data Schedule