Form 10-Q
period 2000-09-30
AMERICAN VANGUARD CORP
filed 2000-11-14
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ___________
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

                                 (949) 260-1200
                                 --------------
              (Registrant's telephone number, including area code)
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $.10 Par Value -- 2,692,939 shares as of November 10, 2000.

                          AMERICAN VANGUARD CORPORATION


                                      INDEX


PART I - FINANCIAL INFORMATION                                     Page Number
                                                                   -----------

    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and nine months ended
          September 30, 2000 and 1999                                    1

        Consolidated Balance Sheets
          as of September 30, 2000 and
          December 31, 1999                                              2

        Consolidated Statements of Cash Flows
          for the nine months ended
          September 30, 2000 and 1999                                    4

        Notes to Consolidated Financial
          Statements                                                     6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     9

PART II - OTHER INFORMATION                                             13

SIGNATURE PAGE                                                          14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     For the three months                   For the nine months
                                      ended September 30                    ended September 30
                                -------------------------------       -------------------------------
                                    2000               1999               2000               1999
                                ------------       ------------       ------------       ------------

Net sales                       $ 21,421,800       $ 17,119,800       $ 51,011,400       $ 44,966,100
Cost of sales                     12,552,100          9,764,100         27,852,700         25,225,400
                                ------------       ------------       ------------       ------------

      Gross profit                 8,869,700          7,355,700         23,158,700         19,740,700


Operating expenses                 6,790,400          5,706,600         18,921,700         17,062,400
Settlement expense                        --            153,000                 --            153,000
                                ------------       ------------       ------------       ------------

      Operating income             2,079,300          1,496,100          4,237,000          2,525,300


Interest expense                    (390,400)          (403,700)        (1,272,300)        (1,284,100)
Interest income                        6,300              6,900              8,600              9,500
                                ------------       ------------       ------------       ------------

      Income before
        income tax expense         1,695,200          1,099,300          2,973,300          1,250,700


Income tax expense                   678,100            420,200          1,189,300            477,700
                                ------------       ------------       ------------       ------------

      Net income                $  1,017,100       $    679,100       $  1,784,000       $    773,000
                                ============       ============       ============       ============

Basic and diluted net
  income per common share       $        .38       $        .25       $        .66       $        .28
                                ============       ============       ============       ============

Weighted average number
      of shares                    2,692,939          2,722,370          2,697,355          2,730,734
                                ============       ============       ============       ============


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,      Dec. 31,
ASSETS (NOTE 8)                                      2000             1999
                                                 -------------      --------
                                                  (Unaudited)        (Note)

Current assets:
   Cash                                           $   828,100      $   550,200

   Receivables:
     Trade                                         18,094,700       15,119,800
     Other                                            577,900          833,200
                                                  -----------      -----------

                                                   18,672,600       15,953,000
                                                  -----------      -----------

   Inventories (note 2)                            21,169,900       16,749,900
   Prepaid expenses                                   904,400          819,600
                                                  -----------      -----------

               Total current assets                41,575,000       34,072,700

Property, plant and
 equipment, net (note 3)                            9,270,900       10,514,200

Land held for development                             210,800          210,800

Intangible assets                                  10,910,800       10,086,400

Other assets                                          669,900          695,200
                                                  -----------      -----------

                                                  $62,637,400      $55,579,300
                                                  ===========      ===========

                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,      Dec. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   2000             1999
                                                   -------------     -----------
                                                    (Unaudited)        (Note)

Current liabilities:
  Current installments of
    long-term debt                                  $ 3,305,800      $ 3,022,200
  Accounts payable                                    7,523,700        2,946,300
  Accrued expenses and other payables                 6,043,600        5,653,700
  Income taxes payable                                       --        1,064,200
                                                    -----------      -----------

              Total current liabilities              16,873,100       12,686,400

Note payable to bank (note 6)                        11,900,000       10,100,000
Long-term debt, excluding
  current installments                                4,903,800        5,145,600
Other long-term liabilities                             125,300          101,700
Deferred income taxes                                 1,576,700        1,576,700
                                                    -----------      -----------

              Total liabilities                      35,378,900       29,610,400
                                                    -----------      -----------

Stockholders' Equity:
  Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                              --               --

  Common stock, $.10 par value per share,
    authorized 10,000,000 shares; issued
    and outstanding 2,827,039 shares
    (2,564,182 at December 31, 1999 (note 4)            282,700          256,400

  Additional paid-in capital (note 4)                 5,906,600        3,879,000
  Retained earnings (note 4)                         21,827,400       22,520,200
                                                    -----------      -----------
                                                     28,016,700       26,655,600
  Treasury stock at cost
    134,100 at September 30, 2000
    and 114,000 shares at December 31, 1999             758,200          686,700
                                                    -----------      -----------

              Total stockholders' equity             27,258,500       25,968,900
                                                    -----------      -----------

                                                    $62,637,400      $55,579,300
                                                    ===========      ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

Increase (decrease) in cash                          2000              1999
                                                  -----------       -----------

Cash flows from operating activities:
  Net income                                      $ 1,784,000       $   773,000
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
      Depreciation and amortization                 2,400,100         2,429,600
      Changes in assets and liabilities
        associated with operations:
          Decrease (increase) in receivables       (2,719,600)        5,005,000
          Increase in inventories                  (4,420,000)       (2,695,500)
          Increase in prepaid expenses                (84,800)         (182,500)
          Increase (decrease) in
               accounts payable                     4,577,400          (123,200)
          Decrease in other payables
            and accrued expenses                     (785,300)       (2,815,800)
                                                  -----------       -----------

                 Net cash provided by
                   operating activities               751,800         2,390,600
                                                  -----------       -----------

Cash flows from investing activities:
  Capital expenditures                               (477,000)         (294,600)
  Net increase in other noncurrent assets             (28,900)          (24,700)
                                                  -----------       -----------

                 Net cash used in
                   investing activities              (505,900)         (319,300)
                                                  -----------       -----------


                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

Increase (decrease) in cash                             2000              1999
                                                     -----------       -----------

Cash flows from financing activities:
  Net additions (repayments) under
    line of credit agreement                         $ 1,800,000       $  (800,000)
  Reductions in long-term debt                        (1,408,200)       (1,088,900)
  Exercise of stock options                               31,400                --
  Purchase of treasury stock                             (71,500)         (101,800)
  Payment of cash dividends                             (319,700)         (149,500)
                                                     -----------       -----------

                 Net cash provided by (used in)
                      financing activities                32,000        (2,140,200)
                                                     -----------       -----------

                 Net increase (decrease)
                      in cash                            277,900           (68,900)

Cash at beginning of year                                550,200           767,000
                                                     -----------       -----------

Cash as of September 30                              $   828,100       $   698,100
                                                     ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

On September 12, 2000, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was paid October 20, 2000 to stockholders of record as of the close of business on October 6, 2000.

On April 14, 2000, the Company distributed 256,857 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of March 31, 2000. As a result of the stock dividend, Common Stock was increased by $25,700, additional paid-in capital was increased by $1,997,000, and retained earnings was decreased by $2,022,700.

During the nine months ended September 30, 2000, the Company completed the acquisition of two established product lines from two large chemical manufacturers. In connection with these acquisitions, the Company recorded intangible assets in the amount of $1,450,000 and a corresponding debt obligation in the same amount.


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Inventories - The components of inventories consist of the following:

                             Sept. 30, 2000  December 31, 1999
                             --------------  -----------------

        Finished products      $17,436,800      $14,258,700
        Raw materials            3,733,100        2,491,200
                               -----------      -----------

                               $21,169,900      $16,749,900
                               ===========      ===========

3. Property, plant and equipment at September 30, 2000 and December 31, 1999, consists of the following:

                                            Sept. 30,       December 31,
                                              2000             1999
                                           -----------      ------------

        Land                               $ 2,441,400      $ 2,382,600
        Buildings and improvements           4,858,700        4,727,300
        Machinery and equipment             24,004,500       23,825,700
        Office furniture and fixtures        2,583,900        2,467,900
        Automotive equipment                   136,900          136,900
        Construction in progress               506,300          519,400
                                           -----------      -----------
                                            34,531,700       34,059,800
        Less accumulated depreciation       25,260,800       23,545,600
                                           -----------      -----------

                                           $ 9,270,900      $10,514,200
                                           ===========      ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On September 12, 2000, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was paid on October 20, 2000 to stockholders of record as of the close of business on October 6, 2000.

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

5. Earnings Per Share ("EPS")- Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised. These options were anti-dilutive for the periods ended September 30, 2000 and 1999, and as such, dilutive EPS amounts are the same as basic EPS for the periods presented.

6. Under a credit agreement with a bank, the Company may borrow up to $24,000,000. The note payable was scheduled to expire July 31, 2000. This fully-secured line of credit was renewed in June 2000 and now expires on June 1, 2002. The Company had $12,100,000 available under this credit agreement as of September 30, 2000.
        (See note 9.)

7. During the nine months ended September 30, 2000, the Company completed the acquisition of two product lines from two large chemical manufacturers. In connection with these acquisitions, the Company recorded intangible assets in the amount of $1,450,000 in consideration of its debt obligation in the same amount.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

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

9. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2000, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30:

The Company reported net income of $1,017,100 or $.38 per share for the third quarter ended September 30, 2000 as compared to $679,100 or $.25 per share for the same period in 1999.

Net sales increased by $4,302,000 to $21,421,800 for the quarter ended September 30, 2000 from $17,119,800 for the same period in 1999.

Gross profits increased $1,514,000 to $8,869,700 for the three months ended September 30, 2000 from $7,355,700 for the same period in 1999. The gross profit margin for the quarter ended September 30, 2000 declined to 41% from 43% in the same period in 1999. The lower margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased by $1,083,800 to $6,790,400 for the three months ended September 30, 2000 as compared to $5,706,600 for the same period in 1999. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $635,700 to $2,421,300 for the third quarter ended September 30, 2000 as compared to $1,785,600 for the same period in 1999. Increased variable selling expenses that relate to both increased sales levels and the product mix of sales along with increased expenses related to the Company's newly acquired soil insecticide business were the reasons for the increase.

o General and administrative expenses increased by $230,200 to $1,492,500 for the third quarter ended September 30, 2000 as compared to $1,262,300 for the same period in 1999. The increase was due primarily to an increase in outside professional fees and payroll and payroll related costs.

o Research and product development costs and regulatory/registration expenses increased by $125,300 to $1,229,000 for the quarter ended September 30, 2000 from $1,103,700 for the same period in 1999. The increase was primarily due to increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products.

o Freight, delivery, storage and warehousing costs increased $92,600 to $1,647,700 for the quarter ended September 30, 2000 as compared to $1,555,100 for the same period in 1999. These increased costs were due primarily to the increased sales levels.

Interest costs were $390,400 during the three months ended September 30, 2000 as compared to $403,700 for the same period in 1999.

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

NINE MONTHS ENDED SEPTEMBER 30:

The Company reported net income of $1,784,000 or $.66 per share for the nine months ended September 30, 2000 as compared to $773,000 or $.28 per share for the same period in 1999.

Net sales increased by $6,045,300 to $51,011,400 for the nine months ended September 30, 2000 from $44,966,100 for the same period in 1999.

Gross profits increased $3,418,000 to $23,158,700 for the nine months ended September 30, 2000 from $19,740,700 for the same period in 1999. The gross profit margin for the nine months ended September 30, 2000 increased to 45% from 44% in the same period in 1999. The improvement in margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased by $1,859,300 to $18,921,700 for the nine months ended September 30, 2000 as compared to $17,062,400 for the same period in 1999. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $2,286,200 to $7,234,900 for the nine months ended September 30, 2000 as compared to $4,948,700 for the same period in 1999. Increased variable selling expenses that relate to both increased sales levels and the product mix of sales along with increased expenses related to the Company's newly acquired soil insecticide business were the reasons for the increase.

o General and administrative expenses declined by $871,700 to $4,245,300 for the nine months ended September 30, 2000 as compared to $5,117,000 for the same period in 1999. The decline was due primarily to a reduction in legal expenses.

o Research and product development costs and regulatory/registration expenses increased by $289,500 to $3,557,100 for the nine months ended September 30, 2000 from $3,267,600 for the same period in 1999. The increase was primarily due to increases in costs incurred to generate scientific data related to the registration of the Company's products.

o Freight, delivery, storage and warehousing costs increased $155,300 to $3,884,400 for the nine months ended September 30, 2000 as compared to $3,729,100 for the same period in 1999. These increased costs were due primarily to the increased sales levels.

Interest costs were $1,272,300 during the nine months ended September 30, 2000 as compared to $1,284,100 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $751,800 of cash during the first nine months of 2000 primarily from net income of $1,784,000, non- cash depreciation and amortization of $2,400,100, an increase in accounts payable and accrued expenses of $3,792,100 offset by increases of $4,420,000, $2,719,600 and $84,800 in inventories, accounts receivable and prepaid expenses, respectively. The increase in inventories during the first nine months of the year was in anticipation of product demand during the fourth quarter 2000. Payables and accrued expenses declined due to payments of trade payables, income taxes, product rebates and royalties, and other related expenses.

The Company used $505,900 in investing activities for the period ended September 30, 2000. It invested $477,000 in capital expenditures and increased its other noncurrent assets by $28,900.

Financing activities provided $32,000 for the nine months ended September 30, 2000. The Company's net borrowings under its fully-secured revolving line of credit increased by $1,800,000. The Company reduced its long-term debt by $1,408,200, paid $319,700 in cash dividends, and purchased 8,700 shares of treasury stock for $71,500.

The Company's fully-secured $24,000,000 long-term line of credit was renewed in June 2000 and now expires on June 1, 2002. As of September 30, 2000, the Company had $12,100,000 in availability under its fully-secured long-term line of credit.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

                                      * * *

The Company, from time-to-time, may discuss forward-looking information. Except for the historical information contained in this report, all forward-looking statements are estimates by the Company's management and are subject to various risks and uncertainties that may cause results to differ from management's current expectations. Such factors include weather conditions, changes in regulatory policy and other risks as detailed from time-to-time in the Company's SEC reports and filings. All forward-looking statements, if any, in this report represent the Company's judgement as of the date of this report. The Company disclaims, however, any intent or obligation to update forward- looking statements.

PART II.  OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN VANGUARD CORPORATION


Dated: November 10, 2000               By: /s/ Eric G. Wintemute
                                           -------------------------------------
                                           Eric G. Wintemute
                                           President,
                                           Chief Executive Officer
                                           and Director


Dated: November 10, 2000               By: /s/ J. A. Barry
                                           -------------------------------------
                                           J. A. Barry
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Secretary/Treasurer
                                           and Director

                                 EXHIBIT INDEX


Exhibit
Number                   Description
------                   -----------


  27           Financial Data Schedule