Form 10-K405
period 2000-12-31
AMERICAN VANGUARD CORP
filed 2001-04-02
CIK 5981

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     _____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of $.10 par value Common Stock outstanding as of March 26, 2001, was 2,605,882. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 26, 2001, was $14,400,800. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

                          AMERICAN VANGUARD CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000


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


ITEM 1  BUSINESS

        American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the "Company", or the "Registrant" in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation ("AMVAC"), GemChem, Inc. ("GemChem"), 2110 Davie Corporation ("DAVIE"), AMVAC Chemical UK Ltd., ("Chemical UK") and Quimica Amvac De Mexico S.A. de C.V. ("Quimica Amvac") (Refer to Export Operations), and Environmental Mediation, Inc.


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

        In May 2000, AMVAC acquired the worldwide Dacthal(R)("DCPA") herbicide business from GB Biosciences Corporation. The purchase included the worldwide rights, including U.S. Environmental Protection Agency ("EPA") registration rights and similar regulatory entities in other countries, manufacturing and process technology, trademarks and all product related intellectual property. Dacthal as been sold for weed control in crops such as onions, garlic, cauliflower, cotton and strawberries for approximately thirty years.

        In February 2000, AMVAC acquired the Fortress(R) soil insecticide business from DuPont. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included certain rights and obligations to a closed ("SmartBox") delivery system as well as DuPont's existing finished and semi-finished inventory including the closed delivery system containers. Fortress insecticide provides control of the corn rootworm, a devastating pest in corn.

        In November 1998, AMVAC acquired the U.S. Dibrom(R) insecticide business from Valent USA Corporation ("Valent"), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all EPA registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC had manufactured and formulated Dibrom(R) prior to its acquisition, dating back to 1981, for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom(R) prior to Valent. AMVAC has owned the international rights to the Dibrom(R) product line since 1991.

        AMVAC has attempted to position itself in smaller niche markets being divested by larger chemical companies. In addition to the product line acquisitions disclosed above, in 1997 AMVAC purchased the rights, title and interest to Vapam(R) (Metam Sodium), a soil fumigant, from Zeneca, Inc. The purchase included inventories of Vapam(R), EPA registration rights issued under FIFRA and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. In 1993 AMVAC purchased from E.I. du Pont de Nemours & Company ("Du Pont") the rights, title and interest (including Du Pont's EPA registration rights) in Bidrin(R), an insecticide for cotton crops, and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid ("NAA") plant growth regulator product line including Rhone-Poulenc's EPA registration rights.

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

        ConAgra, Inc., Tenkoz and Helena Chemical accounted for 24%, 13% and 11%, respectively, of the Company's sales in 2000. ConAgra, Inc., Helena Chemical, and Tenkoz accounted for 29%, 12% and 11%, respectively, of the Company's sales in 1999. ConAgra, Inc. and Tenkoz accounted for 29% and 12%, respectively, of the Company's sales in 1998. ConAgra and Helena Chemical are distributors of the Company's products. Tenkoz is a buying cooperative of various companies/producers.

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

        Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. As previously mentioned, the Company has attempted to position AMVAC in smaller niche markets which are abandoned by larger companies. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC's successful acquisitions of Dacthal(R), Fortress(R), Dibrom(R), Vapam(R), Bidrin(R) and NAA.

        AMVAC's proprietary product formulations are protected,to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. AMVAC's products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC's products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC's products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has, and is currently furnishing, certain required data relative to specific products.

        Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased AMVAC's operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,495,200, $2,241,100 and $2,611,900 during 2000, 1999 and 1998 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,500,000 in 2001. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

        ENVIRONMENTAL

        During 2000, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California.

        In March 1997, the California Environmental Protection Agency Department of Toxic Substances Control (DTSC) accepted the

Facility into its Expedited Remedial Action Program (ERAP). Under this program, the Facility must prepare and implement an environmental investigation plan. Depending on the findings of the investigation, the Facility may also be required to develop and implement remedial measures to address any historical environmental impairment. The environmental investigation and any remediation activities related to ten underground storage tanks at the Facility, which had been closed in 1995, will also be addressed by AMVAC under ERAP. Soil characterization activities, originally expected to commence in the second or third quarter of 1999, will most likely commence in the second or third quarter of 2001. These activities were not implemented in 2000 due to revisions in the site investigation plan, which have yet to be approved by the DTSC. Investigation and potential remediation activities are planned to be implemented in a phased approach over the next two to three years commencing upon approval by the DTSC. These investigation and potential remediation activities are required at all facilities which currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

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

        EMPLOYEES

        As of March 26, 2001, the Company employed approximately 180 persons. This figure includes approximately 10 temporary (equivalent full-time) individuals hired as contract personnel. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company's employees are subject to a collective bargaining agreement.

        The Company believes it maintains positive relations with its employees.

        EXPORT OPERATIONS

        The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

        The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC's product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company's total operating results for the years ended December 31, 2000, 1999 and 1998.

        The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

                                     2000           1999           1998
                                  ----------     ----------     ----------

   Export Sales                   $6,210,200     $5,399,400     $5,085,700



        RISK MANAGEMENT

        The Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. There can be no assurance, however, that such products liability coverage insurance will continue to be available to the Company, or if available, that it will be provided at an economical cost to the Company.

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

2110 DAVIE CORPORATION

        DAVIE currently owns real estate for corporate use only. See also
PART I, Item 2 of this Annual Report.

ENVIRONMENTAL MEDIATION, INC.

        EMI is an environmental consulting firm.

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

ITEM 3        LEGAL PROCEEDINGS

DBCP LAWSUITS

A. CALIFORNIA MATTERS

        In February 1997, AMVAC was served with a complaint in an action filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. The complaint alleges that the Sultana Community Services District's water supply was contaminated with Dibromochloropropane ("DBCP"). The complaint names as defendants AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company and Velsicol Chemical Corporation. Plaintiff has not produced documentation to support its claim for damages. Any damages proven may be significantly offset by the Plaintiff's receipt of a Government grant for a new well. As of December 31, 2000, the case was still pending. However, the five year period in which to bring this case to trial expired on January 25, 2001 so this suit can no longer be prosecuted.

B. HAWAII MATTERS

        AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board's wells had been contaminated with DBCP. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC's (and the Company's) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. AMVAC's share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million dollar letter of credit obtained by Dow Chemical.

AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical.

        In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al. alleging damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries -- Guatemala, Costa Rica, Panama, and Equador. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The defendants subsequently removed the case to the United States District Court in Hawaii. On March 8, 1999 the Judge in the U.S. District Court dismissed the case based on the defendant's agreement to pay any judgement that might be entered in the Plaintiff's nation of origin. The court order allows Plaintiffs to return to the United States if the foreign courts do not accept jurisdiction. Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral argument was heard in the Ninth Circuit on August 9, 2000. The appellate decision has not yet been issued. The Plaintiffs reported that plaintiffs filed suit in their home countries. These suits have not yet been served on AMVAC. No discovery has taken place on the individual claims of the Plaintiffs. However, AMVAC product did not reach two of the four countries involved. Without discovery, it is unknown if any Plaintiff was exposed to AMVAC DBCP and too early to provide any evaluation of the likelihood of an unfavorable outcome. There may be statute of limitation defenses available to defendants. In order to proceed with the cases, the Plaintiffs must either litigate their claims in their native countries or convince the Ninth Circuit Court of Appeal to reverse the trial court on the motion to dismiss. AMVAC intends to contest the cases vigorously.

C. MISSISSIPPI MATTERS

        In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The Federal Court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Throughout 1999 the case was pending on appeal. On January 19, 2001, the Court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case back to the trial court to determine if a stipulation which limited the plaintiff's recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company's product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

D. LOUISIANA MATTERS

        In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al.. V. Amvac Chemical Corporation et. al.., Andres Puerto, et. al.. V. Amvac Chemical Corporation, et. al.. and Eduardo Soriano, et. al.. v. Amvac Chemical Corporation et. al.. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999, however, they subsequently withdrew their motion to remand in February 2000 stating that they would wait for an appellate court determination on similar issues in the Mississippi cases (and other cases where AMVAC is not a party in the lawsuits). These cases remain in a holding pattern, pending resolution of various jurisdictional issues in the other aforementioned suits. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC's product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

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

        The following table sets forth the range of high and low sales prices as reported for the Company's Common Stock for the calendar quarters indicated.


        Calendar 2000                HIGH             LOW         CLOSE
        -------------               -------         -------      -------
         First Quarter              $ 10 3/8        $ 5 7/16     $ 7 7/8
         Second Quarter               10              7 3/4        8 7/8
         Third Quarter                 8 3/8          7 7/8        8 1/8
         Fourth Quarter               13 1/8          9 7/8       12 9/16

        Calendar 1999
        -------------
         First Quarter              $  8            $ 4 7/8      $ 4 7/8
         Second Quarter                6 1/8          4 5/8        5 3/8
         Third Quarter                 7              5            5
         Fourth Quarter                6 3/8          4 7/8        6 1/8


        As of March 26, 2001, the number of shareholders of the Company's Common Stock was approximately 600 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

        On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends will be distributed on April 13,2001 to shareholders of record at the close of business on March 30, 2001. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 30, 2001.

        The Company distributed a cash dividend of $.05 per share on October 20, 2000 to stockholders of record as of the close of business on October 6, 2000.

        The Company distributed a cash dividend of $.13 per share as well as a 10% stock dividend on April 14, 2000 to stockholders of record at the close of business on March 31, 2000. The cash dividend was paid on the number of shares outstanding prior to the stock dividend. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional share based on $7.875 per share, the closing price of the Company's stock on March 31, 2000. The Company distributed 256,857 shares of common stock in connection with the common stock dividend. As a result, common stock was increased by $25,700, additional paid-in-capital was increased by $1,997,000 and retained earnings was decreased by $2,022,700. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

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

        The Company has issued a cash dividend in each of the last five years (1996, 1997, 1998, 1999 and 2000) as well as declaring on March 19,2001, as aforementioned, an $.11 per share cash dividend. The payment of dividends is subject to certain loan covenants described in note 3 to the Notes to Consolidated Financial Statements, which limit payments of cash dividends to a maximum of 25% of net income.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


ITEM 6 SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR WEIGHTED AVERAGE NUMBER OF SHARES AND PER SHARE DATA)

                                            2000              1999              1998             1997              1996
                                            ----              ----              ----             ----              ----

Operating revenues                     $   77,980       $   69,212         $   67,016       $   67,701         $  48,628
                                       ==========       ==========         ==========       ==========         =========
Operating income                       $    8,828       $    6,878         $    5,158       $    4,785         $   3,523
                                       ==========       ==========         ==========       ==========         =========
Income from operations
  before income tax
  expense                              $    7,185       $    5,223         $    3,263       $    3,283         $   2,611
                                       ==========       ==========         ==========       ==========         =========
Net income                             $    4,311       $    3,236         $    2,127       $    2,025         $   1,616
                                       ==========       ==========         ==========       ==========         =========
Earnings per common
  share                                $     1.60       $     1.19         $      .77       $      .74         $     .59
                                       ==========       ==========         ==========       ==========         =========
Earnings per common share
  - assuming dilution                  $     1.58       $     1.19         $      .77       $      .74         $     .59
                                       ==========       ==========         ==========       ==========         =========
Total assets                           $   65,522       $   55,579         $   58,847       $   55,206         $  48,028
                                       ==========       ==========         ==========       ==========         =========
Long-term debt and capital
  lease obligations, less
  current portion                      $    2,847       $    4,889         $    6,458       $    3,980         $   4,373
                                       ==========       ==========         ==========       ==========         =========
Stockholders' equity                   $   29,288       $   25,969         $   23,128       $   21,260         $  19,386
                                       ==========       ==========         ==========       ==========         =========
Weighted average shares
  outstanding                           2,690,029         2,722,996         2,752,915        2,758,612         2,720,171
                                       ==========       ===========        ==========       ==========         =========
Weighted average shares
  outstanding - assuming
  dilution                              2,734,639         2,722,996         2,752,915        2,758,612         2,720,171
                                       ==========       ===========        ==========       ==========         =========
Dividends per share of
  common stock                         $      .18       $       .06        $      .07       $      .06         $     .06
                                       ==========       ===========        ==========       ==========         =========

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2000 have been derived from the Company's consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants' reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2000. See ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

---------------------

        On March 20,2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends will be distributed on April 13, 2001 to shareholders of record at the close of business on March 30, 2001. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 30, 2001.

        The Company distributed a cash dividend of $.05 per share on October 20, 2000 to stockholders of record as of the close of business on October 6, 2000.

        The Company distributed a cash dividend of $.13 per share as well as a 10% stock dividend on April 14, 2000 to stockholders of record at the close of business on March 31, 2000. The cash dividend was paid on the number of shares outstanding prior to the stock dividend. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional share based on $7.875 per share, the closing price of the Company's stock on March 31, 2000. The Company distributed 256,857 shares of common stock in connection with the common stock dividend. As a result, common stock was increased by $25,700, additional paid-in-capital was increased by $1,997,000 and retained earnings was decreased by $2,022,700. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

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

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999:

The Company reported net income of $4,311,200 or $1.60 per share ($1.58 per share - assuming dilution) in 2000 as compared to net income of $3,235,500 or $1.19 per share in 1999.

Net sales in 2000 increased $8,768,000 or 13% to $77,979,700 from $69,211,700 in
1999. The record sales levels were as a result of increased sales of the Company's herbicide, insecticides (both of which reflected the successful product launches of Dacthal(R) and Fortress(R)), and soil fungicide product lines.

Gross profits increased $3,310,500 to $36,573,300 in 2000 from $33,262,800 in
1999. Gross profit margins declined to 47% in 2000 from 48% in 1999. This slight decline in gross profit margins was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased by $1,460,500 to $27,745,100 in 2000 from $26,284,600 in 1999. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $2,840,500 to $10,795,800 in 2000 from $7,955,300 in 1999. The increase was due to (i)increased variable selling expenses that relate to both increased sales levels and the product mix of sales, (ii) expenses related to the Company's newly acquired soil insecticide business, and (iii) increased payroll and payroll related costs.

o General and administrative declined by $1,763,400 to $6,256,800 in 2000 as compared to $8,020,200 in 1999. The decrease was due primarily to a decrease in legal expenses, primarily attributable to legal actions in which the Company was the Plaintiff, and a decrease in payroll and payroll related items.

o Research and product development costs and regulatory registration expenses increased by $552,800 to $5,120,200 in 2000 from $4,567,400 in
         1999. The increase was due to (i)increased costs incurred to generate scientific data related to the registration and possible new uses of the Company's products, and (ii) increased licenses and registration costs.

o Freight, delivery and warehousing costs increased $92,000 to $5,859,900 in 2000 as compared to $5,767,900 in 1999. The increase was due to the increased sales levels.

Interest costs remained virtually unchanged reflecting a $14,800 increase to $1,681,500 in 2000 as compared to $1,666,700 in 1999. (See note 3 to the
Consolidated Financial Statements.)

Income tax expense increased by $887,100 to $2,874,100 in 2000 as compared to $1,987,000 in 1999. The Company's effective tax rate was 40% for 2000 as compared to the 38% effective tax rate for 1999. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

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

1999 COMPARED WITH 1998:

The Company reported net income of $3,235,500 or $1.19 per share in 1999 as compared to net income of $2,126,500 or $.77 per share in 1998.

Net sales increased $2,196,100 or 3% to $69,211,700 for 1999 from $67,015,600 in
1998. Strong sales of the Company's insecticide product lines, in particular Bidrin(R) and Dibrom(R) accounted for the increase in sales (and served to more than offset a decline in sales of Company's fungicide product line).

Gross profits increased $6,156,000 to $33,262,800 in 1999 from $27,106,800 in
1998. Gross profit margins improved to 48% in 1999 from 40% in 1998. The improved margin was due to the changes in the sales mix of the Company's products as well as the realization of improved raw material costs and the Company's continued efforts to improve variable costs of manufacturing.

Operating expenses, which are net of other income, increased by $3,268,500 to $26,284,600 in 1999 from $23,016,100 in 1998. The differences in operating expenses by specific departmental costs are as follows:


o Selling expenses increased by $1,104,400 to $7,955,300 in 1999 from $6,850,900 in 1998. The increase was due to increases in (i) expenses related to the Company's operations in Mexico (which were opened in late 1998), and (ii) variable selling expenses that relate to the increased sales levels and product mix of sales.

o General and administrative increased $2,360,600 to $8,020,200 in 1999 as compared to $5,659,600 in 1998. The increase was due to increases in
         (i) legal expenses, primarily attributable to legal actions in which the Company was the Plaintiff, (ii) amortization of intangible assets in connection with the acquisition of an insecticide product in November 1998, (iii) depreciation expense related to the acquisition of a new computer system placed in service in October 1998, and (iv) increased payroll and payroll related costs.

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

Interest costs were $1,666,700 in 1999 as compared to $1,900,000 in 1998. The average level of borrowing under the Company's line of credit agreement decreased by $4,640,800 to $12,297,300 in 1999 from $16,938,100 in 1998. The average level of other long- term debt increased by $2,630,800 to $8,143,900 in 1999 from

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,364,600 in operating activities for the year ended December 31, 2000. Net income of $4,311,200, non-cash depreciation and amortization of $2,949,200, an increase in prepaid expenses of $55,400, a net increase in trade payables and other payables, accrued expenses and deferred taxes of $2,669,200 provided $9,985,000 of cash for operations. This was more than offset by a $6,896,700 increase in receivables, because of significant sales in December 2000, and a $4,452,900 increase in inventories.

The Company used $337,000 in investing activities in 2000. It invested $521,500 in capital expenditures while other noncurrent assets declined by $184,500.

Financing activities provided $1,512,400 in 2000. The Company's net borrowings under its fully-secured revolving line of credit increased by $5,700,000. The company made payments on its long-term debt by $3,195,100, paid $454,300 in cash dividends, purchased 57,885 of treasury stock for $569,400 and received $31,200 in payment for the exercise of stock options.

The Company's fully-secured $24,000,000 long-term line of credit was renewed in June 2000 and now expires on June 1, 2002. As of December 31, 2000, the Company had $8,200,000 in availability under its line of credit.

There has been constant public pressure upon the federal and state governments to require FIFRA product registrants to supply new scientific data (such as toxicological and environmental fate tests), which has resulted in government action requiring additional studies and the submission of more data. Based on facts known today, the Company estimates it will spend approximately $3,500,000 in 2001 on these and other studies. Because scientific analyses are constantly improving, it cannot be determined with any degree of certainty, whether or not material new or additional tests may be required. For further information, refer to PART I, Item 1, Business, Competition of the Annual Report.

AMVAC is a manufacturer and formulator of chemicals for crops, human and animal health protection. This is a high risk industry with ever present industry-wide litigation. For discussions pertaining to the Company's litigation refer to PART I, Item 3, Legal Proceedings of this Annual Report.

Management believes current financial resources (working capital and borrowing arrangements) and anticipated funds from operation will be adequate to meet total financial needs in 2001. Management also continues to believe, to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative value are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement is adopted in January 2001, it had no material impact on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a placement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation FIN No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company's indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender's referenced rate. At December 31, 2000, the Company's outstanding indebtedness on the line of credit was $15,800,000 with a referenced rate of 9.50%. A 1% change in the referenced rate during 2000 would have increased or decreased the Company's interest expense, based on the weighted outstanding balance, by approximately $130,000. The Company does not use derivative financial instruments for speculative or trading purposes.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following persons are the current Directors and Executive Officers of Registrant:


             Name of
         Director/Officer              Age              Capacity
         ----------------              ---              ---------
         Herbert A. Kraft               77          Co-Chairman

         Glenn A. Wintemute             76          Co-Chairman

         Eric G. Wintemute              45          Director, President and
                                                    Chief Executive Officer

         James A. Barry                 50          Director, Senior Vice
                                                    President, Chief
                                                    Financial Officer,
                                                    Treasurer and Secretary

         Jay R. Harris                  66          Director

         John B. Miles                  57          Director

         Carl R. Soderlind              67          Director


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

        Eric G. Wintemute has served as a director since June 1994. Mr. Wintemute has also served as President and Chief Executive Officer since July 1994. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. He is the son of the Company's Co-Chairman, Glenn
A. Wintemute.

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

        Jay R. Harris has served as director since March 2000. Mr. Harris is President and Founder of Goldsmith & Harris, a broker dealer providing investment research to institutional and professional investors. He has held this position since 1982, the year Goldsmith & Harris (or its predecessors) was founded. Mr. Harris is also a professional investor.

        John B. Miles has served as a director since March 1999. Mr. Miles is a Partner with the law firm McDermott Will & Emery and has held the position of Partner since 1987. Prior to 1987, Mr. Miles was a partner with Kadison Pfaelzer Woodward Quinn & Rossi. Mr. Miles has previously served on boards of directors for public and private corporations.

        Carl R. Soderlind has served as a director since June 2000. Mr. Soderlind is Chairman and Chief Executive Officer of Golden Bear Oil Specialties, a producer of niche specialty oil and chemical products used in a variety of industrial applications. Mr. Soderlind has held this position since 1997. From 1961 to 1996 he served in various capacities of Witco Corporation, with his most recent position being Senior Executive Vice President and member of the Management Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

        Based solely on the Company's review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2000 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

ITEM 11 EXECUTIVE COMPENSATION

        The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2000, 1999, and 1998 paid or awarded by the Corporation and its subsidiaries to the Corporation's Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                                        -------------------------
                                     ANNUAL COMPENSATION(1)                               AWARDS          PAYOUTS
                                     ---------------------                                ------          -------
            (a)            (b)        (c)         (d)          (e)           (f)           (g)              (h)         (i)
                                                               OTHER         RE-        SECURITIES                      ALL
           NAME                                               ANNUAL       STRICTED      UNDERLYING                    OTHER
            AND                                               COMPEN-       STOCK        OPTIONS/          LTIP        COMPEN-
         PRINCIPAL                   SALARY       BONUS       SATION       AWARD(S)        SARS           PAYOUTS      SATION
         POSITION          YEAR        ($)        ($)(6)       ($)            ($)           (#)             ($)         ($)
         --------          ----      -------      ------      -------      --------     -----------       --------     --------
Eric G. Wintemute          2000      457,333         -             -             -             -              -        5,360(4)
 President and             1999      328,550         -             -             -          55,000(2)         -        5,082(4)
 Chief Executive Officer   1998      284,177         -             -             -             -              -        5,359(4)

James A. Barry             2000      179,000         -             -             -             -              -        5,360(4)
 Senior V.P., CFO &        1999      148,000         -             -             -             -              -        4,700(4)
 Secretary/Treasurer       1998      152,275         -             -             -             -              -        4,803(4)

David B. Cassidy           2000      239,454         -             -             -             -              -        5,360(4)
 Executive Vice            1999      188,885         -             -             -             -              -        5,130(4)
 President (AMVAC)         1998      194,010         -             -             -             -              -        5,086(4)

Glen D. Johnson(3)         2000      206,669         -             -             -             -              -        5,160(4)
 Sr. Vice President        1999      153,654         -             -             -          33,000(5)         -        2,110(4)
 (AMVAC)                   1998            -         -             -             -             -              -             -

Robert F. Gilbane          2000      205,317         -             -             -             -              -        5,360(4)
President (GemChem)        1999      177,300         -             -             -             -              -        5,125(4)
                           1998      168,633         -             -             -             -              -        5,125(4)


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

        (6) Included in salary column.

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2000. The following table sets forth information concerning unexercised stock options held by each of the persons named as executive officers as of December 31, 2000.

                           2000 YEAR-END OPTION VALUES

                          Number of Securities
                               Underlying              Value of Unexercised
                           Unexercised Options         in-the Money Options
                           at Fiscal Year End           at Fiscal Year End
                       --------------------------   ---------------------------
Name                   Exercisable  Unexercisable   Exercisable    Unexercisable
----                   -----------  -------------   -----------    -------------
Eric G. Wintemute        22,000        33,000        $264,000        $396,000
James A. Barry               --            --              --              --
David B. Cassidy         33,000            --        $396,000              --
Glen D. Johnson          11,000        22,000        $132,000        $264,000
Robert F. Gilbane            --            --              --              --

          Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board for the year ended December 31, 2000, consisted of Messrs. Jay R. Harris and Carl R. Soderlind. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company's shareholders.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        To the knowledge of the Registrant, the ownership of the Registrant's outstanding Common Stock as of March 26, 2001, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.


                                                              Amount and
                                                                 Nature
 Office                     Name and Address                 of Beneficial         Percent
(if any)                    Beneficial Owner                 Ownership(1)          of Class
--------                    ----------------                --------------         --------
Co-Chairman               Herbert A. Kraft                      633,414(2)            24.3%
                          4695 MacArthur Court
                          Newport Beach, CA 92660

Co-Chairman               Glenn A. Wintemute                    600,449(3)            23.0%
                          4695 MacArthur Court
                          Newport Beach, CA 92660

                          Goldsmith & Harris et. al.            103,770(4)             4.0%
                          80 Pine Street
                          New York, NY 10005

Director                  Jay R. Harris                         140,314(5)             5.4%
                          4695 MacArthur Court
                          Newport Beach, CA 92660

Director,                 Eric G. Wintemute                      79,093(6)             3.0%
  President & CEO         4695 MacArthur Court
                          Newport Beach, CA 92660

President                 Bob Gilbane                            56,855                2.2%
 (GEMCHEM)                4695 MacArthur Court
                          Newport Beach, CA 92660

Executive Vice            David B. Cassidy                       44,000(7)             1.7%
 President (AMVAC)        4695 MacArthur Court
                          Newport Beach, CA 92660

Senior Vice               Glen D. Johnson                        22,000(8)              __(11)
 President (AMVAC)        4695 MacArthur Court
                          Newport Beach, CA 92660

Director                  John B. Miles                           3,750(9)              __(11)
                          4695 MacArthur Court
                          Newport Beach,  CA  92660

Director                  Carl R. Soderlind                       5,844(10)             __(11)
                          4695 MacArthur Court
                          Newport Beach,  CA  92660

Director,                 James A. Barry                          2,090                 __(11)
 Sr. V.P., CFO &          4695 MacArthur Court
 Secretary/Treasurer      Newport Beach, CA 92660

Directors and Officers as a group(13)                         1,588,884               58.8%

ITEM 12 - Continued
Footnotes

---------------------

(1)  Record and Beneficial.

(2) Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 1,573 shares held in an Individual Retirement Account.

(3) This figure includes 12,221 shares of Common Stock owned by Mr. G. A. Wintemute's minor child for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(4) This figure does not include shares beneficially owned by Jay R. Harris. Mr. Harris is a control person of Goldsmith & Harris.

(5) This figure includes 2,500 shares of Common Stock Mr. Harris is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(6) This figure includes 33,000 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 2,200 shares of Common Stock owned by Mr. Wintemute's minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(7) This figure includes 33,000 shares of Common Stock Mr. Cassidy is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8) This figure represents 22,000 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9) This figure represents 3,750 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10) This figure includes 2,500 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(11) Under 1% of class.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a consulting agreement, Herbert A. Kraft, Co-Chairman of the Company, performs management and financial consulting services for the Company as assigned by the Board of Directors or the Chief Executive Officer. Mr. Kraft's agreement expires July 14, 2001 and calls for a remuneration amount of $100,000 (for the period July 14, 2000 through July 14, 2001).

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

           (1) Index to Consolidated Financial
                  Statements and  Supplementary Data:


                         DESCRIPTION                                    PAGE NO.
           Report of Independent Certified
             Public Accountants                                            35

           Financial Statements:

           Consolidated Balance Sheets as of
             December 31, 2000 and 1999                                    36

           Consolidated Statements of Income for
             the Years Ended December 31, 2000, 1999,
             and 1998                                                      38

           Consolidated Statements of Stockholders'
             Equity for the Years Ended December 31,
             2000, 1999, and 1998                                          39

           Consolidated Statements of Cash Flows for
              the Years Ended December 31, 2000, 1999,
              and 1998                                                     40

           Summary of Significant Accounting Policies
             and Notes to Consolidated Financial
             Statements                                                    42

           (2) Financial Statement Schedules:

               All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

           (3)  Exhibits:

                The exhibits listed on the accompanying Index To
                Exhibits, page 58 are filed as part of this annual report

           (b) Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                Date of the Report: November 7, 2000

                Item Reported: 5.  Other Events.

                Description: On November 2, 2000, American Vanguard Corporation issued a press release announcing that, in addition to the Company's results of operations for the three and nine months ended September 30, 2000, in light of the Company's performance and prospects, the Board of Directors has authorized the repurchase of up to 11% (300,000) of American Vanguard's outstanding shares of common stock. The shares may be purchased from time to time in open market transactions, depending on price availability and the Company's cash position. There were approximately 2.7 million shares of American Vanguard's common stock outstanding as of November 2, 2000.

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


AMERICAN VANGUARD CORPORATION (Registrant)


/s/  Eric G. Wintemute                          /s/  James A. Barry
-----------------------------                   -------------------
By:   ERIC G. WINTEMUTE                         By:  JAMES A. BARRY
      President,                                     Senior Vice President,
      Chief Executive Officer                        Chief Financial Officer,
      and Director                                   Secretary/Treasurer and
      March 30, 2001                                 Director
                                                     March 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Herbert A. Kraft                            /s/ Glenn A. Wintemute
-----------------------                         ----------------------
HERBERT A. KRAFT                                GLENN A. WINTEMUTE
Co-Chairman                                     Co-Chairman
March 30, 2001                                  March 31, 2001


/s/ John B. Miles                               /s/ Carl R. Soderlind
-----------------------                         ---------------------
JOHN B. MILES                                   CARL R. SODERLIND
Director                                        Director
March 30, 2001                                  March 30, 2001



/s/ Jay R. Harris
----------------------
JAY R. HARRIS
Director
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders'
American Vanguard Corporation


We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ BDO Seidman, LLP


Los Angeles, California
March 2, 2001
(Except for Note 16, which
is unaudited)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                        ASSETS (NOTE 3)                  2000           1999
                                                         ----           ----
Current assets:
   Cash                                             $   361,000    $   550,200
   Receivables:
       Trade                                         21,323,400     15,119,800
       Other                                          1,526,300        833,200
                                                    -----------    -----------
                                                     22,849,700     15,953,000
                                                    -----------    -----------
   Inventories:
       Finished products                             17,358,300     14,258,700
       Raw materials                                  3,844,500      2,491,200
                                                    -----------    -----------
                                                     21,202,800     16,749,900
                                                    -----------    -----------
   Prepaid expenses                                     764,200        819,600
   Deferred tax asset                                   568,800        158,500
                                                    -----------    -----------
              Total current assets                   45,746,500     34,231,200

Property, plant and equipment, at cost,
  less accumulated depreciation of
  $25,339,500 in 2000 and $23,545,600
  in 1999 (notes 1,2,3, and 5)                        9,012,800     10,514,200

Land held for development                               210,800        210,800

Intangible assets, net of
  accumulated amortization
  of $2,319,900 in 2000 and
  $1,440,500 in 1999 (note 10)                       10,657,100     10,086,400

Other assets                                            463,700        695,200
                                                    -----------    -----------
                                                    $66,090,900    $55,737,800
                                                    ===========    ===========

                                   (CONTINUED)

        See summary of significant accounting policies and notes to consolidated financial statements.


                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                            2000           1999
                                                         -----------    -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt
     (note 2)                                            $ 3,575,400    $ 3,022,200
   Note payable to bank (note 3)                                  --     10,100,000
   Accounts payable                                        6,913,600      2,946,300
   Accrued expenses                                        4,171,900      4,541,400
   Accrued royalty obligations-current portion
    (note 10)                                                813,400      1,112,300
   Income taxes payable                                    1,149,500      1,064,200
                                                         -----------    -----------
       Total current liabilities                          16,623,800     22,786,400

Long-term debt, excluding current
  installments (note 2)                                    2,847,300      5,145,600
Note payable to bank (note 3)                             15,800,000             --

Other long-term liabilities                                  117,700        101,700

Deferred income taxes (note 4)                             1,414,500      1,735,200
                                                         -----------    -----------
       Total liabilities                                  36,803,300     29,768,900
                                                         -----------    -----------

Commitments and contingent liabilities
 (notes 2, 3, 5, 6, 9 and 11)

Stockholders' equity: (note 14)
   Preferred stock, $.10 par value per
    share; authorized 400,000 shares;
    none issued                                                   --             --
   Common stock, $.10 par value per share;
    authorized 10,000,000 shares; issued
    2,827,039 shares in 2000 and 2,564,182
    shares in 1999                                           282,700        256,400
   Additional paid-in capital                              5,906,600      3,879,000
   Retained earnings                                      24,354,600     22,520,200
                                                         -----------    -----------
                                                          30,543,900     26,655,600
   Less treasury stock, at cost, 183,285 shares
     in 2000 and 114,000 shares in 1999                    1,256,300        686,700
                                                         -----------    -----------
       Total stockholders' equity                         29,287,600     25,968,900
                                                         -----------    -----------
                                                         $66,090,900    $55,737,800
                                                         ===========    ===========

        See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000                   1999                    1998
                                                                 ----                   ----                    ----
Net sales (note 8)                                         $77,979,700            $69,211,700             $67,015,600
Cost of sales                                               41,406,400             35,948,900              39,908,800
                                                           -----------            -----------             -----------
              Gross profit                                  36,573,300             33,262,800              27,106,800
Settlement (income)/expense (notes 6 and 13)                         -                100,000              (1,067,700)
Operating expenses (note 12)                                27,745,100             26,284,600              23,016,100
                                                           -----------            -----------             -----------
              Operating income                               8,828,200              6,878,200               5,158,400
Interest expense                                             1,681,500              1,666,700               1,900,000
Interest income                                                (38,600)               (11,000)                 (4,700)
                                                           -----------            -----------             -----------
              Income before income tax expense               7,185,300              5,222,500               3,263,100
Income tax expense (note 4)                                  2,874,100              1,987,000               1,136,600
                                                           -----------            -----------             -----------
              Net income                                   $ 4,311,200            $ 3,235,500             $ 2,126,500
                                                           ===========            ===========             ===========
Earnings per common share                                  $      1.60            $      1.19             $       .77
                                                           ===========            ===========             ===========
Earnings per common share - assuming dilution              $      1.58            $      1.19             $       .77
                                                           ===========            ===========             ===========
Weighted average shares outstanding                          2,690,029              2,722,996               2,752,915
                                                           ===========            ===========             ===========
Weighted average shares
   outstanding - assuming dilution                           2,734,639              2,722,996               2,752,915
                                                           ===========            ===========             ===========

            See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                            ADDITIONAL
                                              COMMON          PAID-IN             RETAINED          TREASURY
                                               STOCK          CAPITAL             EARNINGS            STOCK               TOTAL
                                              ------        ----------            --------          ---------             -----
Balance, January 1, 1998                   $256,400         $3,879,000         $17,483,300         $  (358,900)        $21,259,800

  Cash dividends on common
   stock ($.07 per share)                       -                  -              (175,500)                -              (175,500)
  Treasury stock acquired                       -                  -                   -               (82,500)            (82,500)
  Net income                                    -                  -             2,126,500                 -             2,126,500
                                           --------         ----------         -----------         -----------         -----------
Balance, December 31, 1998                  256,400          3,879,000          19,434,300            (441,400)         23,128,300

  Cash dividends on common
   stock ($.06 per share)                       -                  -              (149,600)                -              (149,600)
  Treasury stock acquired                       -                  -                   -              (245,300)           (245,300)
  Net income                                    -                  -             3,235,500                 -             3,235,500
                                           --------         ----------         -----------         -----------         -----------
Balance, December 31, 1999                  256,400          3,879,000          22,520,200            (686,700)         25,968,900

  Common stock dividend                      25,700          1,997,000           2,022,700                 -                     -
  Cash dividends on common
   stock ($.18 per share)                       -                  -              (454,100)                -              (454,100)
  Treasury stock acquired                       -                  -                                  (569,600)           (569,600)
  Stock options exercised                       600             30,600                 -                   -                31,200
  Net income                                    -                  -             4,311,200                 -             4,311,200
                                           --------         ----------         -----------         -----------         -----------
Balance, December 31, 2000                 $282,700         $5,906,600         $24,354,600         $(1,256,300)        $29,287,600
                                           ========         ==========         ===========         ===========         ===========

        See summary of significant accounting policies and notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


INCREASE (DECREASE) IN CASH                                             2000                 1999               1998
                                                                     ----------           ----------         ----------
Cash flows from operating activities:
   Net income                                                       $ 4,311,200          $ 3,235,500        $ 2,126,500
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
          Depreciation and amortization
             of property, plant and equipment                         2,022,900            2,459,500          2,555,500
          Amortization of other assets                                  926,300              755,300            505,400
          Loss on abandoned projects                                        -                    -              231,400
          Deferred income taxes                                        (731,000)            (463,400)          (606,400)
          Changes in assets and liabilities
             associated with operations:
                (Increase) decrease
                 in receivables                                      (6,896,700)           2,686,600          3,046,400
                Increase in inventories                              (4,452,900)          (1,014,100)        (2,797,900)
                Decrease (increase)
                  in prepaid expenses                                    55,400               (5,000)           221,000
                Increase (decrease)
                  in accounts payable                                 3,967,300           (3,502,100)         2,663,100
                Increase (decrease) in other
                  payables and accrued expenses                        (567,100)            (834,300)          (721,000)
                                                                     ----------           ----------         ----------
                              Net cash provided by
                                (used in) operating
                                activities                           (1,364,600)           3,318,000          7,224,000
                                                                     ----------           ----------         ----------

Cash flows from investing activities:
   Capital expenditures                                                (521,500)            (397,400)          (828,100)
   Additions to intangible assets                                           -                    -             (538,500)
   Net (increase) decrease in other
      noncurrent assets                                                 184,500               22,300           (249,200)
                                                                     ----------           ----------         ----------

                              Net cash used in
                                investing activities                   (337,000)            (375,100)        (1,615,800)
                                                                     ----------           ----------         ----------

                                                                                                              (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


INCREASE (DECREASE) IN CASH                                            2000                  1999               1998
                                                                    -----------           ----------         ----------
   Net borrowings (repayments) under
      line of credit agreement                                      $ 5,700,000          $   100,000        $(4,100,000)
   Payments on debt and capital
    lease obligations                                                (3,195,100)          (2,864,800)        (1,229,800)
  Exercise of stock options                                              31,200                  -                  -
   Purchase of treasury stock                                          (569,400)            (245,300)           (82,500)
   Payment of cash dividends                                           (454,300)            (149,600)          (175,500)
                                                                    -----------           ----------         ----------
                  Net cash provided by (used in)
                     financing activities                             1,512,400           (3,159,700)        (5,587,800)
                                                                    -----------           ----------         ----------

                  Net increase (decrease) in cash                      (189,200)            (216,800)            20,400

Cash at beginning of year                                               550,200              767,000            746,600
                                                                    -----------           ----------         ----------

Cash at end of year                                                 $   361,000          $   550,200        $   767,000
                                                                    ===========           ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest                                                      $ 1,380,100          $ 1,374,900        $ 1,804,200
      Income taxes                                                    3,590,000            2,738,800            914,800
                                                                    ===========           ==========         ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On April 14, 2000, the Company distributed 256,857 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of March 31, 2000. As a result of the stock dividend, Common Stock was increased by $25,700, additional paid-in capital was increased by $1,997,000, and retained earnings was decreased by $2,022,700.

During the year ended December 31, 2000, the Company completed the acquisition of two established product lines from two large chemical manufacturers. In connection with these acquisitions, the Company recorded intangible assets in the amount of $1,450,000 and a corresponding debt obligation in the same amount (See note 10).

In October 1999, the Company entered into an Exclusive License Agreement which granted the Company ownership of labels and registrations of an established product line and issued a note payable in the amount $1,456,300.

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

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufacturers and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of American Vanguard Corporation ("Company") and its subsidiaries AMVAC Chemical Corporation ("AMVAC"), GemChem, Inc. ("GemChem"), 2110 Davie Corporation ("DAVIE"), AMVAC Chemical UK Ltd., ("Chemical UK") and Quimica Amvac De Mexico S.A. de C.V. ("Quimica Amvac"), and Environmental Mediation, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

The Company's subsidiary, GemChem, Inc., procures certain raw materials used in the Company's manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products.

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

Long-lived Assets

intangible assets resulting from business acquisitions (see note 10), consist of cost in excess of net assets (goodwill) acquired and other intangible assets, including customer lists, product registrations, trademarks and contracts. These intangible assets are being amortized on a straight-line basis over the period of an expected benefit, usually 15 years. Management has a policy to review intangible assets and productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable the measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation or amortization) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

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

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              Summary of Significant Accounting Policies, Continued

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives to be recorded on the balance sheet as either assets or liabilities and be measured at fair value. Gains or losses from changes in the derivative value are to be accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When this statement is adopted in January 2001, it had no material impact on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a placement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and provides consistent standards for distinguishing transfers from sales and secured borrowings. This statement is effective for transactions occurring after March 31, 2001 and is not expected to have a material impact on the Company's consolidated financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation FIN No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2000 and 1999 consists of the following:

                                                                  ESTIMATED
                                     2000           1999         USEFUL LIVES
                                 -----------     -----------    ---------------
Land                             $ 2,441,400     $ 2,382,600
Buildings and improvements         4,952,000       4,727,300    10 to 30 years
Machinery and equipment           23,938,100      23,825,700     3 to 10 years
Office furniture, fixtures
 and equipment                     2,599,800       2,467,900     3 to 10 years
Automotive equipment                 136,900         136,900     3 to  6 years
Construction in progress             284,100         519,400
                                 -----------     -----------
                                  34,352,300      34,059,800
Less accumulated depreciation     25,339,500      23,545,600
                                 -----------     -----------

                                 $ 9,012,800     $10,514,200
                                 ===========     ===========

(2)   LONG-TERM DEBT

      Long-term debt of the Company at December 31, 2000 and 1999 is summarized as follows:

                                                            2000          1999
                                                         ----------    ----------
Note payable, secured by certain real property,
   payable in monthly installments of $87,500 plus
   interest at prime plus .5% (prime was 9.50% at
   December 31, 2000), with remaining unpaid
   principal due December 1, 2000                        $     -       $1,050,000
Note payable, secured by certain real
   property, payable in monthly installments
   of $6,125, plus interest at prime
   with remaining unpaid principal
   due October 15, 2004                                   1,610,900     1,684,400
Note payable, secured by certain
   real property, payable in monthly
   principal and interest installments of $923
   with remaining unpaid principal due
   July 1, 2001, interest rate at 8.00%                      78,900        83,400
Obligations under product acquisition
  agreements (see note 10)                                4,203,100     4,546,600
Obligations under capitalized
   leases (see note 5)                                      529,800       803,400
                                                         ----------    ----------
                                                          6,422,700     8,167,800
Less current installments                                 3,575,400     3,022,200
                                                         ----------    ----------

                                                         $2,847,300    $5,145,600
                                                         ==========    ==========

Approximate principal payments on long-term debt mature as follows:

                2001                               $3,575,400
                2002                                1,059,400
                2003                                  266,800
                2004                                  245,200
                2005                                   73,500
                Thereafter                          1,202,400
                                                   ----------
                                                   $6,422,700
                                                   ==========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)   NOTE PAYABLE TO BANK

      Under a credit agreement with a bank as amended in June 2000, the Company may borrow up to $24,000,000. The note bears interest at a rate of prime plus .25% (prime was 9.50% at December 31, 2000), which is payable monthly. Additionally, the Company, at its option, may pay a fixed rate of interest offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on June 1, 2002. The Company had $8,200,000 available under this credit agreement as of December 31, 2000. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 2000. The balance outstanding at December 31, 2000 and 1999 was $15,800,000 and $10,100,000 respectively. The average amount outstanding during the years ended December 31, 2000 and 1999 was $13,046,400 and $12,297,300. The
      weighted average interest rate during the years ended December 31, 2000 and 1999 was 8.62% and 8.02%.

(4)   INCOME TAXES

      The components of income tax expense are:

                         2000                1999                 1998
                      ----------          ----------           ----------
Current:
   Federal            $3,132,500          $2,236,100           $1,493,200
   State                 472,600             212,400              249,800

Deferred:
   Federal              (650,700)           (435,300)            (524,300)
   State                 (80,300)            (26,200)             (82,100)
                      ----------          ----------           ----------
                      $2,874,100          $1,987,000           $1,136,600
                      ==========          ==========           ==========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

                                          2000           1999         1998
                                        ---------     ----------   ----------
Computed tax provision at
 statutory Federal rates               $2,443,400     $1,775,700   $1,109,500
Increase (decrease) in
 taxes resulting from:
   State taxes, net of
    Federal income tax
    benefit                               348,800        203,700       25,800
   Nondeductible expenses                  85,900         32,100       37,600
   Benefit of tax credits                  (4,000)       (24,500)     (36,300)
                                        ---------     ----------   ----------
                                       $2,874,100     $1,987,000   $1,136,600
                                       ==========     ==========   ==========

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2000 and 1999 relate to the following:


                                                  2000                 1999
                                               -----------         -----------
Current:
 Inventories, principally due to
  additional costs inventoried for
  tax purposes pursuant to the Tax
  Reform Act of 1986                           $   547,400         $   415,900
 State income taxes                                175,200              56,100
 Vacation pay accrual                              105,300             106,800
 Imputed interest on royalty obligation           (144,700)           (157,900)
 Discount on accounts receivable                  (155,800)           (307,600)
 Other                                              41,400              45,200
                                               -----------         -----------
Net deferred tax asset                             568,800             158,500
                                               -----------         -----------

Non-Current:
 Plant and equipment, principally due
  to differences in depreciation and
  capitalized interest                          (1,414,500)         (1,735,200)
                                               -----------         -----------
Net deferred tax liability                      (1,414,500)         (1,735,200)
                                               -----------         -----------
Total net deferred tax liability               $  (845,700)        $(1,576,700)
                                               ===========         ===========



The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(5)  LEASES

     The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

     Property, plant and equipment at December 31, 2000 and 1999 include the following leased property under capital leases by major classes:

                                              2000             1999
                                           ----------       ----------
         Machinery and equipment           $   47,300       $   47,300
           Office furniture, fixtures
             and equipment                  1,237,500        1,237,500
                                           ----------       ----------
                                            1,284,800        1,284,800
         Less accumulated depreciation        590,700          333,700
                                           ----------       ----------
                                           $  694,100       $  951,100
                                           ==========       ==========

The following is a schedule of future minimum lease payments for capital leases as of December 31, 2000:


         Year ending December 31:
                 2001                                           $ 340,000
                 2002                                             250,800
                                                                ---------
            Total minimum lease payments                          590,800
         Less amount representing interest                        (61,000)
                                                                ---------
            Present value of net minimum lease payments         $ 529,800
                                                                =========

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)   LITIGATION AND ENVIRONMENTAL

      DBCP LAWSUITS

      A. CALIFORNIA MATTERS

                  In February 1997, AMVAC was served with a complaint in an action filed in the San Francisco Superior Court entitled the Sultana Community Services District v. Shell Oil Co., et.al. The complaint alleges that the Sultana Community Services District's water supply was contaminated with Dibromochloropropane ("DBCP"). The complaint names as defendants AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Chevron Chemical Company and Velsicol Chemical Corporation. Plaintiff has not produced documentation to support its claim for damages. Any damages proven may be significantly offset by the Plaintiff's receipt of a Government grant for a new well. As of December 31, 2000, the case was still pending. However, the five year period in which to bring this case to trial expired on January 25, 2001 so this suit can no longer be prosecuted.

      B. HAWAII MATTERS

                  AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. The Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board's wells had been contaminated with DBCP. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC's (and the Company's) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. AMVAC's share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million dollar letter of credit obtained by Dow Chemical. AMVAC will pay

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical.

                  In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al. alleging damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries--Guatemala, Costa Rica, Panama, and Equador. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The defendants subsequently removed the case to the United States District Court in Hawaii. On March 8, 1999 the Judge in the U.S. District Court dismissed the case based on the defendant's agreement to pay any judgement that might be entered in the Plaintiff's nation of origin. The court order allows Plaintiffs to return to the United States if the foreign courts do not accept jurisdiction. Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral argument was heard in the Ninth Circuit on August 9, 2000. The appellate decision has not yet been issued. The Plaintiffs reported that plaintiffs filed suit in their home countries. These suits have not yet been served on AMVAC. No discovery has taken place on the individual claims of the Plaintiffs. However, AMVAC product did not reach two of the four countries involved. Without discovery, it is unknown if any Plaintiff was exposed to AMVAC DBCP and too early to provide any evaluation of the likelihood of an unfavorable outcome. There may be statute of limitation defenses available to defendants. In order to proceed with the cases, the Plaintiffs must either litigate their claims in their native countries or convince the Ninth Circuit Court of Appeal to reverse the trial court on the motion to dismiss. AMVAC intends to contest the cases vigorously.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


      C. MISSISSIPPI MATTERS

                  In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiff's exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The Federal Court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Throughout 1999 the case was pending on appeal. On January 19, 2001, the Court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case back to the trial court to determine if a stipulation which limited the plaintiff's recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company's product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

      D. LOUISIANA MATTERS

                  In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al.. V. Amvac Chemical Corporation et. al.., Andres Puerto, et. al.. V. Amvac Chemical Corporation, et. al.. and Eduardo Soriano, et. al.. v. Amvac Chemical Corporation et. al.. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999, however, they subsequently withdrew their motion to remand in February 2000 stating that they would wait for an appellate court determination on similar issues in the Mississippi cases (and other cases where AMVAC is not a party in the lawsuits).

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      These cases remain in a holding pattern, pending resolution of various jurisdictional issues in the other aforementioned suits. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC's product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

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

      ENVIRONMENTAL

                  During 2000, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California and the adjacent railroad right-of-way.

                  In March 1997, the California Environmental Protection Agency Department of Toxic Substances Control (DTSC) accepted the Facility into its Expedited Remedial Action Program (ERAP). Under this program, the Facility must prepare and implement an environmental investigation plan. Depending on the findings of the investigation, the Facility may also be required to develop and implement remedial measures to address any historical environmental impairment. The environmental investigation and any remediation activities related to ten underground storage tanks at the Facility, which had been closed in 1995, will also be addressed by AMVAC under ERAP. Soil characterization activities, originally expected to commence in the second or their quarter of 1999, will most likely commence in the second or third quarter of 2001. These activities were not implemented in 2000 due to revisions in the site investigation plan, which have yet to be approved by the DTSC. Investigation and potential remediation activities are planned to be implemented in a phased approach over the next two to three years commencing upon approval by the DTSC. These investigation and potential

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      remediation activities are required at all facilities which currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

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

                  The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations. As part of its continuing environmental program, except as disclosed elsewhere, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

(7)   EMPLOYEE DEFERRED COMPENSATION PLAN

      The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee's election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The plan also permits employees to contribute an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company's contributions to the Plan amounted to $311,800, $250,000 and $215,400 in 2000, 1999 and 1998.

(8)   MAJOR CUSTOMERS AND EXPORT SALES

      In 2000 there were three companies that accounted for 24%, 13% and 11% of the Company's consolidated sales. In 1999 there were three companies that accounted for 29%, 12% and 11% of the Company's consolidated sales. In 1998, there were two major customers that accounted for 29% and 12% of the Company's consolidated sales. These companies are distributors or buying cooperatives.

      Worldwide export sales were $6,210,200, $5,399,400 and $5,085,700 for
      2000, 1999 and 1998.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)   ROYALTIES

      The Company has various royalty agreements in place extending through December 2007, some of which relate to the Company's acquisition of certain products. Royalty expenses were $1,069,300, $ 109,400 and $149,700 for 2000, 1999 and 1998.

(10)  BUSINESS ACQUISITIONS

      In 2000, the Company completed the acquisition of a product line from a wholly-owned subsidiary of a large chemical company. The purchase included the worldwide rights including U. S. Environmental Protection Agency ("EPA") registrations rights and similar regulatory entities in other countries worldwide, manufacturing and process technology, trademarks and all product related intellectual property. In addition, the Company entered into a royalty obligation commencing on or about May 2002 to continue for five years from May 2002.

      Additionally, in 2000, the Company completed the acquisition of a product line from a large chemical company. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included all rights and obligations to a closed delivery system as well as the seller's existing finished and semi-finished inventory including the closed delivery system containers. The acquired inventory was on consignment subject to quarterly payment terms for all inventory withdrawn from consignment. In the event all of the seller's inventory has not been withdrawn from consignment, the Company shall be obligated to pay for such inventory by May 1, 2001.

      In 1999, the Company settled litigation regarding its exclusive ownership of labels and registrations of an established product line (see Note 6). In connection with this settlement, the Company entered into an Exclusive License Agreement which granted the Company's ownership of the labels and EPA registrations.

      In 1998, the Company completed the acquisition of a product line from a wholly-owned subsidiary of a large chemical company. The Company acquired all of the seller's existing product as of November 1998, as well as all U.S. EPA and state registrations, an extensive data package, trademarks and all product related intellectual property. The purchase price was subject to certain reductions if the product registrations and uses with the EPA (and similar state agencies) are restricted or canceled. The agreement also calls for royalty payments at an agreed upon per unit price for all product sold in the U.S. during the calendar years 2002, 2003 and 2004.

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      The following schedule represents intangible assets recognized in connection with business acquisitions:

                                                                  Amount
                                                               ------------
      Intangible assets at December 31, 1998                    $ 9,241,700
        Acquisitions during fiscal 1999                           1,456,300
        Amortization expense                                       (690,000)
                                                               -----------
      Intangible assets at December 31, 1999                     10,008,000
        Acquisitions during fiscal 2000                           1,450,000
        Amortization expense                                       (844,400)
                                                                -----------
      Intangible assets at December 31, 2000                    $10,613,600
                                                                ===========

      The following schedule represents the Company's obligations under product acquisition agreements:

                                                                    Amount
                                                                  -----------
      Obligations under acquisition agreements
        at December 31, 1998                                      $ 7,340,500
        Additional obligations acquired                             1,456,300
        Payments on existing obligations                           (3,137,900)
                                                                  -----------
      Obligations under acquisition agreements
        at December 31, 1999                                        5,658,900
        Additional obligations acquired                             1,450,000
        Payments on existing obligations                           (2,905,800)
                                                                  -----------
      Obligations under acquisition agreements
        at December 31, 2000                                      $ 4,203,100
                                                                  ===========

      Future commitments on obligations under product acquisition agreements are due as follows:

                  December 31                               Amount
                  -----------                             ----------
                     2001                                 $3,146,700
                     2002                                    732,300
                     2003                                    193,300
                     2004                                    130,800
                                                          ----------
                       Total                              $4,203,100
                                                          ==========
(11)  COMMITMENTS

      In July 1994, the Company entered into a consulting agreement with a former employee who is the current Co-Chairman of the Company's Board of Directors. The agreement originally was set to expire in July 1999 and provided for total remuneration of $1,000,000 over the five year period. In 1996, the consulting agreement was extended for an additional year through July 2000 with additional remuneration of $100,000 to be paid to the former employee. In 2000 the consulting agreement was extended for an additional year through July 2001 with an additional remuneration of $100,000 to be paid to the former employee.

      The Company has entered into an employment agreement with an officer which commenced January 15, 1999 and expires January 15, 2003. The employment agreement provides for fixed minimum salary levels for each year of the agreement through January 15, 2002. The annual increase for the year ending January 15, 2003 shall not be less than the increase in an agreed upon cost of living index.

      The Company also entered into an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced January 1, 1999 and expires December 31, 2001. The employment agreement provided for a fixed minimum salary through December 1999. Annual increases are at the discretion of the Board of Directors but shall not be less than the increase in an agreed upon cost of living index.

      Amounts to be paid under the aforementioned consulting and employment agreements are summarized as follows:

                Year ending
                December 31,
                   2001                        $  654,200
                   2002                           418,000
                   2003                            17,400
                                               ----------
                                               $1,089,600
                                               ==========

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      In November 1999, the Company entered into an operating lease for its corporate headquarters expiring in October 2004. The lease contains a provision to pass through to the Company the Company's pro rata share of the building's operating expenses. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $259,700, $198,654 and $137,400.
      Future minimum lease payments under the terms of the lease are as follows:

                Year ending
                December 31,
                   2001                        $  280,400
                   2002                           302,500
                   2003                           321,000
                   2004                           267,500
                                               ----------
                                               $1,171,400
                                               ==========

(12)  RESEARCH AND DEVELOPMENT

      Research and development expenses were $2,495,200, $2,241,100 and $2,611,900 for the years ended December 31, 2000, 1999 and 1998.

(13)  SETTLEMENT(S)

      The Company was part of a global settlement in a matter where the Plaintiffs alleged the contamination of water wells in Hawaii. The Company's portion of the settlement was $500,000. The Company recovered $400,000 from one of its insurers resulting in a net expense of $100,000.

      The Company was awarded a settlement of $1,845,000 by neutral arbitrators in a binding action. A portion of this award, $777,300, was recorded as an offset to related professional/legal costs in 1998. The balance appears as a separate line item titled "Settlement" on the Company's Consolidated Statements of Income for the year ended December 31, 1998.

(14)  STOCK OPTIONS

      Incentive Stock Option Plans ("ISOP")

      Under the terms of the Company's ISOP, under which options to purchase 220,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than five years after the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of the grant. There were no options granted under the Company ISOP in During 2000.

      Nonstatutory Stock Options ("NSSO")

      During 2000, the Company granted nonstatutory stock options to purchase an aggregate of 6,000 shares of common stock to three individuals. These options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested upon grant.

      Option activity within each plan is as follows:

                                                                  Non-          Weighted
                                                 Incentive      Statutory       Average
                                               Stock Option      Stock           Price
                                                   Plans         Options       Per Share
                                               ------------     ---------      ---------
Balance outstanding, December 31, 1997             2,200          34,000         $ 6.00
  Options granted, $5.20                              --           5,000         $ 5.20
                                                   -----         -------         ------
Balance outstanding, December 31, 1998             2,200          39,000         $ 5.90
  Options granted, range from $4.72 - $5.95        1,100          90,750         $ 5.00
                                                   -----         -------         ------
Balance outstanding, December 31, 1999             3,300         129,750         $ 5.08
  Options granted, $8.13                              --           6,000         $ 8.13
  Options exercised, $5.20                            --          (6,000)        $(5.20)
                                                   -----         -------         ------
Balance outstanding, December 31, 2000             3,300         129,750         $ 5.59
                                                   =====         =======         ======

                         AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Information relating to stock options at December 31, 2000 summarized by exercise price are as follows:

                                                Outstanding                        Exercisable
                                    ------------------------------------      --------------------
                                              Weighted Average                  Weighted Average
                                    ------------------------------------      --------------------
                                                    Life        Exercise                  Exercise
                                     Shares       (Months)       Price        Shares        Price
                                    -------       --------      --------      ------      --------
Exercise Price Per Share

Incentive Stock Option Plan:
  $5.95                               1,100         52.00        $ 5.95        1,100        $ 5.95
  $6.36                               2,200         12.00        $ 6.36        2,200        $ 6.36
                                    -------        ------        ------       ------        ------
                                      3,300         25.35        $ 6.22        3,000        $ 6.22
                                    =======        ======        ======       ======        ======

Nonstatutory Stock Options:
  $4.44 - $4.72                      68,750         29.00        $ 4.66       35,750        $ 4.61
  $5.20 - $5.88                      41,250         31.33        $ 5.46       19,250        $ 5.65
  $8.13 - $9.36                      19,750         17.10        $ 8.98       19,750        $ 8.98
                                    -------        ------        ------       ------        ------
                                    129,750         27.93        $ 5.57       74,750        $ 6.03
                                    =======        ======        ======       ======        ======

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts presented:

                                        2000           1999             1998
                                     ----------      ----------      ----------
      Net income attributable to
        common stockholders          $4,311,200      $3,235,500      $2,126,500
      Pro forma                      $4,287,649      $3,211,949      $2,116,622

      Earnings per common share      $     1.60      $     1.19      $      .77
      Pro forma                      $     1.59      $     1.18      $      .77

      The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumptions for grants in 2000; expected life of options was 5 years, expected volatility of 11.8%, risk-free interest rate of 5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2000 was $8.13 per option.

(15)  SUBSEQUENT EVENT - UNAUDITED

      On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends will be distributed on April 13,2001 to shareholders of record at the close of business on March 30, 2001. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 30, 2001.

(16) QUARTERLY DATA - UNAUDITED

                                                  MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                 ----------    ----------   ------------   -----------
      QUARTERLY DATA - 2000

      Net Sales                                 $11,785,800    $17,803,800   $21,421,800   $26,968,300
      Gross Profit                                5,502,300      8,786,700     8,869,700    13,414,600
      Net Income                                     77,700        689,200     1,017,100     2,527,200
      Basic Net income per share                        .03            .26           .38           .95
      Diluted net income per share                      .03            .25           .37           .93

      QUARTERLY DATA - 1999

      Net Sales                                  10,186,200     17,660,100    17,119,800    24,245,600
      Gross Profit                                4,221,500      8,163,500     7,355,700    13,522,100
      Net Income (loss)                            (525,400)       619,300       679,100     2,462,500
      Basic and diluted net income
        (loss) per share                               (.19)           .23           .25           .91

                                INDEX TO EXHIBITS

                                   ITEM 14(a)3

                                                                                                              Page
                                                                                                          Sequentially
                                                                                                            Numbered
                                                                                                          ------------
          2.1         Purchase and Sales Agreement dated November
                      15, 1993, between Amvac Chemical Corporation
                      and E.I. du Pont de Nemours and Company.(4)                                               --

          3.1         Certificate of Incorporation of
                      Registrant.(1)                                                                            --

          3.2         Bylaws of Registrant (as amended as of
                      January 14, 1993).(3)                                                                     --

          4.1         Specimen Certificate of Common Stock.(2)                                                  --

         10.1         Indemnification Agreement dated January 6,
                      1993 between Registrant and each of its
                      officers and directors.(3)                                                                --

         10.2         Line of Credit Agreement dated June 18,
                      1991, related amendments one through eight
                      between the Registrant and Sanwa Bank
                      California and related Security Agreement.(3)                                             --

         10.3         Line of Credit Agreement dated April 30,
                      1993, and related amendments, between the
                      Registrant and Sanwa Bank California and
                      related Security Agreement.(5)                                                            --

         10.4         Line of Credit Agreement dated April 14,
                      1994, and related amendments, between the
                      Registrant and Sanwa Bank California and
                      related Security Agreement.(6)                                                            --

         10.5         Employment Agreement between American
                      Vanguard Corporation and Eric G.
                      Wintemute.(6)                                                                             --

         10.6         Employment Agreement between American
                      Vanguard Corporation and Alfred J. Moskal.(6)                                             --

         10.7         Employment Agreement between American
                      Vanguard Corporation and Robert F.


                      Gilbane.(6)                                                                               --

         10.8         Agreement and General Release between
                      American Vanguard Corporation and Herbert
                      A. Kraft.(6)                                                                              --

         10.9         Agreement and General Release between
                      American Vanguard Corporation and Glenn A.
                      Wintemute.(6)                                                                             --

         10.10        American Vanguard Corporation
                      1994 Stock Incentive Plan.(7)                                                             --

         10.11        Amended and Restated Credit Agreement
                      dated September 12, 1995, and related
                      documents between the Registrant and
                      Sanwa Bank California.(8)                                                                 --

         10.12        Employment Agreement between American
                      Vanguard Corporation and Eric G. Wintemute(9)                                             --

         10.13        Amendment to Credit Agreement dated
                      July 6, 2000, and related documents between
                      Registrant and Sanwa Bank California                                                      60

         21.          List of Subsidiaries of Registrant                                                        64


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

(9) Incorporated by reference as an Exhibit to Registrant's Form 10-K filed March 29, 2000.