Form 10-Q
period 2001-03-31
AMERICAN VANGUARD CORP
filed 2001-05-14
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

       Common Stock, $.10 Par Value -- 2,866,524 shares as of May 11, 2001

                          AMERICAN VANGUARD CORPORATION

                                      INDEX


                                                                     Page
                                                                    Number
                                                                    ------
PART I - FINANCIAL INFORMATION

         Item 1.

           Financial Statements:

             Consolidated Statements of Operations for the three
               months ended March 31, 2001 and 2000                    1

             Consolidated Balance Sheets as of March 31, 2001,
               and December 31, 2000                                   2

             Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000                    4

             Notes to Consolidated Financial Statements                6

         Item 2.

             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8

         Item 3.

             Quantitative and Qualitative Disclosures about
               Market Risk                                            10

PART II - OTHER INFORMATION                                           11

SIGNATURE PAGE                                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        For the three months
                                                           ended March 31,
                                                    -----------------------------
                                                        2001             2000
                                                    ------------     ------------
Net sales                                           $ 14,863,300     $ 11,785,800
Cost of sales                                          9,062,400        6,283,500
                                                    ------------     ------------
    Gross profit                                       5,800,900        5,502,300

Settlement income                                        208,300               --
Gain on sale of emission credits                         465,500               --

Operating expenses                                     5,011,300        4,965,100
                                                    ------------     ------------
    Operating income                                   1,463,400          537,200

Interest expense                                         469,500          408,700
Interest income                                           (2,300)          (1,100)
                                                    ------------     ------------
    Income/before income tax                             996,200          129,600

Income tax expense                                       398,500           51,900
                                                    ------------     ------------

    Net income                                      $    597,700     $     77,700
                                                    ============     ============
Earnings per common share                           $        .21     $        .03
                                                    ============     ============
Earnings per common share - assuming dilution       $        .20     $        .03
                                                    ============     ============
Weighted average shares outstanding (note 4)           2,869,927        2,970,703
                                                    ============     ============
Weighted average shares outstanding - assuming
  dilution (notes 4 & 5)                               2,951,870        3,011,024
                                                    ============     ============

                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (note 8)

                                      March 31,           Dec. 31,
                                        2001                2000
                                     -----------        -----------
                                     (Unaudited)           (Note)
Current assets:
  Cash                               $   751,100        $   361,000

Receivables:
  Trade                               22,372,500         21,323,400
  Other                                1,965,500          1,526,300
                                     -----------        -----------
                                      24,338,000         22,849,700
                                     -----------        -----------

Inventories (note 2)                  22,350,900         21,202,800
 Prepaid expenses                        960,600            764,200
 Deferred tax asset                      568,800            568,800
                                     -----------        -----------

         Total current assets         48,969,400         45,746,500

Property, plant and equipment,
  net (note 3)                         8,907,600          9,012,800

Land held for development                210,800            210,800

Intangible assets                     10,438,100         10,657,100

Other assets                             442,500            463,700
                                     -----------        -----------
                                     $68,968,400        $66,090,900
                                     ===========        ===========

                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31,           Dec. 31,
                                                   2001                2000
                                                -----------        -----------
                                                (Unaudited)           (Note)

Current liabilities:
  Current installments of long-term debt        $ 3,441,700        $ 3,575,400
  Accounts payable                                5,324,500          6,913,600
  Accrued expenses and other payables             4,783,900          4,985,300
  Income taxes payable                              109,800          1,149,500
                                                -----------        -----------
    Total current liabilities                    13,659,900         16,623,800

Notes payable to bank (note 6)                   22,300,000         15,800,000
Long-term debt, excluding
  current installments                            2,326,000          2,847,300
Other long-term liabilities                         101,300            117,700
Deferred income taxes                             1,414,500          1,414,500
                                                -----------        -----------
    Total liabilities                            39,801,700         36,803,300
                                                -----------        -----------

Stockholders' Equity:
  Preferred stock, $.10 par value per
    share. Authorized 400,000 shares;
    none issued                                          --                 --
  Common stock, $.10 par value per share
    Authorized 10,000,000 shares; issued
    and outstanding 2,826,039 shares                282,900            282,700

Additional paid-in capital                        5,919,900          5,906,600
Retained earnings                                24,664,900         24,354,600
                                                -----------        -----------
                                                 30,867,700         30,543,900
Less treasury stock at cost, 222,257
  shares at March 31, 2001 and, 183,285
  shares at December 31, 2000                     1,701,000          1,256,300
                                                -----------        -----------
        Total stockholders' equity               29,166,700         29,287,600
                                                -----------        -----------
                                                $68,968,400        $66,090,900
                                                ===========        ===========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                           2001            2000
                                                        -----------     -----------
Increase (decrease) in cash

Cash flows from operating activities:
   Net income (loss)                                    $   597,700     $    77,700
   Adjustments to reconcile net income loss
     to net cash used in operating activities:
       Depreciation and amortization                        518,600         779,100
       Changes in assets and liabilities
         associated with operations:
         Increase in receivables                         (1,488,300)     (1,024,300)
         Increase in inventories                         (1,148,100)     (3,136,300)
         Decrease (increase) in prepaid expenses           (196,400)         77,200
         Increase (decrease) in accounts payable         (1,589,100)      2,442,800
         Decrease in other payables and accrued
           expenses                                      (1,544,900)     (3,146,100)
                                                        -----------     -----------

           Net cash used in operating activities         (4,850,500)     (3,929,900)
                                                        -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                     (179,800)        (95,400)
  Net decrease (increase) in other
    noncurrent assets                                         6,600        (179,600)
                                                        -----------     -----------

           Net cash used in investing activities           (173,200)       (275,000)
                                                        -----------     -----------

                                   (Continued)


                 See notes to consolidated financial statements.

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                   2001             2000
                                                -----------      -----------

Cash flows from financing activities:
  Net additions under lines of credit
    agreement                                   $ 6,500,000      $ 5,300,000
  Principal payments on long-term debt             (655,000)        (685,600)
  Exercise of stock options                          13,500               --
  Purchase of treasury stock (note 7)              (444,700)              --
                                                -----------      -----------

        Net cash provided by financing
          activities                              5,413,800        4,614,400
                                                -----------      -----------

        Net increase (decrease) in cash             390,100          409,500

Cash at beginning of year                           361,000          550,200
                                                -----------      -----------

Cash at end of period                           $   751,100      $   959,700
                                                ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends will be distributed on April 13, 2001 to shareholders of record at the close of business on March 30, 2001. The cash dividend will be paid on the number of shares outstanding prior to the 10% stock dividend. Shareholders entitled to fractional shares resulting from the 10% stock dividend will receive cash in lieu of such fractional share based on the closing price of the Company's stock on March 30, 2001. Cash dividends to be paid April 13, 2001 will total $287,400.

On March 16, 2000 the Company announced that the Board of Directors declared a cash dividend of $.13 per share as well as a 10% stock dividend. Both dividends were distributed on April 14, 2000. The cash dividends totaled $319,500.



                 See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. As of January 1, 1999, the Company changed its method of computing the overhead rate to be included in inventory costs for interim financial reporting purposes. The Company's inventory overhead rate is now based on the expected amount of overhead to be incurred for the year, rather than the actual amount incurred each quarter. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Inventories - The components of inventories at March 31, 2001 and December 31, 2000 consists of the following:

                                March 31, 2001          December 31, 2000
                                --------------          -----------------
     Finished Products           $19,312,400               $17,358,300
     Raw Materials                 3,038,500                 3,844,500
                                 -----------               -----------
                                 $22,350,900               $21,202,800
                                 ===========               ===========

3. Property, plant and equipment at March 31, 2001 and December 31, 2000 consists of the following:

                                           March 31,         December 31,
                                             2001                2000
                                          -----------        -----------
     Land                                 $ 2,441,400        $ 2,441,400
     Buildings and improvements             4,952,000          4,952,000
     Machinery and equipment               23,992,600         23,938,100
     Office furniture and fixtures          2,617,600          2,599,800
     Automotive equipment                     136,900            136,900
     Construction in progress                 391,600            284,100
                                          -----------        -----------
                                           34,532,100         34,352,300
     Less accumulated depreciation         25,624,500         25,339,500
                                          -----------        -----------
                                          $ 8,907,600        $ 9,012,800
                                          ===========        ===========

                 See notes to consolidated financial statements.

4. On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends are payable on April 13, 2001 to shareholders of record at the close of business on March 30, 2001. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

5. Earnings Per Share ("EPS") - Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock are exercised.

6. On April 4, 2001, the Company's bank amended its fully- secured long-term line of credit agreement. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001. On August 1, 2001 the credit availability will automatically reduce to $24,000,000 (credit availability as of March 31, 2001). The expiration date of the credit agreement was also extended to July 1, 2002. (See note 8.)

7. During the three months ended March 31, 2001, the Company purchased 38,972 shares of its Common Stock at an average sales price of $11.41 per share for a total of $444,700. These purchases were in accordance with the Company's buyback program which was announced on November 2, 2000.

8. Substantially all of the Company's assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company's credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

9. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31:

The Company reported net income of $597,700 or $.21 per share ($.20 per share - assuming dilution) in the first quarter ended March 31, 2001 as compared to $77,700 or $.03 per share for the same period in 2000. The $597,700 of net income for 2001 includes after tax income of $404,300 or $.14 per diluted share, related to the gain on the sale of emission credits and settlement income. (Refer to disclosure below.)

Net sales increased by 26% or $3,077,500 to $14,863,300 for the quarter ended March 31, 2001 from $11,785,800 for the same period in 2000. The increase in sales levels was as a result of increased sales of the Company's herbicide and insecticides, reflecting the successful product launches of Dacthal(R) and Aztec(R).

The gross profit margin for the quarter ended March 31, 2001 declined to 39% from 47% in the same period in 2000. The lower margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased modestly to $5,011,300 for the quarter ended March 31, 2001 as compared to $4,965,100 for the same period in 2000. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $58,400 to $1,638,500 for the quarter ended March 31, 2001 from $1,580,100 for the same period in 2000. This increase was due primarily to increases in variable selling expenses that relate to the sales mix of the Company's products and an increase in payroll and payroll related costs.

o General and administrative expenses remained virtually unchanged with a decrease of $16,600 to $1,417,800 for the quarter ended March 31, 2001 from $1,434,400 for the same period in 2000.

o Research and product development costs and regulatory registration expenses declined by $178,000 to $884,400 for the quarter ended March 31, 2001 as compared to $1,062,400 for the same period in 2000. The decrease was due to a decline in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products as well as a decrease in payroll and payroll related items.

o Freight, delivery, storage and warehousing costs increased $66,400 to $1,025,000 for the three months ended March 31, 2001 as compared to $958,600 for the same period in 2000 due to the increased sales levels.

o Other income/expense - During the first quarter ended March 31, 2000, the Company recognized $70,500 in other income versus other expenses of $45,500 for the same period in 2001.

Interest costs were $469,500 during the three months ended March 31, 2001 as compared to $408,500 for the same period in 2000 due to higher overall debt levels in 2001.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized in the quarter ended March 31, 2001, a net gain before taxes of $465,500 as a result of the sale of a portion of its credits.

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 for the quarter ended March 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $4,850,500 in operating activities for the three months ended March 31, 2001. Net income of $597,700 and non-cash depreciation and amortization of $518,600 provided $1,116,300 of cash for operations. This was more than offset by increases of $1,488,300 in receivables, $1,148,100 in inventories and $196,400 in prepaid expenses and a decrease of $3,134,000 in payables and accrued expenses.

The Company used $173,200 in investing activities during the three months ended March 31, 2001. It invested $179,800 in capital expenditures while other noncurrent assets declined by $6,600.

Financing activities provided $5,413,800 for the first quarter ended March 31, 2001. The Company's net borrowings under its fully-secured revolving line of credit increased by $6,500,000. The Company made payments on its long-term debt of $655,000, purchased 38,792 shares of treasury stock for $444,700 and received $13,500 in payment for the exercise of stock options.

On April 4, 2001, the Company's bank amended its fully-secured long-term line of credit agreement. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001.
On August 1, 2001 the credit availability will automatically reduce to $24,000,000 (credit availability as of March 31, 2001). The expiration date of the credit agreement was also extended to July 1, 2002. (See note 8.)

Management believes current financial resources (working capital and short-term borrowing arrangements) and anticipated funds from operations will be adequate to meet financial needs during the remainder of 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company's indebtedness to its primary lender is evidenced by a fully-secured line of credit with a variable rate of interest, which fluctuates with changes in the lender's referenced rate.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN VANGUARD CORPORATION



Dated: May 11, 2001                       By: /s/ Eric G. Wintemute
                                              ----------------------------------
                                                  Eric G. Wintemute
                                                  President, Chief Executive
                                                  Officer and Director


Dated: May 11, 2001                       By: /s/ J. A. Barry
                                              ----------------------------------
                                                  J. A. Barry
                                                  Senior Vice President,
                                                  Chief Financial Officer,
                                                  Secretary/Treasurer
                                                  and Director