Form 10-Q
period 2001-06-30
AMERICAN VANGUARD CORP
filed 2001-08-13
CIK 5981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                Common Stock, $.10 Par Value -- 2,870,274 shares
                        outstanding as of August 8, 2001.

                          AMERICAN VANGUARD CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page Number
                                                                     -----------

    Item 1.

      Financial Statements.

        Consolidated Statements of Operations
          for the three and six months ended
          June 30, 2001 and 2000                                          1

        Consolidated Balance Sheets
          as of June 30, 2001 and
          December 31, 2000                                               2

        Consolidated Statements of Cash Flows
          for the six months ended
          June 30, 2001 and 2000                                          4

        Notes to Consolidated Financial
          Statements                                                      6

    Item 2.

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      8

    Item 3.

        Quantitative and Qualitative Disclosure
          About Market Risk                                              12

PART II - OTHER INFORMATION                                              13

SIGNATURE PAGE                                                           14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          For the three months                 For the six months
                                             ended June 30                       ended June 30
                                     ------------------------------      ------------------------------
                                         2001              2000              2001              2000
                                     ------------      ------------      ------------      ------------

Net sales                            $ 19,908,900      $ 17,803,800      $ 34,772,200      $ 29,589,600
Cost of sales                          10,661,200         9,017,100        19,723,600        15,300,600
                                     ------------      ------------      ------------      ------------

      Gross profit                      9,247,700         8,786,700        15,048,600        14,289,000

Settlement income                         (88,100)               --          (296,400)               --
Gain on sale of emission credits               --                --          (465,500)
Operating expenses                      7,481,100         7,166,200        12,492,400        12,131,300
                                     ------------      ------------      ------------      ------------

      Operating income                  1,854,700         1,620,500         3,318,100         2,157,700

Interest expense                          492,500           473,200           962,000           881,900
Interest income                            (2,500)           (1,200)           (4,800)           (2,300)
                                     ------------      ------------      ------------      ------------

      Income before income
        tax expense                     1,364,700         1,148,500         2,360,900         1,278,100

Income tax expense                        545,800           459,300           944,300           511,200
                                     ------------      ------------      ------------      ------------

      Net income                     $    818,900      $    689,200      $  1,416,600      $    766,900
                                     ============      ============      ============      ============

Earnings per common share            $        .29      $        .23      $        .49      $        .26
                                     ============      ============      ============      ============

Earnings per common share -
  assuming dilution                  $        .28      $        .23      $        .48      $        .25
                                     ============      ============      ============      ============

Weighted average shares
  outstanding (note 4)                  2,867,753         2,968,390         2,868,834         2,969,546
                                     ============      ============      ============      ============

Weighted average shares
  outstanding - assuming
  dilution (notes 4 & 5)                2,946,099         3,019,484         2,945,267         3,016,740
                                     ============      ============      ============      ============

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                          June 30,       Dec. 31,
ASSETS (NOTE 8)                            2001            2000
                                        -----------     -----------
                                        (Unaudited)       (Note)

Current assets:
 Cash                                   $ 1,332,600     $   361,000

 Receivables:
  Trade                                  15,585,200      21,323,400
  Other                                     165,100       1,526,300
                                        -----------     -----------
                                         15,750,300      22,849,700
                                        -----------     -----------

 Inventories (note 2)                    24,954,800      21,202,800
 Prepaid expenses                           828,300         764,200
 Deferred tax asset                         568,800         568,800
                                        -----------     -----------

               Total current assets      43,434,800      45,746,500

Property, plant and
 equipment, net (note 3)                 10,436,200       9,012,800

Land held for development                   210,800         210,800

Intangible assets                        10,218,900      10,657,100

Other assets                                422,200         463,700
                                        -----------     -----------

                                        $64,722,900     $66,090,900
                                        ===========     ===========

                                   (Continued)

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                June 30,         Dec. 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2001            2000
                                               -----------     -----------
                                               (Unaudited)       (Note)

Current liabilities:
 Current installments of
  long-term debt                               $ 3,384,900     $ 3,575,400
 Accounts payable                                3,018,200       6,913,600
 Accrued expenses and other payables             5,971,800       4,985,300
 Income taxes payable                               84,900       1,149,500
                                               -----------     -----------

              Total current liabilities         12,459,800      16,623,800

Note payable to bank (note 6)                   18,500,000      15,800,000
Long-term debt, excluding
 current installments                            2,226,600       2,847,300
Other long-term liabilities                        118,000         117,700
Deferred income taxes                            1,414,500       1,414,500
                                               -----------     -----------

              Total liabilities                 34,718,900      36,803,300
                                               -----------     -----------

Stockholders' Equity:
 Preferred stock, $.10 par value per
  share; Authorized 400,000 shares;
  none issued                                           --              --

 Common stock, $.10 par value per share,
  authorized 10,000,000 shares; issued
  and outstanding 3,115,856 shares at June
  30, 2001 and 2,827,039 shares at
  December 31, 2000 (note 4)                       311,500         282,700

 Additional paid-in capital (note 4)             9,288,600       5,906,600
 Retained earnings (note 4)                     22,120,500      24,354,600
                                               -----------     -----------
                                                31,720,600      30,543,900

 Less treasury stock at cost, 245,582
  shares at June 30, 2001 and 183,285
  shares at December 31, 2000                    1,716,600       1,256,300
                                               -----------     -----------

              Total stockholders' equity        30,004,000      29,287,600
                                               -----------     -----------

                                               $64,722,900     $66,090,900
                                               ===========     ===========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                 See notes to consolidated financial statements.

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

Increase (decrease) in cash                    2001             2000
                                            -----------      -----------

Cash flows from operating activities:
  Net income                                $ 1,416,600      $   766,900
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation and amortization           1,037,400        1,578,400
      Changes in assets and liabilities
        associated with operations:
          Decrease in receivables             7,099,400        2,554,800
          Increase in inventories            (3,752,000)      (4,385,200)
          Increase in prepaid
               expenses                         (64,100)         (27,600)
          Increase (decrease) in
               accounts payable              (3,895,400)       1,532,600
          Decrease in other payables
            and accrued expenses                (77,800)      (1,605,300)
                                            -----------      -----------

                 Net cash provided by
                   operating activities       1,764,100          414,600
                                            -----------      -----------

Cash flows from investing activities:
  Capital expenditures                       (1,993,400)        (250,900)
  Net decrease in other
    noncurrent assets                            12,300           21,200
                                            -----------      -----------

                 Net cash used in
                   investing activities      (1,981,100)        (229,700)
                                            -----------      -----------


                                   (Continued)

                          AMERICAN VANGUARD CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

Increase (decrease) in cash                                    2001             2000
                                                            -----------      -----------

Cash flows from financing activities:
  Net additions under
    lines of credit agreement                               $ 2,700,000      $ 1,700,000
  Reductions in long-term debt                                 (811,200)      (1,121,800)
  Exercise of Stock Options                                      47,500           31,400
  Payment of cash dividends                                    (287,400)        (319,700)
  Purchase of treasury stock                                   (460,300)         (71,500)
                                                            -----------      -----------

            Net cash provided by
               financing activities                           1,188,600          218,400
                                                            -----------      -----------

            Increase (decrease) in cash                         971,600          403,300

Cash at beginning of year                                       361,000          550,200
                                                            -----------      -----------

Cash as of June 30                                          $ 1,332,600      $   953,500
                                                            ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

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

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Inventories - The components of inventories consist of the following:

                          June 30, 2001     December 31, 2000
                          -------------     -----------------

     Finished products     $21,157,100         $17,358,300
     Raw materials           3,797,700           3,844,500
                           -----------         -----------

                           $24,954,800         $21,202,800
                           ===========         ===========

3. Property, plant and equipment at June 30, 2001 and December 31, 2000 consists of the following:

                                           June 30,          December 31,
                                             2001                2000
                                          -----------        -----------

     Land                                 $ 2,441,400        $ 2,441,400
     Buildings and improvements             4,728,200          4,952,000
     Machinery and equipment               24,298,900         23,938,100
     Office furniture and fixtures          2,654,700          2,599,800
     Automotive equipment                     136,900            136,900
     Construction in progress               2,085,600            284,100
                                          -----------        -----------
                                           36,345,700         34,352,300
     Less accumulated depreciation         25,909,500         25,339,500
                                          -----------        -----------

                                          $10,436,200        $ 9,012,800
                                          ===========        ===========

                 AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4. On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends were distributed on April 13, 2001 to stockholders of record at the close of business on March 30, 2001. The cash dividend was paid on the number of shares outstanding prior to the stock dividend. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional shares based on $11.89 per share, the closing price of the Company's stock on March 30, 2001. The Company distributed 282,867 shares of Common Stock in connection with the Common Stock dividend. As a result Common Stock was increased by $28,300, additional paid-in capital was increased by $3,335,000, and retained earnings was decreased by $3,363,300. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

5. Earnings Per Share ("EPS")- Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company's common stock, are exercised.

6. On April 4, 2001, the Company's bank amended its fully-secured long-term line of credit agreement. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001. On August 1, 2001 the credit availability was automatically reduced back to $24,000,000. The expiration date of the credit agreement was also extended to July 1, 2002. (See note 8.)

7. During the six months ended June 30, 2001, the Company purchased 40,072 shares of its Common Stock at an average sales price of $11.49 per share for a total of $460,300. These purchases were in accordance with the Company's buyback program which was announced on November 2, 2000.

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

9. Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2001, presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward- looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company's reports and filings filed with the U.S. Securities and Exchange Commission.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30:

The Company reported net income of $818,900 or $.28 per share (assuming dilution) in the second quarter ended June 30, 2001 as compared to $689,200 or $.23 per share for the same period in 2000. The $818,900 of net income for 2001 includes after tax income of $52,900 or $.02 per diluted share, related to settlement income.
(Refer to disclosure below.)

Net sales increased by 12% or $2,105,100 to $19,908,900 for the quarter ended June 30, 2001 from $17,803,800 for the same period in 2000. The increase in sales levels was a result of increased sales of the Company's herbicide and fungicide product lines.

The gross profit margin for the quarter ended June 30, 2001 declined to 46% from 49% for the same period in 2000. The lower margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased to $7,481,100 for the quarter ended June 30, 2001 as compared to $7,166,200 for the same period in 2000. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $588,300 to $3,822,000 for the quarter ended June 30, 2001 from $3,233,700 for the same period in 2000. This increase was due primarily to increases in variable selling expenses that relate to the sales mix of the Company's products and increases in payroll and payroll related costs.

o General and administrative expenses remained virtually unchanged with a modest decrease of $25,300 to $1,363,600 for the quarter ended June 30, 2001 from $1,388,900 for the same period in 2000.

o Research and product development costs and regulatory registration expenses declined by $284,900 to $983,300 for the quarter ended June 30, 2001 as compared to $1,268,200 for the same period in 2000. The decrease was due primarily to a decline in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products as well as a decline in payroll and payroll related items.

o Freight, delivery, storage and warehousing costs increased $36,800 to $1,312,200 for the quarter ended June 30, 2001 as compared to $1,275,400 for the same period in 2000 due to the increased sales levels.

Interest costs were $492,500 during the quarter ended June 30, 2001 as compared to $473,200 for same period in 2000. The Company's average overall debt for the quarter ended June 30, 2001 was $27,869,000 as compared to $24,249,000 for the same period in 2000. The higher debt levels accounted for the higher interest costs.

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

Because of elements inherent to the Company's business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional/early order programs, measuring the Company's performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Because of the Company's cost structure, the combination of variable revenue streams, and changing product mixes, results in varying quarterly levels of profitability.

SIX MONTHS ENDED JUNE 30:

The Company reported net income of $1,416,600 or $.48 per share (assuming dilution) for the six months ended June 30, 2001 as compared to $766,900 or $.25 per share for the same period in 2000. The $1,416,600 of net income for 2001 includes after tax income of $457,200 or $.16 per diluted share, related to the gain on the sale of emission credits and settlement income. (Refer to disclosure below.)

Net sales increased by 18% or $5,182,600 to $34,772,200 for the six months ended June 30, 2001 from $29,589,600 for the same period in 2000. The increase in sales levels was a result of increased sales of the Company's herbicide and fungicide product lines.

The gross profit margin for the quarter ended June 30, 2001 declined to 43% from 48% for the same period in 2000. The lower margin was due to the changes in the sales mix of the Company's products.

Operating expenses, which are net of other income, increased to $12,492,400 for the six months ended June 30, 2001 as compared to $12,131,300 for the same period in 2000. The differences in operating expenses by specific departmental costs are as follows:

o Selling expenses increased by $646,700 to $5,460,500 for the six months ended June 30, 2001 from $4,813,800 for the same period in 2000. This increase was due primarily to increases in variable selling expenses that relate to the sales mix of the Company's products and increases in payroll and payroll related costs.

o General and administrative expenses reflected a modest increase of $74,200 to $2,827,000 for the six months ended June 30, 2001 from $2,752,800 for the same period in 2000. Higher outside professional fees, payroll and payroll related costs accounted for the increase.

o Research and product development costs and regulatory registration expenses declined by $460,400 to $1,867,700 for the six months ended June 30, 2001 as compared to $2,328,100 for the same period in 2000. The decrease was due to a decline in costs incurred to generate scientific data related to the registration and possible new uses of the Company's products as well as a decline in payroll and payroll related items.

o Freight, delivery, storage and warehousing costs increased $100,600 to $2,337,200 for the six months ended June 30, 2001 as compared to $2,236,600 for the same period in 2000 due to the increased sales levels.

Interest costs were $962,000 during the six months ended June 30, 2001 as compared to $881,900 for same period in 2000. The Company's average overall debt for the six months ended June 30, 2001 was $26,709,000 as compared to $22,379,000 for the first six months of 2000. The higher debt levels accounted for the higher interest costs.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized in the six months ended June 30, 2001, a net gain before taxes of $465,500 as a result of the sale of a portion of its credits.

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 for the six months ended June 30, 2001. The Company also settled a dispute over data compensation which resulted in a net gain before taxes of $88,100 for the three and six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1,764,100 of cash during the six months ended June 30, 2001. Net income of $1,416,600, noncash depreciation and amortization of $1,037,400 and a decline in receivables of $7,099,400 provided $9,553,400 of cash for operations. Increases in inventories and prepaid expenses of $3,752,000 and $64,100, respectively, along with a decline of trade accounts payable, accrued expenses and other payables of $3,973,200, used $7,789,300 of cash for operating activities.

The Company used $1,981,100 in investing activities during the six months ended June 30, 2001. It invested $1,993,400 in capital expenditures while other noncurrent assets declined by $12,300.

Financing activities provided $1,188,600 for the first six months of 2001. The Company's net borrowings under its fully-secured revolving line of credit increased by $2,700,000. The Company made payments on its long-term debt of $811,200, purchased 40,072 shares of treasury stock for $460,300, paid $287,400 in cash dividends and received $47,500 in payment for the exercise of stock options.

On May 24, 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company ("DuPont"). The facility, termed the "C-Unit" is one of three such units located on DuPont's five hundred and ten acre complex in Axis, Alabama and the C-Unit acquisition consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. The C-Unit is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress(R), a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of the C-Unit significantly increased the Company's capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, the C-Unit will allow the Company to produce compounds that could not be manufactured at the Company's Los Angeles (Commerce, California) facility and will further complement the Company's toll manufacturing capabilities. The Company will begin the commissioning phase of the C-Unit during the third quarter of 2001 and it is anticipated that this phase will be completed sometime during the first six months of 2002. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company's industry, may be interested in utilizing the Company's toll manufacturing capabilities in the C-Unit.

In April 2001, the Company's bank amended its fully-secured long-term line of credit agreement. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001.
On August 1, 2001 the credit limit was automatically amended to $24,000,000. The expiration date of the credit agreement was also extended to July 1, 2002. The Company is presently in discussions with its bank to restructure its current debt which will include the expansion of its credit availability.

Management continues to believe, to finance its planned manufacturing capacity (the C-Unit), to continue to improve its working capital position, and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill and other intangible assets is $10,218,900. Amortization expense during the six-month period ended June 30, 2001 was $438,200. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes from the disclosures in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2000.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of
Part II except as disclosed below.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 22, 2001 and there were two matters voted on at the meeting.

1. Elections of directors: The seven nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

                              Votes         Votes Cast Against
   Director                 Cast For            or Withheld
   --------                 --------        ------------------

Herbert A. Kraft            2,701,906             11,327

Glenn A. Wintemute          2,701,906             11,327

Eric G. Wintemute           2,701,906             11,327

James A. Barry              2,701,906             11,327

John B. Miles               2,701,906             11,327

Jay R. Harris               2,701,906             11,327

Carl R. Soderlind           2,701,906             11,327

2. A proposal by management relating to approval of the American Vanguard Corporation Employee Stock Purchase Plan was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 2,667,951 votes were cast in favor of this proposal, a total of 35,553 votes were cast against it and 9,729 votes were counted as abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

        Date of the Report:  June 5, 2001

        Description: On June 5, 2001, American Vanguard Corporation issued a press release announcing that Amvac Chemical
        Corporation, a wholly-owned subsidiary of American Vanguard Corporation, completed the acquisition of a manufacturing facility from E. I. DuPont de Nemours and Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMERICAN VANGUARD CORPORATION



Dated:  August 10, 2001                            By: /s/ Eric G. Wintemute
                                                       -------------------------
                                                           Eric G. Wintemute
                                                           President, Chief
                                                           Executive Officer
                                                           and Director



Dated:  August 10, 2001                            By: /s/ J. A. Barry
                                                       -------------------------
                                                           J. A. Barry
                                                           Senior Vice
                                                           President, Chief
                                                           Financial Officer,
                                                           Secretary/Treasurer
                                                           and Director