Form 10-Q
period 2001-09-30
AMERICAN VANGUARD CORP
filed 2001-11-13
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-6354

AMERICAN VANGUARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660

(Address of principal executive offices)	(Zip Code)

(949) 260-1200

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value — 2,864,524 shares as of November 7, 2001.

AMERICAN VANGUARD CORPORATION

INDEX

Page Number

PART I — FINANCIAL INFORMATION
Item 1.
Financial Statements

Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	1
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	2
Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	4
Notes to Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
PART II — OTHER INFORMATION	16
SIGNATURE PAGE	17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(Unaudited)

	For the three months		For the nine months
	ended September 30		ended September 30

	2001	2000	2001	2000

Net sales	$24,655,500	$21,421,800	$59,427,700	$51,011,400
Cost of sales	13,239,700	12,552,100	32,963,300	27,852,700

Gross profit	11,415,800	8,869,700	26,464,400	23,158,700
Settlement income	—	—	(296,400)	—
Gain on sale of emission credits	—	—	(465,500)	—
Operating expenses	8,649,400	6,790,400	21,141,800	18,921,700

Operating income	2,766,400	2,079,300	6,084,500	4,237,000
Interest expense	300,800	390,400	1,262,800	1,272,300
Interest income	(8,600)	(6,300)	(13,400)	(8,600)

Income before income tax expense	2,474,200	1,695,200	4,835,100	2,973,300
Income tax expense	989,700	678,100	1,934,000	1,189,300

Net income	$1,484,500	$1,017,100	$2,901,100	$1,784,000

Earnings per common share	$.52	$.34	$1.01	$.60

Earnings per common share — assuming dilution	$.51	$.34	$.99	$.60

Weighted average shares outstanding (note 4)	2,871,453	2,962,233	2,869,716	2,967,091

Weighted average shares outstanding — assuming dilution (notes 4 & 5)	2,938,523	2,981,467	2,932,820	2,986,508

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	Dec. 31,
	2001	2000

	(Unaudited)	(Note)
Assets (note 8)
Current assets:
Cash	$684,800	$361,000
Receivables:
Trade	13,510,700	21,323,400
Other	171,400	1,526,300

	13,682,100	22,849,700

Inventories (note 2)	25,585,200	21,202,800
Prepaid expenses	1,299,500	764,200
Deferred tax asset	568,800	568,800

Total current assets	41,820,400	45,746,500
Property, plant and equipment, net (note 3)	10,402,000	9,012,800
Land held for development	210,800	210,800
Intangible assets	10,024,900	10,657,100
Other assets	405,500	463,700

	$62,863,600	$66,090,900

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	Dec. 31,
	2001	2000

	(Unaudited)	(Note)
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$3,140,500	$3,575,400
Accounts payable	7,118,700	6,913,600
Accrued expenses and other payables	8,139,100	4,985,300
Income taxes payable	—	1,149,500

Total current liabilities	18,398,300	16,623,800
Note payable to bank (note 6)	10,000,000	15,800,000
Long-term debt, excluding current installments	1,738,600	2,847,300
Other long-term liabilities	98,600	117,700
Deferred income taxes	1,414,500	1,414,500

Total liabilities	31,650,000	36,803,300

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued and outstanding 3,119,006 shares at September 30, 2001 and 2,827,039 shares at December 31, 2000 (note 4)	311,900	282,700
Additional paid-in capital (note 4)	9,310,900	5,906,600
Retained earnings (note 4)	23,433,400	24,354,600

	33,056,200	30,543,900
Less treasury stock at cost 254,482 shares at September 30, 2001 and 183,285 shares at December 31, 2000	1,842,600	1,256,300

Total stockholders’ equity	31,213,600	29,287,600

	$62,863,600	$66,090,900

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	2001	2000

Increase (decrease) in cash

Cash flows from operating activities:
Net income	$2,901,100	$1,784,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,532,600	2,400,100
Changes in assets and liabilities associated with operations:
Decrease (increase) in receivables	9,167,600	(2,719,600)
Increase in inventories	(4,382,400)	(4,420,000)
Increase in prepaid expenses	(535,300)	(84,800)
Increase in accounts payable	205,100	4,577,400
Increase in other payables and accrued expenses	1,813,300	(785,300)

Net cash provided by operating activities	10,702,000	751,800

Cash flows from investing activities:
Capital expenditures	(2,245,800)	(477,000)
Net decrease (increase) in other noncurrent assets	14,400	(28,900)

Net cash used in investing activities	(2,231,400)	(505,900)

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

For The Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	2001	2000

Increase in cash
Cash flows from financing activities:
Net additions (repayments) under line of credit agreement	$(5,800,000)	$1,800,000
Reductions in long-term debt	(1,543,600)	(1,408,200)
Exercise of stock options	70,200	31,400
Purchase of treasury stock	(586,300)	(71,500)
Payment of cash dividends	(287,100)	(319,700)

Net cash provided by (used in) financing activities	(8,146,800)	32,000

Net increase in cash	323,800	277,900
Cash at beginning of year	361,000	550,200

Cash as of September 30	$684,800	$828,100

Supplemental schedule of non-cash investing and financial activities:

On September 18, 2001, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was paid October 19, 2001 to stockholders of record as of the close of business on October 5, 2001. The Company recorded a liability and a reduction of retained earnings for $171,900 as of September 30, 2001.

On September 12, 2000, the Company announced that the Board of Directors declared a cash dividend of $.05 per share ($.045 per share after giving effect for a 10% stock dividend distributed on April 13, 2001). The dividend was paid October 20, 2000 to stockholders of record as of the close of business on October 6, 2000. The Company recorded a liability and reduction of retained earnings of $134,600 as of September 30, 2000.

During the nine months ended September 30, 2000, the Company completed the acquisition of two established product lines from two large chemical manufacturers. In connection with these acquisitions, the Company recorded intangible assets in the amount of $1,450,000 in consideration of its debt obligation in the same amount.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.	Inventories — The components of inventories consist of the following:

	Sept. 30, 2001	December 31, 2000

Finished products	$20,272,700	$17,358,300
Raw materials	5,312,500	3,844,500

	$25,585,200	$21,202,800

3.	Property, plant and equipment at September 30, 2001 and December 31, 2000, consists of the following:

	Sept. 30,	December 31,
	2001	2000

Land	$2,441,400	$2,441,400
Buildings and improvements	4,714,300	4,952,000
Machinery and equipment	24,240,600	23,938,100
Office furniture and fixtures	2,586,800	2,599,800
Automotive equipment	182,800	136,900
Construction in progress	2,208,100	284,100

	36,374,000	34,352,300
Less accumulated depreciation	25,972,000	25,339,500

	$10,402,000	$9,012,800

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4.	On September 18, 2001, the Company announced that the Board of Directors declared a cash dividend of $.06 per share. The dividend was paid on October 19, 2001 to stockholders of record at the close of business on October 5, 2001.

On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends were distributed on April 13, 2001 to stockholders of record at the close of business on March 30, 2001. The cash dividend was paid on the number of shares outstanding prior to the stock dividend. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional shares based on $11.89 per share, the closing price of the Company’s stock on March 30, 2001. The Company distributed 282,867 shares of Common Stock in connection with the Common Stock dividend. As a result Common Stock was increased by $28,300, additional paid-in capital was increased by $3,335,000, and retained earnings was decreased by $3,363,300. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

5.	Earnings Per Share (“EPS”)- Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

6.	On April 4, 2001, the Company’s bank amended its fully-secured long-term line of credit agreement. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001. On August 1, 2001 the credit availability was automatically reduced back to $24,000,000. (See note 8.)

7.	During the nine months ended September 30, 2001, the Company purchased 48,972 shares of its Common Stock at an average sales price of $11.97 per share for a total of $586,300. These purchases were in accordance with the Company’s buyback program which was announced on November 2, 2000.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

9.	Reclassification — Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2001 presentation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission.

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact results of operations, impair the ability to raise capital or otherwise adversely affect the ability to grow the business.

RESULTS OF OPERATIONS

Quarter Ended September 30:

The Company reported net income of $1,484,500 or $.51 per share (assuming dilution) in the third quarter ended September 30, 2001 as compared to $1,017,100 or $.34 per share for the same period in 2000.

Net sales increased by 15% or $3,233,700 to $24,655,500 for the quarter ended September 30, 2001 from $21,421,800 for the same period in 2000. The increase in sales was a result of increased sales of the Company’s insecticides, herbicides and fungicides product lines which served to more than offset a decline in the Company’s soil fumigants product line.

The gross profit margin for the quarter ended September 30, 2001 increased to 46.3% from 41.4% for the same period in 2000, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased to $8,649,400 for the quarter ended September 30, 2001 as compared to $6,790,400 for the same period in 2000. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $659,400 to $3,080,900 for the quarter ended September 30, 2001 from $2,421,500 for the same period in 2000. This increase was due to increases in variable selling expenses that relate to increased sales levels as well as sales mix of the Company’s products, advertising and promotion and increases in payroll and payroll related costs.

•	General and administrative expenses increased by $709,100 to $2,201,400 for the quarter ended September 30, 2001 as compared to $1,492,300 for the same period in 2000. Higher outside professional fees, payroll and payroll related costs (primarily incentive related costs which were recognized in large part in the fourth quarter of the prior year compared to the third quarter of the current year) accounted for the increase.

•	Research and product development costs and regulatory registration expenses increase by $273,300 to $1,502,300 for the quarter ended September 30, 2001 as compared to $1,229,000 for the same period in 2000. The increase was due primarily to an increase in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing costs increased $217,200 to $1,864,800 for the quarter ended September 30, 2001 as compared to $1,647,600 for the same period in 2000 due to the increased sales levels.

Interest costs were $300,800 during the quarter ended September 30, 2001 as compared to $390,400 for same period in 2000. The Company’s average overall debt for the quarter ended September 30, 2001 was $19,800,700 as compared to $19,861,500 for the same period in 2000. Lower effective interest rates resulted in the $89,600 decline in interest costs.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products.

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional/early order programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Because of the Company’s cost structure, the combination of variable revenue streams, and changing product mixes, results in varying quarterly levels of profitability.

Nine Months Ended September 30:

The Company reported net income of $2,901,100 or $.99 per share (assuming dilution) for the nine months ended September 30, 2001 as compared to $1,784,000 or $.60 per share for the same period in 2000. The $2,901,100 of net income for 2001 includes after tax income of $457,100 or $.16 per diluted share, related to the gain on the sale of emission credits and settlement income. (Refer to disclosure below.)

Net sales increased by 17% or $8,416,300 to $59,427,700 for the nine months ended September 30, 2001 from $51,011,400 for the same period in 2000. The increase in sales was a result of increased sales of the Company’s insecticides, herbicides and fungicides product lines which served to more than offset a decline in the Company’s soil fumigants product line.

The gross profit margin for the nine months ended September 30, 2001 remained virtually unchanged at 44.5% as compared to 45.4% for the same period in 2000.

Operating expenses, which are net of other income, increased to $21,141,800 for the nine months ended September 30, 2001 as compared to $18,921,700 for the same period in 2000. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,306,300 to $8,541,400 for the nine months ended September 30, 2001 from $7,235,100 for the same period in 2000. This increase was due to increases in variable selling expenses that relate to increased sales levels as well as sales mix of the Company’s products, advertising and promotion and increases in payroll and payroll related costs.

•	General and administrative expenses increased by $792,000 to $5,028,300 for the nine months ended September 30, 2001 as compared to $4,236,300 for the same period in 2000. Higher outside professional fees, payroll and payroll related costs (primarily incentive related costs which were recognized in large part in the fourth quarter of the prior year compared to the third quarter of the current year) and an increase in the amortization of intangible assets in the connection with the acquisition of a herbicide product line which was acquired in May 2000 accounted for the increase.

•	Research and product development costs and regulatory registration expenses declined by $195,900 to $3,370,000 for the nine months ended September 30, 2001 as compared to $3,565,900 for the same period in 2000. The decrease was due to a decline in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing costs increased $317,700 to $4,202,100 for the nine months ended September 30, 2001 as compared to $3,884,400 for the same period in 2000 due to the increased sales levels.

Interest costs were $1,262,800 during the nine months ended September 30, 2001 as compared to $1,272,300 for same period in 2000. The Company’s average overall debt for the nine months ended September 30, 2001 was $24,283,000 as compared to $21,383,000 for the first nine months of 2000. Lower effective interest rates served to more than offset the higher average debt levels and result in a modest decline of $9,500 in interest costs.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized in the nine months ended September 30, 2001, a net gain before taxes of $465,500 as a result of the sale of a portion of its credits.

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 for the nine months ended September 30, 2001. The Company also settled a dispute over data compensation which resulted in a net gain before taxes of $88,100 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $10,702,000 of cash during the nine months ended September 30, 2001. Net income of $2,901,100, noncash depreciation and amortization of $1,532,600, a decline in receivables of $9,167,600, along with an increase of trade accounts payable, accrued expenses and other payables of $2,018,400, provided $15,619,700 of cash for operations. Increases in inventories and prepaid expenses of $4,382,400 and $535,300, respectively, used $4,917,700 of cash for operating activities.

The Company used $2,231,400 in investing activities during the nine months ended September 30, 2001. It invested $2,245,800 in capital expenditures while other noncurrent assets declined by $14,400.

The Company used $8,146,800 in financing activities during the first nine months of 2001. The Company’s net borrowings under its fully-secured revolving line of credit declined by $5,800,000. The Company made payments on its long-term debt of $1,543,600, purchased 48,972 shares of treasury stock for $586,300, paid $287,100 in cash dividends and received $70,200 in payment for the exercise of stock options.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”). The facility, termed the “C-Unit” is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama. The C-Unit acquisition consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. The C-Unit is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of the C-Unit significantly increased the Company’s capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, the C-Unit will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities. The Company began the commissioning phase of the C-Unit during the third quarter of 2001 and it is anticipated that this phase will be completed sometime during the first six months of 2002. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities in the C-Unit.

In April 2001, the Company’s bank amended its fully-secured long-term line of credit agreement. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001. On August 1, 2001 the credit limit was automatically amended to $24,000,000. The Company is presently in discussions with its bank to restructure its current debt which will include the expansion of its credit availability.

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

The Company’s previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill and other intangible assets is $10,024,900. Amortization expense during the nine-month period ended September 30, 2001 was $632,200. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes from the disclosures in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2000.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 6. Exhibits and Reports on Form 8-K

(b)	The Company did not file any reports on Form 8-K during the three months ended September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 7, 2001	By:	/s/ Eric G. Wintemute

Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 7, 2001	By:	/s/ J. A. Barry

J. A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director