Form 10-K405
period 2001-12-31
AMERICAN VANGUARD CORP
filed 2002-04-01
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-6354

AMERICAN VANGUARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2588080
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

4695 MacArthur Court, Newport Beach, California	92660

(Address of principal executive offices)	(Zip Code)

(949) 260-1200
(Registrant’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class:
Common Stock, $.10 par value

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of $.10 par value Common Stock outstanding as of March 22, 2002, was 3,820,691. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 22, 2002, was $36,929,000. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K
December 31, 2001

PART I

     Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, of this Annual Report.)

ITEM 1. BUSINESS

     American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd. (“Chemical UK”), and Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”) (Refer to Export Operations), and Environmental Mediation, Inc.

AMVAC

     AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals which include insecticides, fungicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. AMVAC’s business is continually undergoing an evolutionary change. Years ago AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others.

     In August 2001, AMVAC acquired the Phosdrin® international insecticide business from BASF Agro B.V. The purchase included all active registrations, access to the underlying data for the registrations and trademarks in 55 countries. AMVAC has manufactured and formulated Phosdrin® for the international market at its Los Angeles facility since 1985. Additionally, AMVAC has been the primary data generator and data holder for the product since 1989.

     In May 2000, AMVAC acquired the worldwide Dacthal®(“DCPA”) herbicide business from GB Biosciences Corporation. The purchase included the worldwide rights, including U.S. Environmental Protection Agency (“EPA”) registration rights and similar regulatory entities in other countries, manufacturing and process technology, trademarks and all product related intellectual property. Dacthal has been sold for weed control in crops such as onions, garlic, cauliflower, cotton and strawberries for approximately thirty years.

     In February 2000, AMVAC acquired the Fortress®soil insecticide business from DuPont. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included certain rights and obligations to a closed (“SmartBox”) delivery system as well as DuPont’s existing finished and semi-finished inventory including the closed delivery system containers. Fortress insecticide provides control of the corn rootworm, a devastating pest in corn.

     AMVAC has attempted to position itself in smaller niche markets being divested by larger chemical companies. In addition to the product line acquisitions disclosed above, in November 1998, AMVAC acquired the U.S. Dibrom® insecticide business from Valent USA Corporation (“Valent”), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all EPA registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC had manufactured and formulated Dibrom® prior to its acquisition, dating back to 1981, for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom® prior to Valent. AMVAC has owned the international rights to the Dibrom® product line since 1991. In 1997 AMVAC purchased the rights, title and interest to Vapam® (Metam Sodium), a soil fumigant, from Zeneca, Inc. The purchase included inventories of Vapam®, EPA registration rights issued under FIFRA and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. In 1993 AMVAC purchased from E.I. du Pont de Nemours & Company (“Du Pont”)the rights, title and interest (including Du Pont’s EPA registration rights) in Bidrin®, an insecticide for cotton crops, and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid (“NAA”) plant growth regulator product line including Rhone-Poulenc’s EPA registration rights.

     The chemical industry in general is cyclical in nature. The demand for AMVAC’s products tends to be slightly seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

     The Company does not believe that backlog is a significant factor in its business. The Company primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

     ConAgra, Inc. accounted for 23% of the Company’s sales in 2001. ConAgra, Inc., Tenkoz and Helena Chemical accounted for 24%, 13% and 11%, respectively, of the Company’s sales in 2000. ConAgra, Inc., Helena Chemical, and Tenkoz accounted for 29%, 12% and 11%, respectively, of the Company’s sales in 1999. ConAgra and Helena Chemical are distributors of the Company’s products. Tenkoz is a buying cooperative of various companies/producers.

     COMPETITION

     AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality of its products and the technical service and support given to its customers. The inability of AMVAC to effectively compete in several of AMVAC’s principal products would have a material adverse effect on AMVAC’s results of operations.

     Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. As previously mentioned, the Company has attempted to position AMVAC in smaller niche markets which are abandoned by larger companies. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC’s successful acquisitions of Dacthal®, Fortress®, Dibrom®, Vapam®, Bidrin® and NAA.

     AMVAC’s proprietary product formulations are protected,to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. AMVAC’s products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC’s products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has, and is currently furnishing, certain required data relative to specific products.

     Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations.

     This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,433,300, $2,555,200 and $2,241,100 during 2001, 2000 and 1999 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,200,000 in 2002. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

     ENVIRONMENTAL

     During 2001, AMVAC continued activities to address environmental issues associated with its facility (“the Facility”) in Commerce, California.

     In March 1997, the California Environmental Protection Agency Department of Toxic Substances Control (“DTSC”) accepted the Facility into its Expedited Remedial Action Program (“ERAP”). Under this program, the Facility must prepare and implement an environmental investigation plan. Depending on the findings of the investigation, the Facility may also be required to develop and implement remedial measures to address any historical environmental impairment. The environmental investigation and any remediation activities related to ten underground storage tanks at the Facility, which had been closed in 1995, will also be addressed by AMVAC under ERAP. Soil characterization activities, originally expected to commence in 1999, will most likely commence in the second or third quarter of 2002. These activities were not implemented in 2001 or the previous two years, due to revisions in the site investigation plan, which have yet to be approved by the DTSC. Investigation and potential remediation activities are planned to be implemented in a phased approach over the next two to three years commencing upon approval by the DTSC. These investigation and potential remediation activities are required at all facilities which currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

     The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, California and Axis, Alabama facilities. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The United States EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on the Company’s operations.

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

     EMPLOYEES

     As of March 22, 2002, the Company employed approximately 205 persons. This figure includes approximately 15 temporary (equivalent full-time) individuals hired as contract personnel. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

     The Company believes it maintains positive relations with its employees.

     EXPORT OPERATIONS

     The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

     The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey,

England, a city southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2001, 2000 and 1999.

     The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2001	2000	1999

Export Sales	$5,424,900	$6,210,200	$5,399,400

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

ITEM 2. PROPERTIES

     The Company’s corporate headquarters are located in Newport Beach, California. This facility is leased. See PART IV, Item 14, note 11 of this report for further information.

     AMVAC owns in fee approximately 152,000 square feet of improved land in Commerce, California (“Commerce”) on which its west-coast manufacturing and some of its warehouse facilities and offices are located.

     DAVIE owns in fee approximately 72,000 square feet of warehouse, office and laboratory space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC.

     In May, 2001, AMVAC completed the acquisition of a manufacturing facility from E. I. DuPont de Nemours and Company (“DuPont”). The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long-term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed primarily to manufacture pyrethroids and organophosphates. The acquisition significantly increased AMVAC’s capacity while also providing flexibility and geographic diversity. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report.)

     AMVAC’s Commerce manufacturing facility is divided into five cost centers; Vapam® (Metam Sodium), PCNB, granular products, small packaging, and the production and formulation of all other products. All production areas are designed to run on a continuous twenty-four hour per day basis.

     AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC’s foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender. For further information, refer to note 3 of the Notes to the Consolidated Financial Statements in PART IV, Item 14 of this Annual Report.

     AMVAC purchased unimproved land in Texas for possible future expansion.

     GemChem’s, Chemical UK’s and Quimica AMVAC’s facilities consist of administration and sales offices which are leased.

     The Company believes its properties to be suitable and adequate for its current purposes.

ITEM 3. LEGAL PROCEEDINGS

DBCP LAWSUITS

A.	Hawaii Matters

     AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with Dibromochloropropane (“DBCP”) in excess of the maximum contaminant level. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC’s (and the Company’s) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical.

     In October 1997, AMVAC was served with a Complaint in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al (“Patrickson Case”). alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries— Guatemala, Costa Rica, Panama, and Equador. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. For the last four years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens (discretionary doctrine, a court which has jurisdiction of a case, may decline to exercise it where there is no substantive reason for the case to be brought there, or where presentation of the case in that court will create a hardship on the defendants). Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001. The United States Supreme Court has not yet decided if it will grant a hearing. On December 7, 2001, it asked the Solicitor General for its brief on the jurisdictional issues. The Plaintiffs’ attorneys reported that the ten Plaintiffs filed suit in their home countries by December 9, 1998. The suit in Guatemala was served on AMVAC in March 2001, however no defendant has been required to answer. Suits in the other countries have not been served. No discovery has taken place on the individual claims of the Plaintiffs. However, AMVAC product did not reach two of the four countries involved. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Likewise, it is too early to determine whether the Plaintiffs’ attorneys will attempt to include other banana workers as Plaintiffs in this case or somewhere else. Without such discovery, it is unknown whether any of the Plaintiffs was exposed to AMVAC’s product or what statute of limitation defense may apply. The Company intends to continue to vigorously contest the cases.

B.	Mississippi Matters

     In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., Inc., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-

Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’(who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Throughout 1999 the case was pending on appeal. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

C.	Louisiana Matters

     In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al.. and Eduardo Soriano, et. al.. v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. The cases remain in a holding pattern, pending resolution of various jurisdictional issues in the other banana workers’ suits. The early focus of these cases will be on procedural issues. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in Delgado/Carcamo below. In January 2002, the court requested clarification from the parties of the number of claims that have not been settle. This process is currently pending. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

D.	Texas Matters

     These matters involve an earlier round of litigation by foreign banana workers. The complaints filed in the United States Court of Appeals, Fifth Circuit entitled Franklin Rodriquez Delgado, et al., Jorge Colindres Carcamo, individually and on behalf of all other similarly situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the Plaintiffs but was sued on a third party complaint by Dow Chemical Company. These cases were originally filed in various state courts in Texas and removed by the defendants to federal court. By order dated July 11, 1995, the United States District Court granted defendants’ motion to dismiss pursuant to the doctrine of forum non conveniens, requiring the Plaintiffs to sue in their native countries. The court required the defendants to consent to jurisdiction in the foreign countries along with other conditions. As AMVAC had not been sued by the Plaintiffs directly, it refused to consent to jurisdiction in the foreign countries for these Plaintiffs. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company settled with these Plaintiffs as well as with about fifteen thousand other banana workers represented by the Plaintiffs’ law firm. Dow Chemical Company was then dismissed by the Plaintiffs with prejudice in September 1997. Two intervenors have filed a motion in opposition to this dismissal. The Plaintiffs appealed to the Fifth Circuit on the order of dismissal under forum non conveniens. In October 2000, the Fifth Circuit found federal court jurisdiction and affirmed the dismissals based on forum non conveniens. The United States Supreme Court refused to accept a hearing at that time. The Plaintiffs want the court to hear this case if it decides to hear the Patrickson Case. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the jurisdiction in the foreign countries.

OTHER MATTERS

     The Company is involved in other legal proceedings arising in the ordinary course of its business. The results of litigation cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s $0.10 par value common stock (“Common Stock”) is listed on the American Stock Exchange under the ticker symbol AVD (since January 1998). The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

     The following table sets forth the range of high and low sales prices as reported for the Company’s Common Stock for the calendar quarters indicated.

	HIGH	LOW	CLOSE

Calendar 2001
First Quarter	$11.81	$9.89	$11.80
Second Quarter	14.65	11.70	14.60
Third Quarter	16.23	13.90	14.55
Fourth Quarter	18.20	14.70	17.80
Calendar 2000
First Quarter	$8.07	$4.65	$7.16
Second Quarter	8.84	6.59	7.39
Third Quarter	7.84	6.70	7.05
Fourth Quarter	12.05	6.82	11.42

     As of March 22, 2002, the number of shareholders of the Company’s Common Stock was approximately 850 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

     On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share ($.105 as adjusted for 4 for 3 stock split) as well as a 4 for 3 stock split. Both dividends will be distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend will be paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2002.

     The Company distributed a cash dividend of $.045 per share on October 19, 2001 to stockholders of record as of the close of business on October 5, 2001.

     The Company distributed a cash dividend of $.075 per share as well as a 10% stock dividend on April 13,2001 to stockholders of record at the close of business on March 30, 2001. The cash dividend was paid on the number of shares outstanding prior to the 10% stock dividend. Stockholders entitled to fractional shares resulting from the 10% stock dividend received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 30, 2001. The Company distributed 377,156 shares of common stock in connection with the common stock dividend.

     The Company distributed a cash dividend of $.034 per share on October 20, 2000 to stockholders of record as of the close of business on October 6, 2000.

     The Company distributed a cash dividend of $.081 per share as well as a 10% stock dividend on April 14, 2000 to stockholders of record at the close of business on March 31, 2000. The cash dividend was paid on the number of shares outstanding prior to the stock dividend. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional share based the closing price of the Company’s stock on March 31, 2000. The Company distributed 342,476 shares of common stock in connection with the common stock dividend.

     The Company distributed a cash dividend of $.037 per share on April 19, 1999 to shareholders of record at the close of business on April 8, 1999.

     The Company has issued a cash dividend in each of the last six years (1996, 1997, 1998, 1999, 2000 and 2001) as well as declaring on March 18, 2002, as aforementioned, a $.14 per share cash dividend. The payment of dividends is subject to certain loan covenants described in note 3 to the Notes to Consolidated Financial Statements, which limit payments of cash dividends to a maximum of 25% of net income.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

ITEM 6. Selected Financial Data (in thousands, except for weighted average number of shares and per share data)

	2001	2000	1999	1998	1997

Operating revenues	$87,017	$77,980	$69,212	$67,016	$67,701

Operating income	$10,367	$8,828	$6,878	$5,158	$4,785

Income from operations before income tax expense	$9,023	$7,185	$5,223	$3,263	$3,283

Net income	$5,640	$4,311	$3,236	$2,127	$2,025

Earnings per common share(1)	$1.48	$1.09	$.81	$.53	$.50

Earnings per common share - assuming dilution(1)	$1.43	$1.07	$.81	$.53	$.50

Total assets	$68,565	$66,091	$55,579	$58,847	$55,206

Note payable to bank	$12,200	$15,800	$10,100	$10,000	$14,100

Long-term debt and capital lease obligations, less current portion	$1,964	$2,847	$4,889	$6,458	$3,980

Stockholders’ equity	$33,958	$29,288	$25,969	$23,128	$21,260

Weighted average shares outstanding(1)	3,824,584	3,945,376	3,993,728	4,037,609	4,045,964

Weighted average shares outstanding — assuming dilution(1)	3,942,600	4,010,804	3,993,728	4,037,609	4,045,964

Dividends per share of common stock	$.120	$.115	$.037	$.043	$.037

     The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2001 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants’ reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2001. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)    On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share ($.105 as adjusted for 4 for 3 stock split) as well as a 4 for 3 stock split. Both dividends will be distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend will be paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2002.

The basic and diluted weighted average number of share outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

Presented below are the weighted average shares and earnings per share amounts for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, had the 4 for 3 stock split not occurred:

	2001	2000	1999	1998	1997

Earnings per common share	$1.97	$1.46	$1.08	$.70	$.67

Earnings per common share - assuming dilution	$1.91	$1.43	$1.08	$.70	$.67

Weighted average shares outstanding	2,868,438	2,959,032	2,995,296	3,028,207	3,034,473

Weighted average shares outstanding - assuming dilution	2,958,950	3,008,103	2,995,296	3,028,207	3,034,473

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000:

The Company reported net income of $5,639,600 or $1.48 per share ($1.43 per share — assuming dilution) in 2001 as compared to net income of $4,311,200 or $1.09 per share ($1.07 per share — assuming dilution) in 2000. (Net income per share data have been restated to reflect the effect of a 4 for 3 stock split that will be distributed on April 12, 2002.)

Net sales in 2001 increased by 12% or $9,036,800 to $87,016,500 from $77,979,700 in 2000. The record sales levels were as a result of increased sales of the Company’s insecticides, herbicides and fungicides product lines which served to more than offset a decline in the Company’s soil fumigants product line.

Gross profits increased $5,246,800 to $41,820,100 in 2001 from $36,573,300 in 2000. Gross profit margins increased to 48% in 2001 from 47% in 2000. The improvement in gross profit margins was due to the changes in the sales mix of the Company’s products.

Operating expenses, which are net of other income, increased by $4,256,700 to $32,214,600 in 2001 from $27,957,900 in 2000. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $2,362,500 to $13,158,300 in 2001 from $10,795,800 in 2000. The increase was due to increased variable selling expenses that included (i) cooperative advertizing, (ii) potential product complaints and (iii) other selling related programs.

•	General and administrative increased by $1,203,700 to $7,460,500 in 2001 as compared to $6,256,800 in 2000. The increase was due primarily to higher outside professional fees (which includes a contingent liability for remediation costs), payroll and payroll related costs and an increase in the amortization of intangible assets in the connection with the acquisition of a herbicide product line which was acquired in May 2000.

•	Research and product development costs and regulatory registration expenses declined by $173,100 to $4,947,100 in 2001 from $5,120,200 in 2000. The decline was due to a decrease in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $727,700 to $6,587,600 in 2001 as compared to $5,859,900 in 2000 due to the increased sales levels.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized a net gain before taxes of $465,500 in 2001 and $212,800 in 2000 as a result of sales of a portion of its credits.

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 in 2001. The Company also settled a dispute over data compensation which resulted in a net gain before taxes of $88,100 in 2001.

Interest costs declined by $318,500 to $1,363,000 in 2001 as compared to $1,681,500 in 2000. Lower effective interest rates accounted for the decrease. (See note 3 to the Consolidated Financial Statements.)

Income tax expense increased by $509,600 to $3,383,700 in 2001 as compared to $2,874,100 in 2000. The Company’s effective tax rate was 37.5% for 2001 as compared to the 40.0% effective tax rate for 2000. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Weather patterns can have an impact on the Company’s operations. The Company manufactures and formulates chemicals for crops, human and animal health protection. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products.

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons.

2000 COMPARED WITH 1999:

     The Company reported net income of $4,311,200 or $1.09 per share ($1.07 per share — assuming dilution) in 2000 as compared to net income of $3,235,500 or $.81 per share in 1999.

     Net sales in 2000 increased $8,768,000 or 13% to $77,979,700 from $69,211,700 in 1999. The record sales levels were as a result of increased sales of the Company’s herbicide, insecticides (both of which reflected the successful product launches of Dacthal® and Fortress®), and soil fungicide product lines.

Gross profits increased $3,310,500 to $36,573,300 in 2000 from $33,262,800 in 1999. Gross profit margins declined to 47% in 2000 from 48% in 1999. This slight decline in gross profit margin was due to the changes in the sales mix of the Company’s products.

Operating expenses, which are net of other income, increased by $1,673,300 to $27,957,900 in 2000 from $26,284,600 in 1999. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $2,840,500 to $10,795,800 in 2000 from $7,955,300 in 1999. The increase was due to (i)increased variable selling expenses that relate to both increased sales levels and the product mix of sales, (ii) expenses related to the Company’s newly acquired soil insecticide business, and (iii) increased payroll and payroll related costs.

•	General and administrative declined by $1,763,400 to $6,256,800 in 2000 as compared to $8,020,200 in 1999. The decrease was due primarily to a decrease in legal expenses, primarily attributable to legal actions in which the Company was the Plaintiff, and a decrease in payroll and payroll related items.

•	Research and product development costs and regulatory registration expenses increased by $552,800 to $5,120,200 in 2000 from $4,567,400 in 1999. The increase was due to (i)increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products, and(ii) increased licenses and registration costs.

•	Freight, delivery and warehousing costs increased $92,000 to $5,859,900 in 2000 as compared to $5,767,900 in 1999. The increase was due to the increased sales levels.

     Interest costs remained virtually unchanged reflecting a $14,800 increase to $1,681,500 in 2000 as compared to $1,666,700 in 1999.

     Income tax expense increased by $887,100 to $2,874,100 in 2000 as compared to $1,987,000 in 1999. The Company’s effective tax rate was 40% for 2000 as compared to the 38% effective tax rate for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $14,807,200 of cash during the year ended December 31, 2001. Net income of $5,639,600, noncash depreciation and amortization of $2,143,800, a decline in receivables of $5,735,100, along with an increase of trade accounts payable, accrued expenses and other payables of $5,212,600, provided $18,731,100 of cash for operations. Increases in inventories, deferred income taxes and prepaid expenses of $2,827,000, $715,200 and $381,700, respectively, used $3,923,900 of cash for operating activities.

The Company used $5,989,300 in investing activities during the year ended December 31, 2001. It invested $5,594,300 in capital expenditures while other noncurrent assets increased by $395,000.

The Company used $8,325,900 in financing activities during the during 2001. The Company’s net borrowings under its fully-secured revolving line of credit declined by $3,600,000. The Company made payments on its long-term debt of $3,757,000, purchased 65,296 shares of treasury stock for $586,300, paid $459,400 in cash dividends and received $76,800 in payment for the exercise of stock options.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”). The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama. The acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of AAA significantly increased the Company’s capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities. The Company began the commissioning phase of AAA during the third quarter of 2001 and it is anticipated that this phase will be completed sometime during the first six months of 2002. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

The Company’s fully-secured $24,000,000 long-term line of credit agreement was amended to expire on February 1, 2003. As of

December 31, 2001, the Company had $11,800,000 in availability under is line of credit. The credit availability was temporarily increased from $24,000,000 to $30,000,000 for the period April 4, 2001 through August 1, 2001. On August 1, 2001 the credit limit was automatically amended to $24,000,000. The Company is presently in discussions with its bank to restructure its current debt which will include the expansion of its credit availability. The Company has received a commitment from its bank on March 11, 2002, in which the bank has agreed to provide $25,000,000 of a $45,000,000 maximum credit facility. The bank will act as sole administrative agent arranger and syndication agent and a syndicate of financial institutions arranged by the bank will be formed. The $45,000,000 credit facility will consist of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. It is expected that the senior secured revolving line of credit will have a maturity of three years from the closing date. The Company expects to close the transaction sometime during the early part of the second quarter of 2002.

Management continues to believe, to finance its planned manufacturing capacity (AAA), to continue to improve its working capital position, and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

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

The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill and other intangible assets is $10,049,500. Amortization expense during the year ended December 31, 2001 was $876,300. The adoption of SFAS 141 and SFAS 142 is not expected to result in any material effects on the Corporation’s financial statements given the facts known today.

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

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation’s financial statements.

FOREIGN EXCHANGE

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its customers in the last three fiscal years has adversely affected the Company’s ability to sell products at agreed upon prices denominated in U.S. dollars. No assurance can given, however, that adverse currency exchange rate fluctuations will not occur in the future. Should adverse currency exchange rate fluctuations occur in geographies where the Company sells/exports its products, management is not certain such fluctuations will materially impact the Company’s operating results.

INFLATION

Management believes inflation has not had a significant impact on the Company’s operations during the past three years.

RISK FACTORS

The Company’s business may be adversely affected by cyclical and seasonal effects.

The chemical industry in general is cyclical and demands for its products tend to be slightly seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. The end user of some of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products. There can be no assurance that the Company will adequately address any adverse seasonal effects. The inability to effectively address adverse seasonal effects could have a material adverse effect on the Company’s financial and operating results.

The industry in which the Company does business is extremely competitive and its business may suffer if the Company is unable to compete effectively.

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. The Company faces competition from many domestic and foreign manufacturers, marketers and distributors participating in its marketplace. Competition in the marketplace is based primarily on efficacy, price, safety and ease of application. Many of the Company’s competitors are larger and have substantially greater financial and technical resources. The Company’s ability to compete depends on its ability to develop additional applications for its current products, and to expand its product lines and customer base. The Company competes principally on the basis of the quality of its products, and the technical service and support given to its customers. There can be no assurance that the Company will compete successfully with existing competitors or with any new competitors. The Company’s inability effectively to compete in its products or services could have a material adverse effect on the Company’s financial and operating results.

If the Company is unable to successfully position itself in smaller niche markets, its business may be adversely affected.

The Company has attempted to position itself in smaller niche markets that have been or are being abandoned by larger chemical companies. These types of markets tend not to attract larger chemical companies due to the smaller volume demand. As a result, larger chemical companies have been divesting themselves of products that fall into such smaller niche markets. These smaller niche markets require significant and intensive management input and ongoing product research and are near product maturity. There can be no assurance that the Company will be successful in these smaller niche markets or, if it is successful in one or more niche markets, that it will continue to be successful in such niche markets. The inability to be successful in such niche markets could have a material adverse effect on the Company’s financial and operating results.

The Company’s products are subject to governmental regulations and approvals.

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. Substantially all of the Company’s products are subject to the United States Environmental Protection Agency (U.S. EPA) registration and re-registration requirements, and are conditionally registered in accordance with the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased the Company’s operating expenses in such areas as testing and the production of new products. The Company expects such increases to continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the U.S. EPA, there can be no assurance the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance. The Company’s inability to be successful in meeting testing and regulatory requirements could have a material adverse effect on its financial and operating results.

The Company may be subject to environmental liabilities.

The Company, its facilities and its products are subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have a material impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials in the environment and to comply with governmental regulations relating to protection of the environment. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment. The Company’s inability to comply with such laws and regulations or a claim for environmental liability could have a material adverse effect on its financial and operating results.

The Company’s use of hazardous materials exposes it to potential liabilities.

The Company’s development and manufacturing of chemical products involve the controlled use of hazardous materials. While the Company continually adapts its manufacturing process to the environmental control standards of regulatory authorities, it cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. In the event of such contamination or injury, the Company may be held liable for significant damages or fines. In the event that such damages or fines are assessed, it could have a material adverse effect on the Company’s financial and operating results.

The Company’s business may give rise to product liability claims not covered by insurance or indemnity agreements.

The manufacturing, marketing, distribution and use of chemical products involve substantial risk of product liability claims. A successful product liability claim which is not insured may require the Company to pay substantial amounts of damages. In the event that such damages are paid, it could have a material adverse effect on the Company’s financial and operating results.

Adverse results in pending legal and regulatory proceedings could have adverse effects on the Company’s business.

The Company is currently involved in certain legal and regulatory proceedings, as described above. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. An adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial and operating results.

The Company’s future success will depend on its ability to develop additional applications for its current products, and to expand its product lines and customer base.

The Company’s success will depend, in part, on its ability to develop additional applications for its current products, and to expand its product lines and customer base in a highly competitive market. There can be no assurance that the Company will be successful in adequately addressing these development needs on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies (e.g., genetic engineering) developed by others will not render the Company’s products noncompetitive or obsolete. The Company’s failure to address these developments could have a material adverse effect on its financial and operating results.

The Company faces risks related to acquisitions of businesses and product lines.

The Company has expanded and intends to continue to expand its operations through the acquisition of additional businesses and product lines. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or product lines, or successfully integrate any acquired businesses or product lines without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, minimum purchase quantities, legal liabilities and amortization of acquired intangible assets and other one-time or ongoing acquisition related expenses. Some or all of these special risks or effects could have a material adverse effect on the Company’s financial and operating results. Client satisfaction or performance problems associated with a business or product line could have a material adverse impact on the Company’s reputation. In addition, there can be no assurance that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings. The Company’s failure to manage its acquisition strategy successfully could have a material adverse effect on its financial and operating results.

The Company relies on intellectual property which it may be unable to protect, or may be found to infringe the rights of others.

     The Company’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. The Company can provide no assurance that the way it protects its proprietary rights will be adequate or that its competitors will not independently develop similar or competing products. The Company’s inability to protect its proprietary rights could have a material adverse effect on its financial and operating results.

Further, the Company can provide no assurance that its is not infringing other parties’ rights. Any claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property which is the subject of asserted infringement. Any such claims could have a material adverse effect on the Company’s financial and operating results.

The Company relies on key executives in large part for its success.

The Company’s success is highly dependent upon the efforts and abilities of its executive officers, particularly Eric G. Wintemute, its President and Chief Executive Officer. Although Mr. Wintemute has entered into an employment agreement with the Company, this does not guarantee that he will continue his employment. The loss of the services of Mr. Wintemute or other executive officers could have a material adverse effect upon its financial and operating results.

Concentration of ownership among the Company’s Co-Chairmen of the Board of Directors may prevent new investors from influencing significant corporate decisions.

As of March 27, 2002, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 18.0% and 12.6%, respectively, of the Company’s common stock. These stockholders as a group will be able to influence substantially the Company’s Board of Directors and thus its management and affairs. If acting together, they would be able to influence most matters requiring the approval by the Company’s stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control if opposed by these stockholders irrespective of whether the proposed transaction is at a premium price or otherwise beneficial to the Company’s stockholders as a whole.

The Company’s stock price may be volatile and an investment in the Company’s stock could decline in value.

The market prices for securities of companies in the Company’s industries have been highly volatile and may continue to be highly volatile in the future. Often this volatility is unrelated to operating performance of a company.

Other.

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact results of operations, impair the ability to raise capital or otherwise adversely affect the ability to grow the business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s referenced rate. At December 31, 2001, the Company’s outstanding indebtedness on the line of credit was $12,200,000 with a referenced rate of 4.75%. A 1% change in the referenced rate during 2001 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $161,000. The Company does not use derivative financial instruments for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data are listed at PART IV, Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons are the current Directors and Executive Officers of Registrant:

Name of
Director/Officer	Age	Capacity

Herbert A. Kraft	78	Co-Chairman
Glenn A. Wintemute	77	Co-Chairman
Eric G. Wintemute	46	Director, President and Chief Executive Officer
James A. Barry	51	Director, Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Jay R. Harris	67	Director
John B. Miles	58	Director
Carl R. Soderlind	68	Director

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

     Eric G. Wintemute has served as a director since June 1994. Mr. Wintemute has also served as President and Chief Executive Officer since July 1994. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. He is the son of the Company’s Co-Chairman, Glenn A. Wintemute.

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

     Carl R. Soderlind has served as a director since June 2000. Mr. Soderlind served as Chairman and Chief Executive Officer of Golden Bear Oil Specialties, a producer of niche specialty oil and chemical products used in a variety of industrial applications from 1997 to 2001. From 1961 to 1996 he served in various capacities of Witco Corporation, with his most recent position being Senior Executive Vice President and member of the Management Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

     Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2001 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2001, 2000 and 1999 paid or awarded by the Corporation and its subsidiaries to the Corporation’s Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

					Long-Term Compensation

	Annual Compensation(1)				Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other	Re-	Securities		All
Name				Annual	stricted	Underlying		Other
and				Compen-	Stock	Options/	LTIP	Compen-
Principal		Salary	Bonus	sation	Award(s)	SARs	Payouts	sation
Position	Year	($)	($)[6]	($)	($)	(#)	($)	($)

Eric G. Wintemute	2001	480,918	—	—	—	—	—	5,360[4]
President and	2000	457,333	—	—	—	—	—	5,360[4]
Chief Executive Officer	1999	328,550	—	—	—	80,667[2]	—	5,082[4]
James A. Barry	2001	191,134	—	—	—	—	—	5,360[4]
Senior V.P., CFO &	2000	179,000	—	—	—	—	—	5,360[4]
Secretary/Treasurer	1999	148,000	—	—	—	—	—	4,700[4]
David B. Cassidy	2001	255,118	—	—	—	—	—	5,360[4]
Executive Vice	2000	239,454	—	—	—	—	—	5,360[4]
President (AMVAC)	1999	188,885	—	—	—	—	—	5,130[4]
Glen D. Johnson[3]	2001	236,853	—	—	—	—	—	892[4]
Sr. Vice President	2000	206,669	—	—	—	—	—	5,160[4]
(AMVAC)	1999	153,654	—	—	—	48,400[5]	—	2,110[4]
	2001	215,442	—	—	—	—	—	5,360[4]
Robert F. Gilbane	2000	205,317	—	—	—	—	—	5,360[4]
President (GemChem)	1999	177,300	—	—	—	—	—	5,125[4]

1No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer’s salary.

[2] Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Mr. Wintemute’s employment and stock option agreements.

[3] Mr. Johnson joined AMVAC Chemical Corporation as Senior Vice President in February, 1999.

[4] These amounts represent the Company’s contribution to the Company’s Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

[5] Represents options to purchase Common Stock of the Company in accordance with the terms and conditions of Mr. Johnson’s employment and stock option agreements.

[6] Included in salary column.

No stock options were exercised by the named executive officers during the fiscal year ended December 31, 2001. The following table sets forth information concerning unexercised stock options held by each of the persons named as executive officers as of December 31, 2001.

2001 Year-End Option Values

			Value of Unexercised
	Number of Securities Underlying		in-the Money Options at
	Unexercised Options at Fiscal Year End		Fiscal Year End

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Eric G. Wintemute	48,400	32,267	$660,660	$440,440
James A. Barry	—	13,333	—	$182,000
David B. Cassidy	48,400	—	$660,660	—
Glen D. Johnson	32,267	16,133	$440,440	$220,220
Robert F. Gilbane	—	13,333	—	$182,000

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board for the year ended December 31, 2001, consisted of Messrs. Jay R. Harris and Carl R. Soderlind. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company’s shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of the Registrant, the ownership of the Registrant’s outstanding Common Stock as of March 22, 2002, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership [1]	Percent of Class

Co-Chairman	Herbert A. Kraft	685,672[2]	18.0%
	4695 MacArthur Court
	Newport Beach, CA 92660

Co-Chairman	Glenn A. Wintemute	482,733	12.6%
	4695 MacArthur Court
	Newport Beach, CA 92660

Director	Jay R. Harris	206,164[4]	5.4%
	4695 MacArthur Court
	Newport Beach, CA 92660

Director,	Eric G. Wintemute	172,136[5]	4.4%
President & CEO	4695 MacArthur Court
	Newport Beach, CA 92660

	Goldsmith & Harris et. al	141,034[3]	3.7%
	80 Pine Street
	New York, NY 10005

President	Bob Gilbane	86,486	2.3%
(GEMCHEM)	4695 MacArthur Court
	Newport Beach, CA 92660

Executive Vice	David B. Cassidy	57,466[6]	1.5%
President (AMVAC)	4695 MacArthur Court
	Newport Beach, CA 92660

Senior Vice	Glen D. Johnson	48,400[7]	1.3%
President (AMVAC)	4695 MacArthur Court
	Newport Beach, CA 92660

Director	Carl R. Soderlind	12,550[9]	[10]
	4695 MacArthur Court
	Newport Beach, CA 92660

Director	John B. Miles	7,260[8]	[10]
	4695 MacArthur Court
	Newport Beach, CA 92660

Director,	James A. Barry	3,065	[10]
Sr. V.P.,CFO &	4695 MacArthur Court
Secretary/Treasurer	Newport Beach, CA 92660

Directors and Officers as a group(13)		1,762,568	44.2%

     ITEM 12 — Continued
     Footnotes

[1] Record and Beneficial as adjusted for a 4 for 3 stock split which will be distributed on April 12, 2002.

[2] Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 2,306 shares held in an Individual Retirement Account.

[3] This figure does not include shares beneficially owned by Jay R. Harris. Mr. Harris shares with Goldsmith & Harris et. al. the power to direct the disposition of 141,034 shares of the security.

[4] This figure includes 646 shares of Common Stock Mr. Harris is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

[5] This figure includes 64,533 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 16,560 shares of Common Stock owned by Mr. Wintemute’s minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

[6] This figure includes 48,400 shares of Common Stock Mr. Cassidy is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

[7] This figure represents 48,400 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

[8] This figure represents 7,260 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

[9] This figure includes 1,980 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

[10] Under 1% of class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John B. Miles, a Director of the Company, is also a partner in the law firm of McDermott, Will & Emery which provides legal services to the Company.

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

	(3)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 58 are filed as part of this annual report.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2001.

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION (Registrant)

/s/	Eric G. Wintemute	/s/	James A. Barry

By:	ERIC G. WINTEMUTE	By:	JAMES A. BARRY
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer,
	March 27, 2002		Secretary/Treasurer and Director
March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Herbert A. Kraft	/s/ Glenn A. Wintemute

HERBERT A. KRAFT	GLENN A. WINTEMUTE
Co-Chairman	Co-Chairman
March 27, 2002	March 27, 2002

/s/ John B. Miles	/s/ Carl R. Soderlind

JOHN B. MILES	CARL R. SODERLIND
Director	Director
March 27, 2002	March 27, 2002

/s/ Jay R. Harris

JAY R. HARRIS
Director
March 27, 2002

Independent Auditors' Report

Board of Directors
American Vanguard Corporation
City of Commerce, CA

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, CA
March 1, 2002, except for Note 16,
which is as of March 18, 2002 and
Note 17, which is unaudited

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets (note 3)	2001	2000

Current assets:
Cash	$853,000	$361,000
Receivables:
Trade	16,885,400	21,323,400
Other	229,200	1,526,300

	17,114,600	22,849,700

Inventories:
Finished products	19,404,900	17,358,300
Raw materials	4,624,900	3,844,500

	24,029,800	21,202,800

Prepaid expenses	1,145,900	764,200
Deferred tax asset	1,231,700	568,800

Total current assets	44,375,000	45,746,500
Property, plant and equipment, at cost, less accumulated depreciation of $25,786,000 in 2001 and $25,339,500 in 2000 (notes 1,2,3, and 5)	13,398,000	9,012,800
Land held for development	210,800	210,800
Intangible assets, net of accumulated amortization of $3,196,200 in 2001 and $2,319,900 in 2000 (note 10)	10,049,500	10,657,100
Other assets	531,600	463,700

	$68,564,900	$66,090,900

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

Liabilities and Stockholders' Equity	2001	2000

Current liabilities:
Current installments of long-term debt (note 2)	$701,800	$3,575,400
Accounts payable	9,400,300	6,913,600
Accrued expenses	7,298,700	4,171,900
Accrued royalty obligations-current portion (note 10)	873,300	813,400
Income taxes payable	723,100	1,149,500

Total current liabilities	18,997,200	16,623,800
Long-term debt, excluding current installments (note 2)	1,963,900	2,847,300
Note payable to bank (note 3)	12,200,000	15,800,000
Other long-term liabilities	83,300	117,700
Deferred income taxes (note 4)	1,362,200	1,414,500

Total liabilities	34,606,600	36,803,300

Commitments and contingent liabilities (notes 2, 3, 5, 6, 9 and 11)
Stockholders’ equity: (note 15)
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 10,000,000 shares; issued 4,160,000 shares in 2001 and 3,769,385 shares in 2000	416,000	377,000
Additional paid-in capital	9,213,400	5,812,300
Retained earnings	26,171,500	24,354,600

	35,800,900	30,543,900
Less treasury stock, at cost, 339,309 shares in 2001 and 268,818 shares in 2000	1,842,600	1,256,300

Total stockholders’ equity	33,958,300	29,287,600

	$68,564,900	$66,090,900

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net sales (note 8)	$87,016,500	$77,979,700	$69,211,700
Cost of sales	45,196,400	41,406,400	35,948,900

Gross profit	41,820,100	36,573,300	33,262,800
Settlement (income)/expense (notes 6 & 13)	(296,400)	—	100,000
Gain on sale of emission credits (note 14)	(465,500)	(212,800)	—
Operating expenses (note 12)	32,214,600	27,957,900	26,284,600

Operating income	10,367,400	8,828,200	6,878,200
Interest expense-net	1,363,000	1,681,500	1,666,700
Interest income	(18,900)	(38,600)	(11,000)

Income before income tax expense	9,023,300	7,185,300	5,222,500
Income tax expense (note 4)	3,383,700	2,874,100	1,987,000

Net income	$5,639,600	$4,311,200	$3,235,500

Earnings per common share (note 16 — Adjusted for 4 for 3 split)	$1.48	$1.09	$.81

Earnings per common share - assuming dilution (note 16 — Adjusted for 4 for 3 split)	$1.43	$1.07	$.81

Weighted average shares outstanding (note 16 — Adjusted for 4 for 3 split)	3,824,584	3,945,376	3,993,728

Weighted average shares outstanding — assuming dilution (note 16 — Adjusted for 4 for 3 split)	3,942,600	4,010,804	3,993,728

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2000 and 1999

		Additional
	Common	paid-in	Retained	Treasury
	stock	capital	earnings	stock	Total

Balance, January 1, 1999	$341,900	$3,793,500	$19,434,300	$(441,400)	$23,128,300
Cash dividends on common stock ($.06 per share)	—	—	(149,600)	—	(149,600)
Treasury stock acquired	—	—	—	(245,300)	(245,300)
Net income	—	—	3,235,500	—	3,235,500

Balance, December 31, 1999	341,900	3,793,500	22,520,200	(686,700)	25,968,900
Common stock dividend	34,300	1,988,400	(2,022,700)	—	—
Cash dividends on common stock ($.18 per share)	—	—	(454,100)	—	(454,100)
Treasury stock acquired	—	—	—	(569,600)	(569,600)
Stock options exercised	800	30,400	—	—	31,200
Net income	—	—	4,311,200	—	4,311,200

Balance, December 31, 2000	377,000	5,812,300	24,354,600	(1,256,300)	29,287,600
Common stock dividend 10%	37,700	3,325,600	(3,363,300)	—	—
Cash dividends on common stock ($.17 per share)	—	—	(459,400)	—	(459,400)
Treasury stock acquired	—	—	—	(586,300)	(586,300)
Stock options exercised	1,300	75,500	—	—	76,800
Net income	—	—	5,639,600	—	5,639,600

Balance, December 31, 2001	$416,000	$9,213,400	$26,171,500	$(1,842,600)	$33,958,300

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

Increase (decrease) in cash	2001	2000	1999

Cash flows from operating activities:
Net income	$5,639,600	4,311,200	$3,235,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,209,100	2,022,900	2,459,500
Amortization of other assets	934,700	926,300	755,300
Deferred income taxes	(715,200)	(731,000)	(463,400)
Changes in assets and liabilities associated with operations:
(Increase) decrease in receivables	5,735,100	(6,896,700)	2,686,600
Increase in inventories	(2,827,000)	(4,452,900)	(1,014,100)
(Increase) decrease in prepaid expenses	(381,700)	55,400	(5,000)
Increase (decrease) in accounts payable	2,486,700	3,967,300	(3,502,100)
Increase (decrease) in other payables and accrued expenses	2,725,900	(567,100)	(834,300)

Net cash provided by (used in)operating activities	14,807,200	(1,364,600)	3,318,000

Cash flows from investing activities:
Capital expenditures	(5,594,300)	(521,500)	(397,400)
Net (increase) decrease in other noncurrent assets	(395,000)	184,500	22,300

Net cash used in investing activities	(5,989,300)	(337,000)	(375,100)

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Increase (decrease) in cash	2001	2000	1999

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	$(3,600,000)	$5,700,000	$100,000
Payments on debt and capital lease obligations	(3,757,000)	(3,195,100)	(2,864,800)
Exercise of stock options	76,800	31,200	—
Purchase of treasury stock	(586,300)	(569,400)	(245,300)
Payment of cash dividends	(459,400)	(454,300)	(149,600)

Net cash provided by (used in) financing activities	(8,325,900)	1,512,400	(3,159,700)

Net increase (decrease) in cash	492,000	(189,200)	(216,800)
Cash at beginning of year	361,000	550,200	767,000

Cash at end of year	$853,000	$361,000	$550,200

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,334,300	$1,380,100	$1,374,900
Income taxes	4,491,800	3,590,000	2,738,800

Supplemental schedule of non-cash investing and financing activities:

On April 13, 2001, the Company distributed 377,156 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of March 30, 2001.

On April 14, 2000, the Company distributed 342,476 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of March 31, 2000.

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

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Summary of Significant Accounting Policies

Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufacturers and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of American Vanguard Corporation (“Company”) and its subsidiaries AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd., (“Chemical UK”) and Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”), and Environmental Mediation, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

The Company’s subsidiary, GemChem, Inc., procures certain raw materials used in the Company’s manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products.

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Long-lived Assets

Intangible assets resulting from business acquisitions (see note 10), consist of cost in excess of net assets (goodwill) acquired and other intangible assets, including customer lists, product registrations, trademarks and contracts. These intangible assets are being amortized on a straight-line basis over the period of an expected benefit, usually 15 years. Management has a policy to review intangible assets and productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable the measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation or amortization) over the asset’s remaining depreciable life, are not sufficient to recover the net book value of an asset.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Summary of Significant Accounting Policies, Continued

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

The fair value of the Company’s long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

Income Taxes

Income taxes have been provided using the asset and liability method in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes”.

The asset and liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement bases and tax bases of assets and liabilities at the date of the financial statements using the provisions of the tax laws then in effect.

Per Share Information

Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	2001	2000	1999

Numerator:

Net income	$5,639,600	$4,311,200	$3,235,500

Denominator:

Weighted average shares outstanding	3,824,584	3,945,376	3,993,728

Assumed exercise of stock options	118,016	65,428	**

	3,942,600	4,010,804	3,993,728

**	The effect of exercise would be non-dilutive.

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

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142,

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Summary of Significant Accounting Policies, Continued

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

The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill and other intangible assets is $10,049,500. Amortization expense during the twelve-month period ended December 31, 2001 was $876,300. The adoption of SFAS 141 and SFAS 142 is not expected to result in any material effects on the Corporation's financial statements given the facts known today.

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

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation’s financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2001, 2000 and 1999

(1)	Property, Plant and Equipment

Property, plant and equipment at December 31, 2001 and 2000 consists of the following:

			Estimated
	2001	2000	useful lives

Land	$2,441,400	$2,441,400
Buildings and improvements	4,776,700	4,952,000	10 to 30 years
Machinery and equipment	24,626,600	23,938,100	3 to 10 years
Office furniture, fixtures and equipment	2,295,900	2,599,800	3 to 10 years
Automotive equipment	150,900	136,900	3 to 6 years
Construction in progress	4,892,500	284,100

	39,184,000	34,352,300
Less accumulated depreciation	25,786,000	25,339,500

	$13,398,000	$9,012,800

(2)	Long-Term Debt

Long-term debt of the Company at December 31, 2001 and 2000 is summarized as follows:

	2001	2000

Note payable, secured by certain real property, payable in monthly installments of $6,125, plus interest at prime plus 2% with remaining unpaid principal due October 15, 2004	$1,537,400	$1,610,900
Note payable, secured by certain real property, payable in monthly principal and interest installments of $923 with remaining unpaid principal due July 1, 2001, interest rate at 8.00%	—	78,900
Obligations under product acquisition agreements (see note 10)	900,000	4,203,100
Obligations under capitalized leases (see note 5)	228,300	529,800

	2,665,700	6,422,700
Less current installments	701,800	3,575,400

	$1,963,900	$2,847,300

     Approximate principal payments on long-term debt mature as follows:

2002	$701,800
2003	323,500
2004	1,640,400

$2,665,700

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Note Payable to Bank

Under a credit agreement with a bank as amended, the Company may borrow up to $24,000,000. The note bears interest at the prime rate (prime rate was 4.75% at December 31, 2001), which is payable monthly. Additionally, the Company, at its option, may pay a fixed rate of interest offered by the bank for terms not less than 30 nor more than 180 days and provided that any such period of time does not extend beyond the expiration date of the credit agreement. The Company also pays a quarterly non-usage fee of .25% times the average unused daily credit limit during the quarter. Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement. The note payable expires on February 1, 2003. The Company had $11,800,000 available under this credit agreement as of December 31, 2001. The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 2001. The balance outstanding at December 31, 2001 and 2000 was $12,200,000 and $15,800,000 respectively. The average amount outstanding during the years ended December 31, 2001 and 2000 was $16,118,600 and $13,046,400. The weighted average interest rate during the years ended December 31, 2001 and 2000 was 6.89% and 8.62%.

(4)	Income Taxes

The components of income tax expense are:

	2001	2000	1999

Current:
Federal	$3,717,400	$3,132,500	$2,236,100
State	340,700	472,600	212,400
Deferred:
Federal	(576,800)	(650,700)	(435,300)
State	(97,600)	(80,300)	(26,200)

	$3,383,700	$2,874,100	$1,987,000

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2001	2000	1999

Computed tax provision at statutory Federal rates	$3,067,900	$2,443,400	$1,775,700
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	372,900	348,800	203,700
Nondeductible and other expenses	(9,800)	85,900	32,100
Benefit of tax credits	(47,300)	(4,000)	(24,500)

	$3,383,700	$2,874,100	$1,987,000

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2001 and 2000 relate to the following:

	2001	2000

Current:
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	$575,400	$547,400
State income taxes	(66,300)	175,200
Accrued bonus	419,500	—
Vacation pay accrual	102,900	105,300
Imputed interest on royalty obligation	(125,400)	(144,700)
Discount on accounts receivable	249,300	(155,800)
Other	76,300	41,400

Net deferred tax asset	1,231,700	568,800

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(1,362,200)	(1,414,500)

Net deferred tax liability	(1,362,200)	(1,414,500)

Total net deferred tax liability	$(130,500)	$(845,700)

     The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

(5)	Leases

The Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

Property, plant and equipment at December 31, 2001 and 2000 include the following leased property under capital leases by major classes:

	2001	2000

Machinery and equipment	$47,300	$47,300
Office furniture, fixtures and equipment	1,237,500	1,237,500

	1,284,800	1,284,800
Less accumulated depreciation	847,600	590,700

	$437,200	$694,100

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following is a schedule of future minimum lease payments for capital leases as of December 31, 2001

Year ending December 31:

2002	$223,500

Total minimum lease payments	223,500
Less amount representing interest	(8,700)

Present value of net minimum lease payments	$214,800

(6)	Litigation and Environmental

DBCP LAWSUITS

A.	Hawaii Matters

     AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with Dibromochloropropane (“DBCP”) in excess of the maximum contaminant level. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC’s (and the Company’s) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     In October 1997, AMVAC was served with a Complaint in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al (“Patrickson Case”). alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries— Guatemala, Costa Rica, Panama, and Equador. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. For the last four years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens (discretionary doctrine, a court which has jurisdiction of a case, may decline to exercise it where there is no substantive reason for the case to be brought there, or where presentation of the case in that court will create a hardship on the defendants). Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001. The United States Supreme Court has not yet decided if it will grant a hearing. On December 7, 2001, it asked the Solicitor General for its brief on the jurisdictional issues. The Plaintiffs’ attorneys reported that the ten Plaintiffs filed suit in their home countries by December 9, 1998. The suit in Guatemala was served on AMVAC in March 2001, however no defendant has been required to answer. Suits in the other countries have not been served. No discovery has taken place on the individual claims of the Plaintiffs. However, AMVAC product did not reach two of the four countries involved. It is too early to provide any evaluation of the likelihood of an unfavorable

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

outcome at this time. Likewise, it is too early to determine whether the Plaintiffs’ attorneys will attempt to include other banana workers as Plaintiffs in this case or somewhere else. Without such discovery, it is unknown whether any of the Plaintiffs was exposed to AMVAC’s product or what statute of limitation defense may apply. The Company intends to continue to vigorously contest the cases.

B. Mississippi Matters

     In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., Inc., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’(who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Throughout 1999 the case was pending on appeal. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

C. Louisiana Matters

     In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al.. and Eduardo Soriano, et. al.. v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food,

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. The cases remain in a holding pattern, pending resolution of various jurisdictional issues in the other banana workers’ suits. The early focus of these cases will be on procedural issues. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in Delgado/Carcamo below. In January 2002, the court requested clarification from the parties of the number of claims that have not been settle. This process is currently pending. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

D.	Texas Matters

     These matters involve an earlier round of litigation by foreign banana workers. The complaints filed in the United States Court of Appeals, Fifth Circuit entitled Franklin Rodriquez Delgado, et al., Jorge Colindres Carcamo, individually and on behalf of all other similarly situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the Plaintiffs but was sued on a third party complaint by Dow Chemical Company. These cases were originally filed in various state courts in Texas and removed by the defendants to federal court. By order dated July 11, 1995, the United States District Court granted defendants’ motion to dismiss pursuant to the doctrine of forum non conveniens, requiring the Plaintiffs to sue in their native countries. The court required the defendants to consent to jurisdiction in the foreign countries along with other conditions. As AMVAC had not been sued by the Plaintiffs directly, it refused to consent to jurisdiction in the foreign countries for these Plaintiffs. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company settled with these Plaintiffs as well as with about fifteen thousand other banana workers represented by the Plaintiffs’ law firm. Dow Chemical Company was then dismissed by the Plaintiffs with prejudice in September 1997. Two intervenors have filed a motion in opposition to this dismissal. The Plaintiffs appealed to the Fifth Circuit on the order of dismissal under forum non conveniens. In October 2000, the Fifth Circuit found federal

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

court jurisdiction and affirmed the dismissals based on forum non conveniens. The United States Supreme Court refused to accept a hearing at that time. The Plaintiffs want the court to hear this case if it decides to hear the Patrickson Case. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the jurisdiction in the foreign countries.

OTHER MATTERS

     The Company is involved in other legal proceedings arising in the ordinary course of its business. The results of litigation cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

ENVIRONMENTAL

     During 2001, AMVAC continued activities to address environmental issues associated with its facility (“the Facility”) in Commerce, California.

     In March 1997, the California Environmental Protection Agency Department of Toxic Substances Control (“DTSC”) accepted the Facility into its Expedited Remedial Action Program (“ERAP”). Under this program, the Facility must prepare and implement an environmental investigation plan. Depending on the findings of the investigation, the Facility may also be required to develop and implement remedial measures to address any historical environmental impairment. The environmental investigation and any remediation activities related to ten underground storage tanks at the Facility, which had been closed in 1995, will also be addressed by AMVAC under ERAP. Soil characterization activities, originally expected to commence in 1999, will most likely commence in the second or third quarter of 2002. These activities were not implemented in 2001 due to revisions in the site investigation plan, which have yet to be approved by the DTSC. Investigation and potential remediation activities are planned to be implemented in a phased approach over the next two to three years commencing upon approval by the DTSC. These investigation and potential remediation activities are required at all facilities which currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

     The Company is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, California and Axis, Alabama facilities. The Company continually adapts its manufacturing process to

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the environmental control standards of the various regulatory agencies. The United States EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on the Company’s operations.

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

The Company maintains a deferred compensation plan (Plan) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The plan also permits employees to contribute an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $295,400, $300,800 and $250,000 in 2001, 2000 and 1999.

(8)	Major Customers and Export Sales

In 2001 one company accounted for 23% of the Company’s consolidated sales. In 2000 there were three companies that accounted for 24%, 13% and 11% of the Company’s consolidated sales. In 1999 there were three companies that accounted for 29%, 12% and 11% of the Company’s consolidated sales. These companies are distributors or buying cooperatives.

Worldwide export sales were $5,424,900, $6,210,200 and $5,399,400 for 2001, 2000 and 1999.

(9)	Royalties

     The Company has various royalty agreements in place extending through December 2007, some of which relate to the Company’s acquisition of certain products. Royalty expenses were $1,293,200, $1,069,300 and $109,400 for 2001, 2000 and 1999.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In 2001, the Company acquired international product line from a chemical company. The purchase included all active registrations, access to the underlying data for the registrations and trademarks in 55 countries. The Company has manufactured and formulated the product for the international market since 1985. Additionally, the Company has been the primary data generator and data holder for the product since 1989. The acquisition was for a fixed amount which was paid in 2001.

In 2000, the Company completed the acquisition of a product line from a wholly-owned subsidiary of a large chemical company. The purchase included the worldwide rights including U. S. Environmental Protection Agency (“EPA”) registrations rights and similar regulatory entities in other countries worldwide, manufacturing and process technology, trademarks and all product related intellectual property. In addition, the Company entered into a royalty obligation commencing on or about May 2002 to continue for five years from May 2002.

Additionally in 2000, the Company completed the acquisition of a product line from a large chemical company. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included all rights and obligations to a closed delivery system as well as the seller’s existing finished and semi-finished inventory including the closed delivery system containers.

In 1999, the Company settled litigation regarding its exclusive ownership of labels and registrations of an established product line (see Note 6). In connection with this settlement, the Company entered into an Exclusive License Agreement which granted the Company’s ownership of the labels and EPA registrations.

The following schedule represents intangible assets recognized in connection with business acquisitions:

Amount

Intangible assets at December 31, 1999	$10,086,400
Acquisitions during fiscal 2000	1,450,000
Amortization expense	(879,300)

Intangible assets at December 31, 2000	10,657,100
Acquisitions during fiscal 2001	268,700
Amortization expense	(876,300)

Intangible assets at December 31, 2001	$10,049,500

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

     The following schedule represents the Company’s obligations under product acquisition agreements:

Amount

Obligations under acquisition agreements at December 31, 1999	$5,658,900
Additional obligations acquired	1,450,000
Payments on existing obligations	(2,905,800)

Obligations under acquisition agreements at December 31, 2000	4,203,100
Additional obligations acquired	421,900
Payments on existing obligations	(3,725,000)

Obligations under acquisition agreements at December 31, 2001	$900,000

Future commitments on obligations under product acquisition agreements are due as follows:

December 31	Amount

2002	$400,000
2003	250,000
2004	250,000

Total	$900,000

(11)	Commitments

The Company entered into an employment agreement with an officer which commenced January 15, 1999 and expires January 15, 2003. The employment agreement provides for fixed minimum salary levels for each year of the agreement through January 15, 2002. The annual increase for the year ending January 15, 2003 shall not be less than the increase in an agreed upon cost of living index. Amounts to be paid under the employment agreement are summarized as follows:

Year ending
December 31,
2002	$429,300
2003	17,900

$447,200

In November 1999, the Company entered into an operating lease for its corporate headquarters expiring October 2004. The Company also maintains a lease on a regional sales office expiring January 2004. These leases contain a provision to pass through to the Company the Company’s pro-rata share of the building’s operating expenses. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $281,900, $259,700 and $198,700. Future minimum lease payments under the terms of the leases are as follows:

Year ending
December 31,
2004	$319,300
2005	337,900
2006	268,900

$926,100

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Research and Development

Research and development expenses were $2,433,300, $2,555,200 and $2,241,000 for the years ended December 31, 2001, 2000 and 1999.

(13)	Settlement(s)

     The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 in 2001. The Company also settled a dispute over date compensation which resulted in a net gain before taxes of $88,100 in 2001.

(14)	Gain on Sale of Emission Credits

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged into the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized a net gain before taxes of $465,500 in 2001 and $212,800 in 2000 as a result of sales of a portion of its credits.

(15)	Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 382,702 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

During 2001, the Company granted incentive stock options to purchase an aggregate of 137,990 shares of common stock to key employees. These options are non-assignable and non-transferable, are exercisable over a seven-year period from the date of grant and vest in five equal annual installments commencing one year from the date of grant.

Nonstatutory Stock Options (“NSSO”)

During 2001, the Company granted nonstatutory stock options to purchase an aggregate of 3,666 shares of common stock to three individuals. These

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested upon grant.

Option activity within each plan is as follows:

		Non-	Weighted
	Incentive	Statutory	Average
	Stock Option	Stock	Price
	Plans	Options	Per Share

Balance outstanding, December 31, 1998	50,795	—	$4.32
Options granted, range from $3.18-$4.96	136,617	1,466	$3.88

Balance outstanding, December 31, 1999	187,412	1,466	$4.00
Options granted, $5.54	—	9,533	$5.54

Balance outstanding, December 31, 2000	187,412	10,999	$4.07
Options granted, range from $10.31-10.58	137,990	3,666	$10.57
Options exercised, range from $4.34-$10.31	(2,600)	(6,500)	$(5.79)

Balance outstanding, December 31, 2001	322,802	8,165	$6.81

Information relating to stock options at December 31, 2001 summarized by exercise price are as follows:

	Outstanding			Exercisable

	Weighted Average			Weighted Average

Exercise Price		Life	Exercise		Exercise
Per Share	Shares	(Months)	Price	Shares	Price

Incentive Stock Option Plan:
$3.18 - $4.50	35,287	89	$3.29	101,126	$3.77
$4.96	19,360	36	$4.96	29,039	$4.96
$10.58	137,990	60	$10.58	—	$—

	192,637	63	$8.68	130,165	$4.04

Nonstatutory Stock Options:
$3.87	—	—	$—	1,466	$3.87
$5.54	—	—	$—	4,033	$5.54
$10.31	—	—	$—	2,666	$10.31

	—	—	$—	8,165	$6.80

     All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company’s net income and income per share for the years ended December 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts presented:

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2001	2000	1999

Net income attributable to common stockholders	$5,639,600	$4,311,200	$3,235,500
Pro forma	$5,631,300	$4,311,200	$3,222,300
Earnings per common share	$1.48	$1.09	$.81
Pro forma	$1.47	$1.09	$.81

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumptions for grants in 2001, 2000 and 1999; expected life of options was one year, expected volatility of 6.0%, 12% and 18% risk-free interest rate of 4.5%, 5.5% and 5.5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2001 was $6.81 per option.

(16) Subsequent Event

On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share as well as a 4 for 3 stock split. Both dividends will be distributed on April 12, 2002 to stockholders of record at the close of business on March 29,2002. The cash dividend will be paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2002. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

Presented below are the proforma unaudited weighted average shares and earnings per share amounts for the years ended December 31, 2001, 2000 and 1999, had the 4 for 3 stock split not occurred:

	2001	2000	1999

Net income	$5,639,600	$4,311,200	$3,235,500
Earnings per common share	$1.97	$1.46	$1.08
Earnings per common share — assuming dilution	$1.91	$1.43	$1.08
Weighted averages shares outstanding	2,868,438	2,959,032	2,995,296
Weighted averages shares outstanding — assuming dilution	2,956,950	3,008,103	2,995,296

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Quarterly Data — Unaudited

	March 31	June 30	September 30	December 31

Quarterly Data- 2001
Net sales	$14,863,300	$19,908,900	$24,655,500	$27,588,800
Gross profit	5,800,900	9,247,700	11,415,800	15,355,700
Net income	597,700	818,900	1,484,500	2,738,500
Basic net income per share	.16	.22	.39	.71
Diluted net income per share	.15	.21	.38	.69
Quarterly Data- 2000
Net sales	$11,785,800	$17,803,800	$21,421,800	$26,968,300
Gross profit	5,502,300	8,786,700	8,869,700	13,414,600
Net income	77,700	689,200	1,017,100	2,527,200
Basic net income per share	.02	.17	.26	.65
Basic and diluted net income per share	.02	.16	.25	.64

Index To Exhibits

ITEM 14(a)3

Page
Sequentially
Numbered

2.1	Purchase and Sales Agreement dated November 15, 1993, between Amvac Chemical Corporation and E.I. du Pont de Nemours and Company.[4]	—
3.1	Certificate of Incorporation of Registrant.[1]	—
3.2	Bylaws of Registrant (as amended as of January 14, 1993).[3]	—
4.1	Specimen Certificate of Common Stock.[2]	—
10.1	Indemnification Agreement dated January 6, 1993 between Registrant and each of its officers and directors.[3]	—
10.2	Line of Credit Agreement dated June 18, 1991, related amendments one through eight between the Registrant and Sanwa Bank California and related Security Agreement.[3]	—
10.3	Line of Credit Agreement dated April 30, 1993, and related amendments, between the Registrant and Sanwa Bank California and related Security Agreement.[5]	—
10.4	Line of Credit Agreement dated April 14, 1994, and related amendments, between the Registrant and Sanwa Bank California and related Security Agreement.[6]	—
10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.[6]	—
10.6	Employment Agreement between American Vanguard Corporation and Alfred J. Moskal.[6]	—
10.7	Employment Agreement between American Vanguard Corporation and Robert F. Gilbane.[6]	—

Page
Sequentially
Numbered

10.8	Agreement and General Release between American Vanguard Corporation and Herbert A. Kraft.[6]	—
10.9	Agreement and General Release between American Vanguard Corporation and Glenn A. Wintemute.[6]	—
10.10	American Vanguard Corporation 1994 Stock Incentive Plan.[7]	—
10.11	Amended and Restated Credit Agreement dated September 12, 1995, and related documents between the Registrant and Sanwa Bank California.[8]	—
10.12	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute[9]	—
10.13	Amendment to Credit Agreement dated July 6, 2000, and related documents between Registrant and Sanwa Bank California[10]	—
21.	List of Subsidiaries of Registrant	69

[1] Incorporated by reference as an Exhibit to Registrant’s Form 10 Registration Statement No. 2-85599 filed June 13, 1972.

[2] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed June 13, 1972.

[3] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 1993.

[4] Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 23, 1993.

[5] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 1994.

[6] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 1995.

[7] Incorporated by reference as Appendix A to Registrant’s Proxy Material filed June 3, 1995.

[8] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 28, 1996.

[9] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 29, 2000.

[10] Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 2001.