Form 10-Q
period 2002-03-31
AMERICAN VANGUARD CORP
filed 2002-05-15
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number 0-6354

AMERICAN VANGUARD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	95-2588080 (I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660

(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.10 Par Value — 3,819,212 shares as of May 10, 2001

AMERICAN VANGUARD CORPORATION

INDEX

Page Number

PART I — FINANCIAL INFORMATION
Item 1.
Financial Statements:
Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	2
Consolidated Balance Sheets as of March 31, 2002, and December 31, 2001	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	7
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.
Quantitative and Qualitative Disclosures about Market Risk	12
PART II — OTHER INFORMATION	13
SIGNATURE PAGE	14

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months
	ended March 31

	2002	2001

Net sales	$19,309,000	$14,863,300
Cost of sales	11,312,000	9,062,400

Gross profit	7,997,000	5,800,900
Operating expenses	6,521,000	5,011,300

Operating income before non-recurring items	1,476,000	789,600
Settlement income	—	(208,300)
Gain on sale of emission credits	—	(465,500)

Operating income	1,476,000	1,463,400
Interest expense	203,800	469,500
Interest income	(6,700)	(2,300)

Income/before income tax	1,278,900	996,200
Income taxes	479,600	398,500

Net income	$799,300	$597,700

Earnings per common share	$.21	$.16

Earnings per common share - assuming dilution	$.20	$.15

Weighted average shares outstanding (note 6)	3,819,571	3,826,569

Weighted average shares outstanding - assuming dilution (notes 4 & 6)	3,996,681	3,935,827

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS (note 7)

	March 31,	Dec. 31,
	2002	2001

	(Unaudited)	(Note)
Current assets:
Cash	$811,500	$853,000
Receivables:
Trade	20,763,800	16,885,400
Other	249,500	229,200

	21,013,300	17,114,600

Inventories (note 2)	22,998,900	24,029,800
Prepaid expenses	1,204,800	1,145,900
Deferred tax asset	1,231,700	1,231,700

Total current assets	47,260,200	44,375,000
Property, plant and equipment, net (note 3)	15,683,900	13,398,000
Land held for development	210,800	210,800
Intangible assets	9,830,500	10,049,500
Other assets	857,800	531,600

	$73,843,200	$68,564,900

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	Dec. 31,
	2002	2001

	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$621,700	$701,800
Accounts payable	6,449,000	9,400,300
Accrued expenses and other payables	8,104,000	8,895,100

Total current liabilities	15,174,700	18,997,200
Long-term debt, excluding current installments	1,945,500	1,963,900
Notes payable to bank (note 5)	21,000,000	12,200,000
Other long-term liabilities	25,500	83,300
Deferred income taxes	1,362,200	1,362,200

Total liabilities	39,507,900	34,606,600

Stockholders’ Equity:
Preferred stock, $.10 par value per share. Authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share. Authorized 10,000,000 shares; issued 4,159,854 shares	416,000	416,000
Additional paid-in capital	9,213,400	9,213,400
Retained earnings	26,567,300	26,171,500

	36,196,700	35,800,900
Less treasury stock at cost, 340,642 shares at March 31, 2002 and, 339,309 shares at December 31, 2001	1,861,400	1,842,600

Total stockholders’ equity	34,335,300	33,958,300

	$73,843,200	$68,564,900

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001

Increase (decrease) in cash
Cash flows from operating activities:
Net income	$799,300	$597,700
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	507,100	518,600
Changes in assets and liabilities associated with operations:
Increase in receivables	(3,898,700)	(1,488,300)
Decrease (increase) in inventories	1,030,900	(1,148,100)
Increase in prepaid expenses	(58,900)	(196,400)
Decrease in accounts payable	(2,951,300)	(1,589,100)
Decrease in other payables and accrued expenses	(1,252,400)	(1,544,900)

Net cash used in operating activities	(5,824,000)	(4,850,500)

Cash flows from investing activities:
Capital expenditures	(2,560,400)	(179,800)
Net decrease (increase) in other noncurrent assets	(339,800)	6,600

Net cash used in investing activities	(2,900,200)	(173,200)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For The Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001

Cash flows from financing activities:
Net additions under lines of credit agreement	$8,800,000	$6,500,000
Principal payments on long-term debt	(98,500)	(655,000)
Exercise of stock options	—	13,500
Purchase of treasury stock (note 7)	(18,800)	(444,700)

Net cash provided by financing activities	8,682,700	5,413,800

Net (decrease) increase in cash	(41,500)	390,100
Cash at beginning of year	853,000	361,000

Cash at end of period	$811,500	$751,100

Supplemental schedule of non-cash investing and financial activities:

On March 18, 2002, the Company announced that its Board of Directors declared a cash dividend of $.14 per share as well as a four-for-three stock split. The cash dividend and newly issued shares were distributed on April 12, 2002 to shareholders of record at the close of business on March 29, 2002. The cash dividend was paid on the number of shares outstanding prior to the stock split. Shareholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2002. Cash dividends paid April 12, 2002 totaled $403,500.

On March 20, 2001, the Company announced that the Board of Directors declared a cash dividend of $.11 per share as well as a 10% stock dividend. Both dividends were distributed on April 13, 2001. The cash dividends totaled $287,400.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Inventories — The components of inventories at March 31, 2002 and December 31, 2001 consists of the following:

	March 31, 2002	December 31, 2001

Finished products	$17,511,300	$19,404,900
Raw materials	5,487,600	4,624,900

	$22,998,900	$24,029,800

3.	Property, plant and equipment at March 31, 2002 and December 31, 2001 consists of the following:

	March 31,	December 31,
	2002	2001

Land	$2,441,400	$2,441,400
Buildings and improvements	4,776,700	4,776,700
Machinery and equipment	24,967,000	24,626,600
Office furniture and fixtures	2,382,700	2,295,900
Automotive equipment	124,000	150,900
Construction in progress	7,024,300	4,892,500

	41,716,100	39,184,000
Less accumulated depreciation	26,032,200	25,786,000

	$15,683,900	$13,398,000

4.	On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share as well as a 4 for 3 stock split. Both dividends will be distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend will be paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share

Notes to Consolidated Financial Statements, Continued

based on the closing price of the Company’s stock on March 29, 2002. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

5.	Under a fully-secured long-term line of credit agreement with its bank, as amended, the Company may borrow up to $24,000,000. The Company received a commitment from its bank in March 2002, in which the bank has agreed to provide $25,000,000 of a $45,000,000 maximum credit facility. The bank will act as sole administrative agent arranger and syndication agent and a syndicate of financial institutions arranged by the bank will be formed. The $45,000,000 credit facility will consist of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. The senior secured revolving line of credit will have a maturity of three years from the closing date. The Company expects to close the transaction in May 2002.

6.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended
	March 31

	2002	2001

Numerator:
Net income	$799,300	$597,700

Denominator:
Weighted averages shares outstanding	3,819,571	3,826,569
Assumed exercise of stock options	177,110	109,258

	3,996,681	3,935,827

7.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

8.	Reclassification — Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2002 presentation.

9.	Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142), Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

The Company’s previous business combinations were accounted for using the purchase method. The net carrying amount of goodwill and other intangible assets was $10,049,500 and $9,830,500 as of December 31, 2001 and March 31, 2002, respectively. SFAS 141 and SFAS 142 were adopted on the effective dates, and did not result in any material effects on the Company’s financial statements.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. SFAS 143 will be adopted on the effective date, and adoption is not expected to result in any material effects on the Company’s financial statements.

SFAS 144, Accounting for the Impairment of Disposal of Long-lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 was adopted on the effective date, and did not result in any material effects on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Quarter Ended March 31:

The Company reported net income of $799,300 or $.20 per diluted share in the first quarter ended March 31, 2002 as compared to $597,700 or $.15 per diluted share for the same period in 2001.

Net sales increased by 30% or $4,445,700 to $19,309,000 for the quarter ended March 31, 2002 from $14,863,300 for the same period in 2001. The increase in sales was a result of higher sales of the Company’s soil and public health insecticides and there was a stronger demand for the Company’s soil fumigant product line.

The gross profit margin for the quarter ended March 31, 2002 increased to 41% from 39% for the same period in 2001, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased to $6,521,000 for the quarter ended March 31, 2002 as compared to

$5,011,300 for the same period in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,160,900 to $2,799,300 for the quarter ended March 31, 2002 from $1,638,400 for the same period in 2001. The increase was due to increased variable selling expenses that relate to the sales mix of the Company’s products.

•	General and administrative expenses increased by $234,700 to $1,698,100 for the quarter ended March 31, 2002 as compared to $1,463,400 for the same period in 2001. Higher outside professional fees (primarily legal costs), payroll and payroll related costs and general expenses accounted for the increase.

•	Research and product development costs and regulatory registration expenses increased by $99,400 to $983,800 for the quarter ended March 31, 2002 as compared to $884,400 for the same period in 2001. The increase was due primarily to an increase in product development costs related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing costs remained virtually unchanged with a modest increase of $14,700 to $1,039,800 for the quarter ended March 31, 2002 as compared to $1,025,100 for the same period in 2001. While the Company’s sales increased 30%, these expenses did not increase at the same rate because of the product mix of sales.

Interest costs were $203,800 during the quarter ended March 31, 2002 as compared to $469,500 for same period in 2001. The Company’s average overall debt for the quarter ended March 31, 2002 was $18,604,000 as compared to $25,284,000 for the same period in 2001. Lower overall debt levels coupled with lower effective interest rates resulted in the decline in interest costs.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized in the three months ended March 31, 2001 a net gain before taxes of $465,500 as a result of the sale of a portion of its credits.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $5,824,000 in operating activities for the three months ended March 31, 2002. Net income of $799,300, non-cash depreciation and amortization of $507,100 and an decrease in inventories of $1,030,900 provided $2,337,300 of cash for operations. This was more that offset by increases in receivables and prepaid expenses of $3,898,700 and $58,900, respectively; a decrease of $4,203,700 in payables and accrued expenses.

The Company used $2,900,200 in investing activities during the quarter ended March 31, 2002. It invested $2,560,400 in capital expenditures primarily related to the re-commissioning of its facility located in Axis, Alabama, while other noncurrent assets increased by $339,800.

Financing activities provided $8,682,700 for the first three months of 2002. The Company’s net borrowings under its fully-secured revolving line of credit increased by $8,800,000. The Company made payments of its long-term debt of $98,500 and purchased 1,333 shares of treasury stock for $18,800.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”). The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama. The acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of AAA significantly increased the Company’s capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities. The Company began the commissioning phase of AAA during the third quarter of 2001 and it is anticipated that this phase will be completed sometime during the third quarter of 2002. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

Under a fully-secured long-term line of credit agreement with its bank, as amended, the Company may borrow up to $24,000,000. The Company received a commitment from its bank in March 2002, in which the bank has agreed to provide $25,000,000 of a $45,000,000 maximum credit facility. The bank will act as sole administrative agent arranger and syndication agent and a syndicate of financial institutions arranged by the bank will be formed. The $45,000,000 credit facility will consist of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. The senior secured revolving line of credit will have a maturity of three years from the closing date. The Company expects to close the transaction in May 2002.

Management continues to believe, to finance its planned manufacturing capacity (AAA), to continue to improve its working capital position, and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

The Company’s previous business combinations were accounted for using the purchase method. The net carrying amount of goodwill and other intangible assets was $10,049,500 and $9,830,500 as of December 31, 2001 and March 31, 2002, respectively. SFAS 141 and SFAS 142 were adopted on the effective dates, and did not result in any material effects on the Company’s financial statements.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. SFAS 143 will be adopted on the effective date, and adoption is not expected to result in any material effects on the Company’s financial statements.

SFAS 144, Accounting for the Impairment of Disposal of Long-lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. SFAS 144 was adopted on the effective date, and did not result in any material effects on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES

General

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

The asset and liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statements bases and tax bases of assets and liabilities at the date of the financial statements using the provisions of the tax laws then in effect.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes from the disclosures in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2001.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1. Legal Proceedings

The Company is involved in legal proceedings arising in the ordinary course of its business. The results of litigation cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, and adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

Item 6. Exhibits and Reports on Form 8-K

(b)	The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 10, 2002	By:	/s/ Eric G. Wintemute

Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 10, 2002	By:	/s/ J. A. Barry

J. A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director