Form 10-Q
period 2002-06-30
AMERICAN VANGUARD CORP
filed 2002-08-14
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _____

Commission file number 0-6354

AMERICAN VANGUARD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660

(Address of principal executive offices)	(Zip Code)

(949) 260-1200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value — 3,867,451 shares outstanding as of August 9, 2002.

AMERICAN VANGUARD CORPORATION

INDEX

		Page Number

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

	Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001	1

	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements	6

Item 2.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.

	Quantitative and Qualitative Disclosure About Market Risk	18

PART II - OTHER INFORMATION		19

SIGNATURE PAGE		20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	For the three months		For the six months
	ended June 30		ended June 30

	2002	2001	2002	2001

Net sales	$21,618,900	$19,908,900	$40,927,900	$34,772,200
Cost of sales	11,042,200	10,661,200	22,354,200	19,723,600

Gross profit	10,576,700	9,247,700	18,573,700	15,048,600
Operating expenses	8,754,400	7,481,100	15,275,400	12,492,400

Operating income before non-recurring items	1,822,300	1,766,600	3,298,300	2,556,200
Settlement income	—	(88,100)	—	(296,400)
Gain on sale of emission credits	—	—	—	(465,500)

Operating income	1,822,300	1,854,700	3,298,300	3,318,100
Interest expense	271,300	492,500	475,100	962,000
Interest income	(5,500)	(2,500)	(12,200)	(4,800)
Interest capitalized	(243,600)	—	(243,600)	—

Income before income taxes	1,800,100	1,364,700	3,079,000	2,360,900
Income taxes	675,100	545,800	1,154,700	944,300

Net income	$1,125,000	$818,900	$1,924,300	$1,416,600

Earnings per common share	$.29	$.21	$.50	$.37

Earnings per common share — assuming dilution	$.28	$.21	$.48	$.36

Weighted average shares outstanding (note 4)	3,829,760	3,823,671	3,829,286	3,825,112

Weighted average shares outstanding — assuming dilution (notes 4 & 6)	4,039,909	3,928,132	4,025,074	3,927,023

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (note 7)

	June 30,	Dec. 31,
	2002	2001

	(Unaudited)	(Note)
Current assets:
Cash	$868,700	$853,000
Receivables:
Trade	12,180,400	16,885,400
Other	451,100	229,200

	12,631,500	17,114,600

Inventories (note 2)	26,773,600	24,029,800
Prepaid expenses	1,323,400	1,145,900
Deferred tax asset	1,231,700	1,231,700

Total current assets	42,828,900	44,375,000
Property, plant and equipment, net (note 3)	17,590,700	13,398,000
Land held for development	210,800	210,800
Intangible assets	11,384,900	10,049,500
Other assets	681,800	531,600

	$72,697,100	$68,564,900

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	Dec. 31,
	2002	2001

	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$790,900	$701,800
Accounts payable	5,649,500	9,400,300
Accrued expenses and other payables	7,738,500	8,895,100

Total current liabilities	14,178,900	18,997,200
Long-term debt, excluding current installments (note 5)	21,677,100	14,163,900
Other long-term liabilities	—	83,300
Deferred income taxes	1,362,200	1,362,200

Total liabilities	37,218,200	34,606,600

Stockholders’ Equity:
Preferred stock, $.10 par value per share; Authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued and outstanding 4,161,949 shares at June 30, 2002 and 4,160,000 shares at December 31, 2001 (note 4)	416,200	416,000
Additional paid-in capital (note 4)	9,231,800	9,213,400
Retained earnings (note 4)	27,692,300	26,171,500

	37,340,300	35,800,900
Less treasury stock at cost, 340,642 shares at June 30, 2002 and 339,809 shares at December 31, 2001	1,861,400	1,842,600

Total stockholders’ equity	35,478,900	33,958,300

	$72,697,100	$68,564,900

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2002 and 2001
(Unaudited)

Increase (decrease) in cash	2002	2001

Cash flows from operating activities:
Net income	$1,924,300	$1,416,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,137,400	1,037,400
Changes in assets and liabilities associated with operations:
Decrease in receivables	4,483,100	7,099,400
Increase in inventories	(2,743,800)	(3,752,000)
Increase in prepaid expenses	(177,500)	(64,100)
Decrease in accounts payable	(3,750,800)	(3,895,400)
Decrease in other payables and accrued expenses	(1,239,900)	(77,800)

Net cash provided by (used in) operating activities	(367,200)	1,764,100

Cash flows from investing activities:
Capital expenditures	(6,665,500)	(1,993,400)
Net (increase) decrease in other noncurrent assets	(150,200)	12,300

Net cash used in investing activities	(6,815,700)	(1,981,800)

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

or The Six Months Ended June 30, 2002 and 2001

(Unaudited)

Increase (decrease) in cash	2002	2001

Cash flows from financing activities:
Proceeds from (payments on) lines of credit agreement	$(2,200,000)	$2,700,000
Proceeds from issuance of long-term debt	10,000,000	—
Payments on long-term debt	(197,700)	(811,200)
Proceeds from issuance of common stock	18,600	47,500
Payment of cash dividends	(403,500)	(287,400)
Purchase of treasury stock	(18,800)	(460,300)

Net cash provided by financing activities	7,198,600	1,188,600

Increase (decrease) in cash	15,700	971,600
Cash at beginning of year	853,000	361,000

Cash as of June 30	$868,700	$1,332,600

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Inventories — The components of inventories consist of the following:

	June 30, 2002	December 31, 2001

Finished products	$20,794,000	$19,404,900
Raw materials	5,979,600	4,624,900

	$26,773,600	$24,029,800

3.	Property, plant and equipment at June 30, 2002 and December 31, 2001 consists of the following:

	June 30,	December 31,
	2002	2001

Land	$2,441,400	$2,441,400
Buildings and improvements	4,776,700	4,776,700
Machinery and equipment	25,130,700	24,626,600
Office furniture and fixtures	2,420,800	2,295,900
Automotive equipment	124,000	150,900
Construction in progress	9,103,200	4,892,500

	43,996,800	39,184,000
Less accumulated depreciation	26,406,100	25,786,000

	$17,590,700	$13,398,000

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4.	On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share as well as a 4-for-3 stock split. Both dividends were distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend was paid on the number of shares outstanding prior to the 4-for-3 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional shares based on the closing price of the Company’s stock on March 29, 2002. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

5.	In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The Bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consists of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, at a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit matures on May 31, 2005. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date.

6.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

     The components of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Numerator:
Net income	$1,125,000	$818,900	$1,924,300	$1,416,600

Denominator:
Weighted averages shares outstanding	3,829,760	3,823,671	3,829,286	3,825,112
Assumed exercise of stock options	210,149	104,461	195,788	101,911

	4,039,909	3,928,132	4,025,074	3,927,023

7.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

8.	Reclassification — Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2002 presentation.

9.	Recent Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

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

The Company’s previous business combinations were accounted for using the purchase method. The net carrying amount of goodwill and other intangible assets was $10,049,500 and $11,384,900 as of December 31, 2001 and June 30, 2002, respectively. SFAS 141 and SFAS 142 were adopted on the effective dates, and did not result in any material effects on the Company’s financial statements.

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

In April 2002, the FASB issued SFAS Statement No. 145, Rescission of FASB Statements 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

The Company reported net income of $1,125,000 or $.28 per diluted share in the second quarter ended June 30, 2002 as compared to $818,900 or $.21 per diluted share for the same period in 2001.

Net sales increased by 9% or $1,710,000 to $21,618,900 for the quarter ended June 30, 2002 from $19,908,900 for the same period in 2001. The increase in sales was a result of higher sales of the Company’s insecticide and herbicide products. The Company’s corn soil insecticide product, Fortress, which was acquired in 2000, saw especially strong growth.

The gross profit margin for the quarter ended June 30, 2002 increased to 49% from 47% for the same period in 2001, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased to $8,754,400 for the quarter ended June 30, 2002 as compared to $7,481,100 for the same period in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $102,800 to $3,924,800 for the quarter ended June 30, 2002 from $3,822,000 for the same period in 2001. The increase was due to increased variable selling expenses that relate to the sales mix of the Company’s products as well as an increase in payroll and payroll related items.

•	General and administrative expenses increased by $874,300 to $2,237,900 for the quarter ended June 30, 2002 as compared to $1,363,600 for the same period in 2001. The increase was due to increases in outside professional fees (primarily legal), payroll and payroll related costs coupled with the fact that the same period in 2001 realized the benefit of certain costs that were capitalized in commissioning of the Company’s Axis, Alabama facility.

•	Research and product development costs and regulatory registration expenses increased by $183,500 to $1,166,800 for the quarter ended June 30, 2002 as compared to $983,300 for the same period in 2001. The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing increased by $112,700 to $1,424,900 for the quarter ended June 30, 2002 as compared to $1,312,200 for the same period in 2001. The increase was a result of the product mix of sales.

Interest costs before capitalized interest and interest income were $271,300 during the quarter ended June 30, 2002 as compared to $492,500 for same period in 2001. The Company’s average overall debt for the quarter ended June 30, 2002 was $23,045,600 as compared to $27,869,400 for the same period in 2001. Lower overall debt levels coupled with lower effective interest rates resulted in the decline in gross interest costs. The Company capitalized $243,600 of interest costs related to the re-commissioning of the Company’s Axis, Alabama facility during the quarter ended June 30, 2002.

The Company settled a dispute over data compensation which resulted in a net gain before taxes of $88,100 for the three months ended June 30, 2001.

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

Six Months Ended June 30:

The Company reported net income of $1,924,300 or $.48 per diluted share in the six months ended June 30, 2002 as compared to $1,416,600 or $.36 per diluted share for the same period in 2001.

Net sales increased by 18% or $6,155,700 to $40,927,900 for the six months ended June 30, 2002 from $34,772,200 for the same period in 2001. The increase in sales was a result of higher sales of the Company’s soil and public health insecticides and there was a stronger demand for the Company’s soil fumigant product line.

The gross profit margin for the six months ended June 30, 2002 increased to 45% from 43% for the same period in 2001, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased to $15,275,000 for the six months ended June 30, 2002 as compared to $12,492,400 for the same period in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,263,500 to $6,724,000 for the six months ended June 30, 2002 from $5,460,500 for the same period in 2001. The increase was due to increased variable selling expenses that relate to the sales mix of the Company’s products.

•	General and administrative expenses increased by $1,108,800 to $3,935,700 for the six months ended June 30, 2002 as compared to $2,826,900 for the same period in 2001. The increase was to increases in outside professional fees (primarily legal), payroll and payroll related costs coupled with the fact that the same period in 2001 realized the benefit of certain costs that were capitalized in commissioning of the Company’s Axis, Alabama facility.

•	Research and product development costs and regulatory Registration expenses increased by $282,900 to $2,150,600 for the six months ended June 30, 2002 as compared to $1,867,700 for the same period in 2001. The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing increased by $127,400 to $2,464,700 for the six months ended June 30, 2002 as compared to $2,337,300 for the same period in 2001. While the Company’s sales increased 18%, these expenses did not increase at the same rate because of the product mix of sales.

Interest costs before capitalized interest and interest income were $475,100 during the six months ended June 30, 2002 as compared to $962,000 for same period in 2001. The Company’s average overall debt for the six months ended June 30, 2002 was $20,842,000 as compared to $26,709,400 for the same period in 2001. Lower overall debt levels coupled with lower effective interest rates resulted in the decline in gross interest costs. The Company capitalized $243,600 of interest costs related to the re-commissioning of the Company’s Axis, Alabama facility during the six months ended June 30, 2002.

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

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 for the six months ended June 30, 2001. The Company also settled a dispute over data compensation which resulted in a net gain before taxes of $88,100 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $367,200 in operating activities for the six months ended June 30, 2002. Net income of $1,924,300, non-cash depreciation and amortization of $1,137,400 and an decrease in receivables of $4,483,100 provided $7,544,800 of cash for operations. This was more that offset by increases in inventories and prepaid expenses of $2,743,800 and $177,500, respectively; and a decrease of $4,990,700 in payables and accrued expenses.

The Company used $6,815,700 in investing activities during the six months ended June 30, 2002. It invested $4,891,900 in capital expenditures primarily related to the re-commissioning of its facility located in Axis, Alabama. The Company also increased intangible assets by $1,773,600 related to business acquisitions while other noncurrent assets increased by $150,200.

Financing activities provided $7,198,600 for the first six months of 2002. The Company’s received proceeds from long-term debt of $10,000,000. The Company made payments of its long-term debt of $2,397,700, of which, $2,200,000 were payments on its fully-secured line of credit agreement. The Company also paid $403,500 in cash dividends, purchased treasury stock for $18,800 and received $18,600 from the issuance of common stock.

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

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”)

acted as sole administrative agent arranger and syndication agent. The Bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consists of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, at a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit matures on May 31, 2005. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date.

Management continues to believe, to finance its planned manufacturing capacity (AAA), to continue to improve its working capital position, and maintain flexibility in financing interim needs, it is prudent to explore alternate sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

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

The Company’s previous business combinations were accounted for using the purchase method. The net carrying amount of goodwill and other intangible assets was $10,049,500 and $11,384,900 as of December 31, 2001 and June 30, 2002, respectively. SFAS 141 and SFAS 142 were adopted on the effective dates, and did not result in any material effects on the Company’s financial statements.

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

In April 2002, the FASB issued SFAS Statement No. 145, Rescission of FASB Statements 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under

EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 21, 2002 and there were two matters voted on at the meeting.

1.	Elections of directors: The seven nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

	Votes	Votes Cast Against
Director	Cast For	or Withheld

Herbert A. Kraft	3,408,447	9,441
Glenn A. Wintemute	3,408,447	9,441
Eric G. Wintemute	3,408,447	9,441
James A. Barry	3,405,382	12,506
John B. Miles	3,405,382	12,506
Jay R. Harris	3,408,447	9,441
Carl R. Soderlind	3,408,447	9,441

2.	A proposal by management relating to approval of the amended American Vanguard Corporation 1994 Stock Incentive Plan was submitted to a vote of stockholders. The Board recommended a vote for the proposal. A total of 2,816,716 votes were cast in favor of this proposal, a total of 548,313 votes were cast against it and 52,859 votes were counted as abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Date of the Report:	June 19, 2002

Description: On June 19, 2002, American Vanguard Corporation issued a press release announcing that Amvac Chemical Corporation, a wholly-owned subsidiary of American Vanguard Corporation, had acquired the Folex cotton defoliant business conducted in the United States by Aventis CropScience USA prior to Bayer AG’s acquisition of Aventis CropScience S.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 12, 2002	By:	/s/ Eric G. Wintemute

Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 12, 2002	By:	/s/ J. A. Barry

J. A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director

EXHIBIT INDEX
Exhibit	Description

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002