Form 10-Q
period 2002-09-30
AMERICAN VANGUARD CORP
filed 2002-11-14
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-6354

AMERICAN VANGUARD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	95-2588080 (I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660

(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.10 Par Value — 3,878,134 shares as of November 11, 2002.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(Unaudited)

	For the three months		For the nine months
	ended September 30		ended September 30

	2002	2001	2002	2001

Net sales	$30,555,700	$24,655,500	$71,483,600	$59,427,700

Cost of sales	17,770,700	13,239,700	40,124,900	32,963,300

Gross profit	12,785,000	11,415,800	31,358,700	26,464,400

Operating expenses	9,821,900	8,649,400	25,097,300	21,141,800

Operating income before non-recurring items	2,963,100	2,766,400	6,261,400	5,322,600

Settlement income	—	—	—	(296,400)

Gain on sale of emission credits	—	—	—	(465,500)

Operating Income	2,963,100	2,766,400	6,261,400	6,084,500

Interest expense	248,300	300,800	723,400	1,262,800

Interest income	(6,500)	(8,600)	(18,700)	(13,400)

Interest capitalized	(103,200)	—	(346,800)	—

Income before income taxes	2,824,500	2,474,200	5,903,500	4,835,100

Income taxes	1,059,100	989,700	2,213,800	1,934,000

Net income	$1,765,400	$1,484,500	$3,689,700	$2,901,100

Earnings per common share	$.46	$.39	$.96	$.76

Earnings per common share- assuming dilution	$.44	$.38	$.92	$.74

Weighted average shares outstanding (note 4 & 6)	3,876,374	3,828,604	3,845,155	3,826,288

Weighted average shares outstanding — assuming dilution (notes 4 & 6)	4,048,451	3,918,031	4,032,031	3,910,427

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS (note 7)

	September 30,	Dec. 31,
	2002	2001

	(Unaudited)	(Note)

Current assets:

Cash	$601,800	$853,000

Receivables:

Trade	20,412,300	16,885,400

Other	402,000	229,200

	20,814,300	17,114,600

Inventories (note 2)	26,313,900	24,029,800

Prepaid expenses	892,200	1,145,900

Deferred tax asset	1,231,700	1,231,700

Total current assets	49,853,900	44,375,000

Property, plant and equipment, net (note 3)	19,476,200	13,398,000

Land held for development	210,800	210,800

Intangible assets	11,126,500	10,049,500

Other assets	635,000	531,600

	$81,302,400	$68,564,900

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	Dec. 31,
	2002	2001

	(Unaudited)	(Note)
Current liabilities:

Current installments of long-term debt	$1,573,500	$701,800

Accounts payable	7,800,700	9,400,300

Accrued expenses and other payables	9,900,700	8,895,100

Total current liabilities	19,274,900	18,997,200

Long-term debt, excluding current installments (note 5)	23,508,800	14,163,900

Other long-term liabilities	—	83,300

Deferred income taxes	1,362,200	1,362,200

Total liabilities	44,145,900	34,606,600

Stockholders’ Equity:

Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—

Common stock, $.10 par value per share, authorized 10,000,000 shares; issued and outstanding 4,238,023 shares at September 30, 2002 and 4,160,000 shares at December 31, 2001 (note 4)	423,800	416,000

Additional paid-in capital (note 4)	9,706,700	9,213,400

Retained earnings (note 4)	29,262,400	26,171,500

	39,392,900	35,800,900

Less treasury stock at cost 359,889 shares at September 30, 2002 and 339,809 shares at December 31, 2001	2,236,400	1,842,600

Total stockholders’ equity	37,156,500	33,958,300

	$81,302,400	$68,564,900

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2002 and 2001

(Unaudited)

Increase (decrease) in cash	2002	2001

Cash flows from operating activities:

Net income	$3,689,700	$2,901,100

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	1,787,300	1,532,600

Changes in assets and liabilities associated with operations:

Decrease (increase) in receivables	(3,699,700)	9,167,600

Increase in inventories	(2,284,100)	(4,382,400)

(Increase)decrease in prepaid expenses	253,700	(535,300)

Increase (decrease) in accounts payable	(1,599,600)	205,100

Increase in other payables and accrued expenses	728,400	1,813,300

Net cash provided by (used in) operating activities	(1,124,300)	10,702,000

Cash flows from investing activities:

Capital expenditures	(7,091,200)	(2,245,800)

Net decrease (increase) in other noncurrent assets	(1,954,700)	14,400

Net cash used in investing activities	(9,045,900)	(2,231,400)

(Continued)

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

For The Nine Months Ended September 30, 2002 and 2001

(Unaudited)

Increase (decrease) in cash	2002	2001

Cash flows from financing activities:

Proceeds from (payments on) lines of credit agreement	$900,000	$(5,800,000)

Proceeds from issuance of long-term debt	10,000,000	—

Payments on long-term debt	(683,400)	(1,543,600)

Proceeds from issuance of common stock	501,100	70,200

Purchase of treasury stock	(393,800)	(586,300)

Payment of cash dividends	(404,900)	(287,100)

Net cash provided by (used in) financing activities	9,919,000	(8,146,800)

Net increase (decrease) in cash	(251,200)	323,800

Cash at beginning of year	853,000	361,000

Cash as of September 30	$601,800	$684,800

Supplemental schedule of non-cash investing and financial activities:

On September 19, 2002, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was paid on October 18, 2002 to stockholders of record as of the close of business on October 4, 2002. The Company recorded a liability and a reduction of retained earnings for $193,900 as of September 30, 2002.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Inventories — The components of inventories consist of the following:

	Sept. 30, 2002	December 31, 2001

Finished products	$19,060,900	$19,404,900

Raw materials	7,253,000	4,624,900

	$26,313,900	$24,029,800

3.	Property, plant and equipment at September 30, 2002 and December 31, 2001 consists of the following:

	Sept. 30,	December 31,
	2002	2001

Land	$2,441,400	$2,441,400

Buildings and improvements	4,785,500	4,776,700

Machinery and equipment	25,218,600	24,626,600

Office furniture and fixtures	2,367,000	2,295,900

Automotive equipment	124,000	150,900

Construction in progress	11,148,100	4,892,500

	46,084,600	39,184,000

Less accumulated depreciation	26,608,400	25,786,000

	$19,476,200	$13,398,000

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	On September 19, 2002, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was distributed on October 18, 2002 to stockholders of record at the close of business on October 4, 2002.

On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 ($.105 as adjusted for 4-for-3 stock split) per share as well as a 4-for-3 stock split. Both dividends were distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend was paid on the number of shares outstanding prior to the 4-for-3 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional shares based on the closing price of the Company’s stock on March 29, 2002. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Numerator:

Net income	$1,765,400	$1,484,500	$3,689,700	$2,901,100

Denominator:

Weighted averages shares outstanding	3,876,374	3,828,604	3,845,155	3,826,288

Assumed exercise of stock options	172,077	89,427	186,876	84,139

	4,048,451	3,918,031	4,032,031	3,910,427

7.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

8.	Reclassification — Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2002 presentation.

9.	Recent Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (FASB) finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill,

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company’s previous business combinations were accounted for using the purchase method. The net carrying amount of goodwill and other intangible assets was $10,049,500 and $11,126,500 as of December 31, 2001 and September 30, 2002, respectively. SFAS 141 and SFAS 142 were adopted on the effective dates, and did not result in any material effects on the Company’s financial statements.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

RESULTS OF OPERATIONS

Quarter Ended September 30:

The Company reported net income of $1,765,400 or $.44 per diluted share in the third quarter ended September 30, 2002 as compared to $1,484,500 or $.38 per diluted share for the same period in 2001.

Net sales increased by 24% or $5,900,200 to $30,555,700 for the quarter ended September 30, 2002 from $24,655,500 for the same period in 2001. A significant portion of the sales increase came from the Company’s cotton defoliant product line that was acquired in June 2002. The Company also had increased sales of its soil fumigant product line.

The gross profit margin for the quarter ended September 30, 2002 declined to 42% from 46% for the same period in 2001, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased by $1,172,500 or 14% to $9,821,900 for the quarter ended September 30, 2002 as compared to

$8,649,400 for the same period in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $484,000 or 16% to $3,565,100 for the quarter ended September 30, 2002 from $3,081,100 for the same period in 2001. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales.

•	General and administrative expenses declined by $115,700 or 5% to $2,085,600 for the quarter ended September 30, 2002 as compared to $2,201,300 for the same period in 2001. The decrease was due to a decline in outside professional fees and payroll and payroll related items.

•	Research and product development costs and regulatory registration expenses increased by $465,000 or 31% to $1,967,200 for the quarter ended September 30, 2002 as compared to $1,502,200 for the same period in 2001. The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing increased by $339,200 or 18% to $2,204,000 for the quarter ended September 30, 2002 as compared to $1,864,800 for the same period in 2001. The increase was related to increased sales.

Interest costs before capitalized interest and interest income were $248,300 during the quarter ended September 30, 2002 as compared to $300,800 for same period in 2001. The Company’s average overall debt for the quarter ended September 30, 2002 was $24,098,000 as compared to $ 19,801,000 for the same period in 2001. Lower effective interest rates resulted in the decline in interest costs. The Company capitalized $103,200 of interest costs related to the re-commissioning of the Company’s Axis, Alabama facility during the quarter ended September 30, 2002.

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

Nine Months Ended September 30:

The Company reported net income of $3,689,700 or $.92 per diluted share in the nine months ended September 30, 2002 as compared to $2,901,100 or $.74 per diluted share for the same period in 2001.

Net sales increased by 20% or $12,055,900 to $71,483,600 for the nine months ended September 30, 2002 from $59,427,700 for the same period in 2001. The increase in sales was a result of increased sales of the Company’s soil fumigants, insecticides and herbicide product lines which served to more than offset a decline in the Company’s fungicide and plant growth regulators product lines.

The gross profit margin for the nine months ended September 30, 2002 declined to 44% from 45% for the same period in 2001, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased by $3,955,500 or 19% to $25,097,300 for the nine months ended September 30, 2002 as compared to $21,141,800 for the same period in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,747,800 or 20% to $10,289,200 for the nine months ended September 30, 2002 from $8,541,400 for the same period in 2001. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales.

•	General and administrative expenses increased by $993,300 or 20% to $6,021,600 for the nine months ended September 30, 2002 as compared to $5,028,300 for the same period in 2001. The increase was due to increases in outside professional fees (primarily legal), coupled with the fact that the same period in 2001 realized the benefit of certain costs that were capitalized in the re-commissioning of the Company’s Axis, Alabama facility.

•	Research and product development costs and regulatory registration expenses increased by $747,800 or 22% to $4,117,800 for the nine months ended September 30, 2002 as compared to $3,370,000 for the same period in 2001. The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery, storage and warehousing increased by $466,600 or 11% to $4,668,700 for the nine months ended September 30, 2002 as compared to $4,202,100 for the same period in 2001. While the Company’s sales increased 20%, these expenses did not increase at the same rate because of the product mix of sales.

Interest costs before capitalized interest and interest income were $723,400 during the nine months ended September 30, 2002 as compared to $1,262,800 for same period in 2001. The Company’s average overall debt for the nine months ended September 30, 2002 was $22,671,000 as compared to $24,283,000 for the same period in 2001. Lower effective interest rates coupled with lower overall debt levels resulted in the decline in interest costs. The Company capitalized $346,800 of interest costs related to the re-commissioning of the Company’s Axis, Alabama facility during the nine ended September 30, 2002.

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

     The burdens on public companies in the United States and on their officers and directors are increasing significantly. The federal Sarbanes-Oxley Act of 2002 (“the Act”), the board corporate reform law passed by the U.S. Congress and signed by President George Bush in July 2002, pending American Stock Exchange (“AMEX”) rule changes, and additional new U.S. Securities and Exchange Commission (“SEC”) and other regulatory rules and changing market practices, are likely to collectively have a long-term impact on the governance, accounting, audit processes and SEC reporting of American Vanguard Corporation. Because the Sarbanes-Oxley Act directs the SEC to implement and interpret the new law by creating an array of new regulations, there is uncertainty as to certain implications for the Company and other public companies. The Company intends to fully comply with the Act. The Company has engaged an expert from McDermott, Will & Emery to review the Act with the Company's executive management and Board of Directors. The Company's Board of Directors held a special meeting in October 2002 for the sole purpose of reviewing the Act. Additionally, Eric G. Wintemute, President and Chief Executive Officer of American Vanguard Corporation, attended a conference hosted by AMEX during which the Act was extensively reviewed. The Company has found AMEX to be very helpful and the Company will continue to work with its legal experts and AMEX to assure compliance with the Act. The Company is not able to qualify, at this time, the costs associated with compliance with the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,124,300 in operating activities for the nine months ended September 30, 2002. Net income of $3,689,700, non-cash depreciation and amortization of $1,787,300 and a decrease of $253,700 in prepaid expenses provided $5,730,700 of cash for operations. This was more than offset by increases in receivables and inventory of $3,699,700 and $2,284,100, respectively; and a decrease of $871,200 in payables and accrued expenses which used $6,855,000 in operating activities.

The Company used $9,045,900 in investing activities during the nine months ended September 30, 2002. It invested $7,091,200 in capital expenditures of which approximately $5,600,000 relates to the re-commissioning of its facility located in Axis, Alabama. The Company also increased intangible and other noncurrent assets by $1,954,700.

Financing activities provided $9,919,000 for the first nine months of 2002. The Company received proceeds from long-term debt of $10,000,000. The Company made payments of its long-term debt of $683,400 while its net borrowings under its fully-secured revolving line of credit increased by $900,000. The Company also paid $404,900 in cash dividends, purchased treasury stock for $393,800 and received $501,100 from the issuance of common stock.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”). The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama. The acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of AAA significantly increased the Company’s capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities. The Company began the commissioning phase of AAA during the third quarter of 2001 and this phase was nearly completed as of September 30, 2002. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The Bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consists of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit matures on May 31, 2005. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date.

Management continues to believe, to finance its planned manufacturing capacity (AAA), to continue to improve its working capital position, and maintain flexibility in financing interim needs, it will continue to explore alternate sources of financing.

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

The Company’s previous business combinations were accounted for using the purchase method. The net carrying amount of goodwill and other intangible assets was $10,049,500 and $11,126,500 as of December 31, 2001 and September 30, 2002, respectively. SFAS 141 and SFAS 142 were adopted on the effective dates, and did not result in any material effects on the Company’s financial statements.

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

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Date of the Report:	July 29, 2002

Description: On July 23, 2002, American Vanguard Corporation issued a press release announcing that Amvac Chemical Corporation, a wholly-owned subsidiary of American Vanguard Corporation, had acquired certain assets associated with the Ambush 25 WP insecticide business from Syngenta Crop Protection, Inc.

Date of Report:	August 9, 2002

Description: On July 29, 2002, American Vanguard Corporation issued a press release announcing that Amvac Chemical Corporation had acquired, from Flowserve U.S., Inc., all of Flowserve’s assets associated with the SmartBox closed delivery system.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 11, 2002	By:	/s/ ERIC G. WINTEMUTE Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 11, 2002	By:	/s/ JAMES A. BARRY James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director

AMERICAN VANGUARD CORPORATION

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Eric G. Wintemute, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Vanguard Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer

AMERICAN VANGUARD CORPORATION

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, James A. Barry, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Vanguard Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002

/s/ JAMES A. BARRY
James A. Barry
Chief Financial Officer

INDEX TO EXHIBITS

      Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.