Form 10-K
period 2002-12-31
AMERICAN VANGUARD CORP
filed 2003-03-31
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From To

Commission file number 0-6354

AMERICAN VANGUARD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2588080
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

4695 MacArthur Court, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 260-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The number of shares of $.10 par value Common Stock outstanding as of March 21, 2003, was 5,817,201. The aggregate market value of the voting stock of the registrant held by non-affiliates at March 21, 2003, was $64,160,800. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934  Yes ☐  No  ☒

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2002

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

ITEM 1     BUSINESS

American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd. (“Chemical UK”), Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”) (Refer to Export Operations), and Environmental Mediation, Inc.

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

In February 2003, AMVAC acquired the global Pre-Harvest Protection business from Pace International, L.L.C. (“Pace”). Pace’s global Pre-Harvest Protection business encompasses five product lines:

•	Deadline®—a line of snail and slug control products used in agriculture and by commercial landscapers;

•	Hivol®44—a plant growth regulator used primarily in citrus;

•	Hinder™—a deer and rabbit repellant;

•	Bac-Master™—streptomycin antibiotic used primarily to control Fire Blight (a bacterial disease of apples and peers that kills blossoms, shoots, limbs, and sometimes, entire trees; and

•	Leffingwell® Supreme 415 Oil™—a horticultural oil insecticide for aphids, mites and scale.

Pace will continue to manufacture Deadline and Hinder under a multi-year supply agreement with AMVAC. Additionally, AMVAC has an option to acquire Pace’s Deadline manufacturing facility in Yakima County, Washington.

In January 2003, AMVAC acquired the Evital 5G cranberry herbicide business conducted in the United States from Syngenta Crop Protection, Inc.

In July 2002, AMVAC acquired from Flowserve U.S. Inc., all of its assets associated with the SmartBox closed delivery system. The SmartBox system electronically dispenses granular crop protection products, replacing older technology that utilizes mechanically driven sprockets and chains. The state-of-the-art SmartBox technology allows farmers to apply crop protection products accurately and efficiently while avoiding contact with the product. The computer controller enables farmers to monitor and change application rates while planting and provides the farmer with a permanent record of application. AMVAC assumed a position in the SmartBox partnership in 2000 at the same time it acquired the Fortress® corn soil insecticide business from DuPont. That same year, AMVAC sold its Fortress 5G (5% active ingredient—chlorethoxyfoxs) corn soil insecticide to the American farmer in the SmartBox system. Later that year, AMVAC secured exclusive marketing rights in the U.S. Bayer CropScience’s Aztec® 4.67G corn soil insecticide. By offering both products, AMVAC provides farmers a choice of two different chemistries to apply through the SmartBox system. This allows farmers to rotate products from year to year, thereby preventing insects from building resistance to any one specific product. AMVAC is currently looking at utilizing this system for other crops where the safety features of the system would provide an important benefit.

In July 2002, AMVAC acquired from Syngenta Crop Protection, Inc. (“Syngenta”) all U.S. EPA end-use product registrations and data support as well as a license to the Ambush 25WP trademark (wettable powder formulation) insecticide business in the United States. Syngenta will continue to own the rights and assets of the liquid formulation (Ambush 2EC) in the United States.

In June 2002, AMVAC acquired the Folex cotton defoliant business conducted in the United States by Aventis CropScience USA prior to Bayer AG’s acquisition of Aventis CropScience S.A. The purchase included the U.S. EPA end-use product registration for Folex as well as the Folex trademark and product inventories. In addition, an existing supply agreement with Bayer Corporation providing for the supply of active ingredient and access to data in support of the end-use product registration has been assigned to AMVAC, allowing AMVAC to purchase the active ingredient in Folex from Bayer. Bayer markets a product under its trademark Def® which is similar to Folex, and continues to sell Def following its acquisition of Aventis.

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

In May 2000, AMVAC acquired the worldwide Dacthal® (“DCPA”) herbicide business from GB Biosciences Corporation. The purchase included the worldwide rights, including U.S. Environmental Protection Agency (“EPA”) registration rights and similar regulatory entities in other countries, manufacturing and process technology, trademarks and all product related intellectual property. Dacthal has been sold for weed control in crops such as onions, garlic, cauliflower, cotton and strawberries for approximately thirty years.

In February 2000, AMVAC acquired the Fortress® soil insecticide business from DuPont. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included certain rights and obligations to a closed (“SmartBox”) delivery system as well as DuPont’s existing finished and semi-finished inventory including the closed delivery system containers. Fortress insecticide provides control of the corn rootworm, a devastating pest in corn.

In addition to the product line acquisitions disclosed above, in November 1998, AMVAC acquired the U.S. Dibrom® insecticide business from Valent USA Corporation (“Valent”), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all EPA registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC had manufactured and formulated Dibrom® prior to its acquisition, dating back to 1981, for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom® prior to Valent. AMVAC has owned the international rights to the Dibrom® product line since 1991. In 1997 AMVAC purchased the rights, title and interest to Vapam® (Metam Sodium), a soil fumigant, from Zeneca, Inc. The purchase included inventories of Vapam®, EPA registration rights issued under FIFRA and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. In 1993 AMVAC purchased from E.I. du Pont de Nemours & Company

(“Du Pont”) the rights, title and interest (including Du Pont’s EPA registration rights) in Bidrin®, an insecticide for cotton crops, and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid (“NAA”) plant growth regulator product line including Rhone-Poulenc’s EPA registration rights.

The agricultural chemical industry in general is cyclical in nature. The demand for AMVAC’s products tends to be slightly seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

The Company does not believe that backlog is a significant factor in its business. The Company primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

ConAgra, Inc., Agriliance and Helena Chemical Company accounted for 22%, 12% and 10%, respectively of the Company’s sales in 2002. ConAgra, Inc. accounted for 23% of the Company’s sales in 2001. ConAgra, Inc., Tenkoz and Helena Chemical accounted for 24%, 13% and 11%, respectively, of the Company’s sales in 2000. ConAgra, Agriliance and Helena are distributors of the Company’s products. Tenkoz is a buying cooperative of various companies.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of price, the quality of its products and the technical service and support given to its customers. The inability of AMVAC to effectively compete in several of AMVAC’s principal products would have a material adverse effect on AMVAC’s results of operations.

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. As previously mentioned, the Company has attempted to position AMVAC in smaller niche markets which are no longer of strong focus to larger companies. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC’s successful acquisitions of Dacthal®, Fortress®, Dibrom®, Vapam®, Bidrin® and NAA.

AMVAC’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents. AMVAC’s products also receive protection afforded by the effect of FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC’s products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,939,600, $2,433,300 and $2,555,200 during 2002, 2001 and 2000 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,300,000 in 2003. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART I, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

Raw Materials

The Company utilizes numerous firms as well as internal sources to supply the various raw materials and components used by AMVAC in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, the Company seeks to secure its supply by either long-term arrangements or advance purchases from its suppliers. Recent increases in energy costs are expected to have an impact on the Company. The ultimate impact, of which, cannot be measured at this time. The Company believes that it is considered to be a valued customer to such sole-source suppliers.

Environmental

During 2002, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Investigation and potential remediation activities are planned to be implemented in a phased approach over the next one to two years under the oversight of the DTSC. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

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

Employees

As of March 21, 2003, the Company employed approximately 207 persons. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2002, 2001 and 2000.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2002	2001	2000
Export Sales	$7,469,900	$6,086,600	$6,210,200

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

AMVAC owns approximately 42 acres of unimproved land in Texas for possible future expansion.

GemChem’s, Chemical UK’s and Quimica AMVAC’s facilities consist of administration and sales offices which are leased.

The Company believes its properties to be suitable and adequate for its current purposes.

ITEM 3     LEGAL PROCEEDINGS

DBCP LAWSUITS

A.    Hawaii Matters

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al (“Patrickson Case”) alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading

Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Equador. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. For the last five years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001. As of December 31, 2002 and up to the present, the case is pending before the U.S. Supreme Court. Oral argument was held on January 22, 2003. A decision will not likely be issued for several months.

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

B.    Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., In., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’(who are former banana workers and citizens of various Central American countries) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

C.    Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et. al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. The cases remain in a holding pattern, pending resolution of various jurisdictional issues in the other banana workers’ suits. The early focus of these cases will be on procedural issues. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in Delgado/Carcamo below. In January 2002, the court requested clarification from the parties of the number of claims that have not been settle. In September 2002, the plaintiffs’ attorneys finally evaluated their list of plaintiffs who had settled previously. They agreed that the plaintiffs who settle with Dow, Shell, and Occidental were now only proceeding against the grower defendants. The plaintiffs who had not settled previously would continue with the suit against all defendants, including AMVAC. This process is currently pending. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

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

Other Matters

The Company may be, from time to time, involved in other legal proceedings arising in the ordinary course of its business. The results of litigation cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s $0.10 par value common stock (“Common Stock”) is listed on the American Stock Exchange under the ticker symbol AVD (since January 1998). The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

The following table sets forth the range of high and low sales prices as reported for the Company’s Common Stock for the calendar quarters indicated.

	High	Low	Close
Calendar 2002
First Quarter	$11.90	$9.05	$11.28
Second Quarter	13.30	11.90	12.87
Third Quarter	16.47	9.90	13.47
Fourth Quarter	16.32	13.31	14.75

Calendar 2001
First Quarter	$6.03	$4.66	$5.95
Second Quarter	7.23	6.15	7.23
Third Quarter	8.10	7.38	7.28
Fourth Quarter	9.10	8.39	9.10

As of March 23, 2003, the number of shareholders of the Company’s Common Stock was approximately 1,250 which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

On March 19, 2003, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.13 per share ($.087 as adjusted for 3 for 2 stock split). Both dividends will be distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003.

On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share ($.07 as adjusted for stock splits) as well as a 4 for 3 stock split. Both dividends were distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002.

The Company has issued a cash dividend in each of the last seven years (1996, 1997, 1998, 1999, 2000, 2001 and 2002) as well as declaring on March 19, 2003, as aforementioned, a $.13 per share cash dividend.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for weighted average number of shares and per share data)

	2002	2001	2000	1999	1998
Operating revenues	$100,671	$83,128	$74,517	$66,200	$65,244

Operating income	$11,880	$10,367	$8,828	$6,878	$5,158

Income from operations before income tax expense	$11,278	$9,023	$7,185	$5,223	$3,263

Net income	$7,049	$5,640	$4,311	$3,236	$2,127

Earnings per common share(1)	$1.22	$.98	$.73	$.54	$.35

Earnings per common share—assuming dilution(1)	$1.16	$.95	$.72	$.54	$.35

Total assets	$75,448	$68,565	$66,091	$55,579	$58,847

Long-term debt and capital lease obligations, less current portion	$17,765	$14,164	$18,647	$14,989	$16,458

Stockholders’ equity	$40,243	$33,958	$29,288	$25,969	$23,128

Weighted average shares outstanding(1)	5,780,201	5,736,876	5,918,064	5,990,592	6,056,414

Weighted average shares outstanding—assuming dilution(1)	6,061,190	5,913,900	6,016,206	5,990,592	6,056,414

Dividends per share of common stock(1)	$.103	$.08	$.076	$.025	$.029

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2001 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants’ reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2002. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

Presented below are the weighted average shares and earnings per share amounts for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, had the 3 for 2 stock split not occurred:

	2002	2001	2000	1999	1998
Earnings per common share	$1.83	$1.48	$1.09	$.81	$.53

Earnings per common share—assuming dilution	$1.74	$1.43	$1.07	$.81	$.53

Weighted average shares outstanding	3,853,467	3,824,584	3,945,376	3,993,728	4,037,609

Weighted average shares outstanding— assuming dilution	4,040,793	3,942,600	4,010,804	3,993,728	4,037,609

(1)	On March 19, 2003, the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for 3 for 2 stock split) as well as a 3 for 2 stock split. Both dividends will be distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Results of Operations

2002 Compared with 2001:

The Company reported net income of $7,048,800 or $1.16 per diluted share in 2002 as compared to net income of $5,639,600 or $.95 per diluted share in 2001. (Net income per share data have been restated to reflect the effect of a 3 for 2 stock split that will be distributed on April 11, 2003.)

Net sales in 2002 increased by 21% or $17,543,500 to $100,671,400 from $83,127,900 in 2001. The record sales levels were as a result of increased sales of the Company’s soil fumigants, defoliant and insecticides product lines which served to more than offset a decline in the Company’s fungicide and plant growth regulators product lines.

Gross profits increased $5,944,100 to $43,875,600 in 2002 from $37,931,500 in 2001. Gross profit margins declined to 44% in 2002 from 46% in 2001. The reduction in gross profit margins was due to the changes in the sales mix of the Company’s products.

Operating expenses, which are net of other income and expenses, increased by $3,670,100 to $31,996,100 in 2002 from $28,326,000 in 2001. Operating expenses as a percentage of sales were 32% in 2002 as compared to 34% in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,406,000 to $10,675,700 in 2002 from $9,269,700 in 2001. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales, as well as, increases in payroll and payroll related items.

•	General and administrative increased by $961,000 to $8,482,600 in 2002 as compared to $7,521,600 in 2001. The increase was due to increases in outside professional fees (primarily legal), coupled with the fact that the same period in 2001 realized the benefit of certain costs that were capitalized in the re-commissioning of the Company’s Axis, Alabama facility.

•	Research and product development costs and regulatory registration expenses increased by $770,200 to $5,717,300 in 2002 from $4,947,100 in 2001. The increase was a result of increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $532,900 to $7,120,500 in 2002 as compared to $6,587,600 in 2001 due to the increased sales levels.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized a net gain before taxes of $465,500 in 2001 as a result of sales of a portion of its credits.

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 in 2001. The Company also settled a dispute over data compensation which resulted in a net gain before taxes of $88,100 in 2001.

Interest costs before capitalized interest and interest income were $972,800 in 2002 as compared to $1,363,000 in 2001. Lower effective interest rates coupled with lower overall debt levels resulted in the decline in interest costs. The Company capitalized $346,800 of interest costs related to the re-commissioning the Company’s Axis, Alabama facility in 2002. (See note 3 to the Consolidated Financial Statements.)

Income tax expense increased by $845,600 to $4,229,300 in 2002 as compared to $3,383,700 in 2001. The Company’s effective tax rate remained unchanged at 37.5%. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

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

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Because of the Company’s cost structure, the combination of variable revenue streams, and the changing product mixes, results in varying quarterly levels of profitability.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income.

2001 Compared with 2000:

The Company reported net income of $5,639,600 or $.95 per dilutive share in 2001 as compared to net income of $4,311,200 or $.72 per dilutive share in 2000. (Net income per share data have been restated to reflect the effect of stock splits.

Net sales in 2001 increased by 12% or $8,610,500 to $83,127,900 from $74,517,400 in 2000. The record sales levels were as a result of increased sales of the Company’s insecticides, herbicides and fungicides product lines which served to more than offset a decline in the Company’s soil fumigants product line.

Gross profits increased $4,820,500 to $37,931,500 in 2001 from $33,111,000 in 2000. Gross profit margins increased to 46% in 2001 from 44% in 2000. The improvement in gross profit margins was due to the changes in the sales mix of the Company’s products.

Operating expenses, which are net of other income and expenses, increased by $3,830,400 to $28,326,000 in 2001 from $24,495,600 in 2000. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $2,011,600 to $9,269,700 in 2001 from $7,258,100 in 2000. The increase was due to increased variable selling expenses that included (i) cooperative advertising, (ii) potential product complaints and (iii) other selling related programs.

•	General and administrative increased by $1,264,800 to $7,521,600 in 2001 as compared to $6,256,800 in 2000. The increase was due primarily to higher outside professional fees (which includes a contingent liability for remediation costs), payroll and payroll related costs and an increase in the amortization of intangible assets in the connection with the acquisition of a herbicide product line which was acquired in May 2000.

•	Research and product development costs and regulatory registration expenses declined by $173,100 to $4,947,100 in 2001 from $5,120,200 in 2000. The decline was due to a decrease in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $727,100 to $6,587,600 in 2001 as compared to $5,860,500 in 2000 due to the increased sales levels.

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

Liquidity and Capital Resources

Operating activities provided $8,158,500 of cash during the year ended December 31, 2002. Net income of $7,048,800, non-cash depreciation and amortization of $2,337,400, a decline of $1,108,200, $2,802,100 and $275,600 of deferred income taxes, inventories and prepaid expenses, respectively, provided $13,572,100 of cash for operations. Increases in receivables, of $79,600 and a decline of $5,334,000 on payables and accrued expenses used $5,413,600 of cash for operating activities.

The Company used $9,821,300 in investing activities in 2002. It invested $7,977,900 in capital expenditures a majority of which relates to the re-commissioning of its facility located in Axis, Alabama. The Company also increased intangible and other noncurrent assets by $1,843,400.

Financing activities provided $4,356,700 during 2002. The Company received proceeds from long-term debt of $10,000,000. The Company’s net borrowings under its fully-secured revolving line of credit declined by $4,200,000 and the Company made payments of $951,800 related to its long-term debt. The Company also paid $598,800 in cash dividends, purchased treasury stock for $393,800 and received $501,100 from the issuance of common stock.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”). The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama. The acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of AAA significantly increased the Company’s capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the

Company’s toll manufacturing capabilities. The Company began the re-commissioning phase of AAA during the third quarter of 2001 and, for the most part, completed the re-commissioning in the latter part of 2002. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

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

Management continues to believe, to continue to improve its working capital position, and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS 143 on January 1, 2003, and does not believe that the adoption will have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt SFAS 148 on January 1, 2003, and does not believe that the adoption will have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not affect the Company’s financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company’s in the process of evaluating all of its investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on the Company’s financial position and results of operations.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described preceding the Company’s consolidated financial statements. Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgements are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting polices and estimates include:

Revenue Recognition

Sales are recognized upon shipment of products or transfer of title to the customer.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Long-lived Assets

The carrying value of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Property, Plant and Equipment and Depreciation

Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, and construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects may be capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years, automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income.

The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other that the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives.

As of January 1, 2002, the Company had an immaterial amount of goodwill and amortization related to the goodwill. As such, the adoption of SFAS 142, did not have a material impact on the Company’s financial statements.

A majority of the Company’s intangible assets relate to product rights, associated with its product acquisitions. The costs of these acquisitions are capitalized and amortized on a straight-line basis over their expected useful lives, which is usually 15 years.

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

The Company, its facilities and its products are subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have a material adverse impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials in the environment and to comply with governmental regulations relating to protection of the environment. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment. The Company’s inability to comply with such laws and regulations or a claim for environmental liability could have a material adverse effect on its financial and operating results.

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

As of March 21, 2003, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 17% and 12%, respectively, of the Company’s common stock. These stockholders as a group will be able to influence substantially the Company’s Board of Directors and thus its management and affairs. If acting together, they would be able to influence most matters requiring the approval by the Company’s stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control if opposed by these stockholders irrespective of whether the proposed transaction is at a premium price or otherwise beneficial to the Company’s stockholders as a whole.

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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s referenced rate. At December 31, 2002, the Company’s outstanding indebtedness on the line of credit was $8,000,000. A 1% change in the referenced rate during 2002 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $140,000. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2002 the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed at PART IV, Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft	79	Co-Chairman
Glenn A. Wintemute	78	Co-Chairman
Eric G. Wintemute	47	Director, President and Chief Executive Officer
James A. Barry	52	Director, Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Jay R. Harris	68	Director
John B. Miles	59	Director
Carl R. Soderlind	69	Director

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

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2002 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

ITEM 11     EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2002, 2001 and 2000 paid or awarded by the Corporation and its subsidiaries to the Corporation’s Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Long-Term Compensation
	Annual Compensation(1)				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(6)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Eric G. Wintemute President and Chief Executive Officer	2002 2001 2000	532,518 480,918 457,333	— — —	— — —	— — —	— — —	— — —	5,380 5,360 5,360	(2) (2) (2)

James A. Barry Senior V.P., CFO & Secretary/Treasurer	2002 2001 2000	210,542 191,134 179,000	— — —	— — —	— — —	— — —	— — —	5,380 5,360 5,360	(2) (2) (2)

Glen D. Johnson Sr. Vice President (AMVAC)	2002 2001 2000	246,356 236,853 206,669	— — —	— — —	— — —	— — —	— — —	260 892 5,160	(2) (2) (2)

Robert F. Gilbane President (GemChem)	2002 2001 2000	226,143 215,442 205,317	— — —	— — —	— — —	— — —	— — —	5,380 5,360 5,360	(2) (2) (2)

(1)	No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer’s salary.

(2)	These amounts represent the Company’s contribution to the Company’s Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

(3)	Included in salary column.

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2002, with respect to options to purchase Common Stock of American Vanguard Corporation. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end closing price of the Common Stock. The closing price of the Common Stock on December 31, 2002, the last trading day of American Vanguard’s fiscal year, was $14.75 per share (after giving effect for a 3 for 2 stock split distributed in April 2003).

AGGREGATED OPTION/SAR EXERCISES IN 2002

AND FY-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)	(e)
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fy-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fy-End ($) Exercisable/ Unexercisable
Eric G. Wintemute	—	—	96,800/24,200	1,220,164/305,041
James A. Barry	—	—	4,000/16,000	30,800 /123,200
Glen D. Johnson	11,633	132,837	60,967/0	696,182/0
Robert F. Gilbane	—	—	4,000/16,000	30,800/123,200

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	421,629	$5.22	158,871
Equity compensation plans not approved by security holders
Total	421,629		158,871

(1)	Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 400,000 shares of Common Stock may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. As of December 31, 2002, 24,662 shares were purchased under the plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2002, consisted of Messrs. Carl R. Soderlind, Jay R. Harris and John B. Miles. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company’s shareholders.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the Registrant, the ownership of the Registrant’s outstanding Common Stock as of March 21, 2003, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Co-Chairman	Herbert A. Kraft	1,015,176	(2)	17.4%
	4695 MacArthur Court
	Newport Beach, CA 92660

Co-Chairman	Glenn A. Wintemute	726,519		12.4%
	4695 MacArthur Court
	Newport Beach, CA 92660

	T. Rowe Price Associates, Inc.	546,051		9.4%
	100 E. Pratt Street
	Baltimore, MD 21202

Director	Jay R. Harris	311,656		5.3%
	4695 MacArthur Court
	Newport Beach, CA 92660

Director,	Eric G. Wintemute	308,143	(3)	5.2%
President & CEO	4695 MacArthur Court
	Newport Beach, CA 92660

	Goldsmith & Harris et. al.	196,515	(4)	3.4%
	80 Pine Street
	New York, NY 10005

President	Bob Gilbane	137,384	(5)	2.4%
(GEMCHEM)	4695 MacArthur Court
	Newport Beach, CA 92660

Senior Vice	Glen D. Johnson	61,602	(6)	1.0%
President (AMVAC)	4695 MacArthur Court
	Newport Beach, CA 92660

Director	Carl R. Soderlind	21,246		—	(10)
	4695 MacArthur Court
	Newport Beach, CA 92660

Director	John B. Miles	14,757	(7)	—	(10)
	4695 MacArthur Court
	Newport Beach, CA 92660

Director,	James A. Barry	9,133	(8)	—	(10)
Sr. V.P.,CFO &	4695 MacArthur Court
Secretary/Treasurer	Newport Beach, CA 92660

Directorsand Officers as a group (13)		2,621,061		43.2%

(1)	Record and Beneficial as adjusted for a 4 for 3 stock split which will be distributed on April 12, 2002.

(2)	Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 3,459 shares held in an Individual Retirement Account. This figure includes 2,420 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(3)	This figure includes 143,497 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 24,840 shares of Common Stock owned by Mr. Wintemute’s minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(4)	This figure does not include shares beneficially owned by Jay R. Harris. Mr. Harris shares with Goldsmith & Harris et. al. the power to direct the disposition of 196,515 shares of the security.

(5)	This figure includes 4,000 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(6)	This figure represents 60,966 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7)	This figure represents 13,308 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8)	This figure includes 4,000 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9)	This figure includes 2,420 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10)	Under 1% of class.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John B. Miles, a Director of the Company, is also a partner in the law firm of McDermott, Will & Emery which provides legal services to the Company.

ITEM 14     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

The Company maintains a system of internal controls designed to provide a reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Index to Consolidated Financial Statements and Supplementary Data:

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 57 are filed as part of this annual report.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ JAMES A. BARRY
	Eric G. Wintemute President, Chief Executive Officer and Director March 28, 2003		James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft Co-Chairman March 28, 2003		Glenn A. Wintemute Co-Chairman March 28, 2003

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles Director March 28, 2003		Carol R. Soderlind Director March 28, 2003

By:	/s/ JAY R. HARRIS
Jay R. Harris Director March 28, 2003

CERTIFICATION

I, Eric G. Wintemute, certify that:

1.	I have reviewed this annual report on Form 10-K of American Vanguard Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/    ERIC G. WINTEMUTE

Eric G. Wintemute

Chief Financial Officer, American Vanguard Corporation

CERTIFICATION

I, James A. Barry, certify that:

1.	I have reviewed this annual report on Form 10-K of American Vanguard Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

/s/    JAMES A. BARRY

James A. Barry

Chief Financial Officer, American Vanguard Corporation

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

American Vanguard Corporation

City of Commerce, CA

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” as required for the accounting for its goodwill.

/s/    BDO Seidman, LLP

March 7, 2003

(except for footnote 16,

which is as of March 18, 2003)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
Assets (note 3)
Current assets:
Cash	$3,274,600	$853,000
Receivables:
Trade	16,975,000	16,885,400
Other	219,200	229,200

	17,194,200	17,114,600

Inventories	21,227,700	24,029,800
Prepaid expenses	870,300	1,145,900
Deferred tax asset (note 4)	289,200	1,231,700
Income tax benefit (note 4)	918,400	-0-

Total current assets	43,774,400	44,375,000
Property, plant and equipment, net (note 1)	19,983,700	13,398,000
Land held for development	210,800	210,800
Intangible assets	10,877,900	10,049,500
Other assets	601,400	531,600

	$75,448,200	$68,564,900

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 2)	$1,948,500	$701,800
Accounts payable	5,159,100	9,400,300
Accrued program costs	4,875,100	4,187,000
Accrued expenses and other payables	2,714,400	3,111,700
Accrued royalty obligations (note 9 and 10)	1,214,500	873,300
Income taxes payable	-0-	723,100

Total current liabilities	15,911,600	18,997,200
Long-term debt, excluding current installments (note 2)	17,765,400	14,163,900
Other long-term liabilities	—	83,300
Deferred income taxes (note 4)	1,527,900	1,362,200

Total liabilities	35,204,900	34,606,600

Commitments and contingent liabilities (notes 2, 3, 5, 6, 9 and 11)

Stockholders’ equity: (note 15)
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 10,000,000 shares; issued 6,357,034 shares in 2002 and 6,240,000 shares in 2001	635,700	624,000
Additional paid-in capital	9,494,800	9,005,400
Accumulated other comprehensive income	(272,300)	—
Retained earnings	32,621,500	26,171,500

	42,479,700	35,800,900
Less treasury stock, at cost, 539,833 shares in 2002 and 508,963 shares in 2001	2,236,400	1,842,600

Total stockholders’ equity	40,243,300	33,958,300

	$75,448,200	$68,564,900

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Net sales (note 8)	$100,671,400	$83,127,900	$74,517,400
Cost of sales	56,795,800	45,196,400	41,406,400

Gross profit	43,875,600	37,931,500	33,111,000
Operating expenses (note 12)	31,996,100	28,326,000	24,495,600

Operating income before non-recurring items	11,879,500	9,605,500	8,615,400
Settlement (income)/expense (notes 6 & 13)	—	(296,400)	—
Gain on sale of emission credits (note 14)	—	(465,500)	(212,800)

Operating income	11,879,500	10,367,400	8,828,200
Interest expense	972,800	1,363,000	1,681,500
Interest income	(24,600)	(18,900)	(38,600)
Interest capitalized	(346,800)	—	—

Income before income taxes	11,278,100	9,023,300	7,185,300
Income taxes (note 4)	4,229,300	3,383,700	2,874,100

Net income	$7,048,800	$5,639,600	$4,311,200

Earnings per common share (note 16)	$1.22	$.98	$.73

Earnings per common share—assuming dilution (note 16)	$1.16	$.95	$.72

Weighted average shares outstanding (note 16)	5,780,201	5,736,876	5,918,064

Weighted average shares outstanding—assuming dilution	6,061,190	5,913,900	6,016,206

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

	Common Stock	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Treasury stock	Total
Balance, January 1, 2000	$512,800	$3,622,600	$22,520,200	—	$(686,700)	$25,968,900
Common stock dividend	51,400	1,971,300	(2,022,700)	—	—	—
Cash dividends on common stock ($0.076 per share)	—	—	(454,100)	—	—	(454,100)
Treasury stock acquired	—	—	—	—	(569,600)	(569,600)
Stock options exercised	1,200	30,000	—	—	—	31,200
Net income	—	—	4,311,200	—	—	4,311,200

Balance, December 31, 2000	565,400	5,623,900	24,354,600	—	(1,256,300)	29,287,600
Common stock dividend 10%	56,600	3,306,700	(3,363,300)	—	—	—
Cash dividends on common stock ($0.08 per share)	—	—	(459,400)	—	—	(459,400)
Treasury stock acquired	—	—	—	—	(586,300)	(586,300)
Stock options exercised	2,000	74,800	—	—	—	76,800
Net income	—	—	5,639,600	—	—	5,639,600

Balance, December 31, 2001	624,000	9,005,400	26,171,500	—	(1,842,600)	33,958,300
Stock Split 3 for 2	—	—	—	—	—	—
Stocks issued under ESPP	2,400	171,200	—	—	—	173,600
Cash dividends on common stock ($0.103 per share)	—	—	(598,800)	—	—	(598,800)
Foreign currency translation adjustment, net	—	—	—	(272,300)	—	(272,300)
Treasury stock acquired	—	—	—	—	(393,800)	(393,800)
Stock options exercised	9,300	318,200	—	—	—	327,500
Net income	—	—	7,048,800	—	—	7,048,800

Balance, December 31, 2002	$635,700	$9,494,800	$32,621,500	$(272,300)	$(2,236,400)	$40,243,300

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$7,048,800	$5,639,600	4,311,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,392,200	1,209,100	2,022,900
Amortization of other assets	945,200	934,700	926,300
Deferred income taxes	1,108,200	(715,200)	(731,000)
Changes in assets and liabilities associated with operations:
(Increase) decrease in receivables	(79,600)	5,735,100	(6,896,700)
Decrease (increase) in inventories	2,802,100	(2,827,000)	(4,452,900)
(Increase) decrease in prepaid expenses	275,600	(381,700)	55,400
Increase (decrease) in accounts payable	(4,241,200)	2,486,700	3,967,300
Increase (decrease) in other payables and accrued expenses	(1,092,800)	2,725,900	(567,100)

Net cash provided by used in operating activities	8,158,500	14,807,200	(1,364,600)

Cash flows from investing activities:
Capital expenditures	(7,977,900)	(5,594,300)	(521,500)
Net (increase) decrease in other noncurrent assets	(1,843,400)	(395,000)	184,500

Net cash used in investing activities	(9,821,300)	(5,989,300)	(337,000)

(Continued)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	2002	2001	2000
Increase (decrease) in cash
Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	$(4,200,000)	$(3,600,000)	$5,700,000
Proceeds from issuance of long-term debt	10,000,000	—	—
Payments on long-term debt and capital lease obligations	(951,800)	(3,757,000)	(3,195,100)
Exercise of common stock options	501,100	76,800	31,200
Purchase of treasury stock	(393,800)	(586,300)	(569,400)
Payment of cash dividends	(598,800)	(459,400)	(454,300)

Net cash provided by (used in) financing activities	4,356,700	(8,325,900)	1,512,400

Net increase (decrease) in cash	2,693,900	492,000	(189,200)
Cash at beginning of year	853,000	361,000	550,200

Effect of exchange rate changes on cash	(272,300)	—	—
Cash at end of year	$3,274,600	$853,000	$361,000

Supplemental cash flow information:
Cash paid during the year for:
Interest	$878,600	$1,334,300	$1,380,100
Income taxes	$4,730,900	$4,491,800	$3,590,000

Supplemental schedule of non-cash investing and financing activities:

On April 12, 2002, the Company distributed 957,008 shares of common stock in connection with a 4 for 3 stock split to stockholders of record as of March 29, 2002.

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

Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Revenue Recognition

Sales are recognized upon shipment of products or transfer of title to the customer.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income.

Property, Plant and Equipment and Depreciation

Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, and construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects may be capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plan and equipment is depreciated using the straight-line method, utilizing estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives rang from 3 to 15 years; office furniture and fixtures lives range from 3 to 10 years, automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive loss.

The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates. The effects remeasurement related to foreign currency transactions are included in current profit and loss accounts.

The Company had total comprehensive income of $6,776,500, $0 and $0, for the years ended December 31, 2002, 2001 and 2000, respectively, which include foreign currency losses of $272,300, $0 and $0, for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Income Taxes

Income taxes have been provided using the asset and liability method in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The components of basic and diluted earnings per share were as follows:

	2002	2001	2000
Numerator:
Net income	$7,048,800	$5,639,600	$4,311,200

Denominator:
Weighted averages shares outstanding	5,780,201	5,736,876	5,918,064
Assumed exercise of stock options	280,989	177,024	98,142

	6,061,190	5,913,900	6,016,206

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives.

As of January 1, 2002, the Company had an immaterial amount of goodwill and amortization related to the goodwill. As such, the adoption of SFAS 142, did not have a material impact on the Company’s financial statements.

A majority of the Company’s intangible assets relate to product rights, associated with its product acquisitions. The costs of these acquisitions are capitalized and amortized on a straight-line basis over their expected useful lives, which is usually 15 years.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS 143 on January 1, 2003, and does not believe that the adoption will have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will retain the intrinsic method of accounting for stock based awards granted to employees.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not the Company’s financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. We are in the process of evaluating all of our investments and other interests in entities under the provisions of FIN 46 and have not yet determined the effect of its adoption on our financial position and results of operations.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(1)    Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consists of the following:

	2002	2001	Estimated useful lives
Land	$2,441,400	$2,441,400
Buildings and improvements	4,791,700	4,776,700	10 to 30 years
Machinery and equipment	25,922,200	24,626,600	3 to 15 years
Office furniture, fixtures and equipment	2,537,500	2,295,900	3 to 10 years
Automotive equipment	124,000	150,900	3 to 6 years
Construction in progress	11,154,600	4,892,500

	46,971,400	39,184,000
Less accumulated depreciation	26,987,700	25,786,000

	$19,983,700	$13,398,000

(2)    Long-Term Debt

Long-term debt of the Company at December 31, 2002 and 2001 is summarized as follows:

	2002	2001
Note payable, secured by certain real property, payable in monthly installments of $6,125, plus interest at prime (4.25% as of December 31, 2002) plus 2% with remaining unpaid principal due October 15, 2004	$1,463,900	$1,537,400
Term loan, secured by personal property, payable in quarterly installments of $625,000 plus interest at prime (4.25% as of December 31, 2002) with remaining unpaid principal due May 31, 2007 (see note 3)	10,000,000	—
Obligations under product acquisition agreements (see note 10)	250,000	900,000
Obligations under capitalized leases (see note 5)	—	228,300

	11,713,900	2,665,700
Less current installments	1,948,500	701,800

	$9,765,400	$1,963,900

Approximate principal payments on long-term debt mature as follows:

2003	$1,948,500
2004	4,140,400
2005	2,500,000
2006	2,500,000
2007	625,000

$11,713,900

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Note Payable to Bank

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consists of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan (see note 2). The borrowings under the credit agreement bear interest at the prime (4.25% as of December 31, 2002) rate (“Referenced Loans”), or at the Company’s option, at a fixed rate of interest offered by the bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the referenced loans is payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan, in the amount of interest then accrued but unpaid. The senior secured revolving line of credit matures on May 31, 2005.

Interest on the fixed loans is payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. (see note 2)

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 2002.

The balance outstanding at December 31, 2002 and 2001 was $8,000,000 and $12,200,000 respectively. The average amount outstanding during the years ended December 31, 2002 and 2001 was $14,023,000 and $16,118,600. The weighted average interest rate during the years ended December 31, 2002 and 2001 was 4.11% and 6.89%.

(4)    Income Taxes

The components of income tax expense are:

	2002	2001	2000
Current:
Federal	$2,845,800	$3,758,200	$3,132,500
State	282,400	340,700	472,600
Deferred:
Federal	963,600	(617,600)	(650,700)
State	137,500	(97,600)	(80,300)

	$4,229,300	$3,383,700	$2,874,100

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2002	2001	2000
Computed tax provision at statutory Federal rates	$3,834,600	$3,067,900	$2,443,400
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	491,300	372,900	348,800
Nondeductible and other expenses	(6,400)	(9,800)	85,900
Benefit of tax credits	(90,200)	(47,300)	(4,000)

	$4,229,300	$3,383,700	$2,874,100

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2002 and 2001 relate to the following:

	2002	2001
Current:
Inventories	$289,200	$575,400
State income taxes	(235,200)	(66,300)
Accrued bonus	—	419,500
Vacation pay accrual	112,300	102,900
Imputed interest on royalty obligation	(113,500)	(125,400)
Accrued sales programs	230,000	—
Discount on accounts receivable	—	249,300
Other	6,400	76,300

Net deferred tax asset	289,200	1,231,700

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(1,527,900)	(1,362,200)

Net deferred tax liability	(1,527,900)	(1,362,200)

Total net deferred tax liability	$(1,238,700)	$(130,500)

The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Leases

From time to time the Company leases certain manufacturing equipment, and office furniture, fixtures and equipment under long-term capital lease agreements.

Property, plant and equipment at December 31, 2002 and 2001 include the following leased property under capital leases by major classes:

	2002	2001
Machinery and equipment	$—	$47,300
Office furniture, fixtures and equipment	—	1,237,500

	—	1,284,800

Less accumulated depreciation	—	847,600

	$—	$437,200

As of December 31, 2002, the Company fulfilled all obligations under capital leases.

(6)    Litigation and Environmental

DBCP LAWSUITS

A.  Hawaii Matters

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, state of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al (“Patrickson Case”). alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Equador. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. For the last five years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001. As of December 31, 2002 and up to the present, the case is pending before the U.S. Supreme Court. Oral argument was held on January 22, 2003. A decision will not likely be issued for several months.

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

B.  Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., In., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’(who are former banana workers and citizens of various Central American countries) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. No discovery has taken place on the individual claims of these Plaintiffs. However, AMVAC product was not used in at least two of the countries involved. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

C.  Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Ped.ro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et. al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. The

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs are primarily from the countries of the Philippines, Costa Rica, Honduras, and Equador. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. The cases remain in a holding pattern, pending resolution of various jurisdictional issues in the other banana workers’ suits. The early focus of these cases will be on procedural issues. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in Delgado/Carcamo below. In January 2002, the court requested clarification from the parties of the number of claims that have not been settle. In September 2002, the plaintiffs’ attorneys finally evaluated their list of plaintiffs who had settled previously. They agreed that the plaintiffs who settle with Dow, Shell, and Occidental were now only proceeding against the grower defendants. The plaintiffs who had not settled previously would continue with the suit against all defendants, including AMVAC. This process is currently pending. No discovery has taken place on the individual claims of the Plaintiffs. It is unknown whether any of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

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

E.  Other Matters

The Company may be, from time to time, involved in other legal proceedings arising in the ordinary course of its business. The results of litigation cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

Environmental

During 2002, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Investigation and potential remediation activities are planned to be implemented in a phased approach over the next one to two years under the oversight of the DTSC. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements.

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

(7)    Employee Deferred Compensation Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute up to an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $300,900, $295,400 and $300,800 in 2002, 2001 and 2000.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Major Customers and Export Sales

In 2002 there were three companies that accounted for 22%, 12% and 10% of the Company’s consolidated sales. In 2001 one company accounted for 23% of the Company’s consolidated sales. In 2000 there were three companies that accounted for 24%, 13% and 11% of the Company’s consolidated sales. These companies are distributors or buying cooperatives.

Worldwide export sales were $7,469,900, $6,086,600 and $6,210,200 for 2002, 2001 and 2000. Of total foreign sales, sales to Mexico and Canada accounted for more than 10% individually. For the years ended December 31, 2002, 2001 and 2000 sales to Mexico were $2,148,900, $1,445,200, and $849,600. Sales to Canada for the same periods were $1,210,200, $1,398,800 and $1,480,700.

(9)    Royalties

The Company has various royalty agreements in place extending through December 2007, some of which relate to the Company’s acquisition of certain products. Royalty expenses were $1,751,800, $1,293,200 and $1,069,300 for 2002, 2001 and 2000.

(10) Business	Acquisitions

In 2002, the Company acquired certain assets associated with a domestic product line from a chemical company. The Company acquired all U.S. EPA end-use product registrations and data in support of such registrations as well as a license to the trademark.

Also in 2002, the Company acquired certain assets associated with a domestic product line from a chemical company. The Company acquired the U.S. EPA end-use product registrations as well as the trademark and product inventories. In addition, the Company negotiated a supply agreement providing for the supply of active ingredient. Access to data in support of the end-use product registration has been assigned to the Company.

In 2001, the Company acquired an international product line from a chemical company. The purchase included all active registrations, access to the underlying data for the registrations and trademarks in 55 countries. The Company has manufactured and formulated the product for the international market since 1985. Additionally, the Company has been the primary data generator and data holder for the product since 1989. The acquisition was for a fixed amount which was paid in 2001.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents intangible assets recognized in connection with business acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 1999	$10,086,400
Acquisitions during fiscal 2000	1,450,000
Amortization expense	(879,300)

Intangible assets at December 31, 2000	10,657,100
Acquisitions during fiscal 2001	268,700
Amortization expense	(876,300)

Intangible assets at December 31, 2001	10,049,500
Acquisitions during fiscal 2002	1,773,600
Amortization expense	(945,200)

Intangible assets at December 31, 2002	$10,877,900

The following schedule represents future amortization charges related to intangible assets recognized in connection with business acquisitions:

Year ending December 31,
2003	$994,500
2004	994,500
2005	994,500
2006	994,500
2007	994,500
Thereafter	5,878,400

$10,850,900

The following schedule represents the Company’s obligations under product acquisition agreements:
Amount
Obligations under acquisition agreements at December 31, 1999	$5,658,900
Additional obligations acquired	1,450,000
Payments on existing obligations	(2,905,800)

Obligations under acquisition agreements at December 31, 2000	4,203,100
Additional obligations acquired	421,900
Payments on existing obligations	(3,725,000)

Obligations under acquisition agreements at December 31, 2001	900,000
Additional obligations acquired	—
Payments on existing obligations	(650,000)

Obligations under acquisition agreements at December 31, 2002	$250,000

Future commitments on obligations under product acquisition agreements are due as follows:

December 31	Amount
2004	$250,000

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Commitments

The Company entered into an employment agreement with an officer which commenced January 15, 1999 with an original expiration date of January 15, 2003. The Company entered into a new employment agreement on January 15, 2003 which expires on December 31, 2007. The employment agreement provides for fixed minimum salary levels for each year of the agreement through January 15, 2007. The annual increases for the years ending January 15, 2005 and 2006 shall not be less than the increase in an agreed upon cost of living index. Amounts to be paid under the employment agreement are summarized as follows:

Year ending December 31,
2003	$435,000
2004	435,000
2005	435,000
2006	435,000
2007	435,000

$2,175,000

In November 1999, the Company entered into an operating lease for its corporate headquarters expiring October 2004. The Company also maintains a lease on a regional sales office expiring January 2004. These leases contain a provision to pass through to the Company the Company’s pro-rata share of the building’s operating expenses. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $322,400 $298,100 and $273,400. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2003	$338,000
2004	268,900

$606,900

In May 2001, the Company entered into a long term lease agreement with E.I. DuPont de Nemours and Company (“DuPont”) associated with the acquisition of a manufacturing facility from DuPont. The lease is a long term ground lease of twenty-five acres in Axis, Alabama. The lease term is twenty years beginning May 18, 2001, with up to five automatic renewals of three years each for a total of thirty-five years. The lease payment consists of a minimum annual payment of $10,000. The Company must also pay an additional amount based on production volume at the leased premises until December 31, 2007.

(12)    Research and Development

Research and development expenses were $2,939,600, $2,433,300 and $2,555,200 for the years ended December 31, 2002, 2001 and 2000.

(13)    Settlement(s)

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,300 in 2001. The Company also settled a dispute over date compensation which resulted in a net gain before taxes of $88,100 in 2001.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 580,500 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

During 2002 and 2001, the Company granted incentive stock options to purchase an aggregate of 11,250 and 207,006 shares of common stock to key employees. These options are non-assignable and non-transferable, are exercisable over a seven-year period from the date of grant and vest in five equal annual installments commencing one year from the date of grant.

Nonstatutory Stock Options (“NSSO”)

During 2002 and 2001, the Company granted nonstatutory stock options to purchase an aggregate of 7,261 and 5,499 shares of common stock to three individuals. These options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested upon grant.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non- Statutory Stock Options	Weighted Average Price Per Share
Balance outstanding, December 31, 1999	277,775	4,781	$2.71
Options granted, $3.69	—	14,300	$3.69

Balance outstanding, December 31, 2000	277,775	19,081	$2.73
Options granted, range from $6.88-$7.05	207,006	5,499	$7.05
Options exercised, range from $2.89-$6.88	(3,900)	(9,750)	$(3.86)

Balance outstanding, December 31, 2001	480,881	14,830	$4.58
Options granted, range from $12.10-$12.77	11,250	7,261	$12.51
Options exercised, range from $3.05-$12.10	(86,231)	(6,362)	$(3.22)

Balance outstanding, December 31, 2002	405,900	15,729	$5.22

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to stock options at December 31, 2002 summarized by exercise price is as follows:

	Outstanding			Exercisable
	Weighted Average			Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$2.15-$3.33	37,929	34	$2.55	151,715	$2.55
$7.05	164,005	68	$7.05	41,001	$7.05
$12.77	11,250	79	$12.77	—	$—

	213,184	63	$6.55	192,716	$3.51

Nonstatutory Stock Options:
$2.58-$3.69	—	—	$—	8,469	$2.90
$6.88	—	—	$—	2,420	$6.88
$12.10	—	—	$—	4,840	$12.10

	—	—	$—	15,729	$6.34

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company’s net income and income per share for the years ended December 31, 2002, 2001 and 2000 would have been adjusted to the pro forma amounts presented:

	2002	2001	2000
Net income attributable to common stockholders	$7,048,800	$5,639,600	$4,311,200
Employee compensation expense	$(1,500)	$(8,300)	$-0-

Pro forma	$7,047,300	$5,631,300	$4,311,200

Earnings per common share	$1.22	$0.98	$0.73
Pro forma	$1.22	$0.98	$0.73

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumptions for grants in 2002, 2001 and 2000; expected life of options was one to five years, expected volatility of 7%, 6% and 12%, risk-free interest rate of 4.3%, 4.5% and 5.5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2002 and 2001 was $5.22 and $4.58 per option, respectively.

(16)    Subsequent Event—Unaudited

In January 2003, the Company acquired all assets associated with a domestic product line from a chemical company. The Company acquired all U.S. EPA end-use product registrations, as well as the trademark and related intellectual property. In addition, the Company negotiated a supply agreement providing for the supply of active ingredient.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company acquired certain assets associated with five product lines from a competitor. The Company acquired all registrations and related intellectual property, inventories as well as an option to purchase real property related to the current manufacturing facility. In addition, the Company negotiated a supply agreement for the supply of finished product.

On March 19, 2003, the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for 3 for 2 stock split) as well as a 3 for 2 stock split. Both dividends will be distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

Presented below are the weighted average shares and earnings per share amounts for the years ended December 31, 2002, 2001 and 2000, had the 3 for 2 stock split not occurred:

	2002	2001	2000
Net income	$7,048,800	$5,639,600	$4,311,200

Earnings per common share	$1.83	$1.48	$1.09

Earnings per common share—assuming dilution	$1.74	$1.43	$1.07

Weighted averages shares outstanding	3,853,467	3,824,584	3,945,376

Weighted averages shares outstanding—assuming dilution	4,040,793	3,942,600	4,010,804

(17) Quarterly	Data—Unaudited

Quarterly Data—2002	March 31	June 30	September 30	December 31
Net sales	$19,018,000	$20,397,200	$29,841,400	$31,414,800
Gross profit	7,706,000	9,355,000	11,960,300	14,854,300
Net income	799,300	1,125,000	1,765,400	3,359,100
Basic net income per share	.14	.19	.31	.58
Diluted net income per share	.13	.18	.30	.55

Quarterly Data—2001
Net sales	$14,815,900	$18,556,600	$23,676,500	$26,078,900
Gross profit	5,753,500	7,895,400	10,436,800	13,845,800
Net income	597,700	818,900	1,484,500	2,738,500
Basic net income per share	.10	.14	.26	.48
Basic and diluted net income per share	.10	.14	.25	.46

INDEX TO EXHIBITS

ITEM 14(a)3

Page Sequentially Numbered

2.1	Purchase and Sales Agreement dated November 15, 1993, between Amvac Chemical Corporation and E.I. du Pont de Nemours and Company.(4)	—

3.1	Certificate of Incorporation of Registrant.(1)	—

3.2	Bylaws of Registrant (as amended as of January 14, 1993).(3)	—

4.1	Specimen Certificate of Common Stock.(2)	—

10.1	Indemnification Agreement dated January 6, 1993 between Registrant and each of its officers and directors.(3)	—

10.2	Line of Credit Agreement dated June 18, 1991, related amendments one through eight between the Registrant and Sanwa Bank California and related Security Agreement.(3)	—

10.3	Line of Credit Agreement dated April 30, 1993, and related amendments, between the Registrant and Sanwa Bank California and related Security Agreement.(5)	—

10.4	Line of Credit Agreement dated April 14, 1994, and related amendments, between the Registrant and Sanwa Bank California and related Security Agreement.(6)	—

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.(6)	—

10.6	Employment Agreement between American Vanguard Corporation and Alfred J. Moskal.(6)	—

10.7	Employment Agreement between American Vanguard Corporation and Robert F. Gilbane.(6)	—

10.8	Agreement and General Release between American Vanguard Corporation and Herbert A. Kraft.(6)	—

10.9	Agreement and General Release between American Vanguard Corporation and Glenn A. Wintemute(6)	—

10.10	American Vanguard Corporation 1994 Stock Incentive Plan.(7)	—

10.11	Amended and Restated Credit Agreement dated September 12, 1995, and related documents between the Registrant and Sanwa Bank California.(8)

10.12	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute(9)	—

10.13	Amendment to Credit Agreement dated July 6, 2000, and related documents between Registrant and Sanwa Bank California(10)	—

21.	List of Subsidiaries of Registrant

99.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002.

(1)	Incorporated by reference as an Exhibit to Registrant’s Form 10 Registration Statement No. 2-85599 filed June 13, 1972.
(2)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed June 13, 1972.
(3)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 1993.
(4)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 23, 1993.
(5)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 1994.
(6)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 1995.
(7)	Incorporated by reference as Appendix A to Registrant’s Proxy Material filed June 3, 1995.
(8)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 28, 1996.
(9)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 29, 2000.
(10)	Incorporated by reference as an Exhibit to Registrant’s Form 10-K filed March 30, 2001.