Form 10-Q
period 2003-03-31
AMERICAN VANGUARD CORP
filed 2003-05-14
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO _________

Commission file number 0-6354

AMERICAN VANGUARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

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

          Common Stock, $.10 Par Value -- 5,827,644 shares as of  May 12, 2003

AMERICAN VANGUARD CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31

	2003	2002

Net sales	$27,342	$19,018
Cost of sales	15,974	11,312

Gross profit	11,368	7,706
Operating expenses	9,291	6,230

Operating income	2,077	1,476
Interest expense - net	117	197

Income before income tax	1,960	1,279
Income taxes	736	480

Net income	$1,224	$799

Earnings per common share (notes 3 & 4)	$.21	$.14

Earnings per common share - assuming dilution (notes 3 & 4)	$.20	$.13

Weighted average shares outstanding (notes 3 & 4)	5,826	5,729

Weighted average shares outstanding - assuming dilution (notes 3 & 4)	6,090	5,995

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS (note 5)

	March 31, 2003	Dec. 31, 2002

	(Unaudited)	(Note)
Current assets:
Cash	$344	$3,275
Receivables:
Trade	31,762	16,975
Other	343	219

	32,105	17,194

Inventories	24,469	21,228
Prepaid expenses	879	870
Deferred tax asset	289	289
Income tax benefit	562	918

Total current assets	58,648	43,774
Property, plant and equipment, net (note 2)	21,797	19,984
Land held for development	211	211
Intangible assets	16,741	10,878
Other assets	576	601

	$97,973	$75,448

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2003	Dec. 31, 2002

	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,824	$1,949
Accounts payable	12,129	5,159
Accrued program costs	6,310	4,875
Accrued expenses and other payables	2,604	2,714
Accrued royalty obligations	1,308	1,215

Total current liabilities	27,175	15,912
Long-term debt, excluding current installments	28,172	17,765
Deferred income taxes	1,528	1,528

Total liabilities	56,875	35,205

Stockholders’ Equity:
Preferred stock, $.10 par value per share. Authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share. Authorized 10,000,000 shares; issued 6,367,477 shares	636	636
Additional paid-in capital	9,611	9,494
Accumulated other comprehensive income	(255)	(272)
Retained earnings	33,342	32,621

	43,334	42,479
Less treasury stock at cost, 539,833 shares at March 31, 2003 and December 31, 2002.	2,236	2,236

Total stockholders’ equity	41,098	40,243

	$97,973	$75,448

See notes to consolidated financial statements.

          Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For The Three Months Ended March 31, 2003 and 2002

(Unaudited)

Increase (decrease) in cash	2003	2002

Cash flows from operating activities:
Net income	$1,224	$799
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	761	507
Changes in assets and liabilities associated with operations:
Increase in receivables	(14,911)	(3,899)
Decrease (increase) in inventories	(3,241)	1,031
Decrease (increase) in prepaid expenses and other current assets	347	(59)
Increase (decrease) in accounts payable	6,971	(2,951)
Increase (decrease) in other payables and accrued expenses	914	(1,252)

Net cash used in operating activities	(7,935)	(5,824)

Cash flows from investing activities:
Capital expenditures	(2,323)	(2,560)
Additions to intangible assets	(3,314)	—
Net decrease (increase) in other noncurrent assets	26	(340)

Net cash used in investing activities	(5,611)	(2,900)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

For The Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002

Cash flows from financing activities:
Net borrowings under line of credit agreement	$10,500	$8,800
Principal payments on long-term debt	(18)	(98)
Exercise of stock options	116	—
Purchase of treasury stock	—	(19)

Net cash provided by financing activities	10,598	8,683

Net (decrease) increase in cash	(2,948)	(41)
Cash at beginning of year	3,275	853
Effect of exchange rate changes on cash	17	—

Cash at end of period	$344	$812

Supplemental schedule of non-cash investing and financial activities:

On March 19, 2003, the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for a 3-for-2 stock split) as well as a 3-for-2 stock split.  Both dividends will be distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.  The cash dividend will be paid on the number of shares outstanding prior to the 3-for-2 stock split.  Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003.  Cash dividends to be paid April 11, 2003, will total approximately $504,000.

During the quarter ended March 31, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business.  In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,114,000 (and a corresponding debt obligation of $2,800,000), of which $3,314,000 was paid during the period.

On March 18, 2002, the Company announced that its Board of Directors declared a cash dividend of $.14 per share ($.07 as adjusted for the 3-for-2 stock split and 4-for-3 stock split of April 2003 and April 2002, respectively) as well as a 4-for-3 stock split.   Both dividends were distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend was paid on the number of shares outstanding prior to the 4-for-3 stock split.  Stockholders entitled to fractional shares resulting from the stock dividend  received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2002.  Cash dividends paid April 12, 2002 totaled $404,000.

See notes to consolidated financial statements.

          Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)
(Unaudited)

1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003  For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

2.	Property, plant and equipment at March 31, 2003 and December 31, 2002 consists of the following:

	March 31, 2003	December 31, 2002

Land	$2,441	$2,441
Buildings and improvements	4,792	4,792
Machinery and equipment	27,921	25,922
Office furniture and fixtures	2,542	2,538
Automotive equipment	124	124
Construction in progress	11,474	11,154

	49,294	46,971
Less accumulated depreciation	27,497	26,987

	$21,797	$19,984

3.

On March 19, 2003, the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for a 3-for-2 stock split) as well as a 3-for-2 stock split.  Both dividends will be distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.  The cash dividend will be paid on the number of shares outstanding prior to the 3-for-2 stock split.  Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003.  Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

4.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31

	2003	2002

Numerator:
Net income	$1,224	$799

Denominator:
Weighted averages shares outstanding	5,826	5,729
Assumed exercise of stock options	264	266

	6,090	5,995

5.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank.  As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

6.	Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2003 presentation.

7.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.  143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset.  The Company adopted SFAS 143 on January 1, 2003, and does not believe that the adoption had a material impact on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not impact the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS 148 on January 1, 2003, and does not believe that the adoption had a material impact on the Company’s financial statements.

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

8.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees”, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

		March 31, 2003	March 31, 2002

	Net income	$1,224	$799
	Employee compensation expense	$(20)	$—

	Pro forma	$1,204	$799

	Earnings per common share	$.21	$.14

	Pro forma	$.21	$.14

	Earnings per common share–assuming dilution	$.20	$.13

	Pro forma	$.20	$.13

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects.  These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors.  In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report.  Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission.  It is not possible to foresee or identify all such factors.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.  For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Quarter Ended March 31:

The Company reported net income of $1,224,000 or $.20 per diluted share in the quarter ended March 31, 2003 as compared to $799,000 or $.13 per diluted share for the same period in 2002.

Net sales increased by 44% or $8,324,000 to $27,342,000 for quarter ended March 31, 2003 from $19,018,000 for the same period in 2002.  A significant portion of the sales increase came from the Company’s corn soil insecticides combined with the Smartbox® delivery system.

The gross profit margin for the quarter ended March 31, 2003 remained relatively unchanged at 42% as compared to 41% for the same period in 2002.

Operating expenses, which are net of other income, increased by $3,061,000 to $9,291,00 for the quarter ended March 31, 2003 as compared to $6,230,000 for the same period in 2002.  The differences in operating expenses by specific departmental costs are as follows:

•

Selling expenses increased by $1,437,000 or 57% to $3,945,000 for the quarter ended March 31, 2003  from $2,508,000 for the same period in 2002. Programs and related costs accounted for 61% of the increase while increases in insurance costs, payroll, payroll related costs and marketing and promotional costs accounted for 12%, 7% and 6%, respectively, of the increase with increases in other variable costs accounting for the balance.

•

General and administrative expenses increased by $298,000 or 18% to $1,996,000 for the quarter ended March 31, 2003 as compared to $1,698,000 for the same period in 2002.  Increased costs related to the amortization of newly acquired product lines, increased outside professional fees and payroll and payroll related costs accounted for the increase.

•

Research and product development costs and regulatory registration expenses increased by $831,000 or 85% to $1,814,000 for the quarter ended March, 2003 as compared to $983,000 for the same period in 2002.  The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products. Most of the increase were costs related to scientific data generation for the international marketplace. The Company expects that its investment in data generation related to the international marketplace will continue and it will protect the Company’s ability to sell into the export market.

•

Freight, delivery, storage and warehousing increased by $495,000 or 48% to $1,535,000 for the quarter ended March 31, 2003 as compared to $1,040,000 for the same period in 2002.  The increase was related to increased sales.

Interest costs before capitalized interest and interest income were $267,000 during the quarter ended March 31, 2003 as compared to $204,000 for same period in 2002.  The Company’s average overall debt for the quarter ended March 31, 2003 was $23,286,000 as compared to $13,644,000 for the same period in 2002.  The higher overall debt levels accounted for the higher gross interest costs.  The Company capitalized $142,000 of interest costs related to construction in progress during the first quarter ended March 31, 2003 as compared to no capitalized interest in the same period of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $7,935,000 in operating activities for the three months ended March 31, 2003.  Net income of $1,244,000, non-cash depreciation and amortization of $761,000, a decrease of $347,000 in prepaid expenses, an increase of $6,971,000 in accounts payable and an increase of $894,000 in other payables and accrued expenses provided $10,217,000 of cash for operations.  This was more than offset by increases in receivables and inventory of $14,911,000 and $3,241,000, respectively; which used $18,152,000 in operating activities.

The Company used $5,611,000 in investing activities during the first quarter ended March 31, 2003.  It invested $6,114,000 in the acquisition of new products (of which, $3,314,000 was disbursed in cash) and $2,323,000 in capital expenditures while other noncurrent assets declined by $26,000.

Financing activities provided $10,598,000 for the first three months of 2003.  Net borrowings under the Company’s fully-secured revolving line of credit increased by $10,500,000.  The Company made payments of its long-term debt of $18,000 and received $116,000 from the issuance of common stock.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”).  The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama.  The  acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon.  AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000.  The acquisition of AAA significantly increased the Company’s capacity while also providing flexibility and geographic diversity.  Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities.  The Company began the commissioning phase of AAA during the third quarter of 2001 and, for the most part, completed the re-commissioning the latter part of 2002.  The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement.  The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent.  The Bank syndicated the new credit facility with another bank.  The $45,000,000 credit facility consists of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan.  The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months.  Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid.  Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period.  The senior secured revolving line of credit matures on May 31, 2005.  The term loan matures on May 31, 2007.  The principal payments of the term loan are payable in equal quarterly installments of

$625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date.  The Company had $16,500,000 in availability under its fully-secured revolving line of credit as of March 31, 2003.

Management continues to believe, to continue to improve its working capital position, and maintain flexibility in financing interim needs, it will continue to explore alternate sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.  143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset.  The Company adopted SFAS 143 on January 1, 2003, and does not believe that the adoption had a material impact on the Company’s financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are currently effective and did not impact the Company's financial position and results of operations. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS 148 on January 1, 2003, and does not believe that the adoption had a material impact on the Company’s financial statements.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.  Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill.  Additionally, the Company performed its annual impairment test in the fourth quarter of 2002.  No impairment was present upon performing any of the 2002 impairment tests. At December 31, 2002, the Company’s intangible assets had definitive lives and our being amortized over their useful lives.

Prior to SFAS 142, the Company’s goodwill was amortized on the straight-line basis over a 15 year period.  The effects of no longer amortizing the Company’s goodwill is not material to the financial statements.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes from the disclosures in the Company’s  Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2002.

Item 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time perioods specified in the rules of the SEC.  The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and as required by the rules of the SEC, evaluate their effectiveness.  Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)            Exhibits

Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

Date of the Report:	February 7, 2003

Description: On February 3, 2003, American Vanguard Corporation issued a press release announcing that Amvac Chemical Corporation, a wholly-owned subsidiary of American Vanguard Corporation, had signed a definitive agreement to acquire the global Pre-Harvest Crop Protection business from Pace International, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 12, 2003	By:	/s/ ERIC G. WINTEMUTE

Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 12, 2003	By:	/s/ JAMES A. BARRY

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

May 12, 2003

/s/ ERIC G. WINTEMUTE

Eric G. Wintemute Chief Executive Officer, American Vanguard Corporation

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

May 12, 2003

/s/ JAMES A. BARRY

James A. Barry Chief Financial Officer, American Vanguard Corporation