Form 10-Q
period 2003-06-30
AMERICAN VANGUARD CORP
filed 2003-08-14
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

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

Common Stock, $.10 Par Value — 5,827,052 shares outstanding as of August 8, 2003.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30

	2003	2002	2003	2002

Net sales	$25,944	$20,397	$53,286	$39,415
Cost of sales	13,991	11,042	29,965	22,354

Gross profit	11,953	9,355	23,321	17,061
Operating expenses	9,574	7,533	18,865	13,763

Operating income	2,379	1,822	4,456	3,298
Interest expense	308	272	575	475
Interest income	(304)	(6)	(312)	(12)
Interest capitalized	(148)	(244)	(290)	(244)

Income before income taxes	2,523	1,800	4,483	3,079
Income taxes	798	675	1,534	1,155

Net income	$1,725	$1,125	$2,949	$1,924

Earnings per common share	$.30	$.20	$.51	$.34

Earnings per common share - assuming dilution	$.28	$.19	$.48	$.32

Weighted average shares outstanding (note 4)	5,827	5,744	5,826	5,743

Weighted average shares outstanding - assuming dilution (note 4)	6,164	6,060	6,134	6,038

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS (note 5)

	June 30, 2003	Dec. 31, 2002

	(Unaudited)	(Note)
Current assets:
Cash	$337	$3,275
Receivables:
Trade	19,691	16,975
Other	732	219

	20,423	17,194

Inventories	31,268	21,228
Prepaid expenses	1,078	870
Deferred tax asset	289	289
Income tax benefit	1,280	918

Total current assets	54,675	43,774
Property, plant and equipment, net (note 2)	21,983	19,984
Land held for development	211	211
Intangible assets	16,400	10,878
Other assets	565	601

	$93,834	$75,448

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	Dec. 31, 2002

	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,824	$1,949
Accounts payable	10,744	5,159
Accrued program costs	8,033	4,875
Accrued expenses and other payables	2,434	2,714
Accrued royalty obligations	938	1,215

Total current liabilities	26,973	15,912
Long-term debt, excluding current installments	22,529	17,765
Deferred income taxes	1,528	1,528

Total liabilities	51,030	35,205

Stockholders’ Equity:
Preferred stock, $.10 par value per share; Authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued and outstanding 6,366,885 shares at June 30, 2003 and 6,357,034 shares at December 31, 2002	637	636
Additional paid-in capital	9,608	9,494
Accumulated other comprehensive income	(268)	(272)
Retained earnings	35,063	32,621

	45,040	42,479
Less treasury stock at cost, 539,833 shares at June 30, 2003 and December 31, 2002	(2,236)	(2,236)

Total stockholders’ equity	42,804	40,243

	$93,834	$75,448

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For The Six Months Ended June 30, 2003 and 2002

(Unaudited)

Increase (decrease) in cash	2003	2002

Cash flows from operating activities:
Net income	$2,949	$1,924
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,806	1,137
Changes in assets and liabilities associated with operations:
Decrease (increase) in receivables	(3,590)	4,483
Increase in inventories	(10,040)	(2,744)
Increase in prepaid expenses	(208)	(176)
Increase (decrease) in accounts payable	5,586	(3,751)
Increase (decrease) in other payables and accrued expenses	2,601	(1,240)

Net cash used in operating activities	(896)	(367)

Cash flows from investing activities:
Capital expenditures	(3,206)	(6,666)
Additions to intangible assets	(3,321)	—
Net decrease (increase) in other noncurrent assets	37	(150)

Net cash used in investing activities	(6,490)	(6,816)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For The Six Months Ended June 30, 2003 and 2002

(Unaudited)

Increase (decrease) in cash	2003	2002

Cash flows from financing activities:
Proceeds from (payments on) lines of credit agreement	$5,500	$(2,200)
Proceeds from issuance of long-term debt	—	10,000
Payments on long-term debt	(661)	(197)
Exercise of stock options	113	19
Payment of cash dividends	(508)	(404)
Purchase of treasury stock	—	(19)

Net cash provided by financing activities	4,444	7,199

Increase (decrease) in cash	(2,942)	16
Cash at beginning of year	3,275	853
Effect of exchange rate changes on cash	4	—

Cash as of June 30	$337	$869

Supplemental schedule of non-cash investing and financial activities:

On March 19, 2003, the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for a 3-for-2 stock split) as well as a 3-for-2 stock split.  Both the cash dividend and stock split were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.  The cash dividend was paid on the number of shares outstanding prior to the 3-for-2 stock split.  Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003.

During the period ended June 30, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business.  In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,121,000, of which $3,321,000 was paid during the period.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)
(Unaudited)

1.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included.  Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Property, plant and equipment at June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003	December 31, 2002

Land	$2,441	$2,441
Buildings and improvements	4,804	4,792
Machinery and equipment	38,354	25,922
Office furniture and fixtures	2,708	2,538
Automotive equipment	124	124
Construction in progress	1,747	11,154

	50,178	46,971
Less accumulated depreciation	28,195	26,987

	$21,983	$19,984

3.

On March 19, 2003 the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for a 3-for-2 stock split) as well as a 3-for-2 stock split.  Both were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.  The cash dividend was paid on the number of shares outstanding prior to the 3-for-2 stock split.  Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003.  Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Numerator:
Net income	$1,725	$1,125	$2,949	$1,924

Denominator:
Weighted averages shares outstanding	5,827	5,744	5,826	5,743
Assumed exercise of stock options	337	316	308	295

	6,164	6,060	6,134	6,038

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

6.	Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2003 presentation.

7.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset.  The Company adopted SFAS 143 on January 1, 2003, and does not believe that the adoption had a material impact on the Company’s financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2002, SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions.  SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.  However, the Company has a directors and officers liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid.  As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers).  Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement.  The indemnification provisions may survive the termination of the underlying agreement.  In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability.  The maximum potential amount of future payments the Company could be required to make under

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

these indemnification provisions may be unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the Company believes the estimated fair value of these provisions is minimal.  Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – an Amendment of SFAS No. 123 (“SFAS 148”).  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS 148 on January 1, 2003, and has elected to continue to use the intrinsic method to account for employee stock options and accordingly, the adoption does not have a material impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The Company does not believe the adoption of SFAS 150 will have a material impact on its financial statements.

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

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$1,725	$1,125	$2,949	$1,924
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(9)	(47)	(19)

Pro forma	$1,698	$1,116	$2,902	$1,905

Earnings per common share, as reported	$.30	$.20	$.51	$.34

Pro forma	$.29	$.19	$.50	$.33

Earnings per common share-diluted, as reported	$.28	$.19	$.48	$.32

Pro forma	$.27	$.18	$.47	$.32

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

The Company reported net income of $1,725,000 or $.28 per diluted share in the quarter ended June 30, 2003 as compared to $1,125,000 or $.19 per diluted share for the same period in 2002.

Net sales increased by 27% or $5,547,000 to $25,944,000 for quarter ended June 30, 2003 from $20,397,000 for the same period in 2002.  Increased sales of the Company’s corn soil insecticides combined with the Smartbox® delivery system accounted for 38% of the increase with increased sales of the Company’s molluscicide line accounting for 22% of the increase.  Increased sales of the Company’s herbicide, pest strips, plant growth regulators, soil fungicide and defoliant product lines accounted for the balance of the increase.

The gross profit margin for the quarter ended June 30, 2003 remained unchanged at 46% as compared to the same period in 2002.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Operating expenses, which are net of other income, increased by $2,041,000 to $9,574,000 for the quarter ended June 30, 2003 as compared to $7,533,000 for the same period in 2002.  The differences in operating expenses by specific departmental costs are as follows:

•

Selling expenses increased by $1,155,000 or 43% to $3,858,000 for the quarter ended June 30, 2003  from $2,703,000 for the same period in 2002. Programs and related costs accounted for 39% of the increase while increased payroll and payroll related costs, marketing and promotion, and insurance costs, accounted for 18%, 13% and 9%, respectively, of the increase with other variable costs accounting for the balance.

•

General and administrative expenses declined by $97,000 or 4% to $2,142,000 for the quarter ended June 30, 2003 as compared to $2,239,000 for the same period in 2002.  A decline in legal expenses served to more than offset increases in costs related to the amortization of newly acquired product lines, outside professional fees and payroll and payroll related costs.

•

Research and product development costs and regulatory registration expenses increased by $723,000 or 62% to $1,889,000 for the quarter ended June 30, 2003 as compared to $1,166,000 for the same period in 2002.  The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.  Most of the increase were costs related to scientific data generation for the international marketplace.  The Company expects that its investment in data generation related to the international marketplace will continue and it will protect the Company’s ability to sell into the export market.

•

Freight, delivery, storage and warehousing increased by $260,000 or 18% to $1,685,000 for the quarter ended June 30, 2003 as compared to $1,425,000 for the same period in 2002.  The increase was related to increased sales.

Interest costs before capitalized interest and interest income were $308,000 during the quarter ended June 30, 2003 as compared to $272,000 for same period in 2002.  The Company’s average overall debt for the quarter ended June 30, 2003 was $31,168,000 as compared to $23,046,000 for the same period in 2002.  The higher overall debt levels accounted for the higher gross interest costs.  The Company recorded $304,000 in interest income that relates to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the receivable due from California (franchise tax) generated $.05 per diluted share in the three months ended June 30, 2003. The refund was received in July 2003.) The Company capitalized $148,000 of interest costs related to construction in progress during the second quarter ended June 30, 2003 as compared to $244,000 in the same period of 2002.

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

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

Six Months Ended June 30:

The Company reported net income of $2,949,000 or $.48 per diluted share in the six months ended June 30, 2003 as compared to $1,924,000 or $.32 per diluted share for the same period in 2002.

Net sales increased by 35% or $13,871,000 to $53,286,000 for the six months ended June 30, 2003 from $39,415,000 for the same period in 2002.  Increased sales of the Company’s corn soil insecticides combined with the Smartbox® delivery system accounted for 64% of the increase.  Increased sales of the Company’s molluscicides, herbicide, pest strips, plant growth regulators, soil fungicide and defoliant product lines accounted for the balance of the increase.

The gross profit margin for the six months ended June 30, 2003 remained relatively unchanged at 44% as compared to 43% for the same period in 2002.

Operating expenses, which are net of other income, increased by $5,102,000 to $18,865,000 for the six months ended June 30, 2003 as compared to $13,763,000 for the same period in 2002.  The differences in operating expenses by specific departmental costs are as follows:

•

Selling expenses increased by $2,593,000 or 50% to $7,805,000 for the six months ended June 30, 2003 from $5,212,000 for the same period in 2002.  Programs and related costs accounted for 52% of the increase while increased payroll and payroll related costs, marketing and promotion, and insurance costs, accounted for 15%, 15% and 11%, respectively, of the increase with increases in other variable costs accounting for the balance.

•

General and administrative expenses increased by $201,000 or 5% to $4,136,000 for the six months ended June 30,  2003 as compared to $3,935,000 for the same period in 2002.  Costs related to the amortization of newly acquired product lines, and payroll and payroll related costs accounted for the increase which was partially offset by a decline in legal expenses.

•

Research and product development costs and regulatory registration expenses increased by $1,553,000 or 72% to $3,704,000 for the six months ended June 30, 2003 as compared to $2,151,000 for the same period in

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

2002.  This was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.  A significant portion of the increase were costs related to scientific data generation for the international marketplace.  The Company expects that its investment in data generation related to the international marketplace will continue and it will protect the Company’s ability to sell into the export market.

•

Freight, delivery, storage and warehousing increased by $755,000 or 31% to $3,220,000 for the six months ended June 30, 2003 as compared to $2,465,000 for the same period in 2002.  This was related to increased sales.

Interest costs before capitalized interest and interest income were $575,000 during the six months ended June 30, 2003 as compared to $475,000 for same period in 2002.  The Company’s average overall debt for the six months ended June 30, 2003 was $26,469,000 as compared to $20,842,000 for the same period in 2002.  The higher overall debt levels accounted for the higher gross interest costs.  The Company recorded $304,000 in interest income that relates to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the receivable due from California (franchise tax) generated $.05 per diluted share in the six months ended June 30, 2003. The refund was received in July 2003.) The Company capitalized $290,000 of interest costs related to construction in progress during the first six months of 2003 as compared to $244,000 in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $896,000 in operating activities for the six months ended June 30, 2003.  Net income of $2,949,000, non-cash depreciation and amortization of $1,806,000, an increase of $5,586,000 in accounts payable and an increase of $2,601,000 in other payables and accrued expenses provided $12,942,000 of cash for operations.  This was more than offset by increases in inventory, receivables and prepaid expenses of $10,040,000, $3,590,000, and $208,000 respectively; which used $13,838,000 in operating activities.

The Company used $6,490,000 in investing activities during the first six months ended June 30, 2003.  It invested $6,121,000 in the acquisition of new products (of which, $3,321,000 was disbursed in cash) and $3,206,000 in capital expenditures while other noncurrent assets declined by $37,000.

Financing activities provided $4,444,000 for the first six months of 2003.  Net borrowings under the Company’s fully-secured revolving line of credit increased by $5,500,000.  The Company made payments on its long-term debt of $661,000 and received $113,000 from the issuance of common stock and paid cash dividends of $508,000.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”).  The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama.  The  acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon.  AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000.  The acquisition of AAA significantly increased the Company’s capacity while also providing flexibility and geographic diversity.  Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities.  The Company began the commissioning phase of AAA during the third quarter of 2001 and, for the most part, completed the re-commissioning the latter part of 2002.  The Company intends to continue to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement.  The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent.  The Bank syndicated the new credit facility with another bank.  The $45,000,000 credit facility consists of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan.  The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months.  Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid.  Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period.  The senior secured revolving line of credit matures on May 31, 2005.  The term loan matures on May 31, 2007.  The principal of the term loan is payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date.  The Company had $21,500,000 in availability under its fully-secured revolving line of credit as of June 30, 2003.

Management continues to believe, to continue to improve its working capital position, and maintain flexibility in financing interim needs, it will continue to explore alternate sources of financing.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of this Interpretation are currently effective and did not impact the Company’s financial position and results of operations.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS 148 on January 1, 2003, and has elected to continue to use the intrinsic method to account for employee stock options and accordingly, the adoption does not have a material impact on the Company’s financial statements.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances).  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies.  The Company does not believe the adoption of SFAS 150 will have a material impact on its financial statements.

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

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at the exchange rates at the end of the period and profit and loss accounts have been translated using year to date weighted average exchange rates.  Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive loss.

The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other that the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates.  The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.  Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill.  Additionally, the Company performed its annual impairment test in the fourth quarter of 2002.  No impairment was present upon performing either of the 2002 impairment tests. At June 30, 2003, the Company’s intangible assets had definitive lives and are being amortized over their useful lives.

Prior to SFAS 142, the Company’s goodwill was amortized on the straight-line basis over a 15 year period.  The effects of no longer amortizing the Company’s goodwill are not material to the financial statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes from the disclosures in the Company’s  Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2002.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

PART II.     OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 26, 2003 and there were four matters voted on at the meeting.

1.	Elections of directors: The seven nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

Director	Votes Cast For	Votes Cast Against or Withheld

Herbert A. Kraft	4,723,550	692,485
Glenn A. Wintemute	5,268,550	147,485
Eric G. Wintemute	5,268,550	147,485
James A. Barry	5,268,550	147,485
John B. Miles	4,723,550	692,485
Jay R. Harris	5,401,854	14,181
Carl R. Soderlind	5,401,854	14,181

2.

The ratification of the appointment of the Company’s Audit Committee to appoint BDO Seidman, LLP as independent auditors for the year ended December 31, 2003 was voted upon.  A total of 5,385,980 votes were cast in favor of this proposal, a total of 11,721 votes were cast against it and 18,334 votes were counted as abstentions.

3.

A proposal by the Board of Directors relating to the approval of the amendment and restatement of American Vanguard’s Certificate of Incorporation was submitted to a vote of stockholders.  A total of 4,114,976 votes were cast in favor of this proposal, a total of 10,177 votes were cast against it and 9,191 votes were counted as abstentions.

4.

A proposal by management relating to the approval of an amendment and restatement of American Vanguard Corporation 1994 Stock Incentive Plan was submitted to a vote of stockholders.  The Board recommended a vote for the proposal.  A total of 3,171,271 votes were cast in favor of this proposal, a total of 888,890 votes were cast against it and 68,983 votes were counted as abstentions.

Item 5.  Other Information

On December 1, 2002, the Company filed a registration application with the Environmental Protection Agency (“EPA”) for technical Bifenthrin (a synthetic pyrethroid) which can be formulated for use as a broad spectrum insecticide in the crop and non-crop markets. This application was approved by the EPA on July 10, 2003 and approximately 6,000 pounds of technical Bifenthrin was manufactured at AAA, which facility was formerly used by DuPont to manufacture other synthetic pyrethroids. Another manufacturing campaign will be scheduled at AAA for the fourth quarter. It is anticipated that these first production runs of Bifenthrin technical will be sold to third parties who in turn will formulate non-crop products (turf and ornamentals/consumer products). The Company is also seeking end use registrations from the EPA which, upon obtaining, will permit the Company to formulate and sell Bifenthrin to the crop market under the trade name “Discipline™” and to the non-crop markets under a trade name yet to be determined. As required by law, on May 14, 2003 the Company sent a letter to the existing EPA registrant for Bifenthrin offering to compensate this registrant for a portion of its costs for data filed with the EPA to support the Bifenthrin registration.

It is estimated that the worldwide market (crop/non-crop) for Bifenthrin is approximately $150 million but no assurance can be given as to the amount of revenue the Company may generate from this product.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

Item 6.     Exhibits and Reports on Form 8-K

1.	Exhibits

Exhibit 31.1 - Certification Pursuant to 18 U.S.C Section 1350 as Adopted
Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification Pursuant to 18 U.S.C Section 1350 as Adopted
Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act
of 2002.

2.	Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

AMERICAN VANGUARD CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 12, 2003	By:	/s/ ERIC G. WINTEMUTE

Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 12, 2003	By:	/s/ JAMES A. BARRY

James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director