Form 10-Q
period 2003-09-30
AMERICAN VANGUARD CORP
filed 2003-11-14
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Common Stock, $.10 Par Value — 5,958,487 shares as of November 11, 2003.

AMERICAN VANGUARD CORPORATION

INDEX

Page Number

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	1

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	4

Notes to Consolidated Financial Statements	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.
Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.
Controls and Procedures	20

PART II – OTHER INFORMATION	21

SIGNATURES AND CERTIFICATIONS	28

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2003	2002	2003	2002
Net sales	$32,948	$29,841	$86,234	$69,257
Cost of sales	18,091	17,826	48,056	40,236

Gross profit	14,857	12,015	38,178	29,021
Operating expenses	10,148	9,052	29,013	22,760

Operating Income	4,709	2,963	9,165	6,261
Interest expense	226	248	790	723
Interest income	—	(6)	(302)	(19)
Interest capitalized	(19)	(103)	(309)	(347)

Income before income taxes	4,502	2,824	8,986	5,904
Income taxes	1,687	1,059	3,221	2,214

Net income	$2,815	$1,765	$5,765	$3,690

Earnings per common share	$48	$.31	$.99	$.64

Earnings per common share – assuming dilution	$.45	$30	$.93	$.61

Weighted average shares outstanding (note 4)	5,883	5,815	5,845	5,768

Weighted average shares outstanding – assuming dilution (note 4)	6,232	6,073	6,172	6,048

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 5)

	September 30, 2003	Dec. 31, 2002
	(Unaudited)	(Note)
Current assets:
Cash	$969	$3,275
Receivables:
Trade	21,369	16,975
Other	435	219

	21,804	17,194

Inventories	29,530	21,228
Prepaid expenses	1,924	870
Deferred tax asset	289	289
Income tax benefit	—	918

Total current assets	54,516	43,774
Property, plant and equipment, net (note 2)	21,566	19,984
Land held for development	211	211
Intangible assets	16,123	10,878
Other assets	708	601

	$93,124	$75,448

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	Dec. 31, 2002
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$5,624	$1,949
Accounts payable	7,461	5,159
Accrued program costs	10,220	4,875
Accrued expenses and other payables	4,505	2,714
Accrued royalty obligations	1,041	1,215

Total current liabilities	28,851	15,912
Long-term debt, excluding current installments	17,185	17,765
Deferred income taxes	1,528	1,528

Total liabilities	47,564	35,205
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued 6,506,320 shares at September 30, 2003 and 6,357,034 shares at December 31, 2002	651	636
Additional paid-in capital	10,029	9,494
Accumulated other comprehensive income	(232)	(272)
Retained earnings	37,499	32,621

	47,947	42,479
Less treasury stock at cost 547,833 shares at September 30, 2003 and 539,833 shares at December 31, 2002	(2,387)	(2,236)

Total stockholders’ equity	45,560	40,243

	$93,124	$75,448

Note:  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2003 and 2002

(Unaudited)

Increase (decrease) in cash	2003	2002
Cash flows from operating activities:
Net income	$5,765	$3,690
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,948	1,787
Changes in assets and liabilities associated with operations:
Increase in receivables	(4,611)	(3,700)
Increase in inventories	(8,302)	(2,284)
(Increase) decrease in prepaid expenses	(1,054)	254
Increase (decrease) in accounts payable	2,303	(1,599)
Increase in other payables and accrued expenses	7,588	728

Net cash provided by (used in) operating activities	4,637	(1,124)

Cash flows from investing activities:
Capital expenditures	(3,583)	(7,091)
Additions to intangible assets	(3,392)	(1,773)
Net increase in other noncurrent assets	(105)	(182)

Net cash used in investing activities	(7,080)	(9,046)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)

For The Nine Months Ended September 30, 2003 and 2002

(Unaudited)

Increase (decrease) in cash	2003	2002
Cash flows from financing activities:
Proceeds from lines of credit agreement	$1,600	$900
Proceeds from issuance of long-term debt	—	10,000
Payments on long-term debt	(1,305)	(683)
Exercise of stock options	461	501
Purchase of treasury stock	(151)	(394)
Payment of cash dividends	(508)	(405)

Net cash provided by financing activities	97	9,919

Net decrease in cash	(2,346)	(251)
Cash at beginning of year	3,275	853
Effect of exchange rate changes on cash	40	—

Cash as of September 30	$969	$602

Supplemental schedule of non-cash investing and financial activities:

On September 12, 2003, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was distributed on October 17, 2003, to stockholders of record at the close of business on October 3, 2003.

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

During the period ended September 30, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,192,000 of which $3,392,000 was paid in cash during the period.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar numbers in thousands except for share data)

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Property, plant and equipment at September 30, 2003 and December 31, 2002 consists of the following:

	Sept. 30, 2003	December 31, 2002
Land	$2,441	$2,441
Buildings and improvements	4,804	4,792
Machinery and equipment	38,562	25,922
Office furniture and fixtures	2,801	2,538
Automotive equipment	124	124
Construction in progress	1,822	11,154

	50,554	46,971
Less accumulated depreciation	28,988	26,987

	$21,566	$19,984

3.	On September 12, 2003, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was distributed on October 17, 2003 to stockholders of record at the close of business on October 3, 2003.

On March 19, 2003 the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for a 3-for-2 stock split) as well as a 3-for-2 stock split. Both were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003. The cash dividend was paid on the number of shares outstanding prior to the 3-for-2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

closing price of the Company’s stock on March 28, 2003. Accordingly, all weighted average share and per share amounts have been restated to restated to reflect the stock split.

4.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Net income	$2,815	$1,765	$5,765	$3,690

Denominator:
Weighted averages shares outstanding	5,883	5,815	5,845	5,768
Assumed exercise of stock options	349	258	327	280

	6,232	6,073	6,172	6,048

5.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

6.	Reclassification – Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2003 presentation.

7.	Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company adopted SFAS 143 on January 1, 2003, and the adoption did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2002, SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’and officers’liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003, and has elected to continue to use the intrinsic method to account for employee stock options and accordingly, the adoption did not have a material impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company adopted SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

8.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 Accounting for Stock Issued to Employees, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$2,815	$1,765	$5,765	$3,690
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(11)	(69)	(30)

Pro forma	$2,793	$1,754	$5,696	$3,660

Earnings per common share, as reported	$.48	$.31	$.99	$.64

Pro forma	$.47	$.30	$.97	$.63

Earnings per common share – diluted, as reported	$.45	$.29	$93	$.61

Pro forma	$.45	$.29	$.92	$.61

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter Ended September 30:

The Company reported net income of $2,815,000 or $.45 per diluted share in the quarter ended September 30, 2003 as compared to $1,765,000 or $.30 per diluted share for the same period in 2002.

Net sales increased by 10% or $3,107,000 to $32,948,000 for quarter ended September 30, 2003 from $29,841,000 for the same period in 2002. Increased sales of the Company’s cotton insecticide, soil fumigant and vegetable herbicide product lines accounted for the increase in sales and served to more than offset a decline in the Company’s cotton defoliant product line.

The gross profit margin for the quarter ended September 30, 2003 improved to 45% from 40% for the same period in 2002, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased by $1,096,000 to $10,148,000 for the quarter ended September 30, 2003 as compared to $9,052,000 for the same period in 2002. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $742,000 or 27% to $3,493,000 for the quarter ended September 30, 2003 from $2,751,000 for the same period in 2002. Programs and related costs accounted for 49% of the increase while increased marketing and promotion, payroll and payroll related costs, accounted for 19% and 16%, respectively, of the increase with other variable costs accounting for the balance.

•	General and administrative expenses increased by $121,000 or 6% to $2,207,000 for the quarter ended September 30, 2003 from $ 2,086,000 for the same period in 2002. Cost related to the amortization of newly acquired product lines, and payroll related costs accounted for the increase.

•	Research and product development costs and regulatory registration expenses increased by $142,000 or 7% to $2,109,000 for the quarter ended September 30, 2003 as compared to $1,967,000 for the same period in 2002. The increase was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products. Most of the increase were costs related to scientific data generation for the international marketplace. The Company expects that its investment in data generation related to the international marketplace will continue and it will protect the Company’s ability to sell into the export market.

•	Freight, delivery, storage and warehousing increased by $91,000 or 4% to $2,339,000 for the quarter ended September 30, 2003 as compared to $2,248,000 for the same period in 2002. The increase was primarily related to increased sales.

Interest costs before capitalized interest and interest income were $226,000 during the quarter ended September 30, 2003 as compared to $248,000 for same period in 2002. The Company’s average overall interest bearing debt for the quarter ended September 30, 2003 was $23,048,000 as compared to $26,303,000 for the same period in 2002. The lower debt levels accounted for the lower gross interest costs. The Company capitalized $19,000 of interest costs related to construction in progress during the third quarter ended September 30, 2003 as compared to $103,000 in the same period of 2002.

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

Nine Months Ended September 30:

The Company reported net income of $5,765,000 or $.93 per diluted share in the nine months ended September 30, 2003 as compared to $3,690,000 or $.61 per diluted share for the same period in 2002.

Net sales increased by 25% or $16,977,000 to $86,234,000 for the nine months ended September 30, 2003 from $69,257,000 for the same period in 2002. Increased sales of the Company’s corn insecticide product line, primarily soil insecticides combined with the Smartbox® delivery system coupled with increased sales of the Company’s herbicide, and soil fumigant product lines accounted for the increase.

The gross profit margin for the nine months ended September 30, 2003 improved to 44% from 42% for the same period in 2002, due primarily to a change in product mix.

Operating expenses, which are net of other income, increased by $6,253,000 to $29,013,000 for the nine months ended September 30, 2003 as compared to $22,760,000 for the same period in 2002. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $3,390,000 or 43% to $11,297,000 for the nine months ended September 30, 2003 from $7,907,000 for the same period in 2002. Programs and related costs accounted for 51% of the increase while increased payroll and payroll related costs, marketing and promotion, and insurance costs, accounted for 15%, 14% and 4%, respectively, of the increase with increases in other variable costs accounting for the balance.

•	General and administrative expenses increased by $322,000 or 5% to $6,344,000 for the nine months ended September 30, 2003 as compared to $6,022,000 for the same period in 2002. Costs related to the amortization of newly acquired product lines, and payroll and payroll related costs accounted for the increase which was partially offset by a decline in legal expenses.

•	Research and product development costs and regulatory registration expenses increased by $1,694,000 or 41% to $5,813,000 for the nine months ended September 30, 2003 as compared to $4,119,000 for the same period in 2002. This was due primarily to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products. A significant portion of the increase were costs related to scientific data generation for the international marketplace. The Company expects that its investment in data generation related to the international marketplace will continue and it will protect the Company’s ability to sell into the export market.

•	Freight, delivery, storage and warehousing increased by $847,000 or 18% to $5,559,000 for the nine months ended September 30, 2003 as compared to $4,712,000 for the same period in 2002. This was related to increased sales.

Interest costs before capitalized interest and interest income were $790,000 during the nine months ended September 30, 2003 as compared to $723,000 for same period in 2002. The Company’s average overall interest bearing debt for the nine months ended September 30, 2003 was $24,458,000 as compared to $21,970,000 for the same period in 2002. The higher overall debt levels accounted for the higher gross interest costs. The Company recorded $302,000 in interest income during the first nine months of 2003, that primarily relates to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the receivable due from California (franchise tax) generated $.05 per diluted share in the nine months ended September 30, 2003. The refund was received in July 2003.) The Company capitalized $309,000 of interest costs related to construction in progress during the first nine months of 2003 as compared to $347,000 in the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $4,637,000 for the nine months ended September 30, 2003. Net income of $5,765,000, non-cash depreciation and amortization of $2,948,000, an increase of $7,588,000 in other payables and accrued expenses and an increase of $2,303,000 in accounts payable provided $18,604,000 of cash for operations. Increases in inventory, receivables, and prepaid expenses of $8,302,000, $4,611,000 and $1,054,000 respectively, used $13,967,000 in operating activities.

The Company used $7,080,000 in investing activities during the nine months ended September 30, 2003. It invested $6,192,000 in the acquisition of new products (of which, $3,392,000 was disbursed in cash) and $3,583,000 in capital expenditures while other non-current assets increased by $105,000.

Financing activities provided $97,000 for the first nine months of 2003. Net borrowings under the Company’s fully-secured revolving line of credit increased by $1,600,000. The Company made payments on its long-term debt of $1,305,000, received $461,000 from the issuance of common stock, declared cash dividends of $800,000 (of which $508,000 was paid in cash during the nine months ended September 30, 2003) and purchased treasury stock for $151,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company adopted SFAS 143 on January 1, 2003, and the adoption did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS 112, Employer’s Accounting for Post employment Benefits, and asset impairments governed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – an Amendment of SFAS No. 123 (“SFAS 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003, and has elected to continue to use the intrinsic method to account for employee stock options and accordingly, the adoption did not have a material impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company adopted SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Other intangible assets continue to be amortized over their useful lives. As of January 1, 2002, the Company performed the first of the required impairment tests of goodwill. Additionally, the Company performed its annual impairment test in the fourth quarter of 2002. No impairment was present upon performing either of the 2002 impairment tests. At September 30, 2003, the Company’s intangible assets had definitive lives and are being amortized over their useful lives.

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

Item 1.    Legal Proceedings

DBCP LAWSUITS

A.    Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et.al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with 1,2-dibromo-3-chloropropane (“DBCP”) in excess of the maximum contaminant level. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC’s (and the Company’s) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical. Thus far, no additional wells have been remediated nor has there been ongoing operation and maintenance charges.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et.al. v. Dole Food Co., et.al (“Patrickson Case”) alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard

Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. The ten named Plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Equador. Punitive damages are sought against each defendant. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. (The Plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last six years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001 and the United States Supreme Court subsequently granted a hearing. Oral argument was held on January 22, 2003. On April 22, 2003, the United States Supreme Court issued its decision in favor of the Plaintiffs, holding there was no jurisdiction in federal court. This vacates the order dismissing the case under the forum non conveniens doctrine. The Plaintiffs’ attorneys reported that the ten Plaintiffs filed suit in their home countries by December 9, 1998, alleging in excess of two million United States dollars per Plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the Plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the Plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously.

B.    Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. (These complaints were filed by the same attorneys representing the Patrickson Plaintiffs in Hawaii.) The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., In., et al, Amilcar

Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’(who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Unlike the Patrickson case, the court did not establish detailed procedures or deadlines for the filing of suits in the foreign countries by the five Plaintiffs. Defendants have learned that Plaintiff Valentin Valdez has filed a suit in Panama, but it has not been served. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. A deposition of the plaintiff Espinola was scheduled but was never taken. The federal court then ordered remand to state court. The attorneys for Dow Chemical Co. Filed a motion for reconsideration, explaining that the Plaintiffs attorneys did not produce their client for deposition. This motion is still pending. No discovery has taken place on the individual claims of these Plaintiffs. If the Espinola case is tried in Mississippi state court, the maximum recovery is fifty thousand dollars. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

C.    Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et. al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs (approximately three thousand nine hundred) are primarily from the countries of the Philippines, Costa Rica, Equador and Guatemala. In November 1999,

the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in the Delgado and Carcamo matters discussed below. In September 2002, the Plaintiffs’ attorneys finally evaluated their list of Plaintiffs who had settled previously. They agreed that the plaintiffs who settle with Dow Chemical Company, Shell Oil Company, and Occidental Chemical Corporation were now only proceeding against the grower defendants. The plaintiffs who had not settle previously would continue with the suit against all defendants, including AMVAC. Thus, out of the approximately three thousand nine-hundred Plaintiffs, about three hundred and fourteen are left. The Plaintiffs filed a consolidated third amended complaint in October 2002 with Soriano as the lead case. Each Plaintiff seeks in excess of the minimum jurisdiction of federal court for diversity of citizenship cases (seventy-five thousand dollars). AMVAC has answered the third amended complaint. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge issued an order to the parties on April 23, 2003 as to why the cases should not be remanded to state court. The defendants argued that there was still federal court jurisdiction because of diversity of citizenship, but this diversity did not exist at the time the suites ere originally filed in 1996 and accordingly, the court remanded the cases to state court on June 23, 2003. In state court, the three cases were assigned to two different judges. The defendants considered filing another motion to dismiss based on forum non conveniens. In Louisiana, all defendants must join in making such a motion. By this time, unfavorable anti-forum non conveniens laws had passed or were pending in several of the countries where the Plaintiffs resided. Several of the defendants were against consenting to jurisdiction in those countries, which is a condition required by an order of dismissal under forum non conveniens. As a result, these cases will now be litigated in state court in Louisiana. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. As in the other banana worker’s cases, no discovery has taken place on the individual claims of the Plaintiffs. Thus, it is unknown as to how many of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

D.    Texas Matters

These matters involve an earlier round of litigation by foreign banana workers. The complaints filed in the United States Court of Appeals, Fifth Circuit entitled Franklin Rodriquez Delgado, et al., Jorge Colindres Carcamo, individually and on behalf of all other similarly situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the Plaintiffs but was sued on a third party complaint by Dow

Chemical Company. These cases were originally filed in various state courts in Texas and removed by the defendants to federal court. By order dated July 11, 1995, the United States District Court granted defendants’ motion to dismiss pursuant to the doctrine of forum non conveniens, requiring the Plaintiffs to sue in their native countries. The court required the defendants to consent to jurisdiction in the foreign countries along with other conditions. As AMVAC had not been sued by the Plaintiffs directly, it refused to consent to jurisdiction in the foreign countries for these Plaintiffs. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company and Shell Oil Company settled with these Plaintiffs as well as with about fifteen thousand other banana workers represented by the Plaintiffs’ law firm. Dow Chemical Company was then dismissed by the Plaintiffs with prejudice in September 1997. Two intervenors (who are represented by the same attorneys as the Plaintiffs in the Patrickson and Mississippi cases above) have filed a motion in opposition to this dismissal. The Plaintiffs appealed to the Fifth Circuit on the order of dismissal under forum non conveniens. In October 2000, the Fifth Circuit found federal court jurisdiction and affirmed the dismissals based on forum non conveniens. The United States Supreme Court refused to accept a hearing at that time. The Plaintiffs want the court to hear this case if it decides to hear the Patrickson Case. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the grower defendants. These remaining claims are apparently now being remanded to state courts in Texas.

E.    Pending Matters in Hawaii

On or about October 1, 2003, the Company was indirectly advised of a possible claim for ground water contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with 1,2-dibromo-3-chloropropane (“DBCP”) and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Land & Pineapple Company, Maui Pineapple Company (collectively, “Maui Pine”), The Dow Chemical Company, Dow AgroSciences, LLC (collectively, “Dow”), Occidental Petroleum Corporation, Occidental Chemical Corporation (collectively, “Occidental”), Shell Oil Company, Shell Chemical Company (collectively, “Shell”), American Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. (collectively “Brewer”). On or about October 17, 2003, all parties agreed to a tolling of the applicable statute of limitations in order to enter into mediation proceedings. Indirectly, the Company has been advised that the total claim could approximate three million dollars. The Company has made no discovery of any facts regarding these water wells nor any facts leading to their alleged contamination. It is anticipated that all parties will meet with an independent mediator mid-January, 2004, to discuss this claim. Because of the vagueness of the claim, the Company intends to contest its liability. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

F.    Nicaragua Matters

It was learned that in the last week of January 2003, three new cases were filed in Nicaragua. This time defendants besides Dow Chemical Company, Shell Oil Company and Dole Food were sued, including AMVAC, Occidental Chemical Corporation, Del Monte Fresh Produce, Chiquita Brands, Ameribrom and three Chevron entities. It is reported that these Plaintiffs claim damages for sterility and that there are approximately three hundred and fifty Plaintiffs named in these three cases. AMVAC has not been served to date and has not seen the complaints. AMVAC disputes that the Nicaraguan courts have jurisdiction over it. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 — Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Date of the Report: August 15, 2003

Description: On August 12, 2003, American Vanguard Corporation issued a press release announcing its earnings for the quarter ended June 30, 2003.

Date of the Report: August 22, 2003

Description: On August 20, 2003, American Vanguard Corporation issued a press release announcing that Irving J. Thau, CPA, would join the Company’s Board of Directors at the Company’s next Board meeting scheduled in September 2003.

Date of the Report: September 12, 2003

Description: On September 12, 2003, American Vanguard Corporation issued a press release announcing that it’s Board of Directors declared a cash dividend of $.05 per share to be distributed on October 17, 2003 to stockholders of record as of October 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 11, 2003	By:	/s/ ERIC G. WINTEMUTE

Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 11, 2003	By:	/s/ JAMES A. BARRY

James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director