Form 10-Q/A
period 2003-06-30
AMERICAN VANGUARD CORP
filed 2004-01-27
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AMERICAN VANGUARD CORPORATION

INDEX

		Page Number
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002	1

	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	4

	Notes to Consolidated Financial Statements	6

Item 2.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II – OTHER INFORMATION		17

Item 6.

	Exhibits	17

SIGNATURES AND CERTIFICATIONS		18

Explanatory Note:

Items 1 and 2 listed above are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith. Item 6 listed above is hereby amended by replacing the specified portions indicated herein.

The purpose of this Amendment is to make certain changes to the above referenced Items in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 that was originally filed on August 14, 2003 (the “Original Filing”). We are filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with our Registration Statement on Form S-3 filed on September 30, 2003. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment and the Original Filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the date of such reports.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2003	2002	2003	2002
Net sales	$25,944	$20,397	$53,286	$39,415
Cost of sales	13,991	11,042	29,965	22,354

Gross profit	11,953	9,355	23,321	17,061
Operating expenses	9,574	7,533	18,865	13,763

Operating income	2,379	1,822	4,456	3,298
Interest expense	308	272	575	475
Interest income	(304)	(6)	(312)	(12)
Interest capitalized	(148)	(244)	(290)	(244)

Income before income taxes	2,523	1,800	4,483	3,079
Income taxes	798	675	1,534	1,155

Net income	$1,725	$1,125	$2,949	$1,924

Earnings per common share	$.30	$.20	$.51	$.34

Earnings per common share – assuming dilution	$.28	$.19	$.48	$.32

Weighted average shares outstanding (note 4)	5,827	5,744	5,826	5,743

Weighted average shares outstanding – assuming dilution (note 4)	6,164	6,060	6,134	6,038

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	Dec. 31, 2002
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,824	$1,949
Accounts payable	10,744	5,159
Accrued program costs	8,033	4,875
Accrued expenses and other payables	2,434	2,714
Accrued royalty obligations	938	1,215

Total current liabilities	26,973	15,912
Long-term debt, excluding current installments	22,529	17,765
Deferred income taxes	1,528	1,528

Total liabilities	51,030	35,205
Stockholders’ Equity:
Preferred stock, $.10 par value per share; Authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued 6,366,885 shares at June 30, 2003 and 6,357,034 shares at December 31, 2002	637	636
Additional paid-in capital	9,608	9,494
Accumulated other comprehensive income	(268)	(272)
Retained earnings	35,063	32,621

	45,040	42,479
Less treasury stock at cost, 539,833 shares at June 30, 2003 and December 31, 2002	(2,236)	(2,236)

Total stockholders’ equity	42,804	40,243

	$93,834	$75,448

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2003 and 2002

(Unaudited)

Increase (decrease) in cash	2003	2002
Cash flows from operating activities:
Net income	$2,949	$1,924
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,806	1,137
Changes in assets and liabilities associated with operations:
Decrease (increase) in receivables	(3,590)	4,483
Increase in inventories	(10,040)	(2,744)
Increase in prepaid expenses	(208)	(176)
Increase (decrease) in accounts payable	5,586	(3,751)
Increase (decrease) in other payables and accrued expenses	2,601	(1,240)

Net cash used in operating activities	(896)	(367)

Cash flows from investing activities:
Capital expenditures	(3,206)	(4,892)
Additions to intangible assets	(3,321)	(1,774)
Net decrease (increase) in other noncurrent assets	37	(150)

Net cash used in investing activities	(6,490)	(6,816)

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

During the period ended June 30, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,121 of which $3,321 was paid during the period.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Numbers in thousands except for share data)

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration.

2.	Property, plant and equipment at June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003	December 31, 2002
Land	$2,441	$2,441
Buildings and improvements	4,804	4,792
Machinery and equipment	38,354	25,922
Office furniture and fixtures	2,708	2,538
Automotive equipment	124	124
Construction in progress	1,747	11,154

	50,178	46,971
Less accumulated depreciation	28,195	26,987

	$21,983	$19,984

3.	On March 19, 2003 the Company announced that the Board of Directors declared a cash dividend of $.13 per share ($.087 as adjusted for a 3-for-2 stock split) as well as a 3-for-2 stock split. Both were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003. The cash dividend was paid on the number of shares outstanding prior to the 3-for-2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 28, 2003. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Numerator:
Net income	$1,725	$1,125	$2,949	$1,924

Denominator:
Weighted averages shares outstanding	5,827	5,744	5,826	5,743
Assumed exercise of stock options	337	316	308	295

	6,164	6,060	6,134	6,038

5.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

6.	Reclassification – Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2003 presentation.

7.	Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,725	$1,125	$2,949	$1,924
Foreign currency translation adjustment	(13)	—	4	—

Comprehensive income	$1,712	$1,125	$2,953	$1,924

8.	Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company adopted SFAS 143 on January 1, 2003, and does not believe that the adoption had a material impact on the Company’s financial statements.

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

Notes to Consolidated Financial Statements, Continued

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

8.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees”, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$1,725	$1,125	$2,949	$1,924
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27)	(9)	(47)	(19)

Pro forma	$1,698	$1,116	$2,902	$1,905

Earnings per common share, as reported	$.30	$.20	$.51	$.34

Pro forma	$.29	$.19	$.50	$.33

Earnings per common share – diluted, as reported	$.28	$.19	$.48	$.32

Pro forma	$.27	$.18	$.47	$.32

9.	During the period ended June 30, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,121 of which $3,321 was paid during the period. These intangible assets are being amortized over their useful lives of 15 years.

The following schedule represents intangible assets recognized in connection with product acquisitions:

Amount
Intangible assets at December 31, 2002	$10,878
Acquisitions during the period	6,121
Amortization expense during the period	(599)

Intangible assets at June 30, 2003	$16,400

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales increased by 27% or $5,547,000 to $25,944,000 for quarter ended June 30, 2003 from $20,397,000 for the same period in 2002. Increased sales of the Company’s corn soil insecticides combined with the Smartbox® delivery system accounted for 38% of the increase with increased sales of the Company’s molluscicide line accounting for 22% of the increase. Increased sales of the Company’s herbicide, pest strips, plant growth regulators, soil fungicide and defoliant product lines accounted for the balance of the increase. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

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

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. Weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Net sales increased by 35% or $13,871,000 to $53,286,000 for the six months ended June 30, 2003 from $39,415,000 for the same period in 2002. Increased sales of the Company’s corn soil insecticides combined with the Smartbox® delivery system accounted for 64% of the increase. Increased sales of the Company’s molluscicides, herbicide, pest strips, plant growth regulators, soil fungicide and defoliant product lines accounted for the balance of the increase. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

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

Operating expenses, which are net of other income, increased by $5,102,000 to $18,865,000 for the six months ended June 30, 2003 as compared to $13,763,000 for the same period in 2002. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $2,593,000 or 50% to $7,805,000 for the six months ended June 30, 2003 from $5,212,000 for the same period in 2002. Programs and related costs accounted for 52% of the increase while increased payroll and payroll related costs, marketing and promotion, and insurance costs, accounted for 15%, 15% and 11%, respectively, of the increase with increases in other variable costs accounting for the balance.

•	General and administrative expenses increased by $201,000 or 5% to $4,136,000 for the six months ended June 30, 2003 as compared to $3,935,000 for the same period in 2002. Costs related to the amortization of newly acquired product lines, and payroll and payroll related costs accounted for the increase which was partially offset by a decline in legal expenses.

•	Research and product development costs and regulatory registration expenses increased by $1,553,000 or 72% to $3,704,000 for the six months ended June 30, 2003 as compared to $2,151,000 for the same period in 2002. This was due to increased costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products. A significant portion of the increase were costs related to scientific data generation for the international marketplace. The Company expects that its investment in data generation related to the international marketplace will continue and it will protect the Company’s ability to sell into the export market.

•	Freight, delivery, storage and warehousing increased by $755,000 or 31% to $3,220,000 for the six months ended June 30, 2003 as compared to $2,465,000 for the same period in 2002. This was related to increased sales.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of income.

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

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

Income Taxes

The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Income tax expense is recognized currently for taxes payable. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Goodwill and Other Intangible Assets

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company tests identifiable intangible assets for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. As of January 1, 2002, the Company had an immaterial amount of goodwill and amortization related to the goodwill. As such, the adoption of SFAS 142, did not have a material impact on the Company’s financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

PART II.    OTHER INFORMATION

Item 6.    Exhibits

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

AMERICAN VANGUARD CORPORATION

Dated: January 27, 2004	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: January 27, 2004	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director