Form 10-Q/A
period 2003-09-30
AMERICAN VANGUARD CORP
filed 2004-01-27
CIK 5981

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

AMERICAN VANGUARD CORPORATION

INDEX

Page Number

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	1

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	4

Notes to Consolidated Financial Statements	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

PART II – OTHER INFORMATION	16

Item 6.

Exhibits.	16

SIGNATURES AND CERTIFICATIONS	17

Explanatory Note:

Items 1 and 2 listed above are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith. Item 6 listed above is hereby amended by replacing the specified portions indicated herein.

The purpose of this Amendment is to make certain changes to the above referenced Items in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 that was originally filed on November 14, 2003 (the “Original Filing”). We are filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with our Registration Statement on Form S-3 filed on September 30, 2003. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

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

During the period ended September 30, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,192 of which $3,392 was paid in cash during the period.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accorandce with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration.

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

4.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Numerator:
Net income	$2,815	$1,765	$5,765	$3,690

Denominator:
Weighted averages shares outstanding	5,883	5,815	5,845	5,768
Assumed exercise of stock options	349	258	327	280

	6,232	6,073	6,172	6,048

5.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

6.	Reclassification – Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2003 presentation.

7.	Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$2,815	$1,765	$5,765	$3,690
Foreign currency translation adjustment	36	—	40	—

Comprehensive income	$2,851	$1,765	$5,805	$3,690

8.	During the period ended September 30, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,192 of which $3,392 was paid in cash during the period. These intangible assets are being amortized over their useful lives of 15 years.

The following schedule represents intangible assets recognized in connection with product acquisitions:

Amount
Intangible assets at December 31, 2002	$10,878
Acquisitions during the period	6,192
Amortization expense during the period	(947)

Intangible assets at September 30, 2003	$16,123

9.	Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”), effective January 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company adopted SFAS 143 on January 1, 2003, and the adoption did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), effective for exit or disposal activities initiated after December 31, 2002, SFAS 146 addresses the financial accounting and

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the first interim period beginning after June 15, 2003 for public companies. The Company adopted SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial statements.

10.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 Accounting for Stock Issued to Employees, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$2,815	$1,765	$5,765	$3,690
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(11)	(69)	(30)

Pro forma	$2,793	$1,754	$5,696	$3,660

Earnings per common share, as reported	$.48	$.31	$.99	$.64

Pro forma	$.47	$.30	$.97	$.63

Earnings per common share – diluted, as reported	$.45	$.29	$.93	$.61

Pro forma	$.45	$.29	$.92	$.61

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accorandce with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration.

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