Form 10-K/A
period 2002-12-31
AMERICAN VANGUARD CORP
filed 2004-01-28
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2002

		Page No.
PART I

Item 1.	Business	1

PART II

Item 6.	Selected Financial Data	5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	5

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16

SIGNATURES AND CERTIFICATIONS		17

Explanatory Note:

Items 1, 6 and 7 listed above are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith. Item 15 listed above is hereby amended by replacing the specified portions indicated herein.

The purpose of this Amendment is to make certain changes to the above referenced Items in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 that was originally filed on March 31, 2003 (the “Original Filing”). We are filing this amended Annual Report on Form 10-K/A in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with our Registration Statement on Form S-3 filed on September 30, 2003. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

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

In February 2003, AMVAC acquired certain assets associated with the global Pre-Harvest Protection business from Pace International, L.L.C. (“Pace”). Pace’s global Pre-Harvest Protection business encompasses five product lines:

•	Deadline®—a line of snail and slug control products used in agriculture and by commercial landscapers;

•	Hivol®44—a plant growth regulator used primarily in citrus;

•	Hinder™—a deer and rabbit repellant;

•	Bac-Master™—streptomycin antibiotic used primarily to control Fire Blight (a bacterial disease of apples and pears that kills blossoms, shoots, limbs, and sometimes, entire trees; and

•	Leffingwell® Supreme 415 Oil™—a horticultural oil insecticide for aphids, mites and scale.

Pace will continue to manufacture Deadline and Hinder under a multi-year supply agreement with AMVAC. Additionally, AMVAC has an option to acquire Pace’s Deadline manufacturing facility in Yakima County, Washington.

In January 2003, AMVAC acquired certain assets associated with the Evital 5G cranberry herbicide business conducted in the United States from Syngenta Crop Protection, Inc.

In July 2002, AMVAC acquired from Flowserve U.S. Inc. (“Flowserve”), all of its assets associated with the SmartBox closed delivery system. The SmartBox system electronically dispenses granular crop protection products, replacing older technology that utilizes mechanically driven sprockets and chains. The state-of-the-art SmartBox technology allows farmers to apply crop protection products accurately and efficiently while avoiding contact with the product. The computer controller enables farmers to monitor and change application rates while planting and provides the farmer with a permanent record of application. Initially the SmartBox system was developed by Flowserve in partnership with DuPont and Zeneca, Inc. which partnership commenced in 1995. At the same time it acquired certain assets associated with the Fortress® corn soil insecticide business from DuPont in 2000, AMVAC assumed DuPont’s SmartBox partnership interest. Thereafter, Zeneca, Inc. abandoned its SmartBox partnership interest. In 2000 AMVAC sold its Fortress 5G (5% active ingredient—chlorethoxyfoxs) corn soil insecticide to the American farmer in the SmartBox system. Later that year, AMVAC secured exclusive marketing rights in the U.S. Bayer CropScience’s Aztec® 4.67G corn soil insecticide which also can be applied through the SmartBox system. By offering both products, AMVAC provides farmers a choice of two different chemistries to apply through the SmartBox system. This allows farmers to rotate products from year to year, thereby preventing insects from building resistance to any one specific product. AMVAC is currently looking at utilizing this system for other crops where the safety features of the system would provide an important benefit.

In July 2002, AMVAC acquired from Syngenta Crop Protection, Inc. (“Syngenta”) all U.S. EPA end-use product registrations and data support as well as a license to the Ambush 25WP trademark (wettable powder formulation) in the United States. Syngenta will continue to own the rights and assets of the liquid formulation (Ambush 2EC) in the United States.

In June 2002, AMVAC acquired certain assets associated with the Folex cotton defoliant business conducted in the United States by Aventis CropScience USA prior to Bayer AG’s acquisition of Aventis CropScience S.A. The purchase included the U.S. EPA end-use product registration for Folex as well as the Folex trademark and product inventories. In addition, an existing supply agreement with Bayer Corporation providing for the supply of active ingredient and access to data in support of the end-use product registration has been assigned to AMVAC, allowing AMVAC to purchase the active ingredient in Folex from Bayer. Bayer markets a product under its trademark Def® which is similar to Folex, and continues to sell Def following its acquisition of Aventis.

In August 2001, AMVAC acquired certain assets associated with the Phosdrin® international insecticide business from BASF Agro B.V. The purchase included all active registrations, access to the underlying data for the registrations and trademarks in 55 countries. AMVAC has manufactured and formulated Phosdrin® for the international market at its Los Angeles facility since 1985. Additionally, AMVAC has been the primary data generator and data holder for the product since 1989.

In May 2000, AMVAC acquired certain assets associated with the worldwide Dacthal® (“DCPA”) herbicide business from GB Biosciences Corporation. The purchase included the worldwide rights, including U.S. Environmental Protection Agency (“EPA”) registration rights and similar regulatory entities in other countries, manufacturing and process technology, trademarks and all product related intellectual property. Dacthal has been sold for weed control in crops such as onions, garlic, cauliflower, cotton and strawberries for approximately thirty years.

In February 2000, AMVAC acquired certain assets associated with the Fortress® soil insecticide business from DuPont. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included certain rights and obligations to a closed (“SmartBox”) delivery system as well as DuPont’s existing finished and semi-finished inventory including the closed delivery system containers. Fortress insecticide provides control of the corn rootworm, a devastating pest in corn.

In addition to the product line acquisitions disclosed above, in November 1998, AMVAC acquired certain assets associated with the U.S. Dibrom® insecticide business from Valent USA Corporation (“Valent”), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all EPA registration rights issued under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC had manufactured and formulated Dibrom® prior to its acquisition, dating back to 1981, for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom® prior to Valent. AMVAC has owned the international rights to the Dibrom® product line since 1991. In 1997 AMVAC purchased the rights, title and interest to Vapam® (Metam Sodium), a soil fumigant, from Zeneca, Inc. The purchase included inventories of Vapam®, EPA registration rights issued under FIFRA and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. In 1993 AMVAC purchased from E.I. du Pont de Nemours & Company (“Du Pont”) the rights, title and interest (including Du Pont’s EPA registration rights) in Bidrin®, an insecticide for cotton crops, and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid (“NAA”) plant growth regulator product line including Rhone-Poulenc’s EPA registration rights.

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

PART II

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

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2002 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants’ reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2002. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2002, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. The amounts reclassified resulted in a reduction of net sales (and an offsetting reduction of operating expenses) of $3,649,100 in 2002, $3,888,600 in 2001 and $3,462,300 in 2000. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration. Amounts charged to operating expenses were $2,222,000 in 2002, $1,760,500 in 2001 and $727,000 in 2000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$11,713,900	$1,948,500	$6,640,400	$3,125,000	$—
Note payable to bank	8,000,000	—	8,000,000	—	—
Accrued royalty obligations	1,214,500	1,214,500	—	—	—
Employment agreement	2,175,000	435,000	870,000	870,000	—
Product acquisition obligations	250,000	250,000			—
Operating leases	606,900	338,000	268,900	—	—

	$23,960,300	$4,186,000	$15,779,300	$3,995,000	$—

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

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. The amounts reclassified resulted in a reduction of net sales (and an offsetting reduction of operating expenses) of $3,649,100 in 2002, $3,888,600 in 2001 and $3,462,300 in 2000. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration. Amounts charged to operating expenses were $2,222,000 in 2002, $1,760,500 in 2001 and $727,000 in 2000.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and was $570,000 in 2002, $503,000 in 2001 and $324,000 in 2000.

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

The chemical industry in general is cyclical and demands for its products tend to be slightly seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. The end user of some of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. There can be no assurance that the Company will adequately address any adverse seasonal effects. The inability to effectively address adverse seasonal effects could have a material adverse effect on the Company’s financial and operating results.

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

The Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the United States Environmental Protection Agency (U.S. EPA) registration and re-registration requirements, and are conditionally registered in accordance with the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased the Company’s operating expenses in such areas as testing and the production of new products. The Company expects such increases to continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. Responding to such requirements may cause delays in the sales of our products which delays would adversely affect our profitability. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the U.S. EPA, there can be no assurance the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

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

The Company’s future success will depend on its ability to develop additional applications for its products, and to expand its product lines and customer base.

The Company’s success will depend, in part, on its ability to develop additional applications for its products, and to expand its product lines and customer base in a highly competitive market. There can be no assurance that the Company will be successful in adequately addressing these development needs on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies (e.g., genetic engineering) developed by others will not render the Company’s products noncompetitive or obsolete. The Company’s failure to address these developments could have a material adverse effect on its financial and operating results.

The Company faces risks related to acquisitions of businesses and product lines.

The Company has expanded and intends to continue to expand its operations through the acquisition of additional businesses and product lines. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or product lines, or successfully integrate any acquired businesses or product lines without substantial expenses, delays or other operational or financial problems. There is an increasing trend in selling mature product lines through a competitive bid process. As a result, we may not be the successful bidder for a desirable product, or, if successful, we may pay a higher price for such product than if there was no competitive bid process. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, minimum purchase quantities, legal liabilities and amortization of acquired intangible assets and other one-time or ongoing acquisition related expenses. Some or all of these special risks or effects could have a material adverse effect on the Company’s financial and operating results. Client satisfaction or performance problems associated with a business or product line could have a material adverse impact on the Company’s reputation. In addition, there can be no assurance that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings. The Company’s failure to manage its acquisition strategy successfully could have a material adverse effect on its financial and operating results.

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

This prospectus and the documents it incorporates by reference contain forward-looking statements. Forward-looking statements relate to future periods and include descriptions of our plans, objectives, and underlying assumptions for future operations, our market opportunities, our acquisition opportunities, and our ability to compete. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results to differ materially. For information on these risks and uncertainties, see the “Risk Factors” beginning on page 4. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this prospectus. Forward-looking statements are made only as of the date of this prospectus. We do not intend, and undertake no obligation, to update these forward-looking statements.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Index to Consolidated Financial Statements and Supplementary Data:

(2)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page      are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION (Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ JAMES A. BARRY

	Eric G. Wintemute President, Chief Executive Officer and Director January 27, 2004		James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director January 27, 2004

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
Assets (note 3)
Current assets:
Cash	$3,274,600	$853,000
Receivables:
Trade	16,975,000	16,885,400
Other	219,200	229,200

	17,194,200	17,114,600

Inventories	21,227,700	24,029,800
Prepaid expenses	870,300	1,145,900
Deferred tax asset (note 4)	289,200	1,231,700
Income tax benefit (note 4)	918,400	-0-

Total current assets	43,774,400	44,375,000
Property, plant and equipment, net (note 1)	19,983,700	13,398,000
Land held for development	210,800	210,800
Intangible assets	10,877,900	10,049,500
Other assets	601,400	531,600

	$75,448,200	$68,564,900

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 2)	$1,948,500	$701,800
Accounts payable	5,159,100	9,400,300
Accrued program costs	4,875,100	4,187,000
Accrued expenses and other payables	2,714,400	3,111,700
Accrued royalty obligations (note 9 and 10)	1,214,500	873,300
Income taxes payable	-0-	723,100

Total current liabilities	15,911,600	18,997,200
Long-term debt, excluding current installments (note 2)	9,765,400	1,963,900
Note payable to bank (note 3)	8,000,000	12,200,000
Other long-term liabilities	—	83,300
Deferred income taxes (note 4)	1,527,900	1,362,200

Total liabilities	35,204,900	34,606,600

Commitments and contingent liabilities (notes 2, 3, 5, 6, 9 and 11)
Stockholders’ equity: (note 15)
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 10,000,000 shares; issued 6,357,034 shares in 2002 and 6,240,000 shares in 2001	635,700	624,000
Additional paid-in capital	9,494,800	9,005,400
Accumulated other comprehensive income	(272,300)	—
Retained earnings	32,621,500	26,171,500

	42,479,700	35,800,900
Less treasury stock, at cost, 539,833 shares in 2002 and 508,963 shares in 2001	2,236,400	1,842,600

Total stockholders’ equity	40,243,300	33,958,300

	$75,448,200	$68,564,900

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, January 1, 2000	5,128,000	$512,800	$3,622,600	$22,520,200	$—	$—	256,500	$(686,700)	$25,968,900
Common stock dividend	514,000	51,400	1,971,300	(2,022,700)	—	—	—	—	—
Cash dividends on common stock ($0.076 per share)	—	—	—	(454,100)	—	—	—	—	(454,100)
Treasury stock acquired	—	—	—	—	—	—	146,727	(569,600)	(569,600)
Stock options exercised	12,000	1,200	30,000	—	—	—	—	—	31,200
Net income		—	—	4,311,200	—	4,311,200	—	—	4,311,200
Total comprehensive income	—	—	—	—	—	4,311,200	—	—	—

Balance, December 31, 2000	5,654,000	565,400	5,623,900	24,354,600	—	—	403,227	(1,256,300)	29,287,600
Common stock dividend 10%	566,000	56,600	3,306,700	(3,363,300)	—	—	—	—	—
Cash dividends on common stock ($0.08 per share)	—	—	—	(459,400)	—	—	—	—	(459,400)
Treasury stock acquired	—	—	—	—	—	—	105,736	(586,300)	(586,300)
Stock options exercised	20,000	2,000	74,800	—	—	—	—	—	76,800
Net income	—	—	—	5,639,600	—	5,639,600	—	—	5,639,600
Total comprehensive income	—	—	—	—	—	5,639,600	—	—	—

Balance, December 31, 2001	6,240,000	624,000	9,005,400	26,171,500	—	—	508,963	(1,842,600)	33,958,300
Stocks issued under ESPP	24,441	2,400	171,200	—	—	—	—	—	173,600
Cash dividends on common stock ($0.103 per share)	—	—	—	(598,800)	—	—	—	—	(598,800)
Foreign currency translation adjustment, net	—	—	—	—	(272,300)	(272,300)	—	—	(272,300)
Treasury stock acquired	—	—	—	—		—	30,870	(393,800)	(393,800)
Stock options exercised	92,593	9,300	318,200	—		—	—	—	327,500
Net income	—	—	—	7,048,800	—	7,048,800	—	—	7,048,800

Total comprehensive income	—	—	—	—	—	$6,776,500	—	—	—

Balance, December 31, 2002	6,357,034	$635,700	$9,494,800	$32,621,500	$(272,300)	—	539,833	$(2,236,400)	$40,243,300

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$7,048,800	$5,639,600	4,311,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,392,200	1,209,100	2,022,900
Amortization of other assets	945,200	934,700	926,300
Deferred income taxes	1,108,200	(715,200)	(731,000)
Changes in assets and liabilities associated with operations:
(Increase) decrease in receivables	(79,600)	5,735,100	(6,896,700)
Decrease (increase) in inventories	2,802,100	(2,827,000)	(4,452,900)
(Increase) decrease in prepaid expenses	275,600	(381,700)	55,400
Increase (decrease) in accounts payable	(4,241,200)	2,486,700	3,967,300
Increase (decrease) in other payables and accrued expenses	(1,092,800)	2,725,900	(567,100)

Net cash provided by used in operating activities	8,158,500	14,807,200	(1,364,600)

Cash flows from investing activities:
Capital expenditures	(7,977,900)	(5,594,300)	(521,500)
Increase in intangible assets	(1,773,600)	(268,700)	(1,450,000)
Other noncurrent assets	(69,800)	(126,300)	184,500

Net cash used in investing activities	(9,821,300)	(5,989,300)	(1,787,000)

(Continued)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	2002	2001	2000
Increase (decrease) in cash
Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	$(4,200,000)	$(3,600,000)	$5,700,000
Proceeds from issuance of long-term debt	10,000,000	—	—
Payments on long-term debt and capital lease obligations	(951,800)	(3,757,000)	(1,745,100)
Exercise of common stock options	501,100	76,800	31,200
Purchase of treasury stock	(393,800)	(586,300)	(569,400)
Payment of cash dividends	(598,800)	(459,400)	(454,300)

Net cash provided by (used in) financing activities	4,356,700	(8,325,900)	2,962,400

Net increase (decrease) in cash	2,693,900	492,000	(189,200)
Cash at beginning of year	853,000	361,000	550,200

Effect of exchange rate changes on cash	(272,300)	—	—
Cash at end of year	$3,274,600	$853,000	$361,000

Supplemental cash flow information:
Cash paid during the year for:
Interest	$878,600	$1,334,300	$1,380,100
Income taxes	$4,730,900	$4,491,800	$3,590,000

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

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and was $570,000 in 2002, $503,000 in 2001 and $324,000 in 2000.

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventories consist of the following:

	2002	2001
Finished products	$18,589,100	$19,404,900
Raw materials	2,638,600	4,624,900

	$21,227,700	$24,029,800

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

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. The amounts reclassified resulted in a reduction of net sales (and an offsetting reduction of operating expenses) of $3,649,100 in 2002, $3,888,600 in 2001 and $3,462,300 in 2000. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration. Amounts charged to operating expenses were $2,222,000 in 2002, $1,760,500 in 2001 and $727,000 in 2000.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

The Company had total comprehensive income of $6,776,500, $5,639,600 and $4,311,200, for the years ended December 31, 2002, 2001 and 2000, respectively, which include foreign currency losses of $272,300, $0 and $0, for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The effect of options to purchase 56,250, 207,000, and 30,250 shares for the years ended December 31, 2002, 2001, and 2000, were excluded from the computation of earnings per dilutive share. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

The Company began the re-commissioning phase during the third quarter of 2001 of the Axis, Alabama manufacturing facility it acquired in May 2001 from E.I. Du Pont de Nemours. Most of the re-commissioning was completed during the latter part of 2002 with the final re-commissioning expected to take place in the early part of 2003. As of December 31, 2002, $10, 150,200 of the $11,154,600 appearing in Construction in progress relates to the re-commissioning of the Axis, Alabama manufacturing facility.

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

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2002 and 2001 relate to the following:

	2002	2001
Current:
Inventories	$289,200	$575,400
State income taxes	(235,200)	(66,300)
Accrued bonus	—	419,500
Vacation pay accrual	112,300	102,900
Imputed interest on royalty obligation	(113,500)	(125,400)
Accrued sales programs	230,000	230,000
Other	6,400	95,600

Net deferred tax asset	289,200	1,231,700

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(1,527,900)	(1,362,200)

Net deferred tax liability	(1,527,900)	(1,362,200)

Total net deferred tax liability	$(1,238,700)	$(130,500)

The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

The income tax benefit of $918,400 primarily relates to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. It is expected that the receivable will be received sometime during 2003.

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

(10)	Product Acquisitions

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

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

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

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets recognized in connection with product acquisitions. Intangible assets are amortized over their expected useful lives of 15 years:

	2002	2001
Gross carrying amount	$14,064,400	$12,290,800
Accumulated amortization	(3,186,500)	(2,241,300)

	$10,877,900	$10,049,500

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2003	$994,500
2004	994,500
2005	994,500
2006	994,500
2007	994,500
Thereafter	5,905,400

$10,877,900

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 1999	$5,658,900
Additional obligations acquired	1,450,000
Payments on existing obligations	(2,905,800)

Obligations under acquisition agreements at December 31, 2000	4,203,100
Additional obligations acquired	421,900
Payments on existing obligations	(3,725,000)

Obligations under acquisition agreements at December 31, 2001	900,000
Additional obligations acquired	—
Payments on existing obligations	(650,000)

Obligations under acquisition agreements at December 31, 2002	$250,000

Future commitments on obligations under product acquisition agreements are due as follows:

December 31	Amount
2004	$250,000

(11)	Commitments

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

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 580,500 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

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

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non- Statutory Stock Options	Weighted Average Price Per Share
Balance outstanding, December 31, 1999	277,775	4,781	$2.71
Options granted, $3.69	—	14,300	$3.69

Balance outstanding, December 31, 2000	277,775	19,081	$2.73
Options granted, range from $6.88-$7.05	207,006	5,499	$7.05
Options exercised, range from $2.89-$6.88	(3,900)	(9,750)	$(3.86)

Balance outstanding, December 31, 2001	480,881	14,830	$4.58
Options granted, range from $12.10-$12.77	11,250	7,261	$12.51
Options exercised, range from $3.05-$12.10	(86,231)	(6,362)	$(3.22)

Balance outstanding, December 31, 2002	405,900	15,729	$5.22

Information relating to stock options at December 31, 2002 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$2.15-$3.33	37,929	34	$2.55	151,715	$2.55
$7.05	164,005	68	$7.05	41,001	$7.05
$12.77	11,250	79	$12.77	—	$—

	213,184	63	$6.55	192,716	$3.51

Nonstatutory Stock Options:
$2.58-$3.69	—	—	$—	8,469	$2.90
$6.88	—	—	$—	2,420	$6.88
$12.10	—	—	$—	4,840	$12.10

	—	—	$—	15,729	$6.34

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

	2002	2001	2000
Net income attributable to common stockholders	$7,048,800	$5,639,600	$4,311,200
Stock-based employee compensation expense included in reported net income, net of related tax effects	$-0-	$-0-	$-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,500)	$(8,300)	—

Pro forma	$7,047,300	$5,631,300	$4,311,200

Earnings per common share	$1.22	$0.98	$0.73
Pro forma	$1.22	$0.98	$0.73
Earnings per common share – assuming dilution, as reported	$1.16	$0.95	$0.72
Pro forma	$1.16	$0.95	$0.72

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

Presented below are the weighted average shares and earnings per share amounts for the years ended December 31, 2002, 2001 and 2000, had the 3 for 2 stock split not occurred:

	2002	2001	2000
Net income	$7,048,800	$5,639,600	$4,311,200

Earnings per common share	$1.83	$1.48	$1.09

Earnings per common share—assuming dilution	$1.74	$1.43	$1.07

Weighted averages shares outstanding	3,853,467	3,824,584	3,945,376

Weighted averages shares outstanding—assuming dilution	4,040,793	3,942,600	4,010,804

(17)	Quarterly Data—Unaudited

Quarterly Data—2002	March 31	June 30	September 30	December 31
Net sales	$19,018,000	$20,397,200	$29,841,400	$31,414,800
Gross profit	7,706,000	9,355,000	11,960,300	14,854,300
Net income	799,300	1,125,000	1,765,400	3,359,100
Basic net income per share	.14	.19	.31	.58
Diluted net income per share	.13	.18	.30	.55

Quarterly Data—2001
Net sales	$14,815,900	$18,556,600	$23,676,500	$26,078,900
Gross profit	5,753,500	7,895,400	10,436,800	13,845,800
Net income	597,700	818,900	1,484,500	2,738,500
Basic net income per share	.10	.14	.26	.48
Basic and diluted net income per share	.10	.14	.25	.46

INDEX TO EXHIBITS

ITEM 15

Page Sequentially Numbered

23	Consent of BDO Seidman, LLP.

31.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.