Form 10-Q/A
period 2003-03-31
AMERICAN VANGUARD CORP
filed 2004-01-28
CIK 5981

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

Commission file number 0-6354-

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

Common Stock, $.10 Par Value — 5,827,644 shares as of May 12, 2003

AMERICAN VANGUARD CORPORATION

Explanatory Note:

Items 1 and 2 listed above are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith. Item 6 listed above is hereby amended by replacing the specified portions indicated herein.

The purpose of this Amendment is to make certain changes to the above referenced Items in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 that was originally filed on November 14, 2003 (the “Original Filing”). We are filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with our Registration Statement on Form S-3 filed on May 14, 2003. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

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

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2003	2002
Net sales	$27,342	$19,018
Cost of sales	15,974	11,312

Gross profit	11,368	7,706
Operating expenses	9,291	6,230

Operating income	2,077	1,476
Interest expense – net	117	197

Income before income tax	1,960	1,279
Income taxes	736	480

Net income	$1,224	$799

Earnings per common share (notes 3 & 4)	$.21	$.14

Earnings per common share - assuming dilution (notes 3 & 4)	$.20	$.13

Weighted average shares outstanding (notes 3 & 4)	5,826	5,729

Weighted average shares outstanding - assuming dilution (notes 3 & 4)	6,090	5,995

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

During the quarter ended March 31, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,114 (and a corresponding debt obligation of $2,800), of which $3,314 was paid during the period.

On March 18, 2002, the Company announced that its Board of Directors declared a cash dividend of $.14 per share ($.07 as adjusted for the 3-for-2 stock split and 4-for-3 stock split of April 2003 and April 2002, respectively) as well as a 4-for-3 stock split. Both dividends were distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002. The cash dividend was paid on the number of shares outstanding prior to the 4-for-3 stock split. Stockholders entitled to fractional shares resulting from the stock dividend received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2002. Cash dividends paid April 12, 2002 totaled $404.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees”, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	March 31, 2003	March 31, 2002
Net income, as reported	$1,224	$799
Employee compensation expense	$(20)	$—

Pro forma	$1,204	$799

Earnings per common share, as reported	$.21	$.14

Pro forma	$.21	$.14

Earnings per common share–assuming dilution, as reported	$.20	$.13

Pro forma	$.20	$.13

9.	Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income	$1,224	$799
Foreign currency translation adjustment	17	—

Comprehensive income	$1,241	$799

10.	During the quarter ended March 31, 2003, the Company completed the acquisition of six product lines, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $6,114 (and a corresponding debt obligation of $2,800), of which $3,314 was paid during the period. These intangible assets are being amortized over their useful lives of 15 years.

The following schedule represents intangible assets recognized in connection with product acquisitions:

Amount
Intangible assets at December 31, 2002	$10,878
Acquisitions during the period	6,114
Amortization expense during the period	(251)

Intangible assets at September 30, 2003	$16,741

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financing activities provided $10,598,000 for the first three months of 2003. Net borrowings under the Company’s fully-secured evolving line of credit increased by $10,500,000. The Company made payments of its long-term debt of $18,000 and received $116,000 from the issuance of common stock.

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