Form 10-K
period 2003-12-31
AMERICAN VANGUARD CORP
filed 2004-03-30
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.  Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $51.2 million. This figure is estimated as of June 30, 2003, at which date the closing price of the registrant’s Common Stock on the American Stock Exchange was $12.24 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2003, was 8,740,578. The number of shares of $.10 par value Common Stock outstanding as of March 22, 2004, was 8,935,534. (Common Stock and per share data have been adjusted to give effect for a 3 for 2 stock split to be distributed April 16, 2004.)

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2003

i

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Refer to Part I, Item 7 for selective enterprise information.

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

In January 2004, AMVAC entered into an agreement with Syngenta Crop Protection (“Syngenta”) to supply Force 3G for use through AMVAC’s SmartBox system beginning in the 2004 season. Force 3G is a corn soil insecticide manufactured and marketed by Syngenta for the control of corn rootworm, wireworm, cutworm and white grub in cotton.

In December 2003, AMVAC acquired certain assets related to the active ingredient dichlorvos (“DDVP”) used in the animal health business and marketed primarily under the trade name Nuvan® from Novartis Animal Health, Inc. a business unit of Novartis AG. Since 1975, AMVAC has manufactured a technical form of DDVP, used primarily in specialty markets as a broad-spectrum household and specialty insecticide. Nuvan, which is used primarily for animal health to control flies and ecto-parasites, will expand the Company’s animal health business well as its international sales of DDVP. DDVP products are highly effective in controlling in enclosed spaces, a wide variety of pests including mosquitoes, flies, and cockroaches. AMVAC has been the primary generator of data to support the registration of DDVP products worldwide.

In February 2003, AMVAC acquired certain assets associated with the global Pre-Harvest Protection business from Pace International, L.L.C. (“Pace”). Pace’s global Pre-Harvest Protection business encompassed five product lines:

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

In January 2003, AMVAC acquired certain assets associated with the Evital 5G cranberry herbicide business conducted in the United States from Syngenta.

In July 2002, AMVAC acquired from Flowserve U.S. Inc. (“Flowserve”), all or substantially all of its assets associated with the SmartBox closed delivery system. The SmartBox system electronically dispenses granular crop protection products, replacing older technology that utilizes mechanically driven sprockets and chains. The state-of-the-art SmartBox technology allows farmers to apply crop protection products accurately and efficiently while avoiding contact with the product. The computer controller enables farmers to monitor and change application rates while planting and provides the farmer with a permanent record of application. Initially the SmartBox system was developed by Flowserve in partnership with E.I. DuPont de Nemours and Company (“DuPont”) and Zeneca, Inc. which partnership commenced in 1995. At the same time it acquired certain assets associated with the Fortress® corn soil insecticide business from DuPont in 2000, AMVAC assumed DuPont’s SmartBox partnership interest. Thereafter, Zeneca, Inc. abandoned its SmartBox partnership interest. In 2000 AMVAC sold its Fortress 5G (5% active ingredient—chlorethoxyfoxs) corn soil insecticide to the American farmer in the SmartBox system. Later that year, AMVAC secured exclusive marketing rights in the U.S. Bayer CropScience’s Aztec® 4.67G corn soil insecticide which also can be applied through the SmartBox system. By offering both products, AMVAC provides farmers a choice of two different chemistries to apply through the SmartBox system. This allows farmers to rotate products from year to year, thereby preventing insects from building resistance to any one specific product. AMVAC is currently looking at utilizing this system for other crops where the safety features of the system would provide an important benefit.

In July 2002, AMVAC acquired from Syngenta all U.S. Environmental Protection Agency (“EPA”) end-use product registrations and data support as well as a license to the Ambush 25WP trademark (wettable powder formulation) in the United States. Syngenta will continue to own the rights and assets of the liquid formulation (Ambush 2EC) in the United States.

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

In addition to the product line acquisitions disclosed above, In May 2000, AMVAC acquired certain assets associated with the worldwide Dacthal® (“DCPA”) herbicide business from GB Biosciences Corporation. The purchase included the worldwide rights, including U.S. Environmental Protection Agency (“EPA”) registration rights and similar regulatory entities in other countries, manufacturing and process technology, trademarks and all product related intellectual property. Dacthal has been sold for weed control in crops such as onions, garlic, cauliflower, cotton and strawberries for approximately thirty years. In February 2000, AMVAC acquired certain assets associated with the Fortress® soil insecticide business from DuPont. The Company acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included certain rights and obligations to the SmartBox delivery system as well as DuPont’s existing finished and semi-finished inventory including the closed delivery system containers. Fortress insecticide provides control of the corn rootworm, a devastating pest in corn. In 1998, AMVAC acquired certain assets associated with the U.S. Dibrom® insecticide business from Valent USA Corporation (“Valent”), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all EPA registration rights and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC had manufactured and formulated Dibrom® prior to its acquisition, dating back to 1981, for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom® prior to Valent. AMVAC has owned the international rights to the Dibrom® product line since 1991. In 1997 AMVAC purchased the rights, title and interest to Vapam® (Metam Sodium), a soil fumigant, from Zeneca, Inc. The purchase included inventories of Vapam®, EPA registration rights issued under Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. In 1993 AMVAC purchased from E.I. du Pont de Nemours & Company (“Du Pont”) the rights, title and interest (including Du Pont’s EPA registration rights) in Bidrin®, an insecticide for cotton crops, and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid (“NAA”) plant growth regulator product line including Rhone-Poulenc’s EPA registration rights.

Seasonality

The agricultural chemical industry in general is cyclical in nature. The demand for AMVAC’s products tends to be slightly seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

Backlog

The Company does not believe that backlog is a significant factor in its business. The Company primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

Customers

Helena Chemical Company and Con Agra, Inc. accounted for 11% each of the Company’s sales in 2003. ConAgra, Inc., Agriliance and Helena Chemical Company accounted for 22%, 12% and 10%, respectively of the Company’s sales in 2002. ConAgra, Inc. accounted for 23% of the Company’s sales in 2001. ConAgra, Agriliance and Helena are distributors of the Company’s products.

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

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. The Company has attempted to position AMVAC in smaller niche markets which are no longer of strong focus to larger companies. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC’s successful acquisitions of Nuvan, Dacthal, Fortress, Dibrom, Vapam, Bidrin and NAA.

Intellectual Property

AMVAC’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single or several trademarks, licenses, or patents.

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC’s products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $4,669,000, $2,940,000 and $2,433,000 during 2003, 2002 and 2001 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $4,694,000 in 2004. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

Environmental

During 2003, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted in December 2003 under the oversight of the DTSC. Additional investigation and potential remediation activities are planned to be implemented in a phased approach over the next one to two years under the oversight of the DTSC. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

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

Employees

As of March 12, 2004, the Company employed approximately 223 persons. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2003, 2002 and 2001.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2003	2002	2001
Export Sales	$8,943,000	$7,469,900	$6,086,600
Percentage of Net Sales	7.2%	7.4%	7.3%

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

The Company makes available free of charge (through its website, www.american-vangaurd.com (1) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission and (2) the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters, our Code of Conduct and Ethics and our Employee Complaint Procedures for Accounting and Auditing Matters. The Company’s internet website and the information contained therein or incorporated therein are not intended to be incorporated into the Annual Report on Form 10-K.

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

In May, 2001, AMVAC completed the acquisition of a manufacturing facility from DuPont. The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long-term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed primarily to manufacture pyrethroids and organophosphates. The acquisition increased AMVAC’s capacity while also providing flexibility and geographic diversity. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report.)

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

ITEM 3     LEGAL PROCEEDINGS

DBCP LAWSUITS

A.    Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with 1,2-dibromo-3-chloropropane (“DBCP”) in excess of the maximum contaminant level. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC’s (and the Company’s) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit (which does not have a material impact on the Company’s financial statements) directly to Dow Chemical. Thus far, no additional wells have been remediated nor has there been ongoing operation and maintenance charges.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named Plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. (The Plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last six years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001 and the United States Supreme Court subsequently granted a hearing. Oral argument was held on January 22, 2003. On April 22, 2003, the United States Supreme Court issued its decision in favor of the Plaintiffs, holding there was no jurisdiction in federal court. This vacates the order dismissing the case under the forum non conveniens doctrine. One September 5, 2003, the U.S. District Court in Honolulu issued an order that the case will be remanded to state court unless there is an objection filed by September 18, 2003. As the U.S. Supreme Court has issued its final decision on the lack of federal court jurisdiction, the case will be remanded to state. Once the case reaches state court, the defendants will have to decide whether they will file a motion to dismiss under forum non conveniens pursuant to state court procedures. The Plaintiffs’ attorneys reported that the ten Plaintiffs filed suit in their home countries by December 9, 1998, alleging in excess of two million United States dollars per Plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the Plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the Plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously.

B.    Pending Matters in Hawaii

On or about October 1, 2003, the Company was indirectly advised of a possible claim for ground water contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with DBCP and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Land & Pineapple Company, Maui Pineapple Company (collectively, “Maui Pine”), The Dow Chemical Company, Dow AgroSciences, LLC (collectively, “Dow”), Occidental Petroleum Corporation, Occidental Chemical Corporation (collectively, “Occidental”), Shell Oil Company, Shell Chemical Company (collectively, “Shell”), American Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. (collectively “Brewer”). On or about October 17, 2003, all parties agreed to a tolling of the applicable statute of limitations in order to enter into mediation proceedings. The Company has been advised that the total claim could approximate four million dollars, inclusive of future expenses for operations and maintenance of filtration devices on the wells. The parties met with an independent mediator on January 14 and 15, 2004 to discuss this claim. On January 15, 2004, the Company reached a settlement with HWSC for fifty-five thousand dollars ($55,000.00), contingent upon obtaining a court order approving the settlement as one made in good faith. The settlement includes future expenses for operations and maintenance. As not all parties settled at the mediation, HWSC advised that it will file suit in the Circuit Court of the Second Circuit, State of Hawaii. To facilitate the filing of the good faith settlement motion, HWSC’s suit will also name as defendants the Company and the other parties which also settled. News reports state that this suit was filed on or about February 1, 2004. The suit has not yet been served on the Company.

C.    Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. (These complaints were filed by the same attorneys representing the Patrickson Plaintiffs in Hawaii.) The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., Inc., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Unlike the Patrickson case, the court did not establish detailed procedures or deadlines for the filing of suits in the foreign countries by the five Plaintiffs. Defendants have learned that Plaintiff Valentin Valdez has filed a suit in Panama, but they have not been served. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. A deposition of the plaintiff Espinola was scheduled but was never taken. The federal court then ordered remand to state court. The attorneys for Dow Chemical Co. Filed a motion for reconsideration, explaining that the Plaintiffs attorneys did not produce their client for deposition. This motion is still pending. No discovery has taken place on the individual claims of these Plaintiffs. If the Espinola case is tried in Mississippi state court, the maximum recovery is fifty thousand dollars. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

D.    Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et. al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs (approximately three thousand nine hundred) are primarily from the countries of the Philippines, Costa Rica, Ecuador and Guatemala. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in the Delgado and Carcamo matters discussed below. In September 2002, the Plaintiffs’ attorneys finally evaluated their list of Plaintiffs who had settled previously. They agreed that the plaintiffs who settle with Dow Chemical Company, Shell Oil Company, and Occidental Chemical Corporation were now only proceeding against the grower defendants. The plaintiffs who had not settle previously would continue with the suit against all defendants, including AMVAC. Thus, out of the approximately three thousand nine-hundred Plaintiffs, about three hundred and fourteen are left (one hundred and sixty-seven are from Ecuador, one hundred and two are from Costa Rica and forty-five are from Guatemala). The Plaintiffs filed a consolidated third amended complaint in October 2002 with Soriano as the lead case. Each Plaintiff seeks in excess of the minimum jurisdiction of federal court for diversity of citizenship cases (seventy-five thousand dollars). AMVAC has answered the third amended complaint. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge issued an order to the parties on April 23, 2003 as to why the cases should not be remanded to state court. The defendants argued that there was still federal court jurisdiction because of diversity of citizenship, but this diversity did not exist at the time the suites ere originally filed in 1996 and accordingly, the court remanded the cases to state court on June 23, 2003. In state court, the three cases were assigned to two different judges. The defendants considered filing another motion to dismiss based on forum non conveniens. In Louisiana, all defendants must join in making such a motion. By this time, unfavorable anti-forum non conveniens laws had passed or were pending in several of the countries where the Plaintiffs resided. Several of the defendants were against consenting to jurisdiction in those countries, which is a condition required by an order of dismissal under forum non conveniens. As a result, these cases will now be litigated in state court in Louisiana. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. As in the other banana worker’s cases, no discovery has taken place on the individual claims of the Plaintiffs. Thus, it is unknown as to how many of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

E.    Texas Matters

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

F.    Nicaragua Matters

In January 2003, three new cases were filed in Nicaragua. This time defendants besides Dow Chemical Company, Shell Oil Company and Dole Food were sued, including AMVAC, Occidental Chemical Corporation, Del Monte Fresh Produce, Chiquita Brands, Ameribrom and three Chevron entities. It is reported that these Plaintiffs claim damages for sterility and that there are approximately three hundred and fifty Plaintiffs named in these three cases. AMVAC has not been served to date and has not seen the complaints. AMVAC disputes that the Nicaraguan courts have jurisdiction over it. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

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

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s $0.10 par value common stock (“Common Stock”) is listed on the American Stock Exchange under the ticker symbol AVD (since January 1998). The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

The following table sets forth the range of high and low sales prices as reported for the Company’s Common Stock for the calendar quarters indicated (as adjusted for stock splits and stock dividends).

	High	Low	Close
Calendar 2003
First Quarter	$11.11	$8.91	$11.09
Second Quarter	13.60	11.10	12.24
Third Quarter	19.03	12.20	16.63
Fourth Quarter	26.00	16.57	24.97
Calendar 2002
First Quarter	$7.93	$6.03	$7.52
Second Quarter	8.87	7.93	8.58
Third Quarter	10.98	6.60	8.98
Fourth Quarter	10.88	8.87	9.83

As of March 22, 2004, the number of shareholders of the Company’s Common Stock was approximately 1,900, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for 3 for 2 stock split). Both dividends will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

On March 19, 2003, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.13 per share ($.058 as adjusted for stock splits). Both dividends were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.

On March 18, 2002, the Company announced that the Board of Directors declared a cash dividend of $.14 per share ($.047 as adjusted for stock splits) as well as a 4-for-3 stock split. Both dividends were distributed on April 12, 2002 to stockholders of record at the close of business on March 29, 2002.

The Company has issued a cash dividend in each of the last eight years (1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003) as well as declaring on March 16, 2004, as aforementioned, a $.12 per share cash dividend.

ITEM 6     SELECTED FINANCIAL DATA (in thousands, except for weighted average number of shares and per share data)

	2003	2002	2001	2000	1999
Operating revenues	$124,863	$100,671	$83,127	$74,517	$66,200

Operating income	$16,542	$11,879	$10,367	$8,828	$6,878

Income before income tax expense	$16,182	$11,278	$9,023	$7,185	$5,223

Net income	$10,263	$7,049	$5,639	$4,311	$3,236

Earnings per common share(1)	$1.16	$.81	$.66	$.49	$.36

Earnings per common share—assuming dilution(1)	$1.10	$.78	$.64	$.48	$.36

Total assets	$106,883	$75,448	$68,565	$66,091	$55,579

Long-term debt and capital lease obligations, less current portion	$22,142	$17,765	$14,164	$18,647	$14,989

Stockholders’ equity	$50,334	$40,243	$33,958	$29,288	$25,969

Weighted average shares outstanding(1)	8,811,303	8,670,301	8,605,314	8,877,096	8,985,888

Weighted average shares outstanding—assuming dilution(1)	9,314,253	9,091,785	8,870,850	9,024,309	8,985,882

Dividends per share of common stock(1)	$.091	$.069	$.053	$.051	$.017

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2003 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent certified public accountants’ reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2003. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

Presented below are the weighted average shares and earnings per share amounts for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 had the 3 for 2 stock split (which will be distributed April 16, 2004) not occurred:

	2003	2002	2001	2000	1999
Earnings per common share	$1.75	$1.22	$.98	$.73	$.54

Earnings per common share—assuming dilution	$1.65	$1.16	$.95	$.72	$.54

Weighted average shares outstanding	5,874,202	5,780,201	5,736,876	5,918,064	5,990,592

Weighted average shares outstanding— assuming dilution	6,209,502	6,061,190	5,913,900	6,016,206	5,990,592

(1)	As adjusted for stock splits. On March 16, 2004, the Company announced that the Board of Directors declared a cash dividend of $.12 per share ($.08 as adjusted for 3 for 2 stock split) as well as a 3 for 2 stock split. Both dividends will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004.

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

2003 Compared with 2002:

	2003	2002	Change
Net sales:
Crop	$104,895,000	$79,271,000	$25,624,000
Non-crop	19,968,000	21,400,000	(1,432,000)

	$124,863,000	$100,671,000	$24,192,000

Gross profit:
Crop	$47,932,000	$32,834,000	$15,098,000
Non-crop	10,942,000	11,041,000	(99,000)

	$58,874,000	$43,875,000	$14,999,000

The Company reported net income of $10,263,000 or $1.10 per diluted share in 2003 as compared to net income of $7,049,000 or $.78 per diluted share in 2002. (Net income per share data have been restated to reflect the effect of a 3 for 2 stock split that will be distributed on April 16, 2004.)

Net sales in 2002 increased by 24% to $124,863,000 from $100,671,000 in 2002. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

Gross profits increased $14,999,000 to $58,874,000 in 2003 from $43,875,000 in 2002. Gross profit margins increased to 47% in 2003 from 44% in 2002. The improvement in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $10,336,000 to $42,332,000 in 2003 from $31,996,000 in 2002. Operating expenses as a percentage of sales were 34% in 2003 as compared to 32% in 2002. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $5,602,000 to $16,278,000 in 2003 from $10,676,000 in 2002. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales.

•	General and administrative increased by $1,000,000 to $9,427,000 in 2003 as compared to $8,427,000 in 2002. The increase was due to increases in expenses related to the amortization of intangible assets in connection with new asset acquisitions in 2003 and increased payroll and payroll related costs.

•	Research and product development costs and regulatory registration expenses increased by $2,008,000 to $7,725,000 in 2003 from $5,717,000 in 2002. The increase was a result of increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products (which accounted for approximately 85% of the increase) and increased payroll and payroll related costs.

•	Freight, delivery and warehousing costs increased $1,726,000 to $8,902,000 in 2003 as compared to $7,176,000 in 2002 due to the increased sales levels.

Interest costs before capitalized interest and interest income remained virtually unchanged at $986,000 in 2003 as compared to $973,000 in 2002. The Company recorded $303,000 in interest income in 2003, which primarily relates to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the tax benefit due from California (franchise tax) generated $.033 per diluted share in 2003. The refund was received in July 2003.) The Company capitalized $323,000 of interest costs related to construction in progress during 2003 as compared to $347,000 in 2002.

Income tax expense increased by $1,690,000 to $5,919,000 in 2003 as compared to $4,229,000 in 2002. The Company’s effective tax rate was 36.6% in 2003 as compared to 37.5% in 2002. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2003, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Results of Operations

2002 Compared with 2001:

	2002	2001	Change
Net sales:
Crop	$79,271,000	$66,375,000	$12,896,000
Non-crop	21,400,000	16,752,000	4,648,000

	$100,671,000	$83,127,000	$17,544,000

Gross profit:
Crop	$32,834,000	$29,369,000	$3,465,000
Non-crop	11,041,000	8,562,000	2,479,000

	$43,875,000	$37,931,000	$5,944,000

The Company reported net income of $7,049,000 or $.78 per diluted share in 2002 as compared to net income of $5,639,000 or $.64 per diluted share in 2001. (Net income per share data have been restated to reflect the effect for all stock splits.)

Net sales in 2002 increased by 21% or $17,544,000 to $100,671,000 from $83,127,000 in 2001 (primarily attributable to higher sales volume). Sales of the Company’s crop product lines increased 19% or $12,896,000 to $79,271,000 in 2002 from $66,375,000 in 2001, while sales of the Company’s non-crop product lines increased by 28% or $4,648,000 to $21,400,000 in 2002 as compared to $16,752,000 in 2001. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

Gross profits increased $5,944,000 to $43,875,000 in 2002 from $37,931,000 in 2001. Gross profit margins declined to 44% in 2002 from 46% in 2001. The reduction in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $3,670,000 to $31,996,000 in 2002 from $28,326,000 in 2001. Operating expenses as a percentage of sales were 32% in 2002 as compared to 34% in 2001. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,406,000 to $10,676,000 in 2002 from $9,270,000 in 2001. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales, as well as, increases in payroll and payroll related items.

•	General and administrative increased by $906,000 to $8,427,000 in 2002 as compared to $7,521,000 in 2001. The increase was due to increases in outside professional fees (primarily legal), coupled with the fact that the same period in 2001 realized the benefit of certain costs that were capitalized in the re-commissioning of the Company’s Axis, Alabama facility.

•	Research and product development costs and regulatory registration expenses increased by $770,000 to $5,717,000 in 2002 from $4,947,000 in 2001. The increase was a result of increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $588,000 to $7,176,000 in 2002 as compared to $6,588,000 in 2001 due to the increased sales levels.

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged to the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized a net gain before taxes of $466,000 in 2001 as a result of sales of a portion of its credits.

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding which resulted in a net gain before taxes of $208,000 in 2001. The Company also settled a dispute over data compensation which resulted in a net gain before taxes of $88,000 in 2001.

Interest costs before capitalized interest and interest income were $973,000 in 2002 as compared to $1,363,000 in 2001. Lower effective interest rates coupled with lower overall debt levels resulted in the decline in interest costs. The Company capitalized $347,000 of interest costs related to the re-commissioning the Company’s Axis, Alabama facility in 2002. (See note 3 to the Consolidated Financial Statements.)

Income tax expense increased by $845,000 to $4,229,000 in 2002 as compared to $3,384,000 in 2001. The Company’s effective tax rate remained unchanged at 37.5%. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. The amounts reclassified resulted in a reduction of net sales (and an offsetting reduction of operating expenses) of $3,649,000 in 2002 and $3,889,000 in 2001. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with

EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration. Amounts charged to operating expenses were $2,222,000 in 2002 and $1,761,000 in 2001.

Liquidity and Capital Resources

Operating activities provided $4,424,000 of cash during the year ended December 31, 2003. Net income of $10,263,000, non-cash depreciation and amortization of $4,053,000 and an increase in trade payables, other payables and accrued expenses and deferred income taxes of $7,872,000, $4,754,000 and $833,000, respectively, provided $27,775,000 of cash for operations. Increases in receivables, inventories and prepaid expenses of $11,003,000, $12,161,000 and $187,000 respectively used $23,351,000 in of cash for operating activities.

The Company used $10,641,000 in investing activities in 2003. It invested $10,726,000 in the acquisition of new products (of which, $5,926,000 was disbursed in cash) and $4,448,000 in capital expenditures while other non-current assets declined by $267,000.

Financing activities provided $3,764,000 during 2003. Net borrowing under the Company’s fully-secured revolving line of credit increased by $6,200,000. The Company made payments on its debt of $2,199,000, received $778,000 from the issuance of common stock, paid cash dividends of $807,000 and purchased treasury stock for $208,000.

In May 2001, the Company announced that Amvac Chemical Corporation, a wholly-owned subsidiary of the Company, completed the acquisition of a manufacturing facility from E.I. Du Pont de Nemours and Company (“DuPont”). The facility, termed Amvac Axis, Alabama (“AAA”) is one of three such units located on DuPont’s five hundred and ten acre complex in Axis, Alabama. The acquisition of AAA consisted of a long-term ground lease of twenty-five acres and the purchase of all improvements thereon. AAA is a multipurpose plant designed primarily to manufacture pyrethroids and organophosphates, including Fortress®, a corn soil insecticide that the Company purchased from DuPont in 2000. The acquisition of AAA increased the Company’s capacity while also providing flexibility and geographic diversity. Management believes, as the Company looks to acquire additional product lines, AAA will allow the Company to produce compounds that could not be manufactured at the Company’s Los Angeles (Commerce, California) facility and will further complement the Company’s toll manufacturing capabilities. The Company began the commissioning phase of AAA during the third quarter of 2001 and this facility was placed in service in May 2003. The Company intends to focus its efforts, in addition to acquiring new product lines and expanding the use of its current products, on discussions with companies that in this time of consolidation in the Company’s industry, may be interested in utilizing the Company’s toll manufacturing capabilities of AAA.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$14,316,000	$6,374,000	$7,317,000	$625,000	$0
Note payable to bank	14,200,000	0	14,200,000	0	0
Accrued royalty obligations	1,521,000	1,521,000	0	0	0
Employment agreement(s)	2,255,000	667,000	1,141,000	447,000	0
Operating leases	1,491,000	255,000	489,000	534,000	213,000

	$33,783,000	$8,817,000	$23,147,000	$1,606,000	$213,000

Recent Accounting Pronouncements

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The company has adopted this statement and the adoption did not have a material impact on the Company’s financial statements.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued staff accounting bulletin No. 104 (“SAB 104”) “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003. The Company adopted this issue on July 1, 2003 and the adoption had no material impact on our operating results or financial position.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described preceding the Company’s consolidated financial statements. Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting polices and estimates include:

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. The amounts reclassified resulted in a reduction of net sales (and an offsetting reduction of operating expenses) of $3,649,100 in 2002 and $3,888,600 in 2001. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration. Amounts charged to operating expenses were $2,222,000 in 2002 and $1,760,500 in 2001.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and was $1,207,000 in 2003, $570,000 in 2002 and $503,000 in 2001.

Cost of Goods Sold

In addition to normal centers (and related items) of cost of goods sold, the Company includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of goods sold.

Other Than Cost of Goods Sold—Operating Expenses

Operating expenses include such cost centers as Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing in operating expenses.

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $8,902,000 in 2003, $7,176,000 in 2003 and $6,588,000 in 2001.

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

The manufacturing of the Company’s products is subject to governmental regulations.

The Company operates two manufacturing facilities—one in Los Angeles, California and the other in Axis, Alabama (the “Facilities”). The Facilities operate under the terms and conditions imposed by required licenses and permits by state and local authorities. The manufacturing of key ingredients for the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit or if the fees for such licenses or permits were increased significantly, wither would impede the Company’s access to key ingredients and the cost of production would increase, either of which would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

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

The Company has grown primarily by a strategy of acquiring mature product lines from larger competitors and expanding sales of these products based on new applications and new users. The Company’s success will depend, in part, on its ability to develop additional applications for its products, and to expand its product lines and customer base in a highly competitive market. There can be no assurance that the Company will be successful in adequately addressing these development needs on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies (e.g., genetic engineering) developed by others will not render the Company’s products noncompetitive or obsolete which would have a material adverse effect on its financial and operating results. Many of the mature product lines the Company has acquired from larger competitors were divested as a result of a merger involving such large competitor.

The Company faces risks related to acquisitions of product lines.

The Company has expanded and intends to continue to expand its operations through the acquisition of additional product lines from these larger competitors. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional product lines, or successfully integrate any acquired product lines without substantial expenses, delays or other operational or financial problems. There is an increasing trend in selling mature product lines through a competitive bid process. As a result, we may not be the successful bidder for a desirable product, or, if successful, we may pay a higher price for such product than if there was no competitive bid process. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, minimum purchase quantities, legal liabilities and amortization of acquired intangible assets and other one-time or ongoing acquisition related expenses. Some or all of these special risks or effects could have a material adverse effect on the Company’s financial and operating results. Client satisfaction or performance problems associated with a business or product line could have a material adverse impact on the Company’s reputation. In addition, there can be no assurance that acquired product lines, if any, will achieve anticipated revenues and earnings.

The Company relies on intellectual property which it may be unable to protect, or may be found to infringe the rights of others.

The Company’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Most of the mature products that the Company has acquired which were patented are currently “off patent” because the patent has expired. The Company can provide no assurance that the way it protects its proprietary rights will be adequate or that its competitors will not independently develop similar or competing products.

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

As of March 22, 2004, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 17% and 12%, respectively, of the Company’s common stock. These stockholders as a group will be able to influence substantially the Company’s Board of Directors and thus its management and affairs. If acting together, they would be able to influence most matters requiring the approval by the Company’s stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control if opposed by these stockholders irrespective of whether the proposed transaction is at a premium price or otherwise beneficial to the Company’s stockholders as a whole.

The Company’s stock price may be volatile and an investment in the Company’s stock could decline in value.

The market prices for securities of companies in the Company’s industry have been highly volatile and may continue to be highly volatile in the future. Often this volatility is unrelated to operating performance of a company.

The Company’s business may be adversely affected by terrorist activities.

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

This report contains forward-looking statements. Forward-looking statements relate to future periods and include descriptions of our plans, objectives, and underlying assumptions for future operations, our market opportunities, our acquisition opportunities, and our ability to compete. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results to differ materially. For information on these risks and uncertainties, see the “Risk Factors” in this report. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. Forward-looking statements are made only as of the date of this report.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. At December 31, 2003, the Company’s outstanding indebtedness on the line of credit was $14,200,000. A 1% change in the reference rate during 2003 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $130,000. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of these countries affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2003 the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed at PART IV, Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K in this report.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft	80	Co-Chairman
Glenn A. Wintemute	79	Co-Chairman
Eric G. Wintemute	48	Director, President and Chief Executive Officer
James A. Barry	53	Director, Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Jay R. Harris (1)(2)	69	Director
John B. Miles (2)(3)	60	Director
Carl R. Soderlind (1)(2)(3)	70	Director
Irving J. Thau (1)(3)	64	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Irving J. Thau was appointed a director in September 2003. From 1962 to 1995, he held various positions with Ernst & Young LLP, where his primary responsibilities were directing and providing accounting, auditing, and business advisory services to publicly held and privately owned organizations. He was admitted to partnership in 1974, and most recently served as Ernst & Young’s West Region Director of Financial Advisory Services. In 1995, Mr. Thau founded Thau and Associates, Inc., a financial consulting company of which he currently serves as President.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2003 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with except that Mr. Christopher K. Hildreth did not timely file a Form 4 or 5 (after joining the Company in February 2003) with respect to certain options (not yet exercised) which total 67,500 shares granted to Mr. Hildreth in 2003. Mr. Hildreth’s required filings have all been filed as of the filing of this Annual Report.

ITEM 11     EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2003, 2002 and 2001 paid or awarded by the Corporation and its subsidiaries to the Corporation’s Chief Executive Officer and each of the four highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Long-Term Compensation
		Annual Compensation(1)			Awards			Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Eric G. Wintemute President and Chief Executive Officer	2003 2002 2001	620,293 532,518 480,918	— — —	— — —	— — —	— — —	— — —	6,140 5,380 5,360	(2) (2) (2)

James A. Barry Senior V.P., CFO & Secretary/Treasurer	2003 2002 2001	226,242 210,542 191,134	— — —	— — —	— — —	— — —	— — —	5,563 5,380 5,360	(2) (2) (2)

Glen D. Johnson Sr. Vice President (AMVAC)	2003 2002 2001	285,966 246,356 236,853	— — —	— — —	— — —	— — —	— — —	2,515 260 892	(2) (2) (2)

Christopher K. Hildreth (4) Sr. Vice President (AMVAC)	2003 2002 2001	199,778 — —	— — —	— — —	— — —	— — —	— — —	3,434 — — (2)	(2) (2)

Robert F. Gilbane President (GemChem)	2003 2002 2001	237,242 226,143 215,442	— — —	— — —	— — —	— — —	— — —	6,140 5,380 5,360	(2) (2) (2)

(1)	No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer’s salary.

(2)	These amounts represent the Company’s contribution to the Company’s Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

(3)	Included in salary column.

(4)	Mr. Hildreth joined AMVAC Chemical Corporation as Senior Vice President in February, 2003.

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2003, with respect to options to purchase Common Stock of American Vanguard Corporation. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end closing price of the Common Stock. The closing price of the Common Stock on December 31, 2003, the last trading day of American Vanguard’s fiscal year, was $24.97 per share (after giving effect for a 3 for 2 stock split distributed in April 2004).

AGGREGATED OPTION/SAR EXERCISES IN 2002

AND FY-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)	(e)
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fy-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fy-End ($) Exercisable/ Unexercisable
Eric G. Wintemute	181,500	2,940,300	67,500/101,250	1,024,650/1,536,975
James A. Barry	—	—	17,400/54,600	321,324/727,746
Glen D. Johnson	—	—	91,450/22,500	2,080,488/75,825
Christopher K. Hildreth	—	—	13,500/54,000	209,250/837,000
Robert F. Gilbane	—	—	12,000/45,000	243,240/415,410

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	880,550	$9.17	50,185
Equity compensation plans not approved by security holders	—		—

Total	880,550		50,185

(1)	Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 600,000 shares of Common Stock may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. As of December 31, 2003, 61,077 shares were purchased under the plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2003, consisted of Messrs. Carl R. Soderlind, Jay R. Harris and John B. Miles. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company’s shareholders.

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

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Co-Chairman	Herbert A. Kraft	1,517,468	(2)	16.9%
	4695 MacArthur Court
	Newport Beach, CA 92660

Co-Chairman	Glenn A. Wintemute	1,020,658	(9)	11.4%
	4695 MacArthur Court
	Newport Beach, CA 92660

	T. Rowe Price Associates, Inc.	816,077		9.1%
	100 E. Pratt Street
	Baltimore, MD 21202

Director,	Eric G. Wintemute	489,174	(3)	5.4%
President & CEO	4695 MacArthur Court
	Newport Beach, CA 92660

Director	Jay R. Harris	474,740		5.3%
	4695 MacArthur Court
	Newport Beach, CA 92660

	Goldsmith & Harris et. al.	312,618	(4)	3.5%
	80 Pine Street
	New York, NY 10005

President	Bob Gilbane	184,094	(5)	2.1%
(GEMCHEM)	4695 MacArthur Court
	Newport Beach, CA 92660

Senior Vice	Glen D. Johnson	94,147	(6)	1.0%
President (AMVAC)	4695 MacArthur Court
	Newport Beach, CA 92660

Director	Carl R. Soderlind	35,496		—	(12)
	4695 MacArthur Court
	Newport Beach, CA 92660

Director	John B. Miles	27,508	(7)	—	(12)
	4695 MacArthur Court
	Newport Beach, CA 92660

Director,	James A. Barry	18,918	(8)	—	(12)
Sr. V.P., CFO &	4695 MacArthur Court
Secretary/Treasurer	Newport Beach, CA 92660

Senior Vice	Christopher K. Hildreth	13,500	(10)	—	(12)
President (AMVAC)	4695 MacArthur Court
	Newport Beach, CA 92660

Director	Irving J. Thau	9,075	(11)	—	(12)
	4695 MacArthur Court
	Newport Beach, CA 92660

Directors and Officers as a group (14)		3,927,109		42.5%

(1)	Record and Beneficial as adjusted for a 3 for 2 stock split which will be distributed on April 16, 2004.

(2)	Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 5,188 shares held in an Individual Retirement Account. This figure includes 7,260 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(3)	This figure includes 67,500 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 52,260 shares of Common Stock owned by Mr. Wintemute’s minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(4)	This figure does not include shares beneficially owned by Jay R. Harris. Mr. Harris shares with Goldsmith & Harris et. al. the power to direct the disposition of 312,618 shares of the security.

(5)	This figure includes 12,000 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(6)	This figure represents 91,450 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7)	This figure represents 14,520 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8)	This figure includes 17,400 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9)	This figure includes 7,260 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10)	This figure represents 13,500 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(11)	This figure represents 9,075 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(12)	Under 1% of class.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John B. Miles, a Director of the Company, is also a partner in the law firm of McDermott, Will & Emery which provides legal services to the Company.

PART IV

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of American Vanguard Corporation appointed and the stockholders ratified BDO Seidman, LLP (“BDO”) as independent auditors for the year ended December 31, 2003.

Aggregate fees for professional services rendered to the Company by BDO for the years ended December 31, 2003 and 2002, were (in thousands):

	2003	2002
Audit	$187	$154
Audit related	25	19
Tax	81	121

	$293	$294

Audit fees for 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, timely reviews of quarterly financial statements, consents, income tax provision procedures, and assistance with review of documents filed with the Securities and Exchange Commission.

Audit Related fees for 2003 and 2001 were primarily for assurance services, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.

Tax fees for 2003 and 2002 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with and representation in tax audits, advice related to acquisitions, and requests for technical advice from tax authorities.

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Index to Consolidated Financial Statements and Supplementary Data:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 62 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/S/ ERIC G. WINTEMUTE	By:	/S/ JAMES A. BARRY
	Eric G. Wintemute President, Chief Executive Officer and Director March 22, 2004		James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director March 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/S/ HERBERT A. KRAFT	By:	/S/ GLENN A. WINTEMUTE
	Herbert A. Kraft Co-Chairman March 22, 2004		Glenn A. Wintemute Co-Chairman March 22, 2004

By:	/S/ JOHN B. MILES	By:	/S/ CARL R. SODERLIND
	John B. Miles Director March 22, 2004		Carl R. Soderlind Director March 22, 2004

By:	/S/ JAY R. HARRIS	By:	/S/ IRVING J. THAU
	Jay R. Harris Director March 22, 2004		Irving J. Thau Director March 22, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

American Vanguard Corporation

Newport Beach, CA

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each for the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO SEIDMAN, LLP

Los Angeles, California

February 29, 2004

(except for footnote 15,

which is as of March 13, 2004

and footnote 2, which is as of

March 19, 2004)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands, except share and per share data)

	2003	2002
Assets (Note 3)
Current assets:
Cash	$887	$3,275
Receivables:
Trade	27,803	16,975
Other	394	219

	28,197	17,194

Inventories	33,389	21,228
Prepaid expenses	1,057	870
Deferred tax asset (note 4)	140	289
Income tax receivable (note 4)	—	918

Total current assets	63,670	43,774
Property, plant and equipment, net (note 1)	21,677	19,984
Land held for development	211	211
Intangible assets	20,307	10,878
Other assets	869	601

	$106,734	$75,448

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 2)	$6,374	$1,949
Accounts payable	13,030	5,159
Accrued program costs	6,763	4,875
Accrued expenses and other payables	3,778	2,714
Accrued royalty obligations (notes 8 and 9)	1,521	1,215
Income taxes payable	580	—

Total current liabilities	32,046	15,912
Long-term debt, excluding current installments (note 2)	7,942	9,765
Note payable to bank (note 3)	14,200	8,000
Deferred income taxes (note 4)	2,212	1,528

Total liabilities	56,400	35,205

Commitments and contingent liabilities (notes 2, 3, 5, 8 and 10)

Stockholders’ equity: (notes 14 and 15)
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 10,000,000 shares; issued 9,764,415 shares in 2003 and 9,535,550 shares in 2002	976	954
Additional paid-in capital	9,933	9,177
Accumulated other comprehensive loss	(207)	(272)
Retained earnings	42,076	32,620

	52,778	42,479
Less treasury stock, at cost, 824,881 shares in 2003 and 809,881 shares in 2002	(2,444)	(2,236)

Total stockholders’ equity	50,334	40,243

	$106,734	$75,448

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except share and per share data)

	2003	2002	2001
Net sales (note 7)	$124,863	$100,671	$83,127
Cost of sales	65,989	56,796	45,196

Gross profit	58,874	43,875	37,931
Operating expenses (note 11)	42,332	31,996	28,326
Settlement (income)/expense (notes 5 & 12)	—	—	(296)
Gain on sale of emission credits (note 13)	—	—	(466)

Operating income	16,542	11,879	10,367
Interest expense	986	973	1,363
Interest income	(303)	(25)	(19)
Interest capitalized	(323)	(347)	—

Income before income taxes	16,182	11,278	9,023
Income taxes (note 4)	5,919	4,229	3,384

Net income	$10,263	$7,049	$5,639

Earnings per common share (note 15)	$1.16	$0.81	$0.66

Earnings per common share—assuming dilution (note 15)	$1.10	$0.78	$0.64

Weighted average shares outstanding (note 15)	8,811,303	8,670,301	8,605,314

Weighted average shares outstanding—assuming dilution (note 15)	9,314,253	9,091,785	8,870,850

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock
	Shares	Amount					Shares	Amount	Total
Balance, January 1, 2001	8,481,000	$848	$5,341	$24,355	$—	—	604,840	$(1,256)	$29,288
Common stock dividend 10%	849,000	85	3,279	(3,364)	—	—	—	—	—
Cash dividends on common stock ($0.053 per share)	—	—	—	(460)	—	—	—	—	(460)
Treasury stock acquired	—	—	—	—	—	—	158,604	(586)	(586)
Stock options exercised	30,000	3	74	—	—	—	—	—	77
Net income	—	—	—	5,639	—	5,639	—	—	5,639

Total comprehensive income	—	—	—	—	—	$5,639	—	—	—

Balance, December 31, 2001	9,360,000	936	8,694	26,170	—	—	763,444	(1,842)	33,958
Stocks issued under ESPP	36,661	4	170	—	—	—	—	—	174
Cash dividends on common stock ($0.069 per share)	—	—	—	(599)	—	—	—	—	(599)
Foreign currency translation adjustment, net	—	—	—	—	(272)	(272)	—	—	(272)
Treasury stock acquired	—	—	—	—	—	—	46,305	(394)	(394)
Stock options exercised	138,889	14	313	—	—	—	—	—	327
Net income	—	—	—	7,049	—	7,049	—	—	7,049

Total comprehensive income	—	—	—	—	—	$6,777	—	—	—

Balance, December 31, 2002	9,535,550	954	9,177	32,620	(272)	—	809,881	(2,236)	40,243
Stocks issued under ESPP	19,956	2	359	—	—	—	—	—	361
Cash dividends on common stock ($0.091 per share)	—	—	—	(807)	—	—	—	—	(807)
Foreign currency translation adjustment, net	—	—	—	—	65	65	—	—	65
Treasury stock acquired	—	—	—	—	—	—	15,000	(208)	(208)
Stock options exercised	208,909	20	397	—	—	—	—	—	417
Net income	—	—	—	10,263	—	10,263	—	—	10,263

Total comprehensive income	—	—	—	—	—	$10,328	—	—	—

Balance, December 31, 2003	9,764,415	$976	$9,933	$42,076	$(207)	—	824,881	$(2,444)	$50,334

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2003	2002	2001
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$10,263	$7,049	$5,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,755	1,392	1,209
Amortization of other assets	1,298	945	935
Deferred income taxes		1,108	(715)
Changes in assets and liabilities associated with operations:
(Increase) decrease in receivables	(11,003)	(79)	5,735
Decrease (increase) in inventories	(12,161)	2,802	(2,827)
(Increase) decrease in prepaid expenses	(187)	276	(382)
Increase (decrease) in accounts payable	7,872	(4,241)	2,487
Increase (decrease) in other payables and accrued expenses	4,754	(1,093)	2,726

Net cash provided by operating activities	4,424	8,159	14,807

Cash flows from investing activities:
Capital expenditures	(4,448)	(7,978)	(5,594)
Increase in intangible assets	(5,926)	(1,774)	(269)
Other noncurrent assets	(267)	(69)	(126)

Net cash used in investing activities	(10,641)	(9,821)	(5,989)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	6,200	(4,200)	(3,600)
Proceeds from issuance of long-term debt	—	10,000	—
Payments on long-term debt and capital lease obligations	(2,199)	(952)	(3,757)
Exercise of common stock options	778	501	76
Purchase of treasury stock	(208)	(394)	(586)
Payment of cash dividends	(807)	(599)	(459)

Net cash provided by (used in) financing activities	3,764	4,356	(8,326)

Net increase (decrease) in cash	(2,453)	2,694	492
Cash at beginning of year	3,275	853	361
Effect of exchange rate changes on cash	65	(272)	—

Cash at end of year	$887	$3,275	$853

Supplemental cash flow information:

Cash paid during the year for:
Interest	$996	$879	$1,334

Income taxes	$3,620	$4,731	$4,492

See summary of significant accounting policies and notes to consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

On March 16, 2004, the Company announced that the Board of Directors declared a cash dividend of $.12 per share ($.08) as adjusted for a 3 for 2 stock split) as well as a 3 for 2 stock split. Both the cash dividend and stock split will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004.

On April 11, 2003, the Company distributed 3,183,210 shares of common stock in connection with a 3 for 2 stock split to stockholders of record as of March 28, 2003.

During 2003, The Company completed the acquisition of seven product lines, one used in the animal health business, one related to the herbicide business and five related to a pre-harvest crop protection business. In connection with these acquisitions, the Company recorded intangible assets in the amount of $10,726 of which $5,926 was paid in cash during the period.

On April 12, 2002, the Company distributed 1,435,512 shares of common stock in connection with a 4 for 3 stock split to stockholders of record as of March 29, 2002.

On April 13, 2001, the Company distributed 565,734 shares of Common Stock in connection with a 10% Common Stock dividend to stockholders of record as of March 30, 2001.

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except share and per share data)

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2003	2002	2001
Net sales:
Crop	$104,895	$79,271	$66,375
Non-crop	19,968	21,400	16,752

	$124,863	$100,671	$83,127

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

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and was $1,207 in 2003, $570 in 2002 and $503 in 2001.

Cost of Goods Sold

In addition to normal centers (and related items) of cost of goods sold, the Company includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of goods sold.

Other Than Cost of Goods Sold—Operating Expenses

Operating expenses include such cost centers as Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing in operating expenses.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $8,902 in 2003, $7,176 in 2003 and $6,588 in 2001.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventories consist of the following:

	2003	2002
Finished products	$30,159	$18,589
Raw materials	3,230	2,639

	$33,389	$21,228

Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. Substantially all of the Company’s long-lived assets are held domestically.

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The amounts reclassified resulted in a reduction of net sales (and an offsetting reduction of operating expenses) of $3,649,000 in 2002 and $3,889,000 in 2001. Accordingly, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration. Amounts charged to operating expenses were $2,222,000 in 2002 and $1,761,000 in 2001.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates. The effects of foreign currency transactions are included in current profit and loss accounts.

The Company had total comprehensive income of $10,328, $6,777 and $5,639, for the years ended December 31, 2003, 2002 and 2001, respectively, which include foreign currency gain (loss) of $65, $(272) and $0, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The components of basic and diluted earnings per share were as follows:

	2003	2002	2001
Numerator:
Net income	$10,263	$7,049	$5,639

Denominator:
Weighted averages shares outstanding	8,811,303	8,670,301	8,605,314
Assumed exercise of stock options	502,950	421,484	265,536

	9,314,253	9,091,785	8,870,850

The effect of options to purchase 151,575, 126,563, and 465,750 shares for the years ended December 31, 2003, 2002, and 2001, were excluded from the computation of earnings per dilutive share. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

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

Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the Company has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principals Board Opinion (APB) No. 25 in accounting for stock

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure requirements of SFAS No. 148 in the fourth quarter of 2002.

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company’s net income and income per share for the years ended December 31, 2003, 2002 and 2001 would have been adjusted to the pro forma amounts presented:

	2003	2002	2001
Net income attributable to common stockholders	$10,263	$7,049	$5,639
Stock-based employee compensation expense included in reported net income, net of related tax effects	$-0-	$-0-	$-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(182)	$(1)	$(8)

Pro forma	$10,081	$7,048	$5,631

Earnings per common share	$1.16	$0.81	$0.66
Pro forma	$1.14	$0.81	$0.65
Earnings per common share—assuming dilution, as reported	$1.10	$0.78	$0.64
Pro forma	$1.08	$0.78	$0.63

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumptions for grants in 2003, 2002 and 2001; expected life of options was one to five years, expected volatility of 12%, 7% and 6%, risk-free interest rate of 3.0%, 4.3% and 5.5% and a .26% dividend yield. The weighted average fair value on the date of grants for options granted during 2003 and 2002 was $9.31 and $3.48 per option, respectively.

Recent Accounting Pronouncements

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This interpretation also applies, beginning July 1, 2003 for the Company, to all variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The company has adopted this statement and the adoption did not have a material impact on the Company’s financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued staff accounting bulletin No. 104 (“SAB104”) “Revenue Recognition,” which codifies, revises and rescinds certain sections of Staff Accounting Bulletin No. 101 “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal quarters beginning after June 15, 2003. The Company adopted this issue on July 1, 2003 and the adoption had no material impact on our operating results or financial position.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(1)    Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 and 2002 consists of the following:

	2003	2002	Estimated useful lives
Land	$2,441	$2,441
Buildings and improvements	4,903	4,792	10 to 30 years
Machinery and equipment	39,273	25,921	3 to 15 years
Office furniture, fixtures and equipment	2,882	2,538	3 to 10 years
Automotive equipment	124	124	3 to 6 years
Construction in progress	1,798	11,155

	51,421	46,971
Less accumulated depreciation	29,744	26,987

	$21,677	$19,984

The Company began the re-commissioning phase during the third quarter of 2001 of the Axis, Alabama manufacturing facility it acquired in May 2001 from E.I. Du Pont de Nemours. The Company began the commissioning phase of this facility during the third quarter of 2001 and this facility was placed in service in May 2003. As of December 31, 2003, all cost related to the re-commissioning of the Axis, Alabama manufacturing facility have been placed into service and depreciation over their estimated useful lives has commenced. As of December 31, 2002, $10, 150 of the $11,155 appearing in Construction in progress relates to the re-commissioning of the Axis, Alabama manufacturing facility.

(2)    Long-Term Debt

Long-term debt of the Company at December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Note payable, secured by certain real property, payable in monthly installments of $6, plus interest at prime (4.00% as of December 31, 2003) plus 2% with remaining unpaid principal due October 15, 2004*	$1,391	$1,464
Term loan, secured by personal property, payable in quarterly installments of $625 plus interest at prime (4.00% as of December 31, 2003) with remaining unpaid principal due May 31, 2007 (see note 3)	8,125	10,000
Obligations under product acquisition agreements (see note 9)	4,800	250

	14,316	11,714
Less current installments	6,374	1,949

	$7,942	$9,765

*	This note payable, secured by certain real property, was refinanced effective March 19, 2004 (new financed amount of $2,660). The new loan bears interest at prime, or at the Company’s option, at a fixed rate of interest offered by the bank. The new monthly installments, effective April 2004, are $9, plus interest. The Company will make principal plus interest payments over a seven-year term of the loan (loan matures April 1, 2011), based on a twenty-five-year amortization schedule. The proceeds from the loan, were used to payoff this maturing term loan and repay bank debt (fully-secured revolving line).

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate principal payments on long-term debt mature as follows:

2004	$6,374
2005	4,817
2006	2,500
2007	625

$14,316

(3)    Note Payable to Bank

In May 2002, the Company entered into a new $45,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The bank syndicated the new credit facility with another bank. The $45,000 credit facility consists of a senior secured revolving line of credit of $35,000 and a $10,000 senior secured term loan (see note 2). The borrowings under the credit agreement bear interest at the prime (4.00% as of December 31, 2003) rate (“Referenced Loans”), or at the Company’s option, at a fixed rate of interest offered by the bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the referenced loans is payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan, in the amount of interest then accrued but unpaid. The senior secured revolving line of credit matures on May 31, 2005.

Interest on the fixed loans is payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. (see note 2)

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The credit agreement, among other financial covenants, limits payments of cash dividends to a maximum of 25% of net income. The Company was in compliance with the financial covenants as of December 31, 2003.

The balance outstanding at December 31, 2003 and 2002 was $14,200 and $8,000, respectively. The average amount outstanding during the years ended December 31, 2003 and 2002 was $12,800 and $14,023. The weighted average interest rate during the years ended December 31, 2003 and 2002 was 3.45% and 4.11%.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Income Taxes

The components of income tax expense are:

	2003	2002	2001
Current:
Federal	$4,049	$2,846	$3,758
State	1,185	282	341
Deferred:
Federal	613	964	(618)
State	72	137	(97)

	$5,919	$4,229	$3,384

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income tax expense as a result of the following:

	2003	2002	2001
Computed tax provision at statutory Federal rates	$5,648	$3,834	$3,068
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	322	491	373
Nondeductible and other expenses	28	(6)	(10)
Benefit of tax credits	(79)	(90)	(47)

	$5,919	$4,229	$3,384

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2003 and 2002 relate to the following:

	2003	2002
Current:
Inventories	$543	$289
State income taxes	372	(235)
Accrued bonus	—	—
Vacation pay accrual	143	112
Imputed interest on royalty obligation	—	(114)
Accrued sales programs	—	231
Other	(79)	6

Net deferred tax asset	979	289

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(3,051)	(1,528)

Net deferred tax liability	(3,051)	(1,528)

Total net deferred tax liability	$(2,072)	$(1,239)

The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Litigation and Environmental

DBCP LAWSUITS

A.    Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with 1,2-dibromo-3-chloropropane (“DBCP”) in excess of the maximum contaminant level. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars of which AMVAC’s (and the Company’s) portion was $500,000. [As to matters independent of indemnity issues, the Company recovered $400,000 from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately $69,000, to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit directly to Dow Chemical. Thus far, no additional wells have been remediated nor has there been ongoing operation and maintenance charges.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a Defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by Plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named Plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The Plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. (The Plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last six years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign Plaintiffs would have to sue in their own countries rather than using the United States courts. The Plaintiffs wish to keep the cases in the United States and have them remanded to state court. The Plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named Plaintiffs, use of discovery taken in the United States, the requirement that the Plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the Plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The Plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. Oral arguments were heard in the Ninth Circuit on August 9, 2000. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001 and the United States Supreme Court subsequently granted a hearing. Oral argument was held on January 22, 2003. On April 22, 2003, the United States Supreme Court issued its decision in favor of the Plaintiffs, holding there was no jurisdiction in federal court. This vacates the order dismissing the case under the forum non conveniens doctrine. One September 5, 2003, the U.S. District Court in Honolulu issued an order that the case will be remanded to state court unless there is an objection filed by September 18, 2003. As the U.S. Supreme Court has issued its final decision on the lack of federal court jurisdiction, the case will be remanded to state. Once the case reaches state court, the defendants will have to decide whether they will file a motion to dismiss under forum non conveniens pursuant to state court procedures. The Plaintiffs’ attorneys reported that the ten Plaintiffs filed suit in their home countries by December 9, 1998, alleging in excess of two million United States dollars per Plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the Plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the Plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously.

B.    Pending Matters in Hawaii

On or about October 1, 2003, the Company was indirectly advised of a possible claim for ground water contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with DBCP and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Land & Pineapple Company, Maui Pineapple Company (collectively, “Maui Pine”), The Dow Chemical Company, Dow AgroSciences, LLC (collectively, “Dow”), Occidental Petroleum Corporation, Occidental Chemical Corporation (collectively, “Occidental”), Shell Oil Company, Shell Chemical Company (collectively, “Shell”), American Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. (collectively “Brewer”). On or about October 17, 2003, all parties agreed to a tolling of the applicable statute of limitations in order to enter into mediation proceedings. The Company has been advised that the total claim could approximate four million dollars, inclusive of future expenses for operations and maintenance of filtration devices on the wells. The parties met with an independent mediator on January 14 and 15, 2004 to discuss this claim. On January 15, 2004, the Company reached a settlement with HWSC for fifty-five thousand dollars ($55,000.00), contingent upon obtaining a court order approving the settlement as one made in good faith. The settlement includes future expenses for operations and maintenance. As not all parties settled at the mediation, HWSC advised that it will file suit in the Circuit Court of the Second Circuit, State of Hawaii. To facilitate the filing of the good faith settlement motion, HWSC’s suit will also name as defendants the Company and the other parties which also settled. News reports state that this suit was filed on or about February 1, 2004. The suit has not yet been served on the Company.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a Defendant. (These complaints were filed by the same attorneys representing the Patrickson Plaintiffs in Hawaii.) The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., Inc., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by Plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Unlike the Patrickson case, the court did not establish detailed procedures or deadlines for the filing of suits in the foreign countries by the five Plaintiffs. Defendants have learned that Plaintiff Valentin Valdez has filed a suit in Panama, but they have not been served. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the Plaintiff’s recovery to fifty thousand dollars was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the Plaintiffs to litigate in their native countries. A deposition of the plaintiff Espinola was scheduled but was never taken. The federal court then ordered remand to state court. The attorneys for Dow Chemical Co. Filed a motion for reconsideration, explaining that the Plaintiffs attorneys did not produce their client for deposition. This motion is still pending. No discovery has taken place on the individual claims of these Plaintiffs. If the Espinola case is tried in Mississippi state court, the maximum recovery is fifty thousand dollars. Without discovery, it is unknown whether any of the Plaintiffs was exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

D.    Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et. al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The Plaintiffs (approximately three thousand nine hundred) are primarily from the countries of the Philippines, Costa Rica, Ecuador and Guatemala. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The Plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the Plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these Plaintiffs were included in the settlement of some fifteen thousand Plaintiffs mentioned in the Delgado and Carcamo matters discussed below. In September 2002, the Plaintiffs’ attorneys finally evaluated their list of Plaintiffs who had settled previously. They agreed that the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plaintiffs who settle with Dow Chemical Company, Shell Oil Company, and Occidental Chemical Corporation were now only proceeding against the grower defendants. The plaintiffs who had not settle previously would continue with the suit against all defendants, including AMVAC. Thus, out of the approximately three thousand nine-hundred Plaintiffs, about three hundred and fourteen are left (one hundred and sixty-seven are from Ecuador, one hundred and two are from Costa Rica and forty-five are from Guatemala). The Plaintiffs filed a consolidated third amended complaint in October 2002 with Soriano as the lead case. Each Plaintiff seeks in excess of the minimum jurisdiction of federal court for diversity of citizenship cases (seventy-five thousand dollars). AMVAC has answered the third amended complaint. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge issued an order to the parties on April 23, 2003 as to why the cases should not be remanded to state court. The defendants argued that there was still federal court jurisdiction because of diversity of citizenship, but this diversity did not exist at the time the suites ere originally filed in 1996 and accordingly, the court remanded the cases to state court on June 23, 2003. In state court, the three cases were assigned to two different judges. The defendants considered filing another motion to dismiss based on forum non conveniens. In Louisiana, all defendants must join in making such a motion. By this time, unfavorable anti-forum non conveniens laws had passed or were pending in several of the countries where the Plaintiffs resided. Several of the defendants were against consenting to jurisdiction in those countries, which is a condition required by an order of dismissal under forum non conveniens. As a result, these cases will now be litigated in state court in Louisiana. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. As in the other banana worker’s cases, no discovery has taken place on the individual claims of the Plaintiffs. Thus, it is unknown as to how many of the Plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

E.    Texas Matters

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Nicaragua Matters

In January 2003, three new cases were filed in Nicaragua. This time defendants besides Dow Chemical Company, Shell Oil Company and Dole Food were sued, including AMVAC, Occidental Chemical Corporation, Del Monte Fresh Produce, Chiquita Brands, Ameribrom and three Chevron entities. It is reported that these Plaintiffs claim damages for sterility and that there are approximately three hundred and fifty Plaintiffs named in these three cases. AMVAC has not been served to date and has not seen the complaints. AMVAC disputes that the Nicaraguan courts have jurisdiction over it. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

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

Environmental

During 2003, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted in December 2003 under the oversight of the DTSC. Additional investigation and potential remediation activities are planned to be implemented in a phased approach over the next one to two years under the oversight of the DTSC. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(6)    Employee Deferred Compensation Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute up to an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $328, $301 and $295 in 2003, 2002 and 2001.

(7)    Major Customers and Export Sales

In 2003 there were two companies that accounted for 11% each of the Company’s consolidated sales. In 2002 there were three companies that accounted for 22%, 12% and 10% of the Company’s consolidated sales. In 2001 there was one company that accounted for 23% of the Company’s consolidated sales. These companies are distributors or buying cooperatives.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had two significant customers who each accounted for approximately 13% of the Company’s receivable as of December 31, 2003. Two customers accounted for 24% and 14% respectively, of the Company’s receivable as of December 31, 2002. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales were $8,943, $7,470 and $6,086 for 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, sales to Mexico and Canada accounted for more than 10% of foreign sales, with sales of $2,284, $1,944 and $1,224, respectively. Of total foreign sales, sales to Mexico and Canada accounted for more than 10% individually for the years ended December 31, 2002 and 2001, with foreign sales to Mexico of $2,149, and $1,445, respectively and sales to Canada for the same periods of $1,210 and $1,399.

(8)    Royalties

The Company has various royalty agreements in place extending through December 2007. These agreements relate to the acquisition of certain products as well as licensing arrangements. One agreement, which expired December 31, 2003, contained a minimum aggregate royalty amount, which had previously been met. No other agreement contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $1,988, $1,752 and $1,293 respectively, for 2003, 2002 and 2001.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Product Acquisitions

In 2003, the Company completed the acquisition of seven product lines, one used in animal health, one related to its herbicides business and five related to pre-harvest crop protection.

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

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2000	10,656
Acquisitions during fiscal 2001	269
Amortization expense	(876)

Intangible assets at December 31, 2001	10,049
Acquisitions during fiscal 2002	1,774
Amortization expense	(945)

Intangible assets at December 31, 2002	10,878
Acquisitions during fiscal 2003	10,726
Amortization expense	(1,297)

Intangible assets at December 31, 2003	$20,307

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets recognized in connection with product acquisitions. Intangible assets are amortized over their expected useful lives of 15 years:

	2003	2002
Gross carrying amount	$24,791	$14,065
Accumulated amortization	(4,484)	(3,187)

	$20,307	$10,878

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2004	$1,710
2005	1,710
2006	1,710
2007	1,710
2008	1,710
Thereafter	11,757

$20,307

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2000	4,203
Additional obligations acquired	422
Payments on existing obligations	(3,725)

Obligations under acquisition agreements at December 31, 2001	900
Additional obligations acquired	—
Payments on existing obligations	(650)

Obligations under acquisition agreements at December 31, 2002	250
Additional obligations acquired	10,726
Payments on existing obligations	(6,176)

Obligations under acquisition agreements at December 31, 2003	$4,800

Future commitments on obligations under product acquisition agreements are due as follows:

December 31	Amount
2004	$3,800
2005	1,000

$4,800

(10)    Commitments

The Company has entered into an employment agreement with an officer that commenced January 15, 2003 and expires December 31, 2007. The employment agreement provides for fixed minimum salary levels for each year of the agreement through January 15, 2007. The annual increase for the years ended January 15, 2005 and 2006 shall not be less than the increase in an agreed upon cost of living index.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also entered into an employment agreement with an officer of one of its subsidiaries. The employment agreement commenced February 3, 2003 and expires February 2, 2006. The employment agreement provided for a fixed minimum salary through 2003. Annual increases are at the discretion of the board of directors.

Amounts to be paid under those employment agreements are summarized as follows:

Year ending December 31,
2004	$667
2005	674
2006	467
2007	447

$2,255

The Company has an operating lease for its corporate headquarters expiring October 2009. The Company also maintains a lease on four regional sales office expiring January 2005. These leases contain a provision to pass through to the Company the Company’s pro-rata share of the building’s operating expenses. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $346 $322 and $298. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2004	$255
2005	239
2006	250
2007	261
2008	273
Thereafter	213

$1,491

In May 2001, the Company entered into a long-term lease agreement with E.I. DuPont de Nemours and Company (“DuPont”) associated with the acquisition of a manufacturing facility from DuPont. The lease is a long-term ground lease of twenty-five acres in Axis, Alabama. The lease term is twenty years beginning May 18, 2001, with up to five automatic renewals of three years each for a total of thirty-five years. The lease payment consists of a minimum annual payment of $10. The Company must also pay an additional amount based on production volume at the leased premises until December 31, 2007.

(11)    Research and Development

Research and development expenses were $4,669, $2,940 and $2,433 for the years ended December 31, 2003, 2002 and 2001.

(12)    Settlement(s)

The Company settled negotiations with an insurance carrier related to the recovery of certain costs pertaining to the completed remediation work of a railroad siding, which resulted in a net gain before taxes of $208 in 2001. The Company also settled a dispute over date compensation, which resulted in a net gain before taxes of $88 in 2001.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Gain on Sale of Emission Credits

In 1986, the Company constructed an incinerator to destroy a waste gas that had been previously discharged into the atmosphere pursuant to an air permit. By reducing this emission, the Company was entitled to transfer a portion of its emission credits to others. The Company recognized a net gain before taxes of $466 in 2001 as a result of sales of a portion of its credits.

(14)    Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 1,311,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

During 2003 and 2002, the Company granted incentive stock options to purchase an aggregate of 423,750 and 16,875 shares of common stock to key employees. These options are non-assignable and non-transferable, are exercisable over a seven-year period from the date of grant and vest in five equal annual installments commencing one year from the date of grant.

Nonstatutory Stock Options (“NSSO”)

During 2003 and 2002, the Company granted nonstatutory stock options to purchase an aggregate of 26,014 and 18,150 shares of common stock. These options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested upon grant.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non- Statutory Stock Options	Weighted Average Price Per Share
Balance outstanding, December 31, 2000	416,663	28,622	$1.82
Options granted, range from $2.22–$4.70	308,651	19,623	$4.70
Options exercised, range from $1.93–$4.59	(4,000)	(26,000)	$(2.57)

Balance outstanding, December 31, 2001	721,314	22,245	$3.05
Options granted, range from $8.06–$8.51	16,875	18,150	$8.34
Options exercised, range from $2.03–$8.06	(129,347)	(9,542)	$(2.15)

Balance outstanding, December 31, 2002	608,842	30,853	$3.48
Options granted, range from $9.38–$21.60	423,750	26,014	$13.61
Options exercised, range from $1.80–$12.47	(202,860)	(6,049)	$(4.16)

Balance outstanding, December 31, 2003	829,732	50,818	$9.31

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to stock options at December 31, 2003 summarized by exercise price is as follows:

	Outstanding			Exercisable
	Weighted Average			Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$1.80–$2.22	97,208	42	$2.20	68,334	$2.19
$4.70	291,909	24	$4.70	116,762	$4.70
$8.51	16,865	15	$8.51	4,219	$8.51
$9.38–$21.60	423,750	6	$15.60	124,994	$9.87

	829,732	14	$11.05	314,309	$6.38

Nonstatutory Stock Options:
$1.72–$2.46	12,703	48	$1.93	12,703	$1.93
$4.59	3,630	30	$4.59	3,630	$4.59
$8.07	10,890	8	$8.07	10,890	$8.07
$12.47–$18.80	23,595	4	$14.58	23,595	$12.47

	50,818	20	$11.97	50,818	$10.48

(15)    Subsequent Event

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for 3 for 2 stock split). Both dividends will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

(16)    Quarterly Data—Unaudited

Quarterly Data—2003	March 31	June 30	September 30	December 31
Net sales	$27,342	$25,944	$32,948	$38,629
Gross profit	11,368	11,953	14,857	20,696
Net income	1,224	1,725	2,815	4,499
Basic net income per share	.14	.20	.32	.50
Diluted net income per share	.13	.19	.30	.48

Quarterly Data—2002
Net sales	$19,018	$20,397	$29,841	$31,415
Gross profit	7,706	9,355	11,960	14,854
Net income	799	1,125	1,765	3,360
Basic net income per share	.09	.13	.20	.39
Basic and diluted net income per share	.09	.12	.19	.38

INDEX TO EXHIBITS

ITEM 15(a)3

Page Sequentially Numbered

3.1	Articles of Incorporation of Registrant (as amended)

3.2	Bylaws of Registrant (as amended )

21	List of Subsidiaries of Registrant

23	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.