Form 10-Q
period 2004-03-31
AMERICAN VANGUARD CORP
filed 2004-05-17
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Common Stock, $.10 Par Value — 8,964,263 shares as of May 12, 2004.

AMERICAN VANGUARD CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2004	2003
Net sales	$34,219	$27,342
Cost of sales	19,029	15,974

Gross profit	15,190	11,368
Operating expenses	11,281	9,291

Operating Income	3,909	2,077
Interest expense	314	267
Interest income	(1)	(8)
Interest capitalized	(15)	(142)

Income before income taxes	3,611	1,960
Income taxes	1,408	736

Net income	$2,203	$1,224

Earnings per common share	$.25	$14

Earnings per common share – assuming dilution	$23	$.13

Weighted average shares outstanding (note 4)	8,963	8,739

Weighted average shares outstanding – assuming dilution (note 4)	9,519	9,134

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 8)

	March 31, 2004	Dec. 31, 2003
	(Unaudited)	(Note)
Current assets:
Cash	$871	$887
Receivables:
Trade	47,058	27,803
Other	523	394

	47,581	28,197

Inventories	38,099	33,389
Prepaid expenses	841	1,057
Deferred tax asset	140	140

Total current assets	87,532	63,670
Property, plant and equipment, net (note 2)	24,676	21,677
Land held for development	211	211
Intangible assets	20,087	20,307
Other assets	1,449	869

	$133,955	$106,734

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004	Dec. 31, 2003
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,406	$6,374
Accounts payable	21,379	13,030
Accrued program costs	10,352	6,763
Accrued expenses and other payables	2,925	3,778
Dividend payable	716	—
Accrued royalty obligations	492	1,521
Income taxes payable	1,146	580

Total current liabilities	41,416	32,046
Other long-term debt, excluding current installments	8,554	7,942
Note payable to bank	30,000	14,200
Deferred income taxes	2,212	2,212

Total liabilities	82,182	56,400

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued 9,796,512 shares at March 31, 2004 and 9,764,415 shares at December 31, 2003	979	976
Additional paid-in capital	9,956	9,933
Accumulated other comprehensive income	(97)	(207)
Retained earnings	43,563	42,076

	54,401	52,778
Less treasury stock at cost 832,249 shares at March 31, 2004 and 824,881 shares at December 31, 2003	(2,628)	(2,444)

Total stockholders’ equity	51,773	50,334

	$133,955	$106,734

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2004 and 2003

(Unaudited)

Increase (decrease) in cash	2004	2003
Cash flows from operating activities:
Net income	$2,203	$1,224
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,067	761
Changes in assets and liabilities associated with operations:
Increase in receivables	(19,385)	(14,911)
Increase in inventories	(4,710)	(3,241)
Decrease in prepaid expenses and other current assets	216	347
Increase (decrease) in accounts payable	8,349	6,971
Increase in other payables and accrued expenses	2,273	914

Net cash used in operating activities	(9,987)	(7,935)

Cash flows from investing activities:
Capital expenditures	(3,846)	(2,323)
Additions to intangible assets	—	(3,314)
Net decrease (increase) in other noncurrent assets	(580)	26

Net cash used in investing activities	(4,426)	(5,611)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)

For The Three Months Ended March 31, 2004 and 2003

(Unaudited)

Increase (decrease) in cash	2004	2003
Cash flows from financing activities:
Net borrowings under line of credit agreement	$15,800	$10,500
Proceeds from issuance of long-term debt	1,288	—
Principal payments on long-term debt	(2,644)	(18)
Exercise of common stock options	27	116
Purchase of treasury stock	(184)	—

Net cash provided by financing activities	14,287	10,598

Net decrease in cash	(126)	(2,948)
Cash at beginning of year	887	3,275
Effect of exchange rate changes on cash	110	17

Cash as of March 31	$871	$344

Supplemental schedule of non-cash investing and financial activities:

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for the 3 for 2 stock split). Both dividends will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Cash dividends to be paid April 16, 2004, will total approximately $716,000.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar numbers in thousands except for share data)

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Property, plant and equipment at March 31, 2004 and December 31, 2003 consists of the following:

	March 31, 2004	December 31, 2003
Land	$2,441	$2,441
Buildings and improvements	4,906	4,903
Machinery and equipment	41,018	39,273
Office furniture, fixtures and equipment	2,975	2,882
Automotive equipment	124	124
Construction in progress	3,803	1,798

	55,267	51,421
Less accumulated depreciation	30,591	29,744

	$24,676	$21,677

3.	Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2004	December 31, 2003
Finished products	$34,819	$30,159
Raw materials	3,280	3,230

	$38,099	$33,389

4.	Note Payable to Bank – In May 2002, the Company entered into a new fully-secured long-term credit agreement which included a $35,000,000 revolving line of credit with two banks. On March 23, 2004, the credit agreement was amended to increase the credit limit under the revolving line of credit to $45,000,000. The borrowings under the credit agreement bear interest at the prime (4.00% as of March 31, 2004) rate (“Referenced Loans”), or at the Company’s option, at a fixed rate if interest offered by the bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the referenced loans is payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan, in the amount of interest then accrued but unpaid. The revolving line of credit matures on May 31, 2005.

5.	Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31,
	2004	2003
Net sales:
Crop	$31,004	$23,568
Non-crop	3,215	3,774

	$34,219	$27,342

6.	On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for the 3 for 2 stock split). Both dividends will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

7.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The	components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$2,203	$1,224

Denominator:
Weighted averages shares outstanding	8,963	8,739
Assumed exercise of stock options	556	395

	9,519	9,134

8.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

9.	Reclassification – Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2004 presentation.

10.	Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Net Income	$2,203	$1,224
Foreign currency translation adjustment	110	17

Comprehensive income	$2,313	$1,241

11.	Legal Proceedings and Environmental – The Company’s wholly-owned subsidiary, Amvac Chemical Corporation (“AMVAC”) was served with a complaint on April 12, 2004 (suit was filed March 26 2004). The action, which was filed in California Superior Court, Los Angeles, California, is entitled Tellez et al v. Dole Food Company, Inc. et al. The suit named as defendants Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation and AMVAC (American Vanguard was not named). The Complaint alleges that twenty-five plaintiffs incurred personal injuries, which include sterility and other reproductive injuries. The plaintiffs claim exposure from working on banana plantations (in Nicaragua) from dermal contact with 1,2-dibromo-3-chloropropane (“DBCP”), inhalation of vapors, and from drinking water allegedly contaminated with DBCP. AMVAC filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. It is anticipated that the focus for the next several months will be on the issue of the proper court to hear the case. No discovery has taken place, therefore, it is unknown as to how many of the plaintiffs, if any, claim exposure to AMVAC’s product and whether the plaintiffs’ claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest this case.

12	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 Accounting for Stock Issued to Employees, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$2,203	$1,224
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(20)

Pro forma	$2,162	$1,204

Earnings per common share, as reported	$.25	$.14

Pro forma	$.23	$.13

Earnings per common share – diluted, as reported	$.24	$.14

Pro forma	$.23	$.13

13.	Recent Accounting Pronouncements – FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (‘VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 2, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission. It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2004	2003	Change
Net sales:
Crop	$31,004,000	$23,568,000	$7,436,000
Non-crop	3,215,000	3,774,000	(559,000)

	$34,219,000	$27,342,000	$6,877,000

Gross profit:
Crop	$14,497,000	$10,079,000	$4,418,000
Non-crop	693,000	1,289,000	(596,000)

	$15,190,000	$11,368,000	$3,822,000

The Company reported net income of $2,203,000 or $.23 per diluted share for the first quarter ended March 31, 2004 as compared to net income of $1,224,000 or $.13 per diluted share for the same period in 2003. (Net income per share data have been restated to reflect the effect of a 3 for 2 stock split distributed on April 16, 2004.)

Net sales for the first quarter 2004 increased by 25% to $34,219,000 from $27,342,000 in the first quarter of 2003. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

Gross profits increased $3,822,000 to $15,190,000 for the three months ended March 31, 2004 from $11,368,000 in the first quarter of 2003. Gross profit margins increased to 44% in the quarter ended March 31, 2004 from 42% in the same period in 2003. The improvement in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,990,000 to $11,281,000 in the first quarter of 2004 from $9,291,000 in the same period of 2003. Operating expenses as a percentage of sales were 33% in 2004 as compared to 34% in 2003. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,210,000 to $5,155,000 in the first quarter of 2004 from $3,945,000 in 2003. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales.

•	General and administrative increased by $815,000 to $2,811,000 for the quarter ended March 31, 2004 as compared to $1,996,000 in the same period in 2003. The increase was due to increases in expenses related to the amortization of intangible assets in connection with new asset acquisitions and increased outside professional costs.

•	Research and product development costs and regulatory registration expenses declined by $470,000 to $1,345,000 in the first three months of 2004 from $1,815,000 in the first quarter of 2003. The decline was a result of lower costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $435,000 to $1,970,000 for the first quarter of 2004 as compared to $1,535,000 in the same period of 2003 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $314,000 in the first quarter of 2004 as compared to $267,000 in 2003. The Company capitalized $15,000 of interest costs related to construction in progress during 2004 as compared to $142,000 in 2003. The Company’s higher overall debt level resulted in the increase in interest expense.

Income tax expense increased by $672,000 to $1,408,000 in 2004 as compared to $736,000 in 2003. The Company’s effective tax rate was 39% in 2004 as compared to 37.5% in 2003.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the first quarter ended March 31, 2004, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9,987,000 in operating activities during the first quarter ended March 31, 2004. Net income of $2,203,000, non-cash depreciation and amortization of $1,067,000, a decrease in prepaid expenses of $216,000 and an increase in trade payables, other payables and accrued expenses of $8,349,000 and $2,273,000, respectively, provided $14,108,000 of cash for operations. Increases in receivables and inventories of $19,385,000 and $4,710,000, respectively used $24,095,000 in of cash for operating activities. The increase in receivables primarily related to sales of the Company’s corn soil insecticides which also carried dated terms which fall due, for the most part, in June 2004. The increase in inventories primarily related to the planned build-up of the Company’s new pyrethroid insecticide as well as the Company’s planned build-up of the Company’s other product lines to meet future sales expectations.

The Company used $4,426,000 in investing activities in the first three months of 2004. It invested $3,846,000 in capital expenditures while other non-current assets increased by $580,000.

Financing activities provided $14,287,000 during the first quarter of 2004. Net borrowing under the Company’s fully-secured revolving line of credit increased by $15,800,000. The Company received proceeds from new long-term debt (related to the refinancing of its property located at 2110 Davie Avenue, Commerce, CA) of $1,288,000 and received $27,000 from the issuance of common stock. The Company made payments on its debt of $2,644,000 and purchased treasury stock for $184,000.

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The Bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consisted of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. On March 23, 2004, the Credit Agreement was amended to increase the revolving credit limit to $45,000,000. The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit matures on May 31, 2005. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. The Company had $15,000,000 of availability under its revolving line of credit as of March 31, 2004.

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

Under its bylaws and agreements with its directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (‘VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 2, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described preceding the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting polices and estimates include:

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

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $1,970,000 during the first quarter of 2004 and $1,535,000 for the first quarter of 2003.

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

There are no material changes from the disclosures in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2003.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1.	Legal Proceedings

DBCP LAWSUIT

The Company’s wholly-owned subsidiary, Amvac Chemical Corporation (“AMVAC”) was served with a complaint on April 12, 2004 (suit was filed March 26 2004). The action, which was filed in California Superior Court, Los Angeles, California, is entitled Tellez et al v. Dole Food Company, Inc. et al. The suit named as defendants Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation and AMVAC (American Vanguard was not named). The Complaint alleges that twenty-five plaintiffs incurred personal injuries, which include sterility and other reproductive injuries. The plaintiffs claim exposure from working on banana plantations (in Nicaragua) from dermal contact with 1,2-dibromo-3-chloropropane (“DBCP”), inhalation of vapors, and from drinking water allegedly contaminated with DBCP. AMVAC filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. It is anticipated that the focus for the next several months will be on the issue of the proper court to hear the case. No discovery has taken place, therefore, it is unknown as to how many of the plaintiffs, if any, claim exposure to AMVAC’s product and whether the plaintiffs’ claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest this case.

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

Exhibit 10.1 — Amendment to Credit Agreement dated March 23, 2004 between Bank of the West and American Vanguard Corporation, Amvac Chemical Corporation, GemChem, Inc. and 2110 Davie Corporation.

Exhibit 10.2 — Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its Executive and Senior Officers.

Exhibit 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Date of the Report: January 22, 2004

Description: On January 22, 2004, American Vanguard issued a press release announcing that Amvac Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of American Vanguard Corporation, entered into an agreement with Syngenta Crop Protection, to supply Force® 3G corn soil insecticide for use through AMVAC’s Smartbox® system beginning in the 2004 season.

Date of the Report: March 12, 2004

Description: On March 11, 2004, American Vanguard Corporation issued a press release announcing its earnings for the quarter and year ended December 31, 2003. This Form 8-K was furnished under Item 12.

Date of the Report: March 16, 2004

Description: On March 16, 2004, American Vanguard Corporation issued a press release announcing that its Board of Directors declared a cash dividend of $.12 per share and a 3 for 2 stock split to be distributed on April 16, 2004 to shareholders of record as of March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 12, 2004	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 12, 2004	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director