Form 10-Q
period 2004-06-30
AMERICAN VANGUARD CORP
filed 2004-08-16
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common Stock, $.10 Par Value — 8,971,697 shares as of August 9, 2004.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
Net sales	$31,492	$25,944	$65,711	$53,286
Cost of sales	17,744	13,991	36,773	29,965

Gross profit	13,748	11,953	28,938	23,321
Operating expenses	9,497	9,574	20,778	18,865

Operating income	4,251	2,379	8,160	4,456
Interest expense	328	308	642	575
Interest income	—	(304)	(1)	(312)
Interest capitalized	(20)	(148)	(35)	(290)

Income before income taxes	3,943	2,523	7,554	4,483
Income taxes	1,538	798	2,946	1,534

Net income	$2,405	$1,725	$4,608	$2,949

Earnings per common share - basic	$.27	$.20	$.51	$.34

Earnings per common share - assuming dilution	$.25	$.19	$.48	$.32

Weighted average shares outstanding – basic (notes 6 & 7)	8,972	8,741	8,968	8,739

Weighted average shares outstanding - assuming dilution (notes 6 & 7)	9,603	9,246	9,568	9,201

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 8)

	June 30, 2004	Dec. 31, 2003
	(Unaudited)	(Note)
Current assets:
Cash	$1,916	$887
Receivables:
Trade	31,044	27,803
Other	421	394

	31,465	28,197

Inventories	39,794	33,389
Prepaid expenses	1,384	1,057
Deferred tax asset	140	140

Total current assets	74,699	63,670
Property, plant and equipment, net (note 2)	25,098	21,677
Land held for development	211	211
Intangible assets	19,744	20,307
Other assets	329	869

	$120,081	$106,734

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004	Dec. 31, 2003
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$3,781	$6,374
Accounts payable	7,087	13,030
Accrued program costs	14,803	6,763
Accrued expenses and other payables	3,699	3,778
Accrued royalty obligations	649	1,521
Income taxes payable	345	580

Total current liabilities	30,364	32,046
Other long-term debt, excluding current installments	8,527	7,942
Note payable to bank	25,000	14,200
Deferred income taxes	2,212	2,212

Total liabilities	66,103	56,400

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 9,806,746 shares at June 30, 2004 and 9,764,415 shares at December 31, 2003	980	976
Additional paid-in capital	10,004	9,933
Accumulated other comprehensive income	(219)	(207)
Retained earnings	45,958	42,076

	56,723	52,778
Less treasury stock at cost, 835,049 shares at June 30, 2004 and 824,881 shares at December 31, 2003	(2,745)	(2,444)

Total stockholders’ equity	53,978	50,334

	$120,081	$106,734

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2004 and 2003

(Unaudited)

Increase (decrease) in cash	2004	2003
Cash flows from operating activities:
Net income	$4,608	$2,949
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,451	1,806
Changes in assets and liabilities associated with operations:
Increase in receivables	(3,268)	(3,590)
Increase in inventories	(6,405)	(10,040)
Increase in prepaid expenses and other current assets	(328)	(208)
Increase (decrease) in accounts payable	(5,944)	5,586
Increase in other payables and accrued expenses	6,854	2,601

Net cash used in operating activities	(2,032)	(896)

Cash flows from investing activities:
Capital expenditures	(5,259)	(3,206)
Additions to intangible assets	—	(3,321)
Net decrease in other non-current assets	540	37

Net cash used in investing activities	(4,719)	(6,490)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2004 and 2003

(Unaudited)

Increase (decrease) in cash	2004	2003
Cash flows from financing activities:
Net borrowings under line of credit agreement	$10,800	$5,500
Proceeds from issuance of long-term debt	1,288	—
Principal payments on long-term debt	(3,296)	(661)
Exercise of stock options	27	113
Payment of cash dividends	(726)	(508)
Purchase of treasury stock	(301)	—

Net cash provided by financing activities	7,792	4,444

Increase (decrease) in cash	1,041	(2,942)
Cash at beginning of year	887	3,275
Effect of exchange rate changes on cash	(12)	4

Cash as of June 30	$1,916	$337

Supplemental schedule of non-cash investing and financial activities:

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for the 3 for 2 stock split). Both dividends were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Cash dividends paid April 16, 2004 totaled approximately $726,000.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Property, plant and equipment at June 30, 2004 and December 31, 2003 consists of the following:

	June 30, 2004	December 31, 2003
Land	$2,441	$2,441
Buildings and improvements	4,995	4,903
Machinery and equipment	42,845	39,273
Office furniture, fixtures and equipment	3,143	2,882
Automotive equipment	124	124
Construction in progress	3,132	1,798

	56,680	51,421
Less accumulated depreciation	31,582	29,744

	$25,098	$21,677

3.	Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2004	December 31, 2003
Finished products	$35,772	$30,159
Raw materials	4,022	3,230

	$39,794	$33,389

4.	Note Payable to Bank — In May 2002, the Company entered into a new fully-secured long-term credit agreement which included a $35,000,000 revolving line of credit with two banks. On March 23, 2004, the credit agreement was amended to increase the credit limit under the revolving line of credit to $45,000,000. The borrowings under the credit agreement bear interest at the prime (4.25% as of June 30, 2004) rate (“Referenced Loans”), or at the Company’s option, at a fixed rate of interest offered by the bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the referenced loans is payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan, in the amount of interest then accrued but unpaid. The revolving line of credit is scheduled to mature on May 31, 2005.

On July 8, 2004, the Company received a written commitment from its primary bank (the “Bank”) for $80,000,000 in Senior Credit Facilities. The Bank will act as sole and exclusive Agent and Lead Arranger for the Senior Credit Facilities. The Senior Credit Facilities will consist of a $45,000,000 fully-secured long-term revolving line of credit and up to a maximum $35,000,000 senior secured term loan of which $20,000,000 will be drawn at closing to refinance existing indebtedness with the additional $15,000,000 available as needed subject to certain loan covenants to be finalized. The Senior Credit Facilities will mature five years from closing.

5.	Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales:
Crop	$23,971	$20,975	$54,975	$44,543
Non-crop	7,521	4,969	10,736	8,743

	$31,492	$25,944	$65,711	$53,286

6.	On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for the 3 for 2 stock split). Both dividends were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

7.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Numerator:
Net income	$2,405	$1,725	$4,608	$2,949

Denominator:
Weighted averages shares outstanding	8,972	8,741	8,968	8,739
Assumed exercise of stock options	631	505	600	462

	9,603	9,246	9,568	9,201

8.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with its Banks. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

9.	Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2004 presentation.

10.	Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,405	$1,725	$4,608	$2,949
Foreign currency translation adjustment	(122)	(61)	(12)	4

Comprehensive income	$2,283	$1,664	$4,596	$2,953

11.	Legal Proceedings and Environmental — The Company’s wholly-owned subsidiary, Amvac Chemical Corporation (“AMVAC”) was served with a complaint on April 12, 2004 (suit was filed March 26, 2004). The action, which was filed in California Superior Court, Los Angeles, California, is entitled Tellez et al v. Dole Food Company, Inc. et al. The suit named as defendants Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation and AMVAC

(American Vanguard was not named). The Complaint alleges that twenty-five plaintiffs incurred personal injuries, which include sterility and other reproductive injuries. The plaintiffs claim exposure from working on banana plantations (in Nicaragua) from dermal contact with 1,2-dibromo-3-chloropropane (“DBCP”), inhalation of vapors, and from drinking water allegedly contaminated with DBCP. AMVAC filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. It is anticipated that the focus for the next several months will be on the issue of the proper court to hear the case. No discovery has taken place, therefore, it is unknown as to how many of the plaintiffs, if any, claim exposure to AMVAC’s product and whether the plaintiffs’ claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest this case. As referenced in note 1, for further information on other litigation and environmental matters, refer to the consolidated financial statements and footnotes thereto (specifically note 5) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

12.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees”, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,405	$1,725	$4,608	$2,949
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(43)	(27)	(84)	(47)

Pro forma	$2,362	$1,698	$4,524	$2,902

Earnings per common share - basic, as reported	$.27	$.20	$ .51	$.34

Pro forma	$.26	$.19	$ .50	$.33

Earnings per common share-diluted, as reported	$.25	$.19	$ .48	$.32

Pro forma	$.25	$.18	$ .47	$.32

13.	Recent Accounting Pronouncements - FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws and certain agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liability recorded for these indemnification obligations as of June 30, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 2, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Columnar Numbers in thousands)

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2004	2003	Change
Net sales:
Crop	$23,971	$20,975	$2,996
Non-crop	7,521	4,969	2,552

	$31,492	$25,944	$5,548

Gross profit:
Crop	$10,905	$9,540	$1,365
Non-crop	2,843	2,413	430

	$13,748	$11,953	$1,795

The Company reported net income of $2,405,000 or $.25 per diluted share for the second quarter ended June 30, 2004 as compared to net income of $1,725,000 or $.19 per diluted share for the same period in 2003. (Net income and per share data have been restated to reflect the effect of a 3 for 2 stock split that was distributed on April 16, 2004.)

Net sales for the second quarter 2004 increased by 21% to $31,492,000 from $25,944,000 in the same period of 2003. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection (primarily on cotton) as well as sales of Bifenthrin, the generic pyrethroid product the Company launched during the first quarter of 2004. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

Gross profits increased to $13,748,000 for the three months ended June 30, 2004 from $11,953,000 in the second quarter of 2003. Gross profit margins declined to 44% in the quarter ended June 30, 2004 from 46% in the same period in 2003. The decrease in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, declined by $77,000 to $9,497,000 in the second quarter of 2004 from $9,574,000 in the same period of 2003. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses declined by $723,000 to $3,136,000 in the second quarter of 2004 from $3,859,000 in the same period of 2003. The decrease was due primarily to a decline in variable selling expenses that relate to the product mix of sales. Programs and related costs accounted for 77% of the decline while a reduction in advertising and promotion primarily accounted for the balance of the decrease in selling expenses.

•	General and administrative expenses increased by $832,000 to $2,973,000 the quarter ended June 30, 2004 as compared to $2,141,000 in the same period in 2003. The increase was due to increases in expenses related to the amortization of intangible assets in connection with new asset acquisitions, increased outside professional costs as well as increased payroll and payroll related costs.

•	Research and product development costs and regulatory registration expenses declined by $320,000 to $1,569,000 in the quarter ended June 30, 2004 from $1,889,000 in the same period of 2003. The decline was a result of lower costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $134,000 to $1,819,000 for the second quarter of 2004 as compared to $1,685,000 in the same period of 2003 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $328,000 in the quarter ended June 30, 2004 as compared to $308,000 in the same period in 2003. The Company’s average overall debt for the quarter ended June 30, 2004 was $42,945,000 as compared to $31,168,000 for the same period in 2003. The higher overall debt levels accounted for the higher gross interest costs. The Company recorded $304,000 in interest income during the second quarter of 2003 related to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the receivable due from California (franchise tax) generated $.03 per diluted share in the three months ended June 30, 2003. The refund was received in July 2003.) The Company capitalized $20,000 of interest costs related to construction in progress during the second quarter of 2004 as compared to $148,000 in 2003.

Income tax expense increased by $740,000 to $1,538,000 for the quarter ended June 30, 2004 as compared to $798,000 for the same period 2003. The Company’s effective tax rate was approximately 39% in the second quarter of 2004 as compared to approximately 32% in 2003. The effective tax rate for the quarter ended June 30, 2003 reflected the benefits of the aforementioned tax refund received from the state of California in July 2003.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the second quarter ended June 30, 2004, weather patterns did not have a material adverse effect on the Company’s results of operations.

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Profitability on a quarterly basis may vary because of the Company’s cost structure, the combination of variable revenue streams, and the changing product mixes.

Six Months Ended June 30:

	2004	2003	Change
Net sales:
Crop	$54,975	$44,543	$10,432
Non-crop	10,736	8,743	1,993

	$65,711	$53,286	$12,425

Gross profit:
Crop	$25,402	$19,619	$5,783
Non-crop	3,536	3,702	(166)

	$28,938	$23,321	$5,617

The Company reported net income of $4,608,000 or $.48 per diluted share for the six months ended June 30, 2004 as compared to net income of $2,949,000 or $.32 per diluted share for the same period in 2003. (Net income per share data have been restated to reflect the effect of a 3 for 2 stock split that was distributed on April 16, 2004.)

Net sales for the six months of 2004 increased by 23% to $65,711,000 from $53,286,000 in the same period of 2003. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection (primarily on cotton) as well as sales of Bifenthrin, the generic pyrethroid product the Company launched during the first quarter of 2004. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impact net sales.

Gross profits increased to $28,938,000 for the six months ended June 30, 2004 from $23,321,000 in the same period in 2003. Gross profit margins remained virtually unchanged at 44% for the six months ended June 30, 2004 and 2003.

As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,913,000 to $20,778,000 in the first six months of 2004 from $18,865,000 in the same period of 2003. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $488,000 to $8,291,000 in the first six months of 2004 from $7,803,000 in the same period of 2003. The increase was due primarily to an increase in variable selling expenses (specifically programs and related costs) that relate to both increased sales levels and the product mix of sales.

•	General and administrative expenses increased by $1,646,000 to $5,784,000 the six months ended June 30, 2004 as compared to $4,138,000 in the same period in 2003. The increase was due to increases in expenses related to the amortization of intangible assets in connection with new asset acquisitions, increased outside professional costs as well as increased payroll and payroll related costs.

•	Research and product development costs and regulatory registration expenses declined by $790,000 to $2,914,000 in the six months ended June 30, 2004 from $3,704,000 in the same period of 2003. The decline was a result of lower costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $569,000 to $3,789,000 for the first six months of 2004 as compared to $3,220,000 in the same period of 2003 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $642,000 in the six months ended June 30, 2004 as compared to $575,000 in the same period in 2003. The Company’s average overall debt for the six months ended June 30, 2004 was $38,277,000 as compared to $26,469,000 for the same period in 2003. The higher overall debt levels accounted for the higher gross interest costs. The Company recorded $304,000 in interest income during the six months ended June 30, 2003 related to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the receivable due from California (franchise tax) generated $.03 per diluted share in the period ended June 30, 2003. The refund was received in July 2003.) The Company capitalized $35,000 of interest costs related to construction in progress during the first six months of 2004 as compared to $290,000 in 2003.

Income tax expense increased by $1,412,000 to $2,946,000 for the six months ended June 30, 2004 as compared to $1,534,000 for the same period 2003. The Company’s effective tax rate was approximately 39% in the first six months of 2004 as compared to approximately 34% in 2003. The effective tax rate for the first six months of 2003 reflects the benefits of the aforementioned tax refund received from the state of California in July 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $2,032,000 in operating activities during the six months ended June 30, 2004. Net income of $4,608,000, non-cash depreciation and amortization of $2,451,000, and an increase in other payables and accrued expenses of $6,854,000 provided $13,913,000 of cash for operations. Increases in inventories, receivables and prepaid expenses and other current assets of $6,405,000 $3,268,000 and $328,000, respectively coupled with a reduction in trade accounts payable of $5,944,000 used $15,945,000 of cash for operating activities.

The Company used $4,719,000 in investing activities in the first six months of 2004. It invested $5,259,000 in capital expenditures while other non-current assets declined by $540,000.

Financing activities provided $7,792,000 during the first six months 2004. Net borrowing under the Company’s fully-secured revolving line of credit increased by $10,800,000. The Company received proceeds from new long-term debt (related to the refinancing of its property located at 2110 Davie Avenue, Commerce, CA) of $1,288,000 and received $27,000 from the issuance of common stock. The Company made principal payments on its debt of $3,296,000, paid cash dividends of $726,000 and purchased treasury stock for $301,000.

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The Bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consisted of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. On March 23, 2004, the Credit Agreement was amended to increase the revolving credit limit to $45,000,000. The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit is scheduled to mature on May 31, 2005. The term loan matures on May 31, 2007. The principal payments of the term loan are payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. The Company had $20,000,000 of availability under its revolving line of credit as of June 30, 2004.

On July 8, 2004, the Company received a written commitment from the Bank for $80,000,000 in Senior Credit Facilities. The Bank will act as sole and exclusive Agent and Lead Arranger for the Senior Credit Facilities. The Senior Credit Facilities will consist of a $45,000,000 fully-secured long-term revolving line of credit (replacing the aforementioned revolving line of credit) and up to a maximum $35,000,000 senior secured term loan of which $20,000,000 will be drawn at closing to refinance existing indebtedness with the additional $15,000,000 available as needed subject to certain loan covenants to be finalized. The Senior Credit Facilities will mature five years from closing.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws, and agreements with its directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liability recorded for these indemnification obligations as of June 30, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 2, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration otherwise program costs are treated as a reduction in sales.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income.

Cost of Goods Sold

In addition to normal centers (i.e., direct labor, raw materials) of cost of goods sold, the Company includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of goods sold.

Other Than Cost of Goods Sold—Operating Expenses

Operating expenses include such cost centers as Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing in operating expenses.

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $1,819,000 and $3,789,000 for the three and six months ended June 30, 2004 as compared to $1,685,000 and $3,220,000 for the three and six months ended June 30, 2003.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income.

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

Goodwill and Other Intangible Assets

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company tests identifiable intangible assets for impairment at least annually, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. As of January 1, 2002, the Company had an immaterial amount of goodwill and amortization related to the goodwill. As such, the adoption of SFAS 142, did not have a material impact on the Company’s financial statements.

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

Date of the Report: May 12, 2004

Description: On May 12, 2004 American Vanguard Corporation issued a press release announcing its earnings for the quarter ended March 31, 2004. This report on Form 8-K was furnished under Item 12.

Date of the Report: June 24, 2004

Description: On June 24, 2004 American Vanguard Corporation issued a press release announcing that it had expanded the Company’s management team with the hiring of Mark H. Blincoe as Chief Administrative Officer.

Date of the Report: July 7, 2004

Description: On July 7, 2004 American Vanguard Corporation issued a press release announcing that it was added to the Russell 3000® and Russell 2000® Indexes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 13, 2004

	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 13, 2004	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer