Form 10-K/A
period 2003-12-31
AMERICAN VANGUARD CORP
filed 2004-10-20
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From              To

Commission file number 001-13795

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.    Yes  ☐    No  ☒

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K /A

December 31, 2003

Explanatory Note:

Item 7 listed above is hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith. Item 15 listed above is hereby amended by replacing the specified portions indicated herein.

The purpose of this Amendment is to make certain changes to the above referenced Items in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 that was originally filed on March 31, 2004 (the “Original Filing”). We are filing this amended Annual Report on Form 10-K/A in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with our Registration Statement on Form S-3 filed on September 30, 2003. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment and the Original Filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the date of such reports.

i

PART II

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

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

Net sales in 2003 increased by 24% to $124,863,000 from $100,671,000 in 2002. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. Specifically, increased sales of the Company’s insecticides, soil fumigants, molluscicides, and plant growth regulators product lines more than offset a decline in sales of the Company’s defoliant and fungicide product lines, resulting in the overall increase in net sales. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impact net sales.

Net sales in 2002 increased by 21% or $17,544,000 to $100,671,000 from $83,127,000 in 2001 (primarily attributable to higher sales volume). Sales of the Company’s crop product lines increased 19% or $12,896,000 to $79,271,000 in 2002 from $66,375,000 in 2001, while sales of the Company’s non-crop product lines increased by 28% or $4,648,000 to $21,400,000 in 2002 as compared to $16,752,000 in 2001. Increased sales of the Company’s insecticides, soil fumigants, and defoliant product lines more than offset a decline in the Company’s fungicide and plant growth regulators product lines. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impact net sales.

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

The exhibits listed on the accompanying Index To Exhibits, page 36 are filed as part of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ Eric G. Wintemute	By:	/s/ James A. Barry
	Eric G. Wintemute President, Chief Executive Officer and Director October 19, 2004		James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director October 19, 2004

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

Supplemental schedule of non-cash investing and financing activities:

On March 16, 2004, the Company announced that the Board of Directors declared a cash dividend of $.12 per share ($.08) as adjusted for a 3 for 2 stock split as well as a 3 for 2 stock split. Both the cash dividend and stock split will be distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend will be paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, the Company has elected the disclosure-only provisions related to employee stock options and follows the Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Product Acquisitions

All product acquisitions have been accounted for as asset purchases and not businesses pursuant to FASB 141 and EITF98-3.

In 2003, the Company completed the acquisition of seven product lines, one used in animal health, one related to its herbicides business and five related to pre-harvest crop protection. The assets purchased included, but may not have been limited to, end-use product registrations and data in support of such registrations, trademarks, as well as other intellectual property. One asset purchase was for $5,786 (which included a number of products) and another was for $4,500. In connection with these asset acquisitions, the Company recorded intangible assets in the amount of $10,726, of which $5,926 was paid in cash during the period, the balance due under these asset purchase agreements was $4,800 at December 31, 2003 and is included in Long-term debt on the consolidated financial statements (note 2).

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

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. These rights, for the most part, consist of product registrations and related data filed with the United States Environmental Protection Agency and state regulatory agencies to support such registrations and other supporting data. The amount of goodwill allocated to the product acquisitions has not been material. The following schedule represents intangible assets recognized in connection with product acquisitions (See Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for the Company’s accounting policy regarding intangible assets):

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above amounts which follow Acquisitions during fiscal 2001/2002 represent the total cash consideration paid during the period for product acquisitions and certain related capitalized expenses incurred in connection with such acquisitions.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ITEM 15

Page Sequentially Numbered
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.