Form 10-Q
period 2004-09-30
AMERICAN VANGUARD CORP
filed 2004-11-12
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Common Stock, $.10 Par Value — 8,987,243 shares as of November 10, 2004.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003
Net sales	$39,624	$32,948	$105,335	$86,234
Cost of sales	21,178	18,091	57,951	48,056

Gross profit	18,446	14,857	47,384	38,178
Operating expenses	11,557	10,148	32,335	29,013

Operating income	6,889	4,709	15,049	9,165
Interest expense	371	226	1,013	790
Interest income	(4)	—	(5)	(302)
Interest capitalized	(15)	(19)	(50)	(309)

Income before income taxes	6,537	4,502	14,091	8,986
Income taxes	2,549	1,687	5,495	3,221

Net income	$3,988	$2,815	$8,596	$5,765

Earnings per common share	$.44	$.32	$.96	$.66

Earnings per common share - assuming dilution	$.42	$.30	$.90	$.62

Weighted average shares outstanding (notes 6 & 7)	8,980	8,825	8,972	8,768

Weighted average shares outstanding - assuming dilution (notes 6 & 7)	9,579	9,348	9,572	9,258

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 8)

	September 30, 2004	Dec. 31, 2003
	(Unaudited)	(Note)
Current assets:
Cash	$ 2,396	$ 887
Receivables:
Trade	29,800	27,803
Other	288	394

	30,088	28,197

Inventories (note 3)	40,258	33,389
Prepaid expenses	1,362	1,057
Deferred tax asset	140	140

Total current assets	74,244	63,670
Property, plant and equipment, net (note 2)	25,005	21,677
Land held for development	211	211
Intangible assets	21,606	20,307
Other assets	329	869

	$121,395	$106,734

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	Dec. 31, 2003
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt (note 4)	$ 5,106	$ 6,374
Accounts payable	6,361	13,030
Accrued program costs	17,174	6,763
Accrued expenses and other payables	5,622	3,778
Accrued royalty obligations	1,215	1,521
Income taxes payable	161	580

Total current liabilities	35,639	32,046
Other long-term debt, excluding current installments (note 4)	19,500	7,942
Note payable to bank (note 4)	6,250	14,200
Deferred income taxes	2,212	2,212

Total liabilities	63,601	56,400

Stockholders’ Equity: (note 6)
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 40,000,000 shares; issued 9,822,292 shares at September 30, 2004 and 9,764,415 shares at December 31, 2003	982	976
Additional paid-in capital	10,228	9,933
Accumulated other comprehensive income	(168)	(207)
Retained earnings	49,497	42,076

	60,539	52,778
Less treasury stock at cost, 835,049 shares at September 30, 2004 and 824,881 shares at December 31, 2003	(2,745)	(2,444)

Total stockholders’ equity	57,794	50,334

	$121,395	$106,734

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2004 and 2003

(Unaudited)

Increase (decrease) in cash	2004	2003
Cash flows from operating activities:
Net income	$8,596	$5,765
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,893	2,948
Changes in assets and liabilities associated with operations:
Increase in receivables	(1,890)	(4,611)
Increase in inventories	(6,869)	(8,302)
Increase in prepaid expenses and other current assets	(305)	(1,054)
Increase (decrease) in accounts payable	(6,669)	2,303
Increase in other payables and accrued expenses	11,080	7,588

Net cash provided by operating activities	7,836	4,637

Cash flows from investing activities:
Capital expenditures	(6,220)	(3,583)
Additions to intangible assets	(2,300)	(3,392)

Net decrease/(increase) in other non-current assets	540	(105)

Net cash used in investing activities	(7,980)	(7,080)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2004 and 2003

(Unaudited)

Increase (decrease) in cash	2004	2003
Cash flows from financing activities:
Net borrowings under line of credit agreement	$5,800	$1,600
Proceeds from issuance of long-term debt	1,288	—
Principal payments on long-term debt	(4,748)	(1,305)
Exercise of stock options	301	461
Payment of cash dividends	(726)	(508)
Purchase of treasury stock	(301)	(151)

Net cash provided by financing activities	1,614	97

Increase (decrease) in cash	1,470	(2,346)
Cash at beginning of year	887	3,275
Effect of exchange rate changes on cash	39	40

Cash as of September 30	$2,396	$969

Supplemental schedule of non-cash investing and financial activities:

On September 14, 2004, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was distributed on October 15, 2004, to stockholders of record at the close of business on October 1, 2004. Cash dividends paid October 15, 2004, totaled $449,000.

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for the 3 for 2 stock split). Both dividends were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Cash dividends paid April 16, 2004 totaled $726,000.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)

(Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

2.	Property, plant and equipment at September 30, 2004 and December 31, 2003 consists of the following:

	September 30, 2004	December 31, 2003
Land	$2,441	$2,441
Buildings and improvements	5,000	4,903
Machinery and equipment	43,571	39,273
Office furniture, fixtures and equipment	3,253	2,882
Automotive equipment	124	124
Construction in progress	3,252	1,798

	57,641	51,421
Less accumulated depreciation	32,636	29,744

	$25,005	$21,677

3.	Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2004	December 31, 2003
Finished products	$34,263	$30,159
Raw materials	5,995	3,230

	$40,258	$33,389

4.	Note Payable to Bank — In May 2002, the Company entered into a new fully-secured long-term credit agreement which included a $35,000,000 revolving line of credit with two banks. On March 23, 2004, the credit agreement was amended to increase the credit limit under the revolving line of credit to $45,000,000. The borrowings under the credit agreement bear interest at the prime (4.75% as of September 30, 2004) rate (“Referenced Loans”), or at the Company’s option, at a fixed rate if interest offered by the bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the referenced loans is payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan, in the amount of interest then accrued but unpaid. The revolving line of credit was to mature on May 31, 2005.

On October 7, 2004, the Company executed an Amended and Restated Credit Agreement, with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80,000,000 fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank. The new credit facility consists of a $45,000,000 revolving line of credit and a $35,000,000 term loan. These loans bear interest at the prime (4.75% as of October 7, 2004) rate (“Referenced Loans”), or at the Company’s options, a fixed rate of interest offered by the Bank (such as an adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”)). The principal payments of the term loan are payable in equal quarterly installments on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan matures on October 7, 2009 (five years from the closing date) and contain certain covenants as defined in the agreement.

5.	Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales:
Crop	$25,003	$23,688	$79,978	$68,231
Non-crop	14,621	9,260	25,357	18,003

	$39,624	$32,948	$105,335	$86,234

6.	On September 14, 2004, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was distributed on October 15, 2004, to stockholders of record at the close of business on October 1, 2004.

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

7.	Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Numerator:
Net income	$3,988	$2,815	$8,596	$5,765

Denominator:
Weighted averages shares outstanding	8,980	8,825	8,972	8,768
Assumed exercise of stock options	599	523	600	490

	9,579	9,348	9,572	9,258

8.	Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 (See note 4.)

9.	Reclassification - Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2004 presentation.

10.	Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,988	$2,815	$8,596	$5,765
Foreign currency translation adjustment	51	36	39	40

Comprehensive income	$4,039	$2,851	$8,635	$5,805

11.	Legal Proceedings and Environmental — The Company’s wholly-owned subsidiary, Amvac Chemical Corporation (“AMVAC”) was served with a complaint on April 12, 2004 (suit was filed March 26, 2004). The action, which was filed in California Superior Court, County of Los Angeles, California, is entitled Tellez et al v. Dole Food Company, Inc. et al. The suit named as defendants Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation and AMVAC (American Vanguard Corporation was not named). The Complaint alleges that twenty-five plaintiffs incurred personal injuries, which include sterility and other reproductive injuries. The plaintiffs claim exposure from working on banana plantations (in Nicaragua) from dermal contact with 1,2-dibromo-3-chloropropane (“DBCP”), inhalation of vapors, and from drinking water allegedly contaminated with DBCP. AMVAC filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. It is anticipated that the focus for the next several months will be on the issue of the proper court to hear the case. No discovery has taken place, therefore, it is unknown as to how many of the plaintiffs, if any, claim exposure to AMVAC’s product and whether the plaintiffs’ claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest this case. As referenced in note 1, for further information on other litigation and environmental matters, refer to the consolidated financial statements and footnotes thereto (specifically note 5) included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

12.	Stock-Based Compensation – SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 “Accounting for Stock Issued to Employees”, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,988	$2,815	$8,596	$5,765
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(43)	(22)	(127)	(69)

Pro forma	$3,945	$2,793	$8,469	$5,696

Earnings per common share, as reported	$.44	$.32	$.96	$.66

Pro forma	$.44	$.32	$.94	$.65

Earnings per common share-diluted, as reported	$.42	$.30	$.90	$.62

Pro forma	$.41	$.30	$.88	$.62

13.	Recent Accounting Pronouncements - FASB issued FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws and certain agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liability recorded for these indemnification obligations as of September 30, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission. It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2004	2003	Change
Net sales:
Crop	$25,003	$23,688	$1,315
Non-crop	14,621	9,260	5,361

	$39,624	$32,948	$6,676

Gross profit:
Crop	$13,961	$11,091	$2,870
Non-crop	4,485	3,766	719

	$18,446	$14,857	$3,589

The Company reported net income of $3,988,000 or $.42 per diluted share for the third quarter ended September 30, 2004 as compared to net income of $2,815,000 or $.30 per diluted share for the same period in 2003. (Net income and per share data have been restated to reflect the effect of a 3 for 2 stock split that was distributed on April 16, 2004.)

Net sales for the third quarter 2004 increased by 20% to $39,624,000 from $32,948,000 in the same period of 2003. The increase sales levels for the quarter were as a result of strong sales of the Company’s cotton products, as well as its mosquito adulticide which was heavily used as a result of the recent hurricanes. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $18,446,000 for the three months ended September 30, 2004 from $14,857,000 in the third quarter of 2003. Gross profit margins improved to 47% in the quarter ended September 30, 2004 from 45% in the same period in 2003. The increase in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increase by $1,409,000 to $11,557,000 in the third quarter of 2004 from $10,148,000 in the same period of 2003. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increase by $166,000 to $3,659,000 in the third quarter of 2004 from $3,493,000 in the same period of 2003. The increase was due primarily to an increase in variable selling expenses that relate to the product mix of sales. Programs and related costs accounted for 86% of the increase.

•	General and administrative expenses increased by $1,081,000 to $3,417,000 in the quarter ended September 30, 2004 as compared to $2,336,000 in the same period in 2003. The increase was due to increases in outside professional expenses, payroll and payroll related costs, and costs related to the amortization of intangible assets in connection with new asset acquisitions. The increase in outside professional expenses include compliance costs of approximately $200,000 for the three months ended September 30, 2004, related to Section 404 of the Sarbanes-Oxley Act.

•	Research and product development costs and regulatory registration expenses declined by $137,000 to $1,843,000 in the quarter ended September 30, 2004 from $1,980,000 in the same period of 2003. The decline was a result of lower costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $299,000 to $2,638,000 for the third quarter of 2004 as compared to $2,339,000 in the same period of 2003 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $371,000 in the quarter ended September 30, 2004 as compared to $226,000 in the same period in 2003. The Company’s average overall debt for the quarter ended September 30, 2004 was $37,367,000 as compared to $24,977,000 for the same period in 2003. The higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $15,000 of interest costs related to construction in progress during the third quarter of 2004 as compared to $19,000 in 2003.

Income tax expense increased by $862,000 to $2,549,000 for the quarter ended September 30, 2004 as compared to $1,687,000 for the same period 2003. The Company’s effective tax rate was approximately 39% in the third quarter of 2004 as compared to approximately 37% in 2003.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the third quarter ended September 30, 2004, weather patterns did not have a material adverse effect on the Company’s results of operations.

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Because of the Company’s cost structure, the combination of variable revenue streams, and the changing product mixes, results in varying levels of profitability on a quarterly basis.

Nine Months Ended September 30:

	2004	2003	Change
Net sales:
Crop	$79,978	$68,231	$11,747
Non-crop	25,357	18,003	7,354

	$105,335	$86,234	$19,101

Gross profit:
Crop	$39,363	$30,710	$8,653
Non-crop	8,021	7,468	553

	$47,384	$38,178	$9,206

The Company reported net income of $8,596,000 or $.90 per diluted share for the nine months ended September 30, 2004 as compared to net income of $5,765,000 or $.62 per diluted share for the same period in 2003. (Net income per share data have been restated to reflect the effect of a 3 for 2 stock split that was distributed on April 16, 2004.)

Net sales for the nine months of 2004 increased by 22% to $105,335,000 from $86,234,000 in the same period of 2003. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection (primarily on cotton) as well as sales of Bifenthrin, the generic pyrethroid product the Company launched during the first quarter of 2004. Also contributing to the increased sales were sales increases of the Company’s mosquito adulticide which was heavily used as a result of the recent hurricanes. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $47,384,000 for the nine months ended September 30, 2004 from $38,178,000 in the same period in 2003. Gross profit margins improved to 45% for the nine months ended September 30, 2004 from 44% in the same period in 2003. The increase in gross profit margins was due to the changes in the sales mix of the Company’s products.

As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $3,322,000 to $32,335,000 in the first nine months of 2004 from $29,013,000 in the same period of 2003. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $656,000 to $11,953,000 in the first nine months of 2004 from $11,297,000 in the same period of 2003. The increase was due primarily to an increase in variable selling expenses (specifically programs and related costs) that relate to both increased sales levels and the product mix of sales.

•	General and administrative expenses increased by $2,766,000 to $9,198,000 in the nine months ended September 30, 2004 as compared to $6,432,000 in the same period in 2003. The increase was due to increases in outside professional expenses, payroll and payroll related costs, and costs related to the amortization of intangible assets in connection with new asset acquisitions. The increase in outside professional expenses include compliance costs of approximately $200,000 in 2004, related to Section 404 of the Sarbanes-Oxley Act.

•	Research and product development costs and regulatory registration expenses declined by $968,000 to $4,757,000 in the nine months ended September 30, 2004 from $5,725,000 in the same period of 2003. The decline was a result of lower costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $868,000 to $6,427,000 for the first nine months of 2004 as compared to $5,559,000 in the same period of 2003 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $1,013,000 in the nine months ended September 30, 2004 as compared to $790,000 in the same period in 2003. The Company’s average overall debt for the nine months ended September 30, 2004 was $37,822,000 as compared to $25,826,000 for the same period in 2003. The higher overall debt levels accounted for the higher gross interest costs. The Company recorded $309,000 in interest income during the nine months ended September 30, 2003 primarily related to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the receivable due from California (franchise tax)

generated $.03 per diluted share in the three and nine months ended September 30, 2003. The refund was received in July 2003.) The Company capitalized $50,000 of interest costs related to construction in progress during the first nine months of 2004 as compared to $309,000 in 2003.

Income tax expense increased by $2,274,000 to $5,495,000 for the nine months ended September 30, 2004 as compared to $3,221,000 for the same period 2003. The Company’s effective tax rate was approximately 39% in the first nine months of 2004 as compared to approximately 36% in 2003. The effective tax rate for the first nine months of 2003 reflects the benefits of the aforementioned tax refund received from the state of California in July 2003.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $7,836,000 of cash during the nine months ended September 30, 2004. Net income of $8,596,000, non-cash depreciation and amortization of $3,893,000 and an increase in other payables and accrued expenses of $11,080,000 provided $23,569,000 of cash for operations. Increases in inventories, receivables and prepaid expenses and other current assets of $6,869,000, $1,890,000 and $305,000, respectively, along with a decline in accounts payable of $6,669,000 used $15,733,000 in cash for operating activities.

The Company used $7,980,000 in investing activities in the first nine months of 2004. It invested $6,220,000 in capital expenditures, $2,300,000 in intangible assets while other non-current assets declined by $540,000.

Financing activities provided $1,614,000 during the first nine months 2004. Net borrowing under the Company’s fully-secured revolving line of credit increased by $5,800,000. (Note: the financial statements presented have been reclassified to give effect for the Amended and Restated Credit Agreement executed October 7, 2004.) The Company received proceeds from new long-term debt (related to the refinancing of its property located at 2110 Davie Avenue, Commerce, CA, in March 2004) of $1,288,000 and received $301,000 from the issuance of common stock. The Company made payments on its debt of $4,748,000, paid cash dividends of $726,000 and purchased treasury stock for $301,000.

In May 2002, the Company entered into a new $45,000,000 fully-secured long-term credit agreement. The Company’s primary bank (the “Bank”) acted as sole administrative agent arranger and syndication agent. The Bank syndicated the new credit facility with another bank. The $45,000,000 credit facility consisted of a senior secured revolving line of credit of $35,000,000 and a $10,000,000 senior secured term loan. On March 23, 2004, the Credit Agreement was amended to increase the revolving credit limit to $45,000,000. The borrowings under the credit agreement bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (“Fixed Loans”) for terms of one, two, three, six, nine or twelve months. Interest on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September, and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit was to mature on May 31, 2005. The term loan was to mature on May 31, 2007. The principal payments of the term loan were payable in equal quarterly installments of $625,000 each, on or before the last business day of each February, May, August and November, commencing May 31, 2003 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date.

On October 7, 2004, the Company executed an Amended and Restated Credit Agreement, with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80,000,000 fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank. The new credit facility consists of a $45,000,000 revolving line of credit and a $35,000,000 term loan. These loans bear interest at the prime rate (“Referenced Loans”), or at the Company’s options, a fixed rate of interest offered by the Bank (such as an adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”)). The principal payments of the term loan are payable in equal quarterly installments on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan matures on October 7, 2009 (five years from the closing date) and contain certain covenants as defined in the agreement.

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

Under its bylaws, and agreements with its directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liability recorded for these indemnification obligations as of September 30, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described preceding the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting polices and estimates include:

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified certain of these payments as operating expenses in the consolidated statement of income. Additionally, the Company engages in various customer programs. The Company accounts for these programs as operating expenses in accordance with EITF 01-9 as the Company receives an identifiable benefit in exchange for the consideration, otherwise program payments are treated as a reduction of sales.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income.

Cost of Goods Sold

In addition to normal centers (i.e. direct labor, raw materials) of cost of goods sold, the Company includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of goods sold.

Other Than Cost of Goods Sold—Operating Expenses

Operating expenses include such cost centers as Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing in operating expenses.

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $2,638,000 and $6,427,000 for the three and nine months ended September 30, 2004 as compared to $2,339,000 and $5,559,000 for the three and nine months ended September 30, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes from the disclosures in the Company’s Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2003.

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

Date of the Report: July 7, 2004

Description: On July 7, 2004 American Vanguard Corporation issued a press release announcing that American Vanguard Corporation was added to the Russell 3000® and 2000® Indexes.

Date of the Report: August 5, 2004

Description: On August 5, 2004 American Vanguard Corporation issued a press release announcing its financial results for the three and six months ended June 30, 2004. This Report on Form 8-K was furnished under Item 12.

Date of the Report: September 14, 2004

Description: On September 14, 2004 American Vanguard Corporation issued a press release announcing that its Board of Directors declared a cash dividend of $.05 per share to be distributed on October 15, 2004 to shareholders of record as of October 1, 2004.

Date of the Report: September 20, 2004

Description: On September 20, 2004 American Vanguard Corporation issued a press release announcing that Hurricane Ivan did not have a significant impact on its manufacturing facility located in Axis, AL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 10, 2004	By:	/s/ Eric G. Wintemute
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 10, 2004	By:	/s/ James A. Barry
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer