Form 10-Q/A
period 2004-06-30
AMERICAN VANGUARD CORP
filed 2005-02-23
CIK 5981

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

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

Common Stock, $.10 Par Value — 8,974,697 shares outstanding as of August 9, 2004.

AMERICAN VANGUARD CORPORATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment No. to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 that was originally filed on August 16, 2004 (the “Original Filing”). We are filing this Form 10-Q/A to replace Item 6 of Part II as contained herein. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports. Accordingly, this Form 10-Q/A should be read in conjunction with our subsequent filings with the Securities and Exchange Commission.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1 – Amended and Restated Certificate of Incorporation of American Vanguard Corporation, filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 3.2 – Certificate of Amendment to Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed herewith).

Exhibit 3.3 – Amended and Restated Bylaws of American Vanguard Corporation, filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

AMERICAN VANGUARD CORPORATION

Dated: February 23, 2005	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: February 23, 2005	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, and Secretary/Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation, filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed herewith).

3.3	Amended and Restated Bylaws of American Vanguard Corporation, filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.