Form 10-K
period 2004-12-31
AMERICAN VANGUARD CORP
filed 2005-03-16
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $114.9 million. This figure is estimated as of June 30, 2004, at which date the closing price of the registrant’s Common Stock on the American Stock Exchange was $33.68 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2004, was 8,971,697. The number of shares of $.10 par value Common Stock outstanding as of March 11, 2005, was 9,096,095.

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2004

i

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART I

Unless otherwise indicated or in the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to American Vanguard Corporation and its consolidated subsidiaries.

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

In December 2004, AMVAC entered into an agreement with Bayer CropScience LP, an affiliate of Bayer AG, to market, sell and distribute Bolster 15G, a soybean pesticide used to control nematodes, through AMVAC’s SmartBox system in key Midwest soybean growing states beginning in the 2005 season. Additionally, in December 2004, AMVAC licensed the trade name Nuvan® to Syngenta India Limited, a business unit of Syngenta Crop Protection AG. The agreement provides a two-year license to Syngenta India to sell products under the Nuvan name in the animal and public health market, as well as the crop protection market in India. AMVAC will continue to sell products under the Nuvan name in the animal and public health market in over thirty other countries.

In January 2004, AMVAC entered into an agreement with Syngenta Crop Protection (“Syngenta”) to supply Force 3G for use through AMVAC’s SmartBox system beginning in the 2004 season. Force 3G is a corn soil insecticide manufactured and marketed by Syngenta for the control of corn rootworm, wireworm, cutworm and white grub in cotton.

In December 2003, AMVAC acquired certain assets related to the active ingredient dichlorvos (“DDVP”) used in the animal health business and marketed primarily under the trade name Nuvan® from Novartis Animal Health, Inc. a business unit of Novartis AG. Since 1975, AMVAC has manufactured a technical form of DDVP, used primarily in specialty markets as a broad-spectrum household and specialty insecticide. Nuvan, which is used primarily for animal health to control flies and ecto-parasites, will expand the AMVAC’s animal health

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

business as well as its international sales of DDVP. DDVP products are highly effective in controlling in enclosed spaces, a wide variety of pests including mosquitoes, flies, and cockroaches. AMVAC has been the primary generator of data to support the registration of DDVP products worldwide.

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

In July 2002, AMVAC acquired from Flowserve U.S. Inc. (“Flowserve”), all or substantially all of its assets associated with the SmartBox closed delivery system. The SmartBox system electronically dispenses granular crop protection products, replacing older technology that utilizes mechanically driven sprockets and chains. The state-of-the-art SmartBox technology allows farmers to apply crop protection products accurately and efficiently while avoiding contact with the product. The computer controller enables farmers to monitor and change application rates while planting and provides the farmers with a permanent record of application. Initially the SmartBox system was developed by Flowserve in partnership with E.I. DuPont de Nemours and Company (“DuPont”) and Zeneca, Inc. which partnership commenced in 1995. At the same time it acquired certain assets associated with the Fortress® corn soil insecticide business from DuPont in 2000, AMVAC assumed DuPont’s SmartBox partnership interest. Thereafter, Zeneca, Inc. abandoned its SmartBox partnership interest. In 2000, AMVAC sold its Fortress 5G (5% active ingredient—chlorethoxyfoxs) corn soil insecticide to the American farmer in the SmartBox system. Later that year, AMVAC secured exclusive marketing rights in the U.S. Bayer CropScience’s Aztec® 4.67G corn soil insecticide which also can be applied through the SmartBox system. By offering both products, AMVAC provides farmers a choice of two different chemistries to apply through the SmartBox system. This allows farmers to rotate products from year to year, thereby preventing insects from building resistance to any one specific product. AMVAC is currently looking at utilizing this system for other crops where the safety features of the system would provide an important benefit.

In July 2002, AMVAC acquired from Syngenta all U.S. Environmental Protection Agency (“EPA”) end-use product registrations and data support as well as a license to the Ambush 25WP trademark (wettable powder formulation) in the United States. Syngenta will continue to own the rights and assets of the liquid formulation (Ambush 2EC) in the United States.

In June 2002, AMVAC acquired certain assets associated with the Folex cotton defoliant business conducted in the United States by Aventis CropScience USA prior to Bayer AG’s acquisition of Aventis CropScience S.A. The purchase included the EPA end-use product registration for Folex as well as the Folex

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

trademark and product inventories. In addition, an existing supply agreement with Bayer Corporation providing for the supply of active ingredient and access to data in support of the end-use product registration has been assigned to AMVAC, allowing AMVAC to purchase the active ingredient in Folex from Bayer. Bayer markets a product under its trademark Def® which is similar to Folex, and continues to sell Def following its acquisition of Aventis.

In addition to the product line acquisitions disclosed above, in August 2001, AMVAC acquired certain assets associated with the Phosdrin® international insecticide business from BASF Agro B.V. The purchase included all active registrations, access to the underlying data for the registrations and trademarks in 55 countries. AMVAC has manufactured and formulated Phosdrin® for the international market at its Los Angeles facility since 1985. Additionally, AMVAC has been the primary data generator and data holder for the product since 1989. In May 2000, AMVAC acquired certain assets associated with the worldwide Dacthal® (“DCPA”) herbicide business from GB Biosciences Corporation. The purchase included the worldwide rights, including U.S. EPA registration rights and similar regulatory entities in other countries, manufacturing and process technology, trademarks and all product related intellectual property. Dacthal has been sold for weed control in crops such as onions, garlic, cauliflower, cotton and strawberries for approximately thirty years. In February 2000, AMVAC acquired certain assets associated with the Fortress® soil insecticide business from DuPont. AMVAC acquired all U.S. EPA and state registrations, manufacturing and process technology, trademarks and all product related intellectual property. The acquisition included certain rights and obligations to the SmartBox delivery system as well as DuPont’s existing finished and semi-finished inventory including the closed delivery system containers. Fortress insecticide provides control of the corn rootworm, a devastating pest in corn. In 1998, AMVAC acquired certain assets associated with the U.S. Dibrom® insecticide business from Valent USA Corporation (“Valent”), a wholly-owned subsidiary of Sumitomo Chemical Company, Limited. The purchase included all EPA registration rights and state registrations of the product line, an extensive data package, inventory, trademarks and all product related intellectual property. AMVAC had manufactured and formulated Dibrom® prior to its acquisition, dating back to 1981, for Valent and formerly for Chevron, which had held the U.S. rights to Dibrom® prior to Valent. AMVAC has owned certain international rights to the Dibrom® product line since 1991. In 1997 AMVAC purchased the rights, title and interest to Vapam® (Metam Sodium), a soil fumigant, from Zeneca, Inc. The purchase included inventories of Vapam®, EPA registration rights issued under Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and certain other assets. AMVAC has manufactured Metam Sodium at its Los Angeles facility since 1988. In 1993 AMVAC purchased from Du Pont the rights, title and interest (including Du Pont’s EPA registration rights) in Bidrin®, an insecticide for cotton crops, and in 1991 AMVAC purchased from Rhone-Poulenc AG Company its Napthalene Acetic Acid (“NAA”) plant growth regulator product line including Rhone-Poulenc’s EPA registration rights.

Seasonality

The agricultural chemical industry in general is cyclical in nature. The demand for AMVAC’s products tends to be slightly seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

Backlog

AMVAC does not believe that backlog is a significant factor in its business. AMVAC primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Customers

United Agri Products, Helena Chemical Company and Agriliance accounted for 18%, 12% and 11%, respectively of the Company’s sales in 2004. Helena Chemical Company and United Agri Products accounted for 11% each of the Company’s sales in 2003. United Agri Products, Agriliance and Helena Chemical Company accounted for 22%, 12% and 10%, respectively of the Company’s sales in 2002. United Agri Products, Helena and Agriliance are distributors of the Company’s products.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality of its products price and the technical service and support given to its customers. The inability of AMVAC to effectively compete in several of AMVAC’s principal products would have a material adverse effect on AMVAC’s results of operations.

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. AMVAC has attempted to position itself in smaller niche markets which are no longer of strong focus to larger companies. These markets are small by nature, require significant and intensive management input, ongoing product research, and are near product maturity. These types of markets tend not to attract larger chemical companies due to the smaller volume demand, and larger chemical companies have been divesting themselves of products that fall into such niches as is evidenced by AMVAC’s successful acquisitions of certain product lines.

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

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the FIFRA legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the EPA as well as under similar state laws. Substantially all of AMVAC’s products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

production of new products. AMVAC expensed $3,081,000, $4,669,000 and $2,940,000 during 2004, 2003 and 2002 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,000,000 in 2005. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an as incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

Raw Materials

AMVAC utilizes numerous firms as well as internal sources to supply the various raw materials and components used by AMVAC in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, AMVAC seeks to secure its supply by either long-term arrangements or advance purchases from its suppliers. AMVAC believes that it is considered to be a valued customer to such sole-source suppliers. Recent increases in energy costs are expected to have an adverse impact on the Company, although the ultimate impact cannot be measured at this time.

Environmental

During 2004, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted in 2003 and 2004 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in late 2005. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, California and Axis, Alabama facilities. AMVAC continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on AMVAC’s operations.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Employees

As of March 11, 2005, the Company employed approximately 229 persons. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2004, 2003 and 2002.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2004	2003	2002
Export Sales	$10,265,000	$8,943,000	$7,470,000
Percentage of Net Sales	6.8%	7.2%	7.4%

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

* * *

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on the Company’s website are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Code of Conduct and Ethics, our Employee Complaint Procedures for Accounting and Auditing Matters and our policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

* * *

ITEM 2	PROPERTIES

The Company’s corporate headquarters are located in Newport Beach, California. This facility is leased. See PART IV, Item 15 of this report for further information.

AMVAC owns in fee the Facility constituting approximately 152,000 square feet of improved land in Commerce, California (“Commerce”) on which its West-Coast manufacturing and some of its warehouse facilities and offices are located.

DAVIE owns in fee approximately 72,000 square feet of warehouse, office and laboratory space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC.

In 2001, AMVAC completed the acquisition of a manufacturing facility from DuPont. The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long-term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed primarily to manufacture pyrethroids and organophosphates. The acquisition increased AMVAC’s capacity while also providing flexibility and geographic diversity. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report.)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Facility’s production areas are designed to run on a continuous twenty-four hour per day basis. AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC’s foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender. For further information, refer to note 3 of the Notes to the Consolidated Financial Statements in PART IV, Item 15 of this Annual Report.

AMVAC owns approximately 42 acres of unimproved land in Texas for possible future expansion.

GemChem’s, Chemical UK’s and Quimica AMVAC’s facilities consist of administration and sales offices which are leased.

The Company believes its properties to be suitable and adequate for its current purposes. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

ITEM 3	LEGAL PROCEEDINGS

DBCP LAWSUITS

A.	Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with 1,2-dibromo-3-chloropropane (“DBCP”) in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. While the suit could only include damages that had incurred by the time of the scheduled trial date of October 18, 1999, future suits could be filed as a well became contaminated. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). [As to matters independent of indemnity issues, the Company recovered four hundred thousand dollars ($400,000) from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

of credit (which does not have a material impact on the Company’s financial statements) directly to Dow Chemical. On June 10, 2004, AMVAC was notified that the plaintiff had completed conversion of the H’Poko wells from a temporary to a permanent filtration facility. After credits of approximately eight hundred thousand dollars ($800,000) from the settlement were deducted from the one million eight hundred thousand dollars ($1,800,000) cost of a two-vessel system, the claim to the defendants was one million dollars ($1,000,000). The cost of the temporary facility was included in the original settlement. On January 21, 2005, defendants were notified that the claim by the plaintiff would be submitted in approximately sixty days. AMVAC’s share of the permanent filtration system will be one hundred and seventy-five thousand dollars ($175,000) which has been accrued for/reserved by the Company. Thus far, no additional wells have been remediated nor have there been ongoing operation and maintenance charges.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs” allege sterility and other injuries. (The plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last seven years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign plaintiffs would have to sue in their own countries rather than using the United States courts. The plaintiffs wish to keep the cases in the United States and have them remanded to state court. The plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named plaintiffs, use of discovery taken in the United States, the requirement that the plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001 and the United States Supreme Court subsequently granted a hearing. Oral argument was held on January 22, 2003. On April 22, 2003, the United States Supreme Court issued its decision in favor of the plaintiffs, holding there was no jurisdiction in federal court. This vacates the order dismissing the case under the forum non conveniens doctrine. One September 5, 2003, the U.S. District Court in Honolulu issued an order that the case will be remanded to state court unless there is an objection filed by September 18, 2003. As the U.S. Supreme Court has issued its final decision on the lack of federal court jurisdiction, the case will be remanded to state. Once the case reaches state court, the defendants will have to decide whether they will file a motion to dismiss under forum non conveniens pursuant to state court procedures. No activity took place on this case throughout 2004 or to date as apparently, the suit has not been officially received in the state court upon remand. The plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries by December 9, 1998,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

alleging in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously.

On or about October 1, 2003, the Company was indirectly advised of a possible claim for ground water contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with DBCP and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Pine, Maui Pineapple Company (collectively, “Maui Pine”), The Dow Chemical Company, Dow AgroSciences, LLC (collectively, “Dow”), Occidental Petroleum Corporation, Occidental Chemical Corporation (collectively, “Occidental”), Shell Oil Company, Shell Chemical Company (collectively, “Shell”), American Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. (collectively “Brewer”). On or about October 17, 2003, all parties agreed to a tolling of the applicable statute of limitations in order to enter into mediation proceedings. The Company has been advised that the total claim could approximate four million dollars ($4,000,000), inclusive of future expenses for operations and maintenance of filtration devices on the wells. The parties met with an independent mediator on January 14 and 15, 2004 to discuss this claim. On January 15, 2004, the Company reached a settlement with HWSC for fifty-five thousand dollars ($55,000.00), contingent upon obtaining a court order approving the settlement as one made in good faith. The settlement includes future expenses for operations and maintenance. As not all parties settled at the mediation, HWSC filed suit in the Circuit Court of the Second Circuit, State of Hawaii on February 1, 2004. The non-settling parties subsequently removed the case to federal court, which has delayed the filing of motions in state court to approve the settlement as one made in good faith. The case was remanded to state court on January 7, 2005. With the case back in state court, a motion for approval of the good faith settlement will be made. Once the court approves the settlement, the fifty-five thousand dollars ($55,000) will be paid to HWSC to conclude AMVAC’s involvement.

B.	Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., Inc., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Unlike the Patrickson case, the court did not establish detailed procedures or deadlines for the filing of suits in the foreign countries by the five plaintiffs. Defendants have learned that plaintiff Valentin Valdez has filed a suit in Panama, but they

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

have not been served. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000) was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. A deposition of the plaintiff Espinola was scheduled but was never taken. The federal court then ordered remand to state court. The attorneys for Dow Chemical Co. filed a motion for reconsideration, explaining that the plaintiffs attorneys did not produce their client for deposition. This motion is still pending. No activity took place on this matter throughout 2004 or to date. No discovery has taken place on the individual claims of these plaintiffs. If the Espinola case is tried in Mississippi state court, the maximum recovery is fifty thousand dollars ($50,000). Without discovery, it is unknown whether any of the plaintiffs were exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

C.	Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The plaintiffs (approximately three thousand nine hundred) are primarily from the countries of the Philippines, Costa Rica, Ecuador and Guatemala. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these plaintiffs were included in the settlement of some fifteen thousand plaintiffs mentioned in the Delgado and Carcamo matters discussed below. In September 2002, the plaintiffs’ attorneys finally evaluated their list of plaintiffs who had settled previously. They agreed that the plaintiffs who settled with Dow Chemical Company, Shell Oil Company, and Occidental Chemical Corporation were now only proceeding against the grower defendants. The plaintiffs who had not settled previously would continue with the suit against all defendants, including AMVAC. Thus, out of the approximately three thousand nine-hundred plaintiffs, about three hundred and fourteen are left (one hundred and sixty-seven are from Ecuador, one hundred and two are from Costa Rica and forty-five are from Guatemala). The plaintiffs filed a consolidated third amended complaint in October 2002 with Soriano as the lead case. Each plaintiff seeks in excess of the minimum jurisdiction of federal court for diversity of citizenship cases, seventy-five thousand dollars ($75,000). AMVAC has answered the third amended complaint. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge issued an order to the parties in April 2003 as to why the cases should not be remanded to state court. The defendants argued that there was still federal court jurisdiction because of diversity of citizenship, but this diversity did not exist at the time the suites were originally filed in 1996 and accordingly, the court remanded the cases to state court in June 2003. In state court, the three cases were assigned to two different judges. The defendants considered filing another motion to dismiss based on forum non conveniens. In Louisiana, all defendants must join in making such a motion. By this time, unfavorable anti-forum non conveniens laws had passed or were pending in several of the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

countries where the plaintiffs resided. Several of the defendants were against consenting to jurisdiction in those countries, which is a condition required by an order of dismissal under forum non conveniens. As a result, these cases will now be litigated in state court in Louisiana. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. No activity took place on this matter throughout 2004 or to date. As in the other banana worker’s cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

D.	Texas Matters

These matters involve an earlier round of litigation by foreign banana workers. The complaints filed in the United States Court of Appeals, Fifth Circuit entitled Franklin Rodriquez Delgado, et al., Jorge Colindres Carcamo, individually and on behalf of all other similarly situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the plaintiffs but was sued on a third party complaint by Dow Chemical Company. These cases were originally filed in various state courts in Texas and removed by the defendants to federal court. By order dated July 11, 1995, the United States District Court granted defendants’ motion to dismiss pursuant to the doctrine of forum non conveniens, requiring the plaintiffs to sue in their native countries. The court required the defendants to consent to jurisdiction in the foreign countries along with other conditions. As AMVAC had not been sued by the plaintiffs directly, it refused to consent to jurisdiction in the foreign countries for these plaintiffs. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company and Shell Oil Company settled with these plaintiffs as well as with about fifteen thousand other banana workers represented by the plaintiffs’ law firm (not the firm representing the Patrickson and Mississippi plaintiffs). Dow Chemical Company was then dismissed by the plaintiffs with prejudice in September 1997. Two intervenors (who are represented by the same attorneys as the plaintiffs in the Patrickson and Mississippi cases) have filed a motion in opposition to this dismissal. The plaintiffs appealed to the Fifth Circuit on the order of dismissal under forum non conveniens. In October 2000, the Fifth Circuit found federal court jurisdiction and affirmed the dismissals based on forum non conveniens. The United States Supreme Court refused to accept a hearing at that time. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the grower defendants. These remaining claims are apparently now being remanded to state courts in Texas.

E.	Nicaragua Matters

In March 2004, twenty-five plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana plantations in their home country. The complaint is entitled Tellez et al v. Dole Food Company, Inc. et al. The named defendants are: Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, and AMVAC. American Vanguard Corporation is not named as a defendant. Punitive damages are also sought against all defendants. The plaintiffs claim personal injuries for sterility, reduced sperm counts and other reproductive injuries. They claim exposure from working on banana plantations in Nicaragua from dermal contact with DBCP, inhalation of vapors, and from drinking water allegedly contaminated with DBCP. AMVAC was served with the complaint on April 12, 2004 and filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. The case was subsequently remanded to state court. On September 2, 2004, the plaintiffs were permitted to file an amended complaint that dropped seven plaintiffs and added eighteen others, for a total of thirty-six plaintiffs. To date, the parties have worked on a comprehensive case

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

management order that would permit obtaining plaintiffs’ medical records in Nicaragua and starting depositions of eighteen of the plaintiffs in Los Angeles and independent medical examination scheduled to take place in May 2005. At a status conference on February 9, 2005, a trial date for July 17, 2006 was scheduled. No discovery has yet taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the thirty-six plaintiffs, if any, actually claim exposure to AMVAC’s product, the nature and extent of their injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

In January 2003, three new cases were filed in Nicaragua. This time defendants besides Dow Chemical Company, Shell Oil Company and Dole Food were sued, including AMVAC, Occidental Chemical Corporation, Del Monte Fresh Produce, Chiquita Brands, Ameribrom and three Chevron entities. It is reported that these plaintiffs claim damages for sterility and that there are approximately three hundred and fifty plaintiffs named in these three cases. It has also been reported that a suit seeking damages for personal injuries based on alleged exposure to DBCP in groundwater has been filed in Nicaragua. AMVAC has not been served to date and has not seen the complaints. AMVAC disputes that the Nicaraguan courts have jurisdiction over it. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

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

No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART II

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s $0.10 par value common stock (“Common Stock”) is listed on the American Stock Exchange under the ticker symbol AVD (since January 1998). The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

The following table sets forth the range of high, low and closing sales prices as reported for the Company’s Common Stock for the calendar quarters indicated (as adjusted for stock splits and stock dividends).

	High	Low	Close
Calendar 2004
First Quarter	$32.13	$22.33	$31.33
Second Quarter	41.50	27.90	33.68
Third Quarter	36.00	27.25	35.74
Fourth Quarter	40.95	31.30	36.78
Calendar 2003
First Quarter	$11.11	$8.91	$11.09
Second Quarter	13.60	11.10	12.24
Third Quarter	19.03	12.20	16.63
Fourth Quarter	26.00	16.57	24.97

As of March 11, 2005, the number of stockholders of the Company’s Common Stock was approximately 1,900, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

On September 14, 2004, the Company announced that the Board of Directors declared a cash dividend of $.05 per share which was distributed on October 15, 2004 to stockholders of record as of October 1, 2004.

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($.08 as adjusted for 3 for 2 stock split). Both dividends were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s common stock on March 26, 2004. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

On September 12, 2003, the Company announced that the Board of Directors declared a cash dividend of $.05 per share ($.033 as adjusted for 3 for 2 stock split announced on March 16, 2004) which was distributed on October 17, 2003 to stockholders of record as of October 3, 2003.

On March 19, 2003, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.13 per share ($.058 as adjusted for stock splits). Both dividends were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.

The Company has issued a cash dividend in each of the last nine years dating back to 1996.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION (1)

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,611,000	$11.63	317,401
Equity compensation plans not approved by security holders	—		—

Total	1,611,000		317,401

(1)	Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 600,000 shares of Common Stock may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower.

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for weighted average number of shares and per share data)

	2004	2003	2002	2001	2000
Operating revenues	$150,855	$124,863	$100,671	$83,127	$74,517

Operating income	$24,958	$16,542	$11,879	$10,367	$8,828

Income before income tax expense	$23,733	$16,182	$11,278	$9,023	$7,185

Net income	$14,477	$10,263	$7,049	$5,639	$4,311

Earnings per common share(1)	$1.61	$1.16	$.81	$.66	$.49

Earnings per common share—assuming dilution(1)	$1.51	$1.10	$.78	$.64	$.48

Total assets	$122,346	$106,734	$75,448	$68,565	$66,091

Long-term debt and capital lease obligations, less current portion	$19,474	$22,142	$17,765	$14,164	$18,647

Stockholders’ equity	$63,972	$50,334	$40,243	$33,958	$29,288

Weighted average shares outstanding(1)	8,981,698	8,811,303	8,670,301	8,605,314	8,877,096

Weighted average shares outstanding—assuming dilution(1)	9,583,725	9,314,253	9,091,785	8,870,850	9,024,309

Dividends per share of common stock(1)	$.130	$.091	$.069	$.053	$.051

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2004 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2004. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

2004 Compared with 2003:

	2004	2003	Change
Net sales:
Crop	$122,498,000	$104,895,000	$17,603,000
Non-crop	28,357,000	19,968,000	8,389,000

	$150,855,000	$124,863,000	$25,992,000

Gross profit:
Crop	$58,465,000	$47,932,000	$10,534,000
Non-crop	13,793,000	10,942,000	2,851,000

	$72,258,000	$58,874,000	$13,385,000

The Company reported net income of $14,477,000 or $1.51 per diluted share in 2004 as compared to net income of $10,263,000 or $1.10 per diluted share in 2003. (Net income per share data has been restated to reflect the effect of a 3 for 2 stock split that was distributed on April 16, 2004.)

Net sales in 2004 increased by 21% to $150,855,000 from $124,863,000 in 2003. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection (primarily on cotton) as well as sales of Bifenthrin, the generic pyrethroid product the Company launched during the first quarter of 2004. Also contributing to the increased sales were sales increases of the Company’s mosquito adulticide which was heavily used as a result of the hurricanes in 2004. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impacted net sales.

Gross profits increased $13,384,000 to $72,258,000 in 2004 from $58,874,000 in 2003. Gross profit margins increased to 48% in 2004 from 47% in 2003. The improvement in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $4,968,000 to $47,300,000 in 2004 from $42,332,000 in 2003. Operating expenses as a percentage of sales were 31% in 2004 as compared to 34% in 2003. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $1,662,000 to $17,940,000 in 2004 from $16,278,000 in 2003. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	General and administrative expenses increased by $3,301,000 to $12,728,000 in 2004 as compared to $9,427,000 in 2003. The increase was due to increases in outside professional expenses, payroll and payroll related costs, and costs related to the amortization of intangible assets in connection with new asset acquisitions. The increase in outside professional expenses include compliance costs of approximately $575,000 in 2004, related to Section 404 of the Sarbanes-Oxley Act.

•	Research and product development costs and regulatory registration expenses declined by $769,000 to $6,956,000 in 2004 from $7,725,000 in 2003. The decline was a result of lower costs incurred to generate scientific data related to the registration.

•	Freight, delivery and warehousing costs increased $774,000 to $9,676,000 in 2004 as compared to $8,902,000 in 2003 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $1,310,000 in 2004 as compared to $986,000 in 2003. The Company’s average overall debt in 2004 was $37,822,000 as compared to $24,526,000 in 2003. The higher overall debt levels accounted for the higher gross interest costs. The Company recorded $303,000 in interest income in 2003, which primarily relates to income taxes receivable from the state of California as a result of filing amended tax returns for the years ended December 31, 1995 through 1998. (The overall after tax effect of recording the tax benefit due from California (franchise tax) generated $.03 per diluted share in 2003. The refund was received in July 2003.) The Company capitalized $72,000 of interest costs related to construction in progress during 2004 as compared to $323,000 in 2003.

Income tax expense increased by $3,337,000 to $9,256,000 in 2004 as compared to $5,919,000 in 2003. The Company’s effective tax rate was 39.0% in 2004 as compared to 36.5% in 2003. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2004, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Net sales in 2003 increased by 24% to $124,863,000 from $100,671,000 in 2002. The record sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. Specifically, increased sales of the Company’s insecticides, soil fumigants, molluscicides, and plant growth regulators product lines more than offset a decline in sales of the Company’s defoliant and fungicide product lines, resulting in the overall increase in net sales. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impacted net sales.

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

Operating expenses, which are net of other income and expenses, increased by $10,336,000 to $42,332,000 in 2003 from $31,996,000 in 2002. Operating expenses as a percentage of sales were 34% in 2003 as compared to 32% in 2002. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $5,602,000 to $16,278,000 in 2003 from $10,676,000 in 2002. The increase was due primarily to increased variable selling expenses that relate to both increased sales levels and the product mix of sales.

•	General and administrative expenses increased by $1,000,000 to $9,427,000 in 2003 as compared to $8,427,000 in 2002. The increase was due to increases in expenses related to the amortization of intangible assets in connection with new asset acquisitions in 2003 and increased payroll and payroll related costs.

•	Research and product development costs and regulatory registration expenses increased by $2,008,000 to $7,725,000 in 2003 from $5,717,000 in 2002. The increase was a result of increases in costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products (which accounted for approximately 85% of the increase) and increased payroll and payroll related costs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	Freight, delivery and warehousing costs increased $1,726,000 to $8,902,000 in 2003 as compared to $7,176,000 in 2002 due to the increased sales levels.

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

Liquidity and Capital Resources

Operating activities provided $15,410,000 of cash during the year ended December 31, 2004. Net income of $14,477,000, non-cash depreciation and amortization of $5,800,000 and an increase in accrued expenses and other payables of $7,008,000, provided $27,285,000 of cash for operations. Increases in inventories, prepaid expenses and receivables of $10,246,000, $422,000 and $108,000 along with a decline in deferred taxes and accounts payable of $1,053,000 and $46,000, respectively, used $11,875,000 in cash for operating activities.

The Company used $11,066,000 in investing activities in 2004. It invested $8,483,000 in capital expenditures, $2,612,000 in intangible assets while other non-current assets declined by $29,000.

The Company used $4,774,000 in financing activities during 2004. The Company received proceeds from new long-term debt of $21,288,000. Net borrowings under the Company’s fully-secured revolving line of credit declined by $12,200,000. The Company made payments on its debt of $13,023,000, received $637,000 from the issuance of common stock, paid cash dividends of $1,175,000 and purchased treasury stock for $301,000.

On October 7, 2004, the Company executed an Amended and Restated Credit Agreement, with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80,000,000 fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45,000,000 revolving line of credit and a $35,000,000 term loan. These loans bear interest at the prime rate (“Referenced Loans”), or at the Company’s options, a fixed rate of interest offered by the Bank (such as an adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”)). The principal payments of the term loan are payable in equal quarterly installments on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan matures on October 7, 2009 (five years from the closing date) and contain certain covenants as defined in the agreement. The Company had $43,000,000 of availability under its revolving line of credit as of December 31, 2004.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Management continues to believe, that to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing. Accordingly, the Company filed a universal shelf registration statement on Form S-3 with the SEC on February 25, 2005 pursuant to which the Company may issue common and preferred stock, warrants and debt securities from time to time, up to an aggregate offering price of $50,000,000. The terms of any future offering would be established at the time of the offering.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$1,000	$1,000	$—	$—	$—
Note payable to bank	21,580	4,107	8,213	7,213	2,048
Accrued royalty obligations	1,837	1,837	—	—	—
Employment agreement(s)	1,597	683	914	—	—
Operating leases	1,398	278	534	466	120

	$27,412	$7,905	$9,661	$7,679	$2,168

Recently Issued Accounting Guidance

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

Under its bylaws and written indemnification agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Act also includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income”, as defined in the Act or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of the Act, the FASB issued FASB Staff Positions (“FSP”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, and 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”. These FSPs were issued effective as of December 21, 2004. The Company is still assessing the financial statement impact of the Act and these FSPs.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period charges and requires that fixed production overhead be allocated to inventory based on the normal capacity of the production facility. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement replaced SFAS No. 123, “Accounting For Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all share-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The statement is effective for all periods beginning after June 15, 2005. The Company will adopt the statement as of July 1, 2005 and therefore, will incur compensation expenses in the third and fourth quarters of 2005 for any non-vested options granted prior to 2005. The Company is still assessing the financial statement impact of adoption.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

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

The chemical industry in general is cyclical and demands for its products tend to be slightly seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. The end user of some of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products and therefore may reduce our revenues and profitability. There can be no assurance that the Company will adequately address any adverse seasonal effects.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

If the Company is unable to successfully position itself in smaller niche markets, its business may be materially adversely affected.

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

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the EPA registration and re-registration requirements, and are conditionally registered in accordance with the FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased the Company’s operating expenses in such areas as testing and the production of new products. The Company expects such increases to continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. Responding to such requirements may cause delays in the sales of our products which delays would adversely affect our profitability. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the U.S. EPA, there can be no assurance the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company may be subject to environmental liabilities.

The Company, its facilities and its products are subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have a significant impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials in the environment and to comply with governmental regulations relating to protection of the environment. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment.

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

The Company is currently, and may from time to time be, involved in legal and regulatory proceedings. The results of litigation and such proceedings cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

The Company’s future success will depend on its ability to develop additional applications for its products, and to expand its product lines and customer base.

The Company has grown primarily by a strategy of acquiring mature product lines from larger competitors and expanding sales of these products based on new applications and new users. The Company’s success will depend, in part, on its ability to develop additional applications for its products, and to expand its product lines and customer base in a highly competitive market. There can be no assurance that the Company will be successful in adequately addressing these development needs on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies (e.g., genetic engineering) developed by others will not render the Company’s products

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

noncompetitive or obsolete which would have a material adverse effect on its financial and operating results. Many of the mature product lines the Company has acquired from larger competitors were divested as a result of a mergers involving such large competitors.

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

As of March 11, 2005, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 16% and 12%, respectively, of the Company’s common stock. These stockholders as a group will be able to influence substantially the Company’s Board of Directors and thus its management and affairs. If acting together, they would be able to influence most matters requiring the approval by the Company’s stockholders, including the election of directors, any merger, consolidation or

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

sale of all or substantially all of the Company’s assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control if opposed by these stockholders irrespective of whether the proposed transaction is at a premium price or otherwise beneficial to the Company’s stockholders as a whole.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the American Stock Exchange rules, will require the Company to expend significant resources. The Company is committed to maintaining the highest standards of corporate governance and public disclosure. As a result, the Company will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased expenses and a diversion of management time and attention from revenue-generating activities.

The impact of FAS 123(R) may require recognition of significant financial expense for stock options.

FAS 123(R), as published by the Financial Accounting Standards Board, will require the Company, as a public company, to recognize in its financial statements an expense for stock options that are granted and become exercisable after June 15, 2005. The Company is in the process of determining the level and impact of such recognition. If the level is high, it could have a significant adverse effect on the Company’s financial results as reported in its financial statements.

Note On Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements relate to future periods and include descriptions of our plans, objectives, and underlying assumptions for future operations, our market opportunities, our acquisition opportunities, and our ability to compete. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results to differ materially. For information on these risks and uncertainties, see the “Risk Factors” in this report. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. Forward-looking statements are made only as of the date of this report.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. At December 31, 2004, the Company’s outstanding indebtedness on the line of credit was $2,000,000. A 1% change in the reference rate during 2004 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $194,000. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2004 the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed at PART IV, Item 15, Exhibits, Financial Statement Schedules.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2004, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors as to the fair, reliable and timely preparation and presentation of consolidated financial statements filed with the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2004, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2004 and that report is included herein.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of American Vanguard Corporation

Newport Beach, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Vanguard Corporation (AMVAC) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMVAC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of AMVAC’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AMVAC maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMVAC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation, as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of AMVAC and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN LLP

Los Angeles, California

March 3, 2005

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft	81	Co-Chairman
Glenn A. Wintemute	80	Co-Chairman
Eric G. Wintemute	49	Director, President and Chief Executive Officer
Jay R. Harris (1)(2)	70	Director
John B. Miles (2)(3)	61	Director
Carl R. Soderlind (1)(2)(3)	71	Director
Irving J. Thau (1)(3)	65	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Irving J. Thau has served as a director since September 2003. From 1962 to 1995, he held various positions with Ernst & Young LLP, where his primary responsibilities were directing and providing accounting, auditing, and business advisory services to publicly held and privately owned organizations. He was admitted to partnership in 1974, and most recently served as Ernst & Young’s West Region Director of Financial Advisory Services. In 1995, Mr. Thau founded Thau and Associates, Inc., a financial consulting company of which he

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

currently serves as President. Mr. Thau is also a director and Chairman of the Audit Committee of American Home Mortgage Investment Corp. The Company’s Board of Directors has determined that Mr. Thau is independent under applicable rules and regulations currently prescribed by the SEC and applicable rules and listing standards of the American Stock Exchange. The Company’s Board of Directors has also determined the Mr. Thau is the Audit Committee financial expert within the meaning of applicable SEC rules and regulations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2004 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

Code of Ethics

The Company has adopted a code of ethics, the American Vanguard Corporation Code of Conduct and Ethics (the “Code of Ethics”), that applies to all employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on the Company’s Internet website, www.american-vanguard.com. Any amendment to, or waiver from, the Code of Ethics will be posted on the Company’s website within five business days following the date of the amendment or waiver.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2004, 2003 and 2002 paid or awarded by the Company and its subsidiaries to the its Chief Executive Officer and certain highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Long-Term Compensation
		Annual Compensation(1)			Awards			Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Eric G. Wintemute President and Chief Executive Officer	2004 2003 2002	652,649 620,293 532,518	— — —	— — —	— — —	— — —	— — —	6,880 6,140 5,380	(2) (2) (2)

James A. Barry Sr. V.P., CFO & Secretary/Treasurer	2004 2003 2002	255,159 226,242 210,542	— — —	— — —	— — —	— — —	— — —	6,880 5,563 5,380	(2) (2) (2)

Mark H. Blincoe V.P., CAO (4)	2004 2003 2002	102,338 — —	— — —	— — —	— — —	— — —	— — —	1,777 — —	(2)

Glen D. Johnson Sr. Vice President of AMVAC	2004 2003 2002	319,109 285,966 246,356	— — —	— — —	— — —	— — —	— — —	4,013 2,515 260	(2) (2) (2)

Christopher K. Hildreth (5) Sr. Vice President of AMVAC	2004 2003 2002	289,150 199,778 —	— — —	— — —	— — —	— — —	— — —	6,348 3,434 —	(2) (2) (2)

Robert F. Gilbane President of GemChem	2004 2003 2002	255,242 237,242 226,143	— — —	— — —	— — —	— — —	— — —	8,167 6,140 5,380	(2) (2) (2)

(1)	No executive officer enjoys perquisites that exceed the lesser of $50,000, or 10% of such officer’s salary.

(2)	These amounts represent the Company’s contribution to the Company’s Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

(3)	Included in salary column.

(4)	Mr. Blincoe joined the Company as Vice President and Chief Administrative Officer in June 2004.

(5)	Mr. Hildreth joined AMVAC Chemical Corporation as Senior Vice President in February, 2003.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2004, with respect to options to purchase Common Stock of American Vanguard Corporation. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end closing price of the Common Stock. The closing price of the Common Stock on December 31, 2004, the last trading day of American Vanguard’s fiscal year, was $36.78 per share.

AGGREGATED OPTION/SAR EXERCISES IN 2004

AND FY-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)	(e)
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fy-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fy-End ($) Exercisable/ Unexercisable
Eric G. Wintemute	—	—	67,500/101,250	1,821,825/2,732,738
James A. Barry	—	—	34,500/37,500	977,625/ 921,765
Mark H. Blincoe	—	—	2,500/10,000	5,700/22,800
Glen D. Johnson	91,452	3,160,581	4,500/18,000	68,310/273,240
Christopher K. Hildreth	—	—	45,000/22,500	1,228,950/614,475
Robert F. Gilbane	—	—	21,000/24,000	622,980/567,120

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2004, consisted of Messrs. Carl R. Soderlind, Jay R. Harris and John B. Miles. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company’s shareholders.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 11, 2005, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Registrant believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Co-Chairman	Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	1,416,148(1)	15.5%

Co-Chairman	Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,092,608(2)	12.0%

	St. Denis J. Villere & Company 210 Baronne Street New Orleans, LA 70112	815,628	9.0%

	T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	792,125	9.1%

Director, President & CEO	Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	505,330(3)	5.5%

Director	Jay R. Harris 4695 MacArthur Court Newport Beach, CA 92660	442,767(4)	4.9%

	Goldsmith & Harris et. al. 80 Pine Street New York, NY 10005	338,682(5)	3.7%

President (GEMCHEM)	Bob Gilbane 4695 MacArthur Court Newport Beach, CA 92660	193,929(6)	2.1%

Senior Vice President (AMVAC)	Glen D. Johnson 4695 MacArthur Court Newport Beach, CA 92660	54,352(7)	—(1	4)

Senior Vice President (AMVAC)	Christopher K. Hildreth 4695 MacArthur Court Newport Beach, CA 92660	45,642(8)	—(1	4)

Sr. V.P., CFO & Secretary/Treasurer	James A. Barry 4695 MacArthur Court Newport Beach, CA 92660	36,566(9)	—(1	4)

Director	Carl R. Soderlind 4695 MacArthur Court Newport Beach, CA 92660	34,724(10)	—(1	4)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Director	John B. Miles 4695 MacArthur Court Newport Beach, CA 92660	28,933(11)	—(14)

Director	Irving J. Thau 4695 MacArthur Court Newport Beach, CA 92660	12,705(12)	—(14)

V.P. & CAO	Mark H. Blincoe 4695 MacArthur Court Newport Beach, CA 92660	2,500(13)	—(14)

Directors and Officers as a group (15)		3,938,272	41.8%

(1)	Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 5,188 shares held in an Individual Retirement Account. This figure includes 10,890 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(2)	This figure includes 10,890 shares of Common Stock Mr. Glenn Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(3)	This figure includes 101,250 shares of Common Stock Mr. Eric Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 52,260 shares of Common Stock owned by Mr. Wintemute’s minor children for which Mr. Wintemute is a trustee and disclaims beneficial ownership.

(4)	This figure includes 7,260 shares of Common Stock Mr. Harris is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(5)	This figure does not include shares beneficially owned by Jay Harris. Mr. Harris shares with Goldsmith & Harris et. al. the power to direct the disposition of 442,767 shares of the security.

(6)	This figure includes 21,000 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7)	This figure represents 4,500 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8)	This figure represents 45,000 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9)	This figure includes 34,500 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(10)	This figure represents 3,630 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(11)	This figure represents 18,150 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(12)	This figure represents 12,705 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(13)	This figure represents 2,500 shares of Common Stock Mr. Blincoe is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(14)	Under 1% of class.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John B. Miles, a Director of the Company, is also a partner in the law firm of McDermott, Will & Emery which provides legal services to the Company.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of American Vanguard Corporation appointed and the stockholders ratified BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for the year ended December 31, 2004.

Aggregate fees for professional services rendered to the Company by BDO for the years ended December 31, 2004 and 2003, were (in thousands):

	2004	2003
Audit	$251	$187
Audit related	—	25
Tax	94	81

	$345	$293

Audit fees for 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, timely reviews of quarterly financial statements, consents, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees for 2003 were primarily for assurance services, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.

Tax fees for 2004 and 2003 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with and representation in tax audits, advice related to acquisitions, and requests for technical advice from tax authorities.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) Index to Consolidated Financial Statements and Supplementary Data:

(b)	Reports on Form 8-K

Date of the Report: October 7, 2004

Description: On October 7, 2004 American Vanguard Corporation issued a press release announcing that American Vanguard Corporation executed an Amended and Restated Credit Agreement with a syndicate of commercial lenders.

Date of the Report: November 3, 2004

Description: On November 3, 2004 American Vanguard Corporation issued a press release announcing its financial results for the three and nine months ended September 30, 2004. This Report on Form 8-K was furnished under Item 2.02.

Date of the Report: December 6, 2004

Description: On December 6, 2004 American Vanguard Corporation issued a press release announcing that its wholly-owned subsidiary, Amvac Chemical Corporation, entered into an agreement with Bayer CropScience LP., an affiliate of Bayer AG, to market, sell and distribute Bolster 15G.

Date of the Report: December 15, 2004

Description: On December 15, 2004 American Vanguard Corporation issued a press release announcing that its wholly-owned subsidiary, Amvac Chemical Corporation, licensed the trade name Nuvan® to Syngenta India Limited, a business unit of Syngenta Crop Protection AG.

(c)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 69 are filed as part of this annual report.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION (Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ JAMES A. BARRY
	Eric G. Wintemute		James A. Barry
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer and Secretary/Treasurer

	March 15, 2005		March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft		Glenn A. Wintemute
	Co-Chairman		Co-Chairman

	March 15, 2005		March 15, 2005

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles		Carl R. Soderlind
	Director		Director

	March 15, 2005		March 15, 2005

By:	/s/ JAY R. HARRIS	By:	/s/ IRVING J. THAU
	Jay R. Harris		Irving J. Thau
	Director		Director

	March 15, 2005		March 15, 2005

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2004 and 2003, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2004 and 2003, and the results of its operations and cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Vanguard Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 3, 2005

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in thousands, except share and per share data)

	2004	2003
Assets (note 2)
Current assets:
Cash	$457	$887
Receivables:
Trade	27,773	27,803
Other	532	394

	28,305	28,197

Inventories	43,635	33,389
Prepaid expenses	1,479	1,057
Deferred tax asset (note 4)	140	140

Total current assets	74,016	63,670
Property, plant and equipment, net (note 1)	26,118	21,677
Land held for development	211	211
Intangible assets	21,161	20,307
Other assets	840	869

	$122,346	$106,734

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 2)	$5,107	$6,374
Accounts payable	12,984	13,030
Accrued program costs	10,335	6,763
Accrued expenses and other payables	5,791	3,778
Accrued royalty obligations (notes 7 and 8)	1,837	1,521
Income taxes payable	1,687	580

Total current liabilities	37,741	32,046
Long-term debt, excluding current installments (note 2)	19,474	22,142
Deferred income taxes (note 3)	1,159	2,212

Total liabilities	58,374	56,400

Commitments and contingent liabilities (notes 2, 5, 7 and 9)
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 9,931,144 shares in 2004 and 9,764,415 shares in 2003	993	976
Additional paid-in capital	10,553	9,933
Accumulated other comprehensive loss	(207)	(207)
Retained earnings	55,378	42,076

	66,717	52,778
Less treasury stock, at cost, 835,049 shares in 2004 and 824,881 shares in 2003	(2,745)	(2,444)

Total stockholders’ equity	63,972	50,334

	$122,346	$106,734

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share and per share data)

	2004	2003	2002
Net sales (note 6)	$150,855	$124,863	$100,671
Cost of sales	78,597	65,989	56,796

Gross profit	72,258	58,874	43,875
Operating expenses (note 11)	47,300	42,332	31,996

Operating income	24,958	16,542	11,879
Interest expense	1,310	986	973
Interest income	(13)	(303)	(25)
Interest capitalized	(72)	(323)	(347)

Income before income taxes	23,733	16,182	11,278
Income taxes (note 3)	9,256	5,919	4,229

Net income	$14,477	$10,263	$7,049

Earnings per common share—basic	$1.61	$1.16	$0.81

Earnings per common share—assuming dilution	$1.51	$1.10	$0.78

Weighted average shares outstanding	8,981,698	8,811,303	8,670,301

Weighted average shares outstanding—assuming dilution	9,583,725	9,314,253	9,091,785

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, January 1, 2002	9,360,000	$936	$8,694	$26,170	$—	—	763,444	$(1,842)	$33,958
Stocks issued under ESPP	36,661	4	170	—	—	—	—	—	174
Cash dividends on common stock ($0.069 per share)	—	—	—	(599)	—	—	—	—	(599)
Foreign currency translation adjustment, net	—	—	—	—	(272)	(272)	—	—	(272)
Treasury stock acquired	—	—	—	—	—	—	46,305	(394)	(394)
Stock options exercised	138,889	14	313	—	—	—	—	—	327
Net income	—	—	—	7,049	—	7,049	—	—	7,049

Total comprehensive income	—	—	—	—	—	$6,777	—	—	—

Balance, December 31, 2002	9,535,550	954	9,177	32,620	(272)	—	809,881	(2,236)	40,243
Stocks issued under ESPP	19,956	2	359	—	—	—	—	—	361
Cash dividends on common stock ($0.091 per share)	—	—	—	(807)	—	—	—	—	(807)
Foreign currency translation adjustment, net	—	—	—	—	65	65	—	—	65
Treasury stock acquired	—	—	—	—	—	—	15,000	(208)	(208)
Stock options exercised	208,909	20	397	—	—	—	—	—	417
Net income	—	—	—	10,263	—	10,263	—	—	10,263

Total comprehensive income	—	—	—	—	—	$10,328	—	—	—

Balance, December 31, 2003	9,764,415	976	9,933	42,076	(207)	—	824,881	(2,444)	50,334
Stocks issued under ESPP	8,438	1	187	—	—	—	—	—	188
Cash dividends on common stock ($0.13 per share)	—	—	—	(1,175)	—	—	—	—	(1,175)
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	10,168	(301)	(301)
Stock options exercised	158,291	16	433	—	—	—	—	—	449
Net income	—	—	—	14,477	—	14,477	—	—	14,477

Total comprehensive income						$14,477

Balance, December 31, 2004	9,931,144	$993	$10,553	$55,378	$(207)	—	835,049	$(2,745)	$63,972

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$14,477	$10,263	$7,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,042	2,755	1,392
Amortization of other assets	1,758	1,298	945
Deferred income taxes	(1,053)	833	1,108
Changes in assets and liabilities associated with operations:
(Increase) decrease in receivables	(108)	(11,003)	(79)
Decrease (increase) in inventories	(10,246)	(12,161)	2,802
(Increase) decrease in prepaid expenses	(422)	(187)	276
Increase (decrease) in accounts payable	(46)	7,872	(4,241)
Increase (decrease) in other payables and accrued expenses	7,008	4,754	(1,093)

Net cash provided by operating activities	15,410	4,424	8,159

Cash flows from investing activities:
Capital expenditures	(8,483)	(4,448)	(7,978)
Acquisitions of intangible assets	(2,612)	(5,926)	(1,774)
Other noncurrent assets	29	(267)	(69)

Net cash used in investing activities	(11,066)	(10,641)	(9,821)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(12,200)	6,200	(4,200)
Proceeds from issuance of long-term debt	12,065	—	10,000
Payments on long-term debt and capital lease obligations	(3,800)	(2,199)	(952)
Exercise of common stock options and sale of stock under ESSP	637	778	501
Purchase of treasury stock	(301)	(208)	(394)
Payment of cash dividends	(1,175)	(807)	(599)

Net cash provided by (used in) financing activities	(4,774)	3,764	4,356

Net increase (decrease) in cash	(430)	(2,453)	2,694
Cash at beginning of year	887	3,275	853
Effect of exchange rate changes on cash	—	65	(272)

Cash at end of year	$457	$887	$3,275

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,090	$996	$879

Income taxes	$9,402	$3,620	$4,731

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

On September 14, 2004, the Company announced that the Board of Directors declared a cash dividend of $.05 per share which was distributed on October 15, 2004 to stockholders of record as of October 1, 2004.

On March 16, 2004, the Company announced that the Board of Directors declared a cash dividend of $.12 per share ($.08) as adjusted for a 3 for 2 stock split) as well as a 3 for 2 stock split. Both the cash dividend and stock split were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s common stock on March 26, 2004.

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

Years Ended December 31, 2004, 2003 and 2002

Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufactures and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of American Vanguard Corporation (“Company”) and its subsidiaries AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd., (“Chemical UK”) and Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”), and Environmental Mediation, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2004	2003	2002
Net sales:
Crop	$122,498	$104,895	$79,271
Non-crop	28,357	19,968	21,400

	$150,855	$124,863	$100,671

The Company’s subsidiary, GemChem, Inc., procures certain raw materials used in the Company’s manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products.

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company’s performance on a quarterly basis (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and were $703 in 2004, $1,207 in 2003 and $570 in 2002.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $9,676 in 2004, $8,902 in 2003 and $7,176 in 2002.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventories consist of the following:

	2004	2003
Finished products	$39,244	$30,159
Raw materials	4,391	3,230

	$43,635	$33,389

Long-lived Assets

The carrying values of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. Substantially all of the Company’s long-lived assets are held domestically. There was no impairment for the years ended December 31, 2004, 2003 and 2002.

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company is required to classify certain payments to its customers as a reduction of sales. The Company engages in various customer programs. The Company accounts for these programs as operating expenses or as a reduction in sales in accordance with EITF 01-9.

Property, Plant and Equipment and Depreciation

Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, and construction projects and significant improvements to existing plant and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had total comprehensive income of $14,477, $10,328 and $6,777 for the years ended December 31, 2004, 2003 and 2002, respectively, which include foreign currency gain (loss) of $0, $65 and $(272) for the years ended December 31, 2004, 2003 and 2002, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	2004	2003	2002
Numerator:
Net income	$14,477	$10,263	$7,049

Denominator:
Weighted averages shares outstanding	8,981,698	8,811,303	8,670,301
Assumed exercise of stock options	602,027	502,950	421,484

	9,583,725	9,314,253	9,091,785

The effect of options to purchase 34,280, 151,575 and 126,563 shares for the years ended December 31, 2004, 2003 and 2002 were excluded from the computation of earnings per dilutive share. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year’s presentation.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company’s net income and income per share for the years ended December 31, 2004, 2003 and 2002 would have been adjusted to the pro forma amounts presented:

	2004	2003	2002
Net income attributable to common stockholders	$14,477	$10,263	$7,049
Stock-based employee compensation expense included in reported net income, net of related tax effects	$-0-	$-0-	$-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(600)	$(446)	$(142)

Pro forma	$13,877	$9,817	$6,907

Earnings per common share	$1.61	$1.16	$0.81
Pro forma	$1.55	$1.14	$0.81
Earnings per common share—assuming dilution, as reported	$1.51	$1.10	$0.78
Pro forma	$1.45	$1.08	$0.78

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumptions for grants in 2004, 2003 and 2002; expected life of options was one to five years, expected volatility of 38%, 43% and 47%, risk-free interest rate of 3.6%, 3.0% and 4.3% and a .26% dividend yield. The weighted average fair value on the date of grants for options granted during 2004, 2003 and 2002 was $11.61, $9.31 and $3.48 per option, respectively.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Guidance

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

Under its bylaws, and written indemnification agreements, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business (typically customers). Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The indemnification provisions may survive the termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Act also includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income”, as defined in the Act or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of the Act, the FASB issued FASB Staff Positions (“FSP”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, and 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”. These FSPs were issued effective as of December 21, 2004. The Company is still assessing the financial statement impact of the Act and these FSPs.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 and clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as period charges and requires that fixed production overhead be allocated to inventory based on the normal capacity of the production facility. SFAS No. 151 is

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement replaced SFAS No. 123, “Accounting For Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all share-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The statement is effective for all periods beginning after June 15, 2005. The Company will adopt the statement as of July 1, 2005 and therefore, will incur compensation expenses in the third and fourth quarters of 2005 for any non-vested options granted prior to 2005. The Company is still assessing the financial statement impact of adoption.

(1)	Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consists of the following:

	2004	2003	Estimated useful lives
Land	$2,441	$2,441
Buildings and improvements	5,105	4,903	10 to 30 years
Machinery and equipment	44,772	39,273	3 to 15 years
Office furniture, fixtures and equipment	3,378	2,882	3 to 10 years
Automotive equipment	209	124	3 to 6 years
Construction in progress	3,999	1,798

	59,904	51,421
Less accumulated depreciation	33,786	29,744

	$26,118	$21,677

The Company began the re-commissioning phase during the third quarter of 2001 of the Axis, Alabama manufacturing facility it acquired in May 2001 from E.I. Du Pont de Nemours. The Company began the commissioning phase of this facility during the third quarter of 2001 and this facility was placed in service in May 2003. As of December 31, 2003, all costs related to the re-commissioning of the Axis, Alabama manufacturing facility have been placed into service and depreciation over their estimated useful lives has commenced.

(2)	Long-Term Debt

Long-term debt of the Company at December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Note payable, secured by certain real property, payable in monthly installments of $9, plus interest at prime (4.75% as of December 31, 2004) plus 2% with remaining unpaid principal due April 30, 2012 (a)	$2,581	$1,391
Term loan, secured by personal property, payable in quarterly installments of $1,000 plus interest at prime (4.75% as of December 31, 2004) with remaining unpaid principal due October 7, 2009 (b)	19,000	8,125
Revolving line of credit (b)	2,000	14,200
Obligations under product acquisition agreements	1,000	4,800

	24,581	28,516
Less current installments	5,107	6,374

	$19,474	$22,142

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate principal payments on long-term debt, excluding the revolving line of credit, mature as follows:

2005	$5,107
2006	4,108
2007	4,108
2008	4,108
2009	3,108
Thereafter	2,042

$22,581

(a)	This note payable, secured by certain real property, was refinanced effective March 19, 2004 (new financed amount of $2,660). The new loan bears interest at prime, or at the Company’s option, at a fixed rate of interest offered by the bank. The new monthly installments, effective April 2004, are $9, plus interest. The Company will make principal plus interest payments over a seven-year term of the loan (loan matures April 1, 2011), based on a twenty-five-year amortization schedule. The proceeds from the loan, were used to payoff this maturing term loan and repay bank debt (fully-secured revolving line).
(b)	In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80,000 fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45,000 revolving line of credit and a $35,000 term loan. These loans bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”)). The principal payments of the term loan are payable in equal quarterly installments of $1,000 on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan both mature on October 7, 2009 (five years from the closing date) and contain certain covenants (with which the Company is in compliance) as defined in the agreement. The Company had $43,000,000 of availability under its revolving line of credit as of December 31, 2004.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2004 and 2003 was $19,400 and $12,800. The weighted average interest rate during the years ended December 31, 2004 and 2003 was 3.40% and 3.45%.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Income Taxes

The components of income tax expense are:

	2004	2003	2002
Current:
Federal	$8,391	$4,049	$2,846
State	1,918	1,185	282
Deferred:
Federal	(959)	613	964
State	(94)	72	137

	$9,256	$5,919	$4,229

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense as a result of the following:

	2004	2003	2002
Computed tax provision at statutory Federal rates	$8,307	$5,648	$3,834
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	1,241	322	491
Other expenses	(292)	28	(6)
Benefit of tax credits	—	(79)	(90)

	$9,256	$5,919	$4,229

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2004 and 2003 relate to the following:

	2004	2003
Current:
Inventories	$953	$543
State income taxes	410	372
Vacation pay accrual	161	143
Other	(93)	(79)

Net deferred tax asset	1,431	979

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(2,450)	(3,051)

Net deferred tax liability	(2,450)	(3,051)

Total net deferred tax liability	$(1,019)	$(2,072)

The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Litigation and Environmental

DBCP LAWSUITS

A.	Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with 1,2-dibromo-3-chloropropane (“DBCP”) in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. While the suit could only include damages that had incurred by the time of the scheduled trial date of October 18, 1999, future suits could be filed as a well became contaminated. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). [As to matters independent of indemnity issues, the Company recovered four hundred thousand dollars ($400,000) from one of its insurers.] The settlement agreement obligates the defendants to pay for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The defendants are also obligated to pay between ninety and one-hundred percent for the cost of the installation of filtration devices on other wells that may exceed the defined maximum contaminant level in the next forty years. The number of future wells needing remediation could be less than six or more than that amount, however, the maximum number of wells subject to remediation under the agreement is fifty. AMVAC’s share of the ongoing operation and maintenance charges and installation of additional devices on other wells is seventeen and one-half percent. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. AMVAC will pay seventeen and one-half percent of the annual cost of the letter of credit (which does not have a material impact on the Company’s financial statements) directly to Dow Chemical. On June 10, 2004, AMVAC was notified that the plaintiff had completed conversion of the H’Poko wells from a temporary to a permanent filtration facility. After credits of approximately eight hundred thousand dollars ($800,000) from the settlement were deducted from the one million eight hundred thousand dollars ($1,800,000) cost of a two-vessel system, the claim to the defendants was one million dollars ($1,000,000). The cost of the temporary facility was included in the original settlement. On January 21, 2005, defendants were notified that the claim by the plaintiff would be submitted in approximately sixty days. AMVAC’s share of the permanent filtration system will be one hundred and seventy-five thousand dollars ($175,000) which has been accrued for/reserved by the Company. Thus far, no additional wells have been remediated nor have there been ongoing operation and maintenance charges.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs” allege sterility and other injuries. (The plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last seven years, the focus of the case has been on procedural issues. The defendants moved to dismiss under the doctrine of forum non conveniens. Under this doctrine, the foreign plaintiffs would have to sue in their own countries rather than using the United States courts. The plaintiffs wish to keep the cases in the United States and have them remanded to state court. The plaintiffs also contend that the federal court does not have jurisdiction. In September 1998, the court granted defendants’ motion to dismiss based on the grounds of forum non conveniens. A number of conditions were imposed including consent to jurisdiction in the four foreign countries for the ten named plaintiffs, use of discovery taken in the United States, the requirement that the plaintiffs file suits in their home countries by December 9, 1998, and the agreement by defendants to pay any judgment, if any, that might be entered in the foreign countries. The court order also provided that the plaintiffs could return to the United States if the foreign countries refused to accept jurisdiction. The court then dismissed the case on March 8, 1999. The plaintiffs subsequently appealed to the Ninth Circuit Court of Appeal. The Ninth Circuit issued its decision on May 30, 2001, holding that the federal court did not have jurisdiction. A petition for writ of certiorari (a writ of a superior court to call up the records of an inferior court or quasi-judicial body) was filed in United States Supreme Court on October 5, 2001 and the United States Supreme Court subsequently granted a hearing. Oral argument was held on January 22, 2003. On April 22, 2003, the United States Supreme Court issued its decision in favor of the plaintiffs, holding there was no jurisdiction in federal court. This vacates the order dismissing the case under the forum non conveniens doctrine. One September 5, 2003, the U.S. District Court in Honolulu issued an order that the case will be remanded to state court unless there is an objection filed by September 18, 2003. As the U.S. Supreme Court has issued its final decision on the lack of federal court jurisdiction, the case will be remanded to state. Once the case reaches state court, the defendants will have to decide whether they will file a motion to dismiss under forum non conveniens pursuant to state court procedures. No activity took place on this case throughout 2004 or to date as apparently, the suit has not been officially received in the state court upon remand. The plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries by December 9, 1998, alleging in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously.

On or about October 1, 2003, the Company was indirectly advised of a possible claim for ground water contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with DBCP and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Pine, Maui Pineapple Company (collectively, “Maui Pine”), The Dow Chemical Company, Dow AgroSciences, LLC (collectively, “Dow”), Occidental Petroleum Corporation, Occidental Chemical Corporation (collectively, “Occidental”), Shell Oil Company, Shell Chemical Company (collectively, “Shell”), American

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. (collectively “Brewer”). On or about October 17, 2003, all parties agreed to a tolling of the applicable statute of limitations in order to enter into mediation proceedings. The Company has been advised that the total claim could approximate four million dollars ($4,000,000), inclusive of future expenses for operations and maintenance of filtration devices on the wells. The parties met with an independent mediator on January 14 and 15, 2004 to discuss this claim. On January 15, 2004, the Company reached a settlement with HWSC for fifty-five thousand dollars ($55,000.00), contingent upon obtaining a court order approving the settlement as one made in good faith. The settlement includes future expenses for operations and maintenance. As not all parties settled at the mediation, HWSC filed suit in the Circuit Court of the Second Circuit, State of Hawaii on February 1, 2004. The non-settling parties subsequently removed the case to federal court, which has delayed the filing of motions in state court to approve the settlement as one made in good faith. The case was remanded to state court on January 7, 2005. With the case back in state court, a motion for approval of the good faith settlement will be made. Once the court approves the settlement, the fifty-five thousand dollars ($55,000) will be paid to HWSC to conclude AMVAC’s involvement.

B.	Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are entitled Edgar Arroyo-Gonzalez v. Coahoma Chemical Co., Inc., et al, Amilcar Belteton-Rivera v. Coahoma Chemical Co., Inc., et al, Eulogio Garzon-Larreategui v. Coahoma Chemical Co., Inc., et al, Valentin Valdez v. Coahoma Chemical Co., Inc., et al and Carlos Nicanor Espinola-E v. Coahoma Chemical Co., Inc., et al. Other named defendants are: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases have been removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. Unlike the Patrickson case, the court did not establish detailed procedures or deadlines for the filing of suits in the foreign countries by the five plaintiffs. Defendants have learned that plaintiff Valentin Valdez has filed a suit in Panama, but they have not been served. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000) was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. A deposition of the plaintiff Espinola was scheduled but was never taken. The federal court then ordered remand to state court. The attorneys for Dow Chemical Co. filed a motion for reconsideration, explaining that the plaintiffs attorneys did not produce their client for deposition. This motion is still pending. No activity took place on this matter throughout 2004 or to date. No discovery has taken place on the individual claims of these plaintiffs. If the Espinola case is tried in Mississippi state court, the maximum recovery is fifty thousand dollars ($50,000). Without discovery, it is unknown whether any of the plaintiffs were exposed to the Company’s product or what statute of limitation defense may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. Amvac Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) The complaints allege personal injuries from alleged exposure to DBCP (punitive damages are also sought). The plaintiffs (approximately three thousand nine hundred) are primarily from the countries of the Philippines, Costa Rica, Ecuador and Guatemala. In November 1999, the cases were removed to the United States District Court for the Eastern District of Louisiana. The plaintiffs filed a motion to remand the cases back to the state court in December 1999. In February 2000, the plaintiffs’ attorneys withdrew their motion to remand the cases to state court without prejudice, stating that they would wait for an appellate court determination on similar issues in the Mississippi and Texas cases. Dow Chemical Company, Shell Oil Company and Occidental Chemical Corporation contend that the vast majority of these plaintiffs were included in the settlement of some fifteen thousand plaintiffs mentioned in the Delgado and Carcamo matters discussed below. In September 2002, the plaintiffs’ attorneys finally evaluated their list of plaintiffs who had settled previously. They agreed that the plaintiffs who settled with Dow Chemical Company, Shell Oil Company, and Occidental Chemical Corporation were now only proceeding against the grower defendants. The plaintiffs who had not settled previously would continue with the suit against all defendants, including AMVAC. Thus, out of the approximately three thousand nine-hundred plaintiffs, about three hundred and fourteen are left (one hundred and sixty-seven are from Ecuador, one hundred and two are from Costa Rica and forty-five are from Guatemala). The plaintiffs filed a consolidated third amended complaint in October 2002 with Soriano as the lead case. Each plaintiff seeks in excess of the minimum jurisdiction of federal court for diversity of citizenship cases, seventy-five thousand dollars ($75,000). AMVAC has answered the third amended complaint. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge issued an order to the parties in April 2003 as to why the cases should not be remanded to state court. The defendants argued that there was still federal court jurisdiction because of diversity of citizenship, but this diversity did not exist at the time the suites were originally filed in 1996 and accordingly, the court remanded the cases to state court in June 2003. In state court, the three cases were assigned to two different judges. The defendants considered filing another motion to dismiss based on forum non conveniens. In Louisiana, all defendants must join in making such a motion. By this time, unfavorable anti-forum non conveniens laws had passed or were pending in several of the countries where the plaintiffs resided. Several of the defendants were against consenting to jurisdiction in those countries, which is a condition required by an order of dismissal under forum non conveniens. As a result, these cases will now be litigated in state court in Louisiana. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. No activity took place on this matter throughout 2004 or to date. As in the other banana worker’s cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

D.	Texas Matters

These matters involve an earlier round of litigation by foreign banana workers. The complaints filed in the United States Court of Appeals, Fifth Circuit entitled Franklin Rodriquez Delgado, et al., Jorge Colindres

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carcamo, individually and on behalf of all other similarly situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the plaintiffs but was sued on a third party complaint by Dow Chemical Company. These cases were originally filed in various state courts in Texas and removed by the defendants to federal court. By order dated July 11, 1995, the United States District Court granted defendants’ motion to dismiss pursuant to the doctrine of forum non conveniens, requiring the plaintiffs to sue in their native countries. The court required the defendants to consent to jurisdiction in the foreign countries along with other conditions. As AMVAC had not been sued by the plaintiffs directly, it refused to consent to jurisdiction in the foreign countries for these plaintiffs. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company and Shell Oil Company settled with these plaintiffs as well as with about fifteen thousand other banana workers represented by the plaintiffs’ law firm (not the firm representing the Patrickson and Mississippi plaintiffs). Dow Chemical Company was then dismissed by the plaintiffs with prejudice in September 1997. Two intervenors (who are represented by the same attorneys as the plaintiffs in the Patrickson and Mississippi cases) have filed a motion in opposition to this dismissal. The plaintiffs appealed to the Fifth Circuit on the order of dismissal under forum non conveniens. In October 2000, the Fifth Circuit found federal court jurisdiction and affirmed the dismissals based on forum non conveniens. The United States Supreme Court refused to accept a hearing at that time. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the grower defendants. These remaining claims are apparently now being remanded to state courts in Texas.

E.	Nicaragua Matters

In March 2004, twenty-five plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana plantations in their home country. The complaint is entitled Tellez et al v. Dole Food Company, Inc. et al. The named defendants are: Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, and AMVAC. American Vanguard Corporation is not named as a defendant. Punitive damages are also sought against all defendants. The plaintiffs claim personal injuries for sterility, reduced sperm counts and other reproductive injuries. They claim exposure from working on banana plantations in Nicaragua from dermal contact with DBCP, inhalation of vapors, and from drinking water allegedly contaminated with DBCP. AMVAC was served with the complaint on April 12, 2004 and filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. The case was subsequently remanded to state court. On September 2, 2004, the plaintiffs were permitted to file an amended complaint that dropped seven plaintiffs and added eighteen others, for a total of thirty-six plaintiffs. To date, the parties have worked on a comprehensive case management order that would permit obtaining plaintiffs’ medical records in Nicaragua and starting depositions of eighteen of the plaintiffs in Los Angeles and independent medical examination scheduled to take place in May 2005. At a status conference on February 9, 2005, a trial date for July 17, 2006 was scheduled. No discovery has yet taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the thirty-six plaintiffs, if any, actually claim exposure to AMVAC’s product, the nature and extent of their injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

In January 2003, three new cases were filed in Nicaragua. This time defendants besides Dow Chemical Company, Shell Oil Company and Dole Food were sued, including AMVAC, Occidental Chemical Corporation, Del Monte Fresh Produce, Chiquita Brands, Ameribrom and three Chevron entities. It is reported that these plaintiffs claim damages for sterility and that there are approximately three hundred and fifty plaintiffs named in

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these three cases. It has also been reported that a suit seeking damages for personal injuries based on alleged exposure to DBCP in groundwater has been filed in Nicaragua. AMVAC has not been served to date and has not seen the complaints. AMVAC disputes that the Nicaraguan courts have jurisdiction over it. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

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

Environmental

During 2004, AMVAC continued activities to address environmental issues associated with its facility (the Facility) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted in 2003 and 2004 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in late 2005. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(5)	Employee Deferred Compensation Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute up to an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $385, $328 and $301 in 2004, 2003 and 2002. Effective January 1, 2005, the Company will match 100% of the elective deferrals of all eligible participants up to a maximum of 5% of compensation.

(6)	Major Customers and Export Sales

In 2004 there were three companies that accounted for 18%, 12% and 11% of the Company’s consolidated sales. In 2003 there were two companies that accounted for 11% each of the Company’s consolidated sales. In 2002 there were three companies that accounted for 22%, 12% and 10% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 15%, 12% and 11% of the Company’s receivables as of December 31, 2004. Two customers accounted for 13% of the Company’s receivables as of December 31, 2003. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales were $10,265, $8,943 and $7,470 for 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, sales to Mexico and Canada accounted for more than 10% of foreign sales, with sales of $1,818 to Mexico and $1,991 to Canada in 2004. Of total foreign sales, sales to Mexico and Canada accounted for more than 10% individually for the years ended December 31, 2003 and 2002, with foreign sales to Mexico of $2,284, and $1,210, respectively and sales to Canada for the same periods of $1,944 and $2,149.

(7) Royalties

The Company has various royalty agreements in place extending through December 2007. These agreements relate to the acquisition of certain products as well as licensing arrangements. One agreement, which expired December 31, 2003, contained a minimum aggregate royalty amount, which had previously been met. No other agreement contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $1,733, $1,988 and $1,752, respectively, for 2004, 2003 and 2002.

(8) Product Acquisitions

All product acquisitions have been accounted for as asset purchases and not businesses pursuant to FASB 141 and EITF 98-3.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, the Company purchased the rights to sell a pyrethroid insecticide.

In 2003, the Company completed the acquisition of seven product lines, one used in animal health, one related to its herbicides business and five related to pre-harvest crop protection. The assets purchased included, but may not have been limited to, end-use product registrations and data in support of such registrations, trademarks, as well as other intellectual property. One asset purchase was for $5,786 (which included a number of products) and another was for $4,500. In connection with these asset acquisitions, the Company recorded intangible assets in the amount of $10,726, of which $5,926 was paid in cash during the period. The balance due under these asset purchase agreements was $4,800 at December 31, 2003 and is included in long-term debt on the consolidated financial statements (note 2).

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2001	$10,049
Acquisitions during fiscal 2002	1,774
Amortization expense	(945)

Intangible assets at December 31, 2002	10,878
Acquisitions during fiscal 2003	10,726
Amortization expense	(1,297)

Intangible assets at December 31, 2003	20,307
Acquisitions during fiscal 2004	2,612
Amortization expense	(1,758)

Intangible assets at December 31, 2004	$21,161

The above amounts represent the total cash consideration paid during the period for product acquisitions and certain related capitalized expenses incurred in connection with such acquisitions.

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets recognized in connection with product acquisitions. Intangible assets are amortized over their expected useful lives of 15 years:

	2004	2003
Gross carrying amount	$27,403	$24,791
Accumulated amortization	(6,242)	(4,484)

	$21,161	$20,307

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2005	$1,883
2006	1,883
2007	1,883
2008	1,883
2009	1,883
Thereafter	11,746

$21,161

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2000	4,203
Additional obligations acquired	422
Payments on existing obligations	(3,725)

Obligations under acquisition agreements at December 31, 2001	900
Additional obligations acquired	—
Payments on existing obligations	(650)

Obligations under acquisition agreements at December 31, 2002	250
Additional obligations acquired	10,726
Payments on existing obligations	(6,176)

Obligations under acquisition agreements at December 31, 2003	4,800
Additional obligations acquired	2,396
Payments on existing obligations	(6,196)

Obligations under acquisition agreements at December 31, 2004	$1,000

Future commitments on obligations under product acquisition agreements are due as follows:

December 31	Amount
2005	$1,000

(9)	Commitments

The Company entered into long-term employment agreements with certain officers. Amounts to be paid under those agreements are summarized as follows:

Year ending December 31,
2005	$683
2006	468
2007	446

$1,597

The Company has various lease agreements for offices as well as a long-term ground lease for its Axis, Alabama facility. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $352, $368 and $322. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2005	$278
2006	279
2007	255
2008	253
2009	213
Thereafter	120

$1,398

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Research and Development

Research and development expenses were $3,081, $4,669 and $2,940 for the years ended December 31, 2004, 2003 and 2002.

(11)	Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 1,611,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

During 2004 and 2003, the Company granted incentive stock options to purchase an aggregate of 15,500 and 423,750 shares of common stock to key employees. These options are non-assignable and non-transferable, are exercisable over a seven-year period from the date of grant and vest in five equal annual installments commencing one year from the date of grant.

Nonstatutory Stock Options (“NSSO”)

During 2004 and 2003, the Company granted nonstatutory stock options to purchase an aggregate of 21,780 and 26,014 shares of common stock. These options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested upon grant.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity within each plan is as follows:

Rollforward Table of Option Activity Within Each Plan:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2000	416,663	28,622	1.82
Options granted, range from $2.22–$4.70	308,651	19,623	4.70
Options exercised, range from $1.93–$4.59	(4,000)	(26,000)	(2.57)

Balance outstanding, December 31, 2001	721,314	22,245	3.05
Options granted, range from $8.06–$8.51	16,875	18,150	8.34
Options exercised, range from $2.03–$8.06	(129,347)	(9,542)	(2.15)

Balance outstanding, December 31, 2002	608,842	30,853	3.48	3.51

Options granted, range from $9.38–$21.6	423,750	26,014	13.61
Options exercised, range from $1.80–$12.47	(202,860)	(6,049)	(4.16)

Balance outstanding, December 31, 2003	829,732	50,818	9.31	6.38

Options granted, range from $30.12–$38.52	15,500	21,780	36.50
Options exercised, range from $2.22–$21.6	(127,448)	(6,050)	(3.15)
Options expired	(10,260)	—	(3.07)

Balance outstanding, December 31, 2004	707,524	66,548	11.61	8.69

Information relating to stock options at December 31, 2004 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$4.70	254,400	36	$4.70	152,640	$4.70
$8.51	16,874	27	$8.51	7,594	$8.51
$9.38–$21.60	420,750	16	$16.19	211,050	$11.39
$30.12–$34.50	15,500	6	$33.65	1,550	$33.65

	707,524	23	$12.26	372,834	$8.69

Nonstatutory Stock Options:
$1.72	3,025	12	$1.72	3,025	$1.72
$2.30	3,630	60	$2.46	3,630	$2.46
$4.67–$7.00	3,630	12	$4.58	3,630	$4.58
$8.58	10,890	12	$8.07	10,890	$8.07
$12.467–$18.80	23,595	12	$12.47	23,595	$12.47
$38.52	21,780	12	$38.52	21,780	$38.52

	66,550	11	$18.60	66,550	$18.81

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)	Quarterly Data—Unaudited

Quarterly Data—2004	March 31	June 30	September 30	December 31
Net sales	$34,219	$31,492	$39,624	$45,520
Gross profit	15,190	13,748	18,446	24,874
Net income	2,203	2,405	3,988	5,881
Basic net income per share	.25	.27	.44	.65
Diluted net income per share	.23	.25	.42	.61

Quarterly Data—2003
Net sales	$27,342	$25,944	$32,948	$38,629
Gross profit	11,368	11,953	14,857	20,696
Net income	1,224	1,725	2,815	4,499
Basic net income per share	.14	.20	.32	.50
Basic and diluted net income per share	.13	.19	.30	.48

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.*

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.*

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.*

10.6	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its Executive and Senior Officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.)

10.7	Form of Indemnification Agreement between American Vanguard Corporation and its Directors.*

10.8	Amended and Restated Credit Agreement, dated as of September 30, 2004, among AMVAC Chemical Corporation, Bank of the West, Harris Trust and Savings and First Bank & Trust.*

21	List of Subsidiaries of the Company.*

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.