Form 10-K/A
period 2004-12-31
AMERICAN VANGUARD CORP
filed 2005-05-02
CIK 5981

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

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K/A

December 31, 2004

Explanatory Note:

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to American Vanguard Corporation and its consolidated subsidiaries.

This Annual Report on Form 10-K/A (this “Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2004. Items 10, 11, 12, 13, 14 and 15 listed above are hereby amended by deleting them in their entirety from the Original Filing and replacing them with the corresponding Items set forth in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and we have not updated the disclosure in this Form 10-K/A to speak as to any later date unless specifically provided herein. Any Items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. Information contained in this Form 10-K/A and the Original Filing is subject to updating and supplementing as provided our periodic reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the date of such reports.

i

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS

The following persons are the Directors and Executive Officers of the Company as of March 1, 2005:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft	81	Co-Chairman
Glenn A. Wintemute	80	Co-Chairman
Eric G. Wintemute	49	Director, President and Chief Executive Officer
Jay R. Harris (1)(2)	70	Director
John B. Miles (2)(3)	61	Director
Carl R. Soderlind (1)(2)(3)	71	Director
Irving J. Thau (1)(3)	65	Director
James A. Barry	54	Senior Vice President, Chief Financial Officer & Secretary/Treasurer
Mark H. Blincoe	49	Vice President, Chief Administrative Officer
Glen D. Johnson	50	Senior Vice President of AMVAC Chemical Corporation (4)
Christopher K. Hildreth	53	Senior Vice President of AMVAC
Robert F. Gilbane	55	President of GemChem, Inc. (5)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	AMVAC Chemical Corporation (“AMVAC”) is a wholly-owned subsidiary of American Vanguard Corporation.
(5)	GemChem, Inc. (“GemChem”) is a wholly-owned subsidiary of American Vanguard Corporation.

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

John B. Miles has served as a director since March 1999. Mr. Miles is a Partner with the law firm McDermott Will & Emery LLP and has held the position of Partner since 1987. Prior to 1987, Mr. Miles was a partner with Kadison Pfaelzer Woodward Quinn & Rossi. Mr. Miles has previously served on boards of directors for public and private corporations.

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

Irving J. Thau has served as a director since September 2003. From 1962 to 1995, he held various positions with Ernst & Young LLP, where his primary responsibilities were directing and providing accounting, auditing, and business advisory services to publicly held and privately owned organizations. He was admitted to partnership in 1974, and most recently served as Ernst & Young’s West Region Director of Financial Advisory Services. In 1995, Mr. Thau founded Thau and Associates, Inc., a financial consulting company of which he currently serves as President. Mr. Thau is also a director and Chairman of the Audit Committee of American Home Mortgage Investment Corp. The Company’s Board of Directors has

determined that Mr. Thau is independent under applicable rules and regulations currently prescribed by the Securities and Exchange Commission (“SEC”) and applicable rules and listing standards of the American Stock Exchange. The Company’s Board of Directors has also determined the Mr. Thau is the Audit Committee financial expert within the meaning of applicable SEC rules and regulations.

James A. Barry has served as Senior Vice President and Secretary since 1998. He has served as Treasurer since 1994 and as Chief Financial Officer of the Company and all operating subsidiaries since 1987. He also served as Vice President from 1990 through 1997 and as Assistant Secretary from 1990 to 1997. From 1990 to 1993, he also served as Assistant Treasurer. Mr. Barry also served as a director of the Company from 1994 through June 2004.

Mark H. Blincoe joined the Company in June 2004 as Vice President and Chief Administrative Officer. From 1980 to 1998, he held various positions at Atlantic Richfield Company, including Controller of Arco Alaska. From 1998 to 2001, Mr. Blincoe served as Vice President of Finance and Control for Prestige Stations, Inc., which operated company-owned gas stations and convenience stores. Most recently, from 2001 to 2003, Mr. Blincoe served as President of PayPoint Electronic Payment Systems, Inc., an information technology-based unit of British Petroleum.

Glen D. Johnson has served as Senior Vice President and Director of Business Development of AMVAC since February 1999. Mr. Johnson was previously the North American Senior Marketing Manager for Contract Sales at Zeneca Ag Products. Prior to joining AMVAC, Mr. Johnson had over 20 years of experience in sales and marketing, acquisition and licensing, market development, and field research and development with three multinational agrochemical companies.

Christopher K. Hildreth has served as Senior Vice President and Director of Sales of AMVAC since February 2003. From 1980 to 1988, Mr. Hildreth held sales management positions at Pfizer Crop Protection. From 1988 to 1993, when United Agri Product (“UAP”) acquired Pfizer Crop Protection, Mr. Hildreth held sales management positions. From 1993 to 2001, he served as General Manager of UAP Canada. From 2001 to 2002, Mr. Hildreth held various executive positions at UAP, including Executive Vice President – International, President & General Manager – Distribution, and President – Products Company.

Robert F. Gilbane has served as President of GemChem since June 1999. He served as Executive Vice President from January 1994 (when the Company acquired GemChem) to June 1999. He co-founded GemChem in 1991 with Eric G. Wintemute.

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

ITEM 11 EXECUTIVE COMPENSATION

Director Compensation

Effective as of January 1, 2004, the Company has the below compensatory arrangements with its non-employee members of its Board of Directors:

•	Cash Compensation: Each non-employee director receives a retainer fee of $5,000 per calendar quarter in connection with his or her services as a member of the Board. Each non-employee director who serves on the Compensation Committee or the Nominating and Corporate Governance Committee receives a fee of $1,200 for each committee meeting he or she attends, except that (in lieu of such fee) the chairperson of each such committee receives a fee of $1,700 for each committee meeting he or she attends. Each non-employee director who serves on the Audit Committee receives a fee of $1,500 for each committee meeting he or she attends, except that (in lieu of such fee) the chairperson of the Audit Committee receives a fee of $2,500 for each Audit Committee meeting he or she attends.

•	Stock Options: Each non-employee director of the Company is entitled to receive grants of stock options. Upon a non-employee director’s first election or appointment to the Board, the Company will grant that director an option to purchase 9,075 shares of the Company’s Common Stock. Upon each non-employee director’s re-election to a succeeding term, the Company will grant that director an option to purchase 3,630 shares of Common Stock. The options are subject to the Company’s 1994 Stock Incentive Plan (as amended and restated) and a written stock option agreement with such director. The options are non-qualified stock options and are immediately exercisable upon grant. The exercise price per share shall be 100% of the fair market value of a share of Common Stock as determined in accordance with the Stock Incentive Plan. The options may be exercised in whole or in part from time to time within five years from the date of grant, provided that such option shall terminate and cease to be exercisable upon 12 months following the termination of the director’s service on the Board due to resignation, failure to be re-elected, death or disability, as provided in the Stock Incentive Plan. The options are subject to adjustment for stock splits, stock dividends and the like, as provided in the Stock Incentive Plan.

The Company has entered into written indemnification agreements with each of its directors. The agreement is effective as of the first day of such person’s service as a director. The agreement provides for contractual indemnification obligations by the Company to the extent permitted by applicable law and the advancement of expenses in connection therewith. The agreement also provides that any legal action against a director must be brought within two years from the date of the accrual of such action or such shorter period as provided by law.

Executive Compensation and Other Information

The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2004, 2003 and 2002 paid or awarded by the Company and its subsidiaries to the its Chief Executive Officer and certain highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

Long-Term Compensation
		Annual Compensation(1)				Awards		Payouts
(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus(2) ($)	(e) Other Annual Compensation ($)		(f) Restricted Stock Award(s) ($)	(g) Securities Underlying Options/SARs(3) (#)	(h) LTIP Payouts ($)	(i) All Other Compensation(4) ($)
Eric G. Wintemute President and Chief Executive Officer	2004 2003 2002	652,649 620,293 532,518	— — —	— — —		— — —	— 75,000 —	— — —	6,880 6,140 5,380

James A. Barry Sr. V.P., CFO & Secretary/Treasurer	2004 2003 2002	255,159 226,242 210,542	— — —	— — —		— — —	— 22,000 —	— — —	6,880 5,563 5,380

Mark H. Blincoe V.P., CAO (4)	2004 2003 2002	102,338 — —	— — —	— — —		— — —	12,500 — —	— — —	1,777 — —

Glen D. Johnson Sr. Vice President of AMVAC	2004 2003 2002	319,109 285,966 246,356	— — —	— — —		— — —	— 15,000 —	— — —	4,013 2,515 260

Christopher K. Hildreth Sr. Vice President of AMVAC(6)	2004 2003 2002	289,150 199,778 —	— — —	— 23,100 —	(7)	— — —	— 30,000 —	— — —	6,348 3,434 —

Robert F. Gilbane President of GemChem	2004 2003 2002	255,242 237,242 226,743	— — —	— — —		— — —	— 10,000 —	— — —	8,167 6,140 5,380

(1)	No executive officer enjoys perquisites that exceed the lesser of $50,000 or 10% of the aggregate of such officer’s salary and bonus.
(2)	Included in salary column.
(3)	Represents options to purchase the Company’s Common Stock granted pursuant to the Company’s 1994 Stock Incentive Plan. These numbers represent original figures, which have not been adjusted for stock splits and stock dividends.

(4)	These amounts represent the Company’s contribution to the Company’s Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).
(5)	Mr. Blincoe joined the Company as Vice President and Chief Administrative Officer in June 2004.
(6)	Mr. Hildreth joined AMVAC as Senior Vice President in February, 2003.
(7)	This figure represents the aggregate one-time relocation expenses reimbursed to Mr. Hildreth pursuant to the terms of his employment agreement with AMVAC.

OPTION GRANTS IN 2004

Name	Number of Securities Underlying Options/SARs Granted(1)(3)		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (4)
						5% ($)	10% ($)
Mark H. Blincoe	12,500	(2)	80.6	34.50	06/29/11	175,562	409,134

(1)	Original figures; not adjusted for stock dividends and splits.
(2)	Exercisable 20% on June 29, 2004, 2005, 2006, 2007 and 2008.
(3)	Options were granted pursuant to the terms and condition of the American Vanguard Corporation 1994 Stock Incentive Plan (as amended and restated).
(4)	Represents the calculations at assumed 5% and 10% appreciation rates as prescribed by the rules and regulations of the SEC. Such calculations are not intended to forecast future appreciation, if any, and do not necessarily reflect the actual value, if any, that may be realized. The actual value of such options, if any, would be realized only upon the exercise of such options and depends upon the future performance of the Common Stock. No assurance can be made that the amounts reflected in these columns will be achieved. The potential realizable value was computed as the difference between the appreciated value (at the end of the term of the options) of the Common Stock into which the listed options are exercisable and the aggregate exercise price of such options. The calculations assume annual compounding and continued retention of the options and the underlying Common Stock by the optionee for the full option term.

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

AGGREGATED OPTION/SAR EXERCISES IN 2004

AND FY-END OPTION/SAR VALUES

(a)	(b) Shares Acquired on Exercise (#)	(c) Value Realized ($)	(d) Number of Securities Underlying Unexercised Options/SARs at Fy- End (#) Exercisable/ Unexercisable	(e) Value of Unexercised In-the-Money Options/ SARs at Fy-End ($) Exercisable/ Unexercisable
Eric G. Wintemute	—	—	67,500/101,250	1,821,825/2,732,738
James A. Barry	—	—	34,500/37,500	977,625/ 921,765
Mark H. Blincoe	—	—	2,500/10,000	5,700/22,800
Glen D. Johnson	91,452	3,160,581	4,500/18,000	68,310/273,240
Christopher K. Hildreth	—	—	45,000/22,500	1,228,950/614,475
Robert F. Gilbane	—	—	21,000/24,000	622,980/567,120

Employee Contracts, Termination of Employment and Change of Control Arrangements

The Company and Eric G. Wintemute entered into a written employment agreement, dated as of January 15, 2003, pursuant to which Mr. Wintemute serves as the Company’s President and Chief Executive Officer. Mr. Wintemute’s annual base compensation is $435,000, with annual increases based on a percentage increase in the Consumer Price Index. Mr. Wintemute may receive a bonus in an amount as determined by the Board based on his performance against reasonable qualitative and quantitative benchmarks as determined by the Board. The agreement also provides Mr. Wintemute with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1,500 per month and reimbursement of up to $25,000 for certain expenses. Mr. Wintemute’s agreement expires on December 31, 2007, provided that his employment may be earlier terminated for cause, disability or death. If the Company terminates Mr. Wintemute’s employment without cause and not due to disability or death, the Company shall pay to Mr. Wintemute an amount equal to his current annual base salary or his base salary due for the remainder of the term of the agreement, whichever is higher. If Mr. Wintemute dies during the term of the agreement, the Company will pay his designated beneficiary any amounts (including salary) and continue any benefits due to Mr. Wintemute under the agreement for 12 months after his death.

The Company and Mark H. Blincoe entered into a written employment agreement, dated as of June 23, 2004, pursuant to which Mr. Blincoe serves as the Company’s Chief Administrative Officer. Mr. Blincoe’s beginning annual base salary is $195,000, with such increases as may be approved by the Board in its sole discretion. Mr. Blincoe may also receive a bonus as may be approved by the Board in its sole discretion. Subject to the terms of the Company’s 1994 Stock Incentive Plan (as amended) and a stock option agreement, the Company granted Mr. Blincoe options to acquire 12,500 shares of the Company’s Common Stock. The agreement also provides Mr. Blincoe with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1,150 per month. Mr. Blincoe’s agreement expires on June 23, 2005, provided that his employment may be earlier terminated for cause, disability or death. If the Company terminates Mr. Blincoe’s employment without cause or for any or no reason, the Company shall pay to Mr. Blincoe an amount equal to his current annual base salary.

AMVAC and Christopher K. Hildreth entered into a written employment agreement, dated as of February 3, 2003, pursuant to which Mr. Hildreth serves as a Senior Vice President, Director of Sales for AMVAC. Mr. Hildreth’s beginning annual base salary is $220,000, with such increases as may be approved by the Board in its sole discretion. Mr. Hildreth may also receive a bonus as may be approved by the Board in its sole discretion. Subject to the terms of the Company’s 1994 Stock Incentive Plan (as amended) and a stock option agreement, the Company granted Mr. Hildreth options to acquire 30,000 shares of the Company’s Common Stock. The agreement also provides Mr. Hildreth with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1,150 per month. Mr. Hildreth’s agreement expires on February 3, 2006, provided that his employment may be earlier terminated for cause, disability or death. If the Company terminates Mr. Hildreth’s employment without cause or for any or no reason, the Company shall pay to Mr. Hildreth an amount equal to his current annual base salary if such termination occurs during the first year of employment or $50,000 if such termination occurs during the second or the third year of employment. In addition, the Company agreed to reimburse Mr. Hildreth for certain reasonable expenses actually incurred by him in connection with his relocation to Southern California, including (i) brokerage commissions up to 7% related to the sale of his home and (ii) moving costs up to $25,000.

The Company entered into a written change of control severance agreement with each of its named executive officers. If the executive’s employment is terminated under specified conditions, the agreement provides the executive with certain benefits, namely (i) lump-sum payment of two times the executive’s base salary, (ii) medical benefits for a period of two years after termination, (iii) outplacement service, and (iv) accelerated vesting of options or other rights to acquire the Company’s securities. The benefits provided under the agreement are in addition to other benefits that the executive has or may have in the future as provided by the Company. The agreement has a term of five years.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 11, 2005, by persons who are directors, beneficial owners of 5% or more of the outstanding Common Stock and by all directors and officers as a group is set forth below. Unless otherwise indicated the Company believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Co-Chairman	Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	1,416,148	(1)	15.5%

Co-Chairman	Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,092,608	(2)	12.0%

	St. Denis J. Villere & Company 210 Baronne Street New Orleans, LA 70112	815,628	(*)	9.0%

	T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	792,125	(*)	9.1%

Director, President & CEO	Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	505,330	(3)	5.5%

Director	Jay R. Harris 4695 MacArthur Court Newport Beach, CA 92660	442,767	(4)	4.9%

	Goldsmith & Harris et. al. 80 Pine Street New York, NY 10005	338,682	(5)	3.7%

President (GEMCHEM)	Robert F. Gilbane 4695 MacArthur Court Newport Beach, CA 92660	193,929	(6)	2.1%

Senior Vice President (AMVAC)	Glen D. Johnson 4695 MacArthur Court Newport Beach, CA 92660	54,352	(7)	—	(14)

Senior Vice President (AMVAC)	Christopher K. Hildreth 4695 MacArthur Court Newport Beach, CA 92660	45,642	(8)	—	(14)

Sr. V.P., CFO & Secretary/Treasurer	James A. Barry 4695 MacArthur Court Newport Beach, CA 92660	36,566	(9)	—	(14)

Director	Carl R. Soderlind 4695 MacArthur Court Newport Beach, CA 92660	34,724	(10)	—	(14)

Director	John B. Miles 4695 MacArthur Court Newport Beach, CA 92660	28,933	(11)	—	(14)

Director	Irving J. Thau 4695 MacArthur Court Newport Beach, CA 92660	12,705	(12)	—	(14)

V.P. & CAO	Mark H. Blincoe 4695 MacArthur Court Newport Beach, CA 92660	2,500	(13)	—	(14)

Directors and Officers as a group (15)		3,938,272	(**)	41.8%

(1)	Mr. Kraft owns all of his shares with his spouse in a family trust, except as to 5,188 shares held in an Individual Retirement Account. This figure includes 10,890 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(2)	This figure includes 10,890 shares of Common Stock Mr. Glenn Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(3)	This figure includes 101,250 shares of Common Stock Mr. Eric Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this report as well as 52,260 shares of Common Stock owned by Mr. Wintemute’s minor children for whom Mr. Wintemute is a trustee and disclaims beneficial ownership.
(4)	This figure includes 7,260 shares of Common Stock Mr. Harris is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(5)	This figure does not include shares beneficially owned by Jay Harris. Mr. Harris shares with Goldsmith & Harris et. al. the power to direct the disposition of 442,767 shares of the security.
(6)	This figure includes 21,000 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(7)	This figure represents 4,500 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(8)	This figure represents 45,000 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(9)	This figure includes 34,500 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(10)	This figure represents 3,630 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(11)	This figure represents 18,150 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(12)	This figure represents 12,705 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(13)	This figure represents 2,500 shares of Common Stock Mr. Blincoe is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.
(14)	Under 1% of class.
(*)	Based solely upon information contained in such beneficial owner’s most recent Schedule 13G filed with the SEC or information provided to the Company by such beneficial owner.
(**)	Includes shares of Common Stock subject to stock options exercisable within sixty days of the filing of this Annual Report.

EQUITY COMPENSATION PLAN INFORMATION(1)(2)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,518,496	$5.87	634,802
Equity compensation plans not approved by security holders	—		—

Total	1,518,496		634,802

(1)	All figures have been adjusted for the 2 for 1 stock split distributed on April 15, 2005.
(2)	Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 1,200,000 shares of Common Stock may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. As of December 31, 2004, 177,742 shares were purchased under the plan.

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

Audit Committee Pre-Approval Policy

As provided in the Company’s Audit Committee Charter, the Audit Committee is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Company and its independent auditors. BDO’s engagement to conduct the audit of the Company and any non-audit engagement or relationship between the Company and BDO during 2004 were pre-approved by the Audit Committee.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

Index to Consolidated Financial Statements and Supplementary Data:

Description
Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements

(b)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION (Registrant)

By:	/s/ Eric G. Wintemute	By:	/s/ James A. Barry
	Eric G. Wintemute		James A. Barry
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer and Secretary/Treasurer

	April 29, 2005		April 29, 2005

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.1	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).(1)

10.2	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)(2)

10.3	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)(2)

10.4	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.(1)(2)

10.5	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its Executive and Senior Officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.) (1)(2)

10.6	Form of Indemnification Agreement between American Vanguard Corporation and its Directors.(2)

10.7	Amended and Restated Credit Agreement, dated as of September 30, 2004, among AMVAC Chemical Corporation, Bank of the West, Harris Trust and Savings and First Bank & Trust.(2)

10.8	Employment Agreement between American Vanguard Corporation and Mark Blincoe, dated as of June 23, 2004.(1)(3)

10.9	Employment Agreement between AMVAC Chemical Corporation and Christopher Hildreth, dated as of February 3, 2003.(1)(3)

21	List of Subsidiaries of the Company. (2)

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Constitutes a management contract or compensatory plan or arrangement.
(2)	Filed with the Company’s original Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005.
(3)	Filed herewith the Company’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004.