Form 10-Q
period 2005-03-31
AMERICAN VANGUARD CORP
filed 2005-05-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—18,231,672 shares as of May 6, 2005.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2005	2004
Net sales	$41,230	$34,219
Cost of sales	23,685	19,029

Gross profit	17,545	15,190
Operating expenses	12,132	11,281

Operating Income	5,413	3,909
Interest expense	339	314
Interest income	(2)	(1)
Interest capitalized	(63)	(15)

Income before income tax	5,139	3,611
Income tax expense	2,004	1,408

Net income	$3,135	$2,203

Earnings per common share	$.17	$.12

Earnings per common share—assuming dilution	$.16	$.12

Weighted average shares outstanding (notes 5 and 6)	18,222	17,925

Weighted average shares outstanding—assuming dilution (notes 5 and 6)	19,279	19,038

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	March 31, 2005	Dec. 31, 2004
	(Unaudited)	(Note)
Current assets:
Cash	$683	$457

Receivables:
Trade	45,175	27,773
Other	372	532

	45,547	28,305

Inventories (note 3)	46,033	43,635
Prepaid expenses	1,314	1,479
Deferred tax asset	140	140

Total current assets	93,717	74,016
Property, plant and equipment, net (note 2)	28,987	26,118
Land held for development	211	211
Intangible assets	20,688	21,161
Other assets	790	840

	$144,393	$122,346

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	Dec. 31, 2004
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$5,106	$5,107
Accounts payable	22,087	12,984
Accrued program costs	16,176	10,335
Accrued expenses and other payables	4,955	5,791
Accrued royalty obligations	1,144	1,837
Income taxes payable	1,252	1,687

Total current liabilities	50,720	37,741
Long-term debt, excluding current installments	26,347	19,474
Deferred income taxes	1,159	1,159

Total liabilities	78,226	58,374

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share, authorized 40,000,000 shares; issued 19,901,770 shares at March 31, 2005 and 19,862,288 shares at December 31, 2004	1,990	1,986
Additional paid-in capital	9,604	9,560
Accumulated other comprehensive income	(209)	(207)
Retained earnings	57,527	55,378

	68,912	66,717
Less treasury stock at cost 1,670,098 shares at March 31, 2005 and December 31, 2004	(2,745)	(2,745)

Total stockholders’ equity	66,167	63,972

	$144,393	$122,346

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2005 and 2004

(Unaudited)

Increase (decrease) in cash	2005	2004
Cash flows from operating activities:
Net income	$3,135	$2,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,840	1,067
Changes in assets and liabilities associated with operations:
Increase in receivables	(17,242)	(19,385)
Increase in inventories	(2,398)	(4,710)
Decrease in prepaid expenses and other current assets	165	216
Increase (decrease) in accounts payable	9,118	8,349
Increase in other payables and accrued expenses	2,875	2,273

Net cash used in operating activities	(2,507)	(9,987)

Cash flows from investing activities:
Capital expenditures	(4,067)	(3,846)
Net increase in other noncurrent assets	(119)	(580)

Net cash used in investing activities	(4,186)	(4,426)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)

For The Three Months Ended March 31, 2005 and 2004

(Unaudited)

Increase (decrease) in cash	2005	2004
Cash flows from financing activities:
Net borrowings under line of credit agreement	$7,900	$15,800
Proceeds from issuance of long-term debt	—	1,288
Principal payments on long-term debt	(1,027)	(2,644)
Exercise of common stock options	48	27
Purchase of treasury stock	—	(184)

Net cash provided by financing activities	6,921	14,287

Net increase (decrease) in cash	228	(126)
Cash at beginning of year	457	887
Effect of exchange rate changes on cash	(2)	110

Cash as of March 31	$683	$871

Supplemental schedule of non-cash investing and financial activities:

On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the 2 for 1 stock split). Both dividends will be distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend will be paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005. Cash dividends to be paid April 15, 2005, will total approximately $1,002,000.

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $0.12 per share ($0.08 as adjusted for the 3 for 2 stock split). Both dividends were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 26, 2004. Cash dividends paid April 16, 2004, were approximately $716,000.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar numbers in thousands except for share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Property, plant and equipment at March 31, 2005 and December 31, 2004 consists of the following:

	March 31, 2005	December 31, 2004
Land	$2,441	$2,441
Buildings and improvements	5,105	5,105
Machinery and equipment	45,881	44,772
Office furniture, fixtures and equipment	3,445	3,378
Automotive equipment	209	209
Construction in progress	6,890	3,999

	63,971	59,904
Less accumulated depreciation	34,984	33,786

	$28,987	$26,118

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2005	December 31, 2004
Finished products	$41,519	$39,244
Raw materials	4,514	4,391

	$46,033	$43,635

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31,
	2005	2004
Net sales:
Crop	$36,100	$31,004
Non-crop	5,130	3,215

	$41,230	$34,219

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the 2 for 1 stock split). Both dividends will be distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend will be paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split will receive cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005. Accordingly, all weighted average share and per share amounts have been restated to reflect the stock split.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$3,135	$2,203

Denominator:
Weighted averages shares outstanding	18,222	17,925
Assumed exercise of stock options	1,057	1,113

	19,279	19,038

7. Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 3) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

8. Reclassification—Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2005 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Income	$3,135	$2,203
Foreign currency translation adjustment	(2)	110

Comprehensive income	$3,133	$2,313

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

10. Stock-Based Compensation—SFAS No. 123 “Accounting for Stock-Based Compensation”, allows companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by APB No. 25 Accounting for Stock Issued to Employees, which generally does not result in a compensation cost. The Company accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net earnings and basic and diluted earnings per share if the Company had recognized compensation expense upon issuance of the options, based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2005	2004
Net income, attributable to stockholders	$3,135	$2,203
Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(150)

Pro forma	$2,988	$2,053

Earnings per common share—basic, as reported	$.17	$.12

Pro forma	$.16	$.11

Earnings per common share—diluted, as reported	$.16	$.12

Pro forma	$.15	$.11

11. Recently Issued Accounting Guidance—In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all stock-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The statement was to have been effective for all periods beginning after June 15, 2005, however, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates. The new rule allows companies to implement SFAS No. 123R at the beginning of the Company’s next fiscal year, instead of the next reporting period, that begins after June 15, 2005. This means that given the fact that the Company is a calendar year-end company, the Company does not need to comply with SFAS No. 123R until the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The Company will incur compensation expenses beginning in the first quarter of 2006 for any non-vested options granted prior to 2006. The Company is still assessing the financial statement impact of adoption.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2005	2004	Change
Net sales:
Crop	$36,100	$31,004	$5,096
Non-crop	5,130	3,215	1,915

	$41,230	$34,219	$7,011

Gross profit:
Crop	$15,013	$14,497	$516
Non-crop	2,532	693	1,839

	$17,545	$15,190	$2,355

The Company reported net income of $3,135,000 or $.16 per diluted share for the first quarter ended March 31, 2005 as compared to net income of $2,203,000 or $.11 per diluted share for the same period in 2004. (Net income and per share data have been restated to reflect the effect of a 2 for 1 stock split that was distributed on April 15, 2005)

Net sales for the first quarter 2005 increased by 20% to $41,230,000 from $34,219,000 in the same period of 2004. The increase sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $17,545,000 for the three months ended March 31, 2005 from $15,190,000 in the first quarter of 2004. Gross profit margins declined to 43% in the quarter ended March 31, 2005 from 44% in the same period in 2004. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $851,000 to $12,132,000 in the first quarter of 2005 from $11,281,000 in the same period of 2004. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $547,000 to $5,702,000 in the first quarter of 2005 from $5,155,000 in the same period of 2004. The increase was due primarily to an increase in variable selling expenses that relate to both increased sales levels and the product mix of sales. Programs and related costs accounted for 78% of the increase.

•	General and administrative expenses increased by $99,000 to $2,910,000 for the quarter ended March 31, 2005, as compared to $2,811,000 in the same period in 2004. The increase was due to increases in outside professional expenses and payroll and payroll related costs.

•	Research and product development costs and regulatory registration expenses increased by $112,000 to $1,457,000 in the quarter ended March 31, 2005 from $1,345,000 in the same period of 2004. The increase was a result of higher licenses and registration fees of the Company’s products.

•	Freight, delivery and warehousing costs increased $93,000 to $2,063,000 for the first quarter of 2005 as compared to $1,970,000 in the same period of 2004 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $339,000 in the quarter ended March 31, 2005 as compared to $314,000 in the same period in 2004. The Company’s average overall debt for the quarter ended March 31, 2005 was $24,185,000 as compared to $33,281,000 for the same period in 2004. Notwithstanding the overall average debt in 2005, higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $63,000 of interest costs related to construction in progress during the first quarter of 2005 as compared to $15,000 in 2004.

Income tax expense increased by $596,000 to $2,004,000 for the quarter ended March 31, 2005 as compared to $1,408,000 for the same period 2004 related to higher income before income taxes.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the first quarter ended March 31, 2005, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $2,507,000 in operating activities during the first quarter ended March 31, 2005. Net income of $3,135,000, non-cash depreciation and amortization of $1,840,000, a decrease in prepaid expenses of $165,000 and an increase in trade payables, other payables and accrued expenses of $9,118,000 and $2,875,000, respectively, provided $17,133,000 of cash for operations. Increases in receivables and inventories of $17,242,000 and $2,398,000, respectively, used $19,640,000 in cash for operating activities.

The Company used $4,186,000 in investing activities in the first three months of 2005. It invested $4,067,000 in capital expenditures while other non-current assets increased by $119,000.

Financing activities provided $6,921,000 during the first three months 2005. Net borrowing under the Company’s fully-secured revolving line of credit increased by $7,900,000. The Company received $48,000 from the issuance of common stock. The Company made payments on its debt of $1,027,000.

Management continues to believe that, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing. Accordingly, the Company filed a universal shelf registration statement on Form S-3 with the SEC on February 25, 2005 pursuant to which, the Company may issue common and preferred stock, warrants and debt securities, from time to time, up to an aggregate offering of $50,000,000. The terms of any future offering will be established at the time of the offering.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all share-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The statement was to have been effective for all periods beginning after June 15, 2005, however, in April 2005, the SEC adopted a new rule that amends the compliance dates. The new rule allows companies to implement SFAS No. 123R at the beginning of the Company’s next fiscal year, instead of the next reporting period, that begins after June 15, 2005. This means that given the fact that the Company is a calendar year-end company, the Company does not need to comply with SFAS No. 123R until the interim financial statements for the first quarter of 2006. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. The Company will incur compensation expenses beginning in the first quarter of 2006 for any non-vested options granted prior to 2006. The Company is still assessing the financial statement impact of adoption.

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

Interest costs related to significant construction projects may be capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2004. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of March 31, 2005, the Company had not established a formal foreign currency hedging program. The Company mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% changes in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit 10.1*	—	License and Supply Agreement between AMVAC Chemical Corporation and BASF Aktiengesellschaft.

Exhibit 10.2*	—	First Amendment of the License and Supply Agreement by and between BASF Aktiengesellschaft and AMVAC Chemical Corporation.

Exhibit 31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Pursuant to the Securities Exchange Act of 1934 , Rule 24b-2, confidential portions of Exhibits 10.1 and 10.2 have been deleted and filed separately with the SEC pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 6, 2005	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 6, 2005	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer and Director