Form 10-Q
period 2005-06-30
AMERICAN VANGUARD CORP
filed 2005-08-09
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common Stock, $.10 Par Value—18,259,358 shares as of August 8, 2005.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Net sales	$37,325	$31,492	$78,555	$65,711
Cost of sales	21,529	17,744	45,214	36,773

Gross profit	15,796	13,748	33,341	28,938
Operating expenses	11,038	9,497	23,170	20,778

Operating income	4,758	4,251	10,171	8,160
Interest expense	380	328	719	642
Interest income	(9)	—	(11)	(1)
Interest capitalized	(81)	(20)	(144)	(35)

Income before income taxes	4,468	3,943	9,607	7,554
Income tax expense	1,720	1,538	3,724	2,946

Net income	$2,748	$2,405	$5,883	$4,608

Earnings per common share—basic	$.15	$.13	$.32	$.26

Earnings per common share—assuming dilution	$.14	$.13	$.31	$.24

Weighted average shares outstanding—basic (notes 5 & 6)	18,240	17,945	18,231	17,936

Weighted average shares outstanding—assuming dilution (notes 5 & 6)	19,281	19,205	19,275	19,137

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	June 30, 2005	Dec. 31, 2004
	(Unaudited)	(Note)
Current assets:
Cash	$1,232	$457
Receivables:
Trade	41,400	27,773
Other	350	532

	41,750	28,305

Inventories (note 3)	48,290	43,635
Prepaid expenses	909	1,479
Deferred tax asset	140	140

Total current assets	92,321	74,016
Property, plant and equipment, net (note 2)	29,696	26,118
Land held for development	211	211
Intangible assets	20,565	21,161
Other assets	769	840

	$143,562	$122,346

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	Dec. 31, 2004
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$5,107	$5,107
Accounts payable	14,352	12,984
Accrued program costs	20,373	10,335
Accrued expenses and other payables	2,947	5,791
Accrued royalty obligations	1,261	1,837
Income taxes payable	—	1,687

Total current liabilities	44,040	37,741
Long-term debt, excluding current installments	29,421	19,474
Deferred income taxes	1,159	1,159

Total liabilities	74,620	58,374

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 19,914,270 shares at June 30, 2005 and 19,862,288 shares at December 31, 2004	1,990	1,986
Additional paid-in capital	10,628	9,560
Accumulated other comprehensive income	(195)	(207)
Retained earnings	59,264	55,378

	71,687	66,717
Less treasury stock at cost, 1,670,098 shares at June 30, 2005 and December 31, 2004	(2,745)	(2,745)

Total stockholders’ equity	68,942	63,972

	$143,562	$122,346

Note:	The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2005 and 2004

(Unaudited)

Increase (decrease) in cash	2005	2004
Cash flows from operating activities:
Net income	$5,883	$4,608
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,496	2,451
Changes in assets and liabilities associated with operations:
Increase in receivables	(13,445)	(3,268)
Increase in inventories	(4,655)	(6,405)
Decrease (increase) in prepaid expenses and other current assets	586	(328)
Increase (decrease) in accounts payable	1,368	(5,944)
Increase in other payables and accrued expenses	4,931	6,854

Net cash used in operating activities	(1,836)	(2,032)

Cash flows from investing activities:
Capital expenditures	(6,478)	(5,259)
Net decrease in other non-current assets	55	540

Net cash used in investing activities	(6,423)	(4,719)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)

For The Six Months Ended June 30, 2005 and 2004

(Unaudited)

Increase (decrease) in cash	2005	2004
Cash flows from financing activities:
Net borrowings under line of credit agreement	$12,000	$10,800
Proceeds from issuance of long-term debt	—	1,288
Principal payments on long-term debt	(2,053)	(3,296)
Exercise of common stock options	77	27
Payment of cash dividends	(1,002)	(726)
Purchase of treasury stock	—	(301)

Net cash provided by financing activities	9,022	7,792

Net increase in cash	763	1,041
Cash at beginning of year	457	887
Effect of exchange rate changes on cash	12	(12)

Cash as of June 30	$1,232	$1,916

Supplemental schedule of non-cash investing and financial activities:

On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the 2 for 1 stock split). Both dividends were distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend was paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Property, plant and equipment at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005	December 31, 2004
Land	$2,441	$2,441
Buildings and improvements	5,180	5,105
Machinery and equipment	47,070	44,772
Office furniture, fixtures and equipment	3,500	3,378
Automotive equipment	209	209
Construction in progress	7,511	3,999

	65,911	59,904
Less accumulated depreciation	36,215	33,786

	$29,696	$26,118

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2005	December 31, 2004
Finished products	$43,595	$39,244
Raw materials	4,695	4,391

	$48,290	$43,635

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales:
Crop	$28,900	$23,971	$65,000	$54,975
Non-crop	8,425	7,521	13,555	10,736

	$37,325	$31,492	$78,555	$65,711

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the 2 for 1 stock split). Both dividends were distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend was paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005. Accordingly, all weighted average share, and per share amounts have been restated to reflect the stock split.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Numerator:
Net income	$2,748	$2,405	$5,883	$4,608

Denominator:
Weighted averages shares outstanding	18,240	17,945	18,231	17,936
Assumed exercise of stock options	1,041	1,260	1,044	1,201

	19,281	19,205	19,275	19,137

7. Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8. Reclassification – Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2005 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,748	$2,405	$5,883	$4,608
Foreign currency translation adjustment	14	(122)	12	(12)

Comprehensive income	$2,762	$2,283	$5,895	$4,596

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,748	$2,405	$5,883	$4,608
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(150)	(295)	(300)

Pro forma	$2,601	$2,255	$5,588	$4,308

Earnings per common share—basic, as reported	$.15	$.13	$.32	$.26

Pro forma	$.14	$.13	$.31	$.24

Earnings per common share—diluted, as reported	$.14	$.13	$.31	$.24

Pro forma	$.13	$.12	$.29	$.23

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and the Company does not believe the adoption will have a material effect on the Company’s results of operations or financial condition.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and it does not believe the adoption will have a material effect on the Company’s results of operation or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.

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

RESULTS OF OPERATIONS

Quarter Ended June 30 (columnar numbers in thousands):

	2005	2004	Change
Net sales:
Crop	$28,900	$23,971	$4,929
Non-crop	8,425	7,521	904

	$37,325	$31,492	$5,833

Gross profit:
Crop	$12,312	$10,905	$1,407
Non-crop	3,484	2,843	641

	$15,796	$13,748	$2,048

The Company reported net income of $2,748,000 or $.14 per diluted share for the second quarter ended June 30, 2005 as compared to net income of $2,405,000 or $.13 per diluted share for the same period in 2004. (Net income and per share data have been restated to reflect the effect of a 2 for 1 stock split that was distributed on April 15, 2005.)

Net sales for the second quarter 2005 increased by 19% to $37,235,000 from $31,492,000 in the same period of 2004. The increase sales levels were primarily as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $15,796,000 for the three months ended June 30, 2005 from $13,748,000 in the second quarter of 2004. Gross profit margins declined to 42% in the quarter ended June 30, 2005 from 44% in the same period in 2004. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,541,000 to $11,038,000 in the second quarter of 2005 from $9,497,000 in the same period of 2004. The differences in operating expenses by specific departmental costs are as follows:

	2005	2004	Change
Selling	$3,313	$3,136	$177
General and administrative	3,746	2,973	773
Research, product development and regulatory	1,680	1,569	111
Freight, delivery and warehousing	2,299	1,819	480

	$11,038	$9,497	$1,541

•	Selling expenses increased by $177,000 to $3,313,000 in the second quarter of 2005 from $3,136,000 in the same period of 2004. The increase was due primarily to increases in advertising and promotion and payroll and payroll related costs.

•	General and administrative expenses increased by $773,000 to $3,746,000 in the quarter ended June 30, 2005, as compared to $2,973,000 in the same period in 2004. The increase was due primarily to increased legal expenses (which accounted for approximately 89% or $688,000 of the increase) and an increase in payroll and payroll related costs. A significant portion of the increase in legal costs relates to legal proceedings between AMVAC Chemical Corporation and FMC Corporation relating to, among other things, AMVAC’s rights to sell its bifenthrin products under its current labels (the “FMC Proceedings”). (For further information, refer to Item 1 of Part II of this Report under the heading “FMC Proceedings”.)

•	Research and product development costs and regulatory registration expenses increased by $111,000 to $1,680,000 in the quarter ended June 30, 2005 from $1,569,000 in the same period of 2004. The increase was a result of higher costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $480,000 to $2,299,000 for the second quarter of 2005 as compared to $1,819,000 in the same period of 2004 due to the increased sales levels as well as the product mix of sales.

Interest costs before capitalized interest and interest income were $380,000 in the quarter ended June 30, 2005 as compared to $328,000 in the same period in 2004. The Company’s average overall debt for the quarter ended June 30, 2005 was $27,453,000 as compared to $42,945,000 for the same period in 2004. Notwithstanding the higher overall average debt in 2004, higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $81,000 of interest costs related to construction in progress during the second quarter of 2005 as compared to $20,000 in 2004. The Company also recognized $9,000 in interest income for the quarter ended June 30, 2005.

Income tax expense increased by $182,000 to $1,720,000 for the quarter ended June 30, 2005 as compared to $1,538,000 for the same period 2004 related to higher income before income taxes. The effective tax rate for the period ended June 30, 2005 was 38.5% as compared to 39% in the same period in 2004.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the six months ended June 30, 2005, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Six Months Ended June 30 (columnar numbers in thousands):

	2005	2004	Change
Net sales:
Crop	$65,000	$54,975	$10,025
Non-crop	13,555	10,736	2,819

	$78,555	$65,711	$12,844

Gross profit:
Crop	$27,325	$25,402	$1,923
Non-crop	6,016	3,536	2,480

	$33,341	$28,938	$4,403

The Company reported net income of $5,883,000 or $.31 per diluted share for the six months ended June 30, 2005 as compared to net income of $4,608,000 or $.24 per diluted share for the same period in 2004. (Net income and per share data have been restated to reflect the effect of a 2 for 1 stock split that was distributed on April 15, 2005.)

Net sales for the first six months of 2005 increased by 20% to $78,555,000 from $65,711,000 in the same period of 2004. The increase sales levels were primarily as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $33,341,000 for the six months ended June 30, 2005 from $28,938,000 in the same period in 2004. Gross profit margins declined to 42% in the six months ended June 30, 2005 from 44% in the same period in 2004. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $2,392,000 to $23,170,000 in the first six months of 2005 from $20,778,000 in the same period of 2004. The differences in operating expenses by specific departmental costs are as follows:

	2005	2004	Change
Selling	$9,015	$8,291	$724
General and administrative	6,655	5,784	871
Research, product development and regulatory	3,137	2,914	223
Freight, delivery and warehousing	4,363	3,789	574

	$23,170	$20,778	$2,392

•	Selling expenses increased by $724,000 to $9,015,000 in the first six months of 2005 from $8,291,000 in the same period of 2004. The increase was due primarily to an increase in variable selling expenses (that relate to both increased sales levels and the product mix of sales) and payroll and payroll related costs.

•	General and administrative expenses increased by $871,000 to $6,655,000 in the six months ended June 30, 2005, as compared to $5,784,000 in the same period in 2004. The increase was due primarily to increased legal expenses (which accounted for approximately 87% or $758,000 of the increase) and an increase in payroll and payroll related costs. As previously mentioned, a significant portion of the increase in legal costs relates to the FMC Proceedings.

•	Research and product development costs and regulatory registration expenses increased by $223,000 to $3,137,000 in the six months ended June 30, 2005 from $2,914,000 in the same period of 2004. The increase was a result of higher costs incurred to generate scientific data related to the registration of the Company’s products coupled with higher licenses and registration fees.

•	Freight, delivery and warehousing costs increased $574,000 to $4,363,000 for the first six months of 2005 as compared to $3,789,000 in the same period of 2004 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $719,000 in the six months ended June 30, 2005 as compared to $642,000 in the same period in 2004. The Company’s average overall debt for the six months ended June 30, 2005 was $27,690,000 as compared to $38,277,000 for the same period in 2004. Notwithstanding the higher overall average debt in 2004, higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $144,000 of interest costs related to construction in progress during the first six months of 2005 as compared to $35,000 in 2004. The Company also recognized $11,000 in interest income for the six months ended June 30, 2005 as compared to $1,000 in the same period in 2004.

Income tax expense increased by $778,000 to $3,724,000 for the six months ended June 30, 2005 as compared to $2,946,000 for the same period 2004 related to higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1,836,000 in operating activities during the six months ended June 30, 2005. Net income of $5,883,000, non-cash depreciation and amortization of $3,496,000, a decrease in prepaid expenses of $586,000 and an increase in trade payables and other payables and accrued expenses of $1,368,000 and $4,931,000, respectively, provided $16,264,000 of cash for operations. Increases in receivables and inventories of $13,445,000 and $4,655,000, respectively, used $18,100,000 in cash for operating activities.

The Company used $6,423,000 in investing activities during the six months ended June 30, 2005. It invested $6,478,000 in capital expenditures while other non-current assets declined by $55,000.

Financing activities provided $9,022,000 during the during the six months ended June 30, 2005. Net borrowing under the Company’s fully-secured revolving line of credit increased by $12,000,000. The Company received $77,000 from the issuance of common stock. The Company made payments on its debt of $2,053,000 and paid cash dividends of $1,002,000.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing. Accordingly, the Company filed a universal shelf registration statement on Form S-3 with the SEC on February 25, 2005 pursuant to which, the Company may issue common and preferred stock, warrants and debt securities, from time to time, up to an aggregate offering price of $50,000,000. The terms of any future offering will be established at the time of the offering.

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

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and the Company does not believe the adoption will have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and it does not believe the adoption will have a material effect on the Company’s results of operation or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” or SFAS No. 154. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.

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

Goodwill and Other Intangible Assets

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company tests identifiable intangible assets for impairment at least annually, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. As of January 1, 2002, the Company had an immaterial amount of goodwill and amortization related to the goodwill. As such, the adoption of SFAS 142 did not have a material impact on the Company’s financial statements.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of June 30, 2005, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

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

Item 1. Legal Proceedings

FMC Proceedings

AMVAC Chemical Corporation v. FMC Corporation [Case No. SACV 05-511 AHS (ANx); FMC Corporation v. AMVAC Chemical Corporation (Civil Action No. 05 cv 2593)

AMVAC Chemical Corporation and FMC Corporation are parties to certain civil legal proceedings relating to, among other things, AMVAC’s rights to sell its bifenthrin products under its current labels. (For further information, refer to the Company’s current report on Form 8-K filed June 24, 2005, SEC File No. 001-13795.)

AMVAC and FMC have entered into a written settlement that resolves all claims subject to such proceedings. Except in connection with the finalization of such settlement and the dismissal of such legal proceedings, the settlement will end the Company’s expenditure of significant legal costs in connection with such proceedings. The Company believes that the settlement will not have a material adverse effect on the Company, its business or operations.

Nicaragua Suits

Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04.

In prior descriptions of pending litigation and other matters, several suits filed in Nicaragua in January 2003 on behalf of banana workers claiming exposure to 1,2-dibromo-3-chloropropane (“DBCP”) were mentioned. It was reported that Amvac Chemical Corporation (“AMVAC”) had been named in these suits, but was not served with the complaints. These banana workers claim personal injuries from alleged exposure to DBCP in the 1970’s.

On May 5, 2005, AMVAC received two suits filed in Nicaragua in 2004 that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. These plaintiffs each claim $1 million in special and general damages and $5 million in punitive damages.

AMVAC has retained an attorney in Nicaragua and understands that these suits have not been officially served, but constitute first notice and an invitation to attend a mediation. One of these suits is based on Public Law 364 that requires the posting of a $100,000 bond and sets forth a lessened standard of proof to show that the claimed injuries are due to DBCP.

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 does not provide due process of law. AMVAC intends to contest personal jurisdiction. It is presently unknown as to how many of these 15 plaintiffs actually claim exposure to AMVAC’s product nor is there any verification of the claimed injuries.

A review of court filings in Chinandega, Nicaragua, by local counsel found 10 suits filed by multiple plaintiffs pursuant to Public Law 364 in 2003 that name AMVAC. These suits have never been served. In the 10 suits, all but 10 plaintiffs were dismissed.

Six additional suits based on Public Law 364 were also discovered that were filed between December 2004 and April 2005 in Nicaragua naming AMVAC and include a total of 45 plaintiffs. None of these six additional suits has been served. Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 9, 2005. There were present at the Annual Meeting, in person or by proxy, stockholders holding 16,559,153 shares, representing 91% of the total number of shares outstanding and entitled to vote at the meeting with such percentage representing a quorum. Three matters were submitted to a vote of the Stockholders.

1. The following individuals were nominated and elected to serve as directors as set forth below:

	Votes “For”	Votes to “Withhold Authority”
Herbert A. Kraft	14,374,009	2,185,144
Glenn A. Wintemute	14,359,636	2,199,517
Eric G. Wintemute	14,376,769	2,182,384
John B. Miles	14,300,368	2,258,785
Jay R. Harris	16,508,303	50,850
Carl R. Soderlind	16,492,153	67,000
Irving J. Thau	16,486,591	72,562

2. The appointment by the Board of Directors of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year 2005 was ratified by a vote of the stockholders. A total of 16,550,024 votes were cast in favor of the appointment, 6,989 votes cast against, and 2,140 votes were counted as abstentions.

3. The American Vanguard Corporation Amended and Restated 1994 Stock Incentive Plan was approved by a vote of the stockholders. The Board recommended a vote for the proposal. A total of 12,618,144 votes were cast in favor of the proposal, 144,953 were cast against, 64,911 votes were counted as abstentions, and 3,371,145 were counted as broker non-votes.

Item 6. Exhibits

Exhibits required to filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed June 14, 2005, SEC File No. 001-13795).*

10.2	Amended and Restated 1994 Stock Incentive Plan, as amended and restated through May 12, 2005 (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed June 14, 2005, SEC File No. 001-13795).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 8, 2005	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 8, 2005	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer