Form 10-Q
period 2005-09-30
AMERICAN VANGUARD CORP
filed 2005-11-09
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—18,283,857 shares as of November 7, 2005.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
Net sales	$49,754	$39,624	$128,309	$105,335
Cost of sales	27,596	21,178	72,810	57,951

Gross profit	22,158	18,446	55,499	47,384
Operating expenses	13,263	11,557	36,433	32,335

Operating income	8,895	6,889	19,066	15,049
Interest expense	439	371	1,158	1,013
Interest income	(1)	(4)	(12)	(5)
Interest capitalized	(108)	(15)	(252)	(50)

Income before income taxes	8,565	6,537	18,172	14,091
Income tax expense	3,297	2,549	7,021	5,495

Net income	$5,268	$3,988	$11,151	$8,596

Earnings per common share—basic	$.29	$.22	$.61	$.48

Earnings per common share—assuming dilution	$.27	$.21	$.58	$.45

Weighted average shares outstanding—basic (notes 5 & 6)	18,279	17,960	18,248	17,944

Weighted average shares outstanding—assuming dilution (notes 5 & 6)	19,312	19,159	19,298	19,144

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	September 30, 2005	Dec. 31, 2004
	(Unaudited)	(Note)
Current assets:
Cash	$2,532	$457
Receivables:
Trade	40,787	27,773
Other	235	532

	41,022	28,305

Inventories (note 3)	45,822	43,635
Prepaid expenses	731	1,479
Deferred tax asset	140	140

Total current assets	90,247	74,016
Property, plant and equipment, net (note 2)	31,289	26,118
Land held for development	211	211
Intangible assets	20,300	21,161
Other assets	744	840

	$142,791	$122,346

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005	Dec. 31, 2004
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$5,107	$5,107
Accounts payable	17,903	12,984
Accrued program costs	21,655	10,335
Accrued expenses and other payables	5,718	5,791
Accrued royalty obligations	1,499	1,837
Income taxes payable	1,658	1,687

Total current liabilities	53,540	37,741
Long-term debt, excluding current installments	14,394	19,474
Deferred income taxes	1,159	1,159

Total liabilities	69,093	58,374

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 19,953,955 shares at September 30, 2005 and 19,862,288 shares at December 31, 2004	1,995	1,986
Additional paid-in capital	10,657	9,560
Accumulated other comprehensive income	(193)	(207)
Retained earnings	63,984	55,378

	76,443	66,717
Less treasury stock at cost, 1,670,098 shares at September 30, 2005 and December 31, 2004	(2,745)	(2,745)

Total stockholders’ equity	73,698	63,972

	$142,791	$122,346

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Increase (decrease) in cash	2005	2004
Cash flows from operating activities:
Net income	$11,151	$8,596
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,199	3,893
Changes in assets and liabilities associated with operations:
Increase in receivables	(12,717)	(1,890)
Increase in inventories	(2,187)	(6,869)
Decrease (increase) in prepaid expenses and other current assets	764	(305)
Increase (decrease) in accounts payable	4,919	(6,669)
Increase in other current liabilities	10,332	11,080

Net cash provided by operating activities	17,461	7,836

Cash flows from investing activities:
Capital expenditures	(8,865)	(6,220)
Additions to intangible assets	(644)	(2,300)
Net decrease in other non-current assets	80	540

Net cash used in investing activities	(9,429)	(7,980)

(Continued)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(In thousands)

For The Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Increase (decrease) in cash	2005	2004
Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	$(2,000)	$5,800
Proceeds from issuance of long-term debt	—	1,288
Principal payments on long-term debt	(3,080)	(4,748)
Exercise of common stock options	111	301
Payment of cash dividends	(1,002)	(726)
Purchase of treasury stock	—	(301)

Net cash (used in) provided by financing activities	(5,971)	1,614

Net increase in cash	2,061	1,470
Cash at beginning of year	457	887
Effect of exchange rate changes on cash	14	39

Cash as of September 30	$2,532	$2,396

Supplemental schedule of non-cash investing and financial activities:

On September 14, 2005, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 14, 2005, to stockholders of record at the close of business on September 30, 2005. Cash dividends paid October 14, 2005, totaled $548,000.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Property, plant and equipment at September 30, 2005 and December 31, 2004 consists of the following:

	September 30, 2005	December 31, 2004
Land	$2,441	$2,441
Buildings and improvements	5,180	5,105
Machinery and equipment	47,319	44,772
Office furniture, fixtures and equipment	3,586	3,378
Automotive equipment	209	209
Construction in progress	10,035	3,999

	68,770	59,904
Less accumulated depreciation	37,481	33,786

	$31,289	$26,118

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2005	December 31, 2004
Finished products	$40,388	$39,244
Raw materials	5,434	4,391

	$45,822	$43,635

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales:
Crop	$38,558	$25,003	$103,558	$79,978
Non-crop	11,196	14,621	24,751	25,357

	$49,754	$39,624	$128,309	$105,335

5. On September 14, 2005, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 14, 2005, to stockholders of record at the close of business on September 30, 2005.

On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the 2 for 1 stock split). Both dividends were distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend was paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005. Accordingly, all share, weighted average share, and per share amounts have been restated to reflect the stock split.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Numerator:
Net income	$5,268	$3,988	$11,151	$8,596

Denominator:
Weighted averages shares outstanding	18,279	17,960	18,248	17,944
Assumed exercise of stock options	1,033	1,199	1,050	1,200

	19,312	19,159	19,298	19,144

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

8. Reclassification – Certain items have been reclassified in the prior period consolidated financial statements to conform with the September 30, 2005 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$5,268	$3,988	$11,151	$8,596
Foreign currency translation adjustment	2	51	14	39

Comprehensive income	$5,270	$4,039	$11,165	$8,635

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,268	$3,988	$11,151	$8,596
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(150)	(442)	(450)

Pro forma	$5,121	$3,838	$10,709	$8,146

Earnings per common share—basic, as reported	$.29	$.22	$.61	$.48

Pro forma	$.28	$.21	$.59	$.45

Earnings per common share—diluted, as reported	$.27	$.21	$.58	$.45

Pro forma	$.27	$.20	$.55	$.43

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company has adopted this statement as required, and it does not believe the adoption has had a material effect on the Company’s results of operation or financial condition.

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

12. Subsequent Event—On October 31, 2005, AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, completed the acquisition of assets constituting the global Phorate insecticide product line from BASF Aktiengesellschaft (“BASF”), for approximately $26.1 million in purchase price consideration, subject to a post-closing adjustment to reflect the value of inventories as of the time of closing. The assets purchased by AMVAC included the active ingredient Phorate, the trademarks Thimet®, Granutox®, Granutox 5®, and Geomet®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories, as well as an exclusive license to use BASF’s patented, closed delivery system, Lock ‘N Load®, in the U.S., Canada and Australia for Phorate.

In order to finance the acquisition of the global Phorate insecticide product line, AMVAC borrowed under its revolving line of credit on October 31, 2005. As of October 31, 2005, the aggregate outstanding principal amount of AMVAC’s borrowings under the revolving line of credit was $24 million, and AMVAC had $21 million of availability under its revolving line of credit facility. At the Company’s option, the amount borrowed under its revolving line of credit related to this acquisition can be converted to a term loan. For more detailed information about the Company’s fully-secured credit facility, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS

Quarter Ended September 30 (columnar numbers in thousands):

	2005	2004	Change
Net sales:
Crop	$38,558	$25,003	$13,555
Non-crop	11,196	14,621	(3,425)

	$49,754	$39,624	$10,130

Gross profit:
Crop	$16,968	$13,961	$3,007
Non-crop	5,190	4,485	705

	$22,158	$18,446	$3,712

The Company reported net income of $5,268,000 or $.27 per diluted share for the third quarter ended September 30, 2005 as compared to net income of $3,988,000 or $.21 per diluted share for the same period in 2004. (Net income and per share data have been restated to reflect the effect of a 2 for 1 stock split that was distributed on April 15, 2005.)

Net sales for the third quarter 2005 increased by 26% to $49,754,000 from $39,624,000 in the same period of 2004. The increase sales levels were achieved through growth (primarily attributable to higher sales volume) across the vast majority of the Company’s product lines. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $22,158,000 for the three months ended September 30, 2005 from $18,446,000 in the third quarter of 2004. Gross profit margins declined to 45% in the quarter ended September 30, 2005 from 47% in the same period in 2004. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,706,000 to $13,263,000 in the third quarter of 2005 from $11,557,000 in the same period of 2004. The differences in operating expenses by specific departmental costs are as follows:

	2005	2004	Change
Selling	$4,733	$3,659	$1,074
General and administrative	3,115	3,417	(302)
Research, product development and regulatory	2,146	1,843	303
Freight, delivery and warehousing	3,269	2,638	631

	$13,263	$11,557	$1,706

•	Selling expenses increased by $1,074,000 to $4,733,000 in the third quarter of 2005 from $3,659,000 in the same period of 2004. Increases in programs and related costs, advertising and promotion and payroll and payroll related costs accounted for 52%, 21% and 17% of the increase respectively, with the balance of the increase resulting from increases in other variable selling expenses.

•	General and administrative expenses declined by $302,000 to $3,115,000 in the quarter ended September 30, 2005, as compared to $3,417,000 in the same period in 2004. The decline was due primarily to a decline in outside professional fees.

•	Research and product development costs and regulatory registration expenses increased by $303,000 to $2,146,000 in the quarter ended September 30, 2005 from $1,843,000 in the same period of 2004. The increase was a result of higher costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products.

•	Freight, delivery and warehousing costs increased $631,000 to $3,269,000 for the third quarter of 2005 as compared to $2,638,000 in the same period of 2004 due to the increased sales levels as well as the product mix of sales.

Interest costs before capitalized interest and interest income were $439,000 in the quarter ended September 30, 2005 as compared to $371,000 in the same period in 2004. The Company’s average overall debt for the quarter ended September 30, 2005 was $33,054,000 as compared to $37,367,000 for the same period in 2004. Higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $108,000 of interest costs related to construction in progress during the third quarter of 2005 as compared to $15,000 in 2004. The Company also recognized $1,000 in interest income for the quarter ended September 30, 2005 as compared to $4,000 in 2004.

Income tax expense increased by $748,000 to $3,297,000 for the quarter ended September 30, 2005 as compared to $2,549,000 for the same period 2004 related to higher income before income taxes. The effective tax rate for the period ended September 30, 2005 was 38.5% as compared to 39% in the same period in 2004.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the nine months ended September 30, 2005, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Nine Months Ended September 30 (columnar numbers in thousands):

	2005	2004	Change
Net sales:
Crop	$103,558	$79,978	$23,580
Non-crop	24,751	25,357	(606)

	$128,309	$105,335	$22,974

Gross profit:
Crop	$44,293	$39,363	$4,930
Non-crop	11,206	8,021	3,185

	$55,499	$47,384	$8,115

The Company reported net income of $11,151,000 or $.58 per diluted share for the nine months ended September 30, 2005 as compared to net income of $8,596,000 or $.45 per diluted share for the same period in 2004. (Net income and per share data have been restated to reflect the effect of a 2 for 1 stock split that was distributed on April 15, 2005.)

Net sales for the first nine months of 2005 increased by 22% to $128,309,000 from $105,335,000 in the same period of 2004. The increase sales levels were achieved through growth (primarily attributable to higher sales volume) across the vast majority of the Company’s product lines. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $55,499,000 for the nine months ended September 30, 2005 from $47,384,000 in the same period in 2004. Gross profit margins declined to 43% in the nine months ended September 30, 2005 from 45% in the same period in 2004. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $4,098,000 to $36,433,000 in the first nine months of 2005 from $32,335,000 in the same period of 2004. The differences in operating expenses by specific departmental costs are as follows:

	2005	2004	Change
Selling	$13,748	$11,953	$1,795
General and administrative	9,770	9,198	572
Research, product development and regulatory	5,283	4,757	526
Freight, delivery and warehousing	7,632	6,427	1,205

	$36,433	$32,335	$4,098

•	Selling expenses increased by $1,795,000 to $13,748,000 in the first nine months of 2005 from $11,953,000 in the same period of 2004. Increases in programs and related costs, payroll and payroll related costs and advertising and promotion costs accounted for 37%, 23% and 16% of the increase respectively, with the balance of the increase resulting from increases in other variable selling expenses.

•	General and administrative expenses increased by $572,000 to $9,770,000 in the nine months ended September 30, 2005, as compared to $9,198,000 in the same period in 2004. The increase was due primarily to increased legal expenses (which accounted for approximately 88%) and an increase in payroll and payroll related costs.

•	Research and product development costs and regulatory registration expenses increased by $526,000 to $5,283,000 in the nine months ended September 30, 2005 from $4,757,000 in the same period of 2004. The increase was a result of higher costs incurred to generate scientific data related to the registration of the Company’s products coupled with higher licenses and registration fees.

•	Freight, delivery and warehousing costs increased by $1,205,000 to $7,632,000 for the first nine months of 2005 as compared to $6,427,000 in the same period of 2004 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $1,158,000 in the nine months ended September 30, 2005 as compared to $1,013,000 in the same period in 2004. The Company’s average overall debt for the nine months ended September 30, 2005 was $29,536,000 as compared to $37,822,000 for the same period in 2004. Higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $252,000 of interest costs related to construction in progress during the first nine months of 2005 as compared to $50,000 in 2004. The Company also recognized $12,000 in interest income for the nine months ended September 30, 2005 as compared to $5,000 in the same period in 2004.

Income tax expense increased by $1,526,000 to $7,021,000 for the nine months ended September 30, 2005 as compared to $5,495,000 for the same period 2004 related to higher income before income taxes. The effective tax rate for the nine months ended September 30, 2005 was 38.6% as compared to 39% in the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $17,461,000 of cash during the nine months ended September 30, 2005. Net income of $11,151,000, non-cash depreciation and amortization of $5,199,000, a decrease in prepaid expenses of $764,000 and an increase in trade payables and other payables and accrued expenses of $4,919,000 and $10,332,000, respectively, provided $32,365,000 of cash for operations. Increases in receivables and inventories of $12,717,000 and $2,187,000, respectively, used $14,904,000 in cash for operating activities.

The Company used $9,429,000 in investing activities during the nine months ended September 30, 2005. It invested $8,865,000 in capital expenditures, $644,000 in intangible assets while other non-current assets declined by $80,000.

The Company used $5,971,000 in financing activities during the nine months ended September 30, 2005. Net borrowings under the Company’s fully-secured revolving line of credit declined by $2,000,000. The Company made payments on its other long-term debt of $3,080,000 and paid cash dividends of $1,002,000 while $111,000 was received from the issuance of common stock.

On October 31, 2005, AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, completed the acquisition of assets constituting the global Phorate insecticide product line from BASF Aktiengesellschaft (“BASF”), for approximately $26.1 million in purchase price consideration, subject to a post-closing adjustment to reflect the value of inventories as of the time of closing. The assets purchased by AMVAC included the active ingredient Phorate, the trademarks Thimet®, Granutox®, Granutox 5®, and Geomet®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories, as well as an exclusive license to use BASF’s patented, closed delivery system, Lock ‘N Load®, in the U.S., Canada and Australia for Phorate.

In order to finance the acquisition of the global Phorate insecticide product line, AMVAC borrowed under its revolving line of credit on October 31, 2005. As of October 31, 2005, the aggregate outstanding principal amount of AMVAC’s borrowings under the revolving line of credit was $24 million, and AMVAC had $21 million of availability under its revolving line of credit facility. At the Company’s option, the amount borrowed under its revolving line of credit related to this acquisition can be converted to a term loan. For more detailed information about the Company’s fully-secured credit facility, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company has adopted this statement as required, and it does not believe the adoption has had a material effect on the Company’s results of operation or financial condition.

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

Property, Plant and Equipment and Depreciation

Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, and construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of September 30, 2005, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

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

On occasion, the Company and/or AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, are involved as either a plaintiff or defendant to claims and legal actions incidental to their operations.

Copyright Suit

On August 9, 2005, AMVAC settled its litigation with FMC Corporation regarding AMVAC’s right to sell certain products under its current labels. The settlement did not and will not have a material adverse effect on the Company’s financial status or business operations.

Personal Injury Suits

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company and Shell Oil Company and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. The defendants contend there is currently no reliable evidence demonstrating that ordinary field application of DBCP leads to sterility among farm workers, especially to those not involved with its application.

Thus far there are approximately forty-five lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. One of these lawsuits is pending in a Los Angeles Superior Court with 31 Nicaraguan plaintiffs that is scheduled for trial for July 17, 2006. Most of the cases are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 1,175 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses.

The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company and AMVAC will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company and/or AMVAC to significant liabilities, which could have a material adverse effect on their financial condition and operating results.

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

AMERICAN VANGUARD CORPORATION

Dated: November 7, 2005	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute
President, Chief Executive Officer and Director

Dated: November 7, 2005	By:	/s/ JAMES A. BARRY
James A. Barry
Senior Vice President, Chief Financial Officer, Secretary/Treasurer