Form 10-K
period 2005-12-31
AMERICAN VANGUARD CORP
filed 2006-03-16
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $135.4 million. This figure is estimated as of June 30, 2005 at which date the closing price of the registrant’s Common Stock on the American Stock Exchange was $20.91 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2005, was 18,244,172. The number of shares of $.10 par value Common Stock outstanding as of March 10, 2006, was 19,473,675.

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2005

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

American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd. (“Chemical UK”), Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”) AMVAC Switzerland GmbH (Refer to Export Operations), and Environmental Mediation, Inc.

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

In December 2005, AMVAC acquired the cereal herbicide product line, Difenzoquat from BASF Aktiengesellschaft (“BASF”). The product line consists of the active ingredient Difenzoquat, the trademark Avenge™, the manufacturing and formulation know-how, and registration rights and intellectual property rights in the United States and Canada. Avenge is a post-emergent herbicide primarily to control wild oats in barley and wheat. Avenge has a unique mode of action, it can be tank mixed with many popular broad leaf herbicides to provide broadleaf weed control as well as for effectively managing herbicide resistance problems in wild oats.

In November 2005, AMVAC acquired the global Phorate insecticide product line from BASF. The product line consisted of the active ingredient Phorate, the trademarks Thimet®, Granutox® and Geomet®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories as well as an exclusive license to use BASF’s patented, closed delivery system, Lock ‘N Load®, in the United States, Canada and Australia for Phorate. Phorate is registered in more than fifteen countries, with the main markets in Asia Pacific and the Americas. It is used on agricultural crops, mainly potatoes, corn, cotton, rice and sugarcane, to protect against chewing and piercing-sucking insects.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

In March 2005, AMVAC entered into an exclusive multi-year agreement with BASF to develop, register and commercialize Topramezone, a new herbicide for post-emergent use in corn in North America. Under the terms of a licensing and supply agreement BASF would supply the product to AMVAC. In August 2005, AMVAC received a registration from the U.S. Environmental Protection Agency for Impact™ (active ingredient: Topramezone), a new herbicide for the use in field corn, seed corn, sweet corn and popcorn.

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

In December 2003, AMVAC acquired certain assets related to the active ingredient dichlorvos (“DDVP”) used in the animal health business and marketed primarily under the trade name Nuvan® from Novartis Animal Health, Inc. a business unit of Novartis AG. Since 1975, AMVAC has manufactured a technical form of DDVP, used primarily in specialty markets as a broad-spectrum household and specialty insecticide. Nuvan, which is used primarily for animal health to control flies and ecto-parasites, will expand the AMVAC’s animal health business as well as its international sales of DDVP. DDVP products are highly effective in controlling in enclosed spaces, a wide variety of pests including mosquitoes, flies, and cockroaches. AMVAC has been the primary generator of data to support the registration of DDVP products worldwide.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In June 2002, AMVAC acquired certain assets associated with the Folex® cotton defoliant business conducted in the United States by Aventis CropScience USA prior to Bayer AG’s acquisition of Aventis CropScience S.A. The purchase included the EPA end-use product registration for Folex as well as the Folex trademark and product inventories. In addition, an existing supply agreement with Bayer Corporation providing for the supply of active ingredient and access to data in support of the end-use product registration has been assigned to AMVAC, allowing AMVAC to purchase the active ingredient in Folex from Bayer. Bayer markets a product under its trademark Def® which is similar to Folex, and continues to sell Def following its acquisition of Aventis.

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

Customers

United Agri Products, Agriliance and Helena Chemical Company accounted for 15%, 13% and 11%, respectively of the Company’s sales in 2005. United Agri Products, Helena Chemical Company and Agriliance

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

accounted for 18%, 12% and 11%, respectively of the Company’s sales in 2004. Helena Chemical Company and United Agri Products accounted for 11% each of the Company’s sales in 2003.

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

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,853,000, $3,081,000 and $4,669,000 during 2005, 2004 and 2003 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,870,000 in 2006. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Environmental

During 2005, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2005 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in 2006 or 2007. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

concerns. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations. As part of its continuing environmental program, except as disclosed in PART I, Item 3, Legal Proceedings, of this Annual Report, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

Employees

As of March 10, 2006, the Company employed approximately 300 persons. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in Basel, Switzerland in January 2006. The office operates under the name AMVAC Switzerland GmbH and is located in Basel, Switzerland. The Company formed the new subsidiary to expand its resources dedicated to non-U.S. opportunities, primarily in the EU.

The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2005, 2004 and 2003.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2005	2004	2003
Export Sales	$13,856,000	$10,265,000	$8,943,000
Percentage of Net Sales	7.3%	6.8%	7.2%

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

* * *

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on the Company’s website are our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Guidelines, our Code of Conduct and Ethics, our Employee Complaint Procedures for Accounting and Auditing Matters and our policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

* * *

ITEM 1A.	RISK FACTORS

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for Risk Factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

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

In 2001, AMVAC completed the acquisition of a manufacturing facility from DuPont. The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long-

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed primarily to manufacture pyrethroids and organophosphates. The acquisition increased AMVAC’s capacity while also providing flexibility and geographic diversity. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report.)

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

ITEM 3	LEGAL PROCEEDINGS

DBCP LAWSUITS

I.	DBCP Litigation

AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination (of water supplies) or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). A summary of these actions follows:

A.	Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with DBCP in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). The settlement agreement obligates the defendants to pay for the installation of filtration devices on other wells that become contaminated later and for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. In connection with the settlement, in October 2005, AMVAC paid for a share of a permanent filtration system in the amount of $222,198.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs” allege sterility and other injuries. (The plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last several years, the focus of the case has been on procedural issues. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court. Once the case reaches state court, the defendants may seek to effect dismissal under forum non conveniens pursuant to state court procedures. No activity has taken place in the US court system on this case since early 2004 as apparently, the suit has not been officially received in the state court upon remand. However, the plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries in 1998, alleging in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously.

On or about October 1, 2003, the Company was indirectly advised of a possible claim for groundwater contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with DBCP and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Pine, Maui Pineapple Company, The Dow Chemical Company, Dow AgroSciences, LLC, Occidental Petroleum Corporation, Occidental Chemical Corporation, Shell Oil Company, Shell Chemical Company, American Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. The Company has been advised that the total claim could approximate four million dollars ($4,000,000). Through mediation, on January 15, 2004, the Company reached a settlement with HWSC for fifty-five thousand dollars ($55,000.00), contingent upon obtaining a court order approving the settlement as one made in good faith. The motion for approval of the good faith settlement was granted in 2005 and the suit against AMVAC has been dismissed, pursuant to the settlement.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

B.	Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000) was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. The federal court then ordered remand to state court. No activity has taken place on this matter since 2001. Without discovery, it is unknown whether any of the plaintiffs were exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome in this case.

C.	Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, but they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. No activity has taken place on this matter since late 2003. As in many of the other banana worker’s cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

D.	Texas Matters

These matters involve an earlier round of litigation by foreign banana workers. These actions, entitled Franklin Rodriquez Delgado, et al., Jorge Colindres Carcamo, individually and on behalf of all other similarly

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. were originally filed in various state courts in Texas, subsequently removed to the United States Court of Appeals, Fifth Circuit, and were ordered to be remanded back to state court under forum non conveniens. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the plaintiffs but was sued on a third party complaint by Dow Chemical Company. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company and Shell Oil Company settled with these plaintiffs as well as with about fifteen thousand other banana workers represented by the plaintiffs’ law firm (not the firm representing the Patrickson and Mississippi plaintiffs). Dow Chemical Company was then dismissed by the plaintiffs with prejudice in September 1997. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the grower defendants. The remaining claims are pending in the Texas state court.

E.	Nicaragua Matters

Tellez et al v. Dole Food Company, Inc. et al

(a) On March 26, 2004, 25 plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana plantations in their home country. The named defendants are Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, and AMVAC Chemical Corporation. American Vanguard is not named as a defendant. Punitive damages are also sought against all defendants.

(b) The plaintiffs claim personal injuries for sterility, reduced sperm counts, and other reproductive injuries. They claim exposure from working on banana plantations in Nicaragua from dermal contact with DBCP and inhalation of vapors. The plaintiffs also claimed exposure to DBCP in groundwater that they ingested, but testing of wells in October 2005 did not reveal the presence of any DBCP contamination and this claim of exposure through groundwater is being dropped.

AMVAC was served with the complaint on April 12, 2004 and filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. The case was subsequently remanded to state court.

On September 2, 2004, the plaintiffs were permitted to file an amended complaint that dropped seven plaintiffs and added 18 others, so that there were a total of 36 plaintiffs. Since that time, six plaintiffs have been dismissed and four others who have not yet obtained U.S. visas to come to the United States for their depositions, have been transferred to the Mejia case listed below, reducing the total to 26.

Through the end of 2005 and to the date of this response, the defendants have been taking depositions of the plaintiffs in Los Angeles and having the plaintiffs examined by an urologist. At a status conference on February 9, 2005, a trial date for July 17, 2006 was scheduled.

(c) AMVAC contends that very few of these plaintiffs worked at a banana farm when its product could have been used. AMVAC also disputes the nature and extent of the claimed injuries. AMVAC intends to continue to vigorously contest this case.

(d) It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Medical examinations and testing of plaintiffs and their spouses are ongoing and expert depositions will not begin until April 2006. However, this case, like the other pending banana workers suits, presents difficult issues of law and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

fact to all parties and has a potentially large exposure. If plaintiffs are successful, it is likely that other banana workers from Nicaragua will file suit in California.

Rodolfo Mejia et al v. Dole Food Company, Inc. et al

On September 20, 2005, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of 16 Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the 16 plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1970 to 1984, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management as in the Tellez matter. Discovery has not yet begun in this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

Suits filed in Nicaragua

The Los Angeles attorneys representing these workers in California have recently stated that they have as many as 10,000 clients in Nicaragua. Twenty-six of them are plaintiffs in the Tellez suit and 20 are now plaintiffs in the Mejia suit pending in the Los Angeles County Superior Court.

In prior descriptions of pending litigation and other matters, several suits filed in Nicaragua in January 2003 on behalf of banana workers claiming exposure to DBCP were mentioned. It was reported that AMVAC had been named in these suits, but was not served with the complaints.

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar lawsuits filed on behalf of a total of 30 plaintiffs. These plaintiffs each claim $1 million in special and general damages and $5 million in punitive damages.

AMVAC has retained an attorney in Nicaragua and understands that the receipt of these eight suits constitutes first notice and an invitation to attend mediation. All but one of these suits is based on Nicaraguan Public Law 364 issued in October 2000 that is directed solely at DBCP and requires the posting of a $100,000 bond, sets forth a lessened standard of proof to show that the claimed injuries are due to DBCP, and establishes an unreasonable amount of minimum compensation for injuries. This law also provides that there is no statute of limitations.

On January 25, 2006, AMVAC was served with the Flavio Apolinar Castillo and Luis Cristobal Martinez Suazo suits listed above. Counsel in Nicaragua is in the process of preparing objections to jurisdiction over AMVAC in these two cases.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 66 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 2,261 plaintiffs. None of these other additional suits has been served. Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages. It is anticipated that the plaintiffs’ attorneys will continue to file additional actions on a monthly basis in Nicaragua.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

In an earlier round of suits brought in Nicaragua against Dow, Shell, and Standard Fruit only, the Nicaragua court issued judgments for $490 million in December 2002 based on claims of 583 banana workers, despite defenses of lack of personal jurisdiction and the unconstitutionality of Public Law 364. It has been reported that in 2003, the United States District Court in Los Angeles refused to enforce these judgments on the basis that the judgments did not properly name the defendants. The U.S. District Court did not reach the issue of due process under Public Law 364. An appeal to the Ninth Circuit Court of Appeal is pending.

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC intends to contest personal jurisdiction and demand under Law 364 that the claims be litigated in the United States. Thus far, it appears that the Nicaraguan courts have denied all requests of other defendants under Law 364 that allow the defendants the option of consenting to jurisdiction in the United States. It is presently unknown as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Based on the precedent of the earlier suits in Nicaragua, it would appear likely that the Nicaragua courts will, over the defendants’ objections, enter multi-million dollar judgments for the plaintiffs and against all defendants in these cases. One such judgment was entered in August 2005 for $97 million for 150 plaintiffs against Dole Food and other entities.

F.	Other Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 on behalf of hundreds of banana workers in other countries, including Costa Rica and Honduras. AMVAC has not been named in these suits.

II.	Other Litigation.

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent’) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. To date, only limited discovery has been done, and it is too early in the process to provide any evaluation of the probability of an unfavorable outcome.

OTHER

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

No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART II

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective March 7, 2006, the Company’s $0.10 par value common stock (“Common Stock”) is listed on the New York Stock Exchange under the ticker symbol AVD. From January 1998 through March 6, 2006, the Common Stock was listed on the American Stock Exchange under the ticker symbol AVD. The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

The following table sets forth the range of high, low and closing sales prices as reported for the Company’s Common Stock for the calendar quarters indicated (as adjusted for stock splits and stock dividends).

	High	Low	Close
Calendar 2005
First Quarter	$22.88	$16.00	$22.44
Second Quarter	22.55	16.90	20.91
Third Quarter	24.65	18.04	18.31
Fourth Quarter	26.98	18.22	23.50
Calendar 2004
First Quarter	$16.07	$11.17	$15.67
Second Quarter	20.75	13.95	16.84
Third Quarter	18.00	13.63	17.87
Fourth Quarter	20.48	15.65	18.39

As of March 10, 2006 the number of stockholders of the Company’s Common Stock was approximately 3,400, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

On September 14, 2005, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share which was distributed on October 14, 2005, to stockholders of record at the close of business on September 30, 2005.

On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the stock split). Both dividends were distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend was paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005.

On September 14, 2004, the Company announced that the Board of Directors declared a cash dividend of $.05 per share ($0.025 as adjusted for stock splits) which was distributed on October 15, 2004 to stockholders of record at the close of business on October 1, 2004.

On March 16, 2004, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.12 per share ($0.040 as adjusted for stock splits). Both dividends were distributed on April 16, 2004 to stockholders of record at the close of business on March 26, 2004. The cash dividend was paid on the number of shares outstanding prior to the 3 for 2 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s common stock on March 26, 2004.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

On September 12, 2003, the Company announced that the Board of Directors declared a cash dividend of $.05 per share ($0.017 as adjusted for stock splits) which was distributed on October 17, 2003 to stockholders of record as of October 3, 2003.

On March 19, 2003, the Company announced that the Board of Directors declared a 3 for 2 stock split and a cash dividend of $.13 per share ($.029 as adjusted for stock splits). Both dividends were distributed on April 11, 2003 to stockholders of record at the close of business on March 28, 2003.

The Company has issued a cash dividend in each of the last ten years dating back to 1996.

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for weighted average number of shares and per share data)

	2005	2004	2003	2002	2001
Operating revenues	$189,796	$150,855	$124,863	$100,671	$83,127

Operating income	$32,267	$24,958	$16,542	$11,879	$10,367

Income before income tax expense	$30,939	$23,733	$16,182	$11,278	$9,023

Net income	$19,002	$14,477	$10,263	$7,049	$5,639

Earnings per common share(1)	$1.04	$.81	$.58	$.41	$.33

Earnings per common share—assuming dilution(1)	$.98	$.76	$.55	$.39	$.32

Total assets	$183,227	$122,346	$106,734	$75,448	$68,565

Long-term debt and capital lease obligations, less current portion	$34,367	$19,474	$22,142	$17,765	$14,164

Stockholders’ equity	$82,448	$63,972	$50,334	$40,243	$33,958

Weighted average shares outstanding—basic(1)	18,258,134	17,963,396	17,622,606	17,340,602	17,210,628

Weighted average shares outstanding—assuming dilution(1)	19,319,055	19,167,450	18,628,506	18,183,570	17,741,700

Dividends per share of common stock(1)	$.085	$.065	$.046	$.035	$.027

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2005 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2005. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

2005 Compared with 2004:

	2005	2004	Change
Net sales:
Crop	$157,327,000	$122,498,000	$34,829,000
Non-crop	32,469,000	28,357,000	4,112,000

	$189,796,000	$150,855,000	$38,941,000

Gross profit:
Crop	$69,895,000	$58,465,000	$11,430,000
Non-crop	15,784,000	13,793,000	1,991,000

	$85,679,000	$72,258,000	$13,421,000

The Company reported net income of $19,002,000 or $ .98 per diluted share in 2005 as compared to net income of $14,477,000 or $ .76 per diluted share in 2004. (Net income per share data has been restated to reflect the effect of a 2 for 1 stock split that was distributed on April 15, 2005.)

Net sales in 2005 increased by 26% to $189,796,000 from $150,855,000 in 2004. The record sales levels were achieved through growth (primarily attributable to higher sales volume) across the vast majority of the Company’s product lines coupled with the selling of a new insecticide product line (Phorate) we acquired from BASF in November which represents the Company’s largest acquisition to date, the fourth quarter sales, of which, exceeded the Company sales expectations. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impacted net sales.

Gross profits increased $13,421,000 to $85,679,000 in 2005 from $72,258,000 in 2004. Gross profit margins declined to 45% in 2005 from 48% in 2004. The reduction in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $6,112,000 to $53,412,000 in 2005 from $47,300,000 in 2004. Operating expenses as a percentage of sales were 28% in 2005 as compared to 31% in 2004. The differences in operating expenses by specific departmental costs are as follows:

•	Selling expenses increased by $2,200,000 to $20,140,000 in 2005 from $17,940,000 in 2004. Increases in payroll and payroll related costs, programs and related costs and advertising and promotion costs accounted for 22%, 19% and 15% of the increase respectively, with the balance of the increase resulting from increases in other variable selling expenses related to both increased sales levels and the product mix of sales.

•	General and administrative expenses increased by $1,654,000 to $14,382,000 in 2005 as compared to $12,728,000 in 2004. The increase was due to increased legal expenses (which accounted for approximately 47%), payroll, payroll related costs and other compensation costs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	Research and product development costs and regulatory registration expenses increased by $219,000 to $7,175,000 in 2005 from $6,956,000 in 2004. The increase was a result of higher licenses and registration fees and payroll and payroll related costs.

•	Freight, delivery and warehousing costs increased $2,039,000 to $11,715,000 in 2005 as compared to $9,676,000 in 2004 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $1,720,000 in 2005 as compared to $1,310,000 in 2004. The Company’s average overall debt in 2005 was $30,137,000 as compared to $37,822,000 in 2004. Higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $363,000 of interest costs related to construction in progress in 2005 as compared to $72,000 in 2004. The Company recognized $29,000 in interest income in 2005 as compared to $13,000 in 2004.

Income tax expense increased by $2,681,000 to $11,937,000 in 2005 as compared to $9,256,000 in 2004. The Company’s effective tax rate was 38.6% in 2005 as compared to 39% in 2004. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2005, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

The Company reported net income of $14,477,000 or $.76 per diluted share in 2004 as compared to net income of $10,263,000 or $.55 per diluted share in 2003. (Net income per share data has been restated to reflect the effect of a 3 for 2 stock split that was distributed on April 16, 2004.)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Liquidity and Capital Resources

Operating activities provided $18,749,000 of cash during the year ended December 31, 2005. Net income of $19,002,000, non-cash depreciation and amortization of $7,016,000, an increase in accounts payable, accrued expenses and other payables of $24,409,000, a decrease in other current assets of $767,000 and a change in deferred income taxes of $243,000 provided $51,437,000 of cash for operations. Increases in receivables of $31,964,000 and inventories of $724,000 used $32,688,000 in cash for operating activities.

The Company used $35,231,000 in investing activities in 2005. It invested $13,186,000 in capital expenditures, $22,112,000 in intangible assets while other non-current assets declined by $67,000.

Financing activities provided $17,358,000 in 2005. The Company received proceeds from new long-term debt of $20,000,000. Net borrowings under the Company’s fully-secured revolving line of credit increased by $3,000,000 while $1,015,000 was received related to the issuance of common stock. The Company made payments on its debt of $5,107,000 and paid cash dividends of $1,550,000.

On October 31, 2005, AMVAC completed the acquisition of assets constituting the global Phorate insecticide product line from BASF Aktiengesellschaft (“BASF”), for approximately $26.1 million in purchase price consideration, subject to a post-closing adjustment to reflect the value of inventories as of the time of closing. The assets purchased by AMVAC included the active ingredient Phorate, the trademarks Thimet®, Granutox®, Granutox 5®, and Geomet®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories, as well as an exclusive license to use BASF’s patent, closed delivery system, Lock ‘N Load®, in the United States, Canada and Australia for Phorate.

In order to finance the acquisition of the global Phorate insecticide product line, AMVAC borrowed under its revolving line of credit on October 31, 2005.

In February 2006, the Company completed a $23,400,000 million private placement, consisting of 1,040,000 shares of its common stock with a group of institutional investors. Net proceeds of the financing were approximately $22,500,000. The Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (Registration No. 333-122981) covering the offering and sale of its common stock. (Refer to the Company’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

Management continues to believe, that to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing. Accordingly, the Company filed the aforementioned universal shelf registration statement on Form S-3 with the SEC on February 25, 2005 pursuant to which the Company may issue common and preferred stock, warrants and debt securities from time to time, up to an aggregate offering price of $50,000,000. The terms of any future offering would be established at the time of the offering.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$—	$—	$—	$—	$—
Note payable to bank	42,474	8,107	32,321	2,046	—
Accrued royalty obligations	1,801	1,801	—	—	—
Employment agreement(s)	914	468	446	—	—
Operating leases	439	279	30	20	110

	$45,628	$10,655	$32,797	$2,066	$110

There were no off-balance sheet arrangements as of December 31, 2005.

Recently Issued Accounting Guidance

In December 2004, the Financial accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we and other issuers will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates. For periods before the required effective date for which financial statements have not yet been issued, we had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

We adopted SFAS No. 123R effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of December 31, 2005, we estimate our maximum expense for existing stock options to be approximately $1.2 million which would be recognized $500,000 for 2006, $400,000 for 2007 and $300,000 for 2008 This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures as of January 1, 2006.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company faces competition in certain markets from manufacturers of genetically modified seeds.

The Company faces competition from larger chemical companies that market genetically modified (“GMO”) seeds in certain of the crop protection sectors in which the Company competes, particularly that of corn. To the extent that growers in these markets embrace the use of GMO seeds, such growers may reduce their use of pesticides sold by the Company. There is no guarantee that the Company will maintain its market share or pricing levels in sectors that are subject to competition from GMO seed marketers.

The manufacturing of the Company’s products is subject to governmental regulations.

The Company operates two manufacturing facilities—one in Los Angeles, California and the other in Axis, Alabama (the “Facilities”). The Facilities operate under the terms and conditions imposed by required licenses and permits by state and local authorities. The manufacturing of key ingredients for the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit or a significant increase in the fees for such licenses or permits could impede the Company’s access to key ingredients and increase the cost of production, which, in turn, would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the EPA registration and re-registration requirements, and are conditionally registered in accordance with the FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased the Company’s operating expenses in such areas as testing and the production of new products. The Company expects such increases to continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. Responding to such requirements may cause delays in the sales of our products which delays would adversely affect our profitability. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the U.S. EPA, there can be no assurance the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The Company may be subject to environmental liabilities.

The Company, its facilities and its products are subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company has grown primarily by a strategy of acquiring mature product lines from larger competitors and expanding sales of these products based on new applications and new users. The Company’s success will depend, in part, on its ability to develop additional applications for its products, and to expand its product lines and customer base in a highly competitive market. There can be no assurance that the Company will be successful in adequately addressing these development needs on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies (e.g., genetic engineering) developed by others will not render the Company’s products noncompetitive or obsolete, which would have a material adverse effect on its financial and operating results. Many of the mature product lines the Company has acquired from larger competitors were divested as a result of a mergers involving such large competitors.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

As of March 10, 2006, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 14% and 8%, respectively, of the Company’s common stock. These stockholders as a group will be able to influence substantially the Company’s Board of Directors and thus its management and affairs. If acting together, they would be able to influence most matters requiring the approval by the Company’s stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control if opposed by these stockholders irrespective of whether the proposed transaction is at a premium price or otherwise beneficial to the Company’s stockholders as a whole.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company’s stock price may be volatile, and an investment in the Company’s stock could decline in value.

The market prices for securities of companies in the Company’s industry have been highly volatile and may continue to be highly volatile in the future. Often this volatility is unrelated to operating performance of a company.

The Company’s business may be adversely affected by terrorist activities.

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from counterparties that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact results of operations, impair the ability to raise capital or otherwise adversely affect the ability to grow the business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the New York Stock Exchange rules, will require the Company to expend significant resources. The Company is committed to maintaining the highest standards of corporate governance and public disclosure. As a result, the Company will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased expenses and a diversion of management time and attention from revenue-generating activities.

The impact of FAS 123(R) may require recognition of significant financial expense for stock options.

FAS 123(R), as published by the Financial Accounting Standards Board, will require the Company, as a public company, to recognize in its financial statements an expense for stock options that are unvested and become exercisable after December 31, 2005.

Note On Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements relate to future periods and include descriptions of our plans, objectives, and underlying assumptions for future operations, our market opportunities, our acquisition opportunities, and our ability to compete. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward- looking statements. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results to differ materially. For information on these risks and uncertainties, see the “Risk Factors” in this report. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. Forward-looking statements are made only as of the date of this report.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. At December 31, 2005, the Company’s outstanding indebtedness on the line of credit was $5,000,000. A 1% change in the reference rate during 2005 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $301,000. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2005. The Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed at PART IV, Item 15, Exhibits, Financial Statement Schedules.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2005, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

There have been no significant changes in the Company’s internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors as to the fair, reliable and timely preparation and presentation of consolidated financial statements filed with the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2005, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2005 and that report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of American Vanguard Corporation

Newport Beach, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Vanguard Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation, as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005 of Company and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Los Angeles, California

March 10, 2006

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft	82	Co-Chairman
Glenn A. Wintemute	81	Co-Chairman
Eric G. Wintemute	50	Director, President and Chief Executive Officer
Lawrence S. Clark (1)(2)	47	Director
John B. Miles (2)(3)	62	Director
Carl R. Soderlind (1)(2)(3)	72	Director
Irving J. Thau (1)(3)	66	Director
James A. Barry	55	Senior Vice President, Chief Financial Officer & Secretary/Treasurer
Glen Johnson	51	Senior Vice President of AMVAC Chemical Corporation (4)
Christopher K. Hildreth	54	Senior Vice President of AMVAC
Robert F. Gilbane	55	President of GemChem, Inc. (5)

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	AMVAC Chemical Corporation (“AMVAC”) is a wholly-owned subsidiary of American Vanguard Corporation

(5)	GemChem, Inc. (“GemChem”) is a wholly-owned subsidiary of American Vanguard Corporation

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

Lawrence S. Clark was appointed a director in February 2006. Mr. Clark is the Chief Operating Officer and CFO for Legendary Pictures, a motion picture production company that develops, co-produces and co-finances major motion pictures in partnership with Warner Bros. From 2000 to 2003, Mr. Clark was the Chief Financial Officer of Creative Artists Agency, a leading entertainment talent, literary and marketing agency. From 1997 to 2000, he served as Senior Vice President, Corporate Development for Sony Pictures Entertainment. Mr. Clark was Director—International for The Carlyle Group, a private equity firm, from 1995 to 1997. In 1992, he co-founded Global Film Equity Corp., which provided strategic, business advisory and capital raising services to

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

media companies. From 1989 to 1992, Mr. Clark was Vice President, Corporate Finance at Salomon Brothers, Inc. Prior to that, he was a Corporate Finance Associate at Goldman Sachs & Co. from 1987 to 1989.

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

Irving J. Thau has served as a director since September 2003. From 1962 to 1995, he held various positions with Ernst & Young LLP, where his primary responsibilities were directing and providing accounting, auditing, and business advisory services to publicly held and privately owned organizations. He was admitted to partnership in 1974, and most recently served as Ernst & Young’s West Region Director of Financial Advisory Services. In 1995, Mr. Thau founded Thau and Associates, Inc., a financial consulting company of which he currently serves as President. Mr. Thau is also a director and Chairman of the Audit Committee of American Home Mortgage Investment Corp. The Company’s Board of Directors has determined that Mr. Thau is independent under applicable rules and regulations currently prescribed by the SEC and applicable rules and listing standards of the New York Stock Exchange. The Company’s Board of Directors has also determined the Mr. Thau is the Audit Committee financial expert within the meaning of applicable SEC rules and regulations.

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

Christopher K. Hildreth has served as Senior Vice President and Director of Sales of AMVAC since February 2003. From 1980 to 1988, Mr. Hildreth held sales management positions at Pfizer Crop Protection. From 1988 to 1993, when United Agri Product (“UAP”) acquired Pfizer Crop Protection, Mr. Hildreth held sales management positions. From 1993 to 2001, he served as General Manager of UAP Canada. From 2001 to 2002, Mr. Hildreth held various executive positions at UAP, including Executive Vice President—International, President & General Manager—Distribution, and President—Products Company.

Robert F. Gilbane has served as President of GemChem since June 1999. He served as Executive Vice President from January 1994 (when the Company acquired GemChem) to June 1999. He co-founded GemChem in 1991 with Eric G. Wintemute.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2005 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

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

ITEM 11 COMPENSATION

DIRECTOR COMPENSATION

The Company has the following compensatory arrangements with the non-employee members of its Board of Directors:

Cash Compensation:

Effective as of January 1, 2005, each non-employee director of the Board of Directors is entitled to receive cash compensation for his or her services on the Board of Directors as follows:

•	Quarterly retainer fee of $5,000 for services on the Board of Directors.

•	Quarterly retainer fee of $2,500 for service as chairperson of the Audit Committee.

•	Quarterly retainer fee of $1,250 for service as chairperson of the Compensation Committee or the Nominating and Corporate Governance Committee.

•	Attendance fee of $2,500 per meeting of the Board of Directors.

•	Attendance fee of $1,000 per meeting of the committees of the Board of Directors, except that the Audit Committee chairperson will receive an attendance fee of $1,500 per Audit Committee meeting.

•	Per diem fee of $2,000 for special assignments as determined from time to time by the Board of Directors.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Stock Awards:

In accordance with the terms and conditions of the Company’s Amended and Restated 1994 Stock Incentive Plan, as amended through May 12, 2005 (the “Plan”), each non-employee director of the Board of Directors is entitled to receive awards of Restricted Stock or Restricted Stock Units (as each term is defined in the Plan) of the Company’s Common Stock, par value $.10 (“Common Stock”), as follows:

•	In connection with each non-employee director’s election or re-election to the Board of Directors, such director is entitled to receive an award that equals $50,000 (the “Stock Award”).

•	If a person is appointed to the Board of Directors for any partial year (for example, due to a vacancy on the Board of Directors), such director will receive a pro rata portion of the Stock Award as determined by the Compensation Committee or the Board of Directors.

•	Each Stock Award will be calculated based on the closing price of the Common Stock, as reported on the American Stock Exchange or other national exchange on which the Common Stock is traded. No fractional share of any Stock Award will be issued; the value of such fractional share will be paid in cash.

•	Each Stock Award will vest immediately in full upon grant.

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

See “Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005” which was filed as Exhibit 10.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on June 15, 2005.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the years ended December 31, 2005, 2004 and 2003 paid or awarded by the Company and its subsidiaries to the its Chief Executive Officer and certain highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Long-Term Compensation
		Annual Compensation(1)				Awards			Payouts
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#) (2)	LTIP Payouts ($)	All Other Compensation ($) (3)
Eric G. Wintemute President and Chief Executive Officer	2005 2004 2003	461,735 446,649 451,293	300,000 206,000 169,000	— — —		— — —	— — 75,000	— — —	10,500 6,880 6,140

James A. Barry Sr. V.P., CFO & Secretary/Treasurer	2005 2004 2003	205,122 190,159 176,242	110,000 65,000 50,000	— — —		— — —	— — 22,000	— — —	10,500 6,880 5,563

Glen D. Johnson Sr. Vice President of AMVAC	2005 2004 2003	227,775 219,109 210,966	125,000 100,000 75,000	— — —		— — —	140 — 15,000	— — —	10,500 4,013 2,515

Christopher K. Hildreth Sr. Vice President of AMVAC (4)	2005 2004 2003	238,069 229,150 199,778	100,000 60,000 —	— — 23,100	(5)	— — —	— — 30,000	— — —	10,500 6,348 3,434

Robert F. Gilbane President of GemChem	2005 2004 2003	214,322 205,242 197,242	75,000 50,000 40,000	— — —		— — —	350 — 10,000	— — —	10,500 8,167 6,140

(1)	No executive officer enjoys perquisites that exceed the lesser of $50,000 or 10% of the aggregate of such officer’s salary and bonus.

(2)	Represents options to purchase the Company’s Common Stock granted pursuant to the Company’s 1994 Stock Incentive Plan. These numbers represent original figures, which have not been adjusted for stock splits and stock dividends.

(3)	These amounts represent the Company’s contribution to the Company’s Retirement Savings Plan, a qualified plan under Internal Revenue Code Section 401(k).

(4)	Mr. Hildreth joined AMVAC as Senior Vice President in February, 2003.

(5)	This figure represents the aggregate one-time relocation expenses reimbursed to Mr. Hildreth pursuant to the terms of his employment agreement with AMVAC.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OPTION GRANTS IN 2005

	Number of Securities Underlying Options/SARs Granted(1)(3)		% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Share)(1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (4)
Name							5%($)	10%($)
Glen D. Johnson	140	(2)	—	(5)	19.65	09/12/12	1,120	2,610
Robert F. Gilbane	350	(2)	—	(5)	19.65	09/12/12	2,800	6,525

(1)	Original figures; not adjusted for stock dividends and splits.

(2)	Exercisable in full on the date of grant.

(3)	Options were granted pursuant to the terms and condition of the American Vanguard Corporation 1994 Stock Incentive Plan (as amended and restated).

(4)	Represents the calculations at assumed 5% and 10% appreciation rates as prescribed by the rules and regulations of the SEC. Such calculations are not intended to forecast future appreciation, if any, and do not necessarily reflect the actual value, if any, that may be realized. The actual value of such options, if any, would be realized only upon the exercise of such options and depends upon the future performance of the Common Stock. No assurance can be made that the amounts reflected in these columns will be achieved. The potential realizable value was computed as the difference between the appreciated value (at the end of the term of the options) of the Common Stock into which the listed options are exercisable and the aggregate exercise price of such options. The calculations assume annual compounding and continued retention of the options and the underlying Common Stock by the optionee for the full option term.

(5)	Less than 1%.

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2005, with respect to options to purchase Common Stock of American Vanguard Corporation. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end closing price of the Common Stock. The closing price of the Common Stock on December 31, 2005, the last trading day of American Vanguard’s fiscal year, was $23.50 per share.

AGGREGATED OPTION/SAR EXERCISES IN 2005

AND FY-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)	(e)
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fy-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fy-End ($) Exercisable/ Unexercisable
Eric G. Wintemute	—	—	202,500/135,000	3,766,500/2,511,000
James A. Barry	—	—	87,000/57,000	1,660,350/ 975,150
Glen D. Johnson	—	—	18,140/27,000	229,139/342,900
Christopher K. Hildreth	—	—	90,000/45,000	1,688,850/844,425
Robert F. Gilbane	—	—	60,350/30,000	1,168,948/482,400

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2005 consisted of Messrs. Carl R. Soderlind, Jay R. Harris and John B. Miles. The executive compensation philosophy of the Company is aimed at (i) attracting and retaining qualified executives; (ii) motivating performance to achieve specific strategic objectives of the Company; and (iii) aligning the interest of senior management with the long-term interest of the Company’s shareholders.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 10, 2006, by persons who are directors and nominees for directors, beneficial owners of 5% or more of the outstanding Common Stock, the executive officers of the Company named in the Summary Compensation Table and by all directors and officers as a group is set forth below. Unless otherwise indicated the Company believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership(*)		Percent of Class
Co-Chairman	Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	2,549,327	(1)	13.8%

Co-Chairman	Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,599,307	(2)	8.2%

	St. Denis J. Villere & Company 210 Baronne Street New Orleans, LA 70112 (**)	2,028,661		10.4%

	T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202 (**)	1,671,450		8.6%

Director, President & CEO	Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,078,160	(3)	5.5%

Director	Jay R. Harris 80 Pine Street New York, NY 10005	960,005	(4)	4.9%

	Goldsmith & Harris et. al. 80 Pine Street New York, NY 10005	704,644	(5)	3.6%

President (GEMCHEM)	Bob Gilbane 4695 MacArthur Court Newport Beach, CA 92660	306,798	(6)	1.6%

Senior Vice President (AMVAC)	Glen D. Johnson 4695 MacArthur Court Newport Beach, CA 92660	76,289	(7)	—	(14)

Senior Vice President (AMVAC)	Christopher K. Hildreth 4695 MacArthur Court Newport Beach, CA 92660	137,653	(8)	—	(14)

Sr.V.P.,CFO & Secretary/Treasurer	James A. Barry 4695 MacArthur Court Newport Beach, CA 92660	91,499	(9)	—	(14)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership(*)		Percent of Class

Director	Carl R. Soderlind 4695 MacArthur Court Newport Beach, CA 92660	70,529	(10)	—	(14)

Director	John B. Miles 4695 MacArthur Court Newport Beach, CA 92660	57,893	(11)	—	(14)

Director	Irving J. Thau 4695 MacArthur Court Newport Beach, CA 92660	27,941	(12)	—	(14)

Director	Lawrence S. Clark 4695 MacArthur Court Newport Beach, CA 92660	3,333	(13)	—	(14)

Directors and Officers as a Group (15)		6,213,368		30.8%

(*)	Beneficial ownership figures are adjusted for stock splits and stock dividends distributed to date, including the 2 for 1 stock split distributed April 15, 2005.

(**)	Based on information reported to the SEC by or on behalf of such beneficial owner.

(1)	Mr. Kraft owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees, except as to 10,376 shares held in an Individual Retirement Account. This figure includes 21,780 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(2)	Mr. Wintemute owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees. This figure includes 21,780 shares of Common Stock Mr. Glenn Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(3)	This figure includes 270,000 shares of Common Stock Mr. Eric Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report. Mr. Wintemute shares voting and investment power with his spouse with respect to certain shares, including 104,520 shares of Common Stock owned by Mr. Wintemute’s minor children for whom Mr. Wintemute and his spouse are trustees or custodians and for which he disclaims beneficial ownership.

(4)	This figure includes 14,520 shares of Common Stock Mr. Harris is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(5)	This figure does not include shares beneficially owned by Jay Harris.

(6)	This figure includes 350 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(7)	This figure represents 18,140 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(8)	This figure represents 135,000 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(9)	This figure includes 87,000 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(10)	This figure represents 7,260 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report. Certain shares are held in a family trust where Mr. Soderlind and his spouse are co-trustees.

(11)	This figure includes 29,040 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report. Certain shares are held in a family trust where Mr. Miles and his spouse are co-trustees and certain shares are held by Mr. Miles or his spouse in individual retirement accounts.

(12)	This figure represents 25,410 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(13)	This figure includes 400 shares of Common Stock owned by Mr. Clark’s minor children for whom Mr. Clark and his spouse are trustees or custodians and for which he disclaims beneficial ownership.

(14)	Under 1% of class.

(15)	Total of 17.

EQUITY COMPENSATION PLAN INFORMATION(1)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,680,196	$7.61	1,550,196
Equity compensation plans not approved by security holders	—		—

Total	1,680,196		1,550,196

(1)	As of December 31, 2005. Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 1,320,000 shares of Common Stock (as adjusted for stock splits) may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. There were 1,142,250 shares available for issuance under the Plan as of December 31, 2005.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John B. Miles, a Director of the Company, is also a partner in the law firm of McDermott, Will & Emery which provides legal services to the Company.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of American Vanguard Corporation appointed and the stockholders ratified BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for the year ended December 31, 2005.

Aggregate fees for professional services rendered to the Company by BDO for the years ended December 31, 2005 and 2004, were (in thousands):

	2005	2004
Audit	$474	$303
Audit related	—	—
Tax	135	94

	$609	$397

Audit fees for 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company including the audit of management’s assessment of internal controls under Section 404 of the Sarbane’s Oxley Act, timely reviews of quarterly financial statements, consents, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees, if any, would primarily relate to assurance services, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards.

Tax fees for 2005 and 2004 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with and representation in tax audits, advice related to acquisitions, and requests for technical advice from tax authorities.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 72 are filed as part of this annual report.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ JAMES A. BARRY
	Eric G. Wintemute		James A. Barry
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer and Secretary/Treasurer

	March 15, 2006		March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft		Glenn A. Wintemute
	Co-Chairman		Co-Chairman

	March 15, 2006		March 15, 2006

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles		Carl R. Soderlind
	Director		Director

	March 15, 2006		March 15, 2006

By:	/s/ LAWRENCE S. CLARK	By:	/s/ IRVING J. THAU
	Lawrence S. Clark		Irving J. Thau
	Director		Director

	March 15, 2006		March 15, 2006

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2005 and 2004, the related consolidated statements of income, stockholders’ equity, and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Vanguard Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 10, 2006

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands, except share and per share data)

	2005	2004
Assets (note 2)
Current assets:
Cash	$1,342	$457
Receivables:
Trade	58,955	27,773
Other	1,314	532

	60,269	28,305

Inventories	44,359	43,635
Prepaid expenses	848	1,479
Deferred tax asset (note 3)	—	140

Total current assets	106,818	74,016
Property, plant and equipment, net (note 1)	34,339	26,118
Land held for development	211	211
Intangible assets	41,222	21,161
Other assets	637	840

	$183,227	$122,346

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (note 2)	$8,107	$5,107
Accounts payable	28,392	12,984
Accrued program costs	18,954	10,335
Accrued expenses and other payables	6,067	5,791
Accrued royalty obligations (notes 7 and 8)	1,801	1,837
Income taxes payable	1,829	1,687

Total current liabilities	65,150	37,741
Long-term debt, excluding current installments (note 2)	34,367	19,474
Deferred income taxes (note 3)	1,262	1,159

Total liabilities	100,779	58,374

Commitments and contingent liabilities (notes 2, 5, 7 and 9)
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 19,960,955 shares in 2005 and 19,862,288 shares in 2004	1,996	1,986
Additional paid-in capital	10,565	9,560
Accumulated other comprehensive loss	(198)	(207)
Retained earnings	72,830	55,378

	85,193	66,717
Less treasury stock, at cost 1,670,098 shares in 2005 and 2004	(2,745)	(2,745)

Total stockholders’ equity	82,448	63,972

	$183,227	$122,346

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except share and per share data)

	2005	2004	2003
Net sales (note 6)	$189,796	$150,855	$124,863
Cost of sales	104,117	78,597	65,989

Gross profit	85,679	72,258	58,874
Operating expenses	53,412	47,300	42,332

Operating income	32,267	24,958	16,542
Interest expense	1,720	1,310	986
Interest income	(29)	(13)	(303)
Interest capitalized	(363)	(72)	(323)

Income before provision for income taxes	30,939	23,733	16,182
Income taxes (note 3)	11,937	9,256	5,919

Net income	$19,002	$14,477	$10,263

Earnings per common share—basic	$1.04	$.81	$.58

Earnings per common share—assuming dilution	$.98	$.76	$.55

Weighted average shares outstanding—basic	18,258,134	17,963,396	17,622,606

Weighted average shares outstanding—assuming dilution	19,319,055	19,167,450	18,628,506

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, January 1, 2003	19,071,100	$1,907	$8,224	$32,620	$(272)	—	1,619,762	$(2,236)	$40,243
Stocks issued under ESPP	39,912	4	357	—	—	—	—	—	361
Cash dividends on common stock ($0.0455 per share)	—	—	—	(807)	—	—	—	—	(807)
Foreign currency translation adjustment, net	—	—	—	—	65	65	—	—	65
Treasury stock acquired	—	—	—	—	—	—	30,000	(208)	(208)
Stock options exercised	417,818	42	375	—	—	—	—	—	417
Net income	—	—	—	10,263	—	10,263	—	—	10,263

Total comprehensive income	—	—	—	—	—	$10,328	—	—	—

Balance, December 31, 2003	19,528,830	1,953	8,956	42,076	(207)	—	1,649,762	(2,444)	50,334
Stocks issued under ESPP	16,876	2	186	—	—	—	—	—	188
Cash dividends on common stock ($0.065 per share)	—	—	—	(1,175)	—	—	—	—	(1,175)
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	20,336	(301)	(301)
Stock options exercised	316,582	31	418	—	—	—	—	—	449
Net income	—	—	—	14,477	—	14,477	—	—	14,477

Total comprehensive income	—	—	—	—	—	$14,477	—	—	—

Balance, December 31, 2004	19,862,288	1,986	9,560	55,378	(207)	—	1,670,098	(2,745)	63,972
Stocks issued under ESPP	30,877	4	536	—	—	—	—	—	540
Cash dividends on common stock ($0.085 per share)	—	—	—	(1,550)	—	—	—	—	(1,550)
Foreign currency translation adjustment, net	—	—	—	—	9	9	—	—	9
Stock options exercised	67,790	6	469	—	—	—	—	—	475
Net income	—	—	—	19,002	—	19,002	—	—	19,002

Total comprehensive income	—	—	—	—	—	$19,011	—	—	—

Balance, December 31, 2005	19,960,955	$1,996	$10,565	$72,830	$(198)	—	1,670,098	$(2,745)	$82,448

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$19,002	$14,477	$10,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,965	4,042	2,755
Amortization of other assets	2,051	1,758	1,298
Deferred income taxes	243	(1,053)	833
Changes in assets and liabilities associated with operations:
Increase in receivables	(31,964)	(108)	(11,003)
Increase in inventories	(724)	(10,246)	(12,161)
(Increase) decrease in prepaid expenses	767	(422)	(187)
Increase (decrease) in accounts payable	15,456	(46)	7,872
Increase (decrease) in other payables and accrued expenses	8,953	7,008	4,754

Net cash provided by operating activities	18,749	15,410	4,424

Cash flows from investing activities:
Capital expenditures	(13,186)	(8,483)	(4,448)
Acquisitions of intangible assets	(22,112)	(2,612)	(5,926)
Net decrease (increase) in other noncurrent assets	67	29	(267)

Net cash used in investing activities	(35,231)	(11,066)	(10,641)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	3,000	(12,200)	6,200
Proceeds from issuance of long-term debt	20,000	12,065	—
Payments on long-term debt and capital lease obligations	(5,107)	(3,800)	(2,199)
Exercise of common stock options and sale of stock under ESSP	1,015	637	778
Purchase of treasury stock	—	(301)	(208)
Payment of cash dividends	(1,550)	(1,175)	(807)

Net cash provided by (used in) financing activities	17,358	(4,774)	3,764

Net increase (decrease) in cash	876	(430)	(2,453)
Cash at beginning of year	457	887	3,275
Effect of exchange rate changes on cash	9	—	65

Cash at end of year	$1,342	$457	$887

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,580	$1,090	$996

Income taxes	$11,552	$9,402	$3,620

See summary of significant accounting policies and notes to consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

On September 14, 2005, the Company announced that the Board of Director declared a cash dividend of $.03 per share which was distributed on October 14, 2005, to stockholders of record at the close of business on September 30, 2005.

On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $.11 per share ($.055 as adjusted for the stock split). Both dividends were distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend was paid on the number of shares outstanding prior to the 2 for 1 split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005.

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

Years Ended December 31, 2005, 2004 and 2003

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2005	2004	2003
Net sales:
Crop	$157,327	$122,498	$104,895
Non-crop	32,469	28,357	19,968

	$189,796	$150,855	$124,863

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

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and were $1,044 in 2005, $703 in 2004 and $1,207 in 2003.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $11,715 in 2005, $9,676 in 2004 and $8,902 in 2003.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventories consist of the following:

	2005	2004
Finished products	$40,166	$39,244
Raw materials	4,193	4,391

	$44,359	$43,635

Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. Substantially all of the Company’s long-lived assets are held domestically. There was no impairment for the years ended December 31, 2005, 2004 and 2003.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had total comprehensive income of $19,011, $14,477 and $10,328 for the years ended December 31, 2005, 2004 and 2003, respectively, which include foreign currency gain (loss) of $9, $0 and $65 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	2005	2004	2003
Numerator:
Net income	$19,002	$14,477	$10,263

Denominator:
Weighted averages shares outstanding	18,258	17,963	17,623
Assumed exercise of stock options	1,061	1,204	1,006

	19,319	19,167	18,629

The effect of options to purchase 34,280 and 151,575 shares for the years ended December 31, 2004 and 2003 were excluded from the computation of earnings per dilutive share. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive. There were no anti-dilutive common stock equivalents for the year ended December 31, 2005.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of FASB 123, the Company’s net income and income per share for the years ended December 31, 2005, 2004 and 2003 would have been adjusted to the pro forma amounts presented:

	2005	2004	2003
Net income attributable to common stockholders	$19,002	$14,477	$10,263
Stock-based employee compensation expense included in reported net income, net of related tax effects	$-0-	$-0-	$-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(589)	$(600)	$(446)

Pro forma	$18,413	$13,877	$9,817

Earnings per common share	$1.04	$.81	$.58
Pro forma	$1.02	$.78	$.56
Earnings per common share—assuming dilution, as reported	$.98	$.76	$.55
Pro forma	$.96	$.73	$.53

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumptions for grants in 2005, 2004 and 2003; expected life of options was

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one to five years, expected volatility of 38%, 38% and 43%, risk-free interest rate of 4.7%, 3.6% and 3% and a .26% dividend yield. The weighted average fair value on the date of grants for options granted during 2005, 2004 and 2003 was $5.20, $5.81 and $4.66 per option, respectively.

Recently Issued Accounting Guidance

In December 2004, the Financial accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we and other issuers will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates. For periods before the required effective date for which financial statements have not yet been issued, we had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

We adopted SFAS No. 123R effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of December 31, 2005, we estimate our maximum expense for existing stock options to be approximately $1.2 million which would be recognized $500,000 for 2006, $400,000 for 2007 and $300,000 for 2008 This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures as of January 1, 2006.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(1)	Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 consists of the following:

	2005	2004	Estimated useful lives
Land	$2,441	$2,441
Buildings and improvements	5,202	5,105	10 to 30 years
Machinery and equipment	47,814	44,772	3 to 15 years
Office furniture, fixtures and equipment	3,685	3,378	3 to 10 years
Automotive equipment	209	209	3 to 6 years
Construction in progress	13,739	3,999

	73,090	59,904
Less accumulated depreciation	38,751	33,786

	$34,339	$26,118

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

(2)	Long-Term Debt

Long-term debt of the Company at December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Note payable, secured by certain real property, payable in monthly installments of $9, plus interest at prime (4.75% as of December 31, 2004) plus 2% with remaining unpaid principal due April 30, 2012 (a)	$2,474	$2,581
Term loan, secured by personal property, payable in quarterly installments of $2,000 plus interest at prime (4.75% as of December 31, 2004) with remaining unpaid principal due September 30, 2009 (b)	35,000	19,000
Revolving line of credit (b)	5,000	2,000
Obligations under product acquisition agreements	-0-	1,000

	42,474	24,581
Less current installments	8,107	5,107

	$34,367	$19,474

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate principal payments on long-term debt, excluding the revolving line of credit, mature as follows:

2006	$8,107
2007	8,107
2008	8,107
2009	16,107
2010	107
Thereafter	1,939

$42,474

(a)	This note payable, secured by certain real property, was refinanced effective March 19, 2004 (new financed amount of $2,660). The new loan bears interest at prime, or at the Company’s option, at a fixed rate of interest offered by the bank. The new monthly installments, effective April 2004, are $9, plus interest. The Company will make principal plus interest payments over a seven-year term of the loan (loan matures April 1, 2011), based on a twenty-five-year amortization schedule. The proceeds from the loan were used to payoff a maturing term loan and repay bank debt (fully-secured revolving line).
(b)	In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80,000 fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45,000 revolving line of credit and a $35,000 term loan. These loans bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”)). The principal payments of the term loan are payable in equal quarterly installments of $1,000 on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December, and on the maturity date of such loan in the amount of interest then accrued but unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan both mature on October 7, 2009 (five years from the closing date) and contain certain covenants (with which the Company is in compliance) as defined in the agreement. The Company had $40,000,000 of availability under its revolving line of credit as of December 31, 2005.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2005 and 2004 was $10,055 and $19,400. The weighted average interest rate during the years ended December 31, 2005 and 2004 was 5.63% and 3.40%.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Income Taxes

The components of income tax expense are:

	2005	2004	2003
Current:
Federal	$9,626	$8,391	$4,049
State	2,554	1,918	1,185
Deferred:
Federal	(320)	(959)	613
State	77	(94)	72

	$11,937	$9,256	$5,919

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense as a result of the following:

	2005	2004	2003
Computed tax provision at statutory Federal rates	$10,829	$8,307	$5,648
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	1,575	1,241	322
Other expenses	(467)	(292)	28
Benefit of tax credits	—	—	(79)

	$11,937	$9,256	$5,919

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2005 and 2004 relate to the following:

	2005	2004
Current:
Inventories	$702	$953
State income taxes	504	410
Vacation pay accrual	182	161
Bonus accrual	107	—
Bad debt reserve	178	—
Other	6	(93)

Net deferred tax asset	1,679	1,431

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(2,941)	(2,450)

Net deferred tax liability	(2,941)	(2,450)

Total net deferred tax liability	$(1,262)	$(1,019)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

(4)	Litigation and Environmental

DBCP LAWSUITS

I.	DBCP Litigation

AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination (of water supplies) or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). A summary of these actions follows:

A.	Hawaii Matters

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with DBCP in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). The settlement agreement obligates the defendants to pay for the installation of filtration devices on other wells that become contaminated later and for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. In connection with the settlement, in October 2005, AMVAC paid for a share of a permanent filtration system in the amount of $222,198.

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs” allege sterility and other injuries. (The plaintiffs’ attorneys (from South Carolina) have also represented foreign banana workers in the Texas and Mississippi matters discussed below.) For the last several years, the focus of the case has been on procedural issues. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case, holding there was no jurisdiction in federal court. Once the case reaches state court, the defendants may seek to effect dismissal under forum non conveniens pursuant to state court procedures. No activity has taken place in the US court system on this case since early 2004 as apparently, the suit has not been officially received in the state court upon remand. However, the plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries in 1998, alleging in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the plaintiffs. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously.

On or about October 1, 2003, the Company was indirectly advised of a possible claim for groundwater contamination on the Island of Maui. (This is separate and distinct from Item 1 (A) above.) The Company was provided with communications between Maui Land & Pineapple Company, Inc. (“Maui Pine”) and Hawaii Water Service Company (“HWSC”). HWSC is a non-municipally owned public water utility owning three water wells allegedly contaminated with DBCP and 1,2,3-tri-chloropropane (“TCP”). HWSC further alleges that the wells were contaminated by the above mentioned chemicals manufactured, marketed, distributed and/or sold by Maui Pine, Maui Pineapple Company, The Dow Chemical Company, Dow AgroSciences, LLC, Occidental Petroleum Corporation, Occidental Chemical Corporation, Shell Oil Company, Shell Chemical Company, American Vanguard Corporation, AMVAC Chemical Company (collectively, “AMVAC”), BEI Hawaii and Brewer Environmental Industries Holdings, Inc. The Company has been advised that the total claim could approximate four million dollars ($4,000,000). Through mediation, on January 15, 2004, the Company reached a settlement with HWSC for fifty-five thousand dollars ($55,000.00), contingent upon obtaining a court order approving the settlement as one made in good faith. The motion for approval of the good faith settlement was granted in 2005 and the suit against AMVAC has been dismissed, pursuant to the settlement.

B.	Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000) was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. The federal court then ordered remand to state court. No activity has taken place on this matter since 2001. Without discovery, it is unknown whether any of the plaintiffs were exposed to the Company’s product or

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

what defenses may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome in this case.

C.	Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, but they were not served until November 1999. (These complaints were filed in association with the same attorneys who have handled the Delgado and Carcamo matters listed below.) Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. The state court has not yet scheduled any case management or status conferences. It is likely that the three cases will be reconsolidated in state court. No activity has taken place on this matter since late 2003. As in many of the other banana worker’s cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

D.	Texas Matters

These matters involve an earlier round of litigation by foreign banana workers. These actions, entitled Franklin Rodriquez Delgado, et al., Jorge Colindres Carcamo, individually and on behalf of all other similarly situated, et al., Juan Ramon Valdez, et al., and Isae Carcamo v. Shell Oil Company, et al. were originally filed in various state courts in Texas, subsequently removed to the United States Court of Appeals, Fifth Circuit, and were ordered to be remanded back to state court under forum non conveniens. The complaints are for personal injuries from alleged exposure to DBCP. AMVAC was not sued by the plaintiffs but was sued on a third party complaint by Dow Chemical Company. In 1995, Dow Chemical Company dismissed its third party complaint against AMVAC without prejudice. Subsequently, Dow Chemical Company and Shell Oil Company settled with these plaintiffs as well as with about fifteen thousand other banana workers represented by the plaintiffs’ law firm (not the firm representing the Patrickson and Mississippi plaintiffs). Dow Chemical Company was then dismissed by the plaintiffs with prejudice in September 1997. While AMVAC is not presently a party in this lawsuit having been dismissed without prejudice, the case is still pending, with the focus now shifted to the grower defendants. The remaining claims are pending in the Texas state court.

E.	Nicaragua Matters

Tellez et al v. Dole Food Company, Inc. et al

(a) On March 26, 2004, 25 plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plantations in their home country. The named defendants are Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, and AMVAC Chemical Corporation. American Vanguard is not named as a defendant. Punitive damages are also sought against all defendants.

(b) The plaintiffs claim personal injuries for sterility, reduced sperm counts, and other reproductive injuries. They claim exposure from working on banana plantations in Nicaragua from dermal contact with DBCP and inhalation of vapors. The plaintiffs also claimed exposure to DBCP in groundwater that they ingested, but testing of wells in October 2005 did not reveal the presence of any DBCP contamination and this claim of exposure through groundwater is being dropped.

AMVAC was served with the complaint on April 12, 2004 and filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. The case was subsequently remanded to state court.

On September 2, 2004, the plaintiffs were permitted to file an amended complaint that dropped seven plaintiffs and added 18 others, so that there were a total of 36 plaintiffs. Since that time, six plaintiffs have been dismissed and four others who have not yet obtained U.S. visas to come to the United States for their depositions, have been transferred to the Mejia case listed below, reducing the total to 26.

Through the end of 2005 and to the date of this response, the defendants have been taking depositions of the plaintiffs in Los Angeles and having the plaintiffs examined by an urologist. At a status conference on February 9, 2005, a trial date for July 17, 2006 was scheduled.

(c) AMVAC contends that very few of these plaintiffs worked at a banana farm when its product could have been used. AMVAC also disputes the nature and extent of the claimed injuries. AMVAC intends to continue to vigorously contest this case.

(d) It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. Medical examinations and testing of plaintiffs and their spouses are ongoing and expert depositions will not begin until April 2006. However, this case, like the other pending banana workers suits, presents difficult issues of law and fact to all parties and has a potentially large exposure. If plaintiffs are successful, it is likely that other banana workers from Nicaragua will file suit in California.

Rodolfo Mejia et al v. Dole Food Company, Inc. et al

On September 20, 2005, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of 16 Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the 16 plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1970 to 1984, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management as in the Tellez matter. Discovery has not yet begun in this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Suits filed in Nicaragua

The Los Angeles attorneys representing these workers in California have recently stated that they have as many as 10,000 clients in Nicaragua. Twenty-six of them are plaintiffs in the Tellez suit and 20 are now plaintiffs in the Mejia suit pending in the Los Angeles County Superior Court.

In prior descriptions of pending litigation and other matters, several suits filed in Nicaragua in January 2003 on behalf of banana workers claiming exposure to DBCP were mentioned. It was reported that AMVAC had been named in these suits, but was not served with the complaints.

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar lawsuits filed on behalf of a total of 30 plaintiffs. These plaintiffs each claim $1 million in special and general damages and $5 million in punitive damages.

AMVAC has retained an attorney in Nicaragua and understands that the receipt of these eight suits constitutes first notice and an invitation to attend mediation. All but one of these suits is based on Nicaraguan Public Law 364 issued in October 2000 that is directed solely at DBCP and requires the posting of a $100,000 bond, sets forth a lessened standard of proof to show that the claimed injuries are due to DBCP, and establishes an unreasonable amount of minimum compensation for injuries. This law also provides that there is no statute of limitations.

On January 25, 2006, AMVAC was served with the Flavio Apolinar Castillo and Luis Cristobal Martinez Suazo suits listed above. Counsel in Nicaragua is in the process of preparing objections to jurisdiction over AMVAC in these two cases.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 66 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 2,261 plaintiffs. None of these other additional suits has been served. Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages. It is anticipated that the plaintiffs’ attorneys will continue to file additional actions on a monthly basis in Nicaragua.

In an earlier round of suits brought in Nicaragua against Dow, Shell, and Standard Fruit only, the Nicaragua court issued judgments for $490 million in December 2002 based on claims of 583 banana workers, despite defenses of lack of personal jurisdiction and the unconstitutionality of Public Law 364. It has been reported that in 2003, the United States District Court in Los Angeles refused to enforce these judgments on the basis that the judgments did not properly name the defendants. The U.S. District Court did not reach the issue of due process under Public Law 364. An appeal to the Ninth Circuit Court of Appeal is pending.

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC intends to contest personal jurisdiction and demand under Law 364 that the claims be litigated in the United States. Thus far, it appears that the Nicaraguan courts have denied all requests of other defendants under Law 364 that allow the defendants the option of consenting to jurisdiction in the United States. It is presently unknown as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

injuries. Based on the precedent of the earlier suits in Nicaragua, it would appear likely that the Nicaragua courts will, over the defendants’ objections, enter multi-million dollar judgments for the plaintiffs and against all defendants in these cases. One such judgment was entered in August 2005 for $97 million for 150 plaintiffs against Dole Food and other entities.

F.	Other Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 on behalf of hundreds of banana workers in other countries, including Costa Rica and Honduras. AMVAC has not been named in these suits.

II.	Other Litigation.

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent’) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. To date, only limited discovery has been done, and it is too early in the process to provide any evaluation of the probability of an unfavorable outcome.

Environmental

During 2005, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2005 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in 2006 or 2007. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. The cost associated with the potential remediation activities is not expected to have a material impact on the Company’s financial statements.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, California and Axis, Alabama facilities.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute up to an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $585, $385 and $328 in 2005, 2004 and 2003. Effective January 1, 2005, the Company matched 100% of the elective deferrals of all eligible participants up to a maximum of 5% of compensation.

(6)	Major Customers and Export Sales

In 2005 there were three companies that accounted for 15%, 13% and 11% of the Company’s consolidated sales. In 2004 there were three companies that accounted for 18%, 12% and 11% of the Company’s consolidated sales. In 2003 there were two companies that accounted for 11% each of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 19%, 17% and 15% of the Company’s receivables as of December 31, 2005. The Company had three significant customers who each accounted for approximately 15%, 12% and 11% of the Company’s receivables as of December 31, 2004. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales were $13,856, $10,265 and $8,943 for 2005, 2004 and 2003 respectively. For the year ended December 31, 2005, sales to Mexico and Canada accounted for more than 10% of foreign sales, with sales of $2,229 to Mexico and $2,396 to Canada in 2005. Of total foreign sales, sales to Mexico and Canada accounted for more than 10% individually for the years ended December 31, 2004 and 2003, with foreign sales to Mexico of $1,818 and $2,284 respectively and sales to Canada for the same periods of $1,991 and $1,944.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)	Royalties

The Company has various royalty agreements in place extending through December 2007. These agreements relate to the acquisition of certain products as well as licensing arrangements. One agreement, which expired December 31, 2003, contained a minimum aggregate royalty amount, which had previously been met. No other agreement contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $1,465, $1,733 and $1,988, respectively, for 2005, 2004 and 2003.

(8)	Product Acquisitions

All product acquisitions have been accounted for as asset purchases and not businesses pursuant to FASB 141 and EITF 98-3.

In 2005, the Company completed the acquisition of an insecticide product line. The product line consisted of trademarks, manufacturing and formulation know-how, registration rights, intellectual property rights as well as an exclusive license to use a patented, closed delivery system, in the United States, Canada and Australia. Additionally, in 2005, the Company completed the acquisition of a herbicide product line that consisted of a trademark, manufacturing and formulation know-how, registration rights and intellectual property rights in the United States and Canada. These acquisitions totaled $22,112.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2002	$10,878
Acquisitions during fiscal 2003	10,726
Amortization expense	(1,297)

Intangible assets at December 31, 2003	20,307
Acquisitions during fiscal 2004	2,612
Amortization expense	(1,758)

Intangible assets at December 31, 2004	21,161
Acquisitions during fiscal 2005	22,112
Amortization expense	(2,051)

Intangible assets at December 31, 2005	$41,222

The above amounts represent the total cash consideration paid during the period for product acquisitions and certain related capitalized expenses incurred in connection with such acquisitions.

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets recognized in connection with product acquisitions. Intangible assets are amortized over their expected useful lives which range from 15 to 25 years.

	2005	2004
Gross carrying amount	$49,515	$27,403
Accumulated amortization	(8,293)	(6,242)

	$41,222	$21,161

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2006	$1,821
2007	1,821
2008	1,821
2009	1,821
2010	1,820
Thereafter	32,118

$41,222

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2002	250
Additional obligations acquired	10,726
Payments on existing obligations	(6,176)

Obligations under acquisition agreements at December 31, 2003	4,800
Additional obligations acquired	2,396
Payments on existing obligations	(6,196)

Obligations under acquisition agreements at December 31, 2004	$1,000
Additional obligations acquired	-0-
Payments on existing obligations	(1,000)

Obligations under acquisition agreements at December 31, 2005	$-0-

As of December 31, 2005, there were no future commitments pertaining to obligations under product acquisitions.

(9)	Commitments

The Company entered into long-term employment agreements with certain officers. Amounts to be paid under those agreements are summarized as follows:

Year ending December 31,
2006	$468
2007	446

$914

The Company has various lease agreements for offices as well as a long-term ground lease for its Axis, Alabama facility. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $ 306, $352 and $368. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2006	$279
2007	10
2008	10
2009	10
2010	10
Thereafter	120

$439

(10)	Research and Development

Research and development expenses which are included in operating expenses, were $2,853, $3,081 and $4,669 for the years ended December 31, 2005, 2004 and 2003.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)	Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 3,222,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

During 2005 the Company granted incentive stock option to purchase an aggregate of 207,700 shares of common stock to key employees. These options are fully exercisable on the date of grant. During 2004, the Company granted incentive stock options to purchase an aggregate of 31,000 shares of common stock to key employees. These options are exercisable over a seven-year period from the date of grant and vest in five equal annual installments commencing one year from the date of grant. All options granted are non-assignable and non-transferable.

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock option in 2005. During 2004, the Company granted non-statutory stock options to purchase an aggregate of 43,560 shares of common stock. These options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested upon grant.

Option activity within each plan is as follows:

Rollforward Table of Option Activity Within Each Plan:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2002	1,217,686	55,660	1.90	1.76

Options granted, range from $4.69–$10.80	847,500	52,028	6.81
Options exercised, range from $ .90–$ 6.24	(405,720)	(12,098)	(2.08)

Balance outstanding, December 31, 2003	1,659,466	95,590	4.66	3.19

Options granted, range from $15.06–$19.26	31,000	43,560	18.25
Options exercised, range from $1.11–$10.80	(254,896)	(12,100)	(1.57)
Options expired	(20,520)	—	(1.54)

Balance outstanding, December 31, 2004	1,415,050	127,050	5.81	4.35

Options granted, range from $19.65–$19.98	207,700	—	19.66
Options exercised, range from $2.35–$4.26	(46,000)	(6,604)	2.45
Options expired	(12,000)	(656)	(2.35)

Balance outstanding, December 31, 2005	1,564,750	119,790	7.61	8.08

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to stock options at December 31, 2005 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$2.35	459,302	48	$2.35	286,880	$2.35
$4.26	27,248	39	$4.26	12,263	$4.26
$4.69–$10.80	841,500	28	$8.10	422,100	$5.70
$15.06–$17.25	31,000	18	$16.83	3,100	$16.83
$19.65–$19.98	205,700	4	$19.66	205,700	$19.66

	1,564,750		$7.61	930,043	$8.08

Nonstatutory Stock Options:
$2.30	7,260	54	$2.30	7,260	$2.30
$4.04	21,780	42	$4.04	21.780	$4.04
$6.24	29,040	30	$6.24	29,040	$6.24
$9.40	18,150	28	$9.40	18,150	$9.40
$19.26	43,560	19	$19.26	43,560	$19.26

	119,790		$10.88	119,790	$10.88

(12)	Subsequent Event

On February 8, 2006, the Company entered into Stock Purchase Agreements with several institutional investors for the purchase and sale of, in the aggregate, 1,040,000 shares of the Company’s common stock for a purchase price of $22.50 per share in connection with a private placement of such shares. The shares were registered under the Company’s Registration Statement on Form S-3 (No. 333-122981) which was filed with the Securities Exchange Commission on February 25, 2005.

(13)	Quarterly Data—Unaudited

Quarterly Data—2005	March 31	June 30	September 30	December 31
Net sales	$41,230	$37,325	$49,754	$61,487
Gross profit	17,545	15,796	22,158	30,180
Net income	3,135	2,748	5,268	7,851
Basic net income per share	.17	.15	.29	.43
Diluted net income per share	.16	.14	.27	.40

Quarterly Data—2004
Net sales	$34,219	$31,492	$39,624	$45,520
Gross profit	15,190	13,748	18,446	24,874
Net income	2,203	2,405	3,988	5,881
Basic net income per share	.13	.14	.22	.33
Diluted net income per share	.12	.13	.21	.31

Note:    Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.(1)

10.6	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its Executive and Senior Officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.)

10.7	Form of Indemnification Agreement between American Vanguard Corporation and its Directors.(1)

10.8	Amended and Restated Credit Agreement, dated as of September 30, 2004, among AMVAC Chemical Corporation, Bank of the West, Harris Trust and Savings and First Bank & Trust.(1)

10.9	Employment Agreement dated February 3, 2003 by and between AMVAC Chemical Corporation and Christopher Hildreth (filed as Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on May 2, 2005 and incorporated herein by reference).

10.10	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibit

99.1	Sale and Purchase Agreement dated October 31, 2005 by and between BASF Aktiengesellschaft and AMVAC Chemical Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC).*

*	Filed herewith.

(1)	Filed with the Company’s Original Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference.