Form 10-Q
period 2006-03-31
AMERICAN VANGUARD CORP
filed 2006-05-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—25,990,370 shares as of May 8, 2006.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2006	2005
Net sales	$44,744	$41,230
Cost of sales	26,437	23,685

Gross profit	18,307	17,545
Operating expenses	13,616	12,132

Operating income	4,691	5,413
Interest expense	720	339
Interest income	(12)	(2)
Interest capitalized	(142)	(63)

Income before income tax	4,125	5,139
Income tax expense	1,650	2,004

Net income	$2,475	$3,135

Earnings per common share—Basic	$.10	$.13

Earnings per common share—assuming dilution	$.09	$.12

Weighted average shares outstanding (notes 5 and 6)	25,496	24,295

Weighted average shares outstanding—assuming dilution (notes 5 and 6)	26,968	25,706

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	March 31, 2006	Dec. 31, 2005
	(Unaudited)	(Note)
Current assets:
Cash	$2,497	$1,342
Receivables:
Trade	77,746	58,955
Other	1,592	1,314

	79,338	60,269

Inventories (note 3)	53,095	44,359
Prepaid expenses	1,146	848

Total current assets	136,076	106,818
Property, plant and equipment, net (note 2)	36,573	34,339
Land held for development	211	211
Intangible assets	40,238	41,222
Other assets	607	637

	$213,705	$183,227

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	Dec. 31, 2005
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$8,107
Accounts payable	22,788	28,392
Accrued program costs	21,301	18,954
Accrued expenses and other payables	6,499	6,067
Accrued royalty obligations	654	1,801
Income taxes payable	826	1,829

Total current liabilities	56,174	65,150
Long-term debt, excluding current installments	49,341	34,367
Deferred income taxes	1,262	1,262

Total liabilities	106,777	100,779

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,217,166 shares at March 31, 2006 and 26,614,607 shares at December 31, 2005	2,822	2,661
Additional paid-in capital	33,108	9,900
Accumulated other comprehensive income	(197)	(198)
Retained earnings	73,940	72,830

	109,673	85,193
Less treasury stock at cost, 2,226,796 shares at March 31, 2006 and December 31, 2005	(2,745)	(2,745)

Total stockholders’ equity	106,928	82,448

	$213,705	$183,227

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

March 31, 2006

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Compre- hensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, January 1, 2006	26,614,607	$2,661	$9,900	$72,830	$(198)	—	2,226,796	$(2,745)	$82,448
Stocks issued under ESPP	20,748	2	264	—	—	—	—	—	266
Cash dividends on common stock ($0.0525 per share)	—	—	—	(1,365)	—	—	—	—	(1,365)
Foreign currency translation adjustment, net	—	—	—	—	1	1	—	—	1
Private equity offering	1,386,667	139	22,395	—	—	—	—	—	22,534
Tax benefits from stock options plans	—	—	64	—	—	—	—	—	64
Stock options exercised	195,144	20	485	—	—	—	—	—	505
Net income	—	—	—	2,475	—	2,475	—	—	2,475

Total comprehensive income	—	—	—	—	—	$2,476	—	—	—

Balance, March 31, 2006	28,217,166	$2,822	$33,108	$73,940	$(197)	—	2,226,796	$(2,745)	$106,928

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2006 and 2005

(Unaudited)

Increase (decrease) in cash	2006	2005
Cash flows from operating activities:
Net income	$2,475	$3,135
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,442	1,840
Stock-based compensation expense related to stock options and employee stock purchases	160	—
Changes in assets and liabilities associated with operations:
Increase in receivables	(19,069)	(17,242)
Increase in inventories	(8,736)	(2,398)
Decrease (increase) in prepaid expenses and other current assets	(298)	165
Increase (decrease) in accounts payable	(5,652)	9,118
Increase (decrease) in other current liabilities	(848)	2,875

Net cash used in operating activities	(29,526)	(2,507)

Cash flows from investing activities:
Capital expenditures	(3,692)	(4,067)
Net decrease (increase) in other non-current assets	30	(119)

Net cash used in investing activities	$(3,662)	$(4,186)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	$32,000	$7,900
Principal payments on long-term debt	(21,027)	(1,027)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	23,305	48
Excess tax benefits from stock-based compensation	64	—

Net cash provided by financing activities	34,342	6,921

Net increase in cash	1,154	228
Cash at beginning of year	1,342	457
Effect of exchange rate changes on cash	1	(2)

Cash as of March 31	$2,497	$683

Supplemental schedule of non-cash investing and financial activities:

On March 23, 2006, the Company announced that the Board of Directors declared a 4 for 3 stock split and a cash dividend of $0.07 per share ($0.0525 as adjusted for the 4 for 3 stock split). Both dividends were distributed on April 17, 2006 to stockholders of record at the close of business on April 3, 2006. The cash dividend was paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on April 3, 2006. Cash dividends paid on April 15, 2006 totaled $1,365,000.

On March 21, 2005, the Company announced that the Board of Directors declared a 2 for 1 stock split (100% stock dividend) and a cash dividend of $0.11 per share ($0.055 as adjusted for the 2 for 1 stock split). Both dividends were distributed on April 15, 2005 to stockholders of record at the close of business on March 29, 2005. The cash dividend was paid on the number of shares outstanding prior to the 2 for 1 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on March 29, 2005. Cash dividends paid April 15, 2005 totaled $1,002,000.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Property, plant and equipment at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	December 31, 2005
Land	$2,441	$2,441
Buildings and improvements	5,349	5,202
Machinery and equipment	48,704	47,814
Office furniture, fixtures and equipment	3,788	3,685
Automotive equipment	209	209
Construction in progress	16,271	13,739

	76,762	73,090
Less accumulated depreciation	40,189	38,751

	$36,573	$34,339

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2006	December 31, 2005
Finished products	$46,588	$40,166
Raw materials	6,507	4,193

	$53,095	$44,359

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2006	2005
Net sales:
Crop	$37,799	$36,100
Non-crop	6,945	5,130

	$44,744	$41,230

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On March 23, 2006, the Company announced that the Board of Directors declared a 4 for 3 stock split and a cash dividend of $0.07 per share ($0.0525 as adjusted for the 4 for 3 stock split). Both dividends were distributed on April 17, 2006 to stockholders of record at the close of business on April 3, 2006. The cash dividend was paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on April 3, 2006. Accordingly, all share, weighted average share, and per share amounts have been restated to reflect the stock split.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$2,475	$3,135

Denominator:
Weighted averages shares outstanding	25,496	24,295
Assumed exercise of stock options	1,472	1,411

	26,968	25,706

7. In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80 million fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45 million revolving line of credit and a $35 million term loan. In November 2005, the $35 term loan was increased to $40 million.

In connection with the acquisition of the global Phorate insecticide product line from BASF in November 2005, the Company initially borrowed $20 million under its senior secured revolving line of credit which was converted to term loan to finance the acquisition (Delayed Term Loan). The Company paid off the Delayed Term Loan from the net proceeds received from the Private Equity Offering concluded in February 2006 (refer to Note 11).

In April 2006, the Amended and Restated Credit Agreement was amended to increase the $45 million senior secured revolving line of credit to $65 million.

The revolving line of credit and term loan bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”). The principal payments of the term loan are payable in equal quarterly installments of $1 million on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December and on the maturity date of such loan in the amount of interest then accrued and unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan both mature on October 7, 2009 (five years from the closing date) and contain certain covenants (with which the Company is in compliance) as defined in the agreement.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases, are pledged as collateral under the Company’s credit agreement with a bank. As referenced in note 1, for further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

8. Reclassification—Certain items have been reclassified in the prior period consolidated financial statements to conform with the March 31, 2006 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,
	2006	2005
Net income	$2,475	$3,135
Foreign currency translation adjustment	1	(2)

Comprehensive income	$2,476	$3,133

10. Stock Based Compensation Expense—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $160,000 which consisted of stock-based compensation expense related to employee stock options $139,000 and employee stock purchases of $21,000. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to acquisitions and investments, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continued its method of valuation for share-based awards granted beginning in fiscal 2006 from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123.

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended March 31, 2006
Stock Options:
Dividend yield	None
Expected volatility	45%
Risk-free interest rate	3.30%
Expected life (in years)	2.3

The weighted average estimated fair value of employee stock option grants was $6.37 for the three months ended March 31, 2006.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

As of January 1, 2006, the Company estimates its maximum expense for existing stock options to be approximately $1.2 million which would be recognized $500,000 for 2006, $400,000 for 2007 and $300,000 for 2008. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

The Company did not grant any incentive or non-statutory options during the quarter ended March 31, 2006.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Option Plans	Weighted Average Price per Share	Exercisable Weighted Average Price per Share
Balance outstanding, December 31, 2002	1,623,581	74,213	1.43	1.32

Options granted, range from $4.69-$10.8	1,130,000	69,371	5.10
Options exercised, range from $0.90 - $6..24	(540,960)	(16,131)	(1.56)

Balance outstanding, December 31, 2003	2,212,621	127,453	3.49	2.39

Options granted, range from $15.06-$17.25	41,333	58,080	13.69
Options exercised, range from $1.11-$10.8	(339,861)	(16,133)	(1.18)
Options cancelled/forfeited/expired	(27,360)	—	(1.16)

Balance outstanding, December 31, 2004	1,886,733	169,400	4.35	3.26

Options granted, range from $19.65-$19.98	276,933	—	14.75
Options exercised, range from $1.76-$4.26	(61,333)	(8,805)	(1.84)
Options cancelled/forfeited/expired	(16,000)	(875)	(1.76)

Balance outstanding, December 31, 2005	2,086,333	159,720	5.71	6.06

Options granted	—	819	—
Options exercised, range from $1.76-$14.99	(194,465)	(819)	2.88
Options cancelled/forfeited/expired	—	—	—

Balance outstanding, March 31, 2006	1,891,868	159,720	6.50	6.63

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Information relating to stock options at March 31, 2006 summarized by exercise prices are as follows:

	Shares	Outstanding Weighted Average Life (Months)	Exercise Price	Exercisable Weighted Average
Exercise price per share				Shares	Exercise Price
Incentive Stock Option Plans:
$1.76	447,070	51	1.76	273,460	1.76
$3.20	36,331	42	3.19	24,525	3.20
$3.52 - $8.10	1,098,000	31	6.05	452,644	4.33
$11.30 - $12.94	41,333	21	12.62	4,650	12.62
$14.74 - $14.99	269,134	7	14.75	269,134	14.75

	1,891,868		6.36	1,024,413	6.39

Non-statutory Stock Option Plans:
$1.73	9,680	57	1.73	9,680	1.73
$3.03	29,040	45	3.03	29,040	3.03
$4.68	38,720	33	4.68	38,720	4.68
$7.05	24,200	31	7.05	24,200	7.05
$14.45	58,080	22	14.45	58,080	14.45

	159,720		8.16	159,720	8.16

Pro Forma Information under SFAS 124 for the three months ended March 31, 2005 (periods prior to fiscal 2006) is as follows:

2005
Net income, attributable to stockholders	$3,135
Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)

Pro forma	$2,988

Earnings per common share – basic, as reported	$.13

Pro forma	$.12

Earnings per common share – diluted, as reported	$.12

Pro forma	$.11

11. Private Equity Offering—On February 8, 2006, the Company entered into Stock Purchase Agreements with several institutional investors for the purchase and sale of, in the aggregate, 1,040,000 (before giving effect for the 4 for 3 stock split distributed April 17, 2006) shares of the Company’s common stock for a purchase price of $22.50 per share (before giving effect for the 4 for 3 stock split distributed April 17, 2006) in connection with a private placement of such shares. The shares were registered under the Company’s Registration Statement on Form S-3 (No. 333,122981) which was filed with the Securities Exchange Commission on February 25, 2005. (Refer to the Company’s Report on Form 8-K dated February 7, 2006, and filed with the Securities and Exchange Commission.)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

12. Recently Issued Accounting Guidance—In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities an specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non monetary Transactions, when the transactions were entered into in contemplation of on another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in the Company’s fourth quarter of 2006. The Company is currently evaluating the impact of EITF 04-13 on the consolidated financial statements; however, the Company does not currently believe that the adoption of EITF 04-13 will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN47”) to clarify the term “conditional asset retirement” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Pursuant to the AJCA, the deduction for qualified production activities was effective for the Company’s 2005 tax year. The effect of the deduction in the consolidated federal income tax return is not material.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In December 2004, the FASB issued SFAS No. 123R (revised 2004) (“SFAS 123R”), “Share-Based Payment”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all share-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The Company adopted SFAS 123R. effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. The effect of the adoption of SFAS 123R was $139,000 for the quarter ended March 31, 2006.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Columnar Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Quarter Ended March 31 (columnar numbers in thousands):

	2006	2005	Change
Net sales:
Crop	$37,799	$36,100	$1,699
Non-crop	6,945	5,130	1,815

	$44,744	$41,230	$3,514

Gross profit:
Crop	$15,206	$15,013	$193
Non-crop	3,101	2,532	569

	$18,307	$17,545	$762

The Company reported net income of $2,475,000 or $.09 per diluted share for the first quarter ended March 31, 2006 as compared to net income of $3,135,000 or $.12 per diluted share for the same period in 2005. (Net income and per share data have been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales for the first quarter 2006 increased by 9% to $44,744,000 from $41,230,000 in the same period of 2005. The increase sales levels were achieved through growth (primarily attributable to higher sales volume) of the Company’s herbicide and soil fumigant product lines which served to offset a decline of the Company’s insecticide product lines (which were primarily driven by a decline in the Company’s corn soil insecticide product line). There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $18,307,000 for the three months ended March 31, 2006 from $17,545,000 in the first quarter of 2005. Gross profit margins declined to 41% in the quarter ended March 31, 2006 from 43% in the same period in 2005. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,484,000 to $13,616,000 in the first quarter of 2006 from $12,132,000 in the same period of 2005. The differences in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$4,952	$5,702	$(750)
General and administrative	3,280	2,910	370
Research, product development and regulatory	1,796	1,457	339
Freight, delivery and warehousing	3,588	2,063	1,525

	$13,616	$12,132	$1,484

•	Selling expenses declined by $750,000 to $4,952,000 in the first quarter of 2006 from $5,702,000 in the same period of 2005. A decrease in programs and related costs accounted for the decline.

•	General and administrative expenses increased by $370,000 to $3,280,000 in the quarter ended March 31, 2006, as compared to $2,910,000 in the same period in 2005. The increase was due primarily to an increase in payroll and payroll costs. The Company adopted SFAS No. 123R effective January 1, 2006 and began expensing its previously issued equity awards (Employee Stock Options) for which service has not been rendered on that date which was approximately $139,000 for the quarter ended March 31, 2006, which accounted for 35% of the increase in general and administrative expenses.

•	Research and product development costs and regulatory registration expenses increased by $339,000 to $1,796,000 in the quarter ended March 31, 2006 from $1,457,000 in the same period of 2005. Higher costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products, higher costs related to licenses and registration fees and an increase in payroll and payroll related costs accounted for 31%, 24% and 22%, respectively of the increase.

•	Freight, delivery and warehousing costs increased $1,525,000 to $3,588,000 for the first quarter of 2006 as compared to $2,063,000 in the same period of 2005. Increases in freight and delivery accounted for 49% of the increase with increases in warehousing and storage costs accounting for 25% of the increase.

Interest costs before capitalized interest and interest income were $720,000 in the quarter ended March 31, 2006 as compared to $339,000 in the same period in 2005. The Company’s average overall debt for the quarter ended March 31, 2006 was $43,561,000 as compared to $24,185,000 for the same period in 2005. Higher effective interest rates coupled with higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $142,000 of interest costs related to construction in progress during the first quarter of 2006 as compared to $63,000 in 2005. The Company also recognized $12,000 in interest income for the quarter ended March 31, 2006 as compared to $2,000 in 2005.

Income tax expense declined by $354,000 to $1,650,000 for the quarter ended March 31, 2006 as compared to $2,004,000 for the same period 2005. The Company’s effective tax rate for the period ended March 31, 2006 was 40% as compared to 39% in the same period in 2005.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the three months ended March 31, 2006, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $29,526,000 of cash in operating activities during the three months ended March 31, 2006. Net income of $2,475,000, non-cash depreciation and amortization and stock-based compensation expense of $2,442,000 and $160,000, respectively, provided $5,077,000 of cash for operations. Increases in receivables, inventories and prepaid expenses and other current assets of $19,069,000, $8,736,000 and $298,000, respectively, coupled with a decline in accounts payable and other liabilities of $5,652,000 and $848,000, respectively, used $34,603,000 in cash for operating activities.

The Company used $3,662,000 in investing activities during the three months ended March 31, 2006. It invested $3,692,000 in capital expenditures while other non-current assets declined by $30,000.

Financing activities provided $34,342,000 during the first three months ended March 31, 2006. Net borrowings under the Company’s fully-secured revolving line of credit increased by $32,000,000. The Company received $23,305,000 in net proceeds from a private equity placement, exercise of stock options and the sale of common stock under its ESPP. The Company also received $64,000 from excess tax benefits from stock-based compensation. The Company made payments on its other long-term debt of $21,027,000.

In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80 million fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45 million revolving line of credit and a $35 million term loan. In November 2005, the $35 term loan was increased to $40 million.

In connection with the acquisition of the global Phorate insecticide product line from BASF in November 2005, the Company initially borrowed $20 million under its senior secured revolving line of credit which was subsequently converted to term loan (Delayed Term Loan) to finance the acquisition. The Company paid off the Delayed Term Loan from the net proceeds received from the Private Equity Offering concluded in February 2006 (refer to Note 11).

In April 2006, the Amended and Restated Credit Agreement was amended to increase the $45 million senior secured revolving line of credit to $65 million.

The revolving line of credit and term loan bear interest at the prime rate (“Referenced Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Fixed Loans”). The principal payments of the term loan are payable in equal quarterly installments of $1 million on or before the last business day of each February, May, August and November, commencing November 30, 2004 and in one final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan in full on the maturity date. Interest accruing on the Referenced Loans are payable quarterly, in arrears, on the last day of each March, June, September and December and on the maturity date of such loan in the amount of interest then accrued and unpaid. Interest accruing on the Fixed Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit and term loan both mature on October 7, 2009 (five years from the closing date) and contain certain covenants (with which the Company is in compliance) as defined in the agreement.

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing. Accordingly, the Company filed a universal shelf registration statement on Form S-3 (No. 333-122981) with the SEC on February 25, 2005 pursuant to which, the Company may issue common and preferred stock, warrants and debt securities, from time to time, up to an aggregate offering price of $50,000,000. The terms of any future offering will be established at the time of the offering. Accordingly, on February 8, 2006, the Company entered into Stock Purchase Agreements with several institutional investors for the purchase and sale of, in the aggregate, 1,040,000 (before giving effect for the 4 for 3 stock split distributed April 17, 2006) shares of the Company’s common stock for a purchase price of $22.50 per share (before giving effect for the 4 for 3 stock split distributed April 17, 2006) in connection with a private placement of such shares. The shares were registered under the Company’s Form S-3 (filed February 25, 2005).

RECENTLY ISSUED ACCOUNTING GUIDANCE

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities an specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

In September 2005, the FASB reached a final consensus on Emerging Issues Task Force (“EITF”) Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). EITF 04-13 concludes that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non monetary Transactions, when the transactions were entered into in contemplation of on another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning in the Company’s fourth quarter of 2006. The Company is currently evaluating the impact of EITF 04-13 on the consolidated financial statements; however, the Company does not currently believe that the adoption of EITF 04-13 will have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN47”) to clarify the term “conditional asset retirement” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (“AJCA”) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. Pursuant to the AJCA, the deduction for qualified production activities was effective for the Company’s 2005 tax year. The effect of the deduction in the consolidated federal income tax return is not material.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) (“SFAS 123R”), “Share-Based Payment”. This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all share-based payment transactions be recognized through the financial statements at an amount based on the fair value of an award at the date of its grant. The Company adopted SFAS 123R. effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of January 1, 2006, the Company estimates its maximum expense for existing stock options to be approximately $1.2 million which would be recognized $500,000 for 2006, $400,000 for 2007 and $300,000 for 2008. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures. The effect of the adoption of SFAS 123R was $139,000 for the quarter ended March 31, 2006.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2005. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of March 31, 2006, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

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

Thus far there are approximately 80 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Two such lawsuits, currently involving a total of 42 Nicaraguan plaintiffs, are pending in the Los Angeles Superior Court; one of these matters is scheduled for trial in January 24, 2007. Most of the cases, however, are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 2,667 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

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

Other Matters

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent’) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including

Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. The company believes that the action is without merit and plans to defend it vigorously. Although the punitive damages claim has been dismissed from the action, however, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. Trial is currently scheduled for July 2006.

Item 6.    Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated April 14, 2006, among Amvac Chemical Corporation, American Vanguard Corporation, GemChem, Inc., Bank of the West, Harris Trust and Savings Bank and First Bank and Trust

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 8, 2006	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 8, 2006	By:	/s/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer