Form 10-Q
period 2006-06-30
AMERICAN VANGUARD CORP
filed 2006-08-09
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Common Stock, $.10 Par Value—26,060,132 shares as of August 7, 2006.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2006	2005	2006	2005
Net sales	$42,721	$37,325	$87,465	$78,555
Cost of sales	25,063	21,529	51,500	45,214

Gross profit	17,658	15,796	35,965	33,341
Operating expenses	11,422	11,038	25,038	23,170

Operating income	6,236	4,758	10,927	10,171
Interest expense	910	380	1,630	719
Interest income	(11)	(9)	(23)	(11)
Interest capitalized	(188)	(81)	(330)	(144)

Income before income taxes	5,525	4,468	9,650	9,607
Income tax expense	2,210	1,720	3,860	3,724

Net income	$3,315	$2,748	$5,790	$5,883

Earnings per common share—basic	$.13	$.11	$.22	$.24

Earnings per common share—assuming dilution	$.12	$.11	$.21	$.23

Weighted average shares outstanding—basic (notes 5 & 6)	26,019	24,321	25,764	24,308

Weighted average shares outstanding—assuming dilution (notes 5 & 6)	27,431	25,708	27,206	25,700

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	June 30, 2006	Dec. 31, 2005
	(Unaudited)	(Note)
Current assets:
Cash	$1,521	$1,342
Receivables:
Trade	58,231	58,955
Other	1,088	1,314

	59,319	60,269

Inventories (note 3)	62,055	44,359
Prepaid expenses	1,149	848

Total current assets	124,044	106,818
Property, plant and equipment, net (note 2)	36,789	34,339
Land held for development	211	211
Intangible assets	40,482	41,222
Other assets	812	637

	$202,338	$183,227

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	Dec. 31, 2005
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$8,107
Accounts payable	11,940	28,392
Accrued program costs	23,456	18,954
Accrued expenses and other payables	4,596	6,067
Accrued royalty obligations	789	1,801
Income taxes payable	1,190	1,829

Total current liabilities	46,077	65,150
Long-term debt, excluding current installments	44,314	34,367
Deferred income taxes	1,262	1,262

Total liabilities	91,653	100,779

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,286,928 shares at June 30, 2006 and 26,614,607 shares at December 31, 2005	2,827	2,661
Additional paid-in capital	33,540	9,900
Accumulated other comprehensive income	(207)	(198)
Retained earnings	77,270	72,830

	113,430	85,193
Less treasury stock at cost 2,226,796 shares at June 30, 2006 and December 31, 2005	(2,745)	(2,745)

Total stockholders’ equity	110,685	82,448

	$202,338	$183,227

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

June 30, 2006

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Compre- hensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, January 1, 2006	26,614,607	$2,661	$9,900	$72,830	$(198)	—	2,226,796	$(2,745)	$82,448
Stocks issued under ESPP	20,748	2	264	—	—	—	—	—	266
Cash dividends on common stock ($0.0525 per share)	—	—	—	(1,350)	—	—	—	—	(1,350)
Foreign currency translation adjustment, net	—	—	—	—	(9)	(9)	—	—	(9)
Private equity offering	1,386,667	138	22,395	—	—	—	—	—	22,533
Tax benefits from stock options plans	—	—	128	—	—	—	—	—	128
Stock options exercised and grants of restricted stock units	264,906	26	853	—	—	—	—	—	879
Net income	—	—	—	5,790	—	5,790	—	—	5,790

Total comprehensive income	—	—	—	—	—	$5,781	—	—	—

Balance, June 30, 2006	28,286,928	$2,827	$33,540	$77,270	$(207)	—	2,226,796	$(2,745)	$110,685

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2006 and 2005

(Unaudited)

Increase (decrease) in cash	2006	2005
Cash flows from operating activities:
Net income	$5,790	$5,883
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,994	3,496
Stock-based compensation expense related to stock options and employee stock purchases	324	—
Changes in assets and liabilities associated with operations:
Decrease (increase) in receivables	950	(13,445)
Increase in inventories	(17,696)	(4,655)
Decrease (increase) in prepaid expenses and other current assets	(442)	586
Increase (decrease) in accounts payable	(16,500)	1,368
Increase in other current liabilities	974	4,931

Net cash used in operating activities	(23,606)	(1,836)

Cash flows from investing activities:
Capital expenditures	(4,704)	(6,478)
Net decrease (increase) in other non-current assets	(34)	55

Net cash used in investing activities	$(4,738)	$(6,423)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	$28,000	$12,000
Principal payments on long-term debt	(22,054)	(2,053)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	23,806	77
Payment of cash dividends	(1,350)	(1,002)
Tax benefits from stock-based compensation	130	—

Net cash provided by financing activities	28,532	9,022

Net increase in cash	188	763
Cash at beginning of year	1,342	457
Effect of exchange rate changes on cash	(9)	12

Cash as of June 30	$1,521	$1,232

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Property, plant and equipment at June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	December 31, 2005
Land	$2,441	$2,441
Buildings and improvements	5,365	5,202
Machinery and equipment	49,152	47,814
Office furniture, fixtures and equipment	3,812	3,685
Automotive equipment	209	209
Construction in progress	16,855	13,739

	77,834	73,090
Less accumulated depreciation	41,045	38,751

	$36,789	$34,339

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2006	December 31, 2005
Finished products	$51,801	$40,166
Raw materials	10,254	4,193

	$62,055	$44,359

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales:
Crop	$34,441	$28,900	$72,240	$65,000
Non-crop	8,280	8,425	15,225	13,555

	$42,721	$37,325	$87,465	$78,555

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Numerator:
Net income	$3,315	$2,748	$5,790	$5,883

Denominator:
Weighted averages shares outstanding	26,019	24,321	25,764	24,308
Assumed exercise of stock options	1,412	1,387	1,442	1,392

	27,431	25,708	27,206	25,700

7. In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80 million fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The credit facility originally consisted of a $45 million revolving line of credit and a $35 million term loan. In November 2005, the $35 million term loan was increased to $40 million. In April 2006, the Amended and Restated Credit Agreement was amended to increase the $45 million senior secured revolving line of credit to $65 million. The Company had $32 million in availability under its revolving line of credit as of June 30, 2006.

In connection with the acquisition of the global Phorate insecticide product line from BASF in November 2005, the Company initially borrowed $20 million under its senior secured revolving line of credit which was converted to a term loan to finance the acquisition (Delayed Term Loan). The Company paid off the Delayed Term Loan from the net proceeds received from the Private Equity Offering concluded in February 2006 (refer to Note 11).

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

8. Reclassification—Certain items have been reclassified in the prior period consolidated financial statements to conform with the June 30, 2006 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$3,315	$2,748	$5,790	$5,883
Foreign currency translation adjustment	(10)	14	(9)	12

Comprehensive income	$3,305	$2,762	$5,781	$5,895

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $164,000 and $324,000, respectively. Stock based compensation expensed recognized consisted of the following:

	Three months Ended June 30, 2006	Six Months Ended June 30, 2006
Expense related to employee stock options	$140,000	$280,000
Expense related to employee stock purchases	24,000	44,000

Total SFAS 123(R) expense	$164,000	$324,000

Basic and diluted earnings per share for the three months June 30, 2006 would have remained unchanged at $.13 and $.12, respectively, if the Company had not adopted SFAS 123(R). Basic and diluted earnings per share for the six months June 30, 2006 would have been $.23 and $.22, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.22 and $.21, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for periods subsequent to December 31, 2005 has not been reduced for forfeitures as estimated forfeitures are anticipated to be immaterial. Instead forfeitures are being recognized as they occur. SFAS 123(R) requires forfeitures to be estimated, if material, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Upon adoption of SFAS 123(R), the Company continued its method of valuation for share-based awards granted beginning in fiscal 2006 from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123.

There were no options granted during the three and six months ended June 30, 2006.

The expected volatility and expected life assumptions above are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company estimates expected term using the “safe harbor” provisions of SAB 107. The Company used historical volatility as a proxy for estimating expected volatility.

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

As of June 30, 2006, the Company had approximately $625,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Option Plans	Weighted Average Price per Share	Exercisable Weighted Average Price per Share
Balance outstanding, December 31, 2002	1,623,581	74,213	1.43	1.32

Options granted	1,130,000	69,371	5.10
Options exercised	(540,960)	(16,131)	(1.56)

Balance outstanding, December 31, 2003	2,212,621	127,453	3.49	2.39

Options granted	41,333	58,080	13.69
Options exercised	(339,861)	(16,133)	(1.18)
Options cancelled/forfeited/expired	(27,360)	—	(1.16)

Balance outstanding, December 31, 2004	1,886,733	169,400	4.35	3.26

Options granted	276,933	—	14.75
Options exercised	(61,333)	(8,805)	(1.84)
Options cancelled/forfeited/expired	(16,000)	(875)	(1.76)

Balance outstanding, December 31, 2005	2,086,333	159,720	5.71	6.06

Options granted	—	—	—
Options exercised	(216,462)	(29,040)	3.51
Options cancelled/forfeited/expired	—	—	—

Balance outstanding, June 30, 2006	1,869,871	130,680	6.01	6.06

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Information relating to stock options at June 30, 2006 summarized by exercise prices is as follows:

Exercise price per share	Shares	Outstanding Weighted Average Remaining Life (Months)	Exercise Price	Exercisable Weighted Average
				Shares	Exercise Price
Incentive Stock Option Plans:
$1.76	431,068	26	$1.76	309,121	$1.76
$3.19	31,667	43	$3.20	22,584	$3.19
$3.52 - $8.10	1,098,000	53	$5.11	811,800	$4.36
$11.30 - $12.94	41,334	60	$12.62	22,667	$12.74
$14.74 - $14.99	267,802	75	$14.74	267,802	$14.74

	1,869,871		$5.85	1,433,974	$5.85

Non-statutory Stock Option Plans:
$3.03	29,040	12	$3.03	29,040	$3.03
$4.68	29,040	25	$4.68	29,040	$4.68
$7.05	24,200	26	$7.05	24,200	$7.05
$14.45	48,400	35	$14.45	48,400	$14.45

	130,680		$8.37	130,680	$8.37

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and June 30, 2006 was as follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value
As of December 31, 2005:
Incentive Stock Option Plans:
Outstanding	2,086,333	$5.56	54	$37,809,000
Expected to Vest	2,086,333	$5.56	54	$37,809,000
Exercisable	1,508,770	$5.62	55	$26,892,000

Non-statutory Stock Option Plans:
Outstanding	159,720	$8.11	31	$2,449,000
Expected to Vest	159,720	$8.11	31	$2,449,000
Exercisable	159,720	$8.11	31	$2,449,000

As of June 30, 2006:
Incentive Stock Option Plans:
Outstanding	1,869,871	$5.85	50	$18,009,000
Expected to Vest	1,869,871	$5.85	50	$13,804,000
Exercisable	1,433,974	$5.85	52	$13,804,000

Non-statutory Stock Option Plans:
Options Outstanding	130,680	$8.37	26	$930,000
Expected to Vest	130,680	$8.37	26	$930,000
Options Exercisable	130,680	$8.37	26	$930,000

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The total intrinsic value of options exercised during 2003, 2004 and 2005 was $790.000, $1,693.000 and $554,000, respectively. Cash received from stock options exercised during 2003, 2004 and 2005 was $417,000, $449,000 and $417,000, respectively. The total fair value of shares vested during 2003, 2004 and 2005 was approximately $700,000, $1,829,000 and $4,284,744, respectively.

Pro Forma Information under SFAS 123 for the three and six months ended June 30, 2005 (periods prior to fiscal 2006) is as follows: (amounts in thousands, except for per share data)

	Three Months	Six Months
Net income, attributable to stockholders	$2,748	$5,883

Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(295)

Pro forma	$2,601	$5,588

Earnings per common share—basic, as reported	$0.11	$0.24

Pro forma	$0.11	$0.23

Earnings per common share—diluted, as reported	$0.11	$0.23

Pro forma	$0.10	$0.22

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

12. Recently Issued Accounting Guidance—In June 2006, the Financial Accounting Standards Board (“FASB”) issue FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) to clarify the term “conditional asset retirement” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.

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

RESULTS OF OPERATIONS

Quarter Ended June 30 (columnar numbers in thousands):

	2006	2005	Change
Net sales:
Crop	$34,441	$28,900	$5,541
Non-crop	8,280	8,425	(145)

	$42,721	$37,325	$5,396

Gross profit:
Crop	$14,030	$12,312	$1,718
Non-crop	3,628	3,484	144

	$17,658	$15,796	$1,862

The Company reported net income of $3,315,000 or $.12 per diluted share for the second quarter ended June 30, 2006 as compared to net income of $2,748,000 or $.11 per diluted share for the same period in 2005. (Net income and per share data have been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales for the first quarter 2006 increased by 14% to $42,721,000 from $37,325,000 in the same period of 2005. The increase sales levels were achieved through growth (primarily attributable to higher sales volume) across the vast majority of the Company’s product lines. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $17,658,000 for the three months ended June 30, 2006 from $15,796,000 in the second quarter of 2005. Gross profit margins declined to 41% in the quarter ended June 30, 2006 from 42% in the same period in 2005. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $384,000 to $11,422,000 in the second quarter of 2006 from $11,038,000 in the same period of 2005. The differences in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$2,981	$3,313	$(332)
General and administrative	3,094	3,746	(652)
Research, product development and regulatory	2,084	1,680	404
Freight, delivery and warehousing	3,263	2,299	964

	$11,422	$11,038	$384

•	Selling expenses declined by $332,000 to $2,981,000 in the second quarter of 2006 from $3,313,000 in the same period of 2005. A decline in programs and related costs accounted for the decline as well as serving to offset increases in advertising and promotion costs.

•	General and administrative expenses declined by $652,000 to $3,094,000 in the quarter ended June 30, 2006, as compared to $3,746,000 in the same period in 2005. The overall decline was primarily due to a decline in legal costs which served to offset increases in payroll and payroll related items, other outside professional fees and expensing of stock options. The Company adopted SFAS No. 123R effective January 1, 2006 and began expensing its previously issued equity awards (Employee Stock Options) for which service has not been rendered on that date which was approximately $140,000 for the quarter ended June 30, 2006.

•	Research and product development costs and regulatory registration expenses increased by $404,000 to $2,084,000 in the quarter ended June 30, 2006 from $1,680,000 in the same period of 2005. Higher costs incurred to generate scientific data related to the registration and possible new uses of the Company’s products, an increase in payroll and payroll related costs accounted for 65% and 27% respectively of the increase.

•	Freight, delivery and warehousing costs increased $964,000 to $3,263,000 for the second quarter of 2006 as compared to $2,299,000 in the same period of 2005. Increases in freight and delivery accounted for 67% of the increase with increases in warehousing and storage costs accounting for 30% of the increase.

Interest costs before capitalized interest and interest income were $910,000 in the quarter ended June 30, 2006 as compared to $380,000 in the same period in 2005. The Company’s average overall debt for the quarter ended June 30, 2006 was $52,756,000 as compared to $27,453,000 for the same period in 2005. Higher effective interest rates coupled with higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $188,000 of interest costs related to construction in progress during the second quarter of 2006 as compared to $81,000 in 2005. The Company also recognized $11,000 in interest income for the quarter ended June 30, 2006 as compared to $9,000 in 2005.

Income tax expense increased by $490,000 to $2,210,000 for the quarter ended June 30, 2006 as compared to $1,720,000 for the same period 2005. The Company’s effective tax rate for the period ended June 30, 2006 was 40% as compared to 38.5% in the same period in 2005.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During the three months ended June 30, 2006, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Six Months Ended June 30 (columnar numbers in thousands):

	2006	2005	Change
Net sales:
Crop	$72,240	$65,000	$7,240
Non-crop	15,225	13,555	1,670

	$87,465	$78,555	$8,910

Gross profit:
Crop	$29,236	$27,325	$1,911
Non-crop	6,729	6,016	713

	$35,965	$33,341	$2,624

The Company reported net income of $5,790,000 or $.21 per diluted share for the six months ended June 30, 2006 as compared to net income of $5,883,000 or $.23 per diluted share for the same period in 2005. (Net income and per share data have been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales for the first six months of 2006 increased by 11% to $87,465,000 from $78,555,000 in the same period of 2005. The increase sales levels were achieved through growth (primarily attributable to higher sales volume) of the Company’s herbicide, insecticide and soil fumigant product lines. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $35,965,000 for the six months ended June 30, 2006 from $33,341,000 in the same period in 2005. Gross profit margins declined to 41% in the six months ended June 30, 2006 from 42% in the same period in 2005. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,868,000 to $25,038,000 in the first six months of 2006 from $23,170,000 in the same period of 2005. The differences in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$7,933	$9,015	$(1,082)
General and administrative	6,374	6,655	(281)
Research, product development and regulatory	3,880	3,137	743
Freight, delivery and warehousing	6,851	4,363	2,488

	$25,038	$23,170	$1,868

•	Selling expenses declined by $1,082,000 to $7,933,000 in the first six months of 2006 from $9,015,000 in the same period of 2005. A decline in programs and related costs accounted for the decline as well as serving to offset increases in advertising and promotion costs and payroll and payroll related costs.

•	General and administrative expenses declined by $281,000 to $6,374,000 in the six months ended June 30, 2006, as compared to $6,655,000 in the same period in 2005. The overall decline was primarily due to a decline in legal costs which served to offset increases in payroll and payroll related items, other outside professional fees and expensing of stock options. The Company adopted SFAS No. 123R effective January 1, 2006 and began expensing its previously issued equity awards (Employee Stock Options) for which service has not been rendered on that date which was approximately $280,000 for the six months ended June 30, 2006.

•	Research and product development costs and regulatory registration expenses increased by $743,000 to $3,880,000 in the six months ended June 30, 2006 from $3,137,000 in the same period of 2005. The increase was primarily a result of higher costs incurred to generate scientific data related to the registration of the Company’s products coupled with higher licenses and registration fees.

•	Freight, delivery and warehousing costs increased by $2,488,000 to $6,851,000 for the first six months of 2006 as compared to $4,363,000 in the same period of 2005. Increases in freight and delivery accounted for 60% of the increase with increases in warehousing and storage costs accounting for 33% of the increase.

Interest costs before capitalized interest and interest income were $1,630,000 in the six months ended June 30, 2006 as compared to $719,000 in the same period in 2005. The Company’s average overall debt for the six months ended June 30, 2006 was $51,732,000 as compared to $27,690,000 for the same period in 2005. Higher effective interest rates coupled with higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $330,000 of interest costs related to construction in progress during the first six months of 2006 as compared to $144,000 in 2005. The Company also recognized $23,000 in interest income for the six months ended June 30, 2006 as compared to $11,000 in the same period in 2005.

Income tax expense increased by $136,000 to $3,860,000 for the six months ended June 30, 2006 as compared to $3,724,000 for the same period 2005. The effective tax rate for the six months ended June 30, 2006 was 40% as compared to 38.8% in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $23,606,000 of cash in operating activities during the six months ended June 30, 2006. Net income of $5,790,000, non-cash depreciation and amortization of $2,994,000, an increase in other liabilities of $974,000 a decrease in accounts receivable of $950,000 and stock-based compensation expense of $324,000 provided $11,032,000 of cash for operations. Increases in inventories and prepaid expenses and receivables of $17,696,000 and $442,000, respectively, coupled with a decline in accounts payable of $16,500,000 used $34,638,000 in cash for operating activities.

The Company used $4,738,000 in investing activities during the six months ended June 30, 2006. It invested $4,704,000 in capital expenditures while other non-current assets increased by $34,000.

Financing activities provided $28,532,000 during the first six months ended June 30, 2006. Net borrowings under the Company’s fully-secured revolving line of credit increased by $28,000,000. The Company received $23,806,000 in net proceeds from a private equity placement, exercise of stock options and the sale of common stock under its ESPP. The Company also received $130,000 from excess tax benefits from stock-based compensation. The Company made payments on its other long-term debt of $22,054,000 and paid cash dividends of $1,350,000.

In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80 million fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45 million revolving line of credit and a $35 million term loan. In November 2005, the $35 million term loan was increased to $40 million. In April 2006, the Amended and Restated Credit Agreement was amended to increase the $45 million senior secured revolving line of credit to $65 million. The Company had $32 million in availability under its revolving line of credit as of June 30, 2006.

In connection with the acquisition of the global Phorate insecticide product line from BASF in November 2005, the Company initially borrowed $20 million under its senior secured revolving line of credit which was subsequently converted to a term loan (Delayed Term Loan) to finance the acquisition. The Company paid off the Delayed Term Loan from the net proceeds received from the Private Equity Offering concluded in February 2006 (refer to Note 11).

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2006, the Financial Accounting Standards Board (“FASB”) issue FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities an specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

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

I tem 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of June 30, 2006, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Ite m 4.	CONTROLS AND PROCEDURES

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

PAR T II.	OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1.	Legal Proceedings

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

Thus far there are approximately 80 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Two such lawsuits, currently involving a total of 42 Nicaraguan plaintiffs, are pending in the Los Angeles Superior Court; one of these matters is scheduled for trial in January 24, 2007. Most of the cases, however, are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 2,883 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

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

Other Matters

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent”) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. The company believes that the action is without merit and plans to defend it vigorously. Although the punitive damages claim has been dismissed from the action, however, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. Trial is currently scheduled for July 2006.

On July 19, 2006, AMVAC’s registered agent was served with a complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC) which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 in which a class of plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. It is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 8, 2006. There were present at the Annual Meeting, in person or by proxy, stockholders holding 23,750,804 shares, representing 91% of the total number of shares outstanding and entitled to vote at the meeting with such percentage representing a quorum. Two matters were submitted to a vote of the Stockholders.

1. The following individuals were nominated and elected to serve as directors as set forth below:

	Votes “For”	Votes to “Withhold Authority”
Herbert A. Kraft	21,786,699	1,964,105
Glenn A. Wintemute	21,785,100	1,965,704
Eric G. Wintemute	21,790,519	1,960,285
Lawrence S. Clark	23,493,519	257,285
John B. Miles	19,165,680	4,585,124
Carl R. Soderlind	23,179,205	571,599
Irving J. Thau	23,180,138	570,666

2. The appointment by the Board of Directors of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year 2006 was ratified by a vote of the stockholders. A total of 23,718,829 votes were cast in favor of the appointment, 23,629 votes cast against, and 8,346 votes were counted as abstentions.

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

AMERICAN VANGUARD CORPORATION

Dated: August 9, 2006	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 9, 2006	By:	/S/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer