Form 10-Q
period 2006-09-30
AMERICAN VANGUARD CORP
filed 2006-11-09
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common Stock, $.10 Par Value—26,104,413 shares as of November 6, 2006.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2006	2005	2006	2005
Net sales	$51,244	$49,754	$138,709	$128,309
Cost of sales	28,917	27,596	80,417	72,810

Gross profit	22,327	22,158	58,292	55,499
Operating expenses	14,735	13,263	39,773	36,433

Operating income	7,592	8,895	18,519	19,066
Interest expense	717	439	2,347	1,158
Interest income	(6)	(1)	(29)	(12)
Interest capitalized	(200)	(108)	(530)	(252)

Income before income taxes	7,081	8,565	16,731	18,172
Income tax expense	2,832	3,297	6,692	7,021

Net income	$4,249	$5,268	$10,039	$11,151

Earnings per common share—basic	$.16	$.22	$.39	$.46

Earnings per common share—assuming dilution	$.16	$.20	$.37	$.43

Weighted average shares outstanding—basic (notes 5 & 6)	26,081	24,372	25,871	24,331

Weighted average shares outstanding—assuming dilution (notes 5 & 6)	27,258	25,749	27,237	25,731

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	September 30, 2006	Dec. 31, 2005
	(Unaudited)	(Note)
Current assets:
Cash	$1,802	$1,342
Receivables:
Trade	61,596	58,955
Other	1,308	1,314

	62,904	60,269

Inventories (note 3)	60,550	44,359
Prepaid expenses	1,461	848

Total current assets	126,717	106,818
Property, plant and equipment, net (note 2)	36,592	34,339
Land held for development	211	211
Intangible assets	40,015	41,222
Other assets	775	637

	$204,310	$183,227

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	Dec. 31, 2005
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$8,107
Accounts payable	15,344	28,392
Accrued program costs	28,497	18,954
Accrued expenses and other payables	6,533	6,067
Accrued royalty obligations	1,033	1,801
Income taxes payable	1,432	1,829

Total current liabilities	56,945	65,150
Long-term debt, excluding current installments	31,288	34,367
Deferred income taxes	1,262	1,262

Total liabilities	89,495	100,779

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,331,209 shares at September 30, 2006 and 26,614,607 shares at December 31, 2005	2,833	2,661
Additional paid-in capital	34,176	9,900
Accumulated other comprehensive income	(154)	(198)
Retained earnings	80,705	72,830

	117,560	85,193
Less treasury stock at cost 2,226,796 shares at September 30, 2006 and December 31, 2005	(2,745)	(2,745)

Total stockholders’ equity	114,815	82,448

	$204,310	$183,227

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

September 30, 2006

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, January 1, 2006	26,614,607	$2,661	$9,900	$72,830	$(198)	2,226,796	$(2,745)	$82,448
Stocks issued under ESPP	36,029	4	590	—	—	—	—	594
Cash dividends on common stock ($0.0825 per share)	—	—	—	(2,164)	—	—	—	(2,164)
Foreign currency translation adjustment, net	—	—	—	—	44	—	—	44
Private equity offering	1,386,666	138	22,395	—	—	—	—	22,533
Tax benefits from stock options plans	—	—	167	—	—	—	—	167
Stock options exercised and grants of restricted stock units	293,907	30	1,124	—	—	—	—	1,154
Net income	—	—	—	10,039	—	—	—	10,039

Balance, September 30, 2006	28,331,209	$2,833	$34,176	$80,705	$(154)	2,226,796	$(2,745)	$114,815

Comprehensive income:
Net income	$10,039
Foreign currency translation adjustment, net	44

Comprehensive income	$10,083

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2006 and 2005

(Unaudited)

Increase (decrease) in cash	2006	2005
Cash flows from operating activities:
Net income	$10,039	$11,151
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,791	5,199
Stock-based compensation expense related to stock options and employee stock purchases	419	—
Changes in assets and liabilities associated with operations:
Increase in receivables	(2,635)	(12,717)
Increase in inventories	(16,191)	(2,187)
Decrease (increase) in prepaid expenses and other assets	(756)	764
Increase (decrease) in accounts payable	(13,096)	4,919
Increase in other current liabilities	7,523	10,332

Net cash (used in) provided by operating activities	(9,906)	17,461

Cash flows from investing activities:
Capital expenditures	(5,719)	(8,865)
Additions to intangible assets	(118)	(644)
Net decrease in other non-current assets	5	80

Net cash used in investing activities	$(5,832)	$(9,429)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	$16,000	$(2,000)
Principal payments on long-term debt	(23,080)	(3,080)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	24,448	111
Payment of cash dividends	(1,381)	(1,002)
Tax benefits from stock-based compensation	167	—

Net cash provided by (used in) financing activities	16,154	(5,971)

Net increase in cash	416	2,061
Cash at beginning of year	1,342	457
Effect of exchange rate changes on cash	44	14

Cash as of September 30	$1,802	$2,532

Supplemental schedule of non-cash investing and financial activities:

On September 14, 2006, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 13, 2006, to stockholders of record at the close of business on September 29, 2006. Cash dividends paid October 13, 2006 totaled approximately $783,000.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Property, plant and equipment at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
Land	$2,441	$2,441
Buildings and improvements	5,645	5,202
Machinery and equipment	52,296	47,814
Office furniture, fixtures and equipment	4,781	3,685
Automotive equipment	209	209
Construction in progress	13,437	13,739

	78,809	73,090
Less accumulated depreciation	42,217	38,751

	$36,592	$34,339

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2006	December 31, 2005
Finished products	$53,452	$40,166
Raw materials	7,098	4,193

	$60,550	$44,359

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales:
Crop	$40,822	$38,558	$113,062	$103,558
Non-crop	10,422	11,196	25,647	24,751

	$51,244	$49,754	$138,709	$128,309

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On September 14, 2006, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 13, 2006, to stockholders of record at the close of business on September 29, 2006. Cash dividends paid October 13, 2006, totaled approximately $783,000.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator:
Net income	$4,249	$5,268	$10,039	$11,151

Denominator:
Weighted averages shares outstanding	26,081	24,372	25,871	24,331
Assumed exercise of stock options	1,177	1,377	1,366	1,400

	27,258	25,749	27,237	25,731

7. In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80 million fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The credit facility originally consisted of a $45 million revolving line of credit and a $35 million term loan. In November 2005, the $35 million term loan was increased to $40 million. In April 2006, the Amended and Restated Credit Agreement was amended to increase the $45 million senior secured revolving line of credit to $65 million. The Company had $44 million in availability under its revolving line of credit as of September 30, 2006.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the September 30, 2006 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$4,249	$5,268	$10,039	$11,151
Foreign currency translation adjustment	53	2	44	14

Comprehensive income	$4,302	$5,270	$10,083	$11,165

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $160,000 and $484,000, respectively. Stock based compensation expensed recognized consisted of the following:

	Three months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expense related to employee stock options	$140,000	$420,000
Expense related to employee stock purchases	20,000	64,000

Total SFAS 123(R) expense	$160,000	$484,000

Basic and diluted earnings per share for the three months September 30, 2006 would have been $.17 and $.16, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.16 and $.16, respectively. Basic and diluted earnings per share for the nine months September 30, 2006 would have been $.40 and $.38, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.39 and $.37, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for periods subsequent to December 31, 2005 has not been reduced for forfeitures as estimated forfeitures are anticipated to be immaterial. Instead forfeitures are being recognized as they occur. SFAS 123(R) requires forfeitures to be estimated, if material, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continued its method of valuation for share-based awards granted beginning in fiscal 2006 from the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

There were no options granted during the three and nine months ended September 30, 2006.

The expected volatility and expected life assumptions are highly complex and subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company estimates expected term using the “safe harbor” provisions of SAB 107. The Company used historical volatility as a proxy for estimating expected volatility.

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

As of September 30, 2006, the Company had approximately $485,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.6 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Option Plans	Weighted Average Price per Share	Exercisable Weighted Average Price per Share
Balance outstanding, December 31, 2002	1,623,581	74,213	1.43	1.32

Options granted	1,130,000	69,371	5.10
Options exercised	(540,960)	(16,131)	(1.56)

Balance outstanding, December 31, 2003	2,212,621	127,453	3.49	2.39

Options granted	41,333	58,080	13.69
Options exercised	(339,861)	(16,133)	(1.18)
Options cancelled/forfeited/expired	(27,360)	—	(1.16)

Balance outstanding, December 31, 2004	1,886,733	169,400	$4.35	$3.26

Options granted	276,933	—	14.75
Options exercised	(61,333)	(8,805)	(1.84)
Options cancelled/forfeited/expired	(16,000)	(875)	(1.76)

Balance outstanding, December 31, 2005	2,086,333	159,720	5.71	$6.06

Options granted	—	—	—
Options exercised	(245,462)	(29,040)	3.39
Options cancelled/forfeited/expired	—	—	—

Balance outstanding, September 30, 2006	1,840,871	130,680	$6.07	$5.80

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Information relating to stock options at September 30, 2006 summarized by exercise prices is as follows:

Exercise price per share	Shares	Outstanding Weighted Average Remaining Life (Months)	Exercise Price	Exercisable Weighted Average
				Shares	Exercise Price
Incentive Stock Option Plans:
$1.76	415,068	23	$1.76	415,068	$1.76
$3.19	18,667	34	$3.19	18,667	$3.19
$3.52 - $8.10	1,098,000	50	$5.11	817,800	$4.36
$11.30 - $12.94	41,334	57	$12.62	25,334	$12.59
$14.74 - $14.99	267,802	72	$14.74	267,802	$14.74

	1,840,871		$5.90	1,544,671	$5.59

Non-statutory Stock Option Plans:
$3.03	29,040	9	$3.03	29,040	$3.03
$4.68	29,040	22	$4.68	29,040	$4.68
$7.05	24,200	23	$7.05	24,200	$7.05
$14.45	48,400	32	$14.45	48,400	$14.45

	130,680		$8.37	130,680	$8.37

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value
As of December 31, 2005:
Incentive Stock Option Plans:
Outstanding	2,086,333	$5.56	54	$37,809,000
Expected to Vest	2,086,333	$5.56	54	$37,809,000
Exercisable	1,508,770	$5.62	55	$26,892,000

Non-statutory Stock Option Plans:
Outstanding	159,720	$8.11	31	$2,449,000
Expected to Vest	159,720	$8.11	31	$2,449,000
Exercisable	159,720	$8.11	31	$2,449,000

As of September 30, 2006:
Incentive Stock Option Plans:
Outstanding	1,840,871	$5.90	47	$15,105,000
Expected to Vest	1,840,871	$5.90	47	$15,105,000
Exercisable	1,544,671	$5.59	47	$13,197,000

Non-statutory Stock Option Plans:
Options Outstanding	130,680	$8.37	23	$758,000
Expected to Vest	130,680	$8.37	23	$758,000
Options Exercisable	130,680	$8.37	23	$758,000

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The total intrinsic value of options exercised during 2003, 2004 and 2005 was $790,000, $1,693,000 and $554,000, respectively. Cash received from stock options exercised during 2003, 2004 and 2005 was $417,000, $449,000 and $417,000, respectively. The total fair value of shares vested during 2003, 2004 and 2005 was approximately $700,000, $1,829,000 and $4,284,744, respectively.

Pro Forma Information under SFAS 123 for the three and nine months ended September 30, 2005 (periods prior to fiscal 2006) is as follows: (amounts in thousands, except for per share data)

	Three Months	Nine Months
Net income, attributable to stockholders	$5,268	$11,151
Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(442)

Pro forma	$5,121	$10,709

Earnings per common share—basic, as reported	$0.22	$0.46

Pro forma	$0.21	$0.44

Earnings per common share—diluted, as reported	$0.20	$0.43

Pro forma	$0.20	$0.42

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

12. Recently Issued Accounting Guidance—In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-the-year retained earnings. The accounting provisions of SAB No. 108 are effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of determining the effect, if any; the adoption of SAB No. 108 will have on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

funded status in the year in which the changes occur through comprehensive income. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not currently believe that the adoption of SFAS 158 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not currently believe that the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

RESULTS OF OPERATIONS

Quarter Ended September 30 (columnar numbers in thousands):

	2006	2005	Change
Net sales:
Crop	$40,822	$38,558	$2,264
Non-crop	10,422	11,196	(774)

	$51,244	$49,754	$1,490

Gross profit:
Crop	$17,558	$16,968	$590
Non-crop	4,769	5,190	(421)

	$22,327	$22,158	$169

The Company reported net income of $4,249,000 or $.16 per diluted share for the third quarter ended September 30, 2006 as compared to net income of $5,268,000 or $.20 per diluted share for the same period in 2005. (Net income and per share data have been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales for the third quarter 2006 increased by 3% to $51,244,000 from $49,754,000 in the same period of 2005. The increase sales levels were as a result of increased sales (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. The Company’s modest sales growth reflects the adverse impact of the pest and weather related factors on two of its products. Sales of the Company’s cotton insecticide declined by 70% and sales of its crop protection insecticide and mosquito adulticide had a 21% decline. Sales of the Company’s corn soil insecticides rose 18% during the third quarter ended September 30, 2006 as compared to the same period in 2005. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $22,327,000 for the three months ended September 30, 2006 from $22,158,000 in the third quarter of 2005. Gross profit margins declined slightly to 44% in the quarter ended September 30, 2006 from 45% in the same period in 2005. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,472,000 to $14,735,000 in the third quarter of 2006 from $13,263,000 in the same period of 2005. The differences in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$5,268	$4,733	$535
General and administrative	3,049	3,115	(66)
Research, product development and regulatory	1,757	2,146	(389)
Freight, delivery and warehousing	4,661	3,269	1,392

	$14,735	$13,263	$1,472

•	Selling expenses increased by $535,000 to $5,268,000 in the third quarter of 2006 from $4,733,000 in the same period of 2005. An increase in programs and related costs accounted for the increase.

•	General and administrative expenses declined by $66,000 to $3,049,000 in the quarter ended September 30, 2006, as compared to $3,115,000 in the same period in 2005. The overall decline was primarily due to a decline in legal costs. The Company adopted SFAS No. 123R effective January 1, 2006 and began expensing its previously issued equity awards (Employee Stock Options) for which service has not been rendered on that date which was approximately $140,000 for the quarter ended September 30, 2006.

•	Research and product development costs and regulatory registration expenses declined by $389,000 to $1,757,000 in the quarter ended September 30, 2006 from $2,146,000 in the same period of 2005. Lower costs incurred to generate scientific data related to the registration accounted for the decline.

•	Freight, delivery and warehousing costs increased $1,392,000 to $4,661,000 for the third quarter of 2006 as compared to $3,269,000 in the same period of 2005. Increases in freight and delivery accounted for 75% of the increase with increases in warehousing and storage costs primarily accounting for the balance of the increase.

Interest costs before capitalized interest and interest income were $717,000 in the quarter ended September 30, 2006 as compared to $439,000 in the same period in 2005. The Company’s average overall debt for the quarter ended September 30, 2006 was $41,925,000 as compared to $33,054,000 for the same period in 2005. Higher effective interest rates coupled with higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $200,000 of interest costs related to construction in progress during the third quarter of 2006 as compared to $108,000 in 2005. The Company also recognized $6,000 in interest income for the quarter ended September 30, 2006 as compared to $1,000 in 2005.

Income tax expense declined by $465,000 to $2,832,000 for the quarter ended September 30, 2006 as compared to $3,297,000 for the same period 2005. The Company’s effective tax rate for the period ended September 30, 2006 was 40% as compared to 38.5% in the same period in 2005.

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

Nine Months Ended September 30 (columnar numbers in thousands):

	2006	2005	Change
Net sales:
Crop	$113,062	$103,558	$9,504
Non-crop	25,647	24,751	896

	$138,709	$128,309	$10,400

Gross profit:
Crop	$46,794	$44,293	$2,501
Non-crop	11,498	11,206	292

	$58,292	$55,499	$2,793

The Company reported net income of $10,039,000 or $.37 per diluted share for the nine months ended September 30, 2006 as compared to net income of $11,151,000 or $.43 per diluted share for the same period in 2005. (Net income and per share data have been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales for the first nine months of 2006 increased by 8% to $138,709,000 from $128,309,000 in the same period of 2005. The increase sales levels were achieved through growth (primarily attributable to higher sales volume) of the Company’s product lines used for crop protection. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $58,292,000 for the nine months ended September 30, 2006 from $55,499,000 in the same period in 2005. Gross profit margins declined to 42% in the nine months ended September 30, 2006 from 43% in the same period in 2005. The decline in gross profit margins was due to the changes in the sales mix of the Company’s products.

As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $3,340,000 to $39,773,000 in the first nine months of 2006 from $36,433,000 in the same period of 2005. The differences in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$13,201	$13,748	$(547)
General and administrative	9,423	9,770	(347)
Research, product development and regulatory	5,637	5,283	354
Freight, delivery and warehousing	11,512	7,632	3,880

	$39,773	$36,433	$3,340

•	Selling expenses declined by $547,000 to $13,201,000 in the first nine months of 2006 from $13,748,000 in the same period of 2005. A decline in programs and related costs accounted for the decline as well as serving to offset increases in advertising and promotion costs and payroll and payroll related costs.

•	General and administrative expenses declined by $347,000 to $9,423,000 in the nine months ended September 30, 2006, as compared to $9,770,000 in the same period in 2005. The overall decline was primarily due to a decline in legal costs which served to offset increases in payroll and payroll related items, other outside professional fees and expensing of stock options. The Company adopted SFAS No. 123R effective January 1, 2006 and began expensing its previously issued equity awards (Employee Stock Options) for which service has not been rendered on that date which was approximately $420,000 for the nine months ended September 30, 2006.

•	Research and product development costs and regulatory registration expenses increased by $354,000 to $5,637,000 in the nine months ended September 30, 2006 from $5,283,000 in the same period of 2005. The increase was primarily a result of higher licenses and registration costs and payroll and payroll related costs.

•	Freight, delivery and warehousing costs increased by $3,880,000 to $11,512,000 for the first nine months of 2006 as compared to $7,632,000 in the same period of 2005. Increases in freight and delivery accounted for 65% of the increase with increases in warehousing and storage costs primarily accounting for the balance of the increase.

Interest costs before capitalized interest and interest income were $2,347,000 in the nine months ended September 30, 2006 as compared to $1,158,000 in the same period in 2005. The Company’s average overall debt for the nine months ended September 30, 2006 was $46,252,000 as compared to $29,536,000 for the same period in 2005. Higher effective interest rates coupled with higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $530,000 of interest costs related to construction in progress during the first nine months of 2006 as compared to $252,000 in 2005. The Company also recognized $29,000 in interest income for the nine months ended September 30, 2006 as compared to $12,000 in the same period in 2005.

Income tax expense declined by $329,000 to $6,692,000 for the nine months ended September 30, 2006 as compared to $7,021,000 for the same period 2005. The effective tax rate for the nine months ended September 30, 2006 was 40% as compared to 38.6% in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $9,906,000 of cash in operating activities during the nine months ended September 30, 2006. Net income of $10,039,000, non-cash depreciation and amortization of $4,791,000, an increase in other liabilities of $7,523,000, and stock-based compensation expense of $419,000 provided $22,772,000 of cash for operations. Increases in inventories, receivables and prepaid expenses of $16,191,000, $2,635,000, and $756,000 respectively, coupled with a decline in accounts payable of $13,096,000 used $32,678,000 in cash for operating activities.

The Company used $5,832,000 in investing activities during the nine months ended September 30, 2006. It invested $5,719,000 in capital expenditures, $118,000 in intangible assets while other non-current assets declined by $5,000.

Financing activities provided $16,154,000 during the first nine months ended September 30, 2006. Net borrowings under the Company’s fully-secured revolving line of credit increased by $16,000,000. The Company received $24,448,000 in net proceeds from a private equity placement, exercise of stock options and the sale of common stock under its ESPP. The Company also received $167,000 from tax benefits from stock-based compensation. The Company made payments on its other long-term debt of $23,080,000 and paid cash dividends of $1,381,000.

In October 2004, the Company entered into an Amended and Restated Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender, two other banks as lenders and a fourth as a participant, for an $80 million fully-secured credit facility. This credit facility replaced the Company’s previous credit facility with its primary bank and one other bank entered into in May 2002 and amended in March 2004. The new credit facility consists of a $45 million revolving line of credit and a $35 million term loan. In November 2005, the $35 million term loan was increased to $40 million. In April 2006, the Amended and Restated Credit Agreement was amended to increase the $45 million senior secured revolving line of credit to $65 million. The Company had $44 million in availability under its revolving line of credit as of September 30, 2006.

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

Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing. Accordingly, the Company filed a universal shelf registration statement on Form S-3 (No. 333-122981) with the SEC on February 25, 2005 pursuant to which, the Company may issue common and preferred stock, warrants and debt securities, from time to time, up to an aggregate offering price of $50,000,000. The terms of any future offering will be established at the time of the offering. Accordingly, on February 8, 2006, the Company entered into Stock Purchase Agreements with several institutional investors for the purchase and sale of, in the aggregate, 1,040,000 (before giving effect for the 4 for 3 stock split distributed April 17, 2006) shares, all of which were purchased, of the Company’s common stock for a purchase price of $22.50 per share (before giving effect for the 4 for 3 stock split distributed April 17, 2006) in connection with a private placement of such shares. The shares were registered under the Company’s Form S-3 (filed February 25, 2005).

RECENTLY ISSUED ACCOUNTING GUIDANCE

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-the-year retained earnings. The accounting provisions of SAB No. 108 are effective for the Company’s fiscal year ending December 31, 2006. The Company is in the process of determining the effect, if any; the adoption of SAB No. 108 will have on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not currently believe that the adoption of SFAS 158 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not currently believe that the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of September 30, 2006, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Two such lawsuits, currently involving a total of 42 Nicaraguan plaintiffs, are pending in the Los Angeles Superior Court; one of these matters is scheduled for trial in February 28, 2007. Most of the cases, however, are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 3,279 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages and the federal action alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast.

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

Other Matters

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent”) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. The company believes that the action is without merit and plans to defend it vigorously. Although the punitive damages claim has been dismissed from the action, however, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. Trial is currently scheduled for April 2007.

On July 19, 2006, AMVAC’s registered agent was served with a complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. It is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously.

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

AMERICAN VANGUARD CORPORATION

Dated: November 8, 2006	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 8, 2006	By:	/S/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer