Form 10-K
period 2006-12-31
AMERICAN VANGUARD CORP
filed 2007-03-14
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From             To

Commission file number 001-13795

AMERICAN VANGUARD CORPORATION

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 260-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.10 par value	New York Stock Exchange

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

The aggregate market value of the voting stock of the registrant held by non-affiliates is $203.1 million. This figure is estimated as of June 30, 2006 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $15.48 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2006, was 26,060,132. The number of shares of $.10 par value Common Stock outstanding as of March 5, 2007, was 26,131,226.

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2006

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

In December 2006, AMVAC acquired the product line Permethrin (a synthetic pyrethroid insecticide) from Syngenta Crop Protection, Inc. In connection with the transaction, AMVAC acquired both crop and non-crop uses of the product line in the U.S., Mexico and Canada. Acquired assets include registration rights, manufacturing and formulation know-how, inventories, customer lists and the trademarks Ambush® and Prelude® in the aforementioned territories.

In November 2006, AMVAC acquired the global Terbufos insecticide product line and the Lock `N Load® closed delivery system from BASF Aktiengesellschaft (“BASF”). The product line consisted of the active ingredient Terbufos, the trademarks Counter® and Lock `N Load®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories.

In December 2005, AMVAC acquired the cereal herbicide product line, Difenzoquat from BASF. The product line consists of the active ingredient Difenzoquat, the trademark Avenge™, the manufacturing and formulation know-how, and registration rights and intellectual property rights in the United States and Canada. Avenge is a post-emergent herbicide primarily to control wild oats in barley and wheat. Avenge has a unique mode of action: it can be tank mixed with many popular broad leaf herbicides to provide broadleaf weed control as well as for effectively managing herbicide resistance problems in wild oats.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In March 2005, AMVAC entered into an exclusive multi-year agreement with BASF to develop, register and commercialize Topramezone, a new herbicide for post-emergent use in corn in North America. Under the terms of a licensing and supply agreement BASF would supply the product to AMVAC. In August 2005, AMVAC received a registration from the U.S. Environmental Protection Agency for Impact® (active ingredient: Topramezone), a new herbicide for the use in field corn, seed corn, sweet corn and popcorn.

In December 2004, AMVAC entered into an agreement with Bayer CropScience LP, an affiliate of Bayer AG, to market, sell and distribute Bolster 15G, a soybean pesticide used to control nematodes, through AMVAC’s SmartBox system in key Midwest soybean growing states beginning in the 2005 season. Additionally, in December 2004, AMVAC licensed the trade name Nuvan® to Syngenta India Limited, a business unit of Syngenta Crop Protection AG. The agreement provides a two-year license to Syngenta India to sell products under the Nuvan name in the animal and public health market, as well as the crop protection market in India. AMVAC continues to sell products under the Nuvan name in the animal and public health market in over thirty other countries.

In January 2004, AMVAC entered into an agreement with Syngenta Crop Protection (“Syngenta”) to supply Force 3G for use through AMVAC’s SmartBox system beginning in the 2004 season. Force 3G is a corn soil insecticide manufactured and marketed by Syngenta for the control of corn rootworm, wireworm, cutworm and white grub in cotton.

In December 2003, AMVAC acquired certain assets related to the active ingredient dichlorvos (“DDVP”) used in the animal health business and marketed primarily under the trade name Nuvan® from Novartis Animal Health, Inc. a business unit of Novartis AG. Since 1975, AMVAC has manufactured a technical form of DDVP, used primarily in specialty markets as a broad-spectrum household and specialty insecticide. Nuvan, which is used primarily for animal health to control flies and ecto-parasites, expanded the AMVAC’s animal health business as well as its international sales of DDVP. DDVP products are highly effective in controlling in enclosed spaces, a wide variety of pests including mosquitoes, flies, and cockroaches. AMVAC has been the primary generator of data to support the registration of DDVP products worldwide.

In February 2003, AMVAC acquired certain assets associated with the global Pre-Harvest Protection business from Pace International, L.L.C. (“Pace”). Pace’s global Pre-Harvest Protection business encompassed five product lines:

•	Deadline®—a line of snail and slug control products used in agriculture and by commercial landscapers;

•	Hivol®44—a plant growth regulator used primarily in citrus;

•	Hinder®—a deer and rabbit repellant;

•	Bac-Master™—streptomycin antibiotic used primarily to control Fire Blight (a bacterial disease of apples and pears that kills blossoms, shoots, limbs, and sometimes, entire trees; and

•	Leffingwell® Supreme 415 Oil™—a horticultural oil insecticide for aphids, mites and scale.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Pace continues to manufacture Deadline and Hinder under a multi-year supply agreement with AMVAC. Additionally, AMVAC has an option to acquire Pace’s Deadline manufacturing facility in Yakima County, Washington.

In January 2003, AMVAC acquired certain assets associated with the Evital® 5G cranberry herbicide business conducted in the United States from Syngenta.

In July 2002, AMVAC acquired from Flowserve U.S. Inc. (“Flowserve”), all or substantially all of its assets associated with the SmartBox® closed delivery system. The SmartBox system electronically dispenses granular crop protection products, replacing older technology that utilizes mechanically driven sprockets and chains. The state-of-the-art SmartBox technology allows farmers to apply crop protection products accurately and efficiently while avoiding contact with the product. The computer controller enables farmers to monitor and change application rates while planting and provides the farmers with a permanent record of application. Initially the SmartBox system was developed by Flowserve in partnership with E.I. DuPont de Nemours and Company (“DuPont”) and Zeneca, Inc. which partnership commenced in 1995. At the same time it acquired certain assets associated with the Fortress® corn soil insecticide business from DuPont in 2000, AMVAC assumed DuPont’s SmartBox partnership interest. Thereafter, Zeneca, Inc. abandoned its SmartBox partnership interest. In 2000, AMVAC sold its Fortress 5G (5% active ingredient—chlorethoxyfoxs) corn soil insecticide to the American farmer in the SmartBox system. Later that year, AMVAC secured exclusive marketing rights in the U.S. Bayer CropScience’s Aztec® 4.67G corn soil insecticide which also can be applied through the SmartBox system. By offering both products, AMVAC provides farmers a choice of two different chemistries to apply through the SmartBox system. This allows farmers to rotate products from year to year, thereby preventing insects from building resistance to any one specific product. AMVAC is currently looking at utilizing this system for other crops where the safety features of the system would provide an important benefit.

In July 2002, AMVAC acquired from Syngenta all U.S. Environmental Protection Agency (“EPA”) end-use product registrations and data support as well as a license to the Ambush 25WP trademark (wettable powder formulation) in the United States. Syngenta continues to own the rights and assets of the liquid formulation (Ambush 2EC) in the United States.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Customers

United Agri Products, Agriliance and Helena Chemical Company accounted for 18%, 15% and 11%, respectively of the Company’s sales in 2006. United Agri Products, Agriliance and Helena Chemical Company accounted for 15%, 13% and 11%, respectively of the Company’s sales in 2005. United Agri Products, Helena Chemical Company and Agriliance accounted for 18%, 12% and 11%, respectively of the Company’s sales in 2004.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality of its products, its price and the technical service and support given to its customers. The inability of AMVAC to effectively compete in several of AMVAC’s principal products would have a material adverse effect on AMVAC’s results of operations.

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

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,884,000, $2,853,000 and $3,081,000 during 2006, 2005 and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

2004 respectively, related to gathering this information. Based on facts known today, AMVAC estimates it will spend approximately $3,770,000 in 2007. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an as incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

Environmental

During 2006, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2006 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in 2007 or 2008. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. It is uncertain whether the cost associated with the potential remediation activities will have a material impact on the Company’s financial statements.

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

Employees

As of March 5, 2007, the Company employed approximately 285 persons. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

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

The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, a city southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2006, 2005 and 2004.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2006	2005	2004
Export Sales	$17,246,000	$13,856,000	$10,943,000
Percentage of Net Sales	8.9%	7.3%	6.8%

Risk Management

The Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. There can be no assurance, however, that such product liability coverage insurance will continue to be available to the Company, or if available, that it will be provided at an economical cost to the Company.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

As of March 5, 2007, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 12% and 7%, respectively, of the Company’s common stock. These stockholders as a group will be able to influence substantially the Company’s Board of Directors and thus its management and affairs. If acting together, they would be able to influence most matters requiring the approval by the Company’s stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control if opposed by these stockholders irrespective of whether the proposed transaction is at a premium price or otherwise beneficial to the Company’s stockholders as a whole.

The Company is dependent on a limited number of customers, which makes us vulnerable to the continued relationship with and financial health of those customers.

In 2006, three customers accounted for 44% of the company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

FAS 123(R), as published by the Financial Accounting Standards Board, will require the Company, as a public company, to recognize in its financial statements an expense for stock options that are unvested and become exercisable after December 31, 2005 and for any new grants issued subsequent to January 1, 2006. In 2006, the Company recognized a $984 pre-tax expense related to this requirement. (See “Stock-Based Compensation” narrative in notes to consolidated financial statements.)

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

In 2001, AMVAC completed the acquisition of a manufacturing facility from DuPont. The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long- term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed primarily to manufacture pyrethroids and organophosphates. The acquisition increased AMVAC’s

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

capacity while also providing flexibility and geographic diversity. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report.)

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

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(two identical suits, one in Oahu and one in Maui) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs” allege sterility and other injuries. The suits were removed to federal court and for the last several years, the focus of the case has been on procedural issues, including the dismissal of the case based on the doctrine of forum non conveniens. This doctrine would require the plaintiffs to pursue their claims in their native countries. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court and remanded the case to state court. Starting in early 2004, there had been no activity in the case for about two years. However, a status conference was held on June 1, 2006 at the request of the plaintiffs’ attorneys, who expressed a desire to pursue the class action aspect or add other individuals. Plaintiffs’ counsel now claims that his class members will include two pineapple workers in Hawaii who have testicular cancer, and he also claims to have class members from mainland U.S. and other countries. On September 12, 2006, the court ordered the transfer of venue of the Maui action from Maui County to Oahu, where we expect the duplicate suit to be dismissed. Other preliminary issues will be class certification and/or the addition of class members as individual defendants. Written discovery to defendants was conducted on venue-related issues.

Further, the plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries in 1998, based on the prior order of forum non conveniens, alleging in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the plaintiffs. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously. However, it is too early to provide an assessment as to the probability of an unfavorable outcome in these matters.

B. Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following other named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000) was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. The federal court then ordered remand to state court. No activity has taken place on this matter since 2001. Without discovery, it is unknown whether any of the plaintiffs were exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome in this case.

C. Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. In 2006, a group of plaintiffs represented by attorney Misko, who had been making claims solely against growers, settled with those growers and dismissed their claims against the Company. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. The pleadings are not yet finalized as to the number of plaintiffs in these suits.

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

D. Nicaragua Matters

Tellez et al v. Dole Food Company, Inc. et al

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

AMVAC was served with the complaint on April 12, 2004 and filed an answer on May 5, 2004. On May 6, 2004, Dow Chemical removed the case from state court to the United States District Court for the Central District of California. The case was subsequently remanded to state court.

On September 2, 2004, the plaintiffs were permitted to file an amended complaint that dropped seven plaintiffs and added 18 others, so that there were a total of 36 plaintiffs. Since that time, 18 plaintiffs have been dismissed, four others who have not yet obtained U.S. visas to come to the United States for their depositions, and one making a cancer related claim have been transferred to the Mejia case listed below, reducing the total to 13.

The defendants have been taking depositions of the plaintiffs’ experts. Trial is presently scheduled for May 2, 2007, having recently been rescheduled due to the inability to complete 25 depositions of the plaintiffs’ and defendants’ experts within the time lines in the case management order. Plaintiffs’ and defendants’ experts will have differing views at their depositions and at trial regarding what types and amounts of exposure to DBCP might cause sterility. Depositions of defense experts will take place primarily in March. AMVAC contends that very few of these plaintiffs worked at a banana farm when its product could have been used. AMVAC also disputes the nature and extent of the claimed injuries. AMVAC intends to continue to vigorously contest this case.

It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time, as expert discovery is not yet complete. However, this case, like the other pending banana workers suits, presents difficult issues of law and fact to all parties and has a potentially large exposure. In all of these banana worker cases, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. If plaintiffs are successful, it is likely that other banana workers from Nicaragua will file suit in California.

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

Plaintiffs have served a First Amended Complaint naming 21 banana plantation workers in Nicaragua as plaintiffs, including five plaintiffs who were transferred from the Tellez action. The Mejia action has been designated as related to the Tellez action has been stayed pending developments in the Tellez action, except for the preliminary steps of collecting plaintiffs’ medical and employment records in Nicaragua so that they are available for use once discovery gets underway. Discovery has not yet begun in this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

Suits filed in Nicaragua

The Los Angeles attorneys representing these workers in California have recently stated that they have as many as 10,000 clients in Nicaragua. Thirteen of them are plaintiffs in the Tellez suit and 21 are plaintiffs in the Mejia suit pending in the Los Angeles County Superior Court.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

On January 25, 2006, AMVAC was served with the Flavio Apolinar Castillo and Luis Cristobal Martinez Suazo suits listed above. In March 2006, counsel in Nicaragua filed objections to jurisdiction over Amvac in these two cases. AMVAC’s local counsel reports that the court has not yet ruled on the objections to jurisdiction.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 83 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,497 plaintiffs. However, only the two Castillo and Suazo cases have been served on Amvac . Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages. It is anticipated that the plaintiffs’ attorneys will continue to file additional actions on a monthly basis in Nicaragua.

In an earlier round of suits brought in Nicaragua against Dow, Shell, and Standard Fruit only, the Nicaragua court issued judgments for $490 million in December 2002 based on claims of 583 banana workers, despite defenses of lack of personal jurisdiction and the unconstitutionality of Public Law 364. It has been reported that in 2003, the United States District Court in Los Angeles refused to enforce these judgments on the basis that the judgments did not properly name the defendants. The U.S. District Court did not reach the issue of due process under Public Law 364. An appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC intends to contest personal jurisdiction and demand under Law 364 that the claims be litigated in the United States. Thus far, it appears that the Nicaraguan courts have denied all requests of other defendants under Law 364 that allow the defendants the option of consenting to jurisdiction in the United States. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Based on the precedent of the earlier suits in Nicaragua, it would appear likely that the Nicaragua courts will, over the defendants’ objections, enter multi-million dollar judgments for the plaintiffs and against all defendants in these cases. One such judgment was entered in August 2005 for $97 million for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802 million against Dow, Shell, Occidental, and Standard Fruit for some 1200 plaintiffs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

E. Ivory Coast Cases

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages and the action filed in federal court alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. AMVAC does not believe that it sold any DBCP into the Ivory Coast at any time and intends to defend these cases vigorously. Discovery has not yet begun in these cases, and it is too early to provide any evaluation as to the probability of an unfavorable outcome.

On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court has remanded all of those cases on its own motion back to state court. On December 7, 2006 AMVAC answered the Alien Tort Claims Act case. A defense motion for judgment on the pleadings in the Alien Tort Claims Act case in federal court is pending for a hearing on March 12, 2007.

F. Other Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 on behalf of hundreds of banana workers in other countries, including Costa Rica, Panama, and Honduras. AMVAC has not been named in these suits.

II. Other Litigation.

On July 19, 2006, AMVAC’s registered agent was served with a complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. In addition, in January 2007, the Alabama Department of Environmental Management issued a proposed administrative order citing AMVAC for, among other things, storing rejected washwater (which is the subject of the McLendon case) in violation of applicable regulations regarding the storage of hazardous materials. The company is negotiating a consent order with ADEM which it expects to complete in the near future. It is too early in the McLendon litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously.

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent’) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom® product line from the latter. The company believes that the action is without merit and plans to defend it vigorously. Although the punitive damages claim has been dismissed from the action, however, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. Trial is currently scheduled for July 30, 2007.

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

No matters were submitted during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	High	Low
Calendar 2006
First Quarter	$22.91	$16.50
Second Quarter	32.04	14.09
Third Quarter	16.91	12.91
Fourth Quarter	18.25	13.45
Calendar 2005
First Quarter	$17.16	$12.00
Second Quarter	16.91	12.68
Third Quarter	18.49	13.53
Fourth Quarter	20.24	13.67

As of March 5, 2007 the number of stockholders of the Company’s Common Stock was approximately 3,900, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the S&P 500 Stock Index, and a peer group selected by Value Line (Chemical—Specialty Industry). The graph assumes that the beginning values of the investments in the Company, the S&P 500 Stock Index, and the peer group of companies each was $100. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for weighted average number of shares and per share data)

	2006	2005	2004	2003	2002
Net sales	$193,771	$189,796	$150,855	$124,863	$100,671

Gross profit	$82,358	$85,679	$72,258	$58,874	$43,875

Operating income	$29,216	$32,267	$24,958	$16,542	$11,879

Income before income tax expense	$26,522	$30,939	$23,733	$16,182	$11,278

Net income	$15,448	$19,002	$14,477	$10,263	$7,049

Earnings per common share(1)	$0.60	$0.78	$0.60	$0.44	$0.30

Earnings per common share—assuming dilution(1)	$0.57	$0.74	$0.57	$0.42	$0.29

Total assets	$262,376	$183,227	$122,346	$106,734	$75,448

Working capital	$99,233	$41,668	$36,275	$31,624	$27,862

Long-term debt and capital lease obligations, less current portion	$93,761	$34,367	$19,474	$22,142	$17,765

Stockholders’ equity	$120,877	$82,448	$63,972	$50,334	$40,243

Weighted average shares outstanding—basic(1)	25,933,650	24,344,179	23,951,195	23,496,808	23,120,803

Weighted average shares outstanding—assuming dilution(1)	27,186,369	25,758,740	25,556,600	24,358,008	24,244,760

Dividends per share of common stock(1)	$0.083	$0.064	$0.049	$0.035	$0.026

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2006 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years ended December 31, 2006. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. In 2006, the Company recorded a pre-tax expense of $576 related to the adoption of SFAS 123(R) for employee stock options. All periods prior to 2006 did not include any expense related to share-based payment awards for employee stock options.

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations (in Thousands)

2006 Compared with 2005:

	2006	2005	Change
Net sales:
Crop	$162,447	$157,327	$5,120
Non-crop	31,324	32,469	(1,145)

	$193,771	$189,796	$3,975

Gross profit:
Crop	$68,629	$69,895	$(1,266)
Non-crop	13,729	15,784	(2,055)

	$82,358	$85,679	$(3,321)

The Company reported net income of $15,448 or $ 0.57 per diluted share in 2006 as compared to net income of $19,002 or $ 0.74 per diluted share in 2005. (Net income per share data has been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales in 2006 increased 2% to $193,771 from $189,796 in 2005. Sales of products acquired through recent acquisitions accounted for approximately $16 million of additional sales. However, sales of certain corn soil and cotton insecticides and mosquito adulticides were significantly lower in 2006 compared to 2005.

Gross profit decreased by $3,321 to $82,358 (43% of sales) in 2006 from $85,679 (45% of sales) in 2005 due primarily to competitive pricing pressures, additional manufacturing overhead costs and changes in product mix.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, decreased by $270 to $53,142 in 2006 from $53,412 in 2005. Operating expenses as a percentage of sales were 27% in 2006 as compared to 28% in 2005. The changes in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$17,231	$20,140	$(2,909)
General and administrative	11,729	14,382	(2,653)
Research, product development and regulatory	8,243	7,175	1,068
Freight, delivery and warehousing	15,939	11,715	4,224

	$53,142	$53,412	$(270)

•

Selling expenses decreased by $2,909 to $17,231 in 2006 from $20,140 in 2005 due primarily to lower sales program costs ($3.1 million) and royalties ($0.7 million) offset by additional sales compensation ($0.5 million) and advertising costs ($0.3 million).

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	General and administrative expenses decreased by $2,653 to $11,729 in 2006 as compared to $14,382 in 2005 due primarily to lower bonus accruals ($1.3 million) and legal fees ($1.2 million).

•

Research and product development costs and regulatory registration expenses increased by $1,068 to $8,243 in 2006 from $7,175 in 2005 due primarily to U.K. product registration activities ($0.8 million) and other headcount and product development related costs.

•

Freight, delivery and warehousing costs increased $4,224 to $15,939 in 2006 as compared to $11,715 in 2005 due primarily to significant cost increases passed on to us by our freight carriers and the expansion of our distribution network.

Interest costs before capitalized interest and interest income were $3,382 in 2006 as compared to $1,720 in 2005. The Company’s average overall debt in 2006 was $55,520 as compared to $30,137 in 2005. Higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $658 of interest costs related to construction in progress in 2006 as compared to $363 in 2005. The Company recognized $30 in interest income in 2006 as compared to $29 in 2005.

Income tax expense decreased by $863 to $11,074 in 2006 as compared to $11,937 in 2005. The Company’s effective tax rate was 41.8% in 2006 as compared to 38.6% in 2005. (See note 3 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Liquidity and Capital Resources

Net cash used in operating activities amounted to $29,817 in 2006 compared to net cash provided by operating activities of $18,749 in 2005. The change of $48,566 during the period relates primarily to lower net income ($3,554) and higher levels of working capital ($45,550). The increase in accounts receivable ($15,475) from 2005 relates primarily to a shift of monthly sales within the fourth quarter. The increase in inventory levels ($22,269) from 2005 relates primarily to the acquisition of new product lines and an anticipated but unrealized fourth quarter sales increase similar to 2005 (see Note 13- Quarterly Data—Unaudited).

Net cash used in investing activities amounted to $47,071 in 2006 consisting of capital expenditures ($7,058), the acquisition of the Terbufos and Permethrin product lines ($39,737) and other assets ($276). Net cash used in investing activities amounted to $35,231 in 2005 consisting of capital expenditures ($13,186) and the acquisition of the Phorate insecticide product line ($22,112).

Net cash provided by financing activities amounted to $77,340 in 2006 consisting of borrowings under the credit facilities less subsequent repayments ($55,393), proceeds of the private equity placement, stock option exercises and employee stock purchase plan ($24,111) and the payment of cash dividends ($2,164). Net cash provided by financing activities amounted to $17,358 in 2005 consisting of borrowings under the credit facilities less subsequent repayments ($17,893), proceeds of stock option exercises and employee stock purchase plan ($1,015) and the payment of cash dividends ($1,550).

In December 2006, the Company entered into a Credit Agreement for a $165,000 secured credit facility. This credit facility replaced the Company’s previous Amended and Restated Credit Agreement with its primary bank and syndicate of other commercial lenders. The new credit facility consists of a $75,000 revolving line of credit, $60,000 term loan and an accordion term feature of $30,000. The senior secured revolving line of credit matures on December 15, 2011 and term loan matures on December 15, 2013. The Company had $39,500 of availability under its revolving line of credit as of December 31, 2006. (See Note 2 for additional information)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

In February 2006, the Company completed a $23,400 private placement, consisting of 1,040,000 shares of its common stock with a group of institutional investors. Net proceeds of the financing were approximately $22,500. The Company filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (Registration No. 333-122981) covering the offering and sale of its common stock. (Refer to the Company’s Current Report on Form 8-K filed February 13, 2006 and incorporated herein by reference.)

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2006, weather patterns did not have a material adverse effect on the Company’s results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$62,367	$4,106	$8,212	$16,212	$33,837
Note payable to bank	35,500	—	—	35,500	—
Accrued royalty obligations	603	603	—	—	—
Employment agreement(s)	502	502	—	—	—
Purchase orders	26,187	26,187	—	—	—
Operating leases	1,017	305	607	20	85

	$126,176	$31,703	$8,819	$51,732	$33,922

There were no off-balance sheet arrangements as of December 31, 2006.

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent we grow significantly in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. We intend to finance our long-term liquidity requirements out of net cash provided by operations and cash and cash equivalents.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Results of Operations

2005 Compared with 2004:

	2005	2004	Change
Net sales:
Crop	$157,327	$122,498	$34,829
Non-crop	32,469	28,357	4,112

	$189,796	$150,855	$38,941

Gross profit:
Crop	$69,895	$58,465	$11,430
Non-crop	15,784	13,793	1,991

	$85,679	$72,258	$13,421

The Company reported net income of $19,002 or $0.74 per diluted share in 2005 as compared to net income of $14,477 or $0.57 per diluted share in 2004. (Net income per share data has been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales in 2005 increased by 26% to $189,796 from $150,855 in 2004. The record sales levels were achieved through growth (primarily attributable to higher sales volume) across the vast majority of the Company’s product lines coupled with the selling of a new insecticide product line (Phorate) we acquired from BASF in November which represented the Company’s largest acquisition to date, the fourth quarter sales, of which, exceeded the Company sales expectations. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impacted net sales.

Gross profits increased $13,421 to $85,679 in 2005 from $72,258 in 2004. Gross profit margins declined to 45% in 2005 from 48% in 2004. The reduction in gross profit margins was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $6,112 to $53,412 in 2005 from $47,300 in 2004. Operating expenses as a percentage of sales were 28% in 2005 as compared to 31% in 2004. The differences in operating expenses by specific departmental costs are as follows:

•

Selling expenses increased by $2,200 to $20,140 in 2005 from $17,940 in 2004. Increases in payroll and payroll related costs, programs and related costs and advertising and promotion costs accounted for 22%, 19% and 15% of the increase respectively, with the balance of the increase resulting from increases in other variable selling expenses related to both increased sales levels and the product mix of sales.

•

General and administrative expenses increased by $1,654 to $14,382 in 2005 as compared to $12,728 in 2004. The increase was due to increased legal expenses (which accounted for approximately 47%), payroll, payroll related costs and other compensation costs.

•

Research and product development costs and regulatory registration expenses increased by $219 to $7,175 in 2005 from $6,956 in 2004. The increase was a result of higher licenses and registration fees and payroll and payroll related costs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	Freight, delivery and warehousing costs increased $2,039 to $11,715 in 2005 as compared to $9,676 in 2004 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $1,720 in 2005 as compared to $1,310 in 2004. The Company’s average overall debt in 2005 was $30,137 as compared to $37,822 in 2004. Higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $363 of interest costs related to construction in progress in 2005 as compared to $72 in 2004. The Company recognized $29 in interest income in 2005 as compared to $13 in 2004.

Income tax expense increased by $2,681 to $11,937 in 2005 as compared to $9,256 in 2004. The Company’s effective tax rate was 38.6% in 2005 as compared to 39% in 2004. (See note 4 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Liquidity and Capital Resources in 2005

Operating activities provided $18,749 of cash during the year ended December 31, 2005. Net income of $19,002, non-cash depreciation and amortization of $7,016, an increase in accounts payable, accrued expenses and other payables of $24,409, a decrease in other current assets of $767 and a change in deferred income taxes of $243 provided $51,437 of cash for operations. Increases in receivables of $31,964 and inventories of $724 used $32,688 in cash for operating activities.

The Company used $35,231 in investing activities in 2005. It invested $13,186 in capital expenditures, $22,112 in intangible assets while other non-current assets declined by $67.

Financing activities provided $17,358 in 2005. The Company received proceeds from new long-term debt of $20,000. Net borrowings under the Company’s fully-secured revolving line of credit increased by $3,000 while $1,015 was received related to the issuance of common stock. The Company made payments on its debt of $5,107 and paid cash dividends of $1,550.

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

Recently Issued Accounting Guidance

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. We have not completed our evaluation of SFAS No. 159 but do not expect the adoption of SFAS No. 159 to have a material effect on our operating results or financial position.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact of EITF 00-19-2 on the consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning-of-the-year retained earnings. The accounting provisions of SAB No. 108 are effective for the Company’s fiscal year ending December 31, 2006. The Company has determined that the effect of the adoption of SAB No. 108 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the consolidated financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 156 on the consolidated financial statements.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

Inventories

The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by two term loans and a revolving line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. At December 31, 2006, the Company’s outstanding indebtedness was $97,867. A 1% change in the reference rate during 2006 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $555,000. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2006, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are listed at PART IV, Item 15, Exhibits, Financial Statement Schedules.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2006, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2006 and that report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of American Vanguard Corporation

Newport Beach, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that American Vanguard Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria)”. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/    BDO Seidman, LLP

Los Angeles, California

March 14, 2007

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft	83	Co-Chairman
Glenn A. Wintemute	82	Co-Chairman
Eric G. Wintemute	51	Director, President and Chief Executive Officer
Lawrence S. Clark(1)(2)	48	Director
John B. Miles(2)(3)	63	Director
Carl R. Soderlind(1)(2)(3)	73	Director
Irving J. Thau(1)(3)	67	Director
James A. Barry	56	Senior Vice President, Chief Financial Officer & Secretary/Treasurer
Glen Johnson	52	Senior Vice President of AMVAC Chemical Corporation(4)
Christopher K. Hildreth	55	Senior Vice President of AMVAC
Robert F. Gilbane	56	President of GemChem, Inc.(5)

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

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

Lawrence S. Clark was appointed a director in February 2006. Mr. Clark is the Chief Operating Officer and CFO for Legendary Pictures, a motion picture production company that develops, co-produces and co-finances major motion pictures in partnership with Warner Bros. From 2000 to 2003, Mr. Clark was the Chief Financial Officer of Creative Artists Agency, a leading entertainment talent, literary and marketing agency. From 1997 to 2000, he served as Senior Vice President, Corporate Development for Sony Pictures Entertainment. Mr. Clark was Director—International for The Carlyle Group, a private equity firm, from 1995 to 1997. In 1992, he co-founded Global Film Equity Corp., which provided strategic, business advisory and capital raising services to media companies. From 1989 to 1992, Mr. Clark was Vice President, Corporate Finance at Salomon Brothers, Inc. Prior to that, he was a Corporate Finance Associate at Goldman Sachs & Co. from 1987 to 1989.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2006 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

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

Audit Committee

The Audit Committee is currently composed of Messrs. Irving J. Thau (Chairperson), Carl R. Soderlind and Lawrence S. Clark, who are all non-employee directors and are financially literate. The Board has determined that all members of the Audit Committee are independent directors under the applicable rules and regulations currently prescribed by the Securities Exchange Commission (“SEC”) and the applicable rules and listing standards currently prescribed by the New York Stock Exchange, and that each of Irving J. Thau and Lawrence S. Clark are “audit committee financial experts” within the meaning of applicable SEC rules and regulations.

ITEM 11	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

The company’s compensation program has several objectives. First, we believe that our compensation should attract and retain top-quality executives. Many of our executives have transferred to the Company from our competitors, which are typically much larger organizations. In addition, we realize that our key executives could find work in the industry very easily. We must, therefore, be mindful that we do not fall below that of public companies of similar size in paying its executives. In February 2006, the Compensation Committee commissioned its compensation consultant, ECG Advisors, to review compensation of the top 10 most highly paid executives at the Company, including benchmarking against public companies having annual revenues of between $225 million and $400 million. According to that study, the Company’s executive salaries were between 4 percent above and 5 percent below the 50th percentile, executive bonuses were approximately 5 percent above the 50th percentile for target bonuses, and option values were 1 percent above the market.

Second, we believe in paying for performance. Performance, however, is not limited to company-wide objectives or personal goals. In fact, we hold our executives as a group accountable for both company-wide performance (typically in terms of net sales and net earnings) and individual performance, which varies by position. We are mindful of the fact that an executive may have an off-year, while the company has an excellent year, and vice versa. We take these factors into account in determining compensation, particularly incentive-based compensation.

Third, we believe that compensation decisions should be made with the benefit of as much current information as possible. Compensation decisions that are rigorously tied to formulas can lead to undesirable results and can fail to reward positive conduct. Indeed, it is very difficult to catalog in advance all of the factors that should be taken into account in making compensation decisions. While we do set company-wide goals and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

individual performance goals for our executives, when applying those criteria, we do take into account real market conditions, compensation trends, peer practices, and other factors in making compensation decisions. Thus, for example, if the entire industry is down due to unusual weather conditions, and our company has performed well compared to our peers, we will take that into account in setting compensation.

Fourth, we compensate, in part, so that our executives have a long term interest in the company’s success. This is especially so in the case of equity awards. Through granting options with a 7 to 10 year term, for example, we give the optionee motivation to plan for the long-term, rather than to seek to maximize short term returns at the expense of long term returns. Equity awards also serve to align our executives’ interests with those of our shareholders.

Elements of Compensation

Our named executive officers receive a base salary and certain benefits (including paid vacation, subsidized health and dental insurance, subsidized life insurance, and an automobile allowance). In addition, they participate in an annual incentive compensation plan and, from time to time, receive awards of equity, typically in the form of stock options. Further, they may choose to participate in voluntary benefit programs, such as a 401K plan and an Employee Stock Purchase Plan.

Base salary—base salary provides the executive with a reasonable standard of living and permits the company to put certain other elements of compensation at risk. Further, it would be virtually impossible to attract or retain qualified executives without this element of compensation. It forms the bulk of the executive’s compensation. This is the portion of compensation that does not vary with annual changes in company-wide performance or stock market fluctuations. The executive can count on his or her salary and can plan around it. In 2006, base salary accounted for more than half, but less than two-thirds of total compensation among named executive officers.

Benefits—health and dental insurance subsidies are also universally paid to executives in virtually all industries. In other words, the company must provide these subsidies in order to remain competitive. In addition, they are a good investment by the employer, as they serve to help keep the executives healthy or, when injury or sickness strikes, to bring them back to productive service. These coverages also help the executive to limit family medical expenses that, if not otherwise insured, might cause the executive severe financial hardship. Life insurance subsidies serve as a mechanism by which the company can give something of value back to the executive’s family in the case of death. We believe that when our executives join the company, they are not alone in making a commitment to us; their families are making a commitment as well. Finally, the automobile allowance serves to help the executive to offset the increasingly high cost of operating a motor vehicle. It is also a common perquisite, which the company offers in order to remain competitive. The size of the allowance is consistent with ensuring that the executive will have reliable transportation to and from work, rather than permitting the executive to obtain something extravagant.

Voluntary benefits—our 401K plan is a tool for retirement planning, which serves to encourage the executive to plan for retirement now. The company matching contribution has a strong retention effect; a generous 401K plan can make a significant difference in one’s employment decisions. Similarly, the American Vanguard Corporation Stock Purchase Plan serves as a means for retaining executives. It gives our executives (and other employees) the opportunity to acquire equity at a discount, which right is not available to outsiders. It also provides a means for acquiring stock at a discounted price through relatively minimal payroll deductions over a period of time. Further, the ESPP is a mechanism by which the executive can put some “skin in the game” by investing in the company. Equity ownership helps to align the executive’s interests with that of our shareholders and serves to foster a long term perspective in the executive.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The only two forms of long-term compensation are the Company’s equity awards and the executive’s voluntary participation in the 401K plan. Our policy for allocating between long-term (equity) and current compensation depends largely on the perceived value of the equity. For example, to the extent that the Company’s stock price has appreciated continuously over multiple quarters and industry prospects look promising, we would tend to place a greater value on an award of equity. Conversely, if the stock price has exhibited volatility or lost value over time, then we might place a lesser value on equity awards, particularly if industry conditions are fair to poor. In the former case, we would place a greater emphasis on equity awards, while, in the latter case, we would place a greater emphasis on current compensation.

The Compensation Committee, working with its compensation consultant, regularly visits the question of whether, when and how to award equity. In making its recommendation, the Committee considers the length of time since the last equity award, the performance of the Company’s stock, the Company’s financial performance, the executives’ performance, and the financial impact of making awards. The Committee’s recommendations are also guided by the research of its compensation consultant, including benchmarking of similarly situated companies as to the prevalence of equity awards and total compensation among senior executives. In addition, the Committee maintains a relatively continuous discourse with the Chief Executive Officer on both the performance and expectations of senior management. Through this hermeneutic, the Committee selects grant dates and recommends awards that are perceived to be of value, that are consistent with those made by our peers, that have a reasonable financial impact on the Company, and that are warranted by the Company’s and executives’ performance. The Committee is mindful of avoiding grants while in possession of material non-public information and, with respect to option grants in particular, pursuant to the Company’s 1994 Stock Incentive Plan, sets the strike price of the grant to be the closing price of the Company’s common stock as of the date of the award.

The Company is currently reviewing potential equity ownership guidelines for all of its executives

We do take into account the accounting and tax treatments for the Company of all forms of compensation. For example, in order to maximize the Company’s ability to deduct the executive compensation under the Internal Revenue Code of 1986, as amended, (“IRC”) Section 162(m), we have historically limited the number of Incentive Stock Option awards given to an individual in a given year to those having a fair market value of under $100,000. Further, under the terms of the Change of Control Agreements, benefits paid thereunder will be reduced to the extent that they would constitute a nondeductible “excess parachute payment” under IRC Section 280G or nondeductible “employee remuneration” under Section 162(m). We follow all applicable accounting rules and tax laws in respect of all forms of compensation; for example, we expense options and stock awards. Because the timing of this expense depends upon the vesting of these equity awards, we set vesting schedules to optimize deferring costs into the future. In making equity awards, we do consider the tax impact upon the recipient. We have tended to favor stock option awards over awards of restricted stock, as the latter can have immediate, adverse tax consequences for our executives.

Compensation Policies and Benchmarking

The Compensation Committee retains considerable discretion to structure and adjust compensation with respect to both individuals and executives as a group. We do not follow a formulaic approach toward setting compensation. While formulaic approaches do tend to lead to greater certainty in results, they can also have unintended consequences. It is very difficult to capture in a formula all of the factors that should be taken into account when setting or adjusting compensation. We believe that, in making compensation decisions, it is important to consider not only corporate performance, but also individual performance and further, that corporate performance should be considered in the context of the industry. Thus, for example, if company performance was behind plan in a down market, but the executive team performed well, the Compensation Committee might adjust

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

the incentive pool downward and make reduced awards to executives. Conversely, if company performance was ahead of plan in a solid market, but certain executives were not contributing, then the Committee might reduce awards to those certain individuals.

The Chief Executive Officer defines performance goals for his direct reports (which include all of the other named executive officers) and, working with the board and the management team, defines financial performance goals for the company. These goals serve as the foundation upon which the Compensation Committee can build a compensation scheme in keeping with other information, including studies performed by the Committee’s compensation consultant as well as its own research and experience. Throughout the year, the Committee maintains an open dialogue with the CEO with respect to compensation philosophy, changing business conditions, and executive performance. Further, annually, the CEO provides the Committee with recommendations for defining the incentive pool and allocating that pool among employees generally. The CEO serves as a source of information for the Committee, and, in making its own decisions, the Committee does give consideration to the CEO’s recommendations. However, the Committee makes independent decisions with respect to compensation and freely draws upon all sources that it deems necessary for guidance in making its those decisions.

With respect to corporation performance, the Company considers several factors. First, we consider top and bottom line performance, specifically in terms of net sales and earnings per share. Specifically, we observe whether we have grown net sales and net earnings with respect to the prior year, the past several years, and the budget contained within the Company’s financial plan. Second, we look at the relative performance of each of our product lines and compare that performance to our product line budget. Third, we consider the relative performance of our company, particularly net sales and net earnings, with that of our peer companies. Fourth, we analyze whether we have met our strategic goals.

With respect to individual performance, without discussing more specific factors that are competition sensitive, we consider the following general factors in making compensation decisions. We believe that these factors are reasonable and attainable by our executives.

President and Chief Executive Officer

•	Achieving financial results that equal or exceed the Company’s financial plan.

•	Attracting and maintaining excellent relationships with desirable investors.

•	The setting and achievement of strategic goals, including anticipation of, and response to, industry trends.

•	Building and retaining a sound management team.

Senior Vice President, Chief Financial Officer, Secretary/Treasurer

•	Maintaining sound internal financial controls and accounting systems that result in timely and reliable financial disclosures.

•	Attracting and retaining sources of capital necessary to permit the Company to operate and to grow through acquisition.

•	Providing the CEO and board with long and short term budgets, including strategic capital planning.

•	Keeping the board apprised of current and recent financial performance in detail sufficient to permit the board to carry out its duties toward our shareholders.

Senior Vice President and Director of Business Development

•	Finding and acquiring new product lines that are accretive to the Company’s financial performance consistent with the Company’s financial plan.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	Developing business opportunities through research and development, licensing, or other means.

•	Achieving growth of existing product lines through expansion of permitted uses, improvement of product performance, and packaging and delivery systems.

Senior Vice President and Director of Sales

•	Achieving net sales that equal or exceed those set forth in the Company’s financial plan.

•	Maintaining excellent relations with existing customers and attracting new customers.

•	Successfully launching new product lines.

•	Managing a global sales team and distribution chain for the Company’s products.

President of GemChem Inc.

•	Maintaining a continuous supply chain for raw materials and intermediates at globally competitive prices.

•	Launching new products and expanding the use of certain existing products outside of agriculture.

We might decide to increase compensation materially if some or all of the following factors were present: the executive’s compensation is materially below that of his or her peers; the executive has taken on additional responsibilities; the executive has saved the Company significant costs; the executive has far exceeded individual performance goals. Conversely, we might decide to decrease compensation materially if some or all of the following factors were present: the executive has shown an inability to carry out responsibilities or manage his or her function; the executive seeks to work on a reduced schedule; the executive has had material duties taken away; the executive’s function or duties material thereto have become materially less important to the Company.

With respect to equity awards, we would consider the relative value of prior stock option awards in determining whether or in what amount to make additional awards of equity. If, for example, recent option awards were under water, we might be more inclined to make an additional award of options or an award of restricted stock.

Severance and Change of Control Provisions

Each of the named executive officers is party to a Change of Control Severance Agreement dated as of January 1, 2004 and expiring December 31, 2008. Under the terms of those agreements, the employee is entitled to receive certain payments in the event that there is a change of control during the term of agreement and such employee is either terminated (for reasons other than cause) or resigns for good reason. If the employee is terminated for cause or due to death or disability, he is not entitled to severance under the agreement. Provided the conditions for payment are met, employee is entitled to receive a lump sum amount equal to two years’ base salary, 24 months’ worth of COBRA coverage for medical insurance, executive level outplacement costs, and acceleration of unvested options (or other securities to which employee may have a right). For purposes of these agreements, “change in control” is defined to mean, in effect, either (i) a merger or consolidation of the company in which those who were shareholders immediately before the effective time of the merger or consolidation have less than 50% of the voting power of the new corporation or entity; (ii) a sale or disposition of all or substantially all of the company’s assets; or (iii) when any person (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) directly or indirectly owns more than 50% of the common stock of the company. As a condition to payment, the employee must enter into a written release of claims against the company.

The company chose the three change of control events to protect these key executives in the event of new ownership. Our executive team has helped to build this company over many years into what it is today. In recognition of the team’s contribution, and out of a sense of fairness, we believe it is appropriate to make provision for the executive team in advance, given that a new owner would not likely have any allegiance to the team. Further, these arrangements would give current management a disincentive to undercut an otherwise desirable merger.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 (b) of Regulation S-K with management and, based on the review and discussions referred to in paragraph (e)(5)(i)(A) of that Item, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the registrant’s annual report on Form 10-K

Carl R. Soderlind, Chairman

Lawrence S. Clark, Member

John B. Miles, Member

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the year ended December 31, 2006 paid or awarded by the Company and its subsidiaries to the its Chief Executive Officer and certain highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
Eric G. Wintemute President and Chief Executive Officer	2006	480,774	300,000	—	—	—	—	55,794	836,568

James A. Barry Sr. V.P., CFO & Secretary/Treasurer	2006	212,000	150,000	—	—	—	—	25,392	387,392

Glen D. Johnson Sr. Vice President of AMVAC	2006	229,744	150,000	—	—	—	—	16,920	396,664

Christopher K. Hildreth Sr. Vice President of AMVAC	2006	246,317	125,000	—	—	—	—	31,712	403,029

Robert F. Gilbane President of GemChem	2006	220,000	100,000	—	—	—	—	22,438	342,438

(1)	See table following for details of all other compensation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE –

ALL OTHER COMPENSATION

	Perquisites ($)		Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Defined Contribution Plans ($) (3)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)
Eric G. Wintemute	41,812	(1)	—	1,242	12,740	—	—
James A. Barry	8,604	(2)	—	2,322	14,466	—	—
Glen D. Johnson	11,928	(2)	—	1,242	3,750	—	—
Christopher K. Hildreth	13,800	(2)	—	1,242	16,670	—	—
Robert F. Gilbane	9,000	(2)	—	2,322	11,116	—	—

(1)	Automobile allowance—$16,812, personal expense allowance—$25,000

(2)	Automobile allowance

(3)	Effective January 1, 2007, the Company matches employee contributions to its 401(k) savings plan dollar for dollar up to 5% of base salary not to exceed $11,250 per annum.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grant of plan-based awards for the year ended December 31, 2006 to the named executive officers. There were no grants of plan-based awards for the year ended December 31, 2006.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshhold ($ ) (c)	Target ($) (d)	Maximum ($) (e)	Threshhold ($) (f)	Target ($) (g)	Maximum ($) (h)
Eric G. Wintemute	N/A
James A. Barry	N/A
Glen D. Johnson	N/A
Christopher K. Hildreth	N/A
Robert F. Gilbane	N/A

GRANTS OF PLAN-BASED AWARDS (Continued)

	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Grant Date Fair Value of Stock ($) (l)
Eric G. Wintemute	—	—	—	—
James A. Barry	—	—	—	—
Glen D. Johnson	—	—	—	—
Christopher K. Hildreth	—	—	—	—
Robert F. Gilbane	—	—	—	—

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2006, with respect to options to purchase Common Stock of American Vanguard Corporation. The closing price of the Common Stock on December 29, 2006, the last trading day of American Vanguard’s fiscal year, was $15.90 per share.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Eric G. Wintemute	360,000	90,000	—	$3.67	12/31/2012
James A. Barry	80,000	—	—	$1.76	09/07/2008
James A. Barry	54,000	18,000	—	$3.94	03/21/2010
James A. Barry	24,000	16,000	—	$8.10	12/15/2010
Glen D. Johnson	36,000	24,000	—	$8.10	12/15/2010
Glen D. Johnson	187	—	—	$14.74	09/13/2012
Christopher K. Hildreth	180,000	—	—	$3.55	02/02/2010
Robert F. Gilbane	16,000	—	—	$1.76	09/07/2008
Robert F. Gilbane	8,000	16,000	—	$8.10	12/15/2010
Robert F. Gilbane	467	—	—	$14.74	12/13/2012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)
Eric G. Wintemute	—	—	—	—
James A. Barry	—	—	—	—
Glen D. Johnson	—	—	—	—
Christopher K. Hildreth	—	—	—	—
Robert F. Gilbane	—	—	—	—

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OPTION EXERCISES AND STOCK VESTED

The following table shows, with respect to the named executive officers, the number of shares acquired on the exercise of stock options and the value realized (market price less exercise price) for the year ended December 31, 2006.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Eric G. Wintemute	—	—	—	—
James A. Barry	—	—	—	—
Glen D. Johnson	—	—	—	—
Christopher K. Hildreth	—	—	—	—
Robert F. Gilbane	80,000	1,191,600	—	—

PENSION BENEFITS

The following table sets forth the pension benefits payable to the named executive officers for the year ended December 31, 2006. This table is for illustrative purposes only as the Company currently does not provide this benefit to the named executive officers.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Not Applicable	—	—	—	—

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth the non-qualified deferred compensation benefits payable to the named executive officers for the year ended December 31, 2006. This table is for illustrative purposes only as the Company currently does not provide this benefit to the named executive officers.

Name (a)	Executive Contributions in Last Fiscal Year ($) (b)	Registrant Contributions in Last Fiscal Year ($) (c)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawls/ Distributions ($) (e)	Aggregate Balance at Last Fiscal Year End ($) (e)
Not Applicable	—	—	—	—	—

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table summarizes the estimated payments to be made to the Named Executive Officers in the event of a termination without cause or voluntary resignation for good reason after a change in control assuming, for illustration purposes, that such change in control had occurred on December 31, 2006.

	Salary ($)	COBRA Insurance Premiums ($)	Outplacement Services ($)	Accelerated Option Vesting ($) (1)	Total Change in Control Payments ($)
Eric G. Wintemute	1,004,000	24,000	25,000	—	1,053,000
James A. Barry	424,000	24,000	25,000	380,000	853,000
Glen D. Johnson	460,000	24,000	25,000	215,000	724,000
Christopher K. Hildreth	492,000	24,000	25,000	—	541,000
Robert F. Gilbane	440,000	24,000	25,000	143,000	632,000

(1)	At current market price on March 5, 2007 of $17.07

DIRECTOR COMPENSATION

The following table summarizes compensation paid to the Director’s of the Company for the year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compen-sation ($) (e)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compen- sation ($) (g)	Total ($) (h)
Herbert A. Kraft	44,000	50,000	—	—	—	—	94,000
Glenn A. Wintemute	37,000	50,000	—	—	—	—	87,000
Eric G. Wintemute	—	—	—	—	—	—	—
Lawrence S. Clark	44,333	66,185	—	—	—	—	110,518
John B. Miles	52,000	50,000	—	—	—	—	102,000
Carl R. Soderlind	59,000	50,000	—	—	—	—	109,000
Irving J. Thau	67,500	50,000	—	—	—	—	117,500
Jay R. Harris	2,500	—	—	—	—	—	2,500

The Company has the following compensatory arrangements with the non-employee members of its Board of Directors:

Cash Compensation:

Effective as of January 1, each non-employee director of the Board of Directors is entitled to receive cash compensation for his or her services on the Board of Directors as follows:

•	Quarterly retainer fee of $5,000 for services on the Board of Directors.

•	Quarterly retainer fee of $2,500 for service as chairperson of the Audit Committee.

•	Quarterly retainer fee of $1,250 for service as chairperson of the Compensation Committee or the Nominating and Corporate Governance Committee.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

•

Each Stock Award will be calculated based on the closing price of the Common Stock, as reported on the New York Stock Exchange or other national exchange on which the Common Stock is traded. No fractional share of any Stock Award will be issued; the value of such fractional share will be paid in cash.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

higher. If Mr. Wintemute dies during the term of the agreement, the Company will pay his designated beneficiary any amounts (including salary) and continue any benefits due to Mr. Wintemute under the agreement for 12 months after his death.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2006 consisted of Messrs. Carl R. Soderlind, Lawrence S. Clark and John B. Miles. During 2006, no officer or employee of the Company served on the board of directors of any other entity, where any officer or director of such entity also served on the Company’s Board.

Related Person Transactions

John B. Miles, a current member of the Board and the Compensation Committee and the current chairperson of the Nominating and Corporate Governance Committee, is a partner in the law firm of McDermott Will & Emery LLP (“MWE”), which, among other firms, provides legal services to the Company. During FY2006, MWE, which has annual revenues in excess of $1 billion, provided legal services to the Company totaling approximately $470K. Please see Item 13 below.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership of Certain Beneficial Owners

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 5, 2007 by persons who are beneficial owners of 5% or more of the outstanding Common Stock is set forth below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(*)		Percent of Class
Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	3,387,219	(1)	11.5%

Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	2,017,626	(2)	6.9%

St. Denis J. Villere & Company 210 Baronne Street New Orleans, LA 70112 (**)	3,009,024		10.3%

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202 (**)	2,357,464		8.0%

Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,527,547	(3)	5.2%

Jay R. Harris 80 Pine Street New York, NY 10005 (**)	2,278,303	(4)	7.8%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(*)	Beneficial ownership figures are adjusted for stock splits and stock dividends distributed to date, including the 4 for 3 stock split distributed April 17, 2006.

(**)	Based on information reported to the SEC by or on behalf of such beneficial owner.

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 5, 2007, by persons who are directors and nominees for directors, the executive officers of the Company named in the Summary Compensation Table, and by all directors and officers as a group is set forth below. Unless otherwise indicated the Company believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership(*)		Percent of Class
Co-Chairman	Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	3,387,219	(1)	11.5%
Co-Chairman	Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	2,017,626	(2)	6.9%
Director, President & CEO	Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,527,547	(3)	5.2%
Director	Carl R. Soderlind 4695 MacArthur Court Newport Beach, CA 92660	90,227	(9)	—	(13)
Director	John B. Miles 4695 MacArthur Court Newport Beach, CA 92660	91,950	(10)	—	(13)
Director	Irving J. Thau 4695 MacArthur Court Newport Beach, CA 92660	40,472	(11)	—	(13)
Director	Lawrence S. Clark 4695 MacArthur Court Newport Beach, CA 92660	7,663	(12)	—	(13)
President (GEMCHEM)	Bob Gilbane 4695 MacArthur Court Newport Beach, CA 92660	423,976	(5)	1.4%

Senior Vice President (AMVAC)	Glen D. Johnson 4695 MacArthur Court Newport Beach, CA 92660	113,719	(6)	—	(13)

Senior Vice President (AMVAC)	Christopher K. Hildreth 4695 MacArthur Court Newport Beach, CA 92660	183,537	(7)	—	(13)

Sr.V.P.,CFO & Secretary/Treasurer	James A. Barry 4695 MacArthur Court Newport Beach, CA 92660	181,999	(8)	—	(13)
Directors and Officers as a Group (11)		8,065,935		27.5%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(*)	Beneficial ownership figures are adjusted for stock splits and stock dividends distributed to date, including the 4 for 3 stock split distributed April 17, 2006.

(1)	Mr. Kraft owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees, except as to 13,834 shares held in an Individual Retirement Account. This figure includes 29,040 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007.

(2)	Mr. Glenn Wintemute owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees. This figure includes 29,040 shares of Common Stock Mr. Glenn Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007.

(3)	This figure includes 450,000 shares of Common Stock Mr. Eric Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007. Mr. Wintemute shares voting and investment power with his spouse with respect to certain shares, including 139,360 shares of Common Stock owned by Mr. Wintemute’s minor children for whom Mr. Wintemute and his spouse are trustees or custodians and for which he disclaims beneficial ownership.

(4)	This figure includes 1,052,194 shares of Common Stock Mr. Harris has either sole or shared voting or dispositive power for which he disclaims beneficial ownership.

(5)	This figure includes 24,467 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of the filing of this Annual Report.

(6)	This figure includes 36,187 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007.

(7)	This figure includes 180,000 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007.

(8)	This figure includes 176,000 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007.

(9)	This figure includes 9,680 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007. Certain shares are held in a family trust where Mr. Soderlind and his spouse are co-trustees.

(10)	This figure includes 29,040 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007. Certain shares are held in a family trust where Mr. Miles and his spouse are co-trustees and certain shares are held by Mr. Miles or his spouse in individual retirement accounts.

(11)	This figure includes 33,880 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of March 5, 2007.

(12)	This figure includes 533 shares of Common Stock owned by Mr. Clark’s minor children for whom Mr. Clark and his spouse are trustees or custodians and for which he disclaims beneficial ownership.

(13)	Under 1% of class.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,951,217	$6.13	901,739
Equity compensation plans not approved by security holders	—		—

Total	1,951,217		901,739

(1)	As of December 31, 2006. Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 1,760,000 shares of Common Stock (as adjusted for stock splits) may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. There were 1,503,209 shares available for issuance under the Plan as of December 31, 2006.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John B. Miles, a current member of the Board and the Compensation Committee and the current chairperson of the Nominating and Corporate Governance Committee, is a partner in the law firm of McDermott, Will & Emery LLP (“MWE”), which, among other firms, provides legal services to the Company. During FY2006, MWE, which has annual revenues in excess of $1 billion, provided legal services to the Company totaling approximately $470K. Mr. Herbert A. Kraft, Co-Chairman of the Board of Directors, is paid on an hourly basis to provide, as needed, information necessary to defend the Company relative to the DBCP lawsuits described in Item 3 herein. Total payments to Mr. Kraft in 2006 for these services totaled $46,187.

The board believes that, as a matter of policy, a significant majority of its members should be independent directors who (i) have no close family or similar relationship with a key member of management; (ii) are not significant advisors or consultants with the Company; (iii) do not have (and their companies do not have) significant contracts with the Company or its subsidiaries; and (iv) do not have any other relationship with the Company or its subsidiaries which, in the opinion of the board, would adversely affect a director’s ability to execise independent judgment as a director. Further, the Company will not retain a director or director’s firm to provide significant professional or financial services to the Company except in exceptional circumstances and only upon recommendation of Management and with the consent of a majority of the independent directors of the board. The Company has posted the preceding policy on its website under its Corporate Governance Guidelines. There were no related party transactions in 2006 that did not obtain this review and approval of the board. ,

It is the expectation and practice of the board that, in their roles as members of the board, all members will exercise their independent judgment diligently and in good faith and in the best interests of the Company and its stockholders as a whole, notwithstanding any member’s other activities or affiliations. The board currently consists of seven members. The board has determined that Messrs Irving J. Thau, Carl R. Soderlind, John B.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Miles and Lawrence S Clark, who constitute a majority of the board, are “independent” in accordance with the applicable rules and listing standards of the New York Stock Exchange. All members of the Audit, Compensation and Nominating/Corporate Governance Committees are independent. The boa rd’s determination concerning independence was based upon information provided by the Company’s directors and discussions among the Company’s directors. The board will re-examine the independence of each of its members at least once per year and more frequently if there is any change in a member’s material relationship with the Company that would interfere with the member’s exercise of independent judgment.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of American Vanguard Corporation appointed and the stockholders ratified BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for the year ended December 31, 2006.

Aggregate fees for professional services rendered to the Company by BDO for the years ended December 31, 2006 and 2005, were (in thousands):

	2006	2005
Audit	$503	$474
Tax	186	135

	$689	$609

Audit fees for 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company including the audit of management’s assessment of internal controls under Section 404 of the Sarbane’s Oxley Act, timely reviews of quarterly financial statements, consents, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees, if any, would primarily relate to assurance services, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards. There were none in 2006 and 2005.

Tax fees for 2006 and 2005 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with and representation in tax audits, advice related to acquisitions, and requests for technical advice from tax authorities.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

REPORT OF THE AUDIT COMMITTEE

The responsibilities of the Audit Committee, which are set forth in the Audit Committee Charter, include providing oversight to the Company’s financial reporting process through periodic meetings with the Company’s independent auditors and management to review accounting, auditing, internal controls and financial reporting matters. The management of the Company is responsible for the preparation and integrity of the financial reporting information and related systems of internal controls. The Audit Committee, in carrying out its role, relies on the Company’s senior management, including senior financial management, and its independent auditors.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

We have reviewed and discussed with senior management the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission. Management has confirmed to us that such financial statements (i) have been prepared with integrity and objectivity and are the responsibility of management and (ii) have been prepared in conformity with generally accepted accounting principles.

We have discussed with BDO Seidman, LLP, the Company’s independent auditors, the matters required to be discussed by SAS 61 (Communications with Audit Committee). SAS 61 requires our independent auditors to provide us with additional information regarding the scope and results of their audit of the Company’s financial statements, including with respect to (i) their responsibility under generally accepted auditing standards, (ii) significant accounting policies, (iii) management judgments and estimates, (iv) any significant audit adjustments, (v) any disagreements with management, and (vi) any difficulties encountered in performing the audit.

We have received from BDO Seidman, LLP, a letter providing the disclosures required by Independence Standards Board Standard No. 1. (Independence Discussions with Audit Committees) with respect to any relationships between BDO Seidman, LLP and the Company that in their professional judgment may reasonably be thought to bear on independence. BDO Seidman, LLP has discussed its independence with us, and has confirmed in such letter that, in its professional judgment, it is independent of the Company within the meaning of the federal securities laws.

Based on the review and discussions described above with respect to the Company’s audited financial statements, we have recommended to the Board of Directors that such financial statements be included in the Company’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

As specified in the Audit Committee Charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and in accordance with generally accepted accounting principles. That is the responsibility of management and the Company’s independent auditors. In addition, it is not the duty of the Audit Committee to conduct investigations, to resolve disagreements, if any, between management and the independent auditors, or to assure compliance with laws and regulations and the Company’s Code of Conduct and Ethics. In giving our recommendation to the Board of Directors, we have relied on (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformity with generally accepted accounting principles, and (ii) the report of the Company’s independent auditors with respect to such financial statements.

AUDIT COMMITTEE

Irving J. Thau, Chair

Carl R. Soderlind

Lawrence S. Clark

March 9, 2007

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 72 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2004	—	200			200
December 31, 2005	200	214			414
December 31, 2006	414			(64)	350

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ JAMES A. BARRY
	Eric G. Wintemute		James A. Barry
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer and Secretary/Treasurer

	March 14, 2007		March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft		Glenn A. Wintemute
	Co-Chairman		Co-Chairman

	March 14, 2007		March 14, 2007

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles		Carl R. Soderlind
	Director		Director

	March 14, 2007		March 14, 2007

By:	/s/ LAWRENCE S. CLARK	By:	/s/ IRVING J. THAU
	Lawrence S. Clark		Irving J. Thau
	Director		Director

	March 14, 2007		March 14, 2007

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Vanguard Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therin.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment.

/s/ BDO Seidman, LLP

Los Angeles, California

March 14, 2007

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands, except share and per share data)

	2006	2005
Assets
Current assets:
Cash	$1,844	$1,342
Receivables:
Trade, net of allowance for doubtful accounts of $350 and $414, respectively	75,158	58,955
Other	586	1,314

	75,744	60,269

Inventories	66,628	44,359
Prepaid expenses	1,354	848

Total current assets	145,570	106,818
Property, plant and equipment, net	36,652	34,339
Land held for development	211	211
Intangible assets	79,030	41,222
Other assets	913	637

	$262,376	$183,227

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,106	$8,107
Accounts payable	15,688	28,392
Accrued program costs	17,893	18,954
Accrued expenses and other payables	4,794	6,067
Accrued royalty obligations	603	1,801
Income taxes payable	3,253	1,829

Total current liabilities	46,337	65,150
Long-term debt, excluding current installments	93,761	34,367
Deferred income taxes	1,401	1,262

Total liabilities	141,499	100,779

Commitments and contingent liabilities (Notes 2, 5, 7 and 9)
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,354,322 shares in 2006 and 26,614,607 shares in 2005	2,835	2,661
Additional paid-in capital	34,821	9,900
Accumulated other comprehensive loss	(148)	(198)
Retained earnings	86,114	72,830

	123,622	85,193
Less treasury stock, at cost, 2,226,796 shares in 2006 and 2005	(2,745)	(2,745)

Total stockholders’ equity	120,877	82,448

	$262,376	$183,227

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except share and per share data)

	2006	2005	2004
Net sales	$193,771	$189,796	$150,855
Cost of sales	111,413	104,117	78,597

Gross profit	82,358	85,679	72,258
Operating expenses	53,142	53,412	47,300

Operating income	29,216	32,267	24,958
Interest expense	3,382	1,720	1,310
Interest income	(30)	(29)	(13)
Interest capitalized	(658)	(363)	(72)

Income before provision for income taxes	26,522	30,939	23,733
Income taxes	11,074	11,937	9,256

Net income	$15,448	$19,002	$14,477

Earnings per common share—basic	$0.60	$0.78	$0.60

Earnings per common share—assuming dilution	$0.57	$0.74	$0.57

Weighted average shares outstanding—basic	25,933,650	24,344,179	23,951,195

Weighted average shares outstanding—assuming dilution	27,186,369	25,758,740	25,556,600

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock
	Shares	Amount					Shares	Amount	Total
Balance, December 31, 2003	26,038,441	$2,604	$8,305	$42,076	$(207)	—	2,199,681	$(2,444)	$50,334
Stocks issued under ESPP	22,501	2	186	—	—	—	—	—	188
Cash dividends on common stock ($0.065 per share)	—	—	—	(1,175)	—	—	—	—	(1,175)
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—	27,115	(301)	(301)
Stock options exercised	422,109	42	407	—	—	—	—	—	449
Net income	—	—	—	14,477	—	14,477	—	—	14,477

Total comprehensive income	—	—	—	—	—	$14,477	—	—	—

Balance, December 31, 2004	26,483,051	2,648	8,898	55,378	(207)	—	2,226,796	(2,745)	63,972
Stocks issued under ESPP	41,169	4	536	—	—	—	—	—	540
Cash dividends on common stock ($0.085 per share)	—	—	—	(1,550)	—	—	—	—	(1,550)
Foreign currency translation adjustment, net	—	—	—	—	9	9	—	—	9
Stock options exercised	90,387	9	466	—	—	—	—	—	475
Net income	—	—	—	19,002	—	19,002	—	—	19,002

Total comprehensive income	—	—	—	—	—	$19,011	—	—	—

Balance, December 31, 2005	26,614,607	2,661	9,900	72,830	(198)	—	2,226,796	(2,745)	82,448
Stocks issued under ESPP	42,115	4	582	—	—	—	—	—	586
Cash dividends on common stock ($0.0825 per share)	—	—	—	(2,164)	—	—	—	—	(2,164)
Foreign currency translation adjustment, net	—	—	—	—	50	50	—	—	50
Private equity offering	1,385,970	139	22,395	—	—	—	—	—	22,534
FAS 123(R) expense	—	—	984	—	—	—	—	—	984
Stock options exercised and grants of restricted stock units	311,630	31	960	—	—	—	—	—	991
Net income	—	—	—	15,448	—	15,448	—	—	15,448

Total comprehensive income	—	—	—	—	—	$15,498	—	—	—

Balance, December 31, 2006	28,354,322	$2,835	$34,821	$86,114	$(148)	—	2,226,796	$(2,745)	$120,877

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$15,448	$19,002	$14,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,745	4,965	4,042
Amortization of other assets	1,929	2,051	1,758
Stock-based compensation expense related to stock options, employee stock purchases and directors’ fees	984	—	—
Deferred income taxes	139	243	(1,053)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(15,475)	(31,964)	(108)
Increase in inventories	(22,269)	(724)	(10,246)
(Increase) decrease in prepaid expenses	(506)	767	(422)
Increase (decrease) in accounts payable	(12,704)	15,456	(46)
Increase (decrease) in other payables and accrued expenses	(2,108)	8,953	7,008

Net cash (used in) provided by operating activities	(29,817)	18,749	15,410

Cash flows from investing activities:
Capital expenditures	(7,058)	(13,186)	(8,483)
Acquisitions of intangible assets	(39,737)	(22,112)	(2,612)
Net decrease (increase) in other non-current assets	(276)	67	29

Net cash used in investing activities	(47,071)	(35,231)	(11,066)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	30,500	3,000	(12,200)
Proceeds from issuance of long-term debt	60,000	20,000	12,065
Payments on long-term debt and capital lease obligations	(35,107)	(5,107)	(3,800)
Proceeds from the issuance of common stock	24,111	1,015	637
Purchase of treasury stock	—	—	(301)
Payment of cash dividends	(2,164)	(1,550)	(1,175)

Net cash provided by (used in) financing activities	77,340	17,358	(4,774)

Net increase (decrease) in cash	452	876	(430)
Cash at beginning of year	1,342	457	887
Effect of exchange rate changes on cash	50	9	—

Cash at end of year	$1,844	$1,342	$457

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,992	$1,580	$1,090

Income taxes	$9,472	$11,552	$9,402

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

Years Ended December 31, 2006, 2005 and 2004

Description of Business and Basis of Consolidation

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufactures and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of American Vanguard Corporation (“Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2006	2005	2004
Net sales:
Crop	$162,447	$157,327	$122,498
Non-crop	31,324	32,469	28,357

	$193,771	$189,796	$150,855

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

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $15,939 in 2006, $11,715 in 2005 and $9,676 in 2004.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and were $1,270 in 2006, $1,044 in 2005 and $703 in 2004.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

The components of inventories consist of the following:

	2006	2005
Finished products	$58,060	$40,166
Raw materials	8,568	4,193

	$66,628	$44,359

Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. Substantially all of the Company’s long-lived assets are held domestically. There was no impairment for the years ended December 31, 2006, 2005 and 2004.

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

The Company has adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). In accordance with EITF 01-9, the Company is required to classify certain payments to its customers as a reduction of sales. The Company engages in various customer programs. The Company accounts for these programs as operating expenses or as a reduction in sales in accordance with EITF 01-9.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates. The effects of foreign currency transactions are included in current profit and loss accounts and are immaterial.

The Company had total comprehensive income of $15,498, $19,011 and $14,477 for the years ended December 31, 2006, 2005 and 2004, respectively, which include foreign currency gains of $50, $9 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of basic and diluted earnings per share were as follows:

	2006	2005	2004
Numerator:
Net income	$15,448	$19,002	$14,477

Denominator:
Weighted averages shares outstanding	25,934	24,344	23,951
Assumed exercise of stock options	1,252	1,415	1,606

	27,186	25,759	25,557

The effect of options to purchase 34,280 for the year ended December 31, 2004 were excluded from the computation of earnings per dilutive share. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive. There were no anti-dilutive common stock equivalents for the years ended December 31, 2006 and 2005.

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

Goodwill and Other Intangible Assets

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company tests identifiable intangible assets for impairment at least annually, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $984. Stock based compensation expense recognized consisted of the following:

Year Ended December 31, 2006
Expense related to employee stock options	$576
Expense related to director stock awards	316
Expense related to employee stock purchases	92

Total SFAS 123(R) expense	$984

The impact of adopting SFAS 123(R) for year ended December 31, 2006 was a reduction of $0.01 per share on a diluted basis.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for periods subsequent to December 31, 2005 has not been reduced for forfeitures as estimated forfeitures are anticipated to be immaterial. Instead forfeitures are being recognized as they occur. SFAS 123(R) requires forfeitures to be estimated, if material, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of December 31, 2006, the Company had approximately $363 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Upon adoption of SFAS 123(R), the Company continued its method of valuation for share-based awards granted beginning in fiscal 2006 based on the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123 using the following weighted average assumptions:

	2006	2005	2004
Risk free interest rate	N/A	4.7%	3.6%
Dividend yield	N/A	0.26%	0.26%
Volatility factor	N/A	38%	38%
Weighted average life (years)	N/A	1-5 years	1-5 years

The weighted average fair value on the date of grant for options granted during 2005 and 2004 was $5.20 and $5.81, respectively. There were no options granted during the year ended December 31, 2006.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information under SFAS 123 for the years ended December 31, 2005 and 2004 (periods prior to fiscal 2006) is as follows: (amounts in thousands, except for per share data)

	2005	2004
Net income attributable to common stockholders	$19,002	$14,477
Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-	-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(589)	(600)

Pro forma	$18,413	$13,877

Earnings per common share—basic, as reported	$0.78	$0.60

Pro forma	$0.76	$0.58

Earnings per common share—diluted, as reported	$0.74	$0.57

Pro forma	$0.71	$0.54

Recently Issued Accounting Guidance

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. We have not completed our evaluation of SFAS No. 159 but do not expect the adoption of SFAS No. 159 to have a material effect on our operating results or financial position.

In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact of EITF 00-19-2 on the consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 will require companies to quantify misstatements using both the balance sheet and income statement approaches to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect adjustment to beginning-of-the-year retained earnings. The accounting provisions of SAB No. 108 are effective for the Company’s fiscal year ending December 31, 2006. The Company has determined that the effect of the adoption of SAB No. 108 did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the consolidated financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005	Estimated useful lives
Land	$2,441	$2,441
Buildings and improvements	6,699	5,202	10 to 30 years
Machinery and equipment	58,529	47,814	3 to 15 years
Office furniture, fixtures and equipment	4,853	3,685	3 to 10 years
Automotive equipment	209	209	3 to 6 years
Construction in progress	7,418	13,739

	80,149	73,090
Less accumulated depreciation	43,497	38,751

	$36,652	$34,339

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2006 and 2005 is summarized as follows (amounts in thousands):

	2006	2005
Note payable, secured by certain real property, payable in monthly installments of $9, plus interest (7.35% as of December 31, 2006) with remaining unpaid principal due April 1, 2011 (a)	$2,367	$2,474
Term loan, secured by personal property, payable in quarterly principal installments of $1,000 plus interest (7.93% as of December 31, 2006) through December 31, 2009 and $2,000 plus interest thereafter with remaining unpaid principal due December 15, 2013 (b)	60,000	35,000
Revolving line of credit (interest rate of 7.69% at December 31, 2006) (b)	35,500	5,000

	97,867	42,474
Less current installments	4,106	8,107

	$93,761	$34,367

Approximate principal payments on long-term debt mature as follows:

2007	$4,106
2008	4,106
2009	4,106
2010	8,106
2011	43,606
Thereafter	33,837

$97,867

(a)	This note payable, secured by certain real property, was refinanced effective March 19, 2004.

(b)

In December 2006, the Company entered into a Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender along with six other banks, for a $165,000 secured credit facility. This credit facility replaced the Company’s previous Amended and Restated Credit Agreement with its primary bank and syndicate of other commercial lenders. The new credit

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility consists of a $75,000 revolving line of credit, $60,000 term loan and an accordion term feature of $30,000. These loans bear interest at the prime rate (“Prime Rate Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Eurodollar Rate Loans”)). The principal payments of the term loan are payable in equal quarterly installments of $1,000 on or before the last business day of each March, June, September and December, commencing March 31, 2007 through December 31, 2009, and in equal quarterly installments of $2,000 on or before the last business day of each March, June, September and December, commencing March 31, 2010 through September 30, 2013. One final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan is due in full on the maturity date. Interest accruing on Prime Rate Loans is payable monthly. Interest accruing on the Eurodollar Rate Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit matures on December 15, 2011 and term loan matures on December 15, 2013. These loans contain certain covenants (with which the Company is in compliance) as defined in the agreement. The Company had $39,500 of availability under its revolving line of credit as of December 31, 2006.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2006 and 2005 was $26,573 and $10,055. The weighted average interest rate during the years ended December 31, 2006 and 2005 was 7.07% and 5.63%.

(3) Income Taxes

The components of income tax expense are:

	2006	2005	2004
Current:
Federal	$8,596	$9,626	$8,391
State	2,178	2,554	1,918
Foreign	161	—	—
Deferred:
Federal	42	(320)	(959)
State	97	77	(94)

	$11,074	$11,937	$9,256

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense as a result of the following:

	2006	2005	2004
Computed tax provision at statutory Federal rates	$9,283	$10,829	$8,307
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	1,350	1,575	1,241
Other expenses	441	(467)	(222)
Benefit of tax credits	—	—	(70)

	$11,074	$11,937	$9,256

In 2006 the Company recorded an additional non-recurring $353 income tax expense. This adjustment increased the Company’s 2006 effective tax rate by 1.3% to 41.7% compared to 38.6% in 2005.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2006 and 2005 relate to the following:

	2006	2005
Current:
Inventories	$968	$702
State income taxes	324	504
Vacation pay accrual	199	182
Accrued bonuses	549	—
Other	150	291

Net deferred tax asset	2,190	1,679

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(3,591)	(2,941)

Net deferred tax liability	(3,591)	(2,941)

Total net deferred tax liability	$(1,401)	$(1,262)

The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred United States income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits, one in Oahu and one in Maui) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs” allege sterility and other injuries. The suits were removed to federal court and for the last several years, the focus of the case has been on procedural issues, including the dismissal of the case based on the doctrine of forum non conveniens. This doctrine would require the plaintiffs to pursue their claims in their native countries. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court and remanded the case to state court. Starting in early 2004, there had been no activity in the case for about two years. However, a status conference was held on June 1, 2006 at the request of the plaintiffs’ attorneys, who expressed a desire to pursue the class action aspect or add other individuals. Plaintiffs’ counsel now claims that his class members will include two pineapple workers in Hawaii who have testicular cancer, and he also claims to have class members from mainland U.S. and other countries. On September 12, 2006, the court ordered the transfer of venue of the Maui action from Maui County to Oahu, where we expect the duplicate suit to be dismissed. Other preliminary issues will be class certification and/or the addition of class members as individual defendants. Written discovery to defendants was conducted on venue-related issues.

Further, the plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries in 1998, based on the prior order of forum non conveniens, alleging in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits. No discovery has taken place on the individual claims of the plaintiffs. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously. However, it is too early to provide an assessment as to the probability of an unfavorable outcome in these matters.

B. Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following other named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court to determine if a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000) was binding. If the stipulation is binding, that case will be remanded to state court. If the stipulation is not binding, that case will be dismissed along with the others, requiring the plaintiffs to litigate in their native countries. The federal court then ordered remand to state court. No activity has taken place on this matter since 2001. Without discovery, it is unknown whether any of the plaintiffs were exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome in this case.

C. Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. In 2006, a group of plaintiffs represented by attorney Misko, who had been making claims solely against growers, settled with those growers and dismissed their claims against the Company. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. The pleadings are not yet finalized as to the number of plaintiffs in these suits.

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

D. Nicaragua Matters

Tellez et al v. Dole Food Company, Inc. et al

On March 26, 2004, 25 plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana plantations in

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 2, 2004, the plaintiffs were permitted to file an amended complaint that dropped seven plaintiffs and added 18 others, so that there were a total of 36 plaintiffs. Since that time, 18 plaintiffs have been dismissed, four others who have not yet obtained U.S. visas to come to the United States for their depositions, and one making a cancer related claim have been transferred to the Mejia case listed below, reducing the total to 13.

The defendants have been taking depositions of the plaintiffs’ experts. Trial is presently scheduled for May 2, 2007, having recently been rescheduled due to the inability to complete 25 depositions of the plaintiffs’ and defendants’ experts within the time lines in the case management order. Plaintiffs’ and defendants’ experts will have differing views at their depositions and at trial regarding what types and amounts of exposure to DBCP might cause sterility. Depositions of defense experts will take place primarily in March. AMVAC contends that very few of these plaintiffs worked at a banana farm when its product could have been used. AMVAC also disputes the nature and extent of the claimed injuries. AMVAC intends to continue to vigorously contest this case.

It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time, as expert discovery is not yet complete. However, this case, like the other pending banana workers suits, presents difficult issues of law and fact to all parties and has a potentially large exposure. In all of these banana worker cases, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. If plaintiffs are successful, it is likely that other banana workers from Nicaragua will file suit in California.

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

Plaintiffs have served a First Amended Complaint naming 21 banana plantation workers in Nicaragua as plaintiffs, including five plaintiffs who were transferred from the Tellez action. The Mejia action has been

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

designated as related to the Tellez action has been stayed pending developments in the Tellez action, except for the preliminary steps of collecting plaintiffs’ medical and employment records in Nicaragua so that they are available for use once discovery gets underway. Discovery has not yet begun in this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

Suits filed in Nicaragua

The Los Angeles attorneys representing these workers in California have recently stated that they have as many as 10,000 clients in Nicaragua. Thirteen of them are plaintiffs in the Tellez suit and 21 are plaintiffs in the Mejia suit pending in the Los Angeles County Superior Court.

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

On January 25, 2006, AMVAC was served with the Flavio Apolinar Castillo and Luis Cristobal Martinez Suazo suits listed above. In March 2006, counsel in Nicaragua filed objections to jurisdiction over Amvac in these two cases. AMVAC’s local counsel reports that the court has not yet ruled on the objections to jurisdiction.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 83 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,497 plaintiffs. However, only the two Castillo and Suazo cases have been served on Amvac . Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages. It is anticipated that the plaintiffs’ attorneys will continue to file additional actions on a monthly basis in Nicaragua.

In an earlier round of suits brought in Nicaragua against Dow, Shell, and Standard Fruit only, the Nicaragua court issued judgments for $490 million in December 2002 based on claims of 583 banana workers, despite defenses of lack of personal jurisdiction and the unconstitutionality of Public Law 364. It has been reported that in 2003, the United States District Court in Los Angeles refused to enforce these judgments on the basis that the judgments did not properly name the defendants. The U.S. District Court did not reach the issue of due process under Public Law 364. An appeal to the U.S. Court of Appeals for the Ninth Circuit is pending.

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC intends to contest personal jurisdiction and demand under

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Law 364 that the claims be litigated in the United States. Thus far, it appears that the Nicaraguan courts have denied all requests of other defendants under Law 364 that allow the defendants the option of consenting to jurisdiction in the United States. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Based on the precedent of the earlier suits in Nicaragua, it would appear likely that the Nicaragua courts will, over the defendants’ objections, enter multi-million dollar judgments for the plaintiffs and against all defendants in these cases. One such judgment was entered in August 2005 for $97 million for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802 million against Dow, Shell, Occidental, and Standard Fruit for some 1200 plaintiffs.

F. Ivory Coast Cases

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages and the action filed in federal court alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. AMVAC does not believe that it sold any DBCP into the Ivory Coast at any time and intends to defend these cases vigorously. Discovery has not yet begun in these cases, and it is too early to provide any evaluation as to the probability of an unfavorable outcome.

On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court has remanded all of those cases on its own motion back to state court. On December 7, 2006 AMVAC answered the Alien Tort Claims Act case. A defense motion for judgment on the pleadings in the Alien Tort Claims Act case in federal court is pending for a hearing on March 12, 2007.

F. Other Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 on behalf of hundreds of banana workers in other countries, including Costa Rica, Panama, and Honduras. AMVAC has not been named in these suits.

II. Other Litigation.

On July 19, 2006, AMVAC’s registered agent was served with a complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. In addition, in January 2007, the Alabama Department of Environmental Management issued a proposed administrative order citing AMVAC for, among other things,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

storing rejected washwater (which is the subject of the McLendon case) in violation of applicable regulations regarding the storage of hazardous materials. The company is negotiating a consent order with ADEM which it expects to complete in the near future. It is too early in the McLendon litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously.

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent’) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom® product line from the latter. The company believes that the action is without merit and plans to defend it vigorously. Although the punitive damages claim has been dismissed from the action, however, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. Trial is currently scheduled for July 30, 2007.

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

Environmental

During 2006, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2006 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in 2007 or 2008. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. It is uncertain whether the cost associated with the potential remediation activities will have a material impact on the Company’s financial statements.

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

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute up to an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $586, $585 and $385 in 2006, 2005 and 2004. Effective January 1, 2005, the Company matched 100% of the elective deferrals of all eligible participants up to a maximum of 5% of compensation.

During 2001, the Company’s Board of Directors adopted the American Vanguard Corporation Employee Stock Purchase Plan (the “Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An aggregate of 200,000 shares of the Company’s Common Stock, par value $.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) may be sold pursuant to the Plan which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Unless terminated earlier by the Company’s Board of Directors, the Plan will terminate on December 31, 2010.

Shares of common stock purchased through the Plan for 2006, 2005 and 2004 were 42,115, 41,196 and 22,501, respectively.

(6) Major Customers and Export Sales

In 2006, there were three companies that accounted for 18%, 15% and 11% of the Company’s consolidated sales. In 2005, there were three companies that accounted for 15%, 13% and 11% of the Company’s consolidated

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales. In 2004, there were three companies that accounted for 18%, 12% and 11% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 28%, 14% and 6% of the Company’s receivables as of December 31, 2006. The Company had three significant customers who each accounted for approximately 19%, 17% and 15% of the Company’s receivables as of December 31, 2005. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Canada	$3,492	$2,396	$1,991
Mexico	2,757	2,229	1,818
Asia	1,544	75	—
Africa	1,705	1,556	792
Europe	2,080	2,416	2,359
Rest of World	5,668	5,184	3,305

	$17,246	$13,856	$10,265

(7) Royalties

The Company has various royalty agreements in place extending through December 2007. These agreements relate to the acquisition of certain products as well as licensing arrangements. No agreements contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $809, $1,465 and $1,733, respectively, for 2006, 2005 and 2004.

(8) Product Acquisitions

All product acquisitions have been accounted for as asset purchases and not businesses pursuant to FASB 141 and EITF 98-3.

In December 2006, AMVAC acquired the product line Permethrin (a synthetic pyrethroid insecticide) from Syngenta Crop Protection, Inc. In connection with the transaction, AMVAC acquired both crop and non-crop uses of the product line in the U.S., Mexico and Canada. Acquired assets include registration rights, manufacturing and formulation know-how, inventories, customer lists and the trademarks Ambush® and Prelude® in the aforementioned territories.

In November 2006, AMVAC acquired the global Terbufos insecticide product line and the Lock `N Load® closed delivery system from BASF Aktiengesellschaft (“BASF”). The product line consisted of the active ingredient Terbufos, the trademarks Counter® and Lock `N Load®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories.

In December 2005, AMVAC acquired the cereal herbicide product line, Difenzoquat from BASF. The product line consists of the active ingredient Difenzoquat, the trademark Avenge™, the manufacturing and formulation know-how, and registration rights and intellectual property rights in the United States and Canada. Avenge is a post-emergent herbicide primarily to control wild oats in barley and wheat. Avenge has a unique mode of action: it can be tank mixed with many popular broad leaf herbicides to provide broadleaf weed control as well as for effectively managing herbicide resistance problems in wild oats.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2005, AMVAC entered into an exclusive multi-year agreement with BASF to develop, register and commercialize Topramezone, a new herbicide for post-emergent use in corn in North America. Under the terms of a licensing and supply agreement BASF would supply the product to AMVAC. In August 2005, AMVAC received a registration from the U.S. Environmental Protection Agency for Impact® (active ingredient: Topramezone), a new herbicide for the use in field corn, seed corn, sweet corn and popcorn.

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

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. These rights, for the most part, consist of product registrations and related data filed with the United States Environmental Protection Agency and state regulatory agencies to support such registrations and other supporting data. The amount of goodwill allocated to the product acquisitions has not been material. The following schedule represents intangible assets recognized in connection with product acquisitions (See Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets for the Company’s accounting policy regarding intangible assets):

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2003	$20,307
Acquisitions during fiscal 2004	2,612
Amortization expense	(1,758)

Intangible assets at December 31, 2004	21,161
Acquisitions during fiscal 2005	22,112
Amortization expense	(2,051)

Intangible assets at December 31, 2005	41,222
Acquisitions during fiscal 2006	39,737
Amortization expense	(1,929)

Intangible assets at December 31, 2006	$79,030

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

	2006	2005
Gross carrying amount	$89,252	$49,515
Accumulated amortization	(10,222)	(8,293)

	$79,030	$41,222

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2007	$3,405
2008	3,405
2009	3,405
2010	3,405
2011	3,405
Thereafter	62,005

$79,030

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2003	$4,800
Additional obligations acquired	2,396
Payments on existing obligations	(6,196)

Obligations under acquisition agreements at December 31, 2004	1,000
Additional obligations acquired	-0-
Payments on existing obligations	(1,000)

Obligations under acquisition agreements at December 31, 2005	-0-
Additional obligations acquired	-0-
Payments on existing obligations	-0-

Obligations under acquisition agreements at December 31, 2006	$-0-

As of December 31, 2006, there were no future commitments pertaining to obligations under product acquisitions.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Commitments

The Company entered into long-term employment agreements with certain officers. Amounts to be paid under those agreements are summarized as follows:

Year ending December 31,
2007	$502

$502

The Company has various lease agreements for offices as well as a long-term ground lease for its Axis, Alabama facility. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $ 312, $306 and $352. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2007	$305
2008	316
2009	281
2010	10
2011	10
Thereafter	95

$1,017

(10) Research and Development

Research and development expenses which are included in operating expenses were $2,884, $2,853 and $3,081 for the years ended December 31, 2006, 2005 and 2004.

(11) Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 4,296,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning from the date of the grant.

During 2006 the Company did not grant any incentive stock options. During 2005, the Company granted incentive stock options to purchase an aggregate of 276,933 shares of common stock to key employees. These options were fully exercisable on the date of grant. All options granted are non-assignable and non-transferable.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options in either 2006 or 2005.

Option activity within each plan is as follows:

Rollforward Table of Option Activity Within Each Plan:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2003	2,212,621	127,453	$3.49	$2.39

Options granted, range from $11.29–$14.44	41,333	58,080	13.69
Options exercised, range from $0.83–$8.10	(339,861)	(16,133)	(1.18)
Options expired	(27,360)	—	(1.16)

Balance outstanding, December 31, 2004	1,886,733	169,400	4.35	3.26

Options granted, range from $14.74–$14.98	276,933	—	14.75
Options exercised, range from $1.76–$3.19	(61,333)	(8,805)	(1.84)
Options expired	(16,000)	(875)	(1.76)

Balance outstanding, December 31, 2005	2,086,333	159,720	5.71	6.06

Options granted	—	—	—
Options exercised, range from $1.76–$14.74	(262,463)	(29,040)	3.66
Options expired	(3,333)	—	(14.74)

Balance outstanding, December 31, 2006	1,820,537	130,680	$6.09	$6.13

Information relating to stock options at December 31, 2006 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$1.76	398,068	20	$1.76	398,068	$1.76
$3.19	18,667	31	$3.19	18,667	$3.19
$3.52–$8.10	1,098,000	55	$5.10	821,500	$4.74
$11.30–$12.94	41,333	54	$12.62	25,333	$12.59
$14.74–$14.99	264,469	68	$14.74	264,469	$14.74

	1,820,537		$5.93	1,528,037	$5.81

Nonstatutory Stock Options:
$3.03	29,040	6	$3.03	29,040	$3.03
$4.68	29,040	18	$4.68	29,040	$4.68
$7.05	24,200	20	$7.05	24,200	$7.05
$14.45	48,400	29	$14.45	48,400	$14.45

	130,680		$8.37	130,680	$8.37

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2005 and 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2005:
Incentive Stock Option Plans:
Outstanding	2,086,333	$5.56	54	$37,809
Expected to Vest	2,086,333	$5.56	54	$37,809
Exercisable	1,508,770	$5.62	55	$26,892

Non-statutory Stock Option Plans:
Outstanding	159,720	$8.11	31	$2,449
Expected to Vest	159,720	$8.11	31	$2,449
Exercisable	159,720	$8.11	31	$2,449

As of December 31, 2006:
Incentive Stock Option Plans:
Outstanding	1,820,537	$5.93	49	$18,151
Expected to Vest	1,820,537	$5.93	49	$18,151
Exercisable	1,528,037	$5.81	48	$15,418

Non-statutory Stock Option Plans:
Options Outstanding	130,680	$8.37	20	$984
Expected to Vest	130,680	$8.37	20	$984
Options Exercisable	130,680	$8.37	20	$984

The total intrinsic value of options exercised during 2004, 2005 and 2006 was $1,693, $554 and $4,332, respectively. Cash received from stock options exercised during 2004, 2005 and 2006 was $449, $417 and $959, respectively. The total weighted average grant date fair value of shares vested during 2004, 2005 and 2006 was approximately $1,829, $4,285 and $1,279, respectively.

(12) Private Equity Offering

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) Quarterly Data—Unaudited

Quarterly Data—2006	March 31	June 30	September 30	December 31
Net sales	$44,744	$42,721	$51,244	$55,062
Gross profit	18,307	17,658	22,327	24,066
Net income	2,475	3,315	4,249	5,409
Basic net income per share	.10	.13	.16	.21
Diluted net income per share	.09	.12	.16	.20

Quarterly Data—2005
Net sales	$41,230	$37,325	$49,754	$61,487
Gross profit	17,545	15,796	22,158	30,180
Net income	3,135	2,748	5,268	7,851
Basic net income per share	.13	.11	.22	.32
Diluted net income per share	.12	.11	.20	.30

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. In 2006, the Company recorded a pre-tax expense of $576 related to the adoption of SFAS 123(R) for employee stock options. All periods prior to 2006 did not include any expense related to share-based payment awards for employee stock options.

EXHIBIT INDEX

ITEM  15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.(1)

10.6	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its Executive and Senior Officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.)

10.7	Form of Indemnification Agreement between American Vanguard Corporation and its Directors.(1)

10.8	Amended and Restated Credit Agreement, dated as of September 30, 2004, among AMVAC Chemical Corporation, Bank of the West, Harris Trust and Savings and First Bank & Trust.(1)

10.9	Employment Agreement dated February 3, 2003 by and between AMVAC Chemical Corporation and Christopher Hildreth (filed as Exhibit 10.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on May 2, 2005 and incorporated herein by reference).

10.10	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

10.11	Sale and Purchase Agreement dated October 31, 2005 by and between BASF Aktiengesellschaft and AMVAC Chemical Corporation (filed as Exhibit 99.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2006)

10.12	Permethrin Asset Sale Agreement dated December 13, 2006 by and between Syngenta Crop Protection Inc. and AMVAC Chemical Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC.)*

Exhibit Number	Description of Exhibit
10.13	Sale and Purchase Agreement dated as of November 27, 2006 by and between BASF Aktiengesellschaft and AMVAC Chemical Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC.)*

10.14	Credit Agreement Dated As Of December 15, 2006 Among Amvac Chemical Corporation As Borrower, American Vanguard Corporation, Gemchem, Inc., 2110 Davie Corporation As Guarantors, Bank Of The West As Agent, Swing Line Lender And L/C Issuer, BMO Capital Markets As Documentation Agent And The Other Lenders Party Hereto*

21	List of Subsidiaries of the Company.*

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed with the Company’s Original Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference.