Form 10-Q
period 2007-03-31
AMERICAN VANGUARD CORP
filed 2007-05-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Common Stock, $.10 Par Value—26,217,058 shares as of May 8, 2007.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2007	2006
Net sales	$40,906	$44,744
Cost of sales	22,489	26,437

Gross profit	18,417	18,307
Operating expenses	12,999	13,616

Operating income	5,418	4,691
Interest expense	1,895	720
Interest income	(5)	(12)
Interest capitalized	(16)	(142)

Income before income tax	3,544	4,125
Income tax expense	1,418	1,650

Net income	$2,126	$2,475

Earnings per common share—basic	$.08	$.10

Earnings per common share—assuming dilution	$.08	$.09

Weighted average shares outstanding—basic	26,163	25,496

Weighted average shares outstanding—assuming dilution	27,330	26,968

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	March 31, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$2,862	$1,844
Receivables:
Trade	78,481	75,158
Other	480	586

	78,961	75,744

Inventories	69,663	66,628
Prepaid expenses	1,005	1,354

Total current assets	152,491	145,570
Property, plant and equipment, net	35,905	36,652
Land held for development	211	211
Intangible assets	79,935	79,030
Other assets	855	913

	$269,397	$262,376

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$4,106
Accounts payable	12,144	15,688
Accrued program costs	20,600	17,893
Accrued expenses and other payables	4,396	4,794
Accrued royalty obligations	177	603
Income taxes payable	1,600	3,253

Total current liabilities	43,023	46,337
Long-term debt, excluding current installments	102,235	93,761
Deferred income taxes	1,401	1,401

Total liabilities	146,659	141,499

Commitments and contingent liabilities (Notes 2, 5, 7 and 9)

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,443,854 shares at March 31, 2007 and 28,354,322 shares at December 31, 2006	2,844	2,835
Additional paid-in capital	35,494	34,821
Accumulated other comprehensive income	(48)	(148)
Retained earnings	87,193	86,114

	125,483	123,622
Less treasury stock, at cost, 2,226,796 shares at March 31, 2007 and December 31, 2006	(2,745)	(2,745)

Total stockholders’ equity	122,738	120,877

	$269,397	$262,376

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2007 and 2006

(Unaudited)

Increase (decrease) in cash	2007	2006
Cash flows from operating activities:
Net income	$2,126	$2,475
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,098	2,442
Stock-based compensation expense related to stock options and employee stock purchases	264	160
Changes in assets and liabilities associated with operations:
Increase in receivables	(3,217)	(19,069)
Increase in inventories	(3,035)	(8,736)
Decrease (increase) in prepaid expenses and other assets	382	(298)
Decrease in accounts payable	(3,543)	(5,652)
Decrease in other current liabilities	(818)	(848)

Net cash (used in) provided by operating activities	(5,743)	(29,526)

Cash flows from investing activities:
Capital expenditures	(680)	(3,692)
Acquisitions of intangible assets	(1,576)	—
Net decrease in other non-current assets	25	30

Net cash used in investing activities	(2,231)	(3,662)

Cash flows from financing activities:
Net borrowings under line of credit agreement	9,000	32,000
Principal payments on long-term debt	(526)	(21,027)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	312	23,305
Tax benefits from stock-based compensation	106	64

Net cash provided by (used in) financing activities	8,892	34,342

Net increase in cash	918	1,154
Cash and cash equivalents at beginning of year	1,844	1,342
Effect of exchange rate changes on cash	100	1

Cash and cash equivalents as of March 31	$2,862	$2,497

Supplemental schedule of non-cash investing and financial activities:

On March 13, 2007, the Company announced that the Board of Directors declared a cash dividend of $0.04 per share. The dividend was distributed on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. Cash dividends paid April 13, 2007 totaled approximately $1,047,000.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Property, plant and equipment at March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007	December 31, 2006
Land	$2,441	$2,441
Buildings and improvements	6,696	6,699
Machinery and equipment	59,805	58,529
Office furniture, fixtures and equipment	4,865	4,853
Automotive equipment	262	209
Construction in progress	6,760	7,418

	80,829	80,149
Less accumulated depreciation	44,924	43,497

	$35,905	$36,652

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished products	$62,650	$58,060
Raw materials	7,013	8,568

	$69,663	$66,628

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2007	2006
Net sales:
Crop	$32,349	$37,799
Non-crop	8,557	6,945

	$40,906	$44,744

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On March 13, 2007, the Company announced that the Board of Directors declared a cash dividend of $0.04 per share. The dividend was distributed on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. Cash dividends paid April 13, 2007 totaled approximately $1,047,000. This amount was included in accrued expenses and other payables in the accompanying balance sheet as of March 31, 2007.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$2,126	$2,475

Denominator:
Weighted averages shares outstanding	26,163	25,496
Assumed exercise of stock options	1,167	1,472

	27,330	26,968

7. Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the Company’s credit agreement with its banks. For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2007 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,
	2007	2006
Net income	$2,126	$2,475
Foreign currency translation adjustment	100	1

Comprehensive income	$2,226	$2,476

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

Options issued to consultants are being accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

During the three months ended March 31, 2007, the Company granted a 10-year option to an employee to acquire 6,349 shares of common stock at an exercise price of $15.75. The option was immediately vested on the date of grant. The option was valued using the Black-Scholes option-pricing model at $6.48 per share and the company recognized a corresponding expense of $41,141 when granted. Assumptions used to value the option were: expected term of 5 years, expected volatility of 41%, expected annual dividends of 0.5%, and a risk-free interest rate of 4.65%.

There were no options granted during the three months ended March 31, 2006.

During the three months ended March 31, 2007, employees exercised options to acquire 67,360 shares of common stock. Cash received upon exercise was $193,864 or $2.88 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $871,000 (or $12.93 per share); however, the Company did not receive a tax deduction as the options exercised were incentive stock options. During the three months ended March 31, 2006, employees exercised options to acquire 194,466 shares of common stock. Cash received upon exercise was $561,448 or $2.89 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $3,050,000 (or $15.69 per share); however, the Company did not receive a tax deduction as the options exercised were incentive stock options.

There were no options terminated in the three months ended March 31, 2006 or March 31, 2007.

As of March 31, 2007, the Company had approximately $291,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.3 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Recently Issued Accounting Guidance—In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has not completed its evaluation of SFAS No. 159 but it does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of EITF 00-19-2 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement was effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The standard did not have an impact on the consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities an specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The statement did not have a material impact on the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Columnar Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Quarter Ended March 31 (columnar numbers in thousands):

	2007	2006	Change
Net sales:
Crop	$32,349	$37,799	$(5,450)
Non-crop	8,557	6,945	1,612

	$40,906	$44,744	$(3,838)

Gross profit:
Crop	$14,637	$15,206	$(569)
Non-crop	3,780	3,101	679

	$18,417	$18,307	$110

The Company reported net income of $2,126,000 or $.08 per diluted share for the first quarter ended March 31, 2007 as compared to net income of $2,475,000 or $.09 per diluted share for the same period in 2006. (Per share data for 2006 has been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales for the first quarter 2007 declined by 9% to $40,906,000 from $44,744,000 in the same period of 2006. Sales of the Company’s cotton insecticide, Bidrin, were down substantially due to customer inventory carryover from 2006 as well as the customers’ caution pertaining to the potential lower demand in 2007 related to the decrease of cotton acreage stemming from higher corn acreage. Sales of the Company’s corn soil insecticides were essentially level with the same period in 2006. The Company’s global insecticide product line, Counter (acquired from BASF in November 2006), was a key contributor during the first quarter of 2007. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $18,417,000 for the three months ended March 31, 2007 from $18,307,000 in the first quarter of 2006. Gross profit margins improved to 45% in the quarter ended March 31, 2007 from 41% in the same period in 2006. The higher gross profit margin was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, declined by $617,000 to $12,999,000 in the first quarter of 2007 from $13,616,000 in the same period of 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$4,542	$4,952	$(410)
General and administrative	3,954	3,280	674
Research, product development and regulatory	1,617	1,796	(179)
Freight, delivery and warehousing	2,886	3,588	(702)

	$12,999	$13,616	$(617)

•

Selling expenses declined by $410,000 to $4,542,000 in the first quarter of 2007 from $4,952,000 in the same period of 2006. The decline in sales and the resultant decline in variable selling expenses, in particular, a reduction in programs and related costs accounted for the decline.

•

General and administrative expenses increased by $674,000 to $3,954,000 in the quarter ended March 31, 2007, as compared to $3,280,000 in the same period in 2006. The increase was due to an increase in amortization of intangibles related to the Company’s recently acquired products and outside professional fees.

•

Research and product development costs and regulatory registration expenses declined by $179,000 to $1,617,000 in the quarter ended March 31, 2007 from $1,796,000 in the same period of 2006. Lower costs incurred to generate scientific data related to the registration accounted for the decline.

•

Freight, delivery and warehousing costs declined $702,000 to $2,886,000 for the first quarter of 2007 as compared to $3,588,000 in the same period of 2006. The decline was due to lower sales levels coupled with the product mix of sales.

Interest costs before capitalized interest and interest income were $1,895,000 in the quarter ended March 31, 2007 as compared to $720,000 in the same period in 2006. The Company’s average overall debt for the quarter ended March 31, 2007 was $95,237,000 as compared to $43,561,000 for the same period in 2006. Higher effective interest rates coupled with higher overall debt levels accounted for the higher gross interest costs. The Company capitalized $16,000 of interest costs related to construction in progress during the first quarter of 2007 as compared to $142,000 in 2006. The Company also recognized $5,000 in interest income for the quarter ended March 31, 2007 as compared to $12,000 in 2006.

Income tax expense declined by $232,000 to $1,418,000 for the quarter ended March 31, 2007 as compared to $1,650,000 for the same period 2006. The Company’s effective tax rate for the quarters ended March 31, 2007 and 2006 was 40%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $5,743,000 of cash in operating activities during the three months ended March 31, 2007. Net income of $2,126,000, non-cash depreciation and amortization of $2,098,000, a declined in prepaid expenses and other assets of $382,000, and stock-based compensation expense of $264,000 provided $4,870,000 of cash for operations. Increases in receivables and inventories of $3,217,000, and $3,035,000 respectively, coupled with a decline in accounts payable of $3,543,000 and a decline in other liabilities of $818,000 used $10,613,000 in cash for operating activities.

The Company used $2,231,000 in investing activities during the three months ended March 31, 2007. It invested $1,576,000 in intangible assets and $680,000 in capital expenditures while other non-current assets declined by $25,000.

Financing activities provided $8,892,000 during the first three months ended March 31, 2007. Net borrowings under the Company’s fully-secured revolving line of credit increased by $9,000,000. The Company received $312,000 from the exercise of stock options and the sale of common stock under its ESPP. The Company also received $106,000 from tax benefits from stock-based compensation. The Company made payments on its other long-term debt of $526,000 during the first quarter.

The Company had $30,500,000 of availability under its revolving line of credit as of March 31, 2007.

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

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has not completed its evaluation of SFAS No. 159 but it does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of EITF 00-19-2 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement was effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The standard did not have an impact on the consolidated financial statements.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities an specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The statement did not have a material impact on the consolidated financial statements.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2006. The Company does not use derivative financial instruments for speculative or trading purposes; however, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60 million) from time to time outstanding.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of March 31, 2007, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND P ROCEDURES

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC has entered into a settlement, which was approved by the court on April 24, 2007 Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 21 Nicaraguan plaintiffs, remains pending in the Los Angeles Superior Court, but has been stayed pending resolution of Tellez with the remaining defendants. Most of the cases, however, are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 3,592 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages and the federal action alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide, crimes against humanity, racial discrimination, and unlawful distribution of pesticides in the Ivory Coast. On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court has remanded all of those cases on its own motion back to state court. These state court suits are being evaluated for inclusion in the complex case management program. On December 7, 2006 AMVAC answered the Alien Tort Claims Act case. A defense motion for judgment on the pleadings in the Alien Tort Claims Act case in federal court was granted on March 26, 2007, dismissing the genocide and unlawful distribution of pesticides claims with prejudice, but allowed the plaintiffs leave to amend their complaint for the crimes against humanity and racial discrimination claims. A first amended complaint was served on April 6, 2007. A motion to dismiss these remaining federal court claims is pending for a hearing on May 21, 2007.

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

On July 19, 2006, AMVAC’s registered agent was served with a complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties have substantially completed class certification discovery; however, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously. In addition, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management for resolution of alleged violations of hazardous waste regulations arising from AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order is subject to public comment prior to finalization.

The Company may be, from time to time, involved in other legal proceedings arising in the ordinary course of its business. The results of litigation, including those described above, cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

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

AMERICAN VANGUARD CORPORATION

Dated: May 8, 2007	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 8, 2007	By:	/S/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer