Form 10-Q
period 2007-06-30
AMERICAN VANGUARD CORP
filed 2007-08-09
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Common Stock, $.10 Par Value—26,345,638 shares as of August 7, 2007.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Net sales	$50,028	$42,721	$90,934	$87,465
Cost of sales	27,801	25,063	50,290	51,500

Gross profit	22,227	17,658	40,644	35,965
Operating expenses	14,477	11,422	27,476	25,038

Operating income	7,750	6,236	13,168	10,927
Interest expense	1,808	910	3,703	1,630
Interest income	(28)	(11)	(33)	(23)
Interest capitalized	(14)	(188)	(30)	(330)

Income before income taxes	5,984	5,525	9,528	9,650
Income tax expense	2,393	2,210	3,811	3,860

Net income	$3,591	$3,315	$5,717	$5,790

Earnings per common share—basic	$.14	$.13	$.22	$.22

Earnings per common share—assuming dilution	$.13	$.12	$.21	$.21

Weighted average shares outstanding—basic	26,270	26,019	26,217	25,764

Weighted average shares outstanding—assuming dilution	27,298	27,431	27,309	27,206

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	June 30, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$4,456	$1,844
Receivables:
Trade	46,249	75,158
Other	1,382	586

	47,631	75,744

Inventories	69,058	66,628
Prepaid expenses	1,422	1,354

Total current assets	122,567	145,570
Property, plant and equipment, net	35,025	36,652
Land held for development	211	211
Intangible assets	79,131	79,030
Other assets	1,475	913

	$238,409	$262,376

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$4,106
Accounts payable	12,112	15,688
Accrued program costs	25,281	17,893
Accrued expenses and other payables	3,815	5,397
Income taxes payable	3,676	3,253

Total current liabilities	48,990	46,337
Long-term debt, excluding current installments	61,208	93,761
Deferred income taxes	1,401	1,401

Total liabilities	111,599	141,499

Commitments and contingent liabilities (Notes 2, 5, 7 and 9)

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,572,434 shares at June 30, 2007 and 28,354,322 shares at December 31, 2006	2,857	2,835
Additional paid-in capital	35,929	34,821
Accumulated other comprehensive income	(15)	(148)
Retained earnings	90,784	86,114

	129,555	123,622
Less treasury stock, at cost, 2,226,796 shares at June 30, 2007 and December 31, 2006	(2,745)	(2,745)

Total stockholders’ equity	126,810	120,877

	$238,409	$262,376

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2007 and 2006

(Unaudited)

Increase (decrease) in cash	2007	2006
Cash flows from operating activities:
Net income	$5,717	$5,790
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,696	2,994
Stock-based compensation expense related to stock options and employee stock purchases	298	324
Changes in assets and liabilities associated with operations:
Decrease in receivables	28,113	950
Increase in inventories	(2,430)	(17,696)
Increase in prepaid expenses and other assets	(702)	(442)
Decrease in accounts payable	(3,576)	(16,500)
Increase in other current liabilities	5,812	974

Net cash provided by (used in) operating activities	37,928	(23,606)

Cash flows from investing activities:
Capital expenditures	(1,295)	(4,704)
Acquisitions of intangible assets	(1,875)	—
Net decrease (increase) in other non-current assets	72	(34)

Net cash used in investing activities	(3,098)	(4,738)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	(30,500)	28,000
Principal payments on long-term debt	(2,053)	(22,054)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	1,130	23,806
Payment of cash dividends	(1,047)	(1,350)
Tax benefits from stock-based compensation	119	130

Net cash provided by (used in) financing activities	(32,351)	28,532

Net increase in cash	2,479	188
Cash and cash equivalents at beginning of year	1,844	1,342
Effect of exchange rate changes on cash	133	(9)

Cash and cash equivalents as of June 30	$4,456	$1,521

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Property, plant and equipment at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
Land	$2,441	$2,441
Buildings and improvements	6,783	6,699
Machinery and equipment	61,421	58,529
Office furniture, fixtures and equipment	4,910	4,853
Automotive equipment	264	209
Construction in progress	5,625	7,418

	81,444	80,149
Less accumulated depreciation	46,419	43,497

	$35,025	$36,652

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished products	$61,127	$58,060
Raw materials	7,931	8,568

	$69,058	$66,628

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales:
Crop	$43,245	$34,441	$75,594	$72,240
Non-crop	6,783	8,280	15,340	15,225

	$50,028	$42,721	$90,934	$87,465

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Numerator:
Net income	$3,591	$3,315	$5,717	$5,790

Denominator:
Weighted averages shares outstanding	26,270	26,019	26,217	25,764
Assumed exercise of stock options	1,028	1,412	1,092	1,442

	27,298	27,431	27,309	27,206

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

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the June 30, 2007 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,591	$3,315	$5,717	$5,790
Foreign currency translation adjustment	33	(10)	133	(9)

Comprehensive income	$3,624	$3,305	$5,850	$5,781

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

There were no options granted during the three or six months ended June 30, 2006. There were no options granted during the three months ended June 30, 2007.

During the six months ended June 30, 2007, employees exercised options to acquire 127,040 shares of common stock. Cash received upon exercise was $534,771 or $4.21 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $1,377,000 (or $10.84 per share); however, the Company did not receive a tax deduction as the options exercised were incentive stock options. During the six months ended June 30, 2006, employees exercised options to acquire 245,504 shares of common stock. Cash received upon exercise was $806,507 or $3.51 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $3,739,000 (or $15.23 per share); however, the Company did not receive a tax deduction as the options exercised were incentive stock options.

There were no options terminated in the three and six months ended June 30, 2006 or June 30, 2007.

As of June 30, 2007, the Company had approximately $205,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

In June 2007, the Board of Directors granted long-term incentive awards in the form of restricted stock grants which totaled 46,000 shares which will vest completely on the third anniversary of the award. Additionally, in June 2007, grants totaling 22,920 shares, which vest on the date of grant, were approved to non-employee Directors of American Vanguard Corporation.

11. Legal Proceedings—On occasion, the Company and/or AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, are involved as either a plaintiff or defendant to claims and legal actions incidental to their operations.

Personal Injury Suits

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies,

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC has entered into a settlement, which was approved by the court on April 24, 2007. Opening statements were heard in the Tellez trial on July 19, 2007, and lead plaintiff Tellez was transferred to the Mejia case. Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 22 Nicaraguan plaintiffs, remains pending in the Los Angeles Superior Court, but has been stayed pending resolution of Tellez with the remaining defendants. Most of the cases, however, are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 3,592 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

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

The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program.

In the federal action, a defense motion for judgment on the pleadings was granted on March 26, 2007, dismissing the genocide and unlawful distribution of pesticides claims with prejudice, but allowing the plaintiffs leave to amend their complaint for the crimes against humanity and racial discrimination claims. A first amended complaint was served on April 6, 2007. On May 21, 2007, the court held a hearing on defendants’ motion to dismiss these remaining federal court claims at which hearing the court agreed that plaintiffs had failed to allege state action sufficient to support claims for crimes against humanity and racial discrimination; the court, however, is considering whether plaintiffs should be permitted to conduct discovery that will support additional allegations.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues are class certification and/or the addition of class members as individual defendants. Written discovery to defendants was conducted on venue-related issues. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs were requested to file a preliminary motion for class certification but have not done so to date.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses.

Other Matters

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent”) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. Plaintiffs and all remaining parties in the lawsuit (including Valent) have entered into a settlement agreement and release dated as of June 22, 2007, pursuant to which this action will be dismissed with prejudice as against such defendants. In connection with the settlement, AMVAC contributed a cash payment that is not material to its financial condition or operating results.

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties have completed class certification discovery and are in the midst of briefing the court on the subject of class certification; however, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously. In addition, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management (“ADEM”) for resolution of alleged violations of hazardous waste regulations arising from

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order has been finalized, and ADEM is evaluating AMVAC’s proposed supplemental environmental project.

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff seeks damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which sells a generic version of the insecticide phorate through the EZ Load system, is licensee under a license with the former patent holder which permits Aceto to use the EZ Load system through August 1, 2007. Aceto seeks, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. AMVAC believes that this case has no merit and plans to defend it vigorously. The parties are currently engaged in discovery relating to the requested preliminary injunction, the hearing for which is scheduled to conclude in early September 2007. It is too early in this case, however, to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

The Company may, from time to time, be involved in other legal proceedings arising in the ordinary course of its business. The results of litigation, including those described above, cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

12. Recently Issued Accounting Guidance—In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has not completed its evaluation of SFAS No. 159 but it does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

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

RESULTS OF OPERATIONS

Quarter Ended June 30 (columnar numbers in thousands):

	2007	2006	Change
Net sales:
Crop	$43,245	$34,441	$8,804
Non-crop	6,783	8,280	(1,497)

	$50,028	$42,721	$7,307

Gross profit:
Crop	$18,824	$14,030	$4,794
Non-crop	3,403	3,628	(225)

	$22,227	$17,658	$4,569

The Company reported net income of $3,591,000 or $.13 per diluted share for the second quarter ended June 30, 2007 as compared to net income of $3,315,000 or $.12 per diluted share for the same period in 2006.

Net sales for the second quarter 2007 increased by 17% to $50,028,000 from $42,721,000 in the same period of 2006. Sales of Impact, a corn herbicide, were up substantially from the comparable quarter. Counter, the Company’s global insecticide product line acquired in November 2006, was also a key contributor during the quarter. Sales of Bidrin, a cotton insecticide were down as farmers finished prior period inventories and shifted acreage from cotton to corn. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $22,227,000 for the three months ended June 30, 2007 from $17,658,000 in the second quarter of 2006. Gross profit margins improved to 44% in the quarter ended June 30, 2007 from 41% in the same period in 2006. The higher gross profit margin was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $3,055,000 to $14,477,000 in the second quarter of 2007 from $11,422,000 in the same period of 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$4,525	$2,981	$1,544
General and administrative	4,451	3,094	1,357
Research, product development and regulatory	1,592	2,084	(492)
Freight, delivery and warehousing	3,909	3,263	646

	$14,477	$11,422	$3,055

•

Selling expenses increased by $1,544,000 to $4,525,000 in the second quarter of 2007 from $2,981,000 in the same period of 2006. An increase in program related costs and outside selling services primarily accounted for the increase.

•

General and administrative expenses increased by $1,357,000 to $4,451,000 in the quarter ended June 30, 2007, as compared to $3,094,000 in the same period in 2006. The increase was due to an increase in legal expenses and the amortization of intangibles related to the Company’s recently acquired products.

•

Research and product development costs and regulatory registration expenses declined by $492,000 to $1,592,000 in the quarter ended June 30, 2007 from $2,084,000 in the same period of 2006. Lower costs incurred to generate scientific data related to the registration primarily accounted for the decline.

•

Freight, delivery and warehousing costs increased $646,000 to $3,909,000 for the second quarter of 2007 as compared to $3,263,000 in the same period of 2006. The increase was due to higher sales levels.

Interest costs before capitalized interest and interest income were $1,808,000 in the quarter ended June 30, 2007 as compared to $910,000 in the same period in 2006. The Company’s average overall debt for the quarter ended June 30, 2007 was $97,623,000 as compared to $52,756,000 for the same period in 2006. Higher overall debt levels coupled with higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $14,000 of interest costs related to construction in progress during the second quarter of 2007 as compared to $188,000 in 2006. The Company also recognized $28,000 in interest income for the quarter ended June 30, 2007 as compared to $11,000 in 2006.

Income tax expense increased by $183,000 to $2,393,000 for the quarter ended June 30, 2007 as compared to $2,210,000 for the same period 2006. The Company’s effective tax rate for the quarters ended June 30, 2007 and 2006 was 40%.

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

Six Months Ended June 30 (columnar numbers in thousands):

	2007	2006	Change
Net sales:
Crop	$75,594	$72,240	$3,354
Non-crop	15,340	15,225	115

	$90,934	$87,465	$3,469

Gross profit:
Crop	$33,461	$29,236	$4,225
Non-crop	7,183	6,729	454

	$40,644	$35,965	$4,679

The Company reported net income of $5,717,000 or $.21 per diluted share for the six months ended June 30, 2007 as compared to net income of $5,790,000 or $.21 per diluted share for the same period in 2006. Net sales for the first six months of 2007 increased by 4% to $90,934,000 from $87,465,000 in the same period of 2006. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $40,644,000 for the six months ended June 30, 2007 from $35,965,000 in the same period in 2006. Gross profit margins improved to 45% in the six months ended June 30, 2007 from 41% in the same period in 2006. The higher gross profit margin was due to the changes in the sales mix of the Company’s products. As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $2,438,000 to $27,476,000 in the first six months of 2007 from $25,038,000 in the same period of 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$9,067	$7,933	$1,134
General and administrative	8,405	6,374	2,031
Research, product development and regulatory	3,209	3,880	(671)
Freight, delivery and warehousing	6,795	6,851	(56)

	$27,476	$25,038	$2,438

•

Selling expenses increased by $1,134,000 to $9,067,000 in the first six months of 2007 from $7,933,000 in the same period of 2006. An increase in programs and related costs and outside contract labor accounted for the increase.

•

General and administrative expenses increased by $2,031,000 to $8,405,000 in the six months ended June 30, 2007, as compared to $6,374,000 in the same period in 2006. The increase was due to an increase in amortization of intangibles related to the Company’s recently acquired products as well as increases in legal expenses and payroll and payroll related costs.

•

Research and product development costs and regulatory registration expenses declined by $671,000 to $3,209,000 in the six months ended June 30, 2007 from $3,880,000 in the same period of 2006. Lower costs incurred to generate scientific data related to the registration of the Company’s products accounted for the decline.

•	Freight, delivery and warehousing costs had a slight decline of $56,000 to $6,795,000 for the first six months of 2007 as compared to $6,851,000 in the same period of 2006.

Interest costs before capitalized interest and interest income were $3,703,000 in the six months ended June 30, 2007 as compared to $1,630,000 in the same period in 2006. The Company’s average overall debt for the six months ended June 30, 2007 was $96,180,000 as compared to $51,732,000 for the same period in 2006. Higher overall debt levels coupled with higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $30,000 of interest costs related to construction in progress during the first six months of 2007 as compared to $330,000 in 2006. The Company also recognized $33,000 in interest income for the six months ended June 30, 2007 as compared to $23,000 in the same period in 2006.

Income tax expense declined by $49,000 to $3,811,000 for the six months ended June 30, 2007 as compared to $3,860,000 for the same period 2006. The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the six months ended June 30, 2007 was $37,928,000. Net income of $5,717,000, non-cash depreciation and amortization of $4,696,000, a decrease in receivables of $28,113,000, and increases in other current liabilities of $5,812,000 and stock-based compensation expense of $298,000 provided $44,636,000 of cash for operations. Increases in inventories and prepaid expenses and other current assets of $2,430,000 and $702,000, respectively, coupled with a decrease in accounts payable of $3,576,000 used $6,708,000 of cash in operating activities.

The Company used $3,098,000 in investing activities during the six months ended June 30, 2007. It invested $1,875,000 in intangible assets and $1,295,000 in capital expenditures while other non-current assets increased by $72,000.

The Company used $32,351,000 in financing activities during the first six months ended June 30, 2007. The Company repaid $30,500,000 under its fully-secured revolving line of credit and made payments on its other long-term debt of $2,053,000 and paid cash dividends of $1,047,000. The Company received $1,130,000 from the exercise of stock options and the sale of common stock under its ESPP and received $119,000 from tax benefits from stock-based compensation.

The Company had $70,000,000 of availability under its revolving line of credit (subject to meeting certain financial covenants) as of June 30, 2007. Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of June 30, 2007, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC has entered into a settlement, which was approved by the court on April 24, 2007. Opening statements were heard in the Tellez trial on July 19, 2007, and lead plaintiff Tellez was transferred to the Mejia case. Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 22 Nicaraguan plaintiffs, remains pending in the Los Angeles Superior Court, but has been stayed pending resolution of Tellez with the remaining defendants. Most of the cases, however, are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of approximately 3,592 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

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

The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program.

In the federal action, a defense motion for judgment on the pleadings was granted on March 26, 2007, dismissing the genocide and unlawful distribution of pesticides claims with prejudice, but allowing the plaintiffs leave to amend their complaint for the crimes against humanity and racial discrimination claims. A first amended complaint was served on April 6, 2007. On May 21, 2007, the court held a hearing on defendants’ motion to dismiss these remaining federal court claims at which hearing the court agreed that plaintiffs had failed to allege state action sufficient to support claims for crimes against humanity and racial discrimination; the court, however, is considering whether plaintiffs should be permitted to conduct discovery that will support additional allegations.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues are class certification and/or the addition of class members as individual defendants. Written discovery to defendants was conducted on venue-related issues. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs were requested to file a preliminary motion for class certification but have not done so to date.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses.

Other Matters

On March 1, 2006, AMVAC and AVD accepted tender of defense and indemnity from Valent U.S.A. Corporation (“Valent”) with respect to an action entitled Victoria Espinoza, et al. v. Does 1, et al., including Valent U.S.A. Corporation filed in the Los Angeles Superior Court No. BC322590 in March 2005, in which plaintiff, who worked as a temporary employee intermittently in the packaging department at one of AMVAC’s facilities between August 1994 and August 2000, seeks damages for injuries, specifically acute myelogenous leukemia, allegedly arising from exposure to chemical products at that AMVAC facility. The defense and indemnity obligations arise from a toll manufacturing and supply agreement dated in September 1991 between AMVAC and Valent’s predecessor, and an asset purchase agreement dated in June 1998 between AMVAC and Valent by which the former purchased the Dibrom product line from the latter. Plaintiffs and all remaining parties in the lawsuit (including Valent) have entered into a settlement agreement and release dated as of June 22, 2007, pursuant to which this action will be dismissed with prejudice as against such defendants. In connection with the settlement, AMVAC contributed a cash payment that is not material to its financial condition or operating results.

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties have completed class certification discovery and are in the midst of briefing the court on the subject of class certification; however, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. AMVAC plans to defend the action vigorously. In addition, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management (“ADEM”) for resolution of alleged violations of hazardous waste regulations arising from AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order has been finalized, and ADEM is evaluating AMVAC’s proposed supplemental environmental project.

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff seeks damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which sells a generic version of the insecticide phorate through the EZ Load system, is licensee under a license with the former patent holder which permits Aceto to use the EZ Load system through August 1, 2007. Aceto seeks, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. AMVAC believes that this case has no merit and plans to defend it vigorously. The parties are currently engaged in discovery relating to the requested preliminary injunction, the hearing for which is scheduled to conclude in early September 2007. It is too early in this case, however, to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

The Company may, from time to time, be involved in other legal proceedings arising in the ordinary course of its business. The results of litigation, including those described above, cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

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

AMERICAN VANGUARD CORPORATION

Dated: August 9, 2007	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 9, 2007	By:	/S/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer