Form 10-Q
period 2007-09-30
AMERICAN VANGUARD CORP
filed 2007-11-08
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Common Stock, $.10 Par Value—26,393,724 shares as of November 7, 2007.

AMERICAN VANGUARD CORPORATION

INDE X

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2007	2006	2007	2006
Net sales	$56,641	$51,244	$147,575	$138,709
Cost of sales	32,480	28,917	82,770	80,417

Gross profit	24,161	22,327	64,805	58,292
Operating expenses	14,145	14,735	41,621	39,773

Operating income	10,016	7,592	23,184	18,519
Interest expense	1,105	717	4,808	2,347
Interest income	(70)	(6)	(103)	(29)
Interest capitalized	—	(200)	(30)	(530)

Income before income taxes	8,981	7,081	18,509	16,731
Income tax expense	3,534	2,832	7,345	6,692

Net income	$5,447	$4,249	$11,164	$10,039

Earnings per common share—basic	$.21	$.16	$.42	$.39

Earnings per common share—assuming dilution	$.20	$.16	$.41	$.37

Weighted average shares outstanding—basic	26,382	26,081	26,273	25,871

Weighted average shares outstanding—assuming dilution	27,449	27,258	27,355	27,237

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$4,996	$1,844
Receivables:
Trade	60,820	75,158
Other	580	586

	61,400	75,744

Inventories	66,230	66,628
Prepaid expenses	1,620	1,354

Total current assets	134,246	145,570
Property, plant and equipment, net	33,985	36,652
Land held for development	211	211
Intangible assets	79,520	79,030
Other assets	1,376	913

	$249,338	$262,376

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$4,106
Accounts payable	15,026	15,688
Accrued program costs	32,682	17,893
Accrued expenses and other payables	5,926	5,397
Income taxes payable	2,795	3,253

Total current liabilities	60,535	46,337
Long-term debt, excluding current installments	55,181	93,761
Deferred income taxes	1,401	1,401

Total liabilities	117,117	141,499

Commitments and contingent liabilities (Notes 7, 11 and 12)

Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,620,520 shares at September 30, 2007 and 28,354,322 shares at December 31, 2006	2,863	2,835
Additional paid-in capital	36,574	34,821
Accumulated other comprehensive income	89	(148)
Retained earnings	95,440	86,114

	134,966	123,622
Less treasury stock, at cost, 2,226,796 shares at September 30, 2007 and December 31, 2006	(2,745)	(2,745)

Total stockholders’ equity	132,221	120,877

	$249,338	$262,376

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2007 and 2006

(Unaudited)

Increase (decrease) in cash	2007	2006
Cash flows from operating activities:
Net income	$11,164	$10,039
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,327	4,791
Stock-based compensation expense related to stock options and employee stock purchases	581	419
Changes in assets and liabilities associated with operations:
Decrease (increase) in receivables	14,344	(2,635)
Decrease (increase) in inventories	398	(16,191)
Increase in prepaid expenses and other assets	(849)	(756)
Decrease in accounts payable	(662)	(13,096)
Increase in other current liabilities	13,256	7,523

Net cash provided by (used in) operating activities	45,559	(9,906)

Cash flows from investing activities:
Capital expenditures	(1,887)	(5,719)
Additions to intangible assets	(3,263)	(118)
Net decrease in other non-current assets	120	5

Net cash used in investing activities	(5,030)	(5,832)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(35,500)	16,000
Principal payments on long-term debt	(3,080)	(23,080)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	1,781	24,448
Payment of cash dividends	(1,047)	(1,381)
Tax benefits from stock-based compensation	232	167

Net cash provided by (used in) financing activities	(37,614)	16,154

Net increase in cash	2,915	416
Cash at beginning of year	1,844	1,342
Effect of exchange rate changes on cash	237	44

Cash as of September 30	$4,996	$1,802

Supplemental schedule of non-cash investing and financial activities:

On September 11, 2007, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 12, 2007, to stockholders of record at the close of business on September 28, 2007. Cash dividends paid October 12, 2007 totaled approximately $791,000.

On March 13, 2007, the Board of Directors declared a cash dividend of $0.04 per share. The dividend was distributed on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. Cash dividends paid April 13, 2007 totaled $1,047,000.

On September 14, 2006, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 13, 2006, to stockholders of record at the close of business on September 29, 2006. Cash dividends paid October 13, 2006 totaled approximately $783,000.

On March 23, 2006, the Board of Directors declared a 4 for 3 stock split and a cash dividend of $0.07 per share ($0.0525 as adjusted for the 4 for 3 stock split). Both dividends were distributed on April 17, 2006 to stockholders of record at the close of business on April 3, 2006. The cash dividend was paid on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on April 3, 2006.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Property, plant and equipment at September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
Land	$2,441	$2,441
Buildings and improvements	6,791	6,699
Machinery and equipment	65,760	58,529
Office furniture, fixtures and equipment	4,950	4,853
Automotive equipment	268	209
Construction in progress	1,826	7,418

	82,036	80,149
Less accumulated depreciation	48,051	43,497

	$33,985	$36,652

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished products	$58,715	$58,060
Raw materials	7,515	8,568

	$66,230	$66,628

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net sales:
Crop	$49,774	$40,822	$125,368	$113,062
Non-crop	6,867	10,422	22,207	25,647

	$56,641	$51,244	$147,575	$138,709

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On September 11, 2007, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 12, 2007, to stockholders of record at the close of business on September 28, 2007. Cash dividends paid October 12, 2007 totaled approximately $791,000.

On March 13, 2007, the Company announced that the Board of Directors declared a cash dividend of $0.04 per share. The dividend was distributed on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. Cash dividends paid April 13, 2007 totaled $1,047,000.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Numerator:
Net income	$5,447	$4,249	$11,164	$10,039

Denominator:
Weighted averages shares outstanding	26,382	26,081	26,273	25,871
Assumed exercise of stock options	1,067	1,177	1,082	1,366

	27,449	27,258	27,355	27,237

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

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the September 30, 2007 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$5,447	$4,249	$11,164	$10,039
Foreign currency translation adjustment	104	53	237	44

Comprehensive income	$5,551	$4,302	$11,401	$10,083

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

During the nine months ended September 30, 2007, the Company granted a 10-year option to an employee to acquire 6,349 shares of common stock at an exercise price of $15.75. The option was immediately vested on the date of grant. The option was valued using the Black-Scholes option-pricing model at $6.48 per share and the company recognized a corresponding expense of $41,141 when granted. Assumptions used to value the option were: expected term of 5 years, expected volatility of 35%, expected annual dividends of 0.5%, and a risk-free interest rate of 4.65%.

There were no options granted during the three or nine months ended September 30, 2006. There were no options granted during the three months ended September 30, 2007.

During the nine months ended September 30, 2007, employees exercised options to acquire 152,906 shares of common stock. Cash received upon exercise was $711,205 or $4.65 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $1,624,000 (or $10.62 per share). During the nine months ended September 30, 2006, employees exercised options to acquire 274,504 shares of common stock. Cash received upon exercise was $930,198 or $3.39 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $4,986,000 (or $14.88 per share). The Company did not receive a tax deduction from incentive stock options exercised in the 2006 period.

There were no options terminated in the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2007, options to acquire 13,334 shares of common stock at a weighted-average exercise price of $12.94 were terminated. The shares were not vested when terminated.

As of September 30, 2007, the Company had approximately $147,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.0 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. The defendants contend there is currently no reliable evidence demonstrating that ordinary field application of DBCP leads to sterility among farm workers, especially to those not involved with its application.

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC has entered into a settlement, which was approved by the court on April 24, 2007. The Tellez trial commenced on July 19, 2007 against Dole Food and Dow Chemical, and on November 5, 2007, the jury reached the following verdict: for six (of 12) plaintiffs, the jury found that there was no basis for recovery on any of the claims; and for the other six plaintiffs, the jury awarded a total of approximately $3.3 million in compensatory damages on the claims of strict liability (as against both defendants) and fraudulent concealment (as against Dole Food alone). No decision has been reached with respect to any potential award for punitive damages. We understand that Dole intends to appeal the decision.

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 23 Nicaraguan plaintiffs, remains pending in the Los Angeles Superior Court, but has been stayed pending resolution of Tellez with the remaining defendants. On October 26, 2007, another lawsuit, entitled Hilario Valenzuela Rivera et al. v. Dole Food Company, Inc., et al., involving four Nicaraguan plaintiffs, was filed with the Los Angeles Superior Court; there has been no other activity in the matter.

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

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal, which is pending. The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. A status conference is scheduled for December 6, 2007, at which time permission to conduct initial discovery will be discussed.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as in Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses. Further, with respect to existing DBCP suits, it is not possible to make a judgment on the likelihood of there being an adverse judgment against AMVAC or whether any such judgment could have a material adverse effect on the Company’s financial condition and operating results.

Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed in principle to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration. The settlement process involves multiple steps to be taken over several months and requires both preliminary and final court approval. As currently proposed, the settlement would not have an adverse effect upon the Company’s financial condition and operating results. However, the settlement is not yet final, members of the settlement class remain free to opt out of the settlement and to preserve their individual rights, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution. On a related note, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management (“ADEM”) for resolution of alleged violations of hazardous waste regulations arising from AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order has been finalized, and ADEM is evaluating AMVAC’s proposed supplemental environmental project.

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff seeks damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which has sold a generic version of the insecticide phorate through the EZ Load system, was licensee under a license with the former patent holder which permitted Aceto to use the EZ Load system through August 1, 2007. Aceto seeks, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. AMVAC believes that this case has no merit and plans to defend it vigorously. The hearing on plaintiff’s motion for a preliminary injunction concluded on October 26, 2007, and the court has taken the matter under advisement. It is too early in this case, however, to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial condition and operating results.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

RESULTS OF OPERATIONS

Quarter Ended September 30 (columnar numbers in thousands):

	2007	2006	Change
Net sales:
Crop	$49,774	$40,822	$8,952
Non-crop	6,867	10,422	(3,555)

	$56,641	$51,244	$5,397

Gross profit:
Crop	$21,216	$17,558	$3,658
Non-crop	2,945	4,769	(1,824)

	$24,161	$22,327	$1,834

The Company reported net income of $5,447,000 or $.20 per diluted share for the third quarter ended September 30, 2007 as compared to net income of $4,249,000 or $.16 per diluted share for the same period in 2006.

Net sales for the third quarter 2007 increased by 11% to $56,641,000 from $51,244,000 in the same period of 2006. Sales of Impact, a corn herbicide, were up substantially from the comparable quarter. Counter, the Company’s global insecticide/nematicide, and Thimet, the Company’s branded phorate insecticide, both contributed significantly to the quarterly results. Sales of the Company’s cotton insecticide were also up during the quarter (however, year-to-date sales are down).

There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure below.)

Gross profits increased to $24,161,000 for the three months ended September 30, 2007 from $22,327,000 in the third quarter of 2006. Gross profit margins declined slightly to 43% in the quarter ended September 30, 2007 from 44% in the same period in 2006. The lower gross profit margin was due to the changes in the sales mix of the Company’s products.

Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, declined by $590,000 to $14,145,000 in the third quarter of 2007 from $14,735,000 in the same period of 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$3,976	$5,268	$(1,292)
General and administrative	4,445	3,049	1,396
Research, product development and regulatory	1,712	1,757	(45)
Freight, delivery and warehousing	4,012	4,661	(649)

	$14,145	$14,735	$(590)

•	Selling expenses declined by $1,292,000 to $3,976,000 in the third quarter of 2007 from $5,268,000 in the same period of 2006. A decline in programs and related costs accounted for the decline.

•

General and administrative expenses increased by $1,396,000 to $4,445,000 in the quarter ended September 30, 2007, as compared to $3,049,000 in the same period in 2006. The increase was due to an increase in the amortization of intangibles related to the Company’s recently acquired products, payroll and payroll related costs and outside professional fees.

•

Research and product development costs and regulatory registration expenses declined by $45,000 to $1,712,000 in the quarter ended September 30, 2007 from $1,757,000 in the same period of 2006. Lower costs incurred to generate scientific data related to the registration primarily accounted for the decline.

•

Freight, delivery and warehousing costs declined $649,000 to $4,012,000 for the third quarter of 2007 as compared to $4,661,000 in the same period of 2006. While the Company had an 11% increase in sales for the quarter the sales mix coupled with the Company’s ongoing effort to improve its logistic costs resulted in a decline in these expenses.

Interest costs before capitalized interest and interest income were $1,105,000 in the quarter ended September 30, 2007 as compared to $717,000 in the same period in 2006. The Company’s average overall debt for the quarter ended September 30, 2007 was $68,767,000 as compared to $41,925,000 for the same period in 2006. Higher overall debt levels coupled with higher effective interest rates accounted for the higher gross interest costs. The Company also recognized $70,000 in interest income for the quarter ended September 30, 2007 as compared to $6,000 in 2006. The Company did not capitalize any interest costs during the third quarter of 2007 as compared to $200,000 of interest costs related to construction in progress that was capitalized during the third quarter of 2006.

Income tax expense increased by $702,000 to $3,534,000 for the quarter ended September 30, 2007 as compared to $2,832,000 for the same period 2006. The Company’s effective tax rate for the quarter ended September 30, 2007 was 39.3% as compared to 40% for the same period in 2006.

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

Nine Months Ended September 30 (columnar numbers in thousands):

	2007	2006	Change
Net sales:
Crop	$125,368	$113,062	$12,306
Non-crop	22,207	25,647	(3,440)

	$147,575	$138,709	$8,866

Gross profit:
Crop	$54,677	$46,794	$7,883
Non-crop	10,128	11,498	(1,370)

	$64,805	$58,292	$6,513

The Company reported net income of $11,164,000 or $.41 per diluted share for the nine months ended September 30, 2007 as compared to net income of $10,039,000 or $.37 per diluted share for the same period in 2006.

Net sales for the first nine months of 2007 increased by 6% to $147,575,000 from $138,709,000 in the same period of 2006. There were no unusual or infrequent events or transactions outside of the ordinary course of business which materially impacted net sales. (Weather patterns can have an impact on the Company’s operations. Refer to the disclosure above.)

Gross profits increased to $64,805,000 for the nine months ended September 30, 2007 from $58,292,000 in the same period in 2006. Gross profit margins improved to 44% in the nine months ended September 30, 2007 from 42% in the same period in 2006. The higher gross profit margin was due to the changes in the sales mix of the Company’s products. As stated above, gross profit margins may not be comparable to those of other companies, since some companies include their distribution network costs in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $1,848,000 to $41,621,000 in the first nine months of 2007 from $39,773,000 in the same period of 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$13,043	$13,201	$(158)
General and administrative	12,850	9,423	3,427
Research, product development and regulatory	4,921	5,637	(716)
Freight, delivery and warehousing	10,807	11,512	(705)

	$41,621	$39,773	$1,848

•

Selling expenses declined by $158,000 to $13,043,000 in the first nine months of 2007 from $13,201,000 in the same period of 2006. A decline in programs and related costs served to more than offset increases in advertising, promotion and marketing costs as well as increases in outside professional fees and other variable selling expenses.

•

General and administrative expenses increased by $3,427,000 to $12,850,000 in the nine months ended September 30, 2007, as compared to $9,423,000 in the same period in 2006. The increase was due to an increase in amortization of intangibles related to the Company’s recently acquired products as well as increases in legal expenses, other outside professional fees and increases in payroll and payroll related costs.

•

Research and product development costs and regulatory registration expenses declined by $716,000 to $4,921,000 in the nine months ended September 30, 2007 from $5,637,000 in the same period of 2006. Lower costs incurred to generate scientific data related to the registration of the Company’s products accounted for the decline.

•

Freight, delivery and warehousing costs declined $705,000 to $10,807,000 for the nine months ended September 30, 2007 as compared to $11,512,000 in the same period of 2006. While the Company achieved a 6% increase in sales for the nine months ended September 30, 2007 over the same period in 2006, the sales mix coupled with (as mentioned above) the Company’s ongoing effort to improve its logistic costs resulted in a decline in these expenses.

Interest costs before capitalized interest and interest income were $4,808,000 in the nine months ended September 30, 2007 as compared to $2,347,000 in the same period in 2006. The Company’s average overall debt for the nine months ended September 30, 2007 was $84,108,000 as compared to $46,252,000 for the same period in 2006. Higher overall debt levels coupled with higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $30,000 of interest costs related to construction in progress during the first nine months of 2007 as compared to $530,000 in 2006. The Company also recognized $103,000 in interest income for the nine months ended September 30, 2007 as compared to $29,000 in the same period in 2006.

Income tax expense increased by $653,000 to $7,345,000 for the nine months ended September 30, 2007 as compared to $6,692,000 for the same period 2006. The Company’s effective tax rate for the nine months ended September 30, 2007 was 39.7% as compared to 40% in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended September 30, 2007 was $45,559,000. Net income of $11,164,000, non-cash depreciation and amortization of $7,327,000, a decrease in receivables of $14,344,000, a decrease in inventories of $398,000 and increases in other current liabilities of $13,256,000 and non-cash stock-based compensation expense of $581,000 provided $47,070,000 of cash for operations. Increases in prepaid expenses and other current assets of $849,000 coupled with a decrease in accounts payable of $662,000 used $1,511,000 of cash in operating activities.

The Company used $5,030,000 in investing activities during the nine months ended September 30, 2007. It invested $3,263,000 in intangible assets and $1,887,000 in capital expenditures while other non-current assets increased by $120,000.

The Company used $37,614,000 in financing activities during the first nine months ended September 30, 2007. The Company repaid $35,500,000 under its fully-secured revolving line of credit and made payments on its other long-term debt of $3,080,000 and paid cash dividends of $1,047,000. The Company received $1,781,000 from the exercise of stock options and the sale of common stock under its ESPP and received $232,000 from tax benefits from stock-based compensation.

The Company had $75,000,000 of availability under its $75,000,000 revolving line of credit (subject to meeting certain financial covenants) as of September 30, 2007. Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average year to date exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of September 30, 2007, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2007, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC has entered into a settlement, which was approved by the court on April 24, 2007. The Tellez trial commenced on July 19, 2007 against Dole Food and Dow Chemical, and on November 5, 2007, the jury reached the following verdict: for six (of 12) plaintiffs, the jury found that there was no basis for recovery on any of the claims; and for the other six plaintiffs, the jury awarded a total of approximately $3.3 million in compensatory damages on the claims of strict liability (as against both defendants) and fraudulent concealment (as against Dole Food alone). No decision has been reached with respect to any potential award for punitive damages. We understand that Dole intends to appeal the decision.

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 23 Nicaraguan plaintiffs, remains pending in the Los Angeles Superior Court, but has been stayed pending resolution of Tellez with the remaining defendants. On October 26, 2007, another lawsuit, entitled Hilario Valenzuela Rivera et al. v. Dole Food Company, Inc., et al., involving four Nicaraguan plaintiffs, was filed with the Los Angeles Superior Court; there has been no other activity in the matter.

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

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal, which is pending. The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. A status conference is scheduled for December 6, 2007, at which time permission to conduct initial discovery will be discussed.

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

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as in Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses. Further, with respect to existing DBCP suits, it is not possible to make a judgment on the likelihood of there being an adverse judgment against AMVAC or whether any such judgment could have a material adverse effect on the Company’s financial condition and operating results.

Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed in principle to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration. The settlement process involves multiple steps to be taken over several months and requires both preliminary and final court approval. As currently proposed, the settlement would not have an adverse effect upon the Company’s financial condition and operating results. However, the settlement is not yet final, members of the settlement class remain free to opt out of the settlement and to preserve their individual rights, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution. On a related note, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management (“ADEM”) for resolution of alleged violations of hazardous waste regulations arising from AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order has been finalized, and ADEM is evaluating AMVAC’s proposed supplemental environmental project.

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff seeks damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which has sold a generic version of the insecticide phorate through the EZ Load system, was licensee under a license with the former patent holder which permitted Aceto to use the EZ Load system through August 1, 2007. Aceto seeks, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. AMVAC believes that this case has no merit and plans to defend it vigorously. The hearing on plaintiff’s motion for a preliminary injunction concluded on October 26, 2007, and the court has taken the matter under advisement. It is too early in this case, however, to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial condition and operating results.

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

AMERICAN VANGUARD CORPORATION

Dated: November 8, 2007	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 8, 2007	By:	/S/ JAMES A. BARRY
James A. Barry Senior Vice President, Chief Financial Officer, Secretary/Treasurer