Form 10-K
period 2007-12-31
AMERICAN VANGUARD CORP
filed 2008-03-17
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $152.1 million. This figure is estimated as of June 29, 2007 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $14.32 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2007, was 26,345,638. The number of shares of $.10 par value Common Stock outstanding as of March 6, 2008 was 26,424,033.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2007

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

American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd. (“Chemical UK”), Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”), AMVAC Switzerland GmbH, AMVAC do Brasil Representácoes Ltda (Refer to Export Operations), and Environmental Mediation, Inc.

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

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS”) substantially all of the assets relating to the business conducted at BCS’s facility located in Marsing, Idaho (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets included real property, buildings, formulating and packaging lines, raw material storage, warehousing, container recertification, a quality control laboratory, inventory and offices associated with the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. In connection with the acquisition, AMVAC and BCS have agreed to enter into a master processor agreement under which AMVAC will continue to provide certain tolling services to BCS over the next four years.

On December 28, 2007, AMVAC, pursuant to the provisions of that certain definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and BASF, through which AMVAC purchased the global Terbufos product line from BASF (as reported in greater detail in the Company’s Form 8-K filed as of November 29, 2006) purchased certain manufacturing assets relating to the production of Terbufos and Phorate and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF will continue to supply various shared services to AMVAC from the Hannibal Site. The Company anticipates growing sales of Phorate (acquired in 2005) and Counter in the coming years, and acquiring assets associated with those prior product acquisitions ensures the continuing supply of these high-quality insecticide products for use in a wide variety of agricultural applications. This acquisition ensures the continuing supply of these high-quality insecticide products for use in a wide variety of agricultural applications and significantly increases the Company’s organophosphate manufacturing capacity.

On December 17, 2007, AMVAC acquired the pentachloronitrobenzine fungicide product line from the Crop Protection division of Chemtura Corporation. Included in the purchase were the brands Turfcide® and Terraclor®, highly effective fungicides that control a wide range of diseases in turf and ornamental applications and certain agricultural crops, and are a component of seed treatment dressings. These products are registered in the United States, Canada, Mexico, Brazil, Australia, Turkey, South Africa and a number of other countries.

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

In December 2005, AMVAC acquired the cereal herbicide product line, Difenzoquat from BASF. The product line consists of the active ingredient Difenzoquat, the trademark Avenge™, the manufacturing and formulation know-how, and registration rights and intellectual property rights in the United States and Canada. Avenge is a post-emergent herbicide primarily used to control wild oats in barley and wheat. Avenge has a unique mode of action: it can be tank mixed with many popular broad leaf herbicides to provide broadleaf weed control as well as for effectively managing herbicide resistance problems in wild oats.

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

In December 2004, AMVAC entered into an agreement with Bayer CropScience LP, an affiliate of Bayer AG, to market, sell and distribute Bolster 15G, a soybean pesticide used to control nematodes, through

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

AMVAC’s SmartBox system in key Midwest soybean growing states beginning in the 2005 season. Additionally, in December 2004, AMVAC licensed the trade name Nuvan® to Syngenta India Limited, a business unit of Syngenta Crop Protection AG. The agreement provides a two-year license to Syngenta India to sell products under the Nuvan name in the animal and public health market, as well as the crop protection market in India. AMVAC continues to sell products under the Nuvan name in the animal and public health market in over 30 other countries.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Customers

UAP Distribution, Inc. (formerly United Agri Products), Windfield Solution LLC (formerly Agriliance) and Tenkoz accounted for 18%, 12% and 11%, respectively of the Company’s sales in 2007. United Agri Products, Agriliance and Helena Chemical Company accounted for 18%, 15% and 11%, respectively of the Company’s sales in 2006. United Agri Products, Agriliance and Helena Chemical Company accounted for 15%, 13% and 11%, respectively of the Company’s sales in 2005.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on efficacy, price, safety and ease of application.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the Environmental Protection Agency (“EPA”) as well as under similar state laws. Substantially all of AMVAC’s products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This licensing by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $2,013,000, $2,884,000 and $2,853,000 during 2007, 2006 and 2005 respectively, related to gathering this information. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an as incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Environmental

During 2007, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2007 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in 2008 or 2009. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. It is uncertain whether the cost associated with the potential remediation activities will have a material impact on the Company’s financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Employees

As of March 6, 2008, the Company employed approximately 309 employees. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in Basel, Switzerland in January 2006. The office operates under the name AMVAC Switzerland GmbH. The Company formed the new subsidiary to expand its resources dedicated to non-U.S. opportunities, primarily in the European Union (“EU”).

The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in August 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, to the southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2007, 2006 and 2005.

The Company also formed a Brazilian entity operating under the name “AMVAC do Brasil Representácoes Ltda”—it functions primarily to import technical grade agricultural chemicals and to sell them to local formulators and distributors.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2007	2006	2005
Export Sales	$32,932,000	$17,246,000	$13,856,000
Percentage of Net Sales	15.2%	8.9%	7.3%

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

2110 DAVIE CORPORATION

DAVIE currently owns real estate for corporate use only. See also PART I, Item 2 of this Annual Report.

ENVIRONMENTAL MEDIATION, INC.

EMI is an environmental consulting firm.

* * *

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the Securities and Exchange Commission (“SEC”) website, www.sec.gov. Also available free of charge on the Company’s website are our Audit Committee, Compensation Committee Finance and Nominating and Corporate Governance Committee Charters, our Corporate Governance Guidelines, our Code of Conduct and Ethics, our Employee Complaint Procedures for Accounting and Auditing Matters and our policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the EPA registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased the Company’s operating expenses in such areas as testing and the production of new products. The Company expects such increases to continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. Responding to such requirements may cause delays in the sales of our products which delays would adversely affect our profitability. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the U.S. EPA, there can be no assurance the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company currently operates three manufacturing facilities—in Los Angeles, California; Axis, Alabama; and Marsing, Idaho—and owns and has manufacturing services provided in a fourth facility in Hannibal, Missouri (the “Facilities”). The Facilities operate under the terms and conditions imposed by required licenses and permits by state and local authorities. The manufacturing of key ingredients for the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit or a significant increase in the fees for such licenses or permits could impede the Company’s access to key ingredients and increase the cost of production, which, in turn, would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

The Company may be subject to environmental liabilities.

The Company, its facilities and its products are subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have a significant impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment.

The Company’s use of hazardous materials exposes it to potential liabilities.

The Company’s development and manufacturing of chemical products involve the controlled use of hazardous materials. While the Company continually adapts its manufacturing process to the environmental

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company is currently, and may from time to time, be involved in legal and regulatory proceedings. The results of litigation and such proceedings cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. There can be no assurance that the Company will be successful in these proceedings. While the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk, an adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

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

As of March 6, 2008, Herbert A. Kraft and Glenn A. Wintemute, the Company’s Co-Chairmen of the Board of Directors, beneficially owned approximately 13% and 6%, respectively, of the Company’s common stock.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In 2007, three customers accounted for 41% of the company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from counterparties that may have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact results of operations, impair the ability to raise capital or otherwise adversely affect the ability to grow the business.

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

* * *

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company’s corporate headquarters (and Environmental Mediation, Inc.) are located in Newport Beach, California. This facility is leased. See PART IV, Item 15 of this report for further information.

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

On December 28, 2007, AMVAC, pursuant to the provisions of that certain definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and BASF, through which AMVAC purchased the global Terbufos product line from BASF (as reported in greater detail in the Company’s Form 8-K filed as of November 29, 2006) AMVAC purchased certain manufacturing assets relating to the production of Terbufos and Phorate and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF will continue to supply various shared services to AMVAC from the Hannibal Site.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP a facility (the “Marsing Facility”) located in Marsing, Idaho which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and 2 of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

the agricultural chemical field. With this acquisition, AMVAC has acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS have agreed to enter into a master processor agreement under which AMVAC will provide certain tolling services to BCS on an ongoing basis through 2012.

The production areas of AMVAC’s facilities are designed to run on a continuous twenty-four hour per day basis. AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC’s foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in PART IV, Item 15 of this Annual Report.

AMVAC owns approximately 42 acres of unimproved land in Texas for possible future expansion.

GemChem’s, Chemical UK’s, Quimica AMVAC’s and AMVAC Switzerland GmgH’s facilities consist of administration and sales offices which are leased.

ITEM 3	LEGAL PROCEEDINGS

I. DBCP Litigation

AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination (of water supplies) or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). A summary of these actions follows:

A. Hawaii Matters

Board of Water Supply v. Shell Oil Co. et al.

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with DBCP in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). The settlement agreement obligates the defendants to pay for the installation of filtration devices on other wells that become contaminated later and for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. In connection with the settlement, in October 2005, AMVAC paid for a share of a permanent filtration system in the amount of $222,198. In June 2007, AMVAC paid $23,654 for its share of operations and maintenance expenses for 2005 and 2006.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. The suits were removed to federal court and for the last several years, the focus of the case has been on procedural issues, including the dismissal of the case based on the doctrine of forum non conveniens. This doctrine would require the plaintiffs to pursue their claims in their native countries. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court and remanded the case to state court. Starting in early 2004, there had been no activity in the case for about two years. However, a status conference was held on June 1, 2006 at the request of the plaintiffs’ attorneys, who expressed a desire to pursue the class action aspect or add other individuals. Plaintiffs’ counsel now claims that his class members will include workers from mainland U.S. and other countries. On September 12, 2006, the court ordered the transfer of venue from Maui County to Oahu. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs were requested to file a preliminary motion for class certification but have not done so to date. All parties expect that the case will not be certified as a class action as a matter of law, but the plaintiffs’ attorney then wants to add several thousand other individuals as plaintiffs here or in some other action. No discovery has taken place on the individual claims of the plaintiffs. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP, what are the actual injuries, or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously. However, it is too early to provide an assessment as to the probability of an unfavorable outcome in these matters.

Further, the plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries in 1998, based on the prior order of forum non conveniens, alleging damages in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits.

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co., Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While no discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

B. Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000). No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome in this case.

C. Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading.

As in many of the other banana workers cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

D. Nicaragua Matters

Tellez et al v. Dole Food Company, Inc. et al

On March 26, 2004, 25 plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana plantations in their home country. The named defendants are Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, and AMVAC Chemical Corporation. American Vanguard was not named as a defendant. Punitive damages were also sought against all defendants.

The plaintiffs, all field workers, claim personal injuries for complete sterility (azoospermia) or in one case, severely reduced sperm count. They claim exposure from working on banana plantations in Nicaragua from dermal contact with DBCP and inhalation of vapors. The plaintiffs also claimed exposure to DBCP in groundwater that they ingested, but testing of wells in October 2005 did not reveal the presence of any DBCP contamination and this claim of exposure through groundwater was dropped.

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

In March 2007, AMVAC settled with the 13 plaintiffs for a total of $300,000 without any admission of liability. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants in July 2007 for 12 plaintiffs as one was transferred to the Mejia case. On November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. Motions for new trial are pending. On March 7, 2008, the trial court in Tellez granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages ($2.5 million) against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. As this case impacts the other DBCP suits, the Company is monitoring these developments.

This case, like the other pending banana workers suits, demonstrates the difficult issues of law and fact to all parties and the potential of large verdicts, at least in cases involving claims of complete sterility (azoospermia) that defendants cannot explain. In all of these banana worker cases, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. If plaintiffs continue to be successful, it is likely that other banana workers from Nicaragua will file suit in California.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Rodolfo Mejia et al v. Dole Food Company, Inc. et al

On September 20, 2005, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of 16 Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the 16 plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1970 to 1984, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management and trial as in the Tellez matter. These plaintiffs allege that they were all applicators of the product at the banana farms. The plaintiffs also allege exposure to DBCP from contaminated groundwater.

Plaintiffs served a First Amended Complaint naming 21 workers as plaintiffs, including five plaintiffs who were transferred from the Tellez action. A second amended complaint was filed on January 22, 2008, that added the plaintiffs who had just filed suit in the Rivera case listed below, making a total of 26.

This case has been set for trial for February 2, 2009. The court has advised that after it is determined who will be able to obtain visas, discovery will be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery has not yet begun in this case as the final selection of the plaintiffs has not yet been made. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases.

Rivera et al v. Dole Food Company, Inc. et al

On October 26, 2007, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of four Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the four plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1975 to 1990, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management and trial as in the Tellez and the Mejia matters.

The complaint was amended on November 30, 2007 to include a total of six plaintiffs. AMVAC answered this first amended complaint on January 10, 2008. As explained above, these six workers were then added to the Mejia suit on January 22, 2008, so presently they have two actions. These six will be dismissed from the Rivera complaint and others from the Mejia action or others selected by the plaintiffs’ attorneys will be added to this case.

At the present, it is unknown who will be named as plaintiffs in this case.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

On January 25, 2006, AMVAC was served with the Flavio Apolinar Castillo and Luis Cristobal Martinez Suazo suits listed above. In March 2006, counsel in Nicaragua filed objections to jurisdiction over Amvac in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007 by denying each objection to jurisdiction. Appeals are pending at the appellate level in Nicaragua.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only the two Castillo and Suazo cases have been served on Amvac. Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages. It is anticipated that the plaintiffs’ attorneys will continue to file additional actions on a monthly basis in Nicaragua.

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

E. Ivory Coast Cases

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. AMVAC did not sell any DBCP into the Ivory Coast at any time and intends to defend these cases vigorously. Discovery has not yet begun in these cases, and it is too early to provide any evaluation as to the probability of an unfavorable outcome.

On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court remanded all of those cases on its own motion back to state court. These state cases were reassigned to the same complex case management judge as in the Tellez and Mejia suits in May 2007. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for April 14, 2008.

On December 7, 2006 Amvac answered the Alien Tort Claims Act case in federal court. A defense motion for judgment on the pleadings in the case was granted on March 26, 2007, whereby the court dismissed the genocide and unlawful distribution of pesticide claims with prejudice, and dismissed the remaining claims with leave to amend. The plaintiffs filed an amended complaint in April 2007 regarding only the claims for relief for crimes against humanity and racial discrimination and omitting the claims that the court had dismissed. Defendants jointly filed a motion to dismiss that was heard on May 21, 2007 and was granted after being taken under submission. The plaintiffs have appealed to the Ninth Circuit Court of Appeal and this appeal is pending.

F. Other DBCP Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 on behalf of several thousand banana workers in other countries, including Costa Rica, Panama, and Honduras. AMVAC has not been named in these suits.

II. Other Litigation Matters

A. McLendon v. Philip Service Corporation

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

Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed in principle to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration. The settlement process involves multiple steps to be taken over several months and requires

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

both preliminary and final court approval. As currently proposed, the settlement would not have an adverse effect upon the Company’s financial performance. However, the settlement is not yet final, members of the settlement class remain free to opt out of the settlement and to preserve their individual rights, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution. On a related note, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management (“ADEM”) for resolution of alleged violations of hazardous waste regulations arising from AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order has been finalized, and ADEM has approved AMVAC’s proposed supplemental environmental project.

B. Aceto Agricultural Chemicals Corporation v. AMVAC

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff seeks damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which has sold a generic version of the insecticide phorate through the EZ Load system, was licensee under a license with the former patent holder which permitted Aceto to use the EZ Load system through August 1, 2007. Aceto seeks, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. AMVAC believes that this case has no merit and plans to defend it vigorously. The hearing on plaintiff’s motion for a preliminary injunction concluded on October 26, 2007, and, on December 17, 2007, the court entered an order under which is denied plaintiff’s motion for preliminary injunction, finding that Aceto had not met its burden of establishing a likelihood of success on the merits of any claim. Plaintiff has filed a notice of appeal of the court’s order. It is too early in this case, however, to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

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

No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

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

	High	Low
Calendar 2007
First Quarter	$20.00	$13.88
Second Quarter	17.09	12.77
Third Quarter	20.25	11.51
Fourth Quarter	20.30	13.37
Calendar 2006
First Quarter	$22.91	$16.50
Second Quarter	27.75	14.09
Third Quarter	16.91	12.91
Fourth Quarter	18.25	13.45

As of March 6, 2008 the number of stockholders of the Company’s Common Stock was approximately 4,200, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company has issued a cash dividend in each of the last twelve years dating back to 1996.

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the S&P 500 Stock Index, and a peer group (Chemical—Specialty Industry). The graph assumes that the beginning values of the investments in the Company, the S&P 500 Stock Index, and the peer group of companies each was $100. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for weighted average number of shares and per share data)

	2007	2006	2005	2004	2003
Net sales	$216,662	$193,771	$189,796	$150,855	$124,863

Gross profit	$95,730	$82,358	$85,679	$72,258	$58,874

Operating income	$36,013	$29,216	$32,267	$24,958	$16,542

Income before income tax expense	$30,526	$26,522	$30,939	$23,733	$16,182

Net income	$18,728	$15,448	$19,002	$14,477	$10,263

Earnings per common share(1)	$0.71	$0.60	$0.78	$0.60	$0.44

Earnings per common share—assuming dilution(1)	$0.68	$0.57	$0.74	$0.57	$0.42

Total assets	$248,581	$262,376	$183,227	$122,346	$106,734

Working capital	$75,144	$99,233	$41,668	$36,275	$31,624

Long-term debt and capital lease obligations, less current portion	$56,155	$93,761	$34,367	$19,474	$22,142

Stockholders’ equity	$139,739	$120,877	$82,448	$63,972	$50,334

Weighted average shares outstanding—basic(1)	26,307,019	25,933,650	24,344,179	23,951,195	23,496,808

Weighted average shares outstanding—assuming dilution(1)	27,436,105	27,186,369	25,758,740	25,556,600	24,358,008

Dividends per share of common stock(1)	$0.070	$0.083	$0.064	$0.049	$0.035

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2007 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2007. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations (in Thousands)

2007 Compared with 2006:

	2007	2006	Change
Net sales:
Crop	$185,886	$162,447	$23,439
Non-crop	30,776	31,324	(548)

	$216,662	$193,771	$22,891

Gross profit:
Crop	$81,502	$68,629	$12,873
Non-crop	14,228	13,729	499

	$95,730	$82,358	$13,372

The Company reported net income of $18,728 or $ .68 per diluted share in 2007 as compared to net income of $15,448 or $ .57 per diluted share in 2006. (Net income per share data has been restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Net sales in 2007 increased by 12% to $216,662 from $193,771 in 2006. The Company’s herbicide Impact® grew substantially in 2007. Counter® and Aztec®, the Company’s primary owned and licensed corn soil insecticides, both contributed significantly to the results in 2007. There were no unusual or infrequent events or transactions outside of the ordinary course of business, which materially impacted net sales.

Gross profits increased $13,372 to $95,730 in 2007 from $82,358 in 2006. Gross profit margins increased to 44% in 2007 from 43% in 2006. The improved gross profit in gross profit margin was due to the changes in the sales mix of the Company’s products. Gross profit margins may not be comparable to those of other companies, since some companies include their distribution network in cost of goods sold and the Company, as well as others, include distribution costs in operating expenses (or other line items other than cost of goods sold).

Operating expenses, which are net of other income and expenses, increased by $6,575 to $59,717 in 2007 from $53,142 in 2006. Operating expenses as a percentage of sales were 28% in 2007 as compared to 27% in 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$19,487	$17,231	$2,256
General and administrative	16,020	11,729	4,291
Research, product development and regulatory	6,947	8,243	(1,296)
Freight, delivery and warehousing	17,263	15,939	1,324

	$59,717	$53,142	$6,575

•

Selling expenses increased by $2,256 to $19,487 in 2007 from $17,231 in 2006. Increases in programs and related costs , advertising, promotion and marketing costs as well as increases in outside professional fees and other variable selling expenses related to both increased sales levels and product mix of sales accounted for the overall increase.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•

General and administrative expenses increased by $4,291 to $16,020 in 2007 as compared to $11,729 in 2006. The increase was due to an increase in amortization of intangibles related to the Company’s recently acquired products as well as increase in legal expenses, other outside professional fees and increases in payroll and payroll related costs.

•

Research and product development costs and regulatory registration expenses declined by $1,296 to $6,947 in 2007 from $8,243 in 2006. Lower costs incurred to generate scientific data related to the registration of the Company’s products accounted for the decline.

•	Freight, delivery and warehousing costs increased $1,324 to $17,263 in 2007 as compared to $15,939 in 2006 due to the increased sales levels.

Interest costs before capitalized interest and interest income were $5,731 in 2007 as compared to $3,382 in 2006. The Company’s average overall debt in 2007 was $77,776 as compared to $55,520 in 2006. Higher overall debt levels coupled with higher effective interest rates accounted for the higher gross interest costs. The Company capitalized $30 of interest costs related to construction in progress in 2007 as compared to $658 in 2006. The Company recognized $214 in interest income in 2007 as compared to $30 in 2006.

Income tax expense increased by $724 to $11,798 in 2007 as compared to $11,074 in 2006. The Company’s effective tax rate was 38.7% in 2007 as compared to 41.8% in 2006. (See note 3 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2007, weather patterns did not have a material adverse effect on the Company’s results of operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$58,261	$4,106	$12,212	$17,943	$24,000
Note payable product acquisitions	2,000	—	2,000	—	—
Accrued royalty obligations	368	368	—	—	—
Employment agreement(s)	3,689	527	1,054	1,054	1,054
Operating leases	967	326	361	40	240

	$65,285	$5,327	$15,627	$19,037	$25,294

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

There were no off-balance sheet arrangements as of December 31, 2007.

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

Operating expenses, which are net of other income and expenses, decreased by $270 to $53,142 in 2006 from $53,412 in 2005. Operating expenses as a percentage of sales were 27% in 2006 as compared to 28% in 2005. The changes in operating expenses by specific departmental costs are as follows:

	2006	2005	Change
Selling	$17,231	$20,140	$(2,909)
General and administrative	11,729	14,382	(2,653)
Research, product development and regulatory	8,243	7,175	1,068
Freight, delivery and warehousing	15,939	11,715	4,224

	$53,142	$53,412	$(270)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•	Selling expenses decreased by $2,909 to $17,231 in 2006 from $20,140 in 2005 due primarily to lower sales program costs and royalties offset by additional sales compensation and advertising costs.

•	General and administrative expenses decreased by $2,653 to $11,729 in 2006 as compared to $14,382 in 2005 due primarily to lower bonus accruals and legal fees.

•

Research and product development costs and regulatory registration expenses increased by $1,068 to $8,243 in 2006 from $7,175 in 2005 due primarily to U.K. product registration activities and other product development related costs.

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

Liquidity and Capital Resources

Cash provided by operating activities in 2007 was $55,507. Net income of $18,728, non-cash depreciation and amortization of $10,088, a decrease in receivables of $19,174, a decrease in inventories of $3,173 and increases in other current liabilities of $5,851, deferred income taxes of $990 and non-cash stock-based compensation expense of $791 provided $58,795 of cash for operations. Increases in prepaid expenses and other current assets of $1,396 coupled with a decrease in accounts payable of $1,892 used $3,288 of cash in operating activities.

The Company used $13,887 in investing activities during 2007. It invested $8,038 in intangible assets and $5,849 in capital expenditures.

The Company used $40,475 in financing activities during 2007. The Company repaid $35,500 under its fully-secured revolving line of credit and made payments on its other long-term debt of $4,106 and paid cash dividends of $1,838. The Company received proceeds of $969 from the exercise of stock options and the sale of common stock under its ESPP.

The Company had $75,000 of availability under its $75,000 revolving line of credit (subject to meeting certain financial covenants) as of December 31, 2007. Management continues to believe, to continue to improve its working capital position and maintain flexibility in financing interim needs, it is prudent to explore all available sources of financing.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Recently Issued Accounting Guidance

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt FAS141(R) in calendar year 2009.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The standard did not have an impact on the consolidated financial statements.

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

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years. However, management has witnessed a trend of rising costs with respect to raw materials sourced in other countries. Whether this trend arises from inflation or other factors is uncertain.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by two term loans and a revolving line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. At December 31, 2007, the Company’s outstanding indebtedness was $60,261. A 1% change in the reference rate during 2007 would have increased or decreased the Company’s interest expense, based on the weighted outstanding balance, by approximately $778. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2007, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are listed at PART IV, Item 15, Exhibits, Financial Statement Schedules.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 for American Vanguard Corporation and its subsidiaries (“the Company”). The Company’s internal control system over financial reporting is designed to provide reasonable assurance to management and the Board of Directors as to the fair, reliable and timely preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America filed with the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2007, the Company’s internal control over financial reporting is effective.

BDO Seidman, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the American Vanguard’s internal control over financial reporting as of December 31, 2007. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

Los Angeles, California

March 17, 2008

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft(4)	84	Co-Chairman
Glenn A. Wintemute(4)	82	Co-Chairman
Eric G. Wintemute	52	Director, President and Chief Executive Officer
Lawrence S. Clark(1)(2)	49	Director
John B. Miles(2)(3)	64	Director
Carl R. Soderlind(1)(2)(3)	74	Director
Irving J. Thau(1)(3)(4)	68	Director
James A. Barry	57	Senior Vice President, Chief Financial Officer & Treasurer/Asst. Secretary
Glen Johnson	53	Senior Vice President of AMVAC Chemical Corporation(5)
Christopher K. Hildreth	56	Senior Vice President of AMVAC
Robert F. Gilbane	57	President of GemChem, Inc.(6)

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Member of the Finance Committee.

(5)	AMVAC Chemical Corporation (“AMVAC”) is a wholly-owned subsidiary of American Vanguard Corporation

(6)	GemChem, Inc. (“GemChem”) is a wholly-owned subsidiary of American Vanguard Corporation

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

John B. Miles has served as a director since March 1999. Mr. Miles was a Partner with the law firm McDermott Will & Emery and held the position of Partner from 1987 to 2007. He currently serves as counsel to that firm. Prior to 1987, Mr. Miles was a partner with Kadison Pfaelzer Woodward Quinn & Rossi. Mr. Miles has previously served on boards of directors for public and private corporations.

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

James A. Barry has served as Senior Vice President since 1998. He has served as Treasurer since 1994 and as Chief Financial Officer of the Company and all operating subsidiaries since 1987. He presently also serves as Assistant Secretary and served as Secretary from 1998 to 2007. He also served as Vice President from 1990 through 1997 and as Assistant Secretary from 1990 to 1997. From 1990 to 1993, he also served as Assistant Treasurer. Mr. Barry also served as a director of the Company from 1994 through June 2004.

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

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2007 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

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

Compensation Discussion and Analysis

Compensation Objectives

The Company’s compensation program has several objectives. First, we believe that our compensation should attract and retain top-quality executives. Many of our executives have transferred to the Company from our competitors, which are typically much larger organizations. In addition, we realize that our key executives could find work in the industry very easily. We must, therefore, be mindful that we do not fall below the standard observed by other public companies of a similar size in paying executives. In February 2006, the Compensation Committee commissioned its compensation consultant, ECG Advisors, to review compensation of the top 10 most highly paid executives at the Company, including benchmarking against public companies having annual revenues of between $225 million and $400 million. According to that study, the Company’s executive salaries were between 4 percent above and 5 percent below the 50th percentile, executive bonuses were approximately 5 percent above the 50th percentile for target bonuses, and option values were 1 percent above the market.

Second, we believe in paying for performance. Performance, however, is not limited to company-wide objectives or personal goals. In fact, we hold our executives as a group accountable for both company-wide performance (typically in terms of net sales and net earnings) and individual performance, which varies by position. In 2007 we revisited the issue of individual performance standards and established revised annual

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

standards for all managers within the Company. We are mindful of the fact that an executive may have an off-year, while the Company has an excellent year, and vice versa. We take these factors into account in determining compensation, particularly incentive-based compensation.

Third, we believe that compensation decisions should be made with the benefit of as much current information as possible. Compensation decisions that are rigorously tied to formulas can fail to take into account unforeseen matters beyond an employee’s control, may lead to undesirable results, and can fail to reward positive conduct. Indeed, it is very difficult to catalog in advance all of the factors that should be taken into account in making compensation decisions. While we do set company-wide goals and individual performance goals for our executives, when applying those criteria, we do take into account real market conditions, compensation trends, peer practices, and other factors in making compensation decisions. Thus, for example, if the entire industry is down due to unusual weather conditions, and our company has performed well compared to our peers, we will take that into account in setting compensation.

Fourth, we compensate, in part, so that our executives have a long-term interest in the Company’s success. This is especially so in the case of equity awards. Through granting options with a 7 to 10 year term, for example, we give the optionee motivation to plan for the long-term, rather than to seek solely to maximize short-term returns at the expense of long-term returns. Equity awards also serve to align our executives’ interests with those of our shareholders.

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

Base salary—base salary provides the executive with a reasonable standard of living and permits the Company to put certain other elements of compensation at risk. Further, it would be virtually impossible to attract or retain qualified executives without this element of compensation. It forms the bulk of the executive’s compensation. This is the portion of compensation that does not vary with annual changes in company-wide performance or stock market fluctuations. The executive can count on his or her salary and can plan around it. In 2007, base salary accounted for more than half of total compensation among named executive officers.

Benefits—because health and dental insurance subsidies are also universally paid to executives in virtually all industries, including our industry, the Company must provide these subsidies in order to remain competitive. In addition, these subsidies are a good investment by the employer, as they serve to help keep the executives healthy or, when injury or sickness strikes, to bring them back to productive service. These coverages also help the executive to limit family medical expenses that, if not otherwise insured, might cause the executive severe financial hardship. Life insurance subsidies serve as a mechanism by which the Company can give something of value back to the executive’s family or other beneficiaries in the case of death. We believe that when our executives join the Company, they are not alone in making a commitment to us; their families are making a commitment as well. Finally, the automobile allowance serves to help the executive to offset the increasingly high cost of operating a motor vehicle. It is also a common perquisite, which the Company offers in order to remain competitive. The size of the allowance is consistent with ensuring that the executive will have reliable transportation to and from work.

Voluntary benefits—our 401K plan is a tool that serves to encourage the executive to plan for retirement now. The Company matching contribution (dollar for dollar up to five percent (5%) of base salary) has a strong

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

effect both in recruitment and retention. Similarly, the American Vanguard Corporation Stock Purchase Plan serves as a means for retaining executives. It gives our executives (and other employees) the opportunity to acquire equity at a discount, which right is not available to outsiders. It also provides a means for acquiring stock at a discounted price through relatively minimal payroll deductions over a period of time. Further, the ESPP is a mechanism by which the executive can put some “skin in the game” by investing in the Company. Equity ownership helps to align the executive’s interests with that of our shareholders and serves to foster a long-term perspective in the executive. In addition, equity can serve as a surrogate for a pension plan with executives. Equity awards and voluntary participation in the 401K plan are the only two forms of long-term compensation offered to executives by the Company.

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

The Compensation Committee, working with its compensation consultant, regularly visits the question of whether, when and how to award equity. In making its recommendation, the Committee considers the length of time since the last equity award, the total shareholder return over the past several years, the impact upon earnings, the consequent dilution to shareholders, and other criteria relating to long term performance of the company. The Committee’s recommendations are also guided by the research of its compensation consultant, including benchmarking of similarly situated companies as to the prevalence of equity awards and total compensation among senior executives. In addition, the Committee maintains a relatively continuous discourse with the Chief Executive Officer on both the performance and the expectations of senior management. Through this process, the Committee selects grant dates and recommends awards that are perceived to be of value, that are consistent with those made by our peers, that have a reasonable financial impact on the Company, that are not unreasonably dilutive, and that are warranted by the Company’s and executives’ performance. The Committee is mindful of avoiding grants while in possession of material non-public information and, with respect to option grants in particular, pursuant to the Company’s 1994 Stock Incentive Plan, sets the strike price of the grant to be the closing price of the Company’s common stock as of the date of the award.

The Company is currently reviewing potential equity ownership guidelines for all of its executives.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Compensation Policies and Benchmarking

The Compensation Committee retains considerable discretion to structure and adjust compensation with respect to both individuals and executives as a group. We do not follow a formulaic approach toward setting compensation. While formulaic approaches do tend to lead to greater certainty in results, they can also have unintended consequences. It is very difficult to capture in a formula all of the factors that should be taken into account when setting or adjusting compensation. We believe that, in making compensation decisions, it is important to consider not only corporate performance, but also individual performance and further, that corporate performance should be considered in the context of the industry. Thus, for example, if company performance was behind plan in a down market, but the executive team performed well, rather than make no incentive awards, the Compensation Committee might adjust the incentive pool downward and make reduced awards to executives. Conversely, if company performance was ahead of plan in a solid market, but certain executives were not contributing, then the Committee might reduce awards to those certain individuals. The Compensation Committee has used discretion to make lower bonus awards to executives who have, in that committee’s estimation, underperformed, and has made higher bonus awards to executives who have exceeded individual performance expectations.

The Chief Executive Officer defines performance goals for his direct reports (which include all of the other named executive officers) and, working with the board and the management team, defines financial performance goals for the Company. These goals serve as the foundation upon which the Compensation Committee can build a compensation scheme in keeping with other information, including studies performed by the Committee’s compensation consultant as well as its own research and experience. Throughout the year, the Committee maintains an open dialogue with the CEO with respect to compensation philosophy, changing business conditions, and executive performance. Further, annually, the CEO provides the Committee with recommendations for defining the incentive pool and allocating that pool among employees generally. The CEO serves as a source of information for the Committee, and, in making its own decisions, the Committee does give consideration to the CEO’s recommendations. However, the Committee makes independent decisions with respect to compensation and freely draws upon all sources that it deems necessary for guidance in making those decisions.

With respect to evaluating the corporation’s performance, the Company considers several factors. First, we consider top and bottom line performance, specifically in terms of net sales and earnings per share. Specifically, we observe whether we have grown net sales and net earnings with respect to the prior year, the past several years, and the budget contained within the Company’s financial plan. Second, we look at the relative performance of each of our product lines and compare that performance to each product line budget. Third, we consider the relative performance of our company, particularly net sales and net earnings, with that of our peer companies. Fourth, we analyze whether we have met our strategic goals.

With respect to individual performance, without discussing more specific factors that are competition sensitive, we consider the following general factors in making compensation decisions. We believe that the factors listed below as well as undisclosed, competition-sensitive factors are reasonable and attainable by our executives.

President and Chief Executive Officer

•	Achieving financial results that equal or exceed the Company’s financial plan.

•	Attracting and maintaining excellent relationships with desirable investors.

•	The setting and achievement of strategic goals, including anticipation of, and response to, industry trends.

•	Building and retaining a sound management team.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Senior Vice President, Chief Financial Officer, Treasurer/Assistant Secretary

•	Maintaining sound internal financial controls and accounting systems that result in timely and reliable financial disclosures.

•	Attracting and retaining sources of capital necessary to permit the Company to operate and to grow through acquisition.

•	Providing the CEO and board with long and short-term budgets, including strategic capital planning.

•	Keeping the board apprised of current and recent financial performance in detail sufficient to permit the board to carry out its duties toward our shareholders.

Senior Vice President and Director of Business Development

•	Finding and acquiring new product lines that are accretive to the Company’s financial performance consistent with the Company’s financial plan.

•	Developing business opportunities through research and development, licensing, or other means.

•	Achieving growth of existing product lines through expansion of permitted uses, improvement of product performance, and packaging and delivery systems.

Senior Vice President and Director of Sales

•	Achieving net sales that equal or exceed those set forth in the Company’s financial plan.

•	Maintaining excellent relations with existing customers and attracting new customers.

•	Successfully launching new product lines.

•	Managing a global sales team and distribution chain for the Company’s products.

President of GemChem Inc.

•	Maintaining a continuous supply chain for raw materials and intermediates at globally competitive prices.

•	Launching new products and expanding the use of certain existing products outside of agriculture.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In addition, the Chief Executive Officer is party to an Employment Agreement dated as of January 15, 2008 which provides, among other things, that in the event of termination of such executive without cause (and not as a result of death or disability), the Company shall pay such executive an amount equal to two times the average annual cash compensation (i.e., annual base salary plus annual cash incentive bonus) received by the executive over the two immediately preceding calendar years. Any severance payment under such employment agreement is in lieu of, and not in addition to, any severance payment to which the CEO is entitled to be paid under the Change of Control Severance Agreement; that is, if the CEO is entitled to payment under the latter agreement, then he is not entitled to payment under the former. The triggering events for payment of severance to the CEO under his employment agreement were selected based upon (i) benchmarking of public companies of similar size and (ii) to provide a sense of security to the CEO given the likelihood that the constitution of the board will change over time.

The Company chose the three change of control events to protect these key executives in the event of new ownership. Our executive team has helped to build this company over many years into what it is today. In recognition of the team’s contribution, and out of a sense of fairness, we believe it is appropriate to make provision for the executive team in advance, given that a new owner may not have any allegiance to the team. Further, these arrangements would give current management a disincentive to oppose or otherwise undercut an otherwise desirable merger.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 (b) of Regulation S-K with management and, based on the review and discussions referred to in paragraph (e)(5)(i)(A) of that Item, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the registrant’s annual report on Form 10-K.

Carl R. Soderlind, Chairman

Lawrence S. Clark, Member

John B. Miles, Member

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the year ended December 31, 2007 paid or awarded by the Company and its subsidiaries to the its Chief Executive Officer and Chief Financial Officer and certain highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)	Total ($)
Eric G. Wintemute President and Chief Executive Officer	2007	502,533	—	25,453	—	—	—	54,372	582,358

James A. Barry Sr. V.P., CFO & Asst. Secretary/Treasurer	2007	221,742	35,000	10,181	—	—	—	22,186	289,109

Glen D. Johnson Sr. Vice President of AMVAC	2007	249,480	50,000	15,272	—	—	—	24,420	339,172

Christopher K. Hildreth Sr. Vice President of AMVAC	2007	257,284	30,000	10,181	—	—	—	27,372	324,837

Robert F. Gilbane President of GemChem	2007	230,022	30,000	10,181	—	—	—	22,572	292,775

(1)	These are the amounts that the Company recognized as compensation expense in its financial statements for 2007 as determined under applicable accounting standards for restricted stock granted in 2007.
(2)	See table following for details of all other compensation.

SUMMARY COMPENSATION TABLE –

ALL OTHER COMPENSATION

	Perquisites ($)		Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Defined Contribution Plans ($)(3)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)
Eric G. Wintemute	41,880	(1)	—	1,242	11,250	—	—
James A. Barry	8,614	(2)	—	2,322	11,250	—	—
Glen D. Johnson	11,928	(2)	—	1,242	11,250	—	—
Christopher K. Hildreth	13,800	(2)	—	2,322	11,250	—	—
Robert F. Gilbane	9,000	(2)	—	2,322	11,250	—	—

(1)	Automobile allowance—$16,880, personal expense allowance—$25,000.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(2)	Automobile allowance.

(3)	Effective January 1, 2007, the Company matches employee contributions to its 401(k) savings plan dollar for dollar up to 5% of base salary not to exceed $11,250 per annum.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grant of plan-based awards for the year ended December 31, 2007 to the named executive officers. There were no grants of plan-based awards for the year ended December 31, 2007.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshhold ($ ) (c)	Target ($) (d)	Maximum ($) (e)	Threshhold ($) (f)	Target ($) (g)	Maximum ($) (h)
Eric G. Wintemute	6/7/07
James A. Barry	6/7/07
Glen D. Johnson	6/7/07
Christopher K. Hildreth	6/7/07
Robert F. Gilbane	6/7/07

GRANTS OF PLAN-BASED AWARDS (Continued)

	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Full Grant Date Fair Value of Stock ($) (l)(1)
Eric G. Wintemute	10,000	—	—	130,900
James A. Barry	4,000	—	—	52,360
Glen D. Johnson	6,000	—	—	78,540
Christopher K. Hildreth	4,000	—	—	52,360
Robert F. Gilbane	4,000	—	—	52,360

(1)	This column shows the full grant date fair value of restricted stock grants made. These amounts were not paid to any Named Executive Officer. The full grant date fair value is the amount that the Company plans to expense in its financial statements over the award’s vesting schedule. The recognized compensation expenses for 2007 are shown in the “Stock Awards” column in the “Summary Compensation Table”.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2007, with respect to options to purchase Common Stock of American Vanguard Corporation. The closing price of the Common Stock on December 31, 2007, the last trading day of American Vanguard’s fiscal year, was $17.35 per share.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Eric G. Wintemute	405,000	45,000	—	$3.67	12/31/2012
James A. Barry	80,000	—	—	$1.76	09/07/2008
James A. Barry	72,000	—	—	$3.94	03/21/2010
James A. Barry	32,000	8,000	—	$8.10	12/15/2010
Glen D. Johnson	48,000	12,000	—	$8.10	12/15/2010
Glen D. Johnson	187	—	—	$14.74	09/13/2012
Christopher K. Hildreth	180,000	—	—	$3.55	02/02/2010
Robert F. Gilbane	16,000	—	—	$1.76	09/07/2008
Robert F. Gilbane	16,000	8,000	—	$8.10	12/15/2010
Robert F. Gilbane	467	—	—	$14.74	12/13/2012

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)
Eric G. Wintemute	10,000	130,900	—	—
James A. Barry	4,000	52,360	—	—
Glen D. Johnson	6,000	78,540	—	—
Christopher K. Hildreth	4,000	52,360	—	—
Robert F. Gilbane	4,000	52,360	—	—

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OPTION EXERCISES AND STOCK VESTED

The following table shows, with respect to the named executive officers, the number of shares acquired on the exercise of stock options and the value realized (market price less exercise price) for the year ended December 31, 2007

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Eric G. Wintemute	—	—	—	—
James A. Barry	—	—	—	—
Glen D. Johnson	—	—	—	—
Christopher K. Hildreth	—	—	—	—
Robert F. Gilbane	—	—	—	—

PENSION BENEFITS

The following table sets forth the pension benefits payable to the named executive officers for the year ended December 31, 2007. This table is for illustrative purposes only as the Company currently does not provide this benefit to the named executive officers.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Not Applicable	—	—	—	—

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth the non-qualified deferred compensation benefits payable to the named executive officers for the year ended December 31, 2007. This table is for illustrative purposes only as the Company currently does not provide this benefit to the named executive officers.

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

The following table summarizes the estimated payments to be made to the Named Executive Officers in the event of a termination without cause or voluntary resignation for good reason after a change in control assuming, for illustration purposes, that such change in control had occurred on December 31, 2007.

	Salary ($)	COBRA Insurance Premiums ($)	Outplacement Services ($)	Accelerated Option Vesting ($)(1)	Total Change in Control Payments ($)
Eric G. Wintemute	1,003,000	24,000	25,000	505,000	1,557,000
James A. Barry	443,000	24,000	25,000	54,000	546,000
Glen D. Johnson	499,000	24,000	25,000	82,000	630,000
Christopher K. Hildreth	514,000	24,000	25,000	—	563,000
Robert F. Gilbane	460,000	24,000	25,000	54,000	563,000

(1)	At current market price on March 6, 2008 of $14.90.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to the Director’s of the Company for the year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compen- sation ($) (g)	Total ($) (h)
Herbert A. Kraft	38,500	50,000	—	—	—	—	88,500
Glenn A. Wintemute	34,000	50,000	—	—	—	—	84,000
Eric G. Wintemute	—	—	—	—	—	—	—
Lawrence S. Clark	43,500	50,000	—	—	—	—	93,500
John B. Miles	43,500	50,000	—	—	—	—	93,500
Carl R. Soderlind	50,500	50,000	—	—	—	—	100,500
Irving J. Thau	61,000	50,000	—	—	—	—	111,000

The Company has the following compensatory arrangements with the non-employee members of its Board of Directors:

Cash Compensation:

Effective with each non-employee director’s election/re-election of the Board of Directors is entitled to receive cash compensation for his or her services on the Board of Directors as follows:

•	Quarterly retainer fee of $5,000 for services on the Board of Directors.

•	Quarterly retainer fee of $2,500 for service as chairperson of the Audit Committee.

•	Quarterly retainer fee of $1,250 for service as chairperson of the Compensation Committee or the Nominating and Corporate Governance Committee.

•	Attendance fee of $2,500 per meeting of the Board of Directors.

•

Attendance fee of $1,000 per meeting of the committees of the Board of Directors, except that the Audit Committee chairperson will receive an attendance fee of $1,500 per Audit Committee meeting and Finance Committee members receive $2,000 per meeting of the Finance Committee.

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

Employee Contracts, Termination of Employment and Change of Control Arrangements

The Company and Eric G. Wintemute entered into a written employment agreement, dated as of January 15, 2008, pursuant to which Mr. Wintemute serves as the Company’s President and Chief Executive Officer.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Mr. Wintemute’s annual base compensation is $527,253, with increases to be made by the Board of Directors in their sole discretion. Mr. Wintemute may receive a bonus in an amount as determined by the Board based on his performance against reasonable qualitative and quantitative benchmarks as determined by the Board. The agreement also provides Mr. Wintemute with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1,500 per month and reimbursement for reasonable and customary business expenses. Mr. Wintemute’s agreement is of indefinite duration, unless terminated by the Company. If the Company terminates Mr. Wintemute’s employment without cause and not due to disability or death, the Company shall pay to Mr. Wintemute an amount equal to two times the average annual cash compensation received by him over the course of the two immediately preceding calendar years. If Mr. Wintemute dies during the term of the agreement, the Company will pay his designated beneficiary any amounts (including salary) and continue any benefits due to Mr. Wintemute under the agreement for 12 months after his death.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2007 consisted of Messrs. Carl R. Soderlind, Lawrence S. Clark and John B. Miles. During 2007, no officer or employee of the Company served on the board of directors of any other entity, where any officer or director of such entity also served on the Company’s Board.

Related Person Transactions

John B. Miles, a current member of the Board and the Compensation Committee and the current chairperson of the Nominating and Corporate Governance Committee, is a partner in the law firm of McDermott Will & Emery LLP (“MWE”), which, among other firms, provides legal services to the Company. During the year ended December 31, 2007, MWE, which has annual revenues in excess of $1 billion, provided legal services to the Company totaling approximately $544,000. See Item 13 below.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership of Certain Beneficial Owners

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 6, 2008, by persons who are beneficial owners of 5% or more of the outstanding Common Stock is set forth below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(*)		Percent of Class
Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	3,344,039	(1)	12.7%

Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,531,974	(2)	5.8%

St. Denis J. Villere & Company 210 Baronne Street New Orleans, LA 70112(*)	2,890,182		10.9%

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202(*)	3,080,432		11.7%

Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,537,502	(3)	5.7%

Jay R. Harris 80 Pine Street New York, NY 10005(*)	2,133,711	(4)	8.1%

(*)	Based on information reported to the SEC by or on behalf of such beneficial owner.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 6, 2008, by persons who are directors and nominees for directors, the executive officers of the Company named in the Summary Compensation Table, and by all directors and officers as a group is set forth below. Unless otherwise indicated the Company believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Co-Chairman	Herbert A. Kraft 4695 MacArthur Court Newport Beach, CA 92660	3,344,039	(1)	12.7%
Co-Chairman	Glenn A. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,531,974	(2)	5.8%
Director, President & CEO	Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,537,502	(3)	5.7%
Director	Carl R. Soderlind 4695 MacArthur Court Newport Beach, CA 92660	96,525	(9)	—	(13)
Director	John B. Miles 4695 MacArthur Court Newport Beach, CA 92660	95,770	(10)	—	(13)
Director	Irving J. Thau 4695 MacArthur Court Newport Beach, CA 92660	20,612	(11)	—	(13)
Director	Lawrence S. Clark 4695 MacArthur Court Newport Beach, CA 92660	11,531	(12)	—	(13)
President (GEMCHEM)	Bob Gilbane 4695 MacArthur Court Newport Beach, CA 92660	340,103	(5)	1.3%

Senior Vice President (AMVAC)	Glen D. Johnson 4695 MacArthur Court Newport Beach, CA 92660	114,938	(6)	—	(13)

Senior Vice President (AMVAC)	Christopher K. Hildreth 4695 MacArthur Court Newport Beach, CA 92660	189,992	(7)	—	(13)

Sr.V.P.,CFO & Secretary/Treasurer	James A. Barry 4695 MacArthur Court Newport Beach, CA 92660	195,009	(8)	—	(13)
Directors and Officers as a Group(11)		7,477,995		27.3%

(1)	Mr. Kraft owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees, except as to 13,834 shares held in an Individual Retirement Account. This figure includes 19,360 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(2)	Mr. Glenn Wintemute owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees. This figure includes 19,360 shares of Common Stock Mr. Glenn Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

(3)	This figure includes 450,000 shares of Common Stock Mr. Eric Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008. Mr. Wintemute shares voting and investment power with his spouse with respect to certain shares, including 139,336 shares of Common Stock owned by Mr. Wintemute’s minor children for whom Mr. Wintemute and his spouse are trustees or custodians and for which he disclaims beneficial ownership.

(4)	This figure includes 902,775 shares of Common Stock Mr. Harris has shared voting or dispositive power for which he disclaims beneficial ownership.

(5)	This figure includes 32,467 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

(6)	This figure includes 48,187 shares of Common Stock Mr. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

(7)	This figure includes 180,000 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

(8)	This figure includes 184,000 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

(9)	This figure includes 9,680 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008. Certain shares are held in a family trust where Mr. Soderlind and his spouse are co-trustees.

(10)	This figure includes 19,360 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008. Certain shares are held in a family trust where Mr. Miles and his spouse are co-trustees and certain shares are held by Mr. Miles or his spouse in individual retirement accounts.

(11)	This figure includes 10,200 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of March 6, 2008.

(12)	This figure includes 532 shares of Common Stock owned by Mr. Clark’s minor children for whom Mr. Clark and his spouse are trustees or custodians and for which he disclaims beneficial ownership.

(13)	Under 1% of class.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,774,260	$6.30	832,819
Equity compensation plans not approved by security holders	—		—

Total	1,774,260		832,819

(1)	As of December 31, 2007. Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 1,760,000 shares of Common Stock (as adjusted for stock splits) may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. There were 1,458,928 shares available for issuance under the Plan as of December 31, 2007.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John B. Miles, a current member of the Board and the Compensation Committee and the current chairperson of the Nominating and Corporate Governance Committee, is a partner in the law firm of McDermott, Will & Emery LLP (“MWE”), which, among other firms, provides legal services to the Company. During the year ended December 31, 2007, MWE, which has annual revenues in excess of $1 billion, provided legal services to the Company totaling approximately $544,000. Mr. Herbert A. Kraft, Co-Chairman of the Board of Directors, is paid on an hourly basis to provide, as needed, information necessary to defend the Company relative to the DBCP lawsuits described in Item 3 herein. Total payments to Mr. Kraft in 2007 for these services totaled $49,498.

The board believes that, as a matter of policy, a significant majority of its members should be independent directors who (i) have no close family or similar relationship with a key member of management; (ii) are not significant advisors or consultants with the Company; (iii) do not have (and their companies do not have) significant contracts with the Company or its subsidiaries; and (iv) do not have any other relationship with the Company or its subsidiaries which, in the opinion of the board, would adversely affect a director’s ability to exercise independent judgment as a director. Further, the Company will not retain a director or director’s firm to provide significant professional or financial services to the Company except in exceptional circumstances and only upon recommendation of Management and with the consent of a majority of the independent directors of the board. The Company has posted the preceding policy on its website under its Corporate Governance Guidelines. There were no related party transactions in 2007 that did not obtain this review and approval of the board.

It is the expectation and practice of the board that, in their roles as members of the board, all members will exercise their independent judgment diligently and in good faith and in the best interests of the Company and its stockholders as a whole, notwithstanding any member’s other activities or affiliations. The board currently consists of seven members. The board has determined that Messrs Irving J. Thau, Carl R. Soderlind, John B. Miles and Lawrence S Clark, who constitute a majority of the board, are “independent” in accordance with the applicable rules and listing standards of the New York Stock Exchange. All members of the Audit,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Compensation and Nominating/Corporate Governance Committees are independent. The board’s determination concerning independence was based upon information provided by the Company’s directors and discussions among the Company’s directors. The board will re-examine the independence of each of its members at least once per year and more frequently if there is any change in a member’s material relationship with the Company that would interfere with the member’s exercise of independent judgment.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of American Vanguard Corporation appointed and the stockholders ratified BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for the year ended December 31, 2007.

Aggregate fees for professional services rendered to the Company by BDO for the years ended December 31, 2007 and 2006, were (in thousands):

	2007	2006
Audit	$621	$503
Tax	93	186

	$714	$689

Audit fees for 2007 and 2006 were for professional services rendered for the audits of the consolidated financial statements of the Company including the audit of management’s assessment of internal controls under Section 404 of the Sarbane’s Oxley Act, timely reviews of quarterly financial statements, consents, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees, if any, would primarily relate to assurance services, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards. There were none in 2007 and 2006.

Tax fees for 2007 and 2006 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with and representation in tax audits, advice related to acquisitions, and requests for technical advice from tax authorities.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AUDIT COMMITTEE

Irving J. Thau, Chair

Carl R. Soderlind

Lawrence S. Clark

March 14, 2008

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 92 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2007	350	68			418
December 31, 2006	414			(64)	350
December 31, 2005	200	214			414

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	President, Chief Executive Officer and Director		Chief Financial Officer

	March 17, 2008		March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft		Glenn A. Wintemute
	Co-Chairman		Co-Chairman

	March 17, 2008		March 17, 2008

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles		Carl R. Soderlind
	Director		Director

	March 17, 2008		March 17, 2008

By:	/s/ LAWRENCE S. CLARK	By:	/s/ IRVING J. THAU
	Lawrence S. Clark		Irving J. Thau
	Director		Director

	March 17, 2008		March 17, 2008

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion the financial schedule when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

As more fully described in the notes to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 17, 2008

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands, except share and per share data)

	2007	2006
Assets
Current assets:
Cash	$3,201	$1,844
Receivables:
Trade, net of allowance for doubtful accounts of $418 and $350, respectively	55,925	75,158
Other	645	586

	56,570	75,744

Inventories	63,455	66,628
Prepaid expenses	2,214	1,354

Total current assets	125,440	145,570
Property, plant and equipment, net	36,330	36,652
Land held for development	211	211
Intangible assets	85,318	79,030
Other assets	1,282	913

	$248,581	$262,376

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$4,106	$4,106
Accounts payable	13,796	15,688
Accrued program costs	24,191	17,893
Accrued expenses and other payables	5,987	4,794
Accrued royalty obligations	368	603
Income taxes payable	1,848	3,253

Total current liabilities	50,296	46,337
Long-term debt, excluding current installments	56,155	93,761
Deferred income taxes	2,391	1,401

Total liabilities	108,842	141,499

Commitments and contingent liabilities (Notes 2, 5, 7 and 9)
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,650,829 shares in 2007 and 28,354,322 shares in 2006	2,865	2,835
Additional paid-in capital	36,551	34,821
Accumulated other comprehensive loss	64	(148)
Retained earnings	103,004	86,114

	142,484	123,622
Less treasury stock, at cost, 2,226,796 shares in 2007 and 2006	(2,745)	(2,745)

Total stockholders’ equity	139,739	120,877

	$248,581	$262,376

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except share and per share data)

	2007	2006	2005
Net sales	$216,662	$193,771	$189,796
Cost of sales	120,932	111,413	104,117

Gross profit	95,730	82,358	85,679
Operating expenses	59,717	53,142	53,412

Operating income	36,013	29,216	32,267
Interest expense	5,731	3,382	1,720
Interest income	(214)	(30)	(29)
Interest capitalized	(30)	(658)	(363)

Income before provision for income taxes	30,526	26,522	30,939
Income taxes	11,798	11,074	11,937

Net income	$18,728	$15,448	$19,002

Earnings per common share—basic	$0.71	$0.60	$0.78

Earnings per common share—assuming dilution	$0.68	$0.57	$0.74

Weighted average shares outstanding—basic	26,307,019	25,933,650	24,344,179

Weighted average shares outstanding—assuming dilution	27,436,105	27,186,369	25,758,740

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, January 1, 2005	26,483,051	$2,648	$8,898	$55,378	$(207)	—	2,226,796	$(2,745)	$63,972
Stocks issued under ESPP	41,169	4	536	—	—	—	—	—	540
Cash dividends on common stock ($0.085 per share)	—	—	—	(1,550)	—	—	—	—	(1,550)
Foreign currency translation adjustment, net	—	—	—	—	9	9	—	—	9
Stock options exercised	90,387	9	466	—	—	—	—	—	475
Net income	—	—	—	19,002	—	19,002	—	—	19,002

Total comprehensive income	—	—	—	—	—	$19,011	—	—	—

Balance, December 31, 2005	26,614,607	2,661	9,900	72,830	(198)	—	2,226,796	(2,745)	82,448
Stocks issued under ESPP	42,115	4	582	—	—	—	—	—	586
Cash dividends on common stock ($0.0825 per share)	—	—	—	(2,164)	—	—	—	—	(2,164)
Foreign currency translation adjustment, net	—	—	—	—	50	50	—	—	50
Private equity offering	1,385,970	139	22,395	—	—	—	—	—	22,534
FAS 123(R) expense	—	—	984	—	—	—	—	—	984
Stock options exercised and grants of restricted stock units	311,630	31	960	—	—	—	—	—	991
Net income	—	—	—	15,448	—	15,448	—	—	15,448

Total comprehensive income	—	—	—	—	—	$15,498	—	—	—

Balance, December 31, 2006	28,354,322	$2,835	$34,821	$86,114	$(148)	—	2,226,796	$(2,745)	$120,877
Stocks issued under ESPP	44,372	5	268	—	—	—	—	—	273
Cash dividends on common stock ($0.07 per share)	—	—	—	(1,838)	—	—	—	—	(1,838)
Foreign currency translation adjustment, net	—	—	—	—	212	212	—	—	212
FAS 123(R) expense	—	—	791	—	—	—	—	—	791
Stock options exercised and grants of restricted stock units	252,135	25	671	—	—	—	—	—	696
Net income	—	—	—	18,728	—	18,728	—	—	18,728

Total comprehensive income	—	—	—	—	—	$18,940	—	—	—

Balance, December 31, 2007	28,650,829	$2,865	$36,551	$103,004	$64	—	2,226,796	$(2,745)	$139,739

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$18,728	$15,448	$19,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,338	4,745	4,965
Amortization of intangibles	3,750	1,929	2,051
Stock-based compensation expense related to stock options, employee stock purchases and directors’ fees	791	984	—
Deferred income taxes	990	139	243
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	19,174	(15,475)	(31,964)
(Increase) decrease in inventories	3,173	(22,269)	(724)
(Increase) decrease in prepaid expenses and other assets	(1,396)	(782)	834
Increase (decrease) in accounts payable	(1,892)	(12,704)	15,456
Increase (decrease) in other payables and accrued expenses	5,851	(2,108)	8,953

Net cash (used in) provided by operating activities	55,507	(30,093)	18,816

Cash flows from investing activities:
Capital expenditures	(5,849)	(7,058)	(13,186)
Acquisitions of intangible assets	(8,038)	(39,737)	(22,112)

Net cash used in investing activities	(13,887)	(46,795)	(35,298)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(35,500)	30,500	3,000
Proceeds from issuance of long-term debt	—	60,000	20,000
Payments on long-term debt and capital lease obligations	(4,106)	(35,107)	(5,107)
Proceeds from the issuance of common stock	969	24,111	1,015
Payment of cash dividends	(1,838)	(2,164)	(1,550)

Net cash provided by (used in) financing activities	(40,475)	77,340	17,358

Net increase in cash	1,145	452	876
Cash at beginning of year	1,844	1,342	457
Effect of exchange rate changes on cash	212	50	9

Cash at end of year	$3,201	$1,844	$1,342

Supplemental cash flow information:
Cash paid during the year for:
Interest	$6,234	$2,992	$1,580

Income taxes	$11,674	$9,472	$11,552

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

During 2007, the Company completed the acquisition of a product line in connection of which, the Company recorded intangible assets in the amount of $10,008 of which $8,008 was paid in cash during the period.

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2007	2006	2005
Net sales:
Crop	$185,886	$162,447	$157,327
Non-crop	30,776	31,324	32,469

	$216,662	$193,771	$189,796

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

Freight, Delivery and Warehousing Expense

Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $17,263 in 2007, $15,939 in 2006 and $11,715 in 2005.

Advertising Expense

The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, is recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and were $1,734 in 2007, $1,270 in 2006 and $1,044 in 2005.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

The components of inventories consist of the following:

	2007	2006
Finished products	$56,860	$58,060
Raw materials	6,595	8,568

	$63,455	$66,628

Long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. Substantially all of the Company’s long-lived assets are held domestically. There was no impairment for the years ended December 31, 2007, 2006 and 2005.

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership passes. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

Programs

The Company has adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). In accordance with EITF 01-9, the Company is required to classify certain payments to its customers as a reduction of sales. The Company engages in various customer programs. The Company accounts for these programs as either operating expenses or as a reduction in sales in accordance with EITF 01-9.

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

The Company had total comprehensive income of $18,940, $15,498 and $19,011 for the years ended December 31, 2007, 2006 and 2005, respectively, which include foreign currency gains of $212, $50 and $9 for the years ended December 31, 2007, 2004 and 2005, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of basic and diluted earnings per share were as follows:

	2007	2006	2005
Numerator:
Net income	$18,728	$15,448	$19,002

Denominator:
Weighted average shares outstanding—basic	26,307	25,934	24,344
Assumed exercise of stock options—fully dilutive	1,129	1,252	1,415

	27,436	27,186	25,759

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company tests identifiable intangible assets for impairment at least annually, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. There were no impairment losses for the year ended December 31, 2007.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year’s presentation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 were $791 and $984, respectively. Stock based compensation expense recognized consisted of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expense related to employee stock options	$334	$576
Expense related to director stock awards	282	316
Expense related to employee stock purchases	175	92

Total SFAS 123(R) expense	$791	$984

The impact of adopting SFAS 123(R) for years ended December 31, 2007 and December 31, 2006 was a reduction of $0.03 and $0.03 per share respectively on a diluted basis.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to December 31, 2005 is recognized using the straight-line single-option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for periods subsequent to December 31, 2005 has not been reduced for forfeitures as estimated forfeitures are anticipated to be immaterial. Instead forfeitures are being recognized as they occur. SFAS 123(R) requires forfeitures to be estimated, if material, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of December 31, 2007, the Company had approximately $98 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Upon adoption of SFAS 123(R), the Company continued its method of valuation for share-based awards granted beginning in fiscal 2006 based on the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for the Company’s pro forma information required under SFAS 123 using the following weighted average assumptions:

	2007	2005
Risk free interest rate	4.65%	4.7%
Dividend yield	.50%	0.26%
Volatility factor	41%	38%
Weighted average life (years)	5 years	1-5 years

The weighted average fair value on the date of grant for options granted during 2005 was $5.20. There were no option shares granted during the year ended December 31, 2006. There were 6, 349 option shares granted during the year ended December 31, 2007.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information under SFAS 123 for the years ended December 31, 2005 (periods prior to fiscal 2006) is as follows: (amounts in thousands, except for per share data).

2005
Net income attributable to common stockholders	$19,002
Stock-based employee compensation expense included in reported net income, net of related tax effects	-0-
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(589)

Pro forma	$18,413

Earnings per common share—basic, as reported	$0.78

Pro forma	$0.76

Earnings per common share—diluted, as reported	$0.74

Pro forma	$0.71

Recently Issued Accounting Guidance

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 (Revised) (“FAS 141(R)”), Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FAS 141(R) replaces FAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt FAS 141(R) in calendar year 2009.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company’s income tax provision. Thus, the Company’s reported quarterly income tax rate may become more volatile. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The standard did not have an impact on the consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006	Estimated useful lives
Land	$2,441	$2,441
Buildings and improvements	6,791	6,699	10 to 30 years
Machinery and equipment	66,257	58,529	3 to 15 years
Office furniture, fixtures and equipment	5,054	4,853	3 to 10 years
Automotive equipment	269	209	3 to 6 years
Construction in progress	5,186	7,418

	85,998	80,149
Less accumulated depreciation	49,668	43,497

	$36,330	$36,652

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2007 and 2006 is summarized as follows (amounts in thousands):

	2007	2006
Note payable, secured by certain real property, payable in monthly installments of $9, plus interest (7.0275% as of December 31, 2007) with remaining unpaid principal due April 1, 2011	$2,261	$2,367
Term loan, secured by personal property, payable in quarterly principal installments of $1,000 plus interest (6.08% as of December 31, 2007) through December 31, 2009 and $2,000 plus interest thereafter with remaining unpaid principal due December 15, 2013 (a)	56,000	60,000
Product acquisitions	2,000	—
Revolving line of credit (interest rate of 7.69% at December 31, 2006) (a)	—	35,500

	60,261	97,867
Less current installments	4,106	4,106

	$56,155	$93,761

Approximate principal payments on long-term debt mature as follows:

2008	$4,106
2009	6,106
2010	8,106
2011	8,106
2012	9,837
Thereafter	24,000

$60,261

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	In December 2006, the Company entered into a Credit Agreement with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender along with six other banks, for a $165,000 secured credit facility. This credit facility replaced the Company’s previous Amended and Restated Credit Agreement with its primary bank and syndicate of other commercial lenders. The new credit facility consists of a $75,000 revolving line of credit, $60,000 term loan and an accordion term feature of $30,000. These loans bear interest at the prime rate (“Prime Rate Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Eurodollar Rate Loans”)). The principal payments of the term loan are payable in equal quarterly installments of $1,000 on or before the last business day of each March, June, September and December, commencing March 31, 2007 through December 31, 2009, and in equal quarterly installments of $2,000 on or before the last business day of each March, June, September and December, commencing March 31, 2010 through September 30, 2013. One final installment in the amount necessary to repay the remaining outstanding principal balance of the term loan is due in full on the maturity date. Interest accruing on Prime Rate Loans is payable monthly. Interest accruing on the Eurodollar Rate Loans are payable on the last day of the interest period, provided that, with an interest period longer than three months, interest is payable on the last day of each three-month period after the commencement of such interest period. The senior secured revolving line of credit matures on December 15, 2011 and term loan matures on December 15, 2013. These loans contain certain covenants (with which the Company is in compliance) as defined in the agreement. The Company had $75,000 of availability under its revolving line of credit as of December 31, 2007.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2007 and 2006 was $17,412 and $26,573. The weighted average interest rate during the years ended December 31, 2007 and 2006 was 7.51% and 7.07%.

(3) Income Taxes

The components of income tax expense are:

	2007	2006	2005
Current:
Federal	$8,031	$8,596	$9,626
State	2,001	2,178	2,554
Foreign	776	161	—
Deferred:
Federal	737	42	(320)
State	253	97	77

	$11,798	$11,074	$11,937

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense as a result of the following:

	2007	2006	2005
Computed tax provision at statutory Federal rates	$10,656	$9,283	$10,829
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	1,451	1,350	1,575
Other expenses	(309)	441	(467)

	$11,798	$11,074	$11,937

Income/ (loss) before income taxes is as follows (in thousands):

	2007	2006	2005
Domestic	$27,926	$25,884	$30,962
Foreign	2,600	638	(23)

	$30,526	$26,522	$30,939

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2006 and 2005 relate to the following:

	2007	2006
Current:
Inventories	$1,431	$968
State income taxes	502	324
Vacation pay accrual	187	199
Accrued bonuses	—	549
Other	235	150

Net deferred tax asset	2,355	2,190

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(4,746)	(3,591)

Net deferred tax liability	(4,746)	(3,591)

Total net deferred tax liability	$(2,391)	$(1,401)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The implementation of FIN 48 did not have a material affect on the Company’s financial statements at adoption and as of December 31, 2007. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event the Company receives an assessment for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

(4) Litigation and Environmental

I. DBCP Litigation

AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination (of water supplies) or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). A summary of these actions follows:

A. Hawaii Matters

Board of Water Supply v. Shell Oil Co. et al.

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with DBCP in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). The settlement agreement obligates the defendants to pay for the installation of filtration devices on other wells that become contaminated later and for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. In connection with the settlement, in October 2005, AMVAC paid for a share of a permanent filtration system in the amount of $222,198. In June 2007, AMVAC paid $23,654 for its share of operations and maintenance expenses for 2005 and 2006.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. The suits were removed to federal court and for the last several years, the focus of the case has been on procedural issues, including the dismissal of the case based on the doctrine of forum non conveniens. This doctrine would require the plaintiffs to pursue their claims in their native countries. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court and remanded the case to state court. Starting in early 2004, there had been no activity in the case for about two years. However, a status conference was held on June 1, 2006 at the request of the plaintiffs’ attorneys, who expressed a desire to pursue the class action aspect or add other individuals. Plaintiffs’ counsel now claims that his class members will include workers from mainland U.S. and other countries. On September 12, 2006, the court ordered the transfer of venue from Maui County to Oahu. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs were requested to file a preliminary motion for class certification but have not done so to date. All parties expect that the case will not be certified as a class action as a matter of law, but the plaintiffs’ attorney then wants to add several thousand other individuals as plaintiffs here or in some other action. No discovery has taken place on the individual claims of the plaintiffs. Without such discovery, it is unknown whether any of the plaintiffs was exposed to AMVAC brand DBCP, what are the actual injuries, or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously. However, it is too early to provide an assessment as to the probability of an unfavorable outcome in these matters.

Further, the plaintiffs’ attorneys reported that the ten plaintiffs filed suit in their home countries in 1998, based on the prior order of forum non conveniens, alleging damages in excess of two million United States dollars ($2,000,000) per plaintiff. The suit in Guatemala was served on AMVAC in March 2001, but no defendant has been required to answer. Suits in the other countries have not been served. AMVAC has engaged local attorneys in the countries to defend these foreign suits.

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co., Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 14, 2007. While no discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs.

B. Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000). No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. It is too early to provide an evaluation of the likelihood of an unfavorable outcome in this case.

C. Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. American Vanguard Corporation is not named as a defendant. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading.

As in many of the other banana workers cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vigorously contest these cases. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

D. Nicaragua Matters

Tellez et al v. Dole Food Company, Inc. et al

On March 26, 2004, 25 plaintiffs, all residents of Nicaragua, filed suit in state court in Los Angeles County, California, claiming personal injuries from alleged exposure to DBCP while working on banana plantations in their home country. The named defendants are Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, Dow Chemical Company, and AMVAC Chemical Corporation. American Vanguard was not named as a defendant. Punitive damages were also sought against all defendants.

The plaintiffs, all field workers, claim personal injuries for complete sterility (azoospermia) or in one case, severely reduced sperm count. They claim exposure from working on banana plantations in Nicaragua from dermal contact with DBCP and inhalation of vapors. The plaintiffs also claimed exposure to DBCP in groundwater that they ingested, but testing of wells in October 2005 did not reveal the presence of any DBCP contamination and this claim of exposure through groundwater was dropped.

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

In March 2007, AMVAC settled with the 13 plaintiffs for a total of $300,000 without any admission of liability. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants in July 2007 for 12 plaintiffs as one was transferred to the Mejia case. On November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. Motions for new trial are pending. On March 7, 2008, the trial court in Tellez granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages ($2.5 million) against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. As this case impacts the other DBCP suits, the Company is monitoring these developments.

This case, like the other pending banana workers suits, demonstrates the difficult issues of law and fact to all parties and the potential of large verdicts, at least in cases involving claims of complete sterility (azoospermia) that defendants cannot explain. In all of these banana worker cases, there is no guarantee that the Company will

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. If plaintiffs continue to be successful, it is likely that other banana workers from Nicaragua will file suit in California.

Rodolfo Mejia et al v. Dole Food Company, Inc. et al

On September 20, 2005, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of 16 Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the 16 plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1970 to 1984, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management and trial as in the Tellez matter. These plaintiffs allege that they were all applicators of the product at the banana farms. The plaintiffs also allege exposure to DBCP from contaminated groundwater.

Plaintiffs served a First Amended Complaint naming 21 workers as plaintiffs, including five plaintiffs who were transferred from the Tellez action. A second amended complaint was filed on January 22, 2008, that added the plaintiffs who had just filed suit in the Rivera case listed below, making a total of 26.

This case has been set for trial for February 2, 2009. The court has advised that after it is determined who will be able to obtain visas, discovery will be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery has not yet begun in this case as the final selection of the plaintiffs has not yet been made. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time.

At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases.

Rivera et al v. Dole Food Company, Inc. et al

On October 26, 2007, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of four Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the four plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1975 to 1990, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management and trial as in the Tellez and the Mejia matters.

The complaint was amended on November 30, 2007 to include a total of six plaintiffs. AMVAC answered this first amended complaint on January 10, 2008. As explained above, these six workers were then added to the Mejia suit on January 22, 2008, so presently they have two actions. These six will be dismissed from the Rivera complaint and others from the Mejia action or others selected by the plaintiffs’ attorneys will be added to this case.

At the present, it is unknown who will be named as plaintiffs in this case.

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

On January 25, 2006, AMVAC was served with the Flavio Apolinar Castillo and Luis Cristobal Martinez Suazo suits listed above. In March 2006, counsel in Nicaragua filed objections to jurisdiction over Amvac in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007 by denying each objection to jurisdiction. Appeals are pending at the appellate level in Nicaragua.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only the two Castillo and Suazo cases have been served on Amvac . Each of these plaintiffs claims $1 million in special and general damages and $5 million in punitive damages. It is anticipated that the plaintiffs’ attorneys will continue to file additional actions on a monthly basis in Nicaragua.

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

F. Ivory Coast Cases

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. AMVAC did not sell any DBCP into the Ivory Coast at any time and intends to defend these cases vigorously. Discovery has not yet begun in these cases, and it is too early to provide any evaluation as to the probability of an unfavorable outcome.

On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court remanded all of those cases on its own motion back to state court. These state cases were reassigned to the same complex case management judge as in the Tellez and Mejia suits in May 2007. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for April 14, 2008.

On December 7, 2006 Amvac answered the Alien Tort Claims Act case in federal court. A defense motion for judgment on the pleadings in the case was granted on March 26, 2007, whereby the court dismissed the genocide and unlawful distribution of pesticide claims with prejudice, and dismissed the remaining claims with leave to amend. The plaintiffs filed an amended complaint in April 2007 regarding only the claims for relief for crimes against humanity and racial discrimination and omitting the claims that the court had dismissed. Defendants jointly filed a motion to dismiss that was heard on May 21, 2007 and was granted after being taken under submission. The plaintiffs have appealed to the Ninth Circuit Court of Appeal and this appeal is pending.

F. Other DBCP Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 on behalf of several thousand banana workers in other countries, including Costa Rica, Panama, and Honduras. AMVAC has not been named in these suits.

II. Other Litigation Matters

A. McLendon v. Philip Service Corporation

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed in principle to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration. The settlement process involves multiple steps to be taken over several months and requires both preliminary and final court approval. As currently proposed, the settlement would not have an adverse effect upon the Company’s financial performance. However, the settlement is not yet final, members of the settlement class remain free to opt out of the settlement and to preserve their individual rights, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution. On a related note, on April 16, 2007, AMVAC executed a draft consent order (including an agreement to pay a civil penalty with the option to perform a supplemental environmental project in partial payment thereof) with the Alabama Department of Environmental Management (“ADEM”) for resolution of alleged violations of hazardous waste regulations arising from AMVAC’s storage of washwater and other materials that were returned to AMVAC by PSC in connection with activities that are the subject of the McLendon litigation; the consent order has been finalized, and ADEM has approved AMVAC’s proposed supplemental environmental project.

B. Aceto Agricultural Chemicals Corporation v. AMVAC

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff seeks damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which has sold a generic version of the insecticide phorate through the EZ Load system, was licensee under a license with the former patent holder which permitted Aceto to use the EZ Load system through August 1, 2007. Aceto seeks, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. AMVAC believes that this case has no merit and plans to defend it vigorously. The hearing on plaintiff’s motion for a preliminary injunction concluded on October 26, 2007, and, on December 17, 2007, the court entered an order under which is denied plaintiff’s motion for preliminary injunction, finding that Aceto had not met its burden of establishing a likelihood of success on the merits of any claim. Plaintiff has filed a notice of appeal of the court’s order. It is too early in this case, however, to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adverse determination in one or more of these proceedings could subject the Company to significant liabilities, which could have a material adverse effect on its financial condition and operating results.

Environmental

During 2007, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, California.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2007 with oversight provided by the DTSC. Additional investigation is planned over the next year under the oversight of the DTSC. Potential remediation activities may be initiated in 2008 or 2009. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. It is uncertain whether the cost associated with the potential remediation activities will have a material impact on the Company’s financial statements.

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

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal Revenue Code Section 401(k) whereby the Company will match the first $5.00 of weekly employee contributions. The Plan also permits employees to contribute up to an additional 15% of their salaries of which the company will match 50% of the first 6% of the additional contribution. The Company’s contributions to the Plan amounted to $503, $586 and $585 in 2007, 2006 and 2005. Effective January 1, 2005, the Company matched 100% of the elective deferrals of all eligible participants up to a maximum of 5% of compensation.

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

Shares of common stock purchased through the Plan for 2007, 2006 and 2005 were 44,372, 42,115 and 41,169, respectively.

(6) Major Customers and Export Sales

In 2007, there were three companies that accounted for 18%, 12% and 11% of the Company’s consolidated sales. In 2006, there were three companies that accounted for 18%, 15% and 11% of the Company’s consolidated sales. In 2005, there were three companies that accounted for 15%, 13% and 11% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 28%, 9% and 6% of the Company’s receivables as of December 31, 2007. The Company had three significant customers who each accounted for approximately 28%, 14% and 6% of the Company’s receivables as of December 31, 2006. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Canada	$5,117	$3,493	$2,396
Mexico	8,468	2,757	2,229
South & Central America	7,638	2,908	2,262
Asia	3,556	2,348	1,417
Africa	3,412	1, 806	1,556
Europe	3,110	2,120	2,447
Other international	1,631	1,814	1,549

	$32,932	$17,246	$13,856

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Royalties

The Company has various royalty agreements in place extending through December 2007. These agreements relate to the acquisition of certain products as well as licensing arrangements. No agreements contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $368, $809 and $1,465, respectively, for 2007, 2006 and 2005.

(8) Product Acquisitions

All product acquisitions have been accounted for as asset purchases and not businesses pursuant to FASB 141 and EITF 98-3.

On December 17, 2007, AMVAC acquired the pentachloronitrobenzine fungicide product line from the Crop Protection division of Chemtura Corporation. Included in the purchase were the brands Turfcide® and Terraclor®, highly effective fungicides that control a wide range of diseases in turf and ornamental applications, certain agricultural crops, and as a component of seed treatment dressings. These products are registered in the United States, Canada, Mexico, Brazil, Australia, Turkey, South Africa and a number of other countries.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2004	21,161
Acquisitions during fiscal 2005	22,112
Amortization expense	(2,051)

Intangible assets at December 31, 2005	41,222
Acquisitions during fiscal 2006	39,737
Amortization expense	(1,929)

Intangible assets at December 31, 2006	79,030
Acquisitions during fiscal 2007	10,038
Amortization expense	(3,750)

Intangible assets at December 31, 2007	$85,318

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

	2007	2006
Gross carrying amount	$99,290	$89,252
Accumulated amortization	(13,972)	(10,222)

	$85,318	$79,030

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2008	$3,957
2009	3,957
2010	3,957
2011	3,957
2012	3,957
Thereafter	65,533

$85,318

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2004	$1,000
Additional obligations acquired	-0-
Payments on existing obligations	(1,000)

Obligations under acquisition agreements at December 31, 2005	-0-
Additional obligations acquired	-0-
Payments on existing obligations	-0-

Obligations under acquisition agreements at December 31, 2006	-0-
Additional obligations acquired	2,000
Payments on existing obligations	-0-

Obligations under acquisition agreements at December 31, 2007	$2,000

(9) Commitments

The Company and Eric G. Wintemute entered into a written employment agreement, dated as of January 15, 2008, pursuant to which Mr. Wintemute serves as the Company’s President and Chief Executive Officer. Mr. Wintemute’s annual base compensation is $527,253, with increases to be made by the Board of Directors in their sole discretion. Mr. Wintemute may receive a bonus in an amount as determined by the Board based on his performance against reasonable qualitative and quantitative benchmarks as determined by the Board. The agreement also provides Mr. Wintemute with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1,500 per month and reimbursement for reasonable and customary business expenses. Mr. Wintemute’s agreement is of indefinite duration, unless terminated by the Company. If the Company terminates Mr. Wintemute’s employment without cause and not due to disability or death, the Company shall pay to Mr. Wintemute an amount equal to two times the average annual cash compensation received by him over the course of the two immediately preceding calendar years. If Mr. Wintemute dies during the term of the agreement, the Company will pay his designated beneficiary any amounts (including salary) and continue any benefits due to Mr. Wintemute under the agreement for 12 months after his death.

The Company has various lease agreements for offices as well as a long-term ground lease for its Axis, Alabama facility. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $ 387, $312 and $306. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2008	$326
2009	339
2010	22
2011	20
2012	20
Thereafter	240

$967

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Research and Development

Research and development expenses which are included in operating expenses were $2,013, $2,884 and $2,853 for the years ended December 31, 2007, 2006 and 2005.

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

During 2007, the Company granted an incentive stock option to purchase 6,349 shares of common stock to an employee. During 2006, the Company did not grant any incentive stock options. During 2005, the Company granted incentive stock options to purchase an aggregate of 276,933 shares of common stock to key employees. These options were fully exercisable on the date of grant. All options granted are non-assignable and non-transferable.

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options in either 2007, 2006 or 2005.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2004	1,886,733	169,400	4.35	3.26

Options granted, range from $14.74–$14.98	276,933	—	14.75
Options exercised, range from $1.76–$3.19	(61,333)	(8,805)	(1.84)
Options expired	(16,000)	(875)	(1.76)

Balance outstanding, December 31, 2005	2,086,333	159,720	5.71	6.06

Options granted	—	—	—
Options exercised, range from $1.76–$14.74	(262,463)	(29,040)	3.66
Options expired	(3,333)	—	(14.74)

Balance outstanding, December 31, 2006	1,820,537	130,680	6.09	6.13

Options granted ($15.75)	6,349	—	15.75
Options exercised, range from $1.76–$15.75	(143,466)	(39,840)	4.38
Options expired	(13,334)	—	(12.94)

Balance outstanding, December 31, 2007	1,670,086	90,840	$6.25	$6.17

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to stock options at December 31, 2007 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$1.76	293,066	8	$1.76	293,066	$1.76
$3.19	16,067	19	$3.19	16,067	$3.19
$3.52–$8.10	1,090,000	36	$5.08	1,008,001	$4.86
$11.30	8,000	44	$12.62	8,000	$11.30
$14.74–$14.99	262,953	56	$14.74	262,953	$14.74

	1,670,086		$6.03	1,588,087	$5.94

Nonstatutory Stock Options:
$4.68	29,040	12	$4.68	29,040	$4.68
$7.05	13,400	8	$7.05	13,400	$7.05
$14.45	48,400	17	$14.45	48,400	$14.45

	90,840		$10.23	90,840	$10.23

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2006 and 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2006:
Incentive Stock Option Plans:
Outstanding	1,820,537	$5.93	49	$18,151
Expected to Vest	1,820,537	$5.93	49	$18,151
Exercisable	1,528,037	$5.81	48	$15,418

Non-statutory Stock Option Plans:
Options Outstanding	130,680	$8.37	20	$984
Expected to Vest	130,680	$8.37	20	$984
Options Exercisable	130,680	$8.37	20	$984

As of December 31, 2007:
Incentive Stock Option Plans:
Outstanding	1,670,086	$6.03	34	$18,900
Expected to Vest	1,661,886	$6.02	34	$18,822
Exercisable	1,588,087	$5.94	34	$18,123

Non-statutory Stock Option Plans:
Options Outstanding	90,840	$10.23	12	$647
Expected to Vest	90,840	$10.23	12	$647
Options Exercisable	90,840	$10.23	12	$647

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during 2005, 2006 and 2007 was $554, $4,332 and $1,977, respectively. Cash received from stock options exercised during 2005, 2006 and 2007 was $417, $959 and $803, respectively.

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

(13) Subsequent Event

On January 16, 2008, AMVAC acquired the Orthene® insecticide product line from Valent U.S.A. Corporation. The transfer of ownership included proprietary formulation information, registration rights, marketing material, certain intellectual property rights and existing inventories of Orthene.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS”) substantially all of the assets relating to the business conducted at BCS’s facility located in Marsing, Idaho (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets included real property, buildings, formulating and packaging lines, raw material storage, warehousing, container recertification, a quality control laboratory, inventory and offices associated with the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. In connection with the acquisition, AMVAC and BCS have agreed to enter into a master processor agreement under which AMVAC will continue to provide certain tolling services to BCS over the next four years.

(14) Quarterly Data—Unaudited

Quarterly Data—2007	March 31	June 30	September 30	December 31
Net sales	$40,906	$50,028	$56,641	$69,087
Gross profit	18,417	22,227	24,161	30,925
Net income	2,126	3,591	5,447	7,564
Basic net income per share	.08	.14	.21	.29
Diluted net income per share	.08	.13	.20	.28

Quarterly Data—2006
Net sales	$44,744	$42,721	$51,244	$55,062
Gross profit	18,307	17,658	22,327	24,066
Net income	2,475	3,315	4,249	5,409
Basic net income per share	.10	.13	.16	.21
Diluted net income per share	.09	.12	.16	.20

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute.*

10.6	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its Executive and Senior Officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.)

10.7	Form of Indemnification Agreement between American Vanguard Corporation and its Directors.(1)

10.8	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

10.9	Asset Purchase Agreement dated December 14, 2007 by and between Chemtura Corporation and AMVAC Chemical Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC).*

10.10	Asset Purchase and Sale Agreement dated December 28, 2007 by and between Valent USA Corporation and AMVAC Chemical Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC).*

10.11	Lease dated December 28, 2007 by and between BASF Corporation and AMVAC Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC).*

10.12	Manufacturing and Shared Service Agreement dated as of December 31, 2007 by and between BASF Corporation and AMVAC Chemical Corporation (portions of which, indicated by an asterisk, the Company has requested be treated confidentially by the SEC).*

Exhibit Number	Description of Exhibit
21	List of Subsidiaries of the Company.*

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Filed with the Company’s Original Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference.