Form 10-Q
period 2008-03-31
AMERICAN VANGUARD CORP
filed 2008-05-12
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Common Stock, $.10 Par Value—26,479,452 shares as of May 8, 2008.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2008	2007
Net sales	$40,934	$40,906
Cost of sales	23,198	22,489

Gross profit	17,736	18,417
Operating expenses	13,946	12,999

Operating income	3,790	5,418
Interest expense	1,015	1,895
Interest income	—	(5)
Interest capitalized	(50)	(16)

Income before income tax	2,825	3,544
Income tax expense	1,092	1,418

Net income	$1,733	$2,126

Earnings per common share—basic	$.07	$.08

Earnings per common share—assuming dilution	$.06	$.08

Weighted average shares outstanding—basic	26,464	26,163

Weighted average shares outstanding—assuming dilution	27,466	27,330

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$2,289	$3,201
Receivables:
Trade	64,342	55,925
Other	630	645

	64,972	56,570

Inventories	90,284	63,455
Prepaid expenses	3,658	2,214

Total current assets	161,203	125,440
Property, plant and equipment, net	38,284	36,330
Land held for development	211	211
Intangible assets	92,470	85,318
Other assets	1,293	1,282

	$293,461	$248,581

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,106	$4,106
Accounts payable	20,505	13,796
Accrued program costs	20,425	24,191
Accrued expenses and other payables	6,579	6,355
Income taxes payable	1,886	1,848

Total current liabilities	53,501	50,296
Long-term debt, excluding current installments	96,628	56,155
Deferred income taxes	2,391	2,391

Total liabilities	152,520	108,842

Commitments and contingent liabilities (Notes 7 and 11)
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,706,248 shares at March 31, 2008 and 28,650,829 shares at December 31, 2007	2,871	2,865
Additional paid-in capital	37,293	36,551
Accumulated other comprehensive income	108	64
Retained earnings	103,414	103,004

	143,686	142,484
Less treasury stock, at cost, 2,226,796 shares at March 31, 2008 and December 31, 2007	(2,745)	(2,745)

Total stockholders’ equity	140,941	139,739

	$293,461	$248,581

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2008 and 2007

(Unaudited)

Increase (decrease) in cash	2008	2007
Cash flows from operating activities:
Net income	$1,733	$2,126
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,762	2,098
Stock-based compensation expense related to stock options and employee stock purchases	235	264
Changes in assets and liabilities associated with operations:
Increase in receivables	(8,185)	(3,217)
Decrease in provision for doubtful accounts	(217)	—
Increase in inventories	(26,829)	(3,035)
(Increase) Decrease in prepaid expenses and other assets	(1,483)	382
Increase (Decrease) in accounts payable	6,859	(3,543)
Decrease in other current liabilities	(4,977)	(818)

Net cash used in operating activities	(30,102)	(5,743)

Cash flows from investing activities:
Capital expenditures	(3,631)	(680)
Acquisitions of intangible assets	(8,209)	(1,576)
Net decrease in other non-current assets	—	25

Net cash used in investing activities	(11,840)	(2,231)

Cash flows from financing activities:
Net borrowings under line of credit agreement	41,500	9,000
Principal payments on long-term debt	(1,027)	(526)
Proceeds from the issuance of common stock (exercise of stock options and sale of stock under ESPP)	513	418

Net cash provided by financing activities	40,986	8,892

Net (decrease) increase in cash	(956)	918
Cash and cash equivalents at beginning of year	3,201	1,844
Effect of exchange rate changes on cash	44	100

Cash and cash equivalents as of March 31	$2,289	$2,862

Supplemental schedule of non-cash investing and financial activities:

On March 10, 2008, the Company announced that the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323,000.

On March 13, 2007, the Board of Directors declared a cash dividend of $0.04 per share. The dividend was distributed on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. Cash dividends paid April 13, 2007 totaled $1,047,000.

During the quarter ended March 31, 2008, the Company completed the purchase of certain assets which totaled $350,000 of which $200,000 was paid in cash during the period. The balance is due in March 2009.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Property, plant and equipment at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Land	$2,441	$2,441
Buildings and improvements	6,804	6,791
Machinery and equipment	68,542	66,257
Office furniture, fixtures and equipment	5,284	5,054
Automotive equipment	269	269
Construction in progress	6,291	5,186

	89,631	85,998
Less accumulated depreciation	51,347	49,668

	$38,284	$36,330

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished products	$82,783	$56,860
Raw materials	7,501	6,595

	$90,284	$63,455

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2008	2007
Net sales:
Crop	$35,111	$32,349
Non-crop	5,823	8,557

	$40,934	$40,906

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On March 10, 2008 the Company announced that the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323,000.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$1,733	$2,126

Denominator:
Weighted averages shares outstanding	26,464	26,163
Assumed exercise of stock options	1,002	1,167

	27,466	27,330

7. Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the Company’s credit agreement with its banks. For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2008 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,
	2008	2007
Net income	$1,733	$2,126
Foreign currency translation adjustment	44	100

Comprehensive income	$1,777	$2,226

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

During the three months ended March 31, 2008, the Company granted a 10-year option to an employee to acquire 6,779 shares of common stock at an exercise price of $14.75. The option vests over three equal annual installments. The option was valued using the Black-Scholes option-pricing model at $6.48 per share and the company recognized a corresponding expense of $43,907 when granted. Assumptions used to value the option were: expected term of 10 years, expected volatility of 50%, expected annual dividends of 0.5%, and a risk-free interest rate of 2.45%.

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

During the three months ended March 31, 2008, employees and directors exercised options to acquire 36,900 shares of common stock. Cash received upon exercise was $90,945 or $2.46 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $445,760 (or $12.08 per share). During the three months ended March 31, 2007, employees exercised options to acquire 67,360 shares of common stock. Cash received upon exercise was $193,864 or $2.88 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $871,149 (or $12.93 per share).

There were options to acquire 9,400 shares that were terminated during the three months ended March 31, 2008, which had an exercise price of $14.74. The shares were vested when terminated. There were no options terminated in the three months ended March 31, 2007.

As of March 31, 2008, the Company had approximately $72,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 0.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures. Stock based compensation expense recognized consisted of the following:

	Three months ended March 31,
	2008	2007
Expense related to employee stock options	$70	$140
Expense related to director stock awards	75	79
Expense related to employee stock awards	50	—
Expense related to employee stock purchases	40	45

Total SFAS 123(R) expense	$235	$264

11. Legal Proceedings—On occasion, the Company and/or AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, are involved as either a plaintiff or defendant to claims and legal actions incidental to their operations.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A. DBCP Cases

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Most of the cases are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of 3,592 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

There are a number of domestic cases pending against AMVAC involving claims relating to DBCP exposure in which there has been recent activity. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs who were field workers claiming sterility and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC entered into a settlement with the 13 plaintiffs without any admission of liability for payment of $300,000 in total; that settlement was approved by the court on April 24, 2007. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants commencing July 19, 2007 for 12 plaintiffs (as one was transferred to the Mejia case) and, on November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. On March 7, 2008, the trial court in Tellez granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages ($2.5 million) against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. The court also reversed the finding of strict products liability against Dole. As this case impacts the other DBCP suits, the Company is monitoring these developments.

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 26 Nicaraguan plaintiffs who claim sterility and were allegedly DBCP applicators, remains pending in the Los Angeles Superior Court; it had been stayed pending resolution of Tellez with the remaining defendants.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Plaintiffs in Mejia filed a second amended complaint on January 22, 2008, and the case has been set for trial for March 16, 2009. The court has advised that discovery will be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery has not yet begun in this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal, which is pending. The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for June 16, 2008.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues are class certification and/or the possible addition of class members as individual defendants. Written discovery to defendants was conducted on venue-related issues. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs have filed a preliminary motion for class certification which is scheduled for June 4, 2008 and will be vigorously opposed by all defendants.

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

B. Other Matters

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

In a related action, on May 1, 2008, AMVAC filed a complaint and motion for a temporary restraining order against Aceto Agricultural Chemicals Corporation (“Aceto”) with the U.S. District Court for the Northern District of Georgia, Atlanta Division in a matter entitled Amvac Chemical Corporation v. Aceto Agricultural Chemicals Corporation. In its complaint, AMVAC alleges that Aceto has infringed against AMVAC’s patent and trademark relating to the EZ Load closed delivery system by selling product through such system since August 1, 2007 without having a license to the EZ Load intellectual property. In the action AMVAC seeks both injunctive relief and damages. On May 2, 2008, AMVAC sought and obtained a temporary restraining order (“TRO”) prohibiting Aceto from, among other things, selling any product through the EZ Load system. In reaching its decision to grant a TRO, the court found that there is a substantial likelihood of success on the merits of AMVAC’s claim for patent infringement. AMVAC has made a motion for a preliminary injunction; however, the court has not yet set a hearing date for the motion.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

On March 14, 2008, AMVAC’s registered agent was served with a summons and complaint for damages arising from breach of warranty, negligence and strict liability in a matter entitled East Coast Growers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). In East Coast, plaintiff, a tomato grower, alleges damages of about $1.2 million from reduced crop yield due to clogging of application equipment by contaminated or defective insecticide. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (No. 8:08-CV-00701-T30 EAJ). AMVAC believes that the case has no merit and intends to defend it vigorously. It is too early in the matter to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

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

12. Recently Issued Accounting Guidance—In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The company is currently evaluating the effect SFAS No. 161 will have on its the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and rules related to deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (“minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and intermin periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoptions is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In December 2007, the FASB issued SFAS No. 141 (Revised) (“SFAS 141 (R)”) , “Business Combinations”. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Columnar Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Quarter Ended March 31 (columnar numbers in thousands):

	2008	2007	Change
Net sales:
Crop	$35,111	$32,349	$2,762
Non-crop	5,823	8,557	(2,734)

	$40,934	$40,906	$28

Gross profit:
Crop	$15,447	$14,637	$810
Non-crop	2,289	3,780	(1,491)

	$17,736	$18,417	$(681)

The Company reported net income of $1,733,000 or $0.06 per diluted share for the first quarter ended March 31, 2008. This compared to net income of $2,126,000 or $0.08 per diluted share for the same period in 2007.

Net sales for the first quarter of 2008 at $40,934,000 were in line with sales for the first quarter of 2007. Sales of our newly acquired products (primarily non-corn) were strong. As previously announced, adverse mid-west weather conditions including over-abundant rainfall and cold temperatures have affected preparation for and implementation of crop planting in large sections of the Corn Belt. This has had a direct impact on some of our product lines.

Cost of sales increased in the first quarter of 2008 ending at $23,198,000 or 56.7% of sales. This compared to $22,498,000 and 55% of sales for the same period last year. Within cost of sales, our raw material costs increased compared to the same period of the prior year. These increases were caused by the specific mix of products sold plus some significant and rapid price increases in our key raw materials particularly sulphur (up 400%) and phosphorous (up 100%) which are both used extensively in our product lines. Factory operating costs were well controlled and ended the quarter down 3.6% compared to the same period last year. The new acquired facilities at Hannibal, MS and Marsing, ID (reported in the Company’s Form 10-K for the financial year 2007) are expected to become fully operational by the end of the second quarter of 2008. Gross profits were down 3.7% at $17,736,000 compared to the same period last year of $18,417,000.

It should be noted, when making comparisons with other companies’ financial statements, that the Company reports distribution costs in operating expenses and not as a part of cost of goods sold.

Operating expenses, which are net of other income and expenses, increased by $947,000 to end at $13,946,000 compared to last year $12,999,000. The differences in operating expenses by department are as follows:

	2008	2007	Change
Selling	$4,804	$4,542	$262
General and administrative	3,818	3,954	(136)
Research, product development and regulatory	1,839	1,617	222
Freight, delivery and warehousing	3,485	2,886	599

	$13,946	$12,999	$947

•

Selling expenses increased by $262,000 to end at $4,804,000 in the first quarter of 2008 compared to the same period last year. Included in this change, advertising and promotional spending increased $302,000 supporting growth of our new product lines and positioning our corn soil insecticides in the market.

•	General and administrative expenses reduced by $136,000 to $3,818,000. The main driver of this reduction is a reduction in legal costs which were down $182,000 compared to the same period last year.

•

Research and product development costs and regulatory registration expenses increased by $222,000 to end at $1,839,000. This included product defense costs which increased by $240,000 compared to the same period last year.

•

Freight, delivery and warehousing costs increased by $599,000 to $3,485,000 in the first quarter of 2008 compared to the same period in 2007. This change is driven by mix of sales, inclusion of new product lines, the increase in inventory levels after the weaker than expected sales of our corn soil insecticide product lines and finally, increased freight costs.

Interest costs before capitalized interest and interest income were $1,015,000 in the quarter ended March 31, 2008 as compared to $1,895,000 in the same period in 2007. The Company’s average overall debt for the quarter ended March 31, 2008 was $77,197,000 and effective interest rate was 5.26%. This compares to $95,237,000 and an effective interest rate of 7.95% for the same period in 2007. The Company capitalized $50,000 of interest related to construction in progress during the first quarter of 2008; this compares to $16,000 for the same period last year.

Income tax expense decreased by $326,000 to end at $1,092,000 for the first quarter of 2008 compared to the same period last year. Our effective tax rate is at 38.65%, which compares with an effective rate of 40% for the same period of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company used $30,102,000 of cash in operating activities during the quarter ended March 31, 2008. This compared to $5,743,000 in the same period of last year. Net income of $1,733,000, non-cash depreciation and amortization of $2,762,000 and stock based compensation expense of $235,000 provided a net cash inflow of $4,730,000. This was offset by an increase in working capital of $34,832,000 mainly driven by inventories which increased by $26,829,000. In addition, receivables increased by $8,402,000, prepaid expenses and other current assets up $1,483,000, payables up $6,859,000 and other current liabilities down $4,977,000.

Inventories increased significantly in the quarter driven first by the growth and development of our product portfolio, significant raw material price increases (for example sulphur and phosphorous) and slower than expected sales in the first quarter. Payables were up by $6,859,000 offsetting some of the inventory increase.

The Company used $11,840,000 in investing activities during the quarter ended March 31, 2008. It invested $8,209,000 in intangible assets and $3,631,000 in capital expenditures.

Financing activities provided $40,986,000 during the first quarter of 2008, compared to $8,892,000 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased by $41,500,000. The Company received $513,000 from the exercise of stock options and the sale of common stock under its ESPP. Finally, the Company made payments on its long-term debt of $1,027,000 during the quarter.

At March 31, 2008 total indebtedness stood at $100,734,000 compared to $106,341,000 at March 31, 2007. At December 2007 total indebtedness was at $60,261,000. At both March 31, 2008 and March 31, 2007, the Company met all requirements under the covenants on its loan facilities. Furthermore based on its position relative to the covenants under the loan agreements, as at March 31, 2008, the Company had $14,014,000 available on its revolving line of credit compared to $5,409,000 at the end of the first quarter of the prior year.

In addition, we have $30,000,000 available under an accordion feature of the company’s term-loan facility.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The company is currently evaluating the effect SFAS No. 161 will have on its financial presentations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and rules related to deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (“minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and intermin periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoptions is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised) (“SFAS 141 (R)”) , “Business Combinations”. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition

Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customers’ instructions, the sales price is determinable, and collection is reasonably assured.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2007. The Company does not use derivative financial instruments for speculative or trading purposes; however, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60 million) from time to time outstanding.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of March 31, 2008, the Company had not established a formal foreign currency hedging program. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

In addition to the above, there are no material changes related to market risk from disclosures in American Vanguard’s Report on Form 10K for the fiscal year ending December 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2008, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at March 31, 2008, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1.	Legal Proceedings

On occasion, the Company and/or AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, are involved as either a plaintiff or defendant to claims and legal actions incidental to their operations.

A. DBCP Cases

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

Thus far there are approximately 90 lawsuits filed by former banana workers in which AMVAC has been named as a party. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Most of the cases are unserved suits pending in Nicaragua. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The suits pending in Nicaragua that name AMVAC have been filed on behalf of 3,592 claimants. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

There are a number of domestic cases pending against AMVAC involving claims relating to DBCP exposure in which there has been recent activity. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs who were field workers claiming sterility and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC entered into a settlement with the 13 plaintiffs without any admission of liability for payment of $300,000 in total; that settlement was approved by the court on April 24, 2007. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants commencing July 19, 2007 for 12 plaintiffs (as one was transferred to the Mejia case) and, on November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. On March 7, 2008, the trial court in Tellez granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages ($2.5 million) against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. The court also reversed the finding of strict products liability against Dole. As this case impacts the other DBCP suits, the Company is monitoring these developments.

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, currently involving 26 Nicaraguan plaintiffs who claim sterility and were allegedly DBCP applicators, remains pending in the Los Angeles Superior Court; it had been stayed pending resolution of Tellez with the remaining defendants. Plaintiffs in Mejia filed a second amended complaint on January 22, 2008, and the case has been set for trial for March 16, 2009. The court has advised that discovery will be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery has not yet begun in this case. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal, which is pending. The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for June 16, 2008.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues are class certification and/or the possible addition of class members as individual defendants. Written discovery to defendants was conducted on venue-related issues. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs have filed a preliminary motion for class certification which is scheduled for June 4, 2008 and will be vigorously opposed by all defendants.

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

B. Other Matters

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

In a related action, on May 1, 2008, AMVAC filed a complaint and motion for a temporary restraining order against Aceto Agricultural Chemicals Corporation (“Aceto”) with the U.S. District Court for the Northern District of Georgia, Atlanta Division in a matter entitled Amvac Chemical Corporation v. Aceto Agricultural Chemicals Corporation. In its complaint, AMVAC alleges that Aceto has infringed against AMVAC’s patent and trademark relating to the EZ Load closed delivery system by selling product through such system since August 1, 2007 without having a license to the EZ Load intellectual property. In the action AMVAC seeks both injunctive relief and damages. On May 2, 2008, AMVAC sought and obtained a temporary restraining order (“TRO”) prohibiting Aceto from, among other things, selling any product through the EZ Load system. In reaching its decision to grant a TRO, the court found that there is a substantial likelihood of success on the merits of AMVAC’s claim for patent infringement. AMVAC has made a motion for a preliminary injunction; however, the court has not yet set a hearing date for the motion.

On March 14, 2008, AMVAC’s registered agent was served with a summons and complaint for damages arising from breach of warranty, negligence and strict liability in a matter entitled East Coast Growers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). In East Coast, plaintiff, a tomato grower, alleges damages of about $1.2 million from reduced crop yield due to clogging of application equipment by contaminated or defective insecticide. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (No. 8:08-CV-00701-T30 EAJ). AMVAC believes that the case has no merit and intends to defend it vigorously. It is too early in the matter to make an assessment of the likelihood of there being an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amended Bylaws Effective as of March 31, 2008.

10.1	Employment Agreement of David T. Johnson dated as of March 7, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 8, 2008	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 8, 2008	By:	/s/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer,