Form 10-Q
period 2008-06-30
AMERICAN VANGUARD CORP
filed 2008-08-08
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Common Stock, $.10 Par Value—26,595,159 shares as of August 8, 2008.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
Net sales	$57,908	$50,028	$98,842	$90,934
Cost of sales	34,296	27,801	57,494	50,290

Gross profit	23,612	22,227	41,348	40,644
Operating expenses	15,436	14,477	29,382	27,476

Operating income	8,176	7,750	11,966	13,168
Interest expense	1,232	1,808	2,247	3,703
Interest income	(75)	(28)	(75)	(33)
Interest capitalized	(58)	(14)	(108)	(30)

Income before income taxes	7,077	5,984	9,902	9,528
Income tax expense	2,735	2,393	3,827	3,811

Net income	$4,342	$3,591	$6,075	$5,717

Earnings per common share—basic	$.16	$.14	$.23	$.22

Earnings per common share—assuming dilution	$.16	$.13	$.22	$.21

Weighted average shares outstanding—basic	26,533	26,270	26,499	26,217

Weighted average shares outstanding—assuming dilution	27,474	27,298	27,470	27,309

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	June 30, 2008	Dec. 31, 2007
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$4,741	$3,201
Receivables:
Trade	51,801	55,925
Other	971	645

	52,772	56,570

Inventories	90,708	63,455
Prepaid expenses	4,593	2,214

Total current assets	152,814	125,440
Property, plant and equipment, net	39,693	36,330
Land held for development	211	211
Intangible assets	93,781	85,318
Other assets	1,653	1,282

	$288,152	$248,581

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	Dec. 31, 2007
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,656	$4,106
Accounts payable	16,160	13,796
Accrued program costs	26,073	24,191
Accrued expenses and other payables	4,956	6,355
Income taxes payable	4,454	1,848

Total current liabilities	56,299	50,296
Long-term debt, excluding current installments	83,302	56,155
Deferred income taxes	2,391	2,391

Total liabilities	141,992	108,842

Commitments and contingent liabilities (Notes 7 and 11)
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 28,821,955 shares at June 30, 2008 and 28,650,829 shares at December 31, 2007	2,882	2,865
Additional paid-in capital	37,822	36,551
Accumulated other comprehensive income	445	64
Retained earnings	107,756	103,004

	148,905	142,484
Less treasury stock, at cost, 2,226,796 shares at June 30, 2008 and December 31, 2007	(2,745)	(2,745)

Total stockholders’ equity	146,160	139,739

	$288,152	$248,581

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2008 and 2007

(Unaudited)

Increase (decrease) in cash	2008	2007
Cash flows from operating activities:
Net income	$6,075	$5,717
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,694	4,696
Stock-based compensation expense related to stock options and employee stock purchases	395	298
Changes in assets and liabilities associated with operations:
Decrease in receivables	3,798	28,113
Increase in inventories	(27,253)	(2,430)
Increase in prepaid expenses and other assets	(2,451)	(702)
Increase (decrease) in accounts payable	2,364	(3,576)
Increase in other current liabilities	3,089	5,812

Net cash (used in) provided by provided by operating activities	(8,289)	37,928

Cash flows from investing activities:
Capital expenditures	(6,645)	(1,295)
Acquisitions of intangible assets	(9,048)	(1,875)
Net decrease in other non-current assets	—	72

Net cash used in investing activities	(15,693)	(3,098)

Cash flows from financing activities:
Net borrowings under line of credit agreement	28,000	(30,500)
Principal payments on long-term debt	(2,053)	(2,053)
Proceeds from the issuance of common stock (private equity placement, exercise of stock options and sale of stock under ESPP)	893	1,249
Payment of cash dividends	(1,323)	(1,047)

Net cash provided by (used in) financing activities	25,517	(32,351)

Net increase in cash	1,535	2,479
Cash and cash equivalents at beginning of period	3,201	1,844
Effect of exchange rate changes on cash	5	133

Cash and cash equivalents as of June 30,	$4,741	$4,456

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

During the six months ended June 30, 2008, the Company completed the purchase of certain assets which totaled $2,350,000, of which $600,000 was paid in cash during the period. The balance of $1,750,000 is due at various times through May 2012.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Property, plant and equipment at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Land	$2,458	$2,441
Buildings and improvements	7,003	6,791
Machinery and equipment	63,337	66,257
Office furniture, fixtures and equipment	5,365	5,054
Automotive equipment	269	269
Construction in progress	7,963	5,186

	86,395	85,998
Less accumulated depreciation	46,702	49,668

	$39,693	$36,330

During the period, our proprietary systems included in fixed assets were reviewed and all systems that have been fully depreciated and where ownership has, accordingly, transferred to the grower were removed from our records. The consequent reduction in gross book value and accumulated depreciation was $6,398,000.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2008	December 31, 2007
Finished products	$82,304	$56,860
Raw materials	8,404	6,595

	$90,708	$63,455

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales:
Crop	$47,384	$43,245	$82,495	$75,594
Non-crop	10,524	6,783	16,347	15,340

	$57,908	$50,028	$98,842	$90,934

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator:
Net income	$4,342	$3,591	$6,075	$5,717

Denominator:
Weighted averages shares outstanding	26,533	26,270	26,499	26,217
Assumed exercise of stock options	941	1,028	971	1,092

	27,474	27,298	27,470	27,309

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

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the June 30, 2008 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,342	$3,591	$6,075	$5,717
Unrealized gain from currency forward cover contracts	376	—	376	—
Foreign currency translation adjustment	(39)	33	5	133

Comprehensive income	$4,679	$3,624	$6,456	$5,850

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

During the six months ended June 30, 2008, the Company granted non-executive board members a total of 23,580 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $12.72 per share, which was the publicly traded share price as of the date of grant, and the company will recognize a corresponding expense of $300,000 over the service period which is the non-executive board member’s term of office.

During the six months ended June 30, 2007, the Company granted non-executive board members a total of 22,920 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $13.09 per share, which was the publicly traded share price as of the date of grant, and the company recognized a corresponding expense of $300,000 over the service period which is the non-executive’s term of office.

During the six months ended June 30, 2008, the Company granted a 10-year option to an employee to acquire 6,779 shares of common stock at an exercise price of $14.75. The option vests one-third on the first anniversary of the grant and one-third on each anniversary therafter (three equal installments). The option was valued using the Black-Scholes option-pricing model at $7.11 per share. Assumptions used to value the option were: expected term of 5 years, expected volatility of 50%, expected annual dividends of 0.5%, and a risk-free interest rate of 2.45%. No options were granted during the second quarter of 2008.

During the six months ended June 30, 2007, the Company granted a 10-year option to an employee to acquire 6,349 shares of common stock at an exercise price of $15.75. The option was immediately vested on the date of grant. The option was valued using the Black-Scholes option-pricing model at $6.48 per share and the company recognized a corresponding expense of $41,141 when granted. Assumptions used to value the option were: expected term of 5 years, expected volatility of 41%, expected annual dividends of 0.5%, and a risk-free interest rate of 4.65%.

During the six months ended June 30, 2008, employees and non-executive directors exercised options to acquire 129,027 shares of common stock. Cash received upon exercise was $431,733 or $3.35 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $1,561,202 (or $12.10 per share). During the six months ended June 30, 2007, employees exercised options to acquire 127,040 shares of common stock. Cash received upon exercise was $534,771 or $4.21 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $1,377,193 (or $10.84 per share). There were options to acquire 9,400 shares that were terminated during the six months ended June 30, 2008, which had an exercise price of $14.74. The shares were vested when terminated. There were no options terminated in the six months ended June 30, 2007.

As of June 30, 2008, the Company had approximately $46,000 of unamortized stock-based compensation expenses, which will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

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

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, originally involving 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claim sterility or reduced sperm counts and were allegedly DBCP applicators, remains pending in the Los Angeles Superior Court; it had been

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

stayed pending resolution of Tellez with the remaining defendants. Plaintiffs in Mejia filed a second amended complaint on January 22, 2008, and the case has been set for trial for March 16, 2009. The court has advised that discovery will be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs has just begun. Plaintiffs’ counsel has decided to dismiss the claims of six plaintiffs and presently 11 plaintiffs remain for discovery. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal. Oral argument on plaintiffs’ appeal was heard on July 18, 2008, and the court’s decision is pending. The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for October 7, 2008.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues are class certification and/or the possible addition of class members as individual plaintiffs. Written discovery to defendants was conducted on venue-related issues. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. It is unknown whether additional plaintiffs will be added to this case.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as in Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses. Further, with respect to existing DBCP suits, it is not possible to make a judgment on whether any judgment could have a material adverse effect on the Company’s financial condition and operating results.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. AMVAC believes that the action is without merit and intends to defend it vigorously. However, it is too early in the litigation to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff sought damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which has sold a generic version of the insecticide phorate through the EZ Load system, was a licensee under a license to the EZ Load system with the former patent holder which permitted Aceto to use the EZ Load system through August 1, 2007. Aceto sought, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. On December 19, 2007, the Court entered an order in which it denied plaintiff’s motion for preliminary injunction, finding that Aceto had not met its burden of establishing a likelihood of success on the merits of any claim. Plaintiff filed a notice of appeal of the court’s order.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In a related action, on May 1, 2008, AMVAC filed a complaint and motion for a temporary restraining order and preliminary injunction against Aceto with the U.S. District Court for the Northern District of Georgia, Atlanta Division in a matter entitled Amvac Chemical Corporation v. Aceto Agricultural Chemicals Corporation, Case No. 1:08-CC-1617-CC. In its complaint, AMVAC alleged that Aceto infringed AMVAC’s patent and trademark relating to the EZ Load closed delivery system by selling product through such system after August 1, 2007 without having a license to the EZ Load intellectual property. In the action AMVAC sought both injunctive relief and damages. On May 2, 2008, AMVAC sought and obtained a temporary restraining order (“TRO”) prohibiting Aceto from, among other things, selling any product through the EZ Load system. In reaching its decision to grant a TRO, the court found that there was a substantial likelihood of success on the merits of AMVAC’s claim for patent infringement. On May 16, 2008, the Company issued a press release in which it announced that, in settlement of both litigation matters then pending between AMVAC and Aceto, AMVAC had completed the acquisition of Aceto’s phorate insecticide product line. In addition, the Company agreed to purchase an amount of inventory on hand at the settlement date. That announcement appeared in the Company’s Form 8-K which was filed on May 19, 2008.

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10 th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). At this time, AMVAC does not believe that it is has any liability to Plaintiff and intends to defend the case vigorously. However, it is too early in the matter to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California , County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. The Company believes that the claims have no merit and plans to defend the matter vigorously. Discovery has just commenced and, at this stage, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against the Company or whether such judgment could have an adverse effect upon the Company’s financial performance.

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury – specifically, Parkinson’s disease – from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. It is too early in this litigation to make a judgment on the likelihood of there being an adverse judgment against AMVAC or whether any such judgment could have a material adverse effect on the Company’s financial condition and operating results.

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

12. Recently Issued Accounting Guidance— On May 19, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The objective of this standard is to ensure that the GAAP hierarchy is clearly directed to the entity because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company is currently evaluating the effect SFAS No 162 will have on its published financial statements. Effective sixty days following the SEC’s approval of PCAOB amendment to AU Section 411 – The Meaning of “Present fairly in conformity with GAAP”.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The company is currently evaluating the effect SFAS No. 161 will have on its financial presentations.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and rules related to deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (“minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and intermin periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoptions is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In December 2007, FASB issued SFAS No. 141 (Revised) (“SFAS 141 (R)”) Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial assets and Financial Liabilities, (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

RESULTS OF OPERATIONS

Quarter Ended June 30 (columnar numbers in thousands):

	2008	2007	Change
Net sales:
Crop	$47,384	$43,245	$4,139
Non-crop	10,524	6,783	3,741

	$57,908	$50,028	$7,880

Gross profit:
Crop	$19,233	$18,824	$409
Non-crop	4,379	3,403	976

	$23,612	$22,227	$1,385

The Company reported net income of $4,342,000 or $0.16 per diluted share for the three months ended June 30, 2008. This compared to net income of $3,591,000 or $0.13 per diluted share for the same period in 2007.

Net sales for the three months ended June 2008 at $57,908,000 were 16% higher than sales for the same period in 2007 of $50,028,000. Sales of our newly acquired products (primarily non-corn) were strong. Weather conditions continued to be adverse throughout the quarter, continuing the inclement conditions reported in first quarter. Despite this, our sales have come through strongly in product lines less impacted by weather or focused on regions outside the Corn Belt.

Cost of sales for the three months ended June 2008 was $34,296,000 or 59% of sales. This compared to $27,801,000 or 56% of sales for the same period in 2007. Within cost of sales, both our raw material costs and our facility costs have increased compared to the same period of last year. Gross profits increased by 6% to $23,612,000 compared to the same period last year of $22,227,000.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as a part of cost of goods sold.

Operating expenses increased by $959,000 to $15,436,000, as compared to last year’s balance of $14,477,000. The differences in operating expenses by department are as follows:

	2008	2007	Change
Selling	$4,812	$4,525	$287
General and administrative	4,550	4,451	99
Research, product development and regulatory	1,995	1,592	403
Freight, delivery and warehousing	4,079	3,909	170

	$15,436	$14,477	$959

•

Selling expenses increased by $287,000 to $4,812,000 for the three months ended June 2008, compared to the same period last year. Included in this change, advertising and promotional spending increased by $398,000 continuing to drive growth in our new product lines, field support for our proprietary delivery systems increased by $188,000. Offsetting these cost increases, general selling expenses including program costs were down $299,000.

•

General and administrative expenses increased by $99,000 to $4,550,000 compared to $4,451,000 for the same period of 2007. Included in this change, intangible amortization increased by $333,000, as a result of acquisitions of new product lines over the past twelve months. Offsetting this increase, other expenses including tax advice, legal, consulting services reduced by $234,000 compared to the same period of 2007.

•

Research, product development costs and regulatory registration expenses increased by $403,000 to $1,995,000 as compared to the same period of 2007. The main driver relates to increased regulatory and product defense costs in North America and Europe.

•

Freight, delivery and warehousing costs increased by $170,000 to $4,079,000 or 7% of sales. This compares with $3,909,000 or 7.8% of sales in the same period of 2007. The improvement in proportion to sales is driven by good control of freight expenses plus the mix of product sales compared to 2007.

Interest costs before capitalized interest and interest income were $1,232,000 in the quarter ended June 30, 2008 compared to $1,808,000 in the same period in 2007. The Company’s average overall indebtedness for the quarter ended June 30, 2008 was $99,280,000 and the effective interest rate was 5%. This compared to $97,948,000 and an effective interest rate of 7.4% for the same period in 2007. The reduction in effective interest rate is driven by Federal Reserve reductions in the US Prime Interest Rate during the intervening months. In July 2007 the Prime rate was 8.25% and, following a number of reductions, is now at 5%. The Company had $75,000 of interest income during the period and capitalized $58,000 of interest related to construction in progress during the second quarter of 2008; this compares to $14,000 for the same period last year.

Income tax expense increased by $342,000 to end at $2,735,000 for the second quarter of 2008 compared to the same period last year. Our effective tax rate is at 38.65%, which compares with an effective rate of 40% for the same period of the prior year.

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

Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. The Company’s cost structure, the combination of variable revenue streams, and the changing product mixes, result in varying quarterly levels of profitability.

Six Months Ended June 30 (columnar numbers in thousands):

	2008	2007	Change
Net sales:
Crop	$82,495	$75,594	$6,901
Non-crop	16,347	15,340	1,007

	$98,842	$90,934	$7,908

Gross profit:
Crop	$34,680	$33,461	$1,219
Non-crop	6,668	7,183	(515)

	$41,348	$40,644	$704

The Company reported net income of $6,075,000 or $0.22 per diluted share for the six months ended June 30, 2008. This compares with $5,717,000 and $0.21 per diluted share for the same period of 2007. This represents a 6.2% period on period improvement.

Net sales for the first six months of 2008 at $98,842,000 were 9% higher than sales for the same period of 2007 of $90,934,000. Sales of our newly acquired products (primarily non-corn) continued to perform strongly. As noted above, adverse weather conditions continued to affect sales into the Corn Belt throughout the six month period to the end of June 2008. Our sales have come through strongly in product lines less impacted by weather or focused on regions outside the Corn Belt.

Cost of sales ended at $57,494,000 or 58% of sales compared to $50,290,000 or 55% of sales for the same period of 2007. Within cost of sales, both our raw material costs and our facility costs have increased compared to the same period of last year. Gross profits were up 2% at $41,348,000, compared to the same period last year of $40,644,000.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as a part of cost of goods sold.

Operating expenses increased by $1,906,000 to end at $29,382,000 compared to last year $27,476,000. The differences in operating expenses by department are as follows:

	2008	2007	Change
Selling	$9,616	$9,067	$549
General and administrative	8,368	8,405	(37)
Research, product development and regulatory	3,834	3,209	625
Freight, delivery and warehousing	7,564	6,795	769

	$29,382	$27,476	$1,906

•

Selling expenses increased by $549,000 to $9,616,000 as compared to $9,067,000 for the same period of 2007. Included in this change, advertising and promotional spending in support of our expanded product line portfolio increased by $683,000; our expenses associated with field service of our proprietary delivery systems increased by $519,000. Offsetting these cost increases, our general expenses, and program costs were lower by $653,000.

•

General and administrative expenses decreased slightly to $8,368,000, down $37,000 compared to the same period of last year. Intangible amortization expenses increased by $526,000 compared to the prior year as a result of additional product lines. Offsetting this increase, our general expenses, legal costs, tax advice and payroll costs were down $563,000 as compared to the same period of 2007.

•

Research, product development costs and regulatory registration expenses increased by $625,000 to $3,834,000 as compared to $3,209,000 in the same period of 2007. The main drivers were increased regulatory and product defense costs in North America and Europe.

•

Freight, delivery and warehousing costs increased by $769,000 to $7,564,000 or 7.7% of sales compared to 7.5% for the same period in 2007. This increase as a proportion of sales is the result of the mix of product line volume and the impact of our distribution network throughout the US.

Interest costs before capitalized interest and interest income were $2,247,000 in the six month period ended June 30, 2008 compared to $3,703,000 in the same period in 2007. The Company’s average overall debt for the six months ended June 30, 2008 was $88,497,000 and the effective interest rate was 5.1%. This compares to $96,733,000 and an effective interest rate of 7.7% for the same period in 2007. As noted earlier in this statement, the reduction in effective interest rate is driven by Federal Reserve reductions in the US Prime Interest Rate. The Company earned interest income from investments of $75,000 during the period and capitalized $108,000 of interest related to construction in progress during the second quarter of 2008; this compares to $30,000 for the same period last year.

Income tax expense increased by $15,000 to end at $3,827,000 for the first six moths of 2008 compared to the same period last year. Our effective tax rate is at 38.65%, which compares with an effective rate of 40% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $8,289,000 of cash in operating activities during the six months ended June 30, 2008. This compared to generating $37,928,000 in the same period of last year. Net income of $6,075,000, non-cash depreciation and amortization of $5,694,000 and stock based compensation expense of $395,000 provided a net cash inflow of $12,164,000 compared to $10,711,000 for the same period last year. This was offset by a net increase in assets and liabilities of $20,453,000 mainly driven by inventories which increased by $27,253,000. Offsetting the increase; receivables, prepaid expenses and other current assets reduced by $6,797,000.

Inventories increased during the first six months of 2008 ending at $90,708,000 compared to $63,455,000 at the end of December 2007. Of the $27,253,000 increase, $14,500,000 is associated with new product lines or product lines where our market position has strengthened and we have put in place higher inventories to respond to expected demand. The balance of the increase relates to the progress of the seasons, the weather, our slower than anticipated sales in the mid west corn belt in the early part of the year and the impact of raw material price increases.

The Company used $15,693,000 in investing activities during the six months ended June 2008 including $9,048,000 on the acquisition of new product lines and $6,645,000 on the acquisition of fixed assets including the development of our Metam facility in Axis, the updating of our newly acquired facilities at Hannibal, MO and Marsing, ID and on our proprietary delivery systems.

Financing activities provided $25,517,000 during the first six months of 2008, compared to utilizing $32,351,000 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased during the six month period ending at $28,000,000. The Company received $893,000 from the exercise of stock options and the sale of common stock under its ESPP. Finally, the Company made a dividend payment of $1,323,000 and payments on its long-term debt of $2,053,000.

At June 30, 2008 total indebtedness stood at $87,958,000 compared to $60,261,000 at December 31, 2007. At June 30, 2008, December 31, 2007 and June 30, 2007, the Company met all requirements under the covenants on its loan facilities. As at June 30, 2008, based on its position relative to the covenants under the loan agreements, the Company had $30,535,000 available on its revolving line of credit. This compares to $36,664,000 at the end of the second quarter of the prior year.

In addition, the Company has $30,000,000 available under an accordion feature of the company’s term-loan facility.

RECENTLY ISSUED ACCOUNTING GUIDANCE

On May 19, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The objective of this standard is to ensure that the GAAP hierarchy is clearly directed to the entity because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company is currently evaluating the effect SFAS No 162 will have on its published financial statements. Effective sixty days following the SEC’s approval of PCAOB amendment to AU Section 411 – The Meaning of “Present fairly in conformity with GAAP”.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The company is currently evaluating the effect SFAS No. 161 will have on its financial presentations.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and rules related to deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (“minority interest”) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and intermin periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoptions is prohibited. The Company is evaluating the adoption of SFAS 160 and its impact on the Company’s consolidated financial position, cash flows and results of operations.

In December 2007, FASB issued SFAS No. 141 (Revised) (“SFAS 141 (R)”) Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial assets and Financial Liabilities, (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

Accrued Program Costs

Programs are a critical part of doing business in the agricultural chemicals business place. Essentially they are volume or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season. Each quarter management uses experience and market place knowledge to estimate the current liability.

Long-lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset.

Property, Plant and Equipment and Depreciation

Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, and construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average year to date exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income. The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts

Derivative financial instruments and hedge activities

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair value on the balance sheet. The company has put in place as a hedge against the foreign currency exposure of a foreign currency denominated forecast purchase transaction. The Company tests its derivative instruments for effectiveness using the dollar offset ratio and for ineffectiveness using the hypothetical derivative method. This test is completed at the end of each quarter. If forward exchange contracts are deemed to be effective, then the gain or loss is reported as an adjustment to other comprehensive income. As at June 30, 2008, all the Company’s derivative instruments have been tested and deemed to be fully effective.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2007. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60 million) from time to time outstanding.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of June 30, 2008, the Company has implemented a formal foreign currency hedging program for the Euro. This program, is based on covering forward specific purchase orders where the contract includes a commitment to settle in the suppliers’ functional currency. In addition, the Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

As part of an on going process of assessing business risk, management have identified the following risk factors in addition to those factors identified in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s key customers typically carry competing product lines and may be influenced by the Company’s larger competitors—A significant portion of the Company’s products are sold to national distributors who also carry product lines of competitors that are much larger than the Company. Typically, revenues from the sales of these competing product lines and related program incentives constitute a greater part of our distributors’ income than do revenues from sales and program incentives arising from the Company’s product lines. Further, these distributors are often under pressure to market competing product lines in favor of the Company’s. In light of these facts, there is no assurance that such customers will market or continue to market our products aggressively or successfully or that the Company will be able to influence such customers to purchase our products in favor of those of our competitors.

To the extent that capacity utilization is not fully realized at its manufacturing facilities, the Company may experience lower profitability—The Company has pursued a business strategy of acquiring manufacturing facilities at a steep discount to their replacement value. These acquisitions have enabled the Company to be more independent of overseas manufacturers than some of our competitors. While the Company endeavors continuously to maximize utilization of these several facilities, our success in these endeavors is dependent upon many factors beyond our control, including fluctuating market conditions, product life cycles, weather conditions, availability of raw materials and regulatory constraints, among other things. There can be no assurance that the Company will be able to maximize its utilization of capacity at its manufacturing facilities. To the extent that the Company experiences excess manufacturing capacity, it may experience lower profitability.

Reduced availability and higher prices of raw materials may reduce the Company’s profitability and could threaten the viability of some of its products—In the recent past, there has been a material reduction in the number of suppliers of certain important raw materials used by the Company in many of its products. Certain such raw materials are available solely from sources overseas or from single sources domestically. The price of these raw materials has increased sharply over the past year and continues to trend upward. Demand for these materials, however, appears to continue unabated within this industry. There can be no assurance that the

Company will be able to source some or all of these materials indefinitely or that it will be able to do so at a level of cost that will enable it to maintain its profit margin on its products.

Foreign currency risk and the use of derivative instruments and hedging activities—The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to work in its functional currency and engages in agreements – primarily material purchase contracts – that require settlement in a different currency. The Company has decided to established focused and fully effective cash flow hedge based derivatives in order to protect its trading performance from the exposure to movements in exchange rate over time. The Company sets up foreign currency forward cover contracts via Bank of the West. The hedges are tested at the end of each quarter and the effective portions of gains and losses are recorded in other comprehensive income. The ineffective portions are recorded in current earnings. At the end of June 2008, our hedge instruments have been tested and deemed to be fully effective.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2008, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2008, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc., et al, originally involving 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claim sterility or reduced sperm counts and were allegedly DBCP applicators, remains pending in the Los Angeles Superior Court; it had been stayed pending resolution of Tellez with the remaining defendants. Plaintiffs in Mejia filed a second amended complaint on January 22, 2008, and the case has been set for trial for March 16, 2009. The court has advised that discovery will be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs has just begun. Plaintiffs’ counsel has decided to dismiss the claims of six plaintiffs and presently 11 plaintiffs remain for discovery. It is too early to provide any evaluation of the likelihood of an unfavorable outcome at this time. At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal. Oral argument on plaintiffs’ appeal was heard on July 18, 2008, and the court’s decision is pending. The seven state court suits have been declared complex and have been assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for October 7, 2008.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues are class certification and/or the possible addition of class members as individual plaintiffs. Written discovery to defendants was conducted on venue-related issues. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. It is unknown whether additional plaintiffs will be added to this case.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as in Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses. Further, with respect to existing DBCP suits, it is not possible to make a judgment on whether any judgment could have a material adverse effect on the Company’s financial condition and operating results.

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

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. AMVAC believes that the action is without merit and intends to defend it vigorously. However, it is too early in the litigation to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

On May 30, 2007, AMVAC’s registered agent was served with a summons, complaint and motion for preliminary injunction by Aceto Agricultural Chemicals Corporation (“Aceto”) in a matter entitled Aceto Agricultural Chemicals Corporation v. AMVAC Chemical Corporation, which was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division as Case No. 1:07-CV-1236-CC. In this action, plaintiff sought damages and injunctive relief for alleged antitrust violations arising from AMVAC’s purchase of the patent relating to the EZ Load® closed delivery system. Aceto, which has sold a generic version of the insecticide phorate through the EZ Load system, was a licensee under a license to the EZ Load system with the former patent holder which permitted Aceto to use the EZ Load system through August 1, 2007. Aceto sought, among other things, to enjoin AMVAC from asserting its patent rights following the expiration of Aceto’s license. On December 19, 2007, the Court entered an order in which it denied plaintiff’s motion for preliminary injunction, finding that Aceto had not met its burden of establishing a likelihood of success on the merits of any claim. Plaintiff filed a notice of appeal of the court’s order.

In a related action, on May 1, 2008, AMVAC filed a complaint and motion for a temporary restraining order and preliminary injunction against Aceto with the U.S. District Court for the Northern District of Georgia,

Atlanta Division in a matter entitled Amvac Chemical Corporation v. Aceto Agricultural Chemicals Corporation, Case No. 1:08-CC-1617-CC. In its complaint, AMVAC alleged that Aceto infringed AMVAC’s patent and trademark relating to the EZ Load closed delivery system by selling product through such system after August 1, 2007 without having a license to the EZ Load intellectual property. In the action AMVAC sought both injunctive relief and damages. On May 2, 2008, AMVAC sought and obtained a temporary restraining order (“TRO”) prohibiting Aceto from, among other things, selling any product through the EZ Load system. In reaching its decision to grant a TRO, the court found that there was a substantial likelihood of success on the merits of AMVAC’s claim for patent infringement. On May 16, 2008, the Company issued a press release in which it announced that, in settlement of both litigation matters then pending between AMVAC and Aceto, AMVAC had completed the acquisition of Aceto’s phorate insecticide product line. In addition, the Company agreed to purchase an amount of inventory on hand at the settlement date. That announcement appeared in the Company’s Form 8-K which was filed on May 19, 2008.

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). At this time, AMVAC does not believe that it is has any liability to Plaintiff and intends to defend the case vigorously. However, it is too early in the matter to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California , County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. The Company believes that the claims have no merit and plans to defend the matter vigorously. Discovery has just commenced and, at this stage, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against the Company or whether such judgment could have an adverse effect upon the Company’s financial performance.

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury – specifically, Parkinson’s disease – from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. It is too early in this litigation to make a judgment on the likelihood of there being an adverse judgment against AMVAC or whether any such judgment could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company held its Annual Meeting of Stockholders on June 8, 2008. There were present at the Annual Meeting, in person or by proxy, stockholders holding 21,338,775 shares, representing 81% of the total number of shares outstanding and entitled to vote at the meeting with such percentage representing a quorum. Two matters were submitted to a vote of the Stockholders.

1. The following individuals were nominated and elected to serve as directors as set forth below:

	Votes “For”	Votes to “Withhold Authority”
Herbert A. Kraft	18,951,025	2,387,750
Glenn A. Wintemute	18,951,643	2,387,132
Eric G. Wintemute	18,996,102	2,342,673
Lawrence S. Clark	20,515,819	822,956
John B. Miles	16,462,057	4,876,718
Carl R. Soderlind	20,062,629	1,276,146
Irving J. Thau	20,062,270	1,276,505

2. The appointment by the Board of Directors of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year 2008 was ratified by a vote of the stockholders. A total of 20,867,676 votes were cast in favor of the appointment, 466,917 votes cast against, and 4,182 votes were counted as abstentions.

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

AMERICAN VANGUARD CORPORATION

Dated: August 8, 2008	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 8, 2008	By:	/s/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer