Form 10-Q
period 2008-09-30
AMERICAN VANGUARD CORP
filed 2008-11-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Common Stock, $.10 Par Value—26,930,210 shares as of November 7, 2008.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
Net sales	$67,636	$56,641	$166,478	$147,575
Cost of sales	38,850	32,480	96,344	82,770

Gross profit	28,786	24,161	70,134	64,805
Operating expenses	18,111	14,145	47,493	41,621

Operating income	10,675	10,016	22,641	23,184
Interest expense	1,098	1,105	3,345	4,808
Interest income	—	(70)	(75)	(103)
Interest capitalized	(63)	—	(171)	(30)

Income before income taxes	9,640	8,981	19,542	18,509
Income tax expense	3,611	3,534	7,438	7,345

Net income	$6,029	$5,447	$12,104	$11,164

Earnings per common share—basic	$.23	$.21	$.46	$.42

Earnings per common share—assuming dilution	$.22	$.20	$.44	$.41

Weighted average shares outstanding—basic	26,788	26,382	26,596	26,273

Weighted average shares outstanding—assuming dilution	27,580	27,449	27,500	27,355

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	September 30, 2008	Dec. 31, 2007
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$3,154	$3,201
Receivables:
Trade	66,426	55,925
Other	605	645

	67,031	56,570

Inventories	89,247	63,455
Prepaid expenses	1,617	2,214

Total current assets	161,049	125,440
Property, plant and equipment, net	41,545	36,330
Land held for development	211	211
Intangible assets	92,504	85,318
Other assets	1,212	1,282

	$296,521	$248,581

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	Dec. 31, 2007
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$4,656	$4,106
Accounts payable	19,750	13,796
Accrued program costs	30,534	24,191
Accrued expenses and other payables	6,531	6,355
Income taxes payable	5,445	1,848

Total current liabilities	66,916	50,296
Long-term debt, excluding current installments	77,275	56,155
Deferred income taxes	3,165	2,391

Total liabilities	147,356	108,842

Commitments and contingent liabilities (Notes 7 and 11)
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,191,206 shares at September 30, 2008 and 28,650,829 shares at December 31, 2007	2,919	2,865
Additional paid-in capital	38,380	36,551
Accumulated other comprehensive income (loss)	(1,970)	64
Retained earnings	112,989	103,004

	152,318	142,484
Less treasury stock, at cost, 2,260,996 shares at September 30, 2008 and 2,226,796 at December 31, 2007	(3,153)	(2,745)

Total stockholders’ equity	149,165	139,739

	$296,521	$248,581

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

For The Nine Months Ended September 30, 2008.

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2007	28,650,829	$2,865	$36,551	$103,004	$64	—	2,226,796	$(2,745)	$139,739
Stocks issued under ESPP	42,215	4	442	—	—	—	—	—	446
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,119)	—	—	—	—	(2,119)
Foreign currency translation adjustment, net	—	—	—	—	(505)	(505)	—	—	(505)
FAS 123(R) expense	—	—	554	—	—	—	—	—	554
Unrealized loss on forward cover contracts	—	—	—	—	(688)	(688)	—	—	(688)
Unrealized expense on fixed interest contracts	—	—	—	—	(841)	(841)	—	—	(841)
Treasury stock acquired							34,200	(408)	(408)
Stock options exercised and grants of restricted stock units	498,162	50	833	—	—	—	—	—	883
Net income	—	—	—	12,104	—	12,104	—	—	12,104

Total comprehensive income	—	—	—	—	—	$10,070	—	—	—

Balance, September 30, 2008	29,191,206	$2,919	$38,380	$112,989	$(1,970)	—	2,260,996	$(3,153)	$149,165

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2008 and 2007

(Unaudited)

Increase (decrease) in cash	2008	2007
Cash flows from operating activities:
Net income	$12,104	$11,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,711	7,327
Provision for bad debt expense	100	—
Deferred income tax	774	—
Stock-based compensation expense related to stock options and employee stock purchases	554	581
Changes in assets and liabilities associated with operations:
(Increase) decrease in receivables	(10,561)	14,344
(Increase) decrease in inventories	(25,792)	398
(Increase) decrease in prepaid expenses and other assets	542	(849)
Increase (decrease) in accounts payable	4,317	(662)
Increase in other current liabilities	9,303	13,256

Net cash provided by operating activities	52	45,559

Cash flows from investing activities:
Capital expenditures	(10,345)	(1,887)
Acquisitions of intangible assets	(8,892)	(3,263)
Net decrease in other non-current assets	—	120

Net cash used in investing activities	(19,237)	(5,030)

Cash flows from financing activities:
Net borrowings (payments) under line of credit agreement	23,000	(35,500)
Principal payments on long-term debt	(3,080)	(3,080)
Proceeds from the issuance of common stock from exercise of stock options and sale of stock under ESPP	1,329	2,013
Acquisition of Treasury stock	(408)	—
Payment of cash dividends	(1,323)	(1,047)

Net cash provided by (used in) financing activities	19,518	(37,614)

Net increase in cash	333	2,915
Cash and cash equivalents at beginning of period	3,201	1,844
Effect of unrealized loss from foreign currency contracts	125	—
Effect of exchange rate changes on cash	(505)	237

Cash and cash equivalents as of September 30,	$3,154	$4,996

Supplemental schedule of non-cash investing and financial activities:

During the nine months ended September 30, 2008, the Company has put in place forward currency contracts related to certain Euro based purchases. Included in accounts payable is a mark-to-market adjustment of $813,000 as compared to the spot rate at September 30, 2008, $688,000 of this adjustment is included in other comprehensive income.

During the three months ended September 30, 2008, the Company recorded in accounts payable and other comprehensive income, an adjustment in the amount of $841,000 related to mark-to-market changes on two fixed interest rate derivative instruments.

On September 15, 2008 the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 10, 2008, to stockholders of record at the close of business on September 26, 2008. Cash dividends paid October 10, 2008 totaled approximately $804,000.

On March 10, 2008, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323,000.

On September 11, 2007 the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 12, 2007 to stockholders of record at the close of business on September 28, 2007. Cash dividends paid October 12, 2007 totaled approximately $791,000

On March 13, 2007, the Board of Directors declared a cash dividend of $0.04 per share. The dividend was distributed on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. Cash dividends paid April 13, 2007 totaled approximately $1,047,000.

During the nine months ended September 30, 2008, the Company completed the purchase of certain assets which totaled $2,350,000, of which $600,000 was paid in cash during the period. The balance of $1,750,000 is due at various times through May 2012.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Property, plant and equipment at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Land	$2,458	$2,441
Buildings and improvements	7,295	6,791
Machinery and equipment	66,481	66,257
Office furniture, fixtures and equipment	5,454	5,054
Automotive equipment	271	269
Construction in progress	8,138	5,186

	90,097	85,998
Less accumulated depreciation	48,552	49,668

	$41,545	$36,330

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

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished products	$79,736	$56,860
Raw materials	9,511	6,595

	$89,247	$63,455

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales:
Crop	$51,598	$49,774	$130,053	$125,368
Non-crop	16,038	6,867	36,425	22,207

	$67,636	$56,641	$166,478	$147,575

5. On September 15, 2008, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 10, 2008, to stockholders of record at the close of business on September 26, 2008 and is recorded in accrued expenses and other payables in the accompanying balance sheet. Cash dividends paid October 10, 2008 totaled approximately $804,000.

On March 10, 2008, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323,000.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator:
Net income	$6,029	$5,447	$12,104	$11,164

Denominator:
Weighted averages shares outstanding	26,788	26,382	26,596	26,273
Assumed exercise of stock options	792	1,067	904	1,082

	27,580	27,449	27,500	27,355

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

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the September 30, 2008 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$6,029	$5,447	$12,104	$11,164
Mark-to-market adjustments for currency cover contracts and fixed interest rate derivatives	(1,905)	—	(1,529)	—
Foreign currency translation adjustment	(510)	104	(505)	237

Comprehensive income	$3,614	$5,551	$10,070	$11,401

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

Stock Options—During the nine months ended September 30, 2008, the Company granted a 10-year option to an employee to acquire 6,779 shares of common stock at an exercise price of $14.75. The option vests one-third on the first anniversary of the grant and one-third on each anniversary thereafter (three equal installments). The option was valued using the Black-Scholes option-pricing model at $7.11 per share. Assumptions used to value the option were: expected term of 5 years, expected volatility of 50%, expected annual dividends of 0.5%, and a risk-free interest rate of 2.45%. No options were granted during the second and third quarters of 2008.

During the nine months ended September 30, 2007, the Company granted a 10-year option to an employee to acquire 6,349 shares of common stock at an exercise price of $15.75. The option was immediately vested on the date of grant. The option was valued using the Black-Scholes option-pricing model at $6.48 per share and the company recognized a corresponding expense of $41,141 when granted. Assumptions used to value the option were: expected term of 5 years, expected volatility of 35%, expected annual dividends of 0.5%, and a risk-free interest rate of 4.65%. No options were granted during the second and third quarters of 2007.

During the nine months ended September 30, 2008, employees and non-executive directors exercised options to acquire 350,507 shares of common stock. Cash received upon exercise was $868,277 or $2.48 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $4,169,000 (or $11.90 per share). During the nine months ended September 30, 2007, employees exercised options to acquire 152,906 shares of common stock. Cash received upon exercise was $711,163 or $4.65 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $1,624,000 (or $10.62 per share).

There were options to acquire 9,400 shares that were forfeited during the nine months ended September 30, 2008, which had an exercise price of $14.74. The shares were vested when terminated. There were options to acquire 13,334 shares that were forfeited during the nine months ended September 30, 2007, which had an exercise price of $12.94.

As of September 30, 2008, the Company had approximately $59,000 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the nine months ended September 30, 2008, the Company granted non-executive board members a total of 23,580 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $12.72 per share, which was the publicly traded share price as of the date of grant, and the company will recognize a corresponding expense of $300,000 over the service period which is the non-executive board member’s term of office.

During the three and nine months ended September 30, 2008, the Company granted employees a total of 126,525 shares of common stock of which 2,450 were forfeited in the period. The shares vest 100% on the third anniversary of the date of grant. The shares were valued at $12.19 per share, which was the publicly traded share price as of the date of grant. The Company valued the shares at $1,542,340 and is recognizing compensation expense over the three-year service period. As of September 30, 2008, there remains an unamortized balance of $1,414,495. Expense recognized is reduced for estimated forfeitures of 8 percent.

11. Legal Proceedings—On occasion, the Company and/or AMVAC Chemical Corporation (“AMVAC”), a wholly-owned subsidiary of the Company, are involved as either a plaintiff or defendant to claims and legal actions incidental to their operations.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company and Shell Oil Company and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male fertility and exposure to DBCP among their factory production workers producing the product.

Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The 85 suits pending in Nicaragua that name AMVAC have been filed on behalf of 3,592 claimants. In its Form 10Q for the third quarter of each of 2006 and 2007, the Company reported as pending approximately 90 such cases having 3,279 claimants and 3,592 claimants, respectively. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed. With respect to the Nicaraguan cases, the Company does not believe that a loss is probable nor that any such loss is reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

There are a number of domestic cases pending against AMVAC involving claims relating to DBCP exposure in which there has been recent activity. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs who were field workers claiming sterility and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC entered into a settlement with the 13 plaintiffs without any admission of liability for payment of $300,000 in total; that settlement was approved by the court on April 24, 2007. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants commencing July 19, 2007 for 12 plaintiffs (as one was transferred to the Mejia case, see below) and, on November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. On March 7, 2008, the trial court in Tellez granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages ($2.5 million) against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. The court also reversed the finding of strict products liability against Dole. As this case impacts the other DBCP suits, the Company is monitoring these developments.

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc. , et al, originally involving 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claim sterility or reduced sperm counts and were allegedly DBCP applicators, remains pending in the Los Angeles Superior Court. Plaintiffs in Mejia filed a fifth amended complaint on September 12, 2008, and the case has been set for trial for May 11, 2009. Punitive damages are sought against each defendant. The court advised that discovery would be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs has begun. Plaintiffs’ counsel has dismissed the claims of nine plaintiffs and presently only 10 plaintiffs remain from the original group, one of whom the Company has settled with in the Tellez action. Plaintiffs have made a settlement demand of $100K per plaintiff against AMVAC. On October 29, 2008, the court granted Dole’s demurrer and motion to strike strict liability claims and on October 31, 2008, the court granted Dole’s motion to strike punitive damages. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time as medical evaluation and discovery are continuing as to the remaining 10 plaintiffs and experts have not been disclosed or deposed. At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases. At this stage, the Company believes that a loss is not probable (and therefore has not accrued a loss contingency therefor); however, based upon the disposition of the Tellez matter, the Company believes that a loss and/or costs of between $0 and $300,000 is possible.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal. Oral argument on plaintiffs’ appeal was heard on July 18, 2008 and on September 24, 2008, the Ninth Circuit denied plaintiffs’ appeal in total. On October 7, 2008, plaintiffs served a petition for rehearing before the full court in the Ninth Circuit, which is pending. The seven state court suits have been declared complex and were assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. The state court cases had been removed to federal court and then remanded to state court. An appeal to the Ninth Circuit to further consider the remand issue was successful and on August 20, 2008, the Ninth Circuit ordered the district court to further consider the remand issue. Plaintiffs’ motion to remand the matter to state court is pending. The Company believes that a loss in this matter is not probable, nor can such loss be reasonably estimated; accordingly, the Company has not accrued a loss contingency therefor.

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues were class certification and/or the possible addition of class members as individual plaintiffs. Written discovery to defendants was conducted on venue-related issues. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. The court has set a trial date of January 18, 2010. At this point, the Company believes that a loss is not probable and that any such loss cannot be reasonably estimated; accordingly, the Company has not accrued a loss contingency therefor.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as in Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses. Further, with respect to existing DBCP suits, it is not possible to make a judgment on whether any potential outcome, however remote, could have a material adverse effect on the Company’s financial condition and operating results.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On September 15, 2008, the court entered an order giving its preliminary approval of the class settlement. The class settlement notice was mailed to class members the last week of October 2008. Class members have until December 1, 2008 to object to the settlement or seek to be excluded from the settlement. Class members have until December 31, 2008 to submit the claim form required for a monetary payment from the settlement fund. The Court will consider final approval of the class settlement at a hearing scheduled for April 17, 2009, and we anticipate the Court will enter the final order approving the settlement on or shortly after that date. Payments to class members who complete a valid claim form will be made 45 days after final approval of the settlement.

As currently proposed, the settlement would not have an adverse effect upon the Company’s financial performance. Further, in light of the fact that the settlement is being paid through insurance, the Company does not believe that a loss to the Company is probable and has not set up a loss contingency therefor. However, the settlement is not yet final, members of the settlement class remain free to opt out of the settlement and to preserve their individual rights, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution.

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. AMVAC believes that the action is without merit and intends to defend it vigorously. On October 14, 2008, the court denied AMVAC’s motion for dismissal of the trespass and nuisance claims (which motion had been granted by the court in the McLendon with substantially similar facts). However, it is too early in the litigation to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. At this point the Company does not believe that a loss in this matter is probable nor can it reasonably estimate such loss and, accordingly, has not accrued a loss contingency for this matter.

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10 th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). At this time, AMVAC does not believe that it is has any liability to Plaintiff and intends to defend the case vigorously. However, it is too early in the matter to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. Further, while the Company does not believe that a loss in this matter is probable (and has therefore not accrued a loss contingency therefor), based upon our limited knowledge at present, a loss and/or costs in the range of between $0 and $300,000 is possible.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California , County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. The Company believes that the claims have no merit and plans to defend the matter vigorously. Discovery has just commenced and, at this stage, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against the Company or whether such judgment could have an adverse effect upon the Company’s financial performance. Further, at this point, Company does not believe that a loss in this matter is probable and cannot reasonably estimate any such loss; thus, the Company has not accrued a loss contingency for this matter.

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury – specifically, Parkinson’s disease – from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. It is too early in this litigation to make a judgment on the likelihood of there being an adverse judgment against AMVAC or whether any such judgment could have a material adverse effect on the Company’s financial condition and operating results. Further, at this point, the Company does not believe that a loss in this matter is probable, nor is such loss reasonably estimable; accordingly, the Company has not accrued a loss contingency therefor.

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

12. Recently Issued Accounting Guidance — On October 10, 2008, FASB issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, Fair Value Measurements, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at September 30, 2008. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FSP FAS 133-1. This FSP seeks to clarify the application of FASB 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FAS 161, Disclosure about Derivative Instruments and Hedging Activities. Effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and find that; for FASB 133, we conclude that we do not participate in the market selling any derivatives, for FASB No 45, we have no guarantees related to the debts of others and with regard to the effective date of FASB 161, this statement confirmed our existing understanding. We will reconsider the applicability of this statement should our business circumstances change.

On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Guarantee Insurance Contracts (“SFAS 163”). The new standard is focused on reducing inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. Effective for the fiscal year beginning December 15, 2008 and all interim periods within those fiscal years. The Company does not consider that this standard has applicability for American Vanguard. We will reconsider the applicability of this standard should our business circumstances change.

On May 19, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The objective of this standard is to ensure that the GAAP hierarchy is clearly directed to the entity because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company is currently evaluating the effect SFAS No 162 will have on its published financial statements. This pronouncement is effective sixty days following the SEC’s approval of PCAOB amendment to AU Section 411 – The Meaning of “Present fairly in conformity with GAAP”.

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

In December 2007, FASB issued SFAS No. 141 (Revised) Business Combinations (“SFAS 141 (R)”). The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

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

RESULTS OF OPERATIONS

Quarter Ended September 30 (columnar numbers in thousands):

	2008	2007	Change
Net sales:
Crop	$51,598	$49,774	$1,824
Non-crop	16,038	6,867	9,171

	$67,636	$56,641	$10,995

Gross profit:
Crop	$21,887	$21,216	$671
Non-crop	6,899	2,945	3,954

	$28,786	$24,161	$4,625

Net sales for the three months ended September 2008 at $67,636,000 were 19.4% higher than sales for the same period in 2007 of $56,641,000. Our insecticide product lines performed very well driven by high demand for our mosquito adulticide product Dibrom® following the intense hurricane season in the Southeast including significant use for the product for the first time in Texas. This was offset by lower demand for our cotton insecticide, Bidrin®, driven by reduced cotton acres in the USA. Our performance was also positively impacted by strong sales of our soil fumigant product line and by our PCNB product line, which has been a core product for the Company throughout our history but has been rounded out in the last 12-months with the purchase of the Chemtura Terraclor® and Turfside® products. Our corn soil insecticide products performed in line with expectations and slightly above last year. The main offset was timing on sales of Impact® as we did not make available the early purchase program during this quarter that we sponsored in the same period of 2007. This is mainly due to customers managing stock levels. Finally, our international sales continue to develop including the start-up, during the quarter, of our new operation in Costa Rica. Led by soil fumigant products on vegetable crops in Mexico, Central and South America; Thimet® and Counter® on corn and vegetables in Asia; and fungicide products in Canada, our international sales increased strongly, ending 35% higher than the same period of 2007. The Company is supporting our international growth in two ways. We have put in place a USA based team focused on international product line growth and we are establishing subsidiaries with on the ground staff once we can see a clear growth potential for our products.

Sales of new products including Orthene®, Turfside and Terraclor®, acquired in the last twelve months performed well and contributed approximately 30% to the increased sales compared to the same period of 2007. Margins for this product are similar to our average margin levels.

Cost of sales for the three months ended September 2008 was $38,850,000 or 57.4% of sales. This compared to $32,480,000 or 57.3% of sales for the same period in 2007. Although this represents almost no change period on period, in fact, we continue to see price pressure on key raw materials, particularly those based on petroleum, sulfur and phosphorus where we have seen significant cost increases. The offset has been some long-term purchase commitments, inventory management and some selective product line selling price increases. In addition, although manufacturing costs have increased period on period, these have been driven by labor costs up 13% including a 14% increase in headcount, depreciation on capital spending up 3% and other costs up 7.4%. Furthermore, the Company has two more manufacturing facilities than in the same period of 2007. Offsetting these cost increases, the Company is working to improve utilization of manufacturing assets by bringing production in-house and some selective toll agreements for 3rd parties where the chemistry involved is a good fit.

Gross profit ended at $28,786,000 or 42.6% of sales compared to $24,161,000 and 42.7% of sales for the same period of 2007.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as a part of cost of sales.

Operating expenses increased by $3,966,000 to $18,111,000 as compared to last year’s expense of $14,145,000. The differences in operating expenses by department are as follows:

	2008	2007	Change
Selling	$5,049	$3,976	$1,073
General and administrative	4,393	4,445	(52)
Research, product development and regulatory	2,504	1,712	792
Freight, delivery and warehousing	6,165	4,012	2,153

	$18,111	$14,145	$3,966

•

Selling expenses increased by $1,073,000 to $5,049,000 for the three months ended September 2008 compared to the same period last year. The main driver for the increase was costs associated with distributor programs which increased by $614,000. This reflects particularly strong volume sales of certain products with specific distributor incentive programs. Advertising expense increased by $220,000 mainly focused on driving the Company’s message on new product lines, proprietary delivery systems and Impact®.

•

General and administrative expenses reduced by $52,000 to $4,393,000 when compared to $4,445,000 for the same period of 2007. Although intangible amortization increased by $82,000 as a result of acquisitions of new product lines over the past twelve months, other cost savings serves to more than offset this increase. The main reductions are in legal costs which were down $390,000 benefiting from a negotiated settlement of a long outstanding claim with an insurer in liquidation.

•

Research, product development costs and regulatory expenses increased by $792,000 in comparison to the same period of 2007. This includes registration expenses both in the USA and the UK which are up by $460,000; product development costs that increased by $183,000 as compared to the same period of 2007. These costs are elevated as we work through specific product defense issues in the normal course of our business.

•

Freight, delivery and warehousing costs increased by $2,153,000 to $6,165,000 or 9.1% of sales. This compares with $4,012,000 or 7.1% of sales in the same period of 2007. There are two factors driving this performance. First, the sales activity level is higher for this three month period ended September 30, 2008 when compared to the same period in 2007. Second, the sales mix included slightly higher sales of large volume products like Metam in the current year, when compared to the same period of 2007. Finally, we incurred elevated costs responding to urgent delivery requirements associated with our DiBrom product.

The Company reported net income of $6,029,000 or $0.22 per diluted share for the three months ended September 30, 2008. This compared to net income of $5,447,000 or $0.20 per diluted share for the same period in 2007. This represents a 11% improvement in net income compared to the same period of 2007.

Interest expense was $1,098,000 in the quarter ended September 30, 2008 compared to $1,105,000 in the same period in 2007. The Company’s average overall indebtedness for the quarter ended September 30, 2008 was $81,098,000 and the effective interest rate was 5.4%. This compared to $60,694,000 and an effective interest rate of 7.3% for the same period in 2007. The Company’s effective borrowing rates are linked to movements in the LIBOR rate. In the period from September 2007 to September 2008, the three month LIBOR has declined by approximately 2.5% driving the reduction in the effective rate between the two periods. The Company capitalized interest of $63,000 during the quarter ended September 30, 2008. The Company had interest income of $70,000 during the same period of 2007. During the month of October 2008, the LIBOR rate has ranged between a low of 2.85% and a high of 4.59%, demonstrating continued volatility.

Income tax expense increased by $77,000 to end at $3,611,000 for the third quarter of 2008 compared to the same period last year. Our effective tax rate is at 37.5%, which compares with an effective rate of 39.4% for the same period of the prior year. The lower tax rate reflects a catch-up for the nine months ended September 30, 2008 to the forecasted full year tax rate of 38.06%. This is the same process that occurred in the same period of 2007.

Nine Months Ended September 30 (columnar numbers in thousands):

	2008	2007	Change
Net sales:
Crop	$130,053	$125,368	$4,685
Non-crop	36,425	22,207	14,218

	$166,478	$147,575	$18,903

Gross profit:
Crop	$55,172	$54,677	$495
Non-crop	14,962	10,128	4,834

	$70,134	$64,805	$5,329

Net sales for the first nine months of 2008 at $166,478,000 were 13% higher than sales for the same period of 2007 of $147,575,000. During the early part of the year weather adversely affected our sales in the corn belt states but has had a strong positive impact in the latter months as the hurricane season drove the demand for our leading mosquito adulticide product Dibrom®. In detail, our soil fumigant products continue to track well ahead of last year, our insecticide product lines are strongly ahead of last year, with our mosquito adulticide product driving that performance. Offsetting these strong positive performances, our corn soil insecticide products improved quarter over quarter but was not enough to bring the nine months sales of 2008 up to the level achieved in same period of 2007. In addition, sales of our Impact® product line are behind last year but we anticipate a stronger final quarter which will improve our overall 2008, though not to the level of 2007. It is important to note, however, that our field information shows that the number of acres treated in the 2008 season exceeded the number treated in the 2007 season. Led by improved sales of our fungicide products globally, Dacthal® globally and Counter on bananas and corn in Latin America, our international sales were up 20% for the nine months to the end of September 2008 as compared to the same period in 2007.

Sales of new products including Orthene, Turfside and Terraclor, acquired in the last twelve months performed well and contributed approximately 63% to the increased sales compared to the same period of 2007. Margins for this product are similar to our average margin levels.

Cost of sales ended at $96,344,000 or 57.9% of sales compared to $82,770,000 or 56.1% of sales for the same period of 2007. The main driver has been significant cost increases of raw materials based on petroleum, sulfur and phosphorus. The offset has been some long term purchase commitments, inventory management and selective selling price increases. In addition, manufacturing costs have also increased as compared to the same period of 2007, driven by labor costs up 7.4% including an 8% increase in headcount, depreciation on capital spending up 10% and other costs down 7%. Furthermore, the Company has acquired two more manufacturing facilities than in the same period of 2007. Offsetting these cost increases, the Company is working to improve utilization of manufacturing assets by bringing production in house and some selective toll agreements for 3rd parties where the chemistry involved is a good fit.

Gross profit ended at $70,134,000 or 42.1% of sales compared to $64,805,000 and 43.9% in the same period of 2007.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as a part of cost of sales.

Operating expenses increased by $5,872,000 to end at $47,493,000 compared to last year $41,621,000. This is an increase of 14.1%. The differences in operating expenses by department are as follows:

	2008	2007	Change
Selling	$14,765	$13,043	$1,722
General and administrative	12,661	12,850	(189)
Research, product development and regulatory	6,338	4,921	1,417
Freight, delivery and warehousing	13,729	10,807	2,922

	$47,493	$41,621	$5,872

•

Selling expenses increased by $1,722,000 to $14,765,000 as compared to $13,043,000 for the same period of 2007. Included in this change, advertising and promotional spending in support of our expanded product line portfolio and our proprietary delivery system increased by $939,000; our expenses associated with field service of our proprietary delivery systems increased by $394,000; finally, we continue to invest in building our infrastructure internationally which is resulted in $479,000 more cost supporting regional sales growth.

•

General and administrative expenses decreased slightly to $12,661,000, down $189,000 compared to the same period of last year. Intangible amortization expenses increased by $489,000 compared to the prior year as a result of additional product lines. Expenses associated with potential bad debts (international) increased by $178,000 as we maintain a tight review and cautious approach to our international accounts receivable positions. Offsetting this increase, our legal and consulting expenses were down $886,000 as compared to the same period of 2007, mainly as a result of the settlement of a long outstanding claim with an insurer in liquidation.

•

Research, product development costs and regulatory registration expenses increased by $1,417,000 to $6,388,000 as compared to $4,921,000 in the same period of 2007. The main drivers were increased product defence costs in the USA and the UK which are up by $941,000 and product development costs up by $346,000.

•

Freight, delivery and warehousing costs increased by $2,922,000 to end at $13,729,000 or 8.2% of sales compared to 7.3% for the same period in 2007. The additional increase of $1,223,000 or 12% is associated with three factors. First, fuel costs increased in the early part of the year; second, we have seen some change in mix with some more sales of our high volume products including metam and PCNB in the last few months; third, we have incurred some higher charges shipping internationally as that part of our business grows and fourth, we have seen some urgent shipments particularly in the last three months ended September 30, 2008 as we responded to urgent demand for products like our mosquito adulticide Dibrom®.

The Company reported net income of $12,104,000 or $0.44 per diluted share for the nine months ended September 30, 2008. This compares with $11,164,000 and $0.41 per diluted share for the same period of 2007. This represents an improvement in net income of 8.4% compared to the same period of 2007.

Interest expense was $3,345,000 in the nine month period ended September 30, 2008 compared to $4,808,000 in the same period in 2007. The Company’s average overall debt for the nine months ended September 30, 2008 was $86,005,000 and the effective interest rate was 5.2%. This compares to $84,474,000 and an effective interest rate of 7.6% for the same period in 2007. In comparison to the prior year, three month LIBOR has declined by approximately 2.4% from year to year. The Company earned interest income from investments of $75,000 during the period and capitalized $171,000 of interest related to construction-in-progress during the nine months ended September 30, 2008; this compares to $103,000 interest income and $30,000 capitalized interest for the same period last year. During the month of October 2008, the LIBOR rate has ranged as low as 2.85% and as high as 4.59%, demonstrating continued volatility.

Income tax expense increased by $93,000 to end at $7,438,000 for the first nine moths of 2008 compared to the same period last year. Our effective tax rate is at 38.06%, which compares with an effective rate of 39.7% for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $52,000 of cash from operating activities during the nine months ended September 30, 2008. This compared to generating $45,559,000 in the same period of last year. Net income of $12,104,000, non-cash depreciation and amortization of $8,711,000, deferred income tax of $774,000 and stock based compensation expense of $554,000 provided a net cash inflow of $22,143,000 compared to $19,072,000 for the same period last year.

The main drivers for the reduction in cash generated from operational activities are first, an increase in inventory levels compared to the same period in 2007. Secondly, our business is growing strongly and sales are up 19% quarter on quarter. Our average trading terms with customers have improved marginally and trade receivables as at September 30, 2008 are approximately $11,000,000 higher than this time last year. Finally, some of our customers elected to pay early in the final quarter of 2007 taking advantage of available early payment discounts. This resulted in high cash inflow to the Company prior to December 31, 2007. This was not the case in the period leading up to December, 31, 2006.

Inventories increased during the first nine months of 2008 ending at $89,247,000 compared to $63,455,000 at the end of December 2007. Of the $25,792,000 increase, $4,178,000 is associated with entirely new products, $7,632,000 on products where our market position has strengthened and we have put in place higher inventories to respond to expected demand, $3,129,000 associated with our manufacturing activities at newly acquired facilities and $599,000 at our international subsidiaries to support strong sales growth. The balance of the increase relates to the progress of the seasons, the weather, our slower than anticipated sales in the corn belt states in the early part of the year and the impact of raw material price increases.

The Company used $19,237,000 in investing activities during the nine months ended September 2008 including $8,892,000 on the acquisition of new product lines and $10,345,000 on the acquisition of fixed assets including the development of our Metam facility in Axis, the updating of our newly acquired facilities at Hannibal, MO and Marsing, ID and on our proprietary delivery systems.

Financing activities provided $19,518,000 during the first nine months of 2008, compared to utilizing $37,614,000 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased during the nine month period ending at $23,000,000. The Company received $1,329,000 from the exercise of stock options and the sale of common stock under its ESPP plan. Furthermore, the Company decided to purchase 34,200 treasury shares at a cost of $408,000. Finally, the Company made a dividend payment of approximately $1,323,000 and payments on its long-term debt of $3,080,000.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at September 30, 2008 and December 31, 2007. These are summarized in the following table:-

Indebtedness	September 30, 2008			December 31, 2007
$000's	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	49,000	4,000	53,000	52,000	4,000	56,000
Real estate	2,075	106	2,181	2,155	106	2,261
Working Capital Revolver	23,000	—	23,000	—	—	—
Acquisition related term payments	3,200	550	3,750	2,000	—	2,000

Total Indebtedness	77,275	4,656	81,931	56,155	4,106	60,261

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) The Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) The Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) The Company must maintain a certain consolidated fixed charge coverage ratio, (4) The Company must maintain a certain modified current ratio. As of September 30, 2008 the Company met all the covenants listed above. This was the position as of December 31, 2007. Furthermore, this has been the case at each reporting date since the loan facility was put in place in December 2006.

At September 30, 2008 total indebtedness stood at $81,931,000 as compared to $60,261,000 at December 31, 2007. At September 30, 2008, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $37,354,000 under the credit facility agreement.

The Company is dependent on its banking relationship at all times and particularly in these current volatile times. The Company’s main bank is Bank of the West which is a wholly-owned subsidiary of the French bank BNP Paribas. Bank of the West has been the Company’s bank for more than 25 years. Bank of the West is syndication manager for the Company’s loans and acts as counterparty on the Company derivative transactions. The Company reviews the credit worthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the Bank(s). Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s banking syndicate. In addition, the Company has recently had individual discussions with lenders in the Company’s banking syndicate who have expressed an appetite to further support the Company in the right circumstances.

RECENTLY ISSUED ACCOUNTING GUIDANCE

On October 10, 2008, FASB issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, Fair Value Measurements, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at September 30, 2008. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FSP FAS 133-1. This FSP seeks to clarify the application of FASB 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FAS 161, Disclosure about Derivative Instruments and Hedging Activities. Effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and find that; for FASB 133, we conclude that we do not participate in the market selling any derivatives, for FASB No 45, we have no guarantees related to the debts of others and with regard to the effective date of FASB 161, this statement confirmed our existing understanding. We will reconsider the applicability of this statement should our business circumstances change.

        On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Guarantee Insurance Contracts (“SFAS 163”). The new standard is focused on reducing inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. Effective for the fiscal year beginning December 15, 2008 and all interim periods within those fiscal years. The Company does not consider that this standard has applicability for American Vanguard. We will reconsider the applicability of this standard should our business circumstances change.

On May 19, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The objective of this standard is to ensure that the GAAP hierarchy is clearly directed to the entity because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company is currently evaluating the effect SFAS No 162 will have on its published financial statements. The pronouncement is effective sixty days following the SEC’s approval of PCAOB amendment to AU Section 411 – The Meaning of “Present fairly in conformity with GAAP”.

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

In December 2007, FASB issued SFAS No. 141 (Revised) Business Combinations (“SFAS 141 (R)”). The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition - Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized at an appropriate point in time. The procedures are subject to management review and from time to time certain sales are excluded until it is clear title has passed and there is no further recourse to the Company. These procedures are repeatedly tested at audit or quarterly review and are found to be effective.

Accrued Program Costs - Programs are a critical part of doing business in the agricultural chemicals business place. Essentially they are volume or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season. Each quarter management uses experience and market place knowledge to estimate the current liability. Over time the estimates made by management have proved to be accurate.

Long-lived Assets - The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Management considers the carrying value of long-lived assets to be reasonable.

Property, Plant and Equipment and Depreciation - Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, and construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant. Management is confident that our assessment of useful lives is reasonable.

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average year to date exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income. The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured into the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts. The Company has a small number of foreign subsidiaries and has effective reporting procedures in place to ensure that all appropriate exchange related adjustments are calculated as part of the consolidation activity.

Derivative financial instruments and hedge activities - In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair or market value on the balance sheet. In accordance with the hierarchy contained in SFAS No. 157, Fair Value Measurements (“SFAS 157”), the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). The Company has put in place as a hedge against the foreign currency exposure of a foreign currency denominated forecast purchase transaction. The Company also has in place two fixed interest rate swap contracts related to term loans. The Company tests its derivative instruments for effectiveness using the dollar offset ratio and for ineffectiveness using the cumulative dollar offset method. These tests are completed at the end of each quarter. The Company also has in place two interest rate swap contracts that are accounted for under SFAS 133. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income. If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at September 30, 2008, the Company’s derivative instruments have been tested and a charge of $125,000 has been taken to other income as a result.

Goodwill and Other Intangible Assets - The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company tests identifiable intangible assets for impairment at least annually, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has been performing these procedures for a long period and is confident that its responsible managers have the experience and market knowledge to properly assess the fair value of the Company’s intangible assets.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of September 30, 2008, the Company has implemented a formal foreign currency hedging program for the Euro. This program is based on covering forward specific purchase orders where the contract includes a commitment to settle in the suppliers’ functional currency. In addition, the Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

As part of an on going process of assessing business risk, management has identified the following risk factors in addition to those factors identified in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company’s key customers typically carry competing product lines and may be influenced by the Company’s larger competitors - A significant portion of the Company’s products are sold to national distributors who also carry product lines of competitors that are much larger than the Company. Typically, revenues from the sales of these competing product lines and related program incentives constitute a greater part of our distributors’ income than do revenues from sales and program incentives arising from the Company’s product lines. Further, these distributors are often under pressure to market competing product lines in favor of the Company’s. In light of these facts, there is no assurance that such customers will market or continue to market our products aggressively or successfully or that the Company will be able to influence such customers to purchase our products in favor of those of our competitors.

To the extent that capacity utilization is not fully realized at its manufacturing facilities, the Company may experience lower profitability - The Company has pursued a business strategy of acquiring manufacturing facilities at a steep discount to their replacement value. These acquisitions have enabled the Company to be more independent of overseas manufacturers than some of our competitors. While the Company endeavors continuously to maximize utilization of these several facilities, our success in these endeavors is dependent upon many factors beyond our control, including fluctuating market conditions, product life cycles, weather conditions, availability of raw materials and regulatory constraints, among other things. There can be no assurance that the Company will be able to maximize its utilization of capacity at its manufacturing facilities. To the extent that the Company experiences excess manufacturing capacity, it may experience lower profitability.

Reduced availability and higher prices of raw materials may reduce the Company’s profitability and could threaten the viability of some of its products - In the recent past, there has been a material reduction in the number of suppliers of certain important raw materials used by the Company in many of its products. Certain such raw materials are available solely from sources overseas or from single sources domestically. The price of these raw materials has increased sharply over the past year and continues to trend upward. Demand for these materials, however, appears to continue unabated within this industry. There can be no assurance that the Company will be able to source some or all of these materials indefinitely or that it will be able to do so at a level of cost that will enable it to maintain its profit margin on its products.

Foreign currency and interest rate risk and the use of derivative instruments and hedging activities – The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to transact in its functional currency and engages in agreements – primarily material purchase contracts – that require settlement in a different currency. The Company has decided to established derivatives as cash flow hedge based derivatives in order to protect its trading performance from the exposure of movements in exchange rate over time. The Company sets up foreign currency forward cover contracts via the Company’s banker, Bank of the West. Furthermore, the Company has in place two fixed interest rate swap contracts with the objective of reducing the Company’s exposure to movements in the LIBOR rate over time. The hedges are evaluated at the end of each quarter and the effective portions of gains and losses are recorded in other comprehensive income, while ineffective portions are recorded in current earnings.

The impact of unpredictable weather on the Company’s operational performance - Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products.

Quarterly variability in factors affecting the Company’s business may mean that an individual quarter’s result may not provide a realistic picture of the Company’s overall performance - Because of elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. The Company’s cost structure, the combination of variable revenue streams, and the changing product mixes, result in varying quarterly levels of profitability.

The potential impact on the Company’s trading result of an economic downturn - An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner, or to maintain operations, and result in a decrease in sales volume that could have a negative impact on our results of operations. Such volatility and disruption could adversely affect the Company’s ability to obtain financing for both working capital needs and acquisitions.

Dependence on the Company’s banking relationship - the Company is dependent on its banking relationship at all times and particularly in these current volatile times. The Company’s main bank is Bank of the West which is a wholly-owned subsidiary of the French bank BNP Paribas. Bank of the West has been the Company’s bank for more than 25 years. Bank of the West is syndication manager for the Company’s loans and acts as counterparty on the Company derivative transactions. The Company reviews the credit worthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the Bank(s). Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s banking syndicate. In addition, the Company has recently had individual discussions with lenders in the Company’s banking syndicate who have expressed an appetite to further support the Company in the right circumstances.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2008, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at September 30, 2008, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company and Shell Oil Company and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male fertility and exposure to DBCP among their factory production workers producing the product.

Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. In October 2003, the Nicaragua Supreme Court issued an advisory opinion, not in connection with any litigation, that Public Law 364 is constitutional. The 85 suits pending in Nicaragua that name AMVAC have been filed on behalf of 3,592 claimants. In its Form 10Q for the third quarter of each of 2006 and 2007, the Company reported as pending approximately 90 such cases having 3,279 claimants and 3,592 claimants, respectively. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts lack jurisdiction over AMVAC and that Public Law 364 violates international due process of law. AMVAC also contends that the plaintiffs will have difficulty in proving that they were exposed to or injured by any DBCP manufactured by AMVAC. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed. With respect to the Nicaraguan cases, the Company does not believe that a loss is probable nor that any such loss is reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

There are a number of domestic cases pending against AMVAC involving claims relating to DBCP exposure in which there has been recent activity. With respect to one such lawsuit, Tellez et al. v. Dole Food Company, Inc., et al, which involved 13 Nicaraguan plaintiffs who were field workers claiming sterility and had been filed in the Los Angeles Superior Court on March 26, 2004, AMVAC entered into a settlement with the 13 plaintiffs without any admission of liability for payment of $300,000 in total; that settlement was approved by the court on April 24, 2007. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants commencing July 19, 2007 for 12 plaintiffs (as one was transferred to the Mejia case, see below) and, on November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. On March 7, 2008, the trial court in Tellez granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages ($2.5 million) against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. The court also reversed the finding of strict products liability against Dole. As this case impacts the other DBCP suits, the Company is monitoring these developments.

Another such lawsuit, Rodolfo Mejia et al. v. Dole Food Company, Inc. , et al, originally involving 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claim sterility or reduced sperm counts and were allegedly DBCP applicators, remains pending in the Los Angeles Superior Court. Plaintiffs in Mejia filed a fifth amended complaint on September 12, 2008, and the case has been set for trial for May 11, 2009. Punitive damages are sought against each defendant. The court advised that discovery would be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs has begun. Plaintiffs’ counsel has dismissed the claims of nine plaintiffs and presently only 10 plaintiffs remain from the original group, one of whom the Company has settled with in the Tellez action. Plaintiffs have made a settlement demand of $100K per plaintiff against AMVAC. On October 29, 2008, the court granted Dole’s demurrer and motion to strike strict liability claims and on October 31, 2008, the court granted Dole’s motion to strike punitive damages. It is too early to provide an evaluation of the likelihood of an unfavorable outcome at this time as medical evaluation and discovery are continuing as to the remaining 10 plaintiffs and experts have not been disclosed or deposed. At a status conference on February 8, 2008, the court ordered that the parties in this case and all the other DBCP cases filed in Los Angeles must engage in global mediation sessions that are to include all cases. At this stage, the Company believes that a loss is not probable (and therefore has not accrued a loss contingency therefor); however, based upon the disposition of the Tellez matter, the Company believes that a loss and/or costs of between $0 and $300,000 is possible.

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims personal injuries from exposure to DBCP on banana or pineapple plantations in that country. AMVAC denies any liability as none of its product was designated or marked for shipment to the Ivory Coast or anywhere in Africa. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. On defendants’ motion to dismiss all federal claims (under the Alien Tort Claims Act) for failure to state a claim, the federal court dismissed the federal lawsuit with prejudice on August 22, 2007. Plaintiffs subsequently appealed the dismissal to the Ninth Circuit Court of Appeal. Oral argument on plaintiffs’ appeal was heard on July 18, 2008 and on September 24, 2008, the Ninth Circuit denied plaintiffs’ appeal in total. On October 7, 2008, plaintiffs served a petition for rehearing before the full court in the Ninth Circuit, which is pending. The seven state court suits have been declared complex and were assigned to the same judge who is handling both the Tellez and Mejia cases in the complex case management program. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. The state court cases had been removed to federal court and then remanded to state court. An appeal to the Ninth Circuit to further consider the remand issue was successful and on August 20, 2008, the Ninth Circuit ordered the district court to further consider the remand issue. Plaintiffs’ motion to remand the matter to state court is pending. The Company believes that a loss in this matter is not probable, nor can such loss be reasonably estimated; accordingly, the Company has not accrued a loss contingency therefor

In October 1997, Amvac was served with complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues were class certification and/or the possible addition of class members as individual plaintiffs. Written discovery to defendants was conducted on venue-related issues. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. The court has set a trial date of January 18, 2010. At this point, the Company believes that a loss is not probable and that any such loss cannot be reasonably estimated; accordingly, the Company has not accrued a loss contingency therefor.

While it is anticipated that additional lawsuits of this nature may be filed in the US as well as in Nicaragua, as to all existing DBCP suits, AMVAC has denied liability and asserted substantial defenses. Further, with respect to existing DBCP suits, it is not possible to make a judgment on whether any potential outcome, however remote, could have a material adverse effect on the Company’s financial condition and operating results.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis,

Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On September 15, 2008, the court entered an order giving its preliminary approval of the class settlement. The class settlement notice was mailed to class members the last week of October 2008. Class members have until December 1, 2008 to object to the settlement or seek to be excluded from the settlement. Class members have until December 31, 2008 to submit the claim form required for a monetary payment from the settlement fund. The Court will consider final approval of the class settlement at a hearing scheduled for April 17, 2009, and we anticipate the Court will enter the final order approving the settlement on or shortly after that date. Payments to class members who complete a valid claim form will be made 45 days after final approval of the settlement.

As currently proposed, the settlement would not have an adverse effect upon the Company’s financial performance. Further, in light of the fact that the settlement is being paid through insurance, the Company does not believe that a loss to the Company is probable and has not set up a loss contingency therefor. However, the settlement is not yet final, members of the settlement class remain free to opt out of the settlement and to preserve their individual rights, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution.

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. AMVAC believes that the action is without merit and intends to defend it vigorously. On October 14, 2008, the court denied AMVAC’s motion for dismissal of the trespass and nuisance claims (which motion had been granted by the court in the McLendon with substantially similar facts). However, it is too early in the litigation to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. At this point the Company does not believe that a loss in this matter is probable nor can it reasonably estimate such loss and, accordingly, has not accrued a loss contingency for this matter.

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10 th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). At this time, AMVAC does not believe that it is has any liability to Plaintiff and intends to defend the case vigorously. However, it is too early in the matter to assess the likelihood of an adverse judgment against AMVAC or whether such judgment could have an adverse effect upon the Company’s financial performance. Further, while the Company does not believe that a loss in this matter is probable (and has therefore not accrued a loss contingency therefor), based upon our limited knowledge at present, a loss and/or costs in the range of between $0 and $300,000 is possible.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California , County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. The Company believes that the claims have no merit and plans to defend the matter vigorously. Discovery has just commenced and, at this stage, it is too early in the litigation to make an assessment of the likelihood of there being an adverse judgment against the Company or whether such judgment could have an adverse effect upon the Company’s financial performance. Further, at this point, Company does not believe that a loss in this matter is probable and cannot reasonably estimate any such loss; thus, the Company has not accrued a loss contingency for this matter.

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury – specifically, Parkinson’s disease – from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. It is too early in this litigation to make a judgment on the likelihood of there being an adverse judgment against AMVAC or whether any such judgment could have a material adverse effect on the Company’s financial condition and operating results. Further, at this point, the Company does not believe that a loss in this matter is probable, nor is such loss reasonably estimable; accordingly, the Company has not accrued a loss contingency therefor.

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

AMERICAN VANGUARD CORPORATION

Dated: November 7, 2008	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute
President, Chief Executive Officer and Director

Dated: November 7, 2008	By:	/s/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer