Form 10-K
period 2008-12-31
AMERICAN VANGUARD CORP
filed 2009-03-13
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2008

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

The aggregate market value of the voting stock of the registrant held by non-affiliates is $233.3 million. This figure is estimated as of June 30, 2008 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $12.28 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2008, was 26,595,159. The number of shares of $.10 par value Common Stock outstanding as of February 27, 2009 was 26,948,867.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2008

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

American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd. (“Chemical UK”), Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”), AMVAC Switzerland GmbH, AMVAC do Brasil Representácoes Ltda (Refer to Export Operations), Environmental Mediation, Inc and AMVAC de Costa Rica Sociedad Anonima.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Refer to Part I, Item 7 for selective enterprise information.

AMVAC

AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals, which include insecticides, fungicides, herbicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. AMVAC’s business is continually undergoing an evolutionary change. Years ago AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others.

In December 2008, following its purchase of the Permethrin product line (a synthetic pyrethroid) from Syngenta Crop Protection, Inc. (December 2006—see below), AMVAC purchased further data from the Pyrethroid Working Group. This investment serves to give AMVAC rights to data in support of its registrations and, consequently, supports a wide breadth of uses on AMVAC’s pyrethroid based product lines, Permethrin, Ambush®, Wisdom®, Discipline® and Bifenthrin.

On May 16, 2008, AMVAC completed the acquisition of the Phorate insecticide product line from Aceto Agricultural Chemicals Corporation (“Aceto Ag”). Phorate is used on agricultural crops, mainly potatoes, corn, cotton, rice, sugarcane and peanuts, to protect against chewing and piercing-sucking insects. Purchased assets included registrations, data, know-how and certain inventories. The acquisition was made in connection with the settlement of litigation between AMVAC and Aceto Ag.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS”) certain assets at BCS’s facility located in Marsing, ID, (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

the City of Marsing for a term of 25 years. The acquired assets, primarily include real property, buildings and manufacturing equipment. In connection with the acquisition, AMVAC and BCS have agreed to enter into a master processor agreement under which AMVAC will continue to provide certain tolling services to BCS over the next four years.

On January 16, 2008, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”), acquired from Valent U.S.A. Corporation the Orthene® insecticide product line. Orthene is used on agricultural crops, including beans, brussels sprouts, cauliflower, celery, cotton, cranberries, head lettuce, mint and others and ornamental and forests. Under the agreement, AMVAC purchased the proprietary formulation information, registration rights, marketing materials, certain intellectual property rights and existing inventories of the agricultural and professional product lines.

On December 28, 2007, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”) between AMVAC and BASF, through which AMVAC purchased the global Terbufos product line from BASF (as reported in greater detail in the Company’s Form 8-K filed as of November 29, 2006) The Company anticipates growing sales of its Phorate-based product Thimet® (acquired in 2005) and its Terbufos-based product Counter® in the coming years, and acquiring assets associated with those prior product acquisitions ensures the continuing supply of these high-quality insecticide products for use in a wide variety of agricultural applications. This acquisition ensures the continuing supply of these high-quality insecticide products for use in a wide variety of agricultural applications and significantly increases the Company’s organophosphate manufacturing capacity.

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

In November 2006, AMVAC acquired the global Terbufos insecticide product line and the Lock ‘N Load® closed delivery system from BASF Aktiengesellschaft (“BASF”). The product line consisted of the active ingredient Terbufos, the trademarks Counter® and Lock ‘N Load®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In December 2004, AMVAC entered into an agreement with Bayer CropScience LP, an affiliate of Bayer AG, to market, sell and distribute Bolster 15G, a soybean pesticide used to control nematodes, through AMVAC’s SmartBox® system in key Midwest soybean growing states beginning in the 2005 season. Additionally, in December 2004, AMVAC licensed the trade name Nuvan® to Syngenta India Limited, a business unit of Syngenta Crop Protection AG. The agreement provides a two-year license to Syngenta India to sell products under the Nuvan name in the animal and public health market, as well as the crop protection market in India. AMVAC continues to sell products under the Nuvan name in the animal and public health market in over 30 other countries.

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

In February 2003, AMVAC acquired certain assets associated with the global Pre-Harvest Protection business from Pace International, L.L.C. (“Pace”). Pace’s global Pre-Harvest Protection business encompassed five product lines including molluscicides and mammal repellants. Pace continues to manufacture Deadline and Hinder under a multi-year supply agreement with AMVAC. Additionally, AMVAC has an option to acquire Pace’s Deadline manufacturing facility in Yakima County, Washington.

In January 2003, AMVAC acquired certain assets associated with the Evital® 5G cranberry herbicide business conducted in the United States from Syngenta.

In July 2002, AMVAC acquired from Flowserve U.S. Inc. (“Flowserve”), all or substantially all of its assets associated with the SmartBox® closed delivery system. The SmartBox system electronically dispenses granular crop protection products, replacing older technology that utilizes mechanically driven sprockets and chains. The state-of-the-art SmartBox technology allows farmers to apply crop protection products accurately and efficiently while avoiding contact with the product. The computer controller enables farmers to monitor and change application rates while planting and provides the farmers with a permanent record of application. Initially the SmartBox system was developed by Flowserve in partnership with E.I. DuPont de Nemours and Company (“DuPont”) and Zeneca, Inc. which partnership commenced in 1995. At the same time it acquired certain assets

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

associated with the Fortress® corn soil insecticide business from DuPont in 2000, AMVAC assumed DuPont’s SmartBox partnership interest. Thereafter, Zeneca, Inc. abandoned its SmartBox partnership interest. In 2000, AMVAC sold its Fortress 5G (5% active ingredient—chlorethoxyfos) corn soil insecticide to the American farmer in the SmartBox system. Later that year, AMVAC secured exclusive marketing rights in the U.S. Bayer CropScience’s Aztec® 4.67G corn soil insecticide which also can be applied through the SmartBox system. By offering both products, AMVAC provides farmers a choice of two different chemistries to apply through the SmartBox system. This allows farmers to rotate products from year to year, thereby preventing insects from building resistance to any one specific product. AMVAC is currently looking at utilizing this system for other crops where the safety features of the system would provide an important benefit.

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

Customers

Crop Production Services, Inc (formerly United Agri Products, Western Farm Services and Crop Production Services), Tenkoz and Windfield Solution LLC (formerly Agriliance) accounted for 18%, 16% and 12%, respectively of the Company’s sales in 2008, 18%, 11% and 12%, respectively of the Company’s sales in 2007. In 2006, Crop Production Services, Inc, Windfield Solution LLC and Helena Chemical Company accounted for 18%, 15% and 11% respectively of the Company’s sales.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on efficacy, price, safety and ease of application. Many of such competitors are larger and have substantially greater financial and technical resources than

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Intellectual Property

AMVAC’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents. Further, AMVAC’s trademarks bring value to its products in both domestic and foreign markets. Although AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset, it does not regard its business as being materially dependent upon any single trademark, license, or patent.

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the Environmental Protection Agency (“EPA”) as well as under similar state laws. Substantially all of AMVAC’s products are subject to EPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This registration by EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $3,410, $2,013 and $2,884 during 2008, 2007 and 2006 respectively, related to gathering this information. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an as incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

Environmental

During 2008, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, CA.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2008 with oversight provided by the DTSC. Risk Assessment activities are planned over the next year under the oversight of the DTSC. Following such risk assessment activities, further investigation and/or potential remediation activities may be initiated in 2009 or 2010. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. At this stage, the extent of further investigation and potential remediation activities is uncertain. Further, it is uncertain whether the cost associated with such investigation and potential remediation activities will have a material impact on the Company’s financial statements.

In 1998, AMVAC began the process to close its hazardous waste permit at the facility, which had allowed AMVAC to store hazardous waste longer than 90 days. Although this practice was discontinued several years prior, federal regulations require AMVAC to formally close out the permit. Formal regulatory closure actions began in 2005 and were completed in 2008, as evidenced by DTSC’s October 1, 2008 acknowledgement of AMVAC’s Closure Certification Report.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, CA, Marsing, ID, Hannibal, MO and Axis, AL facilities. AMVAC continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on AMVAC’s operations.

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

Employees

As of February 27, 2009, the Company employed approximately 320 employees. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement.

The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in 2008 in Costa Rica to conduct business in the country. The office operates under the name AMVAC de Costa Rica Sociedad Anonima and markets chemical products for agricultural and commercial uses.

The Company opened an office in Basel, Switzerland in 2006. The office operates under the name AMVAC Switzerland GmbH. The Company formed the new subsidiary to expand its resources dedicated to non-U.S. opportunities, primarily in the European Union (“EU”).

The Company also formed a Brazilian entity in 2006 operating under the name “AMVAC do Brasil Representácoes Ltda”—it functions primarily to import technical grade agricultural chemicals and to sell them to local formulators and distributors.

The Company opened an office in 1998 in Mexico to conduct business in Mexico and related areas. The office operates under the name Quimica AMVAC De Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in 1994, in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, to the southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2007, 2006 and 2005.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2008	2007	2006
Export Sales	$41,250	$32,932	$17,246
Percentage of Net Sales	17.4%	15.2%	8.9%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

GEMCHEM, INC.

GemChem is a California corporation incorporated in 1991 and purchased by the Company in 1994. GemChem is a national chemical distributor. GemChem, in addition to purchasing key raw materials for the Company, also sells into the pharmaceutical, cosmetic and nutritional markets and manages the Amvac Environmental Products (“AEP”) business which sells Amvac products to non-crop markets. Prior to the acquisition, GemChem acted in the capacity as the domestic sales force for the Company (from September 1991).

2110 DAVIE CORPORATION

DAVIE currently owns real estate for corporate use only. See also PART I, Item 2 of this Annual Report.

ENVIRONMENTAL MEDIATION, INC.

EMI is an environmental consulting firm.

* * *

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the Securities and Exchange Commission (“SEC”) website, www.sec.gov. Also available free of charge on the Company’s website are our Audit Committee, Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee Charters, our Corporate Governance Guidelines, our Code of Conduct and Ethics, our Employee Complaint Procedures for Accounting and Auditing Matters and our policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

* * *

ITEM 1A.	RISK FACTORS

The Company’s business may be adversely affected by cyclical and seasonal effects.

The chemical industry in general is cyclical and demands for its products tend to be slightly seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. The end user of some of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and therefore may reduce our revenues and profitability. There can be no assurance that the Company will adequately address any adverse seasonal effects.

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

The Company’s key customers typically carry competing product lines and may be influenced by the Company’s larger competitors.

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

To the extent that capacity utilization is not fully realized at its manufacturing facilities, the Company may experience lower profitability.

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

Reduced availability and higher prices of raw materials may reduce the Company’s profitability and could threaten the viability of some of its products.

In the recent past, there has been a material reduction in the number of suppliers of certain important raw materials used by the Company in many of its products. Certain of these raw materials are available solely from sources overseas or from single sources domestically. The price of these raw materials has increased sharply over the past year and continues to increase. Demand for these materials, however, appears to continue unabated within this industry. There can be no assurance that the Company will be able to source some or all of these materials indefinitely or that it will be able to do so at a level of cost that will enable it to maintain its profit margin on its products.

Foreign currency and interest rate risk and the use of derivative instruments and hedging activities.

The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to transact in its functional currency and engages in agreements—primarily material purchase contracts, that require settlement in a different currency. The Company has entered into derivatives as cash flow hedges in order to protect its trading

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

performance from the exposure of movements in exchange rate over time. The Company sets up foreign currency forward cover contracts via the Company’s banker, Bank of the West. Furthermore, the Company has in place two fixed interest rate swaps with the objective of reducing the Company’s exposure to movements in the LIBOR rate over time. The hedges are evaluated at the end of each quarter and the effective portions of gains and losses are recorded in other comprehensive income, while the ineffective portions are recorded in current earnings.

Quarterly variability in factors affecting the Company’s business may mean that an individual quarter’s result may not provide a realistic picture of the Company’s overall performance.

Due to elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in sales mix, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. The Company’s cost structure, the combination of variable revenue streams, and the changing product mixes, result in varying quarterly levels of profitability.

The potential impact on the Company’s operations during an economic downturn.

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

Dependence on the Company’s banking relationship.

The Company is dependent on its banking relationship at all times and particularly in these current volatile times. The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 25 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s banking syndicate.

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

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the EPA registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement has significantly increased the Company’s operating expenses in such areas as testing and the production of new products. The Company expects such increases to continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. Responding to such requirements may cause delays in the sales of our products that would adversely affect our profitability. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures that must be followed in order to ensure the quality and integrity of the data related to these tests that are submitted to the U.S. EPA. There can be no assurance the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The Company’s future success will depend on its ability to develop additional applications for its products, and to expand its product lines and customer base.

The Company has grown primarily by a strategy of acquiring mature product lines from larger competitors and expanding sales of these products based on new applications and new users. The Company’s success will depend, in part, on its ability to develop additional applications for its products, and to expand its product lines and customer base in a highly competitive market. There can be no assurance that the Company will be successful in adequately addressing these development needs on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies (e.g., genetic engineering) developed by others will not render the Company’s products noncompetitive or obsolete, which would have a material adverse effect on its financial and operating results. Many of the mature product lines the Company has acquired from larger competitors were divested as a result of mergers involving such large competitors.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Company, its facilities, and its products are subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have a significant impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment.

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

The manufacturing, marketing, distribution and use of chemical products involve substantial risk of product liability claims. A successful product liability claim that is not insured may require the Company to pay substantial amounts of damages. In the event that such damages are paid, it could have a material adverse effect on the Company’s financial and operating results.

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

The Company relies on intellectual property that it may be unable to protect, or may be found to infringe the rights of others.

The Company’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Most of the mature products that the Company has acquired that were patented are currently “off patent” because the patent has expired. The Company can provide no assurance that the way it protects its proprietary rights will be adequate or that its competitors will not independently develop similar or competing products. Further, the Company can provide no assurance that its is not infringing other parties’ rights. Any claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of asserted infringement.

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

In 2008, three customers accounted for 46% of the company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact results of operations, impair the ability to raise capital or otherwise adversely affect the ability to grow the business.

The Company’s strategic practice of acquiring product lines may not result in enhanced profitability

The Company has historically grown its business in part through acquisition of product lines, facilities and other assets. In conjunction with such acquisition activity, the Company performs financial analysis and estimates a projected return on its investment. There are many factors that might affect the actual results of any such acquisition, including market conditions, weather patterns, and the introduction of new technologies, to name but a few. Thus, there is no guarantee that an acquired product line or other asset will generate a return that is equal or greater to that which was calculated by the Company prior to the acquisition or that such acquisition will be profitable to the Company. Further, although the Company regularly engages in acquisition activities, there can be no guarantee that its efforts will continue to lead to successful transactions. Further, the costs of such acquisition activity may have an adverse effect on the Company’s profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

The Company’s corporate headquarters (and Environmental Mediation, Inc.) are located in Newport Beach, California. This facility is leased. See PART IV, Item 15 of this report for further information.

AMVAC owns in fee the Facility constituting approximately 152,000 square feet of improved land in Commerce, California (“Commerce”) on which its West Coast manufacturing and some of its warehouse facilities and offices are located.

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

On December 28, 2007, AMVAC, pursuant to the provisions of the definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and BASF, through which AMVAC purchased the global Terbufos product line from BASF (as reported in greater detail in the Company’s Form 8-K filed as of November 29, 2006) AMVAC purchased certain manufacturing assets relating to the production of Terbufos and Phorate and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF will continue to supply various shared services to AMVAC from the Hannibal Site.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and 2 of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC has acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS have agreed to enter into a master processor agreement under which AMVAC will provide certain tolling services to BCS on an ongoing basis through 2012.

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

GemChem’s, Chemical UK’s, Quimica AMVAC’s, AMVAC Costa Rica’s and AMVAC Switzerland GmgH’s facilities consist of administration and sales offices which are leased.

ITEM 3	LEGAL PROCEEDINGS

A. DBCP Cases

AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination (of water supplies) or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). A summary of these actions follows:

I. Hawaii Matters

Board of Water Supply v. Shell Oil Co. et al.

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with DBCP in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). The settlement agreement obligates the defendants to pay for the installation of filtration devices on other wells that become contaminated later and for the ongoing operation and maintenance of the filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

by Dow Chemical. In connection with the settlement, in October 2005, AMVAC paid for a share of a permanent filtration system in the amount of $222,198. In April 2008, AMVAC paid $16,797 for its share of operations and maintenance expenses for 2007.

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. The suits were removed to federal court and for the last several years, the focus of the case has been on procedural issues, including the dismissal of the case based on the doctrine of forum non conveniens. This doctrine would require the plaintiffs to pursue their claims in their native countries. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court and remanded the case to state court. On September 12, 2006, the state court ordered the transfer of venue from Maui County to Oahu. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. The plaintiffs’ attorney has advised that he wants to add several thousand other individuals as plaintiffs here or in some other action, but has not attempted to do so thus far. Discovery has just begun and two of the plaintiffs have stated that they no longer wish to be parties. The court rescheduled the trial to commence on January 19, 2010. It is unknown whether any of the plaintiffs were exposed to AMVAC brand DBCP, what are the actual injuries, or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously. Defendants intend to schedule depositions of the plaintiffs in the near future. At this stage, the Company believes that, while possible, a loss is neither probable, nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

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

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While no discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. At this stage, the Company believes that, while remotely possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued loss contingency therefor.

II. Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000). No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. At this stage, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

III. Louisiana Matters

In November 1999, Amvac Chemical Corporation was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading.

As in many of the other banana worker’s cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

vigorously contest these cases. At this stage, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

IV. Nicaragua Matters

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

In March 2007, AMVAC settled with the 13 remaining plaintiffs for a total of $300,000 without any admission of liability. This settlement was approved by the court on April 24, 2007. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants in July 2007 for 12 plaintiffs as one was transferred to the Mejia case. On November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. On March 7, 2008, the trial court granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages of $2.5 million against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. The court also reversed the finding of strict products liability against Dole. Both sides have filed appeals. As this case impacts the other DBCP suits, the Company is monitoring these developments.

This case, like the other pending banana workers suits, demonstrates the difficult issues of law and fact to all parties and the potential of large verdicts, at least in cases involving claims of complete sterility (azoospermia) that defendants cannot explain. In all of these banana worker cases, there is no guarantee that the Company will be able to avoid an adverse judgment or that the size of any such judgment will not have an adverse effect upon the Company’s financial performance. If plaintiffs are ultimately successful in this action, it is likely that other banana workers from Nicaragua will file suit in California.

Rodolfo Mejia et al v. Dole Food Company, Inc. et al

On September 20, 2005, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of 16 Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the 16 plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1970 to 1984, suffering

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management and trial as in the Tellez matter. These plaintiffs allege that they were all applicators of the product at the banana farms. The plaintiffs also allege exposure to DBCP from contaminated groundwater. The court has limited discovery to 20 plaintiffs and any others beyond that number must be transferred to another case.

This case will be set for trial for some time in 2010. However, a preliminary trial has also been set for September 10, 2009 to determine whether the plaintiffs have committed fraud in filing their claims. Ten of the plaintiffs remain in the case as the others have been dismissed.

At this stage, the Company believes that a loss is not probable (and therefore has not accrued a loss contingency therefor); however, based upon the disposition of the Tellez matter, the Company believes that a loss and/or costs of between $0K and $300K is reasonably possible.

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

The complaint was amended on November 30, 2007 to include a total of six plaintiffs. AMVAC answered this first amended complaint on January 10, 2008. As explained above, these six workers were then added to the Mejia suit on January 22, 2008. Presently, there is just one plaintiff named in the Rivera case, which remains stayed pending resolution of the Mejia action. With respect to Rivera, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

AMVAC has retained an attorney in Nicaragua and understands that the receipt of these eight suits constitutes first notice and an invitation to attend mediation. All but one of these suits is based on Nicaraguan Public Law 364 issued in October 2000 that is directed solely at DBCP and requires the posting of a $100,000 bond (which plaintiffs in these cases have waived), sets forth a lessened standard of proof to show that the claimed injuries are due to DBCP, and establishes an unreasonable amount of minimum compensation for injuries. This law also provides that there is no statute of limitations.

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

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC intends to contest personal jurisdiction and demand under Law 364 that the claims be litigated in the United States. Thus far, it appears that the Nicaraguan courts have denied all requests of other defendants under Law 364 that allow the defendants the option of consenting to jurisdiction in the United States. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Based on the precedent of the earlier suits in Nicaragua, it would appear likely that the Nicaragua courts will, over the defendants’ objections, enter multi-million dollar judgments for the plaintiffs and against all defendants in these cases. One such judgment was entered in August 2005 for $97 million for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802 million against Dow, Shell, Occidental, and Standard Fruit for some 1200 plaintiffs. Presently pending before the U.S. District Court in Miami, Florida, is an enforcement action against Dole and Dow for the $97 million judgment.

With respect to the Nicaraguan cases, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued loss contingency therefor.

V. Ivory Coast Cases

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

action filed in federal court alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. AMVAC did not sell any DBCP into the Ivory Coast at any time and intends to defend these cases vigorously. Discovery has not yet begun in these cases.

On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court remanded all of those cases on its own motion back to state court. These state cases were reassigned to the same complex case management judge as in the Tellez and Mejia suits in May 2007. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for April 16, 2009.

On December 7, 2006 Amvac answered the Alien Tort Claims Act case in federal court. A defense motion for judgment on the pleadings in the case was granted on March 26, 2007, whereby the court dismissed the genocide and unlawful distribution of pesticide claims with prejudice, and dismissed the remaining claims with leave to amend. The plaintiffs filed an amended complaint in April 2007 regarding only the claims for relief for crimes against humanity and racial discrimination and omitting the claims that the court had dismissed. Defendants jointly filed a motion to dismiss that was heard on May 21, 2007 and was granted after being taken under submission. The plaintiffs appealed to the Ninth Circuit Court of Appeal, which denied plaintiffs’ appeal on September 24, 2008. On October 7, 2008, the plaintiffs served a petition for rehearing in the Ninth Circuit before the entire panel of judges, which was also denied. The Company believes that, while remotely possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

VI. Other DBCP Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 and December 2008 on behalf of several thousand banana workers from Costa Rica, Panama, Guatemala, and Honduras. AMVAC has not been named in these suits.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On September 15, 2008, the court entered an order giving its preliminary approval of the class settlement. The class settlement notice was mailed to class members the last week of October 2008. Class members had until January 30, 2009 either (i) to submit the claim form required for a monetary payment from the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

settlement fund, or (ii) either to object to the settlement, or seek to be excluded from the settlement. As of this date, approximately 850 class members have returned claim forms; the parties are reviewing forms for completeness and validity. The Court will consider final approval of the class settlement at a hearing currently scheduled for April 17, 2009, and we anticipate the Court will enter the final order approving the settlement on or shortly after that date. Payments to class members who complete a valid claim form will be made 45 days after final approval of the settlement.

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

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. AMVAC believes that the action is without merit and intends to defend it vigorously. On October 14, 2008, the court denied AMVAC’s motion for dismissal of the trespass and nuisance claims (which motion had been granted by the court in the McLendon with substantially similar facts). At this point the Company believes that, while possible, a loss in this matter is neither probable nor reasonably estimable, and, accordingly, it has not accrued a loss contingency therefor.

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10 th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). At this time, AMVAC does not believe that it is has any liability to Plaintiff and intends to defend the case vigorously. Discovery has been conducted but not yet completed. The parties have scheduled a mediation to take place on March 3, 2009. Further, while the Company does not believe that a loss in this matter is probable (and has therefore not accrued a loss contingency therefor), based upon our knowledge at present, a loss and/or costs in the range of between $0 and $300,000 is reasonably possible.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California , County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. The Company believes that the claims have no merit and plans to defend the matter vigorously. Some discovery, including the deposition of plaintiff, has been completed. Defendant has filed a motion for summary judgment or, in the alternative, for summary adjudication of issues. The parties have agreed to a mediation date of March 12, 2009. At this stage, while the Company believes that a loss in this matter is not probable (and has therefore not accrued a loss contingency therefor), a loss and/or costs in the range of between $0 and $100,000 is reasonably possible.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. At this point, the Company believes that, while possible, a loss in this matter is neither probable nor reasonably estimable, and, accordingly, it has not accrued a loss contingency therefor.

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

No matters were submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective March 6, 2006, the Company listed its $0.10 par value common stock (“Common Stock”) on the New York Stock Exchange under the ticker symbol AVD. From January 1998 through March 6, 2006, the Common Stock was listed on the American Stock Exchange under the ticker symbol AVD. The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

The following table sets forth the range of high and low sales prices as reported for the Company’s Common Stock for the calendar quarters indicated (as adjusted for stock splits and stock dividends).

	High	Low
Calendar 2008
First Quarter	$17.27	$12.10
Second Quarter	17.97	12.05
Third Quarter	17.76	9.84
Fourth Quarter	15.17	7.36
Calendar 2007
First Quarter	$20.00	$13.88
Second Quarter	17.09	12.77
Third Quarter	20.25	11.51
Fourth Quarter	20.30	13.37

As of February 27, 2009, the number of stockholders of the Company’s Common Stock was approximately 4,800, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

on the number of shares outstanding prior to the 4 for 3 stock split. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on April 3, 2006.

The Company has issued a cash dividend in each of the last thirteen years dating back to 1996.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for per share data)

	2008	2007	2006	2005	2004
Net sales	$237,538	$216,662	$193,771	$189,796	$150,855

Gross profit	$101,131	$95,730	$82,358	$85,679	$72,258

Operating income	$36,144	$36,013	$29,216	$32,267	$24,958

Income before income tax expense	$32,173	$30,526	$26,522	$30,939	$23,733

Net income	$20,019	$18,728	$15,448	$19,002	$14,477

Earnings per common share(1)	$0.75	$0.71	$0.60	$0.78	$0.60

Earnings per common share—assuming dilution(1)	$0.73	$0.68	$0.57	$0.74	$0.57

Total assets	$286,937	$248,581	$262,376	$183,227	$122,346

Working capital	$96,881	$75,144	$99,233	$41,668	$36,275

Long-term debt less current portion	$76,273	$56,155	$93,761	$34,367	$19,474

Stockholders’ equity	$155,943	$139,739	$120,877	$82,448	$63,972

Weighted average shares outstanding—basic(1)	26,638	26,307	25,934	24,344	23,951

Weighted average shares outstanding—assuming dilution(1)	27,469	27,436	27,186	25,759	25,557

Dividends per share of common stock (1)	$0.080	$0.070	$0.083	$0.064	$0.049

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2008 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2008. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Report.

Results of Operations (in Thousands)

2008 Compared with 2007:

	2008	2007	Change
Net sales:
Crop	$193,273	$185,886	$7,387
Non-crop	44,265	30,776	13,489

	$237,538	$216,662	$20,876

Gross profit:
Crop	$82,345	$81,502	$843
Non-crop	18,786	14,228	4,558

	$101,131	$95,730	$5,401

Our net sales for 2008 ended at $237,538 and were 10% higher than sales for the same period in 2007 of $216,662. Our insecticide product lines performed extremely well. This included the newly acquired Orthene product line. Furthermore, we saw high demand for our mosquito adulticide product, DiBrom®. This was a direct result of the intense hurricane season in the Southeast, and we are pleased to report that our sales performance was improved by first time orders from Texas. Our performance was also positively impacted by strong sales of our soil fumigant product line. Our PCNB product line, which has been a core product for the Company throughout our history and has been augmented in the last 12-months with the purchase of the Chemtura Terraclor® and Turfside® brands, performed better than expected. Our international sales continue to be an important growth segment for the Company. We have established a dedicated team based in the USA. We are developing our business in Mexico and we have opened an office in Costa Rica. Led by soil fumigant products on vegetable crops in Mexico, Central and South America; Thimet® and Counter® on corn and vegetables in Asia; and fungicide products in Canada, our international sales increased strongly, ending 25% higher than the same period of 2007.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

These significant improvements were partially offset by a number of factors. We experienced lower demand for our cotton insecticide Bidrin®, driven by reduced cotton acres under cultivation in the USA. Our granular corn soil insecticide products underperformed compared to 2007—as a result of very adverse weather conditions which persisted during the Midwest planting season. Furthermore, sales of our leading corn herbicide product Impact® have been lower in 2008—as some key distributors managed inventory levels through the 2008 season. Sales improved in the last few months of 2008, but did not make up for the slow start to the year. Industry field data shows that actual on-the-ground applications of Impact applied during 2008 have been very strong.

Our cost of sales for 2008 was $136,407 or 57% of sales. This compared to $120,932 or 56% of sales for the same period in 2007. Raw material prices have moved dramatically during the year, increasing significantly in the first half of the year and declining in the second half of the year. Major cost movements—both up and down—have been seen in raw materials based on petroleum, sulfur and phosphorus. We have worked hard to manage this exposure with focused inventory purchasing decisions and entering into favorable long-term purchase commitments. In addition, we have instituted some selective product line selling price increases.

During the latter part of 2007 we acquired our manufacturing facility in Hannibal, MO, and then in the early part of 2008, we acquired our facility in Marsing, ID. These facilities previously provided product for the company. Also, during 2008 we have carried out some third party tolling activities. These activities are targeted at improving overall manufacturing asset utilization. The products identified for tolling contracts are based on chemistries that fit well with our manufacturing capabilities and equipment.

Finally, our new products Orthene, Turfside and Terraclor generate combined gross margins that are in line with our average performance.

Gross profit ended at $101,131 or 43% of sales in 2008 compared to $95,730 and 44% of sales for 2007.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as a part of cost of sales.

Operating expenses in 2008 increased by $5,270 to $64,987 or 27% of sales as compared to $59,717 or 28% in 2007. The differences in operating expenses by department are as follows:

	2008	2007	Change
Selling	$19,516	$19,487	$29
General and administrative	17,274	16,020	1,254
Research, product development and regulatory	8,631	6,947	1,684
Freight, delivery and warehousing	19,566	17,263	2,303

	$64,987	$59,717	$5,270

•

Our selling expenses remained flat at $19,516 for 2008. Advertising costs have increased by $1,438 as we continue to support market awareness of some of our key product lines. Building our sales and marketing activities in Mexico and Costa Rica cost an additional $878. These increases were offset by lower product liability insurance premiums and a sales mix effect driving reduced program expenses.

•

General and administrative expenses increased by $1,254 to $17,274 for 2008 when compared to $16,020 for 2007. Intangible amortization increased by $592 following product line acquisitions during late 2007 and 2008. We have increased resources in our finance team to support our growing business at a cost of $280. These increased general administration costs were partially offset by a negotiated settlement of a long outstanding claim with an insurer in liquidation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•

Research, product development costs and regulatory expenses increased by $1,684 for 2008 as compared to 2007. The main driver was increased product defense costs of $947 and included defense of recently acquired product lines. We also increased our product line development activity by $343 for future market opportunities.

•	Freight, delivery and warehousing costs increased by $2,303 to $19,566 or 8% of sales for 2008. This compares with $17,263 or 8% of sales in the same period of 2007.

Interest expense including capitalized interest and interest income were $3,971 in 2008 compared to $5,487 in 2007. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2008			2007
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$54,484	$3,048	5.6%	$58,400	$4,233	7.2%
Real Estate	2,198	109	5.0%	2,305	171	7.4%
Working Capital Revolver	26,269	1,143	4.4%	17,412	1,327	7.6%

Average	82,951	4,300	5.2%	78,117	5,731	7.3%

Other Notes Payable	3,706	—	—	500	—	—

Other adjustments (capitalized interest & interest income)	—	(329)	—	—	(244)	—

Adjusted Average	$86,657	$3,971	4.6%	$78,617	$5,487	7.0%

The Company’s average overall indebtedness for 2008 increased by $8,040 to end at $86,657 as compared to $78,617 for 2007. The company increased revolver debt to support a major capital investment in a Metam facility at our Axis plant and increased inventory levels. Our results have been favorably impacted by movement in the LIBOR rate during 2008. LIBOR is the base for our syndicated borrowings and as can be seen from the table above, our effective interest rate was 4.6% in 2008 as compared to 7.0% in 2007. As also shown in the table, the Company had $329 in interest adjustments in 2008, including capitalized interest of $254 and interest income of $75. In 2007, the Company had interest expenses adjustments of $244 including capitalized interest of $30 and interest income of $214.

Income tax expense increased by $356 to end at $12,154 in 2008 as compared to $11,798 for 2007. Our effective tax rate is at 38%, which compares with an effective rate of 39% for 2007. The lower tax rate reflects the impact of our domestic manufacturing and greater costs incurred in R&D activities during the year. (See note 3 to the Consolidated Financial Statements for additional analysis of the changes in income tax expense.)

Net income increased by $1,291 to end at $20,019 or $.73 per diluted share in 2008 compared to $18,728 or $.68 per diluted share in 2007. This is a 7% year on year net income improvement.

Weather patterns can have an impact on the Company’s operations. Weather conditions influence pest population by impacting gestation cycles for particular pests and the effectiveness of some of the Company’s products, among other factors. The end user of some of the Company’s products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some of the Company’s products. During 2008, weather patterns had significant impact as noted above.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Due to elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales, ordering patterns that may vary in timing, and promotional programs, measuring the Company’s performance on a quarterly basis, (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as meaningful an indicator as full-year comparisons. The primary reason is that the use cycles do not necessarily coincide with financial reporting cycles. Because of the Company’s cost structure, the combination of variable revenue streams, and the changing product mixes, results in varying quarterly levels of profitability.

Contractual Obligations and Off-Balance Sheet Arrangements

We believe that our cash flows from operations and cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent of significant growth in the future, our operating and investing activities may use cash and, consequently, this growth may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

The following summarizes our contractual obligations at December 31, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$54,154	$4,106	$18,048	$32,000	—
Note payable on product acquisitions and asset purchases	5,325	3,600	1,325	400	—
Working Capital Revolver credit line	24,500	—	24,500	—	—

Sub total Long-term debt	83,979	7,706	43,873	32,400	—
Estimated interest liability(1)	13,501	3,983	6,830	2,688
Accrued royalty obligations	181	181	—	—	—
Employment agreements (See note below)	4,053	1,145	1,850	1,058	—
Operating leases	721	296	50	50	325

	$102,435	$13,311	$52,603	$36,196	$325

(1)	Estimated Interest Liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The working capital revolver debt has been assumed to be constant throughout the remaining term. As noted above in this Report, all of our debts are linked to LIBOR rates.

There were no off-balance sheet arrangements as of December 31, 2008.

Note: Employment agreements—please refer to item 11 executive compensation of this Report: the employment obligations listed here include Mr. Wintemute’s contract which is of indefinite duration.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Results of Operations (in Thousands)

2007 Compared with 2006:

	2007	2006	Change
Net sales:
Crop	$185,886	$162,447	$23,439
Non-crop	30,776	31,324	(548)

	$216,662	$193,771	$22,891

Gross profit:
Crop	$81,502	$68,629	$12,873
Non-crop	14,228	13,729	499

	$95,730	$82,358	$13,372

Our net sales for 2007 ended at $216,662 and were 12% higher than sales for the same period in 2006 of $193,771. Our granular soil insecticides performed well driven by sales of new product line Counter and established brand Aztec, both of which had strong sales performances. In addition our leading herbicide Impact and our fumigants product range both had exceptionally strong sales performances. Finally, our international sales continue to grow strongly. Led by soil fumigant products on vegetable crops in Mexico, Central and South America; Thimet® and Counter® on corn and vegetables in Asia; and fungicide products in Canada, our international sales increased strongly, ending 91% higher than the same period of 2006.

These performances were offset by a below expectation performance in our insecticides products particularly for our cotton insecticide Bidrin®, This was driven by reduced cotton acres under cultivation in the USA. Despite the continued reduction in our sales for this highly efficacious product line, our field reports indicate that our share is growing.

Sales of new products including Permethrin, Counter and Impact acquired or licenced in the last twelve to eighteen months performed well contributing strongly to the increased sales compared to the same period of 2006. Margins for this product are similar to our average margin levels.

During 2007 we have not made the significant progress that we anticipated related to third party tolling activities. This was a strong element of our performance in 2006 mainly driven by one toll manufacturing product. Despite a good start in 2006, this did not translate to significant sales in 2007.

Cost of sales for 2007 was $120,932 or 56% of sales. This compared to $111,413 or 57% of sales for the same period in 2006. Raw material prices remained relatively stable during the year, although there was some price pressure on petroleum based materials towards the end of 2007.

Gross profit ended at $95,730 or 44% of sales in 2007 compared to $82,358 and 42% of sales for 2006.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as a part of cost of sales.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Operating expenses, which are net of other income and expenses, were up as a percentage of sales at 28% in 2007 as compared to 27% in 2006. The differences in operating expenses by specific departmental costs are as follows:

	2007	2006	Change
Selling	$19,487	$17,231	$2,256
General and administrative	16,020	11,729	4,291
Research, product development and regulatory	6,947	8,243	(1,296)
Freight, delivery and warehousing	17,263	15,939	1,324

	$59,717	$53,142	$6,575

•

Our selling expenses increased by $2,256 to $19,487 in 2007 compared to $17,231 in 2006. We increased our investment in SmartBox systems field support costing $536, liability insurance costs up by $376, program expenses driven by specific sales mix of granular soil insecticides increased by $352, advertising and promotion costs by $220. Expansion of our sales and marketing activity in Mexico and other variable selling expenses accounted for the balance of the increase.

•

Our general and administrative expenses increased by $4,291 to $16,020 in 2007 as compared to $11,729 in 2006. The increase was due to an increase in amortization expense of intangibles relating to the Company’s recently acquired products, which increased $1,629. The expense associated with management’s bonus program increased due to a better overall performance, ended at $1,347 and legal expenses increased $760. Other outside services including payroll, audit and other general administration costs accounted for the balance of the increase.

•

Research, product development and regulatory registration expenses declined by $1,296 to $6,947 in 2007 from $8,243 in 2006 due to lower costs incurred to generate scientific data related to the registration of the Company’s products.

•

Freight, delivery and warehousing costs increased $1,324 to $17,263 or 8% of sales in 2007 as compared to $15,939 in 2006 or 8% of sales. Increased costs associated with higher volume sales offset by improved efficiencies in managing the overall supply chain.

Interest costs including capitalized interest and interest income were $5,487 in 2007 as compared to $2,694 in 2006. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2007			2006
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$58,400	$4,233	7.2%	$16,096	$1,305	8.1%
Real Estate	2,305	171	7.4%	2,411	173	7.2%
Working Capital Revolver	17,412	1,327	7.6%	26,573	1,904	7.2%

Average	78,117	5,731	7.3%	45,080	3,382	7.5%

Other Notes Payable	500	—	—	—	—	—

Other adjustments (capitalized interest & interest income)	—	(244)	—	—	(688)	—

Adjusted Average indebtedness	$78,617	$5,487	7.0%	$45,080	$2,694	6.0%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company’s average overall debt in 2007 was $78,617 as compared to $45,080 in 2006. The major change related to increased borrowings of the Term loan at the end of 2006 to support the acquisition of key product lines. Furthermore, the Company was able to capitalize a significant amount of interest during 2006 related to capital spending projects. As can be seen from the table above, the effective interest rate was 7.0% in 2007 as compared to 6.0% in 2006.

Income tax expense increased by $724 to $11,798 in 2007 as compared to $11,074 in 2006. The Company’s effective tax rate was 39% in 2007 as compared to 42% in 2006.

The Company reported net income of $18,728 or $.68 per diluted share in 2007 as compared to net income of $15,448 or $.57 per diluted share in 2006. (Net income per share data was restated to reflect the effect of a 4 for 3 stock split that was distributed on April 17, 2006.)

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $96,881 as compared to $75,144 as of December 31, 2007. Working capital at January 1, 2007 was $99,233.

Cash provided by operating activities in 2008 was $3,073, as compared to $53,158 in 2007. Net income of $20,019, non-cash depreciation and amortization of $11,613, a foreign currency contract loss of $174, a decrease in receivables of $4,602, an increase in inventories of $27,171 and decrease in other current liabilities of $6,091, deferred income taxes of $3,700 and non-cash stock-based compensation expense of $822 provided $7,668 of cash for operations. Increases in prepaid expenses and other current assets of $2,724 coupled with a decrease in accounts payable of $1,871 used $4,595 of cash in operating activities.

Our investing activities used net cash of $23,322 in 2008, as compared to $11,538 in 2007. Our spending primarily included capital spending of $14,294, including the installation of a new Matam facility, improvement of our waste handling systems, improving complex control systems and expanding the capability of our Axis site and improving control and safety systems at our Hannibal and Los Angeles sites. Our investing activities also included product line acquisitions. In 2007, our investing activities included $3,500 spent on primarily on improving control and safety systems. Furthermore, we spent $8,038 on product line acquisitions.

Our financing activities provided net cash of $19,414 in 2008 consisting of increased debt $20,394 and proceeds from the exercise of stock options. These inflows were offset by the decisions to acquire treasury stock and the payment of dividends. In 2007, our financing activities used net cash of $40,475, including the paydown of debt of $39,606 and payment of dividends offset by proceeds from the exercise of stock options.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2008 and December 31, 2007. These are summarized in the following table:-

Indebtedness	At December 31, 2008			At December 31, 2007
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$48,000	$4,000	$52,000	$52,000	$4,000	$56,000
Real Estate	2,048	106	2,154	2,155	106	2,261
Working Capital Revolver	24,500	—	24,500	—	—	—
Other Notes Payable	1,725	3,600	5,325	2,000	—	2,000

Total Indebtedness	$76,273	$7,706	$83,979	$56,155	$4,106	$60,261

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) The Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) The Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) The Company must maintain a certain consolidated fixed charge coverage ratio, (4) The Company must maintain a certain modified current ratio. As of December 31, 2008 the Company met all the covenants listed above. This was the position as of December 31, 2007. Furthermore, this has been the case at each reporting date since the loan facility was put in place in December 2006.

At December 31, 2008 total indebtedness is $83,979 as compared to $60,261 at December 31, 2007. At December 31, 2008, based on its performance against the covenants listed above, the Company has the capacity to increase its borrowings by up to $38,356 under the credit facility agreement.

The Company is dependent on its banking relationship at all times and particularly in these current volatile times. The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 25 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s banking syndicate. In addition, we have recently spoken directly to three of the lenders in the syndicate, all of which have expressed an appetite to support the Company with additional loan facilities, in the right circumstances.

Recently Issued Accounting Guidance

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, Fair Value Measurements, in a market that is not active and provides illustrative examples for determining fair value of a financial asset where the market for that financial asset is not active. This statement is effective on issuance. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at December 31, 2008. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FSP FAS 133-1. This FSP seeks to clarify the application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of SFAS 161, Disclosure about Derivative Instruments and Hedging Activities. It is effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and concluded that we do not participate in the derivatives selling market, nor do we have any guarantees related to the debts of others. We will reconsider the applicability of this statement should our business circumstances change.

On May 19, 2008, FASB issued SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The objective of this standard is to ensure that the GAAP hierarchy is clearly directed to the entity

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company is currently evaluating the effect SFAS No 162 will have on its published financial statements. The pronouncement was effective November 15, 2008.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The company is currently evaluating the effect SFAS No. 161 will have on its financial presentations.

In December 2007, FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141 (R)”). The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

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

Foreign Exchange

Management does not believe that the fluctuation in the value of the dollar in relation to the currencies of its customers in the last three fiscal years has adversely affected the Company’s ability to sell products at agreed upon prices denominated in U.S. dollars. No assurance can be given, however, that adverse currency exchange rate fluctuations will not occur in the future. Should adverse currency exchange rate fluctuations occur in geographies where the Company sells/exports its products, management is not certain such fluctuations will or will not materially impact the Company’s operating results.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting polices and estimates include:

Revenue Recognition and Allowance for Doubtful Accounts—Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized when earned. The procedures are subject to management’s review and from time to time certain sales are excluded until it is clear that the title has passed and there is no further recourse to the Company. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed using standard quantitative measures based on historical losses, adjusted for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss.

Accrued Program Costs—The Company has adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-9”). In accordance with EITF 01-9, the Company classifies certain payments to its customers as a reduction of sales revenues. Other payments are operating expenses. The Company describes these costs overall as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. Essentially they are volume or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season. Each quarter management applies experience and market place knowledge to estimate the current liability.

Long-lived Asset—The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Management considers the carrying value of long-lived assets to be reasonable. Generally, the fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Property, Plant and Equipment and Depreciation—Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing the estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effect of foreign currency exchange gains and losses on transactions that are denominated in

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

currencies other than the entity’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

Derivative financial instruments and hedge activities—In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair or market value on the balance sheet. In accordance with the hierarchy contained in SFAS No. 157, Fair Value Measurements (“SFAS 157”), the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). The Company has put in place as a hedge against the foreign currency exposure of a foreign currency denominated forecast purchase transaction. The Company re-evaluates the effectiveness of its derivative instruments using the dollar offset ratio and the cumulative dollar offset method for ineffectiveness. These re-evaluations are performed at the end of each quarter. The Company also has in place two interest rate swap contracts that are accounted for under SFAS 133. The Company qualifies for the short cut method for these swaps and performs quarterly re-evaluations to determine continued qualification for this method. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income (loss). If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at December 31, 2008, the Company’s derivative instruments have been tested and a charge of $174 has been taken to other income as a result.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis , relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consisting of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2008 and there were no impairment losses recorded.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2008. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60 million) at any given time.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. As of December 31, 2008, the Company has implemented a formal foreign currency hedging program for the Euro. This program is based on covering forward specific purchase orders where the contract includes a commitment to settle in the suppliers’ functional currency. In addition, the Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

As part of an on going process of assessing business risk, management has identified risk factors which are disclosed in Item 1A. Risk Factors of this Report.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are listed at PART IV, Item 15, Exhibits, Financial Statement Schedules.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2008, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2008, the Company’s internal control over financial reporting is effective.

BDO Seidman, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the American Vanguard’s internal control over financial reporting as of December 31, 2008. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 13, 2009

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are the current Directors and Executive Officers of Registrant:

Name of Director/Officer	Age	Capacity
Herbert A. Kraft(4)	85	Co-Chairman
Glenn A. Wintemute(4)	83	Co-Chairman
Eric G. Wintemute	53	Director, President and Chief Executive Officer
Lawrence S. Clark(1)(2)	50	Director
John L. Killmer(4)	59	Director
John B. Miles(2)(3)	65	Director
Carl R. Soderlind(1)(2)(3)	75	Director
Irving J. Thau(1)(3)(4)	69	Director
Trevor Thorley(7)	51	Executive Vice President and Chief Operating Officer of AMVAC
David T. Johnson(8)	52	Vice President and Chief Financial Officer
James A. Barry(9)	58	Sr. Vice President, CFO and Asst. Secretary/Treasurer
Timothy J. Donnelly	49	Vice President and General Counsel
Glen Johnson	54	Senior Vice President of AMVAC Chemical Corporation(5)
Christopher K. Hildreth	55	Senior Vice President of AMVAC
Douglas Ashmore	62	Vice President, Director of Manufacturing of AMVAC
Robert F. Gilbane	58	President of GemChem, Inc.(6)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Finance Committee.
(5)	AMVAC Chemical Corporation (“AMVAC”) is a wholly-owned subsidiary of American Vanguard Corporation
(6)	GemChem, Inc. (“GemChem”) is a wholly-owned subsidiary of American Vanguard Corporation
(7)	Mr. Thorley was appointed on January 5, 2009.
(8)	Mr. Johnson was appointed on March 7, 2008
(9)	Mr. Barry was Chief Financial Officer from 1987 until March 6, 2008. On March 7, 2008, Mr. Barry was appointed Chief Administrative Officer.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Eric G. Wintemute has served as a director since June 1994. Mr. Wintemute has also served as President and Chief Executive Officer since July 1994. He was appointed Executive Vice President and Chief Operating Officer of the Company in January 1994. He is the son of the Company’s Co-Chairman, Glenn A. Wintemute.

Lawrence S. Clark has served as a director since 2006. Mr. Clark is the Chief Operating Officer and CFO for Legendary Pictures, a motion picture production company that develops, co-produces and co-finances major motion pictures in partnership with Warner Bros. From 2000 to 2003, Mr. Clark was the Chief Financial Officer of Creative Artists Agency, a leading entertainment talent, literary and marketing agency. From 1997 to 2000, he served as Senior Vice President, Corporate Development for Sony Pictures Entertainment. Mr. Clark was Director—International for The Carlyle Group, a private equity firm, from 1995 to 1997. In 1992, he co-founded Global Film Equity Corp., which provided strategic, business advisory and capital raising services to media companies. From 1989 to 1992, Mr. Clark was Vice President, Corporate Finance at Salomon Brothers, Inc. Prior to that, he was a Corporate Finance Associate at Goldman Sachs & Co. from 1987 to 1989.

John L. Killmer was appointed a director in December 2008. Mr. Killmer was responsible for Global Marketing, Product and Supply Chain Management for Arysta LifeSciences Corporation (“Arysta”), the world’s largest privately held crop protection and life science company from November 2004 through June 2008. From 1980 to November 2004 he served in various capacities with Monsanto Company (“Monsanto”). Whilst with Monsanto, Mr. Killmer served in various capacities including three years as President of Monsanto Greater China from 2001 to 2003. At Arysta, Mr. Killmer had global responsibility for marketing and product management and in addition, was responsible for global supply chain management.

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

Irving J. Thau has served as a director since September 2003. From 1962 to 1995, he held various positions with Ernst & Young LLP, where his primary responsibilities were directing and providing accounting, auditing, and business advisory services to publicly held and privately owned organizations. He was admitted to partnership in 1974, and most recently served as Ernst & Young’s West Region Director of Financial Advisory Services. In 1995, Mr. Thau founded Thau and Associates, Inc., a financial consulting company of which he currently serves as President. Mr. Thau is also a director of American Home Mortgage Investment Corp.

Trevor Thorley was named Executive Vice President and Chief Operating Officer of AMVAC on January 5, 2009. Over the six year period prior to his appointment at AMVAC, Over the past six years, Mr. Thorley has served as President and Chief Operating Officer of Valent USA Corporation, a manufacturer of specialty agricultural chemicals and a subsidiary of Sumitomo Chemical Company, a Japan-based multinational corporation (which is not affiliated with the Corporation).

David T. Johnson has served as Chief Financial Offer of the Company since March 7, 2008. Mr. Johnson served as Finance Director for Amcor Flexibles UK Ltd., a five hundred million dollar manufacturer of decorative packaging and a subsidiary of Amcor, a multibillion dollar corporation based in Australia from June

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

2003 through March 2008. Prior to that he served as Vice President of Finance for Sterer Engineering, a subsidiary of Eaton Aerospace, an eight billion dollar Cleveland based multinational company from April 2001 through June 2003.

James A. Barry has served as Chief Administrative Officer since March 7, 2008. Prior to that time, he had served as Senior Vice President since 1998. He has served as Treasurer from 1994 to the present and as Chief Financial Officer of the Company and all operating subsidiaries from 1987 until 2008. He presently also serves as Assistant Secretary and served as Secretary from 1998 to 2007. He also served as Vice President from 1990 through 1997 and as Assistant Secretary from 1990 to 1997. From 1990 to 1993, he also served as Assistant Treasurer. Mr. Barry also served as a director of the Company from 1994 through June 2004.

Timothy J. Donnelly has served as Vice President and General Counsel since October 2005. He served as Assistant Secretary until June 2007, at which time he as appointed Secretary of the Corporation. Prior to his work with the Company, Mr. Donnelly served as Vice President, General Counsel and Secretary for DDi Corp. (Nasdaq—DDIC) a manufacturer of quick-turn, high-technology printed circuit boards.

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

Douglas Ashmore has served as Vice President and Director of Manufacturing of AMVAC since March 1988. He is responsible for overseeing the operation of AMVAC’s four manufacturing facilities, including, among other things, synthesis, formulation, packaging and safety and health compliance.

Robert F. Gilbane has served as President of GemChem since June 1999. He served as Executive Vice President from January 1994 (when the Company acquired GemChem) to June 1999. He co-founded GemChem in 1991 with Eric G. Wintemute AND Al Moskal, who has since retired from the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on the Company’s review of the copies of such forms received by the Company, or representations obtained from certain reporting persons, the Company believes that during the year ended December 31, 2008 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial stockholders were complied with.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Compensation Discussion and Analysis

Compensation Objectives

The Company’s compensation program has several objectives. First, we believe that our compensation should attract and retain top-quality executives. Many of our executives have transferred to the Company from our competitors, which are typically much larger organizations. In addition, we realize that our key executives could easily find work in the industry very easily. We must, therefore, be mindful that we do not fall below the standard observed by other public companies of a similar size in paying executives. In June 2008, the Compensation Committee commissioned its compensation consultant, ECG Advisors, to review compensation of the top 10 most highly paid executives at the Company, including benchmarking against public companies having annual revenues of between $225 million and $400 million. According to that study, the Company’s executive salaries were, on average, 4 percent above the 50th percentile, executive bonuses were approximately 4 percent above the 50th percentile for target bonuses, and total annual compensation (including salaries, incentive bonus, and equity awards) were approximately 3 percent below the market.

Second, we believe in paying for performance. Performance, however, is not limited to company-wide objectives or personal goals. In fact, Accordingly, we hold our executives as a group accountable for both company-wide performance (typically in terms of net sales and net earnings) and individual performance, which varies by position. In 2008 we revisited the issue of individual performance standards and established revised annual standards for all managers within the Company. We are mindful of the fact that an executive may have an off-year, while the Company has an excellent year, and vice versa. We take these factors into account in determining compensation, particularly incentive-based compensation.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Base salary—base salary provides the executive with a reasonable standard of living and permits the Company to put certain other elements of compensation at risk. Further, it would be virtually impossible to attract or retain qualified executives without this element of compensation. It forms the bulk of the executive’s compensation. This is the portion of compensation that does not vary with annual changes in company-wide performance or stock market fluctuations. The executive can count on his or her salary and can plan around it. In 2008, base salary accounted for more than half of total compensation among named executive officers.

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

Voluntary benefits—our 401K plan is a tool that serves to encourage the executive to plan for retirement now. The Company matching contribution (dollar for dollar up to five percent (5%) of base salary) has a strong effect both in recruitment and retention. Similarly, the American Vanguard Corporation Stock Purchase Plan serves as a means for retaining executives. It gives our executives (and other employees) the opportunity to acquire equity at a discount, which right is not available to outsiders. It also provides a means for acquiring stock at a discounted price through relatively minimal payroll deductions over a period of time. Further, the ESPP is a mechanism by which the executive can put some “skin in the game” by investing in the Company. Equity ownership helps to align the executive’s interests with that of our shareholders and serves to foster a long-term perspective in the executive. In addition, equity can serve as a surrogate for a pension plan with executives. Equity awards and voluntary participation in the 401K plan are the only two forms of long-term compensation offered to executives by the Company.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

We do take into account the accounting and tax treatments for the Company of all forms of compensation. For example, in order to maximize the Company’s ability to deduct the executive compensation under the Internal Revenue Code of 1986, as amended, (“IRC”) Section 162(m), we have historically limited the number of Incentive Stock Option awards given to an individual in a given year to those having a fair market value of under $100. Further, under the terms of the Change of Control Agreements, benefits paid there under will be reduced to the extent that they would constitute a nondeductible “excess parachute payment” under IRC Section 280G or nondeductible “employee remuneration” under Section 162(m). We follow all applicable accounting rules and tax laws in respect of all forms of compensation; for example, we expense options and stock awards. Because the timing of this expense depends upon the vesting of these equity awards, we set vesting schedules to optimize deferring costs into the future. In making equity awards, we do consider the tax impact upon the recipient.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Committee has used discretion to make lower bonus awards to executives who have, in that committee’s estimation, underperformed, and has made higher bonus awards to executives who have exceeded individual performance expectations.

The Chief Executive Officer and Chief Operating Officer define performance goals for his direct reports (which include all of the other named executive officers) and, working with the board and the management team, defines financial performance goals for the Company. These goals serve as the foundation upon which the Compensation Committee can build a compensation scheme in keeping with other information, including studies performed by the Committee’s compensation consultant as well as its own research and experience. Throughout the year, the Committee maintains an open dialogue with the CEO with respect to compensation philosophy, changing business conditions, and executive performance. Further, annually, the CEO provides the Committee with recommendations for defining the incentive pool and allocating that pool among employees generally. The CEO serves as a source of information for the Committee, and, in making its own decisions, the Committee does give consideration to the CEO’s recommendations. However, the Committee makes independent decisions with respect to compensation and freely draws upon all sources that it deems necessary for guidance in making those decisions.

In making awards of performance-based compensation, the Compensation Committee considers historical trends for awards both in the aggregate and as per each executive under evaluation. Individual award trends tend to put an executive’s current performance in context. Thus, for example, if an executive has shown a pattern of increasingly smaller bonus awards versus his peers, the Committee will tend to question his long term suitability. Historical trends relating to the overall bonus pool enable the Committee to define the pool with some consistency given past financial performance.

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

With respect to individual performance, without discussing more specific factors that are competition sensitive, we consider the following general factors in making compensation decisions. We believe that the factors listed below as well as undisclosed, competition-sensitive factors are reasonable and attainable by our executives. Further, to the extent that any of these factors relate to the Company’s financial plan, we do not disclose such plan publicly; it is an internal document generated to give subject executives an incentive to achieve a desired level of financial performance. As such, our financial plan includes both objective and subjective measures. Disclosure of our financial plan would potentially give our competitors an unfair view into our business and might be construed as financial guidance by our investors. We believe that it is reasonably possible for the Company to achieve the Company’s financial plan and, consequently, reasonably possible for President and Chief Executive Officer and the Senior Vice President of Sales to meet performance factors relating to the achievement of that plan.

President and Chief Executive Officer

•	Achieving financial results that equal or exceed the Company’s financial plan.

•	Attracting and maintaining excellent relationships with desirable investors.

•	The setting and achievement of strategic goals, including anticipation of, and response to, industry trends.

•	Building and retaining a sound management team.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Executive Vice President and Chief Operating Officer

•	Improving external relationships and sales with US-based distribution.

•	Establishing clearer internal objectives and accountability across all areas of responsibility.

•	Creating an internal sales and marketing structure with greater functionality and effectiveness in light of the consolidation and centralization of distribution.

Chief Financial Officer

•	Maintaining sound internal financial controls and accounting systems that result in timely and reliable financial disclosures.

•	Attracting and retaining sources of capital necessary to permit the Company to operate and to grow through acquisition.

•	Providing the CEO and board with long and short-term budgets, including strategic capital planning.

•	Keeping the board apprised of current and recent financial performance in detail sufficient to permit the board to carry out its duties toward our shareholders.

Senior Vice President and Director of Business Development

•	Finding and acquiring new product lines that are accretive to the Company’s financial performance consistent with the Company’s financial plan.

•	Developing business opportunities through research and development, licensing, or other means.

•	Achieving growth of existing product lines through expansion of permitted uses, improvement of product performance, and packaging and delivery systems.

Senior Vice President and Director of Sales

•	Achieving net sales that equal or exceed those set forth in the Company’s financial plan.

•	Interacting with distribution’s head offices to continually improve our business relationships.

•	Successfully launching new product lines.

•	Managing a global sales team and distribution chain for the Company’s products.

President of GemChem Inc.

•	Maintaining a continuous supply chain for raw materials and intermediates at globally competitive prices.

•

Launching new products and expanding the use of certain existing products outside of agriculture. Management of the Amvac Environment Products sales and marketing activity selling Amvac products to non-crop customers

We might decide to increase compensation materially if some or all of the following factors were present: the executive’s compensation is materially below that of his or her peers; the executive has taken on additional responsibilities; the executive has saved the Company significant costs; the executive has far exceeded individual performance goals. Conversely, we might decide to decrease compensation materially if some or all of the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

following factors were present: the executive has shown an inability to carry out responsibilities or manage his or her function; the executive seeks to work on a reduced schedule; the executive has had material duties taken away; the executive’s function or duties material thereto have become materially less important to the Company.

Severance and Change of Control Provisions

Each of the named executive officers is party to a Change of Control Severance Agreement dated as of January 1, 2004 and expiring December 31, 2008. During its meeting of March 7, 2008, the Corporation’s Board of Directors authorized the Corporation to extend the term of those agreements five years, that is, until December 31, 2013. Under the terms of those agreements, the employee is entitled to receive certain payments in the event that there is a change of control during the term of agreement and such employee is either terminated (for reasons other than cause) or resigns for good reason. If the employee is terminated for cause or due to death or disability, he is not entitled to severance under the agreement. Provided the conditions for payment are met, employee is entitled to receive a lump sum amount equal to two years’ base salary, 24 months’ worth of COBRA coverage for medical insurance, executive level outplacement costs, and acceleration of unvested options (or other securities to which employee may have a right). For purposes of these agreements, “change in control” is defined to mean, in effect, either (i) a merger or consolidation of the company in which those who were shareholders immediately before the effective time of the merger or consolidation have less than 50% of the voting power of the new corporation or entity; (ii) a sale or disposition of all or substantially all of the company’s assets; or (iii) when any person (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) directly or indirectly owns more than 50% of the common stock of the company. As a condition to payment, the employee must enter into a written release of claims against the company.

The company chose the three change of control events to protect these key executives in the event of new ownership. Our executive team has helped to build this company over many years into what it is today. In recognition of the team’s contribution, and out of a sense of fairness, we believe it is appropriate to make provision for the executive team in advance, given that a new owner would not likely have any allegiance to the team. Further, these arrangements would give current management a disincentive to undercut an otherwise desirable merger and serve to quantify the cost of termination of subject executives for any potential acquiror.

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

Carl R. Soderlind, Chairman

Lawrence S. Clark, Member

John B. Miles, Member

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the year ended December 31, 2008 paid or awarded by the Company and its subsidiaries to the its Chief Executive Officer and Chief Financial Officer and certain highly compensated executive officers of the Corporation, whose aggregate remuneration exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)	Total ($)
Eric G. Wintemute	2008	526,207	275,000	28,951	—	—	—	52,992	883,150
President and Chief Executive Officer	2007	502,533	—	24,453	—	—	—	54,372	581,358
	2006	480,774	300,000	—	—	—	—	55,794	836,568

David T. Johnson	2008	195,918	25,000	—	—	—	—	19,782	240,700
Vice President and Chief Financial Officer(3)	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—

James A. Barry	2008	228,000	90,000	7,619	—	—	—	23,023	348,642
Sr. Vice President, CFO & Asst. Secretary/Treasurer(4)	2007	221,742	35,000	10,181	—	—	—	22,186	289,109
	2006	212,000	150,000	—	—	—	—	25,392	387,392

Glen D. Johnson	2008	274,488	140,000	11,428	—	—	—	20,824	446,740
Sr. Vice President of AMVAC	2007	249,480	50,000	15,272	—	—	—	24,420	339,172
	2006	229,744	150,000	—	—	—	—	16,920	396,664

Christopher K. Hildreth	2008	263,829	90,000	7,618	—	—	—	27,622	389,069
Sr. Vice President of AMVAC	2007	257,284	30,000	10,181	—	—	—	27,372	324,837
	2006	246,317	125,000	—	—	—	—	31,712	403,029

Douglas Ashmore	2008	234,581	105,000	10,666	—	—	—	24,314	374,561
Vice President of AMVAC	2007	216,512	35,000	10,181	—	—	—	23,814	285,507
	2006	209,205	125,000	—	—	—	—	22,322	356,527

(1)	These are the amounts that the Company recognized as compensation expense in its financial statements for 2008 as determined under applicable accounting standards for restricted stock granted in 2008.
(2)	See table following for details of all other compensation.
(3)	Mr. Johnson jointed the Company as Chief Financial Officer in March 2008.
(4)	Mr. Barry was Chief Financial Officer from 1987 to March 2008, at which time Mr. Barry was appointed Chief Administrative Officer, Treasurer & Assistant Secretary.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE –

ALL OTHER COMPENSATION

		Perquisites ($)		Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Defined Contribution Plans ($)(3)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)
Eric G. Wintemute	2008	40,000	(1)	—	1,242	11,750	—	—
	2007	41,880	(1)	—	1,242	11,250	—	—
	2006	41,812	(1)	—	1,242	12,740	—	—

David T. Johnson	2008	11,500	(2)	—	782	7,500	—	—
	2007	—		—	—	—	—	—
	2006	—		—	—	—	—	—

James A. Barry	2008	8,951	(2)	—	2,322	11,750	—	—
	2007	8,614	(2)	—	2,322	11,250	—	—
	2006	8,604	(2)	—	2,322	14,466	—	—

Glen D. Johnson	2008	11,928	(2)	—	1,242	7,654	—	—
	2007	11,928	(2)	—	1,242	11,250	—	—
	2006	11,928	(2)	—	1,242	3,750	—	—

Christopher K. Hildreth	2008	13,800	(2)	—	2,322	11,500	—	—
	2007	13,800	(2)	—	2,322	11,250	—	—
	2006	13,800	(2)	—	1,242	16,670	—	—

Douglas Ashmore	2008	9,000	(2)	—	3,564	11,750	—	—
	2007	9,000	(2)	—	3,564	11,250	—	—
	2006	9,000	(2)	—	2,322	11,000	—	—

(1)	Automobile allowance of $15,000, $16,880 and $16,812 for the years ended December 31, 2008, 2007 and 2006, respectively, and personal expense allowance of $25,000 per year for the years ended December 31, 2008, 2007 and 2006.
(2)	Automobile allowance.
(3)	Effective January 1, 2007, the Company matches employee contributions to its 401(k) savings plan dollar for dollar up to 5% of base salary.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grant of plan-based awards for the year ended December 31, 2008 to the named executive officers. There were no grants of plan-based awards for the year ended December 31, 2008.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)
Eric G. Wintemute	7/21/08
David T. Johnson	7/21/08
James A. Barry	7/21/08
Glen D. Johnson	7/21/08
Christopher K. Hildreth	7/21/08
Douglas Ashmore	7/21/08

GRANTS OF PLAN-BASED AWARDS (Continued)

	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Share) (k)	Full Grant Date Fair Value of Stock ($) (1)
Eric G. Wintemute	17,100	—	—	208,449
David T. Johnson	—	—	—	—
James A. Barry	4,500	—	—	54,855
Glen D. Johnson	6,750	—	—	82,283
Christopher K. Hildreth	4,500	—	—	54,855
Douglas Ashmore	6,300			76,797

(1)	This column shows the full grant date fair value of restricted stock grants made. These amounts were not paid to any Named Executive Officer. The full grant date fair value is the amount that the Company plans to expense in its financial statements over the award’s vesting schedule. The recognized compensation expenses for 2008 are shown in the “Stock Awards” column in the “Summary Compensation Table”.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows, with respect to the named executive officers, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2008 with respect to options to purchase Common Stock of American Vanguard Corporation. The closing price of the Common Stock on December 31, 2008 the last trading day of American Vanguard’s fiscal year, was $11.70 per share.

Name (a)	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Eric G. Wintemute	450,000	—	—	$3.67	12/31/2012
David T. Johnson	—	6,779	—	$14.75	03/07/2018
James A. Barry	72,000	—	—	$3.94	03/21/2010
James A. Barry	40,000	—	—	$8.10	12/15/2010
Glen D. Johnson	60,000	—	—	$8.10	12/15/2010
Glen D. Johnson	187	—	—	$14.74	09/13/2012
Christopher K. Hildreth	180,000	—	—	$3.55	02/02/2010
Douglas Ashmore	60,000	—	—	$8.10	12/15/2010

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (continued)

Name (a)	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)
Eric G. Wintemute	27,100	339,349	—	—
David T. Johnson	—	—	—	—
James A. Barry	8,500	107,215	—	—
Glen D. Johnson	12,750	160,823	—	—
Christopher K. Hildreth	8,500	107,215	—	—
Douglas Ashmore	10,300	129,157	—	—

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

OPTION EXERCISES AND STOCK VESTED

The following table shows, with respect to the named executive officers, the number of shares acquired on the exercise of stock options and the value realized (market price less exercise price) for the year ended December 31, 2008.

Name (a)	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Eric G. Wintemute	—	—	—	—
David T. Johnson	—	—	—	—
James A. Barry	80,000	1,002,200	—	—
Glen D. Johnson	—	—	—	—
Christopher K. Hildreth	—	—	—	—
Douglas Ashmore	—	—	—	—

PENSION BENEFITS

The following table sets forth the pension benefits payable to the named executive officers for the year ended December 31, 2008. This table is for illustrative purposes only as the Company currently does not provide this benefit to the named executive officers.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Not Applicable	—	—	—	—

NON-QUALIFIED DEFERRED COMPENSATION

The following table sets forth the non-qualified deferred compensation benefits payable to the named executive officers for the year ended December 31, 2008. This table is for illustrative purposes only as the Company currently does not provide this benefit to the named executive officers.

Name (a)	Executive Contributions in Last Fiscal Year ($) (b)	Registrant Contributions in Last Fiscal Year ($) (c)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last Fiscal Year End ($) (e)
Not Applicable	—	—	—	—	—

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Each of the named executive officers is party to a Change of Control Severance Agreement dated as of January 1, 2004 and expiring December 31, 2008. During its meeting of March 7, 2008, the Corporation’s Board of Directors authorized the Corporation to extend the term of those agreements five years, that is, until December 31, 2013. Under the terms of those agreements, the employee is entitled to receive certain payments in the event that there is a change of control during the term of agreement and such employee is either terminated (for reasons other than cause) or resigns for good reason. If the employee is terminated for cause or due to death or disability, he is not entitled to severance under the agreement. Provided the conditions for payment are met, employee is entitled to receive a lump sum amount equal to two years’ base salary, 24 months’ worth of COBRA coverage for medical insurance, executive level outplacement costs, and acceleration of unvested options (or other securities to which employee may have a right). For purposes of these agreements, “change in control” is defined to mean, in effect, either (i) a merger or consolidation of the Company in which those who were shareholders immediately before the effective time of the merger or consolidation have less than 50% of the voting power of the new corporation or entity; (ii) a sale or disposition of all or substantially all of the Company’s assets; or (iii) when any person (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) directly or indirectly owns more than 50% of the common stock of the Company. As a condition to payment, the employee must enter into a written release of claims against the Company.

The following table summarizes the estimated payments to be made to the Named Executive Officers in the event of a termination without cause or voluntary resignation for good reason after a change in control assuming, for illustration purposes, that such change in control had occurred on December 31, 2008.

	Salary ($)	COBRA Insurance Premiums ($)	Outplacement Services ($)	Accelerated Option Vesting ($)(1)	Total Change in Control Payments ($)
Eric G. Wintemute	1,054,506	24,000	25,000	—	1,103,506
David T. Johnson	500,000	24,000	25,000	—	549,000
James A. Barry	468,000	24,000	25,000	—	517,000
Glen D. Johnson	572,000	24,000	25,000	—	621,000
Christopher K. Hildreth	542,000	24,000	25,000	—	591,000
Douglas Ashmore	488,000	24,000	25,000	—	537,000

(1)	At current market price on February 27, 2009 of $13.81.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

DIRECTOR COMPENSATION

The following table summarizes compensation paid to the Director’s of the Company for the year ended December 31, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compen- sation ($) (g)	Total ($) (h)
Herbert A. Kraft	45,240	50,000	—	—	—	—	95,240
Glenn A. Wintemute	47,000	50,000	—	—	—	—	97,000
Eric G. Wintemute	—	—	—	—	—	—	—
Lawrence S. Clark	54,500	50,000	—	—	—	—	104,500
John L. Killmer	13,750	25,200	—	—	—	—	38,950
John B. Miles	58,000	50,000	—	—	—	—	108,000
Carl R. Soderlind	68,000	50,000	—	—	—	—	118,000
Irving J. Thau	75,000	50,000	—	—	—	—	125,000

The Company has the following compensatory arrangements with the non-employee members of its Board of Directors:

Cash Compensation:

Effective with each non-employee director’s election/re-election of the Board of Directors is entitled to receive cash compensation for his or her services on the Board of Directors as follows:

•	Quarterly retainer fee of $7,500 for services on the Board of Directors.

•	Quarterly retainer fee of $2,500 for service as chairperson of the Audit Committee.

•	Quarterly retainer fee of $1,250 for service as chairperson of the Compensation Committee or the Nominating and Corporate Governance Committee.

•	Attendance fee of $2,500 per meeting of the Board of Directors.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Effective March 7, 2008, the Corporation entered into an Employment Agreement with David T. Johnson under which Mr. Johnson serves as Vice President and Chief Financial Officer of the Corporation. The agreement contains the following material terms: one year term; annual base salary of $240,000; in the event of termination without cause during the term of the agreement or the second full year of employment, Mr. Johnson will receive as severance pay an amount equal to his annual base salary. In addition, on March 7, 2008, Mr. Johnson was awarded incentive stock options to purchase 6,779 shares of common stock with a strike price of $14.75 per share, which options will vest in equal tranches on each of the first, second and third anniversary of the date of award as per the terms of an Incentive Stock Option Agreement. Finally, the Corporation and Mr. Johnson entered into a Change in Control Severance Agreement dated March 7, 2008 which provides, among other things, that if during the Change in Control Period (which expires December 31, 2008), there is a Change of Control (as defined therein) and the Corporation terminates Mr. Johnson’s employment without cause, then he will be entitled to receive (subject to the terms thereof) two times his base annual salary, continuation of medical benefits for 24 consecutive months, and an acceleration of his options or rights to acquire securities of the Corporation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Effective January 5, 2009, Amvac entered into an Employment Agreement with Trevor Thorley under which Mr. Thorley will serve as Executive Vice President and Chief Operating Officer. The agreement contains the following material terms: three year term; annual base salary of $372,000; in the event of termination without cause during the term of the agreement, Mr. Thorley will receive as severance pay an amount equal to the greater of (x) his annual base salary for the remainder of the term (not to exceed two years’ annual base salary) and (y) one year’s base salary. In addition, on January 5, 2009, Mr. Thorley was awarded 8,347 shares of restricted stock of the Corporation, which shares will vest in equal tranches on each of the first, second and third anniversary of the date of award as per the terms of a Restricted Stock Agreement. Finally, the Corporation and Mr. Thorley entered into a Change in Control Severance Agreement dated January 5, 2009 which provides, among other things, that if during the Change in Control Period (which expires December 31, 2013), there is a Change of Control (as defined therein) and the Corporation terminates Mr. Thorley’s employment without cause, then he will be entitled to receive (subject to the terms thereof) two times his base annual salary, continuation of medical benefits for 24 consecutive months, and an acceleration of his rights to acquire securities of the Corporation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board for the year ended December 31, 2007 consisted of Messrs. Carl R. Soderlind, Lawrence S. Clark and John B. Miles. During 2008, no officer or employee of the Company served on the board of directors of any other entity, where any officer or director of such entity also served on the Company’s Board.

Related Person Transactions

John B. Miles, a current member of the Board and the Compensation Committee and the current chairperson of the Nominating and Corporate Governance Committee, serves as counsel in the law firm of McDermott Will & Emery LLP (“MWE”), which, among other firms, provides legal services to the Company. During the year ended December 31, 2008, MWE, which has annual revenues in excess of $1 billion, provided legal services to the Company totaling approximately $800. See Item 13 below.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership of Certain Beneficial Owners

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of February 27, 2009, by persons who are beneficial owners of 5% or more of the outstanding Common Stock is set forth below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(*)		Percent of Class
Herbert A. Kraft	3,298,769	(1)	12.2%
4695 MacArthur Court Newport Beach, CA 92660

St. Denis J. Villere & Company	2,806,606		10.4%
210 Baronne Street New Orleans, LA 70112(*)

T. Rowe Price Associates, Inc.	3,233,132		12.0%
100 E. Pratt Street Baltimore, MD 21202(*)

Eric G. Wintemute	1,484,934	(3)	5.4%
4695 MacArthur Court Newport Beach, CA 92660

Heartland Advisors, Inc.	2,160,825		8.0%
789 North Water Street Milwaukee, WE 53202

(*)	Based on information reported to the SEC by or on behalf of such beneficial owner.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of February 27, 2009, by persons who are directors and nominees for directors, the executive officers of the Company named in the Summary Compensation Table, and by all directors and officers as a group is set forth below. Unless otherwise indicated the Company believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his name.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Co-Chairman	Herbert A. Kraft	3,298,769	(1)	12.2%
	4695 MacArthur Court Newport Beach, CA 92660
Co-Chairman	Glenn A. Wintemute	1,313,304	(2)	4.9%
	4695 MacArthur Court Newport Beach, CA 92660
Director, President & CEO	Eric G. Wintemute 4695 MacArthur Court Newport Beach, CA 92660	1,484,934	(3)	5.4%
Director	Carl R. Soderlind	99,004	(9)	—	(13)
	4695 MacArthur Court Newport Beach, CA 92660
Director	John B. Miles	95,770	(10)	—	(13)
	4695 MacArthur Court Newport Beach, CA 92660
Director	Irving J. Thau	27,422	(11)	—	(13)
	4695 MacArthur Court Newport Beach, CA 92660
Director	Lawrence S. Clark	14,880	(12)	—	(13)
	4695 MacArthur Court Newport Beach, CA 92660
President (GEMCHEM)	Bob Gilbane 4695 MacArthur Court Newport Beach, CA 92660	314,005	(5)	1.2%
Senior Vice President (AMVAC)	Glen D. Johnson 4695 MacArthur Court Newport Beach, CA 92660	126,981	(6)	—	(13)
Senior Vice President (AMVAC)	Christopher K. Hildreth 4695 MacArthur Court Newport Beach, CA 92660	194,492	(7)	—	(13)
Vice President (AMVAC)	Doug Ashmore 4695 MacArthur Court Newport Beach, CA 92660	77,401	(4)	—	(13)
Chief Financial Officer	David T. Johnson 4695 MacArthur Court Newport Beach, CA 92660	1,000		—	(13)
Chief Administration Officer	James A Barry 4695 MacArthur Court Newport Beach, CA 92660	193,714	(8)	—	(13)
Directors and Officers as a Group(18)		7,522,720		26.9%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(1)	Mr. Kraft owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees, except as to 13,834 shares held in an Individual Retirement Account. This figure includes 9,680 shares of Common Stock Mr. Kraft is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(2)	Mr. Glenn Wintemute owns all of his shares with his spouse in a family trust where he and his spouse are co-trustees. This figure includes 9,680 shares of Common Stock Mr. Glenn Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(3)	This figure includes 450,000 shares of Common Stock Mr. Eric Wintemute is entitled to acquire pursuant to stock options exercisable within sixty days of this Report. Mr. Wintemute shares voting and investment power with his spouse with respect to certain shares, including 69,668 shares of Common Stock owned by Mr. Wintemute’s minor child for whom Mr. Wintemute and his spouse are trustees or custodians and for which he disclaims beneficial ownership.
(4)	This figure includes 60,000 shares of Common Stock Mr. Ashmore is entitled to acquire pursuant to stock options exercisable within sixty days of the Report.
(5)	This figure includes 24,467 shares of Common Stock Mr. Gilbane is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(6)	This figure includes 60,187 shares of Common Stock Mr. G. D. Johnson is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(7)	This figure includes 180,000 shares of Common Stock Mr. Hildreth is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(8)	This figure includes 112,000 shares of Common Stock Mr. Barry is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(9)	This figure includes 9,680 shares of Common Stock Mr. Soderlind is entitled to acquire pursuant to stock options exercisable within sixty days of this Report. Certain shares are held in a family trust where Mr. Soderlind and his spouse are co-trustees.
(10)	This figure includes 9,680 shares of Common Stock Mr. Miles is entitled to acquire pursuant to stock options exercisable within sixty days of this Report. Certain shares are held in a family trust where Mr. Miles and his spouse are co-trustees and certain shares are held by Mr. Miles or his spouse in individual retirement accounts.
(11)	This figure includes 9,680 shares of Common Stock Mr. Thau is entitled to acquire pursuant to stock options exercisable within sixty days of this Report.
(12)	This figure includes 533 shares of Common Stock owned by Mr. Clark’s minor children for whom Mr. Clark and his spouse are trustees or custodians and for which he disclaims beneficial ownership.
(13)	Under 1% of class.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION (1)

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,396,632	$7.25	832,819
Equity compensation plans not approved by security holders	—		—

Total	1,396,632		832,819

(1)	As of December 31, 2008. Does not include the American Vanguard Corporation Employee Stock Purchase Plan (approved by security holders in June 2001). Under this plan an aggregate of 1,760,000 shares of Common Stock (as adjusted for stock splits) may be sold to eligible employees pursuant to the plan. The purchase price shall be equal to 85% of the fair market value of the Company’s Common Stock on the first day of the enrollment period or on the last day of the enrollment period, whichever is lower. There were 1,458,928 shares available for issuance under the Plan as of December 31, 2008.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John B. Miles, a current member of the Board and the Compensation Committee and the current chairperson of the Nominating and Corporate Governance Committee, serves as counsel in the law firm of McDermott, Will & Emery LLP (“MWE”), which, among other firms, provides legal services to the Company. During the year ended December 31, 2008, MWE, which has annual revenues in excess of $1 billion, provided legal services to the Company totaling approximately $800. Mr. Herbert A. Kraft, Co-Chairman of the Board of Directors, is paid on an hourly basis to provide, as needed, information necessary, to defend the Company relative to the DBCP lawsuits described in Item 3 herein. Total payments to Mr. Kraft in 2008 for these services totaled $43.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The Audit Committee of American Vanguard Corporation appointed and the stockholders ratified BDO Seidman, LLP (“BDO”) as the Company’s independent registered public accounting firm for the year ended December 31, 2008.

Aggregate fees for professional services rendered to the Company by BDO for the years ended December 31, 2008 and 2007, were (in thousands):

	2008	2007
Audit	$605	$621
Tax	131	93

	$736	$714

Audit fees for 2008 and 2007 were for professional services rendered for the audits of the consolidated financial statements of the Company including the audit of internal controls under Section 404 of the Sarbane’s Oxley Act, timely reviews of quarterly financial statements, consents, income tax provision procedures, and assistance with review of documents filed with the SEC.

Audit Related fees, if any, would primarily relate to assurance services, accounting consultations in connection with acquisitions, and consultations concerning financial accounting and reporting standards. There were none in 2008 and 2007.

Tax fees for 2008 and 2007 were for services related to tax compliance, including the preparation of tax returns and claims for refund, and tax planning and tax advice, including assistance with and representation in tax audits, advice related to acquisitions, and requests for technical advice from tax authorities.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

REPORT OF THE AUDIT COMMITTEE

The responsibilities of the Audit Committee, which are set forth in the Audit Committee Charter, include providing oversight to the Company’s financial reporting process through periodic meetings with the Company’s independent registered public accounting firm and management to review accounting, auditing, internal controls and financial reporting matters. The management of the Company is responsible for the preparation and integrity of the financial reporting information and related systems of internal controls. The Audit Committee, in carrying out its role, relies on the Company’s senior management, including senior financial management, and its independent auditors.

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

We have discussed with BDO Seidman, LLP, the Company’s independent registered public accounting firm , the matters required to be discussed by SAS 61 (Communications with Audit Committee). SAS 61 requires our independent auditors to provide us with additional information regarding the scope and results of their audit of the Company’s financial statements, including with respect to (i) their responsibility under generally accepted auditing standards, (ii) significant accounting policies, (iii) management judgments and estimates, (iv) any significant audit adjustments, (v) any disagreements with management, and (vi) any difficulties encountered in performing the audit.

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

As specified in the Audit Committee Charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements are complete and accurate and in accordance with generally accepted accounting principles. That is the responsibility of management and the Company’s independent auditors. In addition, it is not the duty of the Audit Committee to conduct investigations, to resolve disagreements, if any, between management and the independent auditors, or to assure compliance with laws and regulations and the Company’s Code of Conduct and Ethics. In giving our recommendation to the Board of Directors, we have relied on (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformity with generally accepted accounting principles, and (ii) the report of the Company’s independent registered public accounting firm with respect to such financial statements.

AUDIT COMMITTEE

Irving J. Thau, Chair

Carl R. Soderlind

Lawrence S. Clark

March 6, 2009

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 101 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2008	$418	$54	—	—	$472
December 31, 2007	350	68	—	—	418
December 31, 2006	414	—	—	(64)	350

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	President, Chief Executive Officer and Director		Chief Financial Officer & Principal Accounting Officer

	March 6, 2009		March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft		Glenn A. Wintemute
	Co-Chairman		Co-Chairman

	March 6, 2009		March 6, 2009

By:	/s/ LAWRENCE S. CLARK	By:	/s/ JOHN L. KILLMER
	Lawrence S. Clark		John L. Killmer
	Director		Director

	March 6, 2009		March 6, 2009

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles		Carl R. Soderlind
	Director		Director

	March 6, 2009		March 6, 2009

By:	/s/ IRVING J. THAU
Irving J. Thau
Director

March 6, 2009

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 13, 2009

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands, except share and per share data)

	2008	2007
Assets
Current assets:
Cash	$1,229	$3,201
Receivables:
Trade, net of allowance for doubtful accounts of $472 and $418, respectively	51,405	55,925
Other	563	645

	51,968	56,570

Inventories	90,626	63,455
Prepaid expenses	1,688	2,214

Total current assets	145,511	125,440
Property, plant and equipment, net	41,241	31,780
Intangible assets	93,179	85,318
Other assets	7,006	6,043

	$286,937	$248,581

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$7,706	$4,106
Accounts payable	14,621	13,796
Accrued program costs	16,204	24,191
Accrued expenses and other payables	6,767	6,355
Income taxes payable	3,332	1,848

Total current liabilities	48,630	50,296
Long-term debt, excluding current installments	76,273	56,155
Deferred income taxes	6,091	2,391

Total liabilities	130,994	108,842

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,209,863 shares in 2008 and 28,650,829 shares in 2007	2,920	2,865
Additional paid-in capital	38,873	36,551
Accumulated other comprehensive income (loss)	(3,593)	64
Retained earnings	120,896	103,004

	159,096	142,484
Less treasury stock, at cost, 2,260,996 shares in 2008 and 2,226,796 in 2007	(3,153)	(2,745)

Total stockholders’ equity	155,943	139,739

	$286,937	$248,581

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	2008	2007	2006
Net sales	$237,538	$216,662	$193,771
Cost of sales	136,407	120,932	111,413

Gross profit	101,131	95,730	82,358
Operating expenses	64,987	59,717	53,142

Operating income	36,144	36,013	29,216
Interest expense	4,300	5,731	3,382
Interest income	(75)	(214)	(30)
Interest capitalized	(254)	(30)	(658)

Income before provision for income taxes	32,173	30,526	26,522
Income taxes	12,154	11,798	11,074

Net income	$20,019	$18,728	$15,448

Earnings per common share—basic	$0.75	$0.71	$0.60

Earnings per common share—assuming dilution	$0.73	$0.68	$0.57

Weighted average shares outstanding—basic	26,638	26,307	25,934

Weighted average shares outstanding—assuming dilution	27,469	27,436	27,186

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2005	26,614,607	$2,661	$9,900	$72,830	$(198)	—	2,226,796	$(2,745)	$82,448
Stocks issued under ESPP	42,115	4	582	—	—	—	—	—	586
Cash dividends on common stock ($0.0825 per share)	—	—	—	(2,164)	—	—	—	—	(2,164)
Foreign currency translation adjustment, net	—	—	—	—	50	50	—	—	50
Private equity offering	1,385,970	139	22,395	—	—	—	—	—	22,534
FAS 123(R) expense	—	—	984	—	—	—	—	—	984
Tax benefit from stock options exercised	—	—	230	—	—	—	—	—	230
Stock options exercised and grants of restricted stock units	311,630	31	730	—	—	—	—	—	761
Net income	—	—	—	15,448	—	15,448	—	—	15,448

Total comprehensive income	—	—	—	—	—	$15,498	—	—	—

Balance, December 31, 2006	28,354,322	2,835	34,821	86,114	(148)	—	2,226,796	(2,745)	120,877
Stocks issued under ESPP	44,372	5	268	—	—	—	—	—	273
Cash dividends on common stock ($0.07 per share)	—	—	—	(1,838)	—	—	—	—	(1,838)
Foreign currency translation adjustment, net	—	—	—	—	212	212	—	—	212
FAS 123(R) expense	—	—	791	—	—	—	—	—	791
Tax benefit from stock options exercised	—	—	288	—	—	—	—	—	288
Stock options exercised and grants of restricted stock units	252,135	25	383	—	—	—	—	—	408
Net income	—	—	—	18,728	—	18,728	—	—	18,728

Total comprehensive income	—	—	—	—	—	$18,940	—	—	—

Balance, December 31, 2007	28,650,829	2,865	36,551	103,004	64	—	2,226,796	(2,745)	139,739
Stocks issued under ESPP	42,215	4	559	—	—	—	—	—	563
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,127)	—	—	—	—	(2,127)
Foreign currency translation adjustment, net	—	—	—	—	(1,137)	(1,137)	—	—	(1,137)
Unrealized loss on currency forward cover contracts	—	—	—	—	(539)	(539)	—	—	(539)
Unrealized expense on fixed interest contracts	—	—	—	—	(1,981)	(1,981)	—	—	(1,981)
FAS 123(R) expense	—	—	822	—	—	—	—	—	822
Tax benefit from stock options exercised	—	—	133	—	—	—	—	—	133
Treasury stock acquired	—	—	—	—	—	—	34,200	(408)	(408)
Stock options exercised and grants of restricted stock units	516,819	51	808	—	—	—	—	—	859
Net income	—	—	—	20,019	—	20,019	—	—	20,019

Total comprehensive income						$16,362

Balance, December 31, 2008	29,209,863	$2,920	$38,873	$120,896	$(3,593)	—	2,260,996	$(3,153)	$155,943

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Increase (decrease) in cash
Cash flows from operating activities:
Net income	$20,019	$18,728	$15,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,271	6,338	4,745
Amortization of intangibles	4,342	3,750	1,929
Loss from foreign currency contracts	174	—	—
Stock-based compensation expense related to stock options, employee stock purchases and directors’ fees	822	791	984
Deferred income taxes	3,700	990	139
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	4,602	19,174	(15,475)
(Increase) decrease in inventories	(27,171)	3,173	(22,269)
Increase in prepaid expenses and other assets	(2,724)	(3,745)	(2,448)
Decrease in accounts payable	(1,871)	(1,892)	(12,704)
Increase (decrease) in other payables and accrued expenses	(6,091)	5,851	(2,108)

Net cash provided by (used in) operating activities	3,073	53,158	(31,759)

Cash flows from investing activities:
Capital expenditures	(14,294)	(3,500)	(5,392)
Acquisitions of intangible assets	(9,028)	(8,038)	(39,737)

Net cash used in investing activities	(23,322)	(11,538)	(45,129)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	24,500	(35,500)	30,500
Proceeds from issuance of long-term debt	—	—	60,000
Payments on long-term debt and capital lease obligations	(4,106)	(4,106)	(35,107)
Proceeds from the issuance of common stock	1,422	681	23,881
Tax benefit from stock options exercised	133	288	230
Acquisition of treasury stock	(408)	—	—
Payment of cash dividends	(2,127)	(1,838)	(2,164)

Net cash provided by (used in) financing activities	19,414	(40,475)	77,340

Net increase in cash	(835)	1,145	452
Cash at beginning of year	3,201	1,844	1,342
Effect of exchange rate changes on cash	(1,137)	212	50

Cash at end of year	$1,229	$3,201	$1,844

Supplemental cash flow information:
Cash paid during the year for:
Interest	$4,135	$6,234	$2,992

Income taxes	$6,785	$11,674	$9,472

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

On March 23, 2006, the Company announced that the Board of Directors declared a 4 for 3 stock split. The shares were distributed on April 17, 2006 to stockholders of record at the close of business on April 3, 2006. Stockholders entitled to fractional shares resulting from the stock split received cash in lieu of such fractional share based on the closing price of the Company’s stock on April 3, 2006.

During 2007, the Company completed the acquisition of a product line in connection of which, the Company recorded intangible assets in the amount of $10,008 of which $8,008 was paid in cash during the period. At December 31, 2008, the $2,000 balance remains as a current installment of long-term debt.

During 2008, the Company completed the acquisitions of product lines and recorded intangible assets in the amount of $12,203 of which $9,028 was paid in cash during the period. Also during 2008, the Company completed an asset purchase and recorded assets in the amount of $350 of which $200 was paid in cash during the year.

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Years Ended December 31, 2008, 2007 and 2006

Description of Business, Basis of Consolidation and Significant Accounting Policies

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2008	2007	2006
Net sales:
Crop	$193,273	$185,886	$162,447
Non-crop	44,265	30,776	31,324

	$237,538	$216,662	$193,771

The Company’s subsidiary, GemChem, Inc., procures certain raw materials used in the Company’s manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products.

Due to elements inherent to the Company’s business, such as differing and unpredictable weather patterns, crop growing cycles, changes in product mix of sales and ordering patterns that may vary in timing, measuring the Company’s performance on a quarterly basis (gross profit margins on a quarterly basis may vary significantly) even when such comparisons are favorable, is not as good an indicator as full-year comparisons.

Cost of Goods Sold—In addition to normal centers (i.e., direct labor, raw materials) of cost of goods sold, the Company includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of goods sold.

Other Than Cost of Goods Sold—Operating Expenses—Operating expenses include such cost centers as Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing.

Freight, Delivery and Warehousing Expense—Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $19,566 in 2008, $17,263 in 2007 and $15,939 in 2006.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of income and were $3,267 in 2008, $1,734 in 2007 and $1,270 in 2006.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Inventories—The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

The components of inventories consist of the following:

	2008	2007
Finished products	$83,744	$56,860
Raw materials	6,882	6,595

	$90,626	$63,455

Revenue Recognition and Allowance for Doubtful Accounts—Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized when earned. The procedures are subject to management’s review and from time to time certain sales are excluded until it is clear that the title has passed and there is no further recourse to the Company. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed using standard quantitative measures based on historical losses, adjusted for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss.

Accrued Program Costs—The Company has adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-9”). In accordance with EITF 01-9, the Company classifies certain payments to its customers as a reduction of sales revenues. Other payments are operating expenses. The Company describes these costs overall as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. Essentially they are volume or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season. Each quarter management applies experience and market place knowledge to estimate the current liability.

Long-lived Assets—The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Management considers the carrying value of long-lived assets to be reasonable. Generally, the fair value will be determined using valuation techniques such as the present value of expected future cash flows.

Property, Plant and Equipment and Depreciation—Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing the estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

Derivative financial instruments and hedge activities—In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair or market value on the balance sheet. In accordance with the hierarchy contained in SFAS No. 157, Fair Value Measurements (“SFAS 157”), the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). The Company has put in place as a hedge against the foreign currency exposure of a foreign currency denominated forecast purchase transaction. The Company re-evaluates the effectiveness of its derivative instruments using the dollar offset ratio and the cumulative dollar offset method for ineffectiveness. These re-evaluations are performed at the end of each quarter. The Company also has in place two interest rate swap contracts that are accounted for under SFAS 133. The Company qualifies for the short cut method for these swaps and performs quarterly re-evaluations to determine continued qualification for this method. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income (loss). If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at December 31, 2008, the Company’s derivative instruments have been tested and a charge of $174 has been taken to other income as a result.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization, consisting of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as; future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2008 and there were no impairment losses recorded.

Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

Income Taxes—The Company uses the asset and liability method to account for income taxes, including recognition of deferred tax assets for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Income tax expense is recognized currently for taxes payable. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Per Share Information—Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	2008	2007	2006
Numerator:
Net income	$20,019	$18,728	$15,448

Denominator:
Weighted average shares outstanding—basic	26,638	26,307	25,934
Assumed exercise of stock options—fully dilutive	831	1,129	1,252

	27,469	27,436	27,186

Accounting Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Reclassifications—Certain prior years amounts have been reclassified to conform to the current year’s presentation.

Stock-Based Compensation—The Company accounts for stock-based awards to employees and directors using Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). When applying the provisions of SFAS 123(R), the Company also applies the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income included compensation expense for the share-based payment awards granted subsequent to December 31, 2005. In conjunction with the adoption of SFAS 123(R) in 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Stock-based compensation expense recognized in the Consolidated Statement of Income for periods subsequent to December 31, 2005 has been reduced for forfeiture as required by SFAS 123(R). Estimated forfeitures recognized in the Company’s Consolidated Statement of Income exceed actual forfeitures incurred at December 31, 2008 by $18. The Company estimates that 8 percent of all restricted stock grants will be forfeited. Estimated forfeitures for option awards are immaterial.

As of December 31, 2008, the Company had approximately $35 of unamortized stock-based compensation expenses related to unvested options, which will be recognized over the weighted-average period of 2.2 years. As of December 31, 2008, the Company had approximately $1,279 of unamortized stock-based compensation expenses related to unvested restricted stock, which will be recognized over the weighted-average period of 2.6 years. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

	2008	2007
Risk free interest rate	2.45%	4.65%
Dividend yield	.50%	.50%
Volatility factor	50%	41%
Weighted average life (years)	5 years	5 years

The weighted average grant-date fair values of options granted during 2008 and 2007 were $7.11 and $6.48, respectively. There were no option shares granted during the year ended December 31, 2006.

The expected volatility and expected life assumptions are highly complex and uses subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company estimates expected term using the “safe harbor” provisions of SAB 107 and SAB 110. The Company used historical volatility as a proxy for estimating expected volatility.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The Company values restricted stock grants using the Company’s traded stock price on the date of grant.

Recently Issued Accounting Guidance

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, Fair Value Measurements, in a market that is not active and provides illustrative examples for determining fair value of a financial asset where the market for that financial asset is not active. This statement is effective on issuance. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at December 31, 2008. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FSP FAS 133-1. This FSP seeks to clarify the application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of SFAS 161, Disclosure about Derivative Instruments and Hedging Activities. It is effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and conclude that we do not participate in the derivatives selling market, nor do we have any guarantees related to the debts of others. We will reconsider the applicability of this statement should our business circumstances change.

On May 19, 2008, FASB issued SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The objective of this standard is to ensure that the GAAP hierarchy is clearly directed to the entity because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. The Company is currently evaluating the effect SFAS No 162 will have on its published financial statements. The pronouncement was effective November 15, 2008.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The company is currently evaluating the effect SFAS No. 161 will have on its financial presentations.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

In December 2007, FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141 (R)”). The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We will adopt SFAS 141 (R) in fiscal year beginning January 1, 2009.

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

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007	Estimated useful lives
Land	$2,458	$2,441
Buildings and improvements	7,330	6,791	10 to 30 years
Machinery and equipment	69,841	53,558	3 to 15 years
Office furniture, fixtures and equipment	5,479	5,054	3 to 10 years
Automotive equipment	209	269	3 to 6 years
Construction in progress	2,554	5,186

	87,871	73,299
Less accumulated depreciation	46,630	41,519

	$41,241	$31,780

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2008 and 2007 is summarized as follows:

	2008	2007
Note payable, secured by certain real property, payable in monthly installments of $9, plus interest (3.195% as of December 31, 2008) with remaining unpaid principal due April 1, 2011	$2,154	$2,261
Term loan, secured by personal property, payable in quarterly principal installments of $1,000 plus interest (5.05% as of December 31, 2008) through December 31, 2009 and $2,000 plus interest thereafter with remaining unpaid principal due December 15, 2013(a)	52,000	56,000
Product acquisitions	5,325	2,000
Revolving line of credit (interest rate of 4.75% at December 31, 2008)(a)	24,500	—

	83,979	60,261
Less current installments	7,706	4,106

	$76,273	$56,155

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Approximate principal payments on long-term debt mature as follows:

2009	$7,706
2010	9,031
2011	34,842
2012	8,400
2013	24,000

$83,979

(a)	The Company’s Credit Agreement totals $165,000 with a syndicate of commercial lenders led by the Company’s primary bank as the administrative agent and a lender along with six other banks. The credit facility consists of a $75,000 revolving line of credit, $60,000 term loan and an accordion term feature of $30,000. These loans bear interest at the prime rate (“Prime Rate Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Eurodollar Rate Loans”)). The senior secured revolving line of credit matures on December 15, 2011 and term loan matures on December 15, 2013. These loans contain certain covenants (with which the Company is in compliance) as defined in the agreement. The Company had $38,356 of availability under its revolving line of credit as of December 31, 2008.

Substantially all of the Company’s assets not otherwise specifically pledged as collateral on existing loans and capital leases are pledged as collateral under the credit agreement.

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2008 and 2007 was $26,269 and $17,412. The weighted average interest rate on the revolving credit line during the years ended December 31, 2008 and 2007 was 4.4% and 7.6% respectively.

(3) Income Taxes

The components of income tax expense are:

	2008	2007	2006
Current:
Federal	$5,638	$8,031	$8,596
State	1,971	2,001	2,178
Foreign	845	776	161
Deferred:
Federal	3,411	737	42
State	289	253	97

	$12,154	$11,798	$11,074

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense as a result of the following:

	2008	2007	2006
Computed tax provision at statutory Federal rates	$11,261	$10,656	$9,283
Increase (decrease) in taxes resulting from:
State taxes, net of Federal income tax benefit	1,544	1,451	1,350
Other expenses	(651)	(309)	441

	$12,154	$11,798	$11,074

Income before provision for income taxes is as follows:

	2008	2007	2006
Domestic	$29,170	$27,926	$25,884
Foreign	3,003	2,600	638

	$32,173	$30,526	$26,522

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2008 and 2007 relate to the following:

	2008	2007
Current:
Inventories	$2,200	$1,431
State income taxes	707	502
Vacation pay accrual	213	187
Accrued bonuses	735	—
Other	288	235

Net deferred tax asset	4,143	2,355

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(8,360)	(4,746)
Legal fees	(719)	—
Prepaid expenses	(1,155)	—
Net deferred tax liability	(10,234)	(4,746)

Total net deferred tax liability	$(6,091)	$(2,391)

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

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

The implementation of FIN 48 did not have a material affect on the Company’s financial statements at adoption and as of December 31, 2008. The Company’s evaluation was performed for the tax years ended December 31, 2004—2008, the years which remain subject to examination by major tax jurisdictions.

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

I. Hawaii Matters

Board of Water Supply v. Shell Oil Co. et al.

AMVAC and the Company were served with complaints in February 1997. The actions were filed in the Circuit Court of the Second Circuit, State of Hawaii entitled Board of Water Supply of the County of Maui v. Shell Oil Co., et. al. The suit named as defendants the Company, AMVAC, Shell Oil Company, The Dow Chemical Company, Occidental Chemical Company, Occidental Petroleum Corporation, Occidental Chemical Corporation, and Brewer Environmental Industry, Inc. Maui Pineapple Company was joined as a cross-defendant. The Complaint alleged that between two and four of the Board’s wells had been contaminated with DBCP in excess of the maximum contaminant level (“MCL”). In addition, the Board of Water Supply contended that future wells may exceed the MCL level and would need remediation. On August 2, 1999, a global settlement was reached, which included the remediation of the existing contaminated wells in addition to the installation of filtration devices on other wells for the next forty years on the island of Maui. The cash settlement was three million dollars ($3,000,000) of which AMVAC’s (and the Company’s) portion was five hundred thousand dollars ($500,000). The settlement agreement obligates the defendants to pay for the installation of filtration devices on other wells that become contaminated later and for the ongoing operation and maintenance of the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

filtration devices for up to forty years. The annual costs of operation and maintenance per well is estimated to be approximately sixty-nine thousand dollars ($69,000), to be adjusted annually by the consumer price index. The obligations of the defendants under this agreement are secured by a twenty million-dollar letter of credit obtained by Dow Chemical. In connection with the settlement, in October 2005, AMVAC paid for a share of a permanent filtration system in the amount of $222,198. In April 2008, AMVAC paid $16,797 for its share of operations and maintenance expenses for 2007.

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants are: Dole Food Co., Dole Fresh Fruit, Dole Fresh Fruit International, Pineapple Growers Association of Hawaii, Shell Oil Company, Dow Chemical Company, Occidental Chemical Corporation, Standard Fruit Company, Standard Fruit & Steamship, Standard Fruit Company De Costa Rica, Standard Fruit Company De Honduras, Chiquita Brands, Chiquita Brands International, Martrop Trading Corporation, and Del Monte Fresh Produce. (American Vanguard Corporation has not been sued in these actions.) The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries. The suits were removed to federal court and for the last several years, the focus of the case has been on procedural issues, including the dismissal of the case based on the doctrine of forum non conveniens. This doctrine would require the plaintiffs to pursue their claims in their native countries. On April 22, 2003, the United States Supreme Court issued a decision on the procedural posture of the case, holding there was no jurisdiction in federal court and remanded the case to state court. On September 12, 2006, the state court ordered the transfer of venue from Maui County to Oahu. The court held a status conference on April 16, 2007 and tentatively set the case for trial for February 16, 2009. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. The plaintiffs’ attorney has advised that he wants to add several thousand other individuals as plaintiffs here or in some other action, but has not attempted to do so thus far. Discovery has just begun and two of the plaintiffs have stated that they no longer wish to be parties. The court rescheduled the trial to commence on January 19, 2010. It is unknown whether any of the plaintiffs were exposed to AMVAC brand DBCP, what are the actual injuries, or what statute of limitation defenses may apply. AMVAC intends to contest the cases vigorously. Defendants intend to schedule depositions of the plaintiffs in the near future. At this stage, the Company believes that, while possible, a loss is neither probable, nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While no discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. At this stage, the Company believes that, while remotely possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued loss contingency therefor.

II. Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50,000). No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. At this stage, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

III. Louisiana Matters

In November 1999, AMVAC Chemical Corporation was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading.

As in many of the other banana worker’s cases, no discovery has taken place on the individual claims of the plaintiffs. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. At this stage, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

IV. Nicaragua Matters

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

In March 2007, AMVAC settled with the 13 remaining plaintiffs for a total of $300,000 without any admission of liability. This settlement was approved by the court on April 24, 2007. The case proceeded to a jury trial against the Dole Food and Dow Chemical defendants in July 2007 for 12 plaintiffs as one was transferred to the Mejia case. On November 5, 2007, the jury found for the defendants on the claims of six of the plaintiffs and found for the plaintiffs on the other six for a total award of approximately $3.3 million. For five of the six plaintiffs, the jury allocated 80% of the liability to Dole on fraudulent concealment and strict liability causes of action and 20% to Dow (and 40% on the other plaintiff) on strict products liability. In further deliberations, the same jury awarded $500,000 in punitive damages to each of five plaintiffs as against the Dole entities for fraudulent concealment for a total of an additional $2.5 million. On March 7, 2008, the trial court granted Dole’s motion for judgment notwithstanding the verdict as to punitive damages thereby reversing the award of punitive damages of $2.5 million against Dole. In reaching its decision, the court found that any award of punitive damages as against Dole would be violative of the Due Process Clause of the Fourteenth Amendment as the claimed injuries to plaintiffs and Dole’s acts occurred outside of California. The court also reversed the finding of strict products liability against Dole. Both sides have filed appeals. As this case impacts the other DBCP suits, the Company is monitoring these developments.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Rodolfo Mejia et al v. Dole Food Company, Inc. et al

On September 20, 2005, the attorneys who also represent plaintiffs in Tellez et al v. Dole Food Company et al filed an action on behalf of 16 Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the 16 plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1970 to 1984, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit has been assigned to the same judge for case management and trial as in the Tellez matter. These plaintiffs allege that they were all applicators of the product at the banana farms. The plaintiffs also allege exposure to DBCP from contaminated groundwater. The court has limited discovery to 20 plaintiffs and any others beyond that number must be transferred to another case.

This case will be set for trial for some time in 2010. However, a preliminary trial has also been set for September 10, 2009 to determine whether the plaintiffs have committed fraud in filing their claims. Ten of the plaintiffs remain in the case as the others have been dismissed.

At this stage, the Company believes that a loss is not probable (and therefore has not accrued a loss contingency therefor); however, based upon the disposition of the Tellez matter, the Company believes that a loss and/or costs of between $0K and $300K is reasonably possible.

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

The complaint was amended on November 30, 2007 to include a total of six plaintiffs. AMVAC answered this first amended complaint on January 10, 2008. As explained above, these six workers were then added to the Mejia suit on January 22, 2008. Presently, there is just one plaintiff named in the Rivera case, which remains

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

stayed pending resolution of the Mejia action. With respect to Rivera, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC intends to contest personal jurisdiction and demand under Law 364 that the claims be litigated in the United States. Thus far, it appears that the Nicaraguan courts have denied all requests of other defendants under Law 364 that allow the defendants the option of consenting to jurisdiction in the United States. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Based on the precedent of the earlier suits in Nicaragua, it would appear likely that the Nicaragua courts will, over the defendants’ objections, enter multi-million dollar judgments for the plaintiffs and against all defendants in these cases. One such judgment was entered in August 2005 for $97 million for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802 million against Dow, Shell, Occidental, and Standard Fruit for some 1200 plaintiffs. Presently pending before the U.S. District Court in Miami, Florida, is an enforcement action against Dole and Dow for the $97 million judgment.

With respect to the Nicaraguan cases, the Company believes that, while possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued loss contingency therefor.

V. Ivory Coast Cases

On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleges a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. AMVAC did not sell any DBCP into the Ivory Coast at any time and intends to defend these cases vigorously. Discovery has not yet begun in these cases.

On November 3, 2006, Dow and Shell removed the seven state court cases to federal court, alleging that the naming of AMVAC and the Dole entities amounted to a fraudulent joinder of those defendants by plaintiffs to defeat federal jurisdiction. However, the federal court remanded all of those cases on its own motion back to state court. These state cases were reassigned to the same complex case management judge as in the Tellez and Mejia suits in May 2007. Limited discovery has been permitted to focus on preliminary issues as to which DBCP product was used in the Ivory Coast and which defendants, if any, belong in these cases. The plaintiffs’ attorney is unwilling to dismiss any defendant at this time. A further status conference is scheduled for April 16, 2009.

On December 7, 2006 Amvac answered the Alien Tort Claims Act case in federal court. A defense motion for judgment on the pleadings in the case was granted on March 26, 2007, whereby the court dismissed the genocide and unlawful distribution of pesticide claims with prejudice, and dismissed the remaining claims with leave to amend. The plaintiffs filed an amended complaint in April 2007 regarding only the claims for relief for crimes against humanity and racial discrimination and omitting the claims that the court had dismissed. Defendants jointly filed a motion to dismiss that was heard on May 21, 2007 and was granted after being taken under submission. The plaintiffs appealed to the Ninth Circuit Court of Appeal, which denied plaintiffs’ appeal on September 24, 2008. On October 7, 2008, the plaintiffs served a petition for rehearing in the Ninth Circuit

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

before the entire panel of judges, which was also denied. The Company believes that, while remotely possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

VI. Other DBCP Matters

Other attorneys filed suits in the Los Angeles County Superior Court in April 2005 and December 2008 on behalf of several thousand banana workers from Costa Rica, Panama, Guatemala, and Honduras. AMVAC has not been named in these suits.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On September 15, 2008, the court entered an order giving its preliminary approval of the class settlement. The class settlement notice was mailed to class members the last week of October 2008. Class members had until January 30, 2009 either (i) to submit the claim form required for a monetary payment from the settlement fund, or (ii) either to object to the settlement, or seek to be excluded from the settlement. As of this date, approximately 850 class members have returned claim forms; the parties are reviewing forms for completeness and validity. The Court will consider final approval of the class settlement at a hearing currently scheduled for April 17, 2009, and we anticipate the Court will enter the final order approving the settlement on or shortly after that date. Payments to class members who complete a valid claim form will be made 45 days after final approval of the settlement.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. AMVAC believes that the action is without merit and intends to defend it vigorously. On October 14, 2008, the court denied AMVAC’s motion for dismissal of the trespass and nuisance claims (which motion had been granted by the court in the McLendon with substantially similar facts). At this point the Company believes that, while possible, a loss in this matter is neither probable nor reasonably estimable, and, accordingly, it has not accrued a loss contingency therefor.

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10 th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). At this time, AMVAC does not believe that it is has any liability to Plaintiff and intends to defend the case vigorously. Discovery has been conducted but not yet completed. The parties have scheduled a mediation to take place on March 3, 2009. Further, while the Company does not believe that a loss in this matter is probable (and has therefore not accrued a loss contingency therefor), based upon our knowledge at present, a loss and/or costs in the range of between $0 and $300,000 is reasonably possible.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California , County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. The Company believes that the claims have no merit and plans to defend the matter vigorously. Some discovery, including the deposition of plaintiff, has been completed. Defendant has filed a motion for summary judgment or, in the alternative, for summary adjudication of issues. The parties have agreed to a mediation date of March 12, 2009. At this stage, while the Company believes that a loss in this matter is not probable (and has therefore not accrued a loss contingency therefor), a loss and/or costs in the range of between $0 and $100,000 is reasonably possible.

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. At this point, the Company believes that, while possible, a loss in this matter is neither probable nor reasonably estimable, and, accordingly, it has not accrued a loss contingency therefor.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Environmental

During 2008, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, CA.

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

Soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2008 with oversight provided by the DTSC. Risk Assessment activities are planned over the next year under the oversight of the DTSC. Following such risk assessment activities, further investigation and/or potential remediation activities may be initiated in 2009 or 2010. These investigation and potential remediation activities are required at all facilities that currently have, or in the past had, hazardous waste storage permits. Because AMVAC previously held a hazardous waste management permit, AMVAC is subject to these requirements. At this stage, the extent of further investigation and potential remediation activities is uncertain. Further, it is uncertain whether the cost associated with such investigation and potential remediation activities will have a material impact on the Company’s financial statements.

In 1998, AMVAC began the process to close its hazardous waste permit at the facility, which had allowed AMVAC to store hazardous waste longer than 90 days. Although this practice was discontinued several years prior, federal regulations require AMVAC to formally close out the permit. Formal regulatory closure actions began in 2005 and were completed in 2008, as evidenced by DTSC’s October 1, 2008 acknowledgement of AMVAC’s Closure Certification Report.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, CA, Marsing, ID, Hannibal, MO, and Axis, AL, facilities. AMVAC continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on AMVAC’s operations.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $761, $746 and $594 in 2008, 2007 and 2006.

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

Shares of common stock purchased through the Plan for 2008, 2007 and 2006 were 42,215, 44,372 and 42,115, respectively.

(6) Major Customers and Export Sales

In 2008, there were three companies that accounted for 18%, 16% and 12% of the Company’s consolidated sales. In 2007, there were three companies that accounted for 18%, 11% and 12% of the Company’s consolidated sales. In 2006, there were three companies that accounted for 18%, 15% and 11% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 23%, 14% and 7% of the Company’s receivables as of December 31, 2008. The Company had three significant customers who each accounted for approximately 28%, 9% and 6% of the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Company’s receivables as of December 31, 2007. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Canada	$10,918	$5,117	$3,493
Mexico	12,319	8,468	2,757
South & Central America	7,599	7,638	2,908
Asia	3,582	3,556	2,348
Africa	2,727	3,412	1, 806
Europe	2,725	3,110	2,120
Other international	1,380	1,631	1,814

	$41,250	$32,932	$17,246

(7) Royalties

The Company had various royalty agreements in place extending through December 2008. These agreements relate to the acquisition of certain products as well as licensing arrangements. No agreements contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $95, $368 and $809, respectively, for 2008, 2007 and 2006.

(8) Product Acquisitions

All product acquisitions have been accounted for as asset purchases and not businesses pursuant to FASB 141 and EITF 98-3.

In December 2008, following its purchase of the Permethrin product line (a synthetic pyrethroid) from Syngenta Crop Protection, Inc. (December 2006—see below), AMVAC purchased further data from the Pyrethroid Working Group. This investment serves to give AMVAC rights to data in support of its registrations and, consequently, supports a wide breadth of uses on AMVAC’s pyrethroid based product lines, Permethrin, Ambush®, Wisdom® and Bifenthrin.

On May 16, 2008, AMVAC completed the acquisition of the Phorate insecticide product line from Aceto Agricultural Chemicals Corporation (“Aceto Ag”). Phorate is used on agricultural crops, mainly potatoes, corn, cotton, rice, sugarcane and peanuts, to protect against chewing and piercing-sucking insect. Purchased assets included registrations, data, know-how and certain inventories. The acquisition was made in connection with the settlement of litigation between AMVAC and Aceto Ag.

On January 16, 2008, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”), acquired from Valent U.S.A. Corporation the Orthene® insecticide product line. Orthene is used on agricultural crops, including beans, brussels sprouts, cauliflower, celery, cotton, cranberries, head lettuce, mint and others and ornamental and forests. Under the agreement, AMVAC purchased the proprietary formulation information, registration rights, marketing materials, certain intellectual property rights and existing inventories of the agricultural and professional product lines.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

On December 28, 2007, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”) between AMVAC and BASF, through which AMVAC purchased the global Terbufos product line from BASF (as reported in greater detail in the Company’s Form 8-K filed as of November 29, 2006) The Company anticipates growing sales of its Phorate-based product Thimet® (acquired in 2005) and its Terbufos-based product Counter® in the coming years.

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

In November 2006, AMVAC acquired the global Terbufos insecticide product line and the Lock ‘N Load® closed delivery system from BASF Aktiengesellschaft (“BASF”). The product line consisted of the active ingredient Terbufos, the trademarks Counter® and Lock ‘N Load®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories.

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

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2005	$41,222
Acquisitions during fiscal 2006	39,737
Amortization expense	(1,929)

Intangible assets at December 31, 2006	79,030
Acquisitions during fiscal 2007	10,038
Amortization expense	(3,750)

Intangible assets at December 31, 2007	85,318
Acquisitions during fiscal 2008	12,203
Amortization expense	(4,342)

Intangible assets at December 31, 2008	$93,179

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The above amounts represent the total cost recorded during the period for product acquisitions and certain related capitalized expenses incurred in connection with such acquisitions.

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets recognized in connection with product acquisitions. Intangible assets are amortized over their expected useful lives which range from 15 to 25 years.

	2008	2007
Gross carrying amount	$111,493	$99,290
Accumulated amortization	(18,314)	(13,972)

	$93,179	$85,318

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2009	$4,484
2010	4,484
2011	4,484
2012	4,484
2013	4,484
Thereafter	70,759

$93,179

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2005	$-0-
Additional obligations acquired	-0-
Payments on existing obligations	-0-

Obligations under acquisition agreements at December 31, 2006	-0-
Additional obligations acquired	2,000
Payments on existing obligations	-0-

Obligations under acquisition agreements at December 31, 2007	2,000
Additional obligations acquired	3,325
Payments on existing obligations	-0-

Obligations under acquisition agreements at December 31, 2008	$5,325

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Effective March 7, 2008, the Corporation entered into an Employment Agreement with David T. Johnson under which Mr. Johnson serves as Vice President and Chief Financial Officer of the Corporation. The agreement contains the following material terms: one year term; annual base salary of $240,000; in the event of termination without cause during the term of the agreement or the second full year of employment, Mr. Johnson will receive as severance pay an amount equal to his annual base salary. In addition, on March 7, 2008, Mr. Johnson was awarded incentive stock options to purchase 6,779 shares of common stock with a strike price of $14.75 per share, which options will vest in equal tranches on each of the first, second and third anniversary of the date of award as per the terms of an Incentive Stock Option Agreement. Finally, the Corporation and Mr. Johnson entered into a Change in Control Severance Agreement dated March 7, 2008 which provides, among other things, that if during the Change in Control Period (which expires December 31, 2008), there is a Change of Control (as defined therein) and the Corporation terminates Mr. Johnson’s employment without cause, then he will be entitled to receive (subject to the terms thereof) two times his base annual salary, continuation of medical benefits for 24 consecutive months, and an acceleration of his options or rights to acquire securities of the Corporation.

Effective January 5, 2009, Amvac entered into an Employment Agreement with Trevor Thorley under which Mr. Thorley will serve as Executive Vice President and Chief Operating Officer. The agreement contains the following material terms: three year term; annual base salary of $372,000; in the event of termination without cause during the term of the agreement Mr. Thorley will receive as severance pay an amount equal to the greater of (x) his annual base salary for the remainder of the term (not to exceed two years’ annual base salary) and (y) one year’s base salary. In addition, on January 5, 2009, Mr. Thorley was awarded 8,347 shares of restricted stock of the Corporation, which shares will vest in equal tranches on each of the first, second and third anniversary of the date of award as per the terms of a Restricted Stock Agreement. Finally, the Corporation and Mr. Thorley entered into a Change in Control Severance Agreement dated January 5, 2009 which provides, among other things, that if during the Change in Control Period (which expires December 31, 2013), there is a Change of Control (as defined therein) and the Corporation terminates Mr. Thorley’s employment without cause, then he will be entitled to receive (subject to the terms thereof) two times his base annual salary, continuation of medical benefits for 24 consecutive months, and an acceleration of his rights to acquire securities of the Corporation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with twelve-months notice. The long-term ground lease at Marsing is for a period of 25 years (commencing in May 2008) with automatic twenty-five year extensions thereafter. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $346, $387 and $312. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2009	$296
2010	25
2011	25
2012	25
2013	25
Thereafter	325

$721

(10) Research and Development

Research and development expenses which are included in operating expenses were $3,410, $2,013 and $2,884 for the years ended December 31, 2008, 2007 and 2006.

(11) Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 4,296,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a three to five year period, beginning on the date of the grant.

The Company granted incentive stock options to purchase 6,779 shares in 2008 and 6,349 shares in 2007 of common stock to employees. During 2006, the Company did not grant any stock options. The option granted in 2007 was fully exercisable on the date of grant. The option granted in 2008 vests annually over three years. All options granted are non-assignable and non-transferable.

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2008.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2005	2,086,333	159,720	5.71	6.06

Options granted	—	—	—
Options exercised, range from $1.76—$14.74	(262,463)	(29,040)	3.66
Options expired	(3,333)	—	(14.74)

Balance outstanding, December 31, 2006	1,820,537	130,680	6.09	6.13

Options granted (15.75)	6,349	—	15.75
Options exercised, range from $1.76—$15.75	(143,466)	(39,840)	4.38
Options expired	(13,334)	—	(12.94)

Balance outstanding, December 31, 2007	1,670,086	90,840	6.25	6.17

Options granted ($14.75)	6,779	—	14.75
Options exercised, range from $1.76—$8.10	(324,134)	(42,440)	1.25
Options expired	(9,400)	—	(14.74)

Balance outstanding, December 31, 2008	1,343,331	48,400	$7.22	$7.18

Information relating to stock options at December 31, 2008 summarized by exercise price is as follows:

Exercise Price Per Share	Outstanding Weighted Average			Exercisable Weighted Average
	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.52—$4.93	750,000	24	$3.72	750,000	$3.72
$8.10	325,000	23	$8.10	325,000	$8.10
$11.30—$14.99	268,331	46	$14.64	261,552	$14.64

	1,343,331		$6.96	1,336,552	$6.92

Nonstatutory Stock Options:
$14.45	48,400	5	$14.45	48,400	$14.45

	48,400		$14.45	48,400	$14.45

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2007 and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2007:
Incentive Stock Option Plans:
Outstanding	1,670,086	$6.03	34	$18,900
Expected to Vest	1,661,886	$6.02	34	$18,822
Exercisable	1,588,087	$5.94	34	$18,123

Non-statutory Stock Option Plans:
Options Outstanding	90,840	$10.23	12	$647
Expected to Vest	90,840	$10.23	12	$647
Options Exercisable	90,840	$10.23	12	$647

As of December 31, 2008:
Incentive Stock Option Plans:
Outstanding	1,343,331	$6.96	28	$7,161
Expected to Vest	1,343,331	$6.96	28	$7,161
Exercisable	1,336,552	$6.92	28	$7,161

Non-statutory Stock Option Plans:
Options Outstanding	48,400	$14.45	5	$—
Expected to Vest	48,400	$14.45	5	$—
Options Exercisable	48,400	$14.45	5	$—

The total intrinsic value of options exercised during 2006, 2007 and 2008 was $4,332, $1,977 and $4,358, respectively. Cash received from stock options exercised during 2006, 2007 and 2008 was $959, $803 and $920, respectively.

Stock Grants

During 2008, the Company issued a total of 150,355 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of the grant. The values of the grants range from $12.19 to $12.72 per share based on the publicly traded share prices. The total value of $1,845 will be recognized over the related service periods. As of December 31,2008, there remains an un-amortized balance of $1,279. During 2008, 3,500 shares of common stock granted to employees were forfeited.

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

AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

(14) Quarterly Data—Unaudited

Quarterly Data—2008	March 31	June 30	September 30	December 31
Net sales	$40,934	$57,908	$67,636	$71,060
Gross profit	17,736	23,612	28,786	30,997
Net income	1,733	4,342	6,029	7,915
Basic net income per share	.07	.16	.23	.30
Diluted net income per share	.06	.16	.22	.29

Quarterly Data—2007
Net sales	$40,906	$50,028	$56,641	$69,087
Gross profit	18,417	22,227	24,161	30,925
Net income	2,126	3,591	5,447	7,564
Basic net income per share	.08	.14	.21	.29
Diluted net income per share	.08	.13	.20	.28

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan.(1)

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.6	Employment Agreement between American Vanguard Corporation and David T. Johnson (filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors.(1)

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

10.12	Employment Agreement dated as of January 5, 2008 between AMVAC Chemical Corporation and Trevor Thorley.*

Exhibit Number	Description of Exhibit
10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Filed with the Company’s Original Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference.