Form 10-Q
period 2009-03-31
AMERICAN VANGUARD CORP
filed 2009-05-08
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—27,072,400 shares as of May 1, 2009.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended March 31
	2009	2008
Net sales	$44,637	$40,934
Cost of sales	26,081	23,198

Gross profit	18,556	17,736
Operating expenses	16,563	13,946

Operating income	1,993	3,790
Interest expense	886	1,015
Interest capitalized	(21)	(50)

Income before income tax	1,128	2,825
Income tax expense	429	1,092

Net income	$699	$1,733

Earnings per common share—basic	$.03	$.07

Earnings per common share—assuming dilution	$.03	$.06

Weighted average shares outstanding—basic	27,004	26,464

Weighted average shares outstanding—assuming dilution	27,663	27,466

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except numbers of shares)

ASSETS (note 7)

	Mar. 31, 2009	Dec. 31, 2008
	(Unaudited)	(Note)
Current assets:
Cash	$1,447	$1,229
Receivables:
Trade, net of allowance for doubtful accounts of $530 and $472, respectively	63,834	51,405
Other	293	563

	64,127	51,968

Inventories	112,527	90,626
Prepaid expenses	1,717	1,688

Total current assets	179,818	145,511
Property, plant and equipment, net	40,554	41,241
Intangible assets	89,999	91,079
Other assets	10,258	9,106

	$320,629	$286,937

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except numbers of shares)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Mar. 31, 2009	Dec. 31, 2008
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$7,506	$6,656
Accounts payable	21,061	16,196
Accrued program costs	14,715	16,204
Accrued expenses and other payables	5,972	6,767
Income taxes payable	533	3,332

Total current liabilities	49,787	49,155
Long-term debt, excluding current installments	108,222	75,748
Deferred income taxes	6,091	6,091

Total liabilities	164,100	130,994

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,333,396 shares at March 31, 2009 and 29,209,863 shares at December 31, 2008	2,932	2,920
Additional paid-in capital	39,390	38,873
Accumulated other comprehensive loss	(2,894)	(3,593)
Retained earnings	120,254	120,896

	159,682	159,096
Less treasury stock, at cost, 2,260,996 shares at March 31, 2009 and at December 31, 2008	(3,153)	(3,153)

Total stockholders’ equity	156,529	155,943

	$320,629	$286,937

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

For The Three Months Ended March 31, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2008	29,209,863	$2,920	$38,873	$120,896	$(3,593)	—	2,260,996	$(3,153)	$155,943
Stocks issued under ESPP	22,345	2	238	—	—	—	—	—	240
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,341)	—	—	—	—	(1,341)
Foreign currency translation adjustment, net	—	—	—	—	5	5	—	—	5
FAS 123(R) expense	—	—	279	—	—	—	—	—	279
Unrealized loss on currency forward cover contracts	—	—	—	—	539	539	—	—	539
Change in fair value of interest rate swaps	—	—	—	—	155	155	—	—	155
Grants of restricted stock units	101,188	10	—	—	—	—	—	—	10
Net income	—	—	—	699	—	699	—	—	699

Total comprehensive income	—	—	—	—	—	$1,398	—	—	—

Balance, March 31, 2009	29,333,396	$2,932	$39,390	$120,254	$(2,894)	—	2,260,996	$(3,153)	$156,529

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2009 and 2008

(Unaudited)

Increase (decrease) in cash	2009	2008
Cash flows from operating activities:
Net income	$699	$1,733
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	2,712	2,252
Amortization of other long term assets	663	510
Stock-based compensation expense related to stock options and employee stock purchases	238	235
Changes in assets and liabilities associated with operations:
Increase in net receivables	(12,159)	(8,402)
Increase in inventories	(21,901)	(26,829)
Increase in prepaid expenses and other assets	(1,844)	(2,739)
Increase in accounts payable	5,559	6,859
Decrease in other current liabilities	(6,424)	(4,977)

Net cash used in operating activities	(32,457)	(31,358)

Cash flows from investing activities:
Capital expenditures	(945)	(2,375)
Acquisitions of intangible assets	—	(8,209)

Net cash used in investing activities	(945)	(10,584)

Cash flows from financing activities:
Net borrowings under line of credit agreement	34,500	41,500
Principal payments on long-term debt	(1,176)	(1,027)
Proceeds from the issuance of common stock (sale of stock under ESPP)	291	513

Net cash provided by financing activities	33,615	40,986

Net increase (decrease) in cash	213	(956)
Cash and cash equivalents at beginning of year	1,229	3,201
Effect of exchange rate changes on cash	5	44

Cash and cash equivalents as of March 31	$1,447	$2,289

Supplemental schedule of non-cash investing and financial activities:

On March 9, 2009, the Company announced that the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2009, to stockholders of record at the close of business on March 31, 2009. Cash dividends paid April 15, 2009 totaled approximately $1,341.

On March 10, 2008, the Company announced that the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323.

During the quarter ended March 31, 2008, the Company completed the purchase of certain assets which totaled $350, of which $200 was paid in cash during the period. There were no comparable purchases to report for the period ending March 31, 2009.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Property, plant and equipment at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Land	$2,458	$2,458
Buildings and improvements	7,330	7,330
Machinery and equipment	72,128	69,841
Office furniture, fixtures and equipment	5,584	5,479
Automotive equipment	243	209
Construction in progress	1,051	2,554

	88,794	87,871
Less accumulated depreciation	48,240	46,630

	$40,554	$41,241

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2009	December 31, 2008
Finished products	$101,042	$79,530
Raw materials	11,485	11,096

	$112,527	$90,626

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2009	2008
Net sales:
Crop	$36,105	$35,111
Non-crop	8,532	5,823

	$44,637	$40,934

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On March 9, 2009, the Company announced that the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2009, to stockholders of record at the close of business on March 31, 2009. Cash dividends paid April 15, 2009 totaled approximately $1,341.

On March 10, 2008, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$699	$1,733

Denominator:
Weighted averages shares outstanding	27,004	26,464
Assumed exercise of stock options	659	1,002

	27,663	27,466

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	March 31, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$46,000	$5,000	$51,000	$48,000	$4,000	$52,000
Real estate	2,022	106	2,128	2,048	106	2,154
Working Capital Revolver	59,000	—	59,000	24,500	—	24,500
Other notes payable	1,200	2,400	3,600	1,200	2,550	3,750

Total Indebtedness	$108,222	$7,506	$115,728	$75,748	$6,656	$82,404

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, (4) the Company must maintain a certain modified current ratio. As of March 31, 2009 the Company met all the covenants listed above. This was the position as of December 31, 2008. At March 31, 2009 total indebtedness was $115,728 as compared to $82,404 at December 31, 2008.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2009 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,
	2009	2008
Net income	$699	$1,733
Change in fair value of interest rate swaps	155	—
Unrealized loss on currency forward cover contracts	539	—
Foreign currency translation adjustment	5	44

Comprehensive income	$1,398	$1,777

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

Stock Options—During the three months ended March 31, 2008, the Company granted a 10-year option to an employee to acquire 6,779 shares of common stock at an exercise price of $14.75. The option vests one-third on the first anniversary of the grant and one-third on each anniversary thereafter (three equal installments). The option was valued using the Black-Scholes option-pricing model at $7.11 per share. Assumptions used to value the option were: expected term of 5 years, expected volatility of 50%, expected annual dividends of 0.5%, and a risk-free interest rate of 2.45%. No options were granted during the three months ended March 31, 2009.

During the three months ended March 31, 2008, employees and non-executive directors exercised options to acquire 36,900 shares of common stock. Cash received upon exercise was $90,945 or $2.46 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $446,000 (or $12.08 per share). No options were exercised during the three months ended March 31, 2009.

There were options to acquire 9,400 shares that were forfeited during the three months ended March 31, 2008, which had an exercise price of $14.74. The shares were vested when terminated. There were no options forfeited during the three months ended March 31, 2009.

During the three months ended March 31, 2008 and 2009, the Company recognized stock-based compensation expense related to stock options of $71,000 and $4,000 respectively.

As of March 31, 2009, the Company had approximately $31,000 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

average period of 1.9 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the three months ended March 31, 2009, the Company granted employees a total of 101,188 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $11.75 per share (or $1,189,022 in total), which was the publicly traded share price as of the date of grant, and the company will recognize a corresponding expense over the required service period of three years. During the three months ended March 31, 2008, no restricted shares were granted.

During the three months ended March 31, 2008 and 2009, the Company recognized stock-based compensation expense related to restricted shares of $125,000 and $204,000, respectively.

As of March 31, 2009, the Company had approximately $2,476,000 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2008. For further detail on matters not reported below, please refer to that 10-K.

A. DBCP Cases

Introductory Notes. A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company and Shell Oil Company and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product.

Nicaraguan Cases. Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed. In light of the Los Angeles Superior Court’s finding of pervasive fraud (particularly with respect to local counsel, plaintiffs and the court system in Nicaragua) in Mejia and Rivera as described below, AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. In other words, with respect to the Nicaraguan cases, the Company does not believe that a loss is probable nor that any such loss is reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Mejia. On September 20, 2005, Rodolfo Mejia et al. v. Dole Food Company, Inc. et al., was filed in the Los Angeles County Superior Court on behalf of 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

added, who claimed sterility or reduced sperm counts and were allegedly DBCP applicators. Punitive damages were sought against each defendant. The court advised that discovery would be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs began, and plaintiffs’ counsel dismissed the claims of several plaintiffs leaving only 10 plaintiffs from the original group, one of whom the Company had settled with in an earlier action entitled Tellez. In late 2008, Defendant Dole reported that its investigation of this matter revealed potential fraud among plaintiffs and certain of plaintiffs’ counsel regarding the claims alleged in the action. In response, the court entered a protective order and permitted discovery to proceed relating to these fraud allegations. While the court had originally set a preliminary trial for September 10, 2009 to determine whether the plaintiffs have committed fraud in filing their claims, in the face of evidence showing fraud, on March 11, 2009, the court issued an order to show cause (“OSC”) why the matter should not be dismissed with prejudice. A three day evidentiary hearing on the OSC commenced April 21, 2009, at the conclusion of which the court found that there had been “massive amounts of evidence demonstrating the recruiting and training of fraudulent plaintiffs to bring cases in both the Nicaraguan and U.S. courts” and that “what has occurred here is not just a fraud on this court, but is a blatant extortion of the defendants.” The court found further that the conduct of “plaintiffs and [certain of] plaintiffs’ attorneys [was] so outrageous and pervasive and profound that it far exceed[ed] anything described . . . in any of the reported cases” and that the standard for awarding termination sanctions had been “indisputably met” under a clear and convincing standard. Accordingly, as of April 23, 2009, the court dismissed both Mejia and Rivera with prejudice.

Rivera. On October 26, 2007, an action entitled Rivera et al. v. Dole Food Company, Inc. was filed on behalf of four Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the four plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1975 to 1990, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit was assigned to the same judge for case management and trial as in the Mejia matter After the complaint was amended and several plaintiffs were added to Mejia, one plaintiff remained in Rivera and the action was stayed pending resolution of Mejia. As described above, following the OSC hearing that concluded April 23, 2009, the court dismissed both Rivera and Mejia with prejudice.

Patrickson. In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant. The matter was filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., and alleged damages sustained from sterility and other injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries— Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues were class certification and/or the possible addition of class members as individual plaintiffs. Written discovery to defendants was conducted on venue-related issues. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. The court scheduled the trial to commence on January 19, 2010. Discovery is in its early stages, and it is unknown whether any of the plaintiffs was exposed to AMVAC-brand DBCP and what are the actual injuries. Further, defendants have brought a motion for partial summary judgment, the hearing for which is currently set on June 9, 2009, claiming that plaintiffs are barred from making their claims under the applicable statute of limitations. At this stage, the Company believes that, while possible, a loss is neither probable, nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On September 15, 2008, the court entered an order giving its preliminary approval of the class settlement. The class settlement notice was mailed to class members the last week of October 2008. Class members had until January 30, 2009 either (i) to submit the claim form required for a monetary payment from the settlement fund, or (ii) either to object to the settlement, or seek to be excluded from the settlement. Approximately 850 class members have returned claim forms; the parties are reviewing forms for completeness and validity. The Court will consider final approval of the class settlement at a final fairness hearing currently scheduled for June 1, 2009, and we anticipate the Court will enter the final order approving the settlement on or shortly after that date. Payments to class members who complete a valid claim form will be made 45 days after final approval of the settlement.

As currently proposed, the settlement would not have an adverse effect upon the Company’s financial performance. Further, in light of the fact that the settlement is being paid through insurance, the Company does not believe that a loss to the Company is probable and has not set up a loss contingency therefor. However, the settlement is not yet final, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution.

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

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). On March 3, 2009, the parties conducted a mediation and shortly thereafter entered into a settlement under which AMVAC agreed to contribute cash in the amount of $55,000 to plaintiff and a product credit to co-defendant. The matter has been dismissed with prejudice.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California, County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. On March 12, 2009, the parties conducted a mediation, during which they agreed to settle the matter for payment of cash to plaintiff in an amount equal to a fraction of the likely defense costs; the settlement is being funded by the Company’s insurer, and the matter will be dismissed with prejudice within a few weeks of this date.

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

12. Recently Issued Accounting Guidance—On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 107-1. This position paper amends FASB statement No. 107 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued APB 28-1, which amends APB Opinion No. 28 “Interim Financial Reporting”. Both of these position papers are focused on increasing disclosures related to the fair value of financial instruments for interim reporting periods of publicly traded companies. In the 10-Q for the third quarter of 2008, American Vanguard increased its disclosure related to such Financial Instruments and continued that depth of disclosure in its 10-K statement for the year ended December 31, 2008. We will continue to fully disclose full details of the fair value of our financial instruments in our future published summarized financial information.

On April 9, 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. This is additional clarification and advice on Statement No. 157 which was issued in September 2006. American Vanguard operates in the Chemical Industry. As such an important factor in our business relates to the ownership or usage rights related to intellectual property (Intangible Assets). At each quarter end we assess the fair value of our holdings. This FSP takes effect for reporting periods ending on or after January 15, 2009. We have assessed our assets and liabilities and do not believe that any fall into the scope of this statements. We will continue to regularly assess our portfolio and will make the necessary adjustments and disclosures when we conclude that one or more of our assets fall within the scope of this statement.

On October 10, 2008, FASB issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, Fair Value Measurements, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, American Vanguard has no financial assets where there is

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at March 31, 2009. We will reconsider the applicability of this statement should our business circumstances change.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has reviewed the standard and believes its current reporting meets the requirements of the standard.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Quarter Ended March 31 (columnar numbers in thousands):

	2009	2008	Change
Net sales:
Crop	$36,105	$35,111	$994
Non-crop	8,532	5,823	2,709

	$44,637	$40,934	$3,703

Gross profit:
Crop	$15,367	$15,447	$(80)
Non-crop	3,189	2,289	900

	$18,556	$17,736	$820

Despite reports of industry-wide sluggish demand, net sales for the first three months of 2009 at $44,637 were 9% higher than net sales for the same period of 2008 of $40,934. During the first quarter of the year our sales performance has been closely in line with our target. Our Granular Soil Insecticides have started the year ahead of the same period of 2008, partly as a result of delayed sales from the final quarter of 2008 as a result of key raw material availability. In addition, we believe that growers are increasingly seeing the benefit of applying corn soil insecticides in addition to traits. Our insecticide products and our growth regulator products also started strongly with sales ahead of the same period of 2008 and ahead of our internal targets. Our herbicides and fungicides were ahead of our internal targets but did not reach levels achieved in 2008. This is mainly due to timing and relates to stocking decisions by the distribution channel. Our Fumigant product line started the year slightly down compared to both last year and target, mainly driven by a late cold snap in some of our key markets delaying application decisions. Our international sales were down compared to the prior year mainly driven by slower sales of one specific product sold in Canada and management decisions to hold tight on credit terms on two key international customers. Overall international sales are down approx 20% compared to the same period of 2008. Finally, our sales included some increased tolling activity at our Axis facility as compared to last year.

Cost of sales for the quarter ended March 31, 2009, ended at $26,081 or 58% of sales compared to $23,198 or 57% of sales for the same period of 2008. Our factory costs increased, particularly related to some specific waste handling costs on the start up of a new product. These costs are expected to continue into the second quarter but at a lower level. Furthermore, gross profit as a percentage of sales is being diluted by tolling activities which benefit plant utilization but drive low gross profit levels. Adjusting for tolling, our gross profit expressed as a percentage of sales , would have been in line with the level achieved in 2008. Gross profit ended the period at $18,556 or 42% of sales for the period ended March 31, 2009, as compared to $17,736 or 43% of sales for the same period of 2008.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $2,617 to $16,563 as compared to last year’s expense of $13,946. The differences in operating expenses by department are as follows:

	2009	2008	Change
Selling	$5,306	$4,804	$502
General and administrative	5,834	3,818	2,016
Research, product development and regulatory	2,611	1,839	772
Freight, delivery and warehousing	2,812	3,485	(673)

	$16,563	$13,946	$2,617

•

Selling expenses increased by $502 to end at $5,306 for the three months ended March 31, 2009, as compared to the same period of 2008. We had stronger sales in the quarter compared to the same period of last year including increased levels of promotional and stewardship expenses which were up $827. Advertising costs were down by $243 largely as a result of timing on major annual campaigns. Field support for our proprietary delivery systems and other outside consulting services included some one time costs last year and accordingly, costs were down this year by $250

•

General and administrative expenses increased by $2,016 to end at $5,834 for the three months ended March 31, 2009 as compared to the same period of 2008. This increase was driven primarily by costs associated with acquisition activity in the amount of approximately $1,500. In accordance with U.S. GAAP, as of January 1, 2009, advisor and diligence costs of the kind the Company has incurred, must be expensed in the period. At this point, the subject acquisition has not been completed and activities on this, and other potential opportunities, are on-going. Other costs remained relatively in line with prior year.

•

Research, product development costs and regulatory expenses increased by $772 to $2,611 for the three months ending March 31, 2009, as compared to the same period of 2008. The main driver relates to our product defense activities which were up $394 compared to the same period in 2008. Furthermore, our license and registration costs are higher as a result of expanded product portfolio and as a result of timing.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2009 were $2,812 or 6.4% of sales, representing a reduction of $673 as compared to the same period in 2008, during which such costs were $3,485 or 8.5% of sales. Costs were lower because we had lower sales of our bulk products, better performance on inventory distribution in the supply chain and some savings related to improved planning of urgent shipments.

Interest costs net of capitalized interest, were $865 in the first three months of 2009 as compared to $965 in the same period of 2008. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2009			Q1 2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$51,989	$661	5.2%	$55,989	$769	5.5%
Real Estate	2,141	14	2.7%	2,305	33	5.8%
Working Capital Revolver	36,656	211	2.3%	17,423	213	4.9%

Average	90,786	886	4.0%	75,717	1,015	5.4%

Other notes payable	3,675			75
Capitalized Interest		(21)			(50)

Adjusted Average indebtedness	$94,461	$865	3.7%	$75,792	$965	5.1%

The Company’s average overall debt for the three months ended March 31, 2009 was $94,461 as compared to $75,792 for the three months ended March 31, 2008. The Company increased the revolver debt, during the last six months of 2008, to support a major capital investment in a Metam facility at our Axis plant and increased inventory levels as we have prepared for the 2009 season. Our results have been favorably impacted by movement in the LIBOR rate during 2008 and continuing during the first three month period in 2009. As can be seen from the table above, our effective interest rate during the period was 3.7% as compared to 5.1% for 2008. As also shown in the table, the Company had $21 in capitalized interest expense adjustments in 2009 compared to $50 for the same period of 2008.

Income tax expense has reduced by $663 to end at $429 for the three months ended March 31, 2009 as compared to $1,092 for the comparable period in 2008, while our effective tax rate has improved marginally to 38% compared to 39% for those respective periods. The lower tax rate reflects the impact of our domestic manufacturing and greater costs incurred in R&D activities during the year.

Overall our net income for the first three months of 2009 is down at $699 or $.03 per share compared to $1,733 and $.06 per chare for the same period of 2008. As noted above, we have engaged in very significant costs associated with a major potential acquisition. These costs impacted our results by approximately $1,500 or $.03. These costs are not being incurred at the same rate at the start of the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $32,457 of cash in operating activities during the three months ended March 31, 2009. This compared to utilizing $31,358 in the same period of last year. Net income of $699, non-cash depreciation and amortization of $3,375 and stock based compensation expense of $238 provided a net cash inflow $4,312 compared to $4,730 for the same period last year.

The main drivers for the reduction in cash generated from operational activities is mainly associated with our seasonal cycle. At the early part of the year we see inventory levels increase as we respond to the start of the various growing seasons across the United States and in our international markets. In addition, we have seen an increase in our receivables as of March 31, 2009. The increase is broadly in line with last year, however, we are pleased to report that despite sales up 9% compared to the same period of 2008, our trade receivables are $520 lower than last year. Our approach has resulted in taking some difficult decisions regarding supplying product to two key international customers. The decision has resulted in some reduced sales but was necessary to maintain the quality of our overall receivables position.

In line with our seasonal cycles and consistent with the same period of 2008, our inventories increased by $21,901 during the first three months of 2009 ending at $112,527. This compared with an increase of $26,829 during the same period of 2008. There are several important drivers contributing to our high inventory levels. We are increasingly sourcing raw materials globally driving longer lead times and higher safety stocks. In addition, we have taken inventory purchasing opportunities, both domestically and internationally, during the first quarter of 2009 when we have seen attractive prices. Finally, we have relatively long positions in a couple of our product lines. These specific products are subject to close review and we believe that we have actions in place to deal with these positions in the next six to twelve months.

The Company used $945 in investing activities during the three months ended March 2009. The business is focused on achieving a lower level of capital spending this year after making some heavy investments last year.

Financing activities provided $33,615 during the three months ending March 2009, compared to $40,986 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased by $34,500 during the period, ending at $59,000. The Company received $291 from the exercise of stock options and the sale of common stock under its ESPP plan.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	March 31, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$46,000	$5,000	$51,000	$48,000	$4,000	$52,000
Real estate	2,022	106	2,128	2,048	106	2,154
Working Capital Revolver	59,000	—	59,000	24,500	—	24,500
Other notes payable	1,200	2,400	3,600	1,200	2,550	3,750

Total Indebtedness	$108,222	$7,506	$115,728	$75,748	$6,656	$82,404

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, (4) the Company must maintain a certain modified current ratio. As of March 31, 2009 the Company met all the covenants listed above. This was the position as of December 31, 2008. Furthermore, this has been the case at each reporting date since the loan facility was put in place in December 2006.

At March 31, 2009 total indebtedness was $115,728 as compared to $82,404 at December 31, 2008. At March 31, 2009, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $3,386 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 107-1. This position paper amends FASB statement No. 107 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued APB 28-1, which amends APB Opinion No. 28 “Interim Financial Reporting”. Both of these position papers are focused on increasing disclosures related to the fair value of financial instruments for interim reporting periods of publicly traded companies. In the 10-Q for the third quarter of 2008, American Vanguard increased its disclosure related to such Financial Instruments and continued that depth of disclosure in its 10-K statement for the year ended December 31, 2008. We will continue to fully disclose full details of the fair value of our financial instruments in our future published summarized financial information.

On April 9, 2009, FASB issued FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. This is additional clarification and advice on Statement No. 157 which was issued in September 2006. American Vanguard operates in the Chemical Industry. As such an important factor in our business relates to the ownership or usage rights related to intellectual property (Intangible Assets). At each quarter end we assess the fair value of our holdings. This FSP takes effect for reporting periods ending on or after January 15, 2009. We have assessed our assets and liabilities and do not believe that any fall into the scope of this statements. We will continue to regularly assess our portfolio and will make the necessary adjustments and disclosures when we conclude that one or more of our assets fall within the scope of this statement.

On October 10, 2008, FASB issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, Fair Value Measurements, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at March 31, 2009. We will reconsider the applicability of this statement should our business circumstances change.

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

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has reviewed the standard and believes its current reporting meets the requirements of the standard.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2008, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2008 remain valid and is hereby incorporated by reference.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. Furthermore, the Company has established a procedure for covering forward exchange rates on specific purchase orders when appropriate. At March 31, 2009 the Company has no such forward contracts in place. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2009, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at March 31, 2009, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2008. For further detail on matters not reported below, please refer to that 10-K.

A. DBCP Cases

Introductory Notes. A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company and Shell Oil Company and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product.

Nicaraguan Cases. Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed. In light of the Los Angeles Superior Court’s finding of pervasive fraud (particularly with respect to local counsel, plaintiffs and the court system in Nicaragua) in Mejia and Rivera as described below, AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. In other words, with respect to the Nicaraguan cases, the Company does not believe that a loss is probable nor that any such loss is reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Mejia. On September 20, 2005, Rodolfo Mejia et al. v. Dole Food Company, Inc. et al., was filed in the Los Angeles County Superior Court on behalf of 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claimed sterility or reduced sperm counts and were allegedly DBCP applicators. Punitive damages were sought against each defendant. The court advised that discovery would be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs began, and plaintiffs’ counsel dismissed the claims of several plaintiffs leaving only 10 plaintiffs from the original group, one of whom the Company had settled with in an earlier action entitled Tellez. In late 2008, Defendant Dole reported that its investigation of this matter revealed potential fraud among plaintiffs and certain of plaintiffs’ counsel regarding the claims alleged in the action. In response, the court entered a protective order and permitted discovery to proceed relating to these fraud allegations. While the court had originally set a preliminary trial for September 10, 2009 to determine whether the plaintiffs have committed fraud in filing their claims, in the face of evidence showing fraud, on March 11, 2009, the court issued an order to show cause

(“OSC”) why the matter should not be dismissed with prejudice. A three day evidentiary hearing on the OSC commenced April 21, 2009, at the conclusion of which the court found that there had been “massive amounts of evidence demonstrating the recruiting and training of fraudulent plaintiffs to bring cases in both the Nicaraguan and U.S. courts” and that “what has occurred here is not just a fraud on this court, but is a blatant extortion of the defendants.” The court found further that the conduct of “plaintiffs and [certain of] plaintiffs’ attorneys [was] so outrageous and pervasive and profound that it far exceed[ed] anything described . . . in any of the reported cases” and that the standard for awarding termination sanctions had been “indisputably met” under a clear and convincing standard. Accordingly, as of April 23, 2009, the court dismissed both Mejia and Rivera with prejudice.

Rivera. On October 26, 2007, an action entitled Rivera et al. v. Dole Food Company, Inc. was filed on behalf of four Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the four plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1975 to 1990, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit was assigned to the same judge for case management and trial as in the Mejia matter After the complaint was amended and several plaintiffs were added to Mejia, one plaintiff remained in Rivera and the action was stayed pending resolution of Mejia. As described above, following the OSC hearing that concluded April 23, 2009, the court dismissed both Rivera and Mejia with prejudice.

Patrickson. In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant. The matter was filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., and alleged damages sustained from sterility and other injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in their native countries from 1959 through at least 1997. The case was also filed as a class action on behalf of other workers so exposed in these four countries. On September 12, 2006, the court transferred venue from Maui County to Oahu. On February 16, 2007, the case was assigned to a judge in Oahu. Preliminary issues were class certification and/or the possible addition of class members as individual plaintiffs. Written discovery to defendants was conducted on venue-related issues. The plaintiffs filed a preliminary motion for class certification, which was denied by the court on June 4, 2008. The court scheduled the trial to commence on January 19, 2010. Discovery is in its early stages, and it is unknown whether any of the plaintiffs was exposed to AMVAC-brand DBCP and what are the actual injuries. Further, defendants have brought a motion for partial summary judgment, the hearing for which is currently set on June 9, 2009, claiming that plaintiffs are barred from making their claims under the applicable statute of limitations. At this stage, the Company believes that, while possible, a loss is neither probable, nor reasonably estimable and, accordingly, it has not accrued a loss contingency therefor.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. After having completed class certification discovery, and prior to a ruling from the court on certification of the class, the parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On September 15, 2008, the court entered an order giving its preliminary approval of the class settlement. The class settlement notice was mailed to class members the last week of October 2008. Class members had until January 30, 2009 either (i) to submit the claim form required for a monetary payment from the settlement fund, or (ii) either to object to the settlement, or seek to be excluded from the settlement. Approximately 850 class members have returned claim forms; the parties are reviewing forms for completeness and validity. The Court will consider final approval of the class settlement at a final fairness hearing currently scheduled for June 1, 2009, and we anticipate the Court will enter the final order approving the settlement on or shortly after that date. Payments to class members who complete a valid claim form will be made 45 days after final approval of the settlement.

As currently proposed, the settlement would not have an adverse effect upon the Company’s financial performance. Further, in light of the fact that the settlement is being paid through insurance, the Company does not believe that a loss to the Company is probable and has not set up a loss contingency therefor. However, the settlement is not yet final, and it is not anticipated that the settlement will include mutual releases between co-defendants. In addition, each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution.

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

On March 14, 2008, AMVAC’s registered agent was served with a complaint in a matter styled East Coast Brokers & Packers, Inc. v. UAP Distribution, Inc (Cir. Ct., 10th Jud. Dst. Polk County, FL No. 53-2008 CA-002373-0000-LK). Plaintiff, a tomato grower, alleges reduced crop yield due to clogging of application equipment by a contaminated or defective AMVAC pesticide product. The complaint does not identify a specific amount of damages, but asserts claims against AMVAC for breach of warranty, negligence, and strict liability. On April 11, 2008, defendants removed the action to U.S. District Court for the Middle District of Florida, Tampa Division (now Civ. No. 8:08-CV-00701-T30 EAJ). On March 3, 2009, the parties conducted a mediation and shortly thereafter entered into a settlement under which AMVAC agreed to contribute cash in the amount of $55,000 to plaintiff and a product credit to co-defendant. The matter has been dismissed with prejudice.

On May 16, 2008, an action entitled Eddie Lee Favors, Jr. v. AMVAC Chemical Corporation et al. was filed with the Superior Court for the State of California, County of Los Angeles, Central District as Case No. BC390980 in which plaintiff, a former employee at the Company’s manufacturing facility in Los Angeles, California, seeks damages for alleged discrimination and harassment based on physical disability as well as wrongful termination arising from the termination of his employment in April 2007. On March 12, 2009, the parties conducted a mediation, during which they agreed to settle the matter for payment of cash to plaintiff in an amount equal to a fraction of the likely defense costs; the settlement is being funded by the Company’s insurer, and the matter will be dismissed with prejudice within a few weeks of this date.

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

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 13, 2009. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

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

AMERICAN VANGUARD CORPORATION

Dated: May 8, 2009	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute
President, Chief Executive Officer and Director

Dated: May 8, 2009	By:	/s/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer