Form 10-Q
period 2009-06-30
AMERICAN VANGUARD CORP
filed 2009-08-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Common Stock, $.10 Par Value—27,104,545 shares as of August 1, 2009.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts), (Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Net sales	$47,485	$57,908	$92,122	$98,842
Cost of sales	31,066	34,296	57,147	57,494

Gross profit	16,419	23,612	34,975	41,348
Operating expenses	15,537	15,436	32,100	29,382

Operating income	882	8,176	2,875	11,966
Interest expense	911	1,232	1,797	2,247
Interest income	—	(75)	—	(75)
Interest capitalized	(5)	(58)	(26)	(108)

Income (loss) before income taxes	(24)	7,077	1,104	9,902
Income tax expense (benefit)	(20)	2,735	409	3,827

Net income (loss)	$(4)	$4,342	$695	$6,075

Earnings per common share—basic	$—	$.16	$.03	$.23

Earnings per common share—assuming dilution	$—	$.16	$.03	$.22

Weighted average shares outstanding—basic	27,081	26,533	27,043	26,499

Weighted average shares outstanding—assuming dilution	27,081	27,474	27,701	27,470

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS (note 7)

	June 30, 2009	Dec. 31, 2008
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$1,306	$1,229
Receivables:
Trade, net of allowance for doubtful accounts of $462 and $472, respectively	40,496	51,405
Other	1,255	563

	41,751	51,968

Inventories	112,434	90,626
Prepaid expenses	1,725	1,688

Total current assets	157,216	145,511
Property, plant and equipment, net	40,285	41,241
Intangible assets	89,084	91,079
Other assets	9,887	9,106

	$296,472	$286,937

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except numbers of shares)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2009	Dec. 31, 2008
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$8,506	$6,656
Accounts payable	12,114	16,196
Accrued program costs	18,931	16,204
Accrued expenses and other payables	4,298	6,767
Income taxes payable	181	3,332

Total current liabilities	44,030	49,155
Long-term debt, excluding current installments	88,795	75,748
Deferred income taxes	6,091	6,091

Total liabilities	138,916	130,994

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,365,541 shares at June 30, 2009 and 29,209,863 shares at December 31, 2008	2,935	2,920
Additional paid-in capital	39,676	38,873
Accumulated other comprehensive income (loss)	(2,152)	(3,593)
Retained earnings	120,250	120,896

	160,709	159,096
Less treasury stock, at cost, 2,260,996 shares at June 30, 2009 and December 31, 2008	(3,153)	(3,153)

Total stockholders’ equity	157,556	155,943

	$296,472	$286,937

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. See notes to consolidated financial statements.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

For The Three Months Ended March 31, 2009 and June 30, 2009, (Unaudited)

	Common stock Shares	Common stock Amount	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury stock Shares	Treasury stock Amount	Total
Balance, December 31, 2008	29,209,863	$2,920	$38,873	$120,896	$(3,593)	$—	2,260,996	$(3,153)	$155,943
Stocks issued under ESPP	22,345	2	238	—	—	—	—	—	240
Cash Dividends on common stock ($0.05 per share)	—	—	—	(1,341)	—	—	—	—	(1,341)
Foreign currency Translation adjustment, net	—	—	—	—	5	5	—	—	5
FAS 123R Expense	—	—	279	—	—	—	—	—	279
Unrealized loss on currency forward cover contracts	—	—	—	—	539	539	—	—	539
Change in fair value of interest rate swaps	—	—	—	—	155	155	—	—	155
Grants of restricted stock units	101,188	10	—	—	—	—	—	—	10
Net Income	—	—	—	699	—	699	—	—	699

Total comprehensive income	—	—	—	—	—	$1,398	—	—	—

Balance, March 31, 2009	29,333,396	2,932	39,390	120,254	(2,894)	—	2,260,996	(3,153)	156,529

Foreign currency Translation adjustment, net	—	—	—	—	408	408	—	—	408
FAS 123R Expense	—	—	286	—		—	—	—	286
Change in fair value of interest rate swaps	—	—	—	—	334	334	—	—	334
Grants of restricted stock units	32,145	3	—	—	—	—	—	—	3
Net Loss	—	—	—	(4)	—	(4)	—	—	(4)

Total comprehensive income	—	—	—	—	—	$738	—	—	—

						$2,136

Balance, June 30, 2009	29,365,541	$2,935	$39,676	$120,250	$(2,152)	—	2,260,996	$(3,153)	$157,556

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2009 and 2008

(Unaudited)

Increase (decrease) in cash	2009	2008
Cash flows from operating activities:
Net income	$695	$6,075
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,818	5,694
Stock-based compensation expense related to stock options and employee stock purchases	580	395
Changes in assets and liabilities associated with operations:
Decrease in receivables	10,217	3,798
Increase in inventories	(21,808)	(27,253)
Increase in prepaid expenses and other assets	(2,095)	(4,091)
(Decrease) Increase in accounts payable	(3,155)	2,364
(Decrease) Increase in other current liabilities	(3,443)	3,089

Net cash used in operating activities	(12,191)	(9,929)

Cash flows from investing activities:
Capital expenditures	(2,249)	(5,005)
Acquisitions of intangible assets	—	(9,048)

Net cash used in investing activities	(2,249)	(14,053)

Cash flows from financing activities:
Net borrowings under line of credit agreement	17,500	28,000
Principal payments on long-term debt	(2,053)	(2,053)
Proceeds from the issuance of common stock (sale of stock under ESPP)	238	893
Payment of cash dividends	(1,341)	(1,323)

Net cash provided by financing activities	14,344	25,517

Net (decrease) increase in cash	(96)	1,535
Cash and cash equivalents at beginning of period	1,229	3,201
Effect of exchange rate changes on cash	173	5

Cash and cash equivalents as of June 30,	$1,306	$4,741

Supplemental schedule of non-cash investing and financial activities:

During the six months ended June 30, 2008, the Company completed the purchase of certain assets which totaled $2,350, of which $600 was paid in cash during the period. During the six months ended June 30, 2009, the Company paid $400 associated with scheduled payments against the transactions referenced in the period to June 30, 2008. There were no additional comparable purchases to report for the period to June 30, 2009.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Columnar Numbers in thousands except for Note 10 and share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Property, plant and equipment at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Land	$2,458	$2,458
Buildings and improvements	7,330	7,330
Machinery and equipment	72,965	69,841
Office furniture, fixtures and equipment	5,732	5,479
Automotive equipment	243	209
Construction in progress	1,366	2,554

	90,094	87,871
Less accumulated depreciation	49,809	46,630

	$40,285	$41,241

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished products	$101,204	$79,530
Raw materials	11,230	11,096

	$112,434	$90,626

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales:
Crop	$37,400	$47,384	$73,505	$82,495
Non-crop	10,085	10,524	18,617	16,347

	$47,485	$57,908	$92,122	$98,842

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Numerator:
Net income	$(4)	$4,342	$695	$6,075

Denominator:
Weighted averages shares outstanding	27,081	26,533	27,043	26,499
Assumed exercise of stock options	—	941	658	971

	27,081	27,474	27,701	27,470

The assumed exercise of 631 stock options has been excluded from fully diluted earnings per share for the three months to the end of June 30, 2009 because to do so would be anti-dilutive.

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	June 30, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$44,000	$6,000	$50,000	$48,000	$4,000	$52,000
Real estate	1,995	106	2,101	2,048	106	2,154
Working Capital Revolver	42,000	—	42,000	24,500	—	24,500
Other notes payable	800	2,400	3,200	1,200	2,550	3,750

Total Indebtedness	$88,795	$8,506	$97,301	$75,748	$6,656	$82,404

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio and (4) the Company must maintain a certain modified current ratio. As of June 30, 2009 the Company met all the covenants listed above. This was also the position as of December 31, 2008. At June 30, 2009 total indebtedness was $97,301 as compared to $82,404 at December 31, 2008.

For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

8. Foreign Exchange Price and Interest Rates—The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange price risk and interest rate risk. Forward contracts are entered into to manage the price risk associated with forecasted purchases of materials used in the company’s manufacturing process. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed-rate borrowings.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted purchases of materials and interest rate swaps as fair value hedges of variable-rate borrowings.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of December 31, 2008, the Company had a foreign exchange contract to purchase €5,783,904. The fair value of the contract as of December 31, 2008 was $713,194. The Company does not have any outstanding contacts as of June 30, 2009 and recognized a loss of $61,757 in interest expense upon settling in March 2009. As of December 31, 2008, the Company recorded unrealized losses in other comprehensive income of $539,390. The Company reclassified from other comprehensive income to interest expense $173,803 due to ineffectiveness as of December 31, 2008.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

As of June 30, 2009 and December 31, 2008, the Company has two perfectly effective interest rate swap contracts. The fair value at June 30, 2009 and December 31, 2008, was $1,492,286 and $1,980,937, respectively, and is recorded in accounts payable. The total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps is $28,163,466. As of June 30, 2009 there was a gain of $488,714 and at December 31, 2008, the Company recorded an unrealized loss of $1,980,937 in other comprehensive income.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the June 30, 2009 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(4)	$4,342	$695	$6,075
Change in fair value of interest rate swaps	334	—	489	—
Unrealized gain on currency forward cover contracts	—	376	539	376
Foreign currency translation adjustment	408	(39)	413	5

Comprehensive income	$738	$4,679	$2,136	$6,456

11. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

Stock Options—During the six months ended June 30, 2008, the Company granted a 10-year option to an employee to acquire 6,779 shares of common stock at an exercise price of $14.75. The option vests one-third on the first anniversary of the grant and one-third on each anniversary thereafter (three equal installments). The option was valued using the Black-Scholes option-pricing model at $7.11 per share. Assumptions used to value the option were: expected term of 5 years, expected volatility of 50%, expected annual dividends of 0.5%, and a risk-free interest rate of 2.45%. No options were granted during the six months ended June 30, 2009.

During the six months ended June 30, 2008, employees and non-executive directors exercised options to acquire 129,027 shares of common stock. Cash received upon exercise was $431,733 or $3.35 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $1,561,202 (or $12.10 per share). No options were exercised during the six months ended June 30, 2009.

There were options to acquire 9,400 shares that were forfeited during the six months ended June 30, 2008, which had an exercise price of $14.74. The shares were vested when terminated. There were no options forfeited during the six months ended June 30, 2009.

During the six months ended June 30, 2008 and 2009, the Company recognized stock-based compensation expense related to stock options of $46,000 and $5,000, respectively.

As of June 30, 2009, the Company had approximately $27,000 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Restricted Shares—During the six months ended June 30, 2009, the Company granted employees a total of 101,188 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $11.75 per share (or $1,189,022 in total), which was the publicly traded share price as of the date of grant, and the company will recognize a corresponding expense over the required service period of three years. During the six months ended June 30, 2008, no restricted shares were granted.

During the six months ended June 30, 2008 and 2009, the Company recognized stock-based compensation expense related to restricted shares of $395,000 and $480,000, respectively.

As of June 30, 2009, the Company had approximately $2,227,000 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Stock Grants—During the six months ended June 30, 2009, the Company granted non-executive board members a total of 33,845 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $10.34 per share, which was the publicly traded share price as of the date of grant, and the company will recognize a corresponding expense of $350,000 over the service period which is the non-executive board member’s term of office.

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

12. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2009.

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

Nicaraguan Cases. Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed. In light of the Los Angeles Superior Court’s finding of pervasive fraud (particularly with respect to local counsel, plaintiffs and the court system in Nicaragua) in Mejia and Rivera as described in the Company’s Form 10-Q for the period ended March 31, 2009, AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. In other words, with respect to the Nicaraguan cases, the Company does not believe that a loss is probable nor that any such loss is reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Patrickson. In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant. The matter was filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., and alleges damages sustained from sterility and other injuries caused by exposure of plaintiffs (banana workers) to DBCP while applying the product in their native countries from 1959 through at least 1997. The ten named plaintiffs are citizens of four countries— Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The matter was eventually transferred to state court in Oahu. On June 9, 2009, that court granted defendants’ motion for summary judgment and dismissed the action with prejudice as to six of the plaintiffs, finding that these plaintiffs were barred from making their claims under the applicable statute of limitations. Voluntary dismissals without prejudice are pending for the claims of the remaining four plaintiffs.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On July 2, 2009 the court entered an order giving its final approval of the class settlement, and the effective date of that final approval was July 3, 2009 pursuant to the terms of the settlement agreement. The Company is in the process of making payment to claimants who submitted complete claim forms as per the settlement agreement. In light of the fact that the settlement is being paid through insurance, the settlement will not have an adverse effect upon the Company’s financial performance. Further, the Company does not believe that a loss to the Company is probable and has not set up a loss contingency therefor. However, the settlement does not include mutual releases between co-defendants, and each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution.

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

causes of action for negligence, negligence per se, trespass, and nuisance. The Company does not believe that the claims have any merit. The parties held a mediation on July 30, 2009 but did not reach a settlement. Discovery is ongoing, and at this point in the litigation, the Company does not believe that a loss in this matter is probable nor can it reasonably estimate such loss and, accordingly, has not accrued a loss contingency for this matter.

13. Recently Issued Accounting Guidance—In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces FASB statement 162. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company will adopt the pronouncement for the quarter ended September 30, 2009 and the 10-Q filing will reflect citations as stated under the codification.

In May 2009, FASB issued FAS 165 “Subsequent Events”. The objective of the statement is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. Equally, the standard makes clear circumstances when details of a subsequent event need not be included in the Company’s public filings. American Vanguard’s disclosure committee has reviewed the requirements of the standard and notes it is effective for all interim and annual financial statements dated after of June 15, 2009. Accordingly, the 10-Q filing for the period ended June 30, 2009 has been reviewed to ensure that it is in compliance with the standard.

On April 9, 2009, FASB issued FAS 107-1. This position paper amends FASB statement No. 107 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued APB 28-1, which amends APB Opinion No. 28 “Interim Financial Reporting”. Both of these position papers are focused on increasing disclosures related to the fair value of financial instruments for interim reporting periods of publicly traded companies. In the 10-Q for the third quarter of 2008, American Vanguard increased its disclosure related to such Financial Instruments and continued that depth of disclosure in its 10-K statement for the year ended December 31, 2008. We will continue to fully disclose full details of the fair value of our financial instruments in our future published summarized financial information.

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

On October 10, 2008, FASB issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, “Fair Value Measurements”, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at March 31, 2009. We will reconsider the applicability of this statement should our business circumstances change.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

On September 12, 2008, FASB issued FSP FAS 133-1. This FSP seeks to clarify the application of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”,, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FAS 161, “Disclosure about Derivative Instruments and Hedging Activities”. Effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and find that; for FASB 133, we conclude that we do not participate in the market selling any derivatives, for FASB No 45, we have no guarantees related to the debts of others and with regard to the effective date of FASB 161, this statement confirmed our existing understanding. We will reconsider the applicability of this statement should our business circumstances change.

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

In December 2007, FASB issued SFAS No. 141 (Revised) Business Combinations (“SFAS 141 (R)”). The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We adopted SFAS 141 (R) in fiscal year beginning January 1, 2009.

14. Under applicable law, namely the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), it is permissible for a follow-on registrant to cite to data owned by the original data owner in support of a follow-on registration, provided that the follow-on registrant makes an offer to pay (and eventually does pay) data compensation to the original data owner. Thus, in the Agricultural Chemical Industry it is common practice for an original data owner to collect data compensation from one or more follow-on registrants. Included in net sales in the three months ended June 30, 2009 are several amounts totaling $1,400 that constitute data compensation collected by the Company from follow-on registrants for their reliance on the Company’s data studies. There were no such data compensation amounts included in net sales for the three and six months ended June 30, 2008; however, in those periods, the Company did include in net sales approximately $1,400 arising from the settlement of a non-FIFRA claim.

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

RESULTS OF OPERATIONS

Quarter Ended June 30 (columnar numbers in thousands):

	2009	2008	Change
Net sales:
Crop	$37,400	$47,384	$(9,984)
Non-crop	10,085	10,524	(439)

	$47,485	$57,908	$(10,423)

Gross profit:
Crop	$12,010	$19,233	$(7,223)
Non-crop	4,409	4,379	30

	$16,419	$23,612	$(7,193)

The Company has experienced a very challenging business environment during the three months ended June 30, 2009. Our net sales for the period are down 18% at $47,485 compared to the same period of 2008. Our crop business is down 21% as compared to the same period of last year. The primary contributors to this shortfall were declines in the sales of our herbicide and insecticide product lines. Sales of our herbicide product were down by approximately 50% as compared to the same period of 2008. While our field data indicates that our herbicide product has been moving from retailer to grower at levels similar to those of the 2008 season (and therefore that on-the-ground usage was about the same for the comparable period) our sales to distribution during the second quarter of 2009 were down, as distribution reduced their inventory to levels far lower than historical averages. While reducing its inventory, distribution adopted a “buy-as-needed” approach to procurement. In addition, weather conditions in the Midwest delayed the corn planting season and affected the use of post-emergent herbicides.

Our leading insecticides were down approximately 40% in the aggregate compared to the same period last year due, primarily to reduced acres in cotton and peanuts, and a decrease in pest pressure on cotton and other crops. Our fungicides product lines have performed well driven by strong sales in one of our long time core products into turf and ornamental applications. Notwithstanding a narrow planting window, sales of our granular soil insecticides were even with those of the comparable period in 2008. Net sales for the three and six month periods ended June 30, 2009, includes $1,400 from the settlement of two claims against follow-on registrants from whom the Company collected data compensation. The Company included a similar amount in net sales for the comparable period in 2008 arising from the settlement of non-FIFRA litigation. Finally, our international sales which were slow in the first quarter were up 17% in the second quarter as compared to the same period of 2008.

Our non-crop business continues to perform robustly in this difficult market with sales only 4% down after a very strong first quarter.

Cost of sales for the quarter ended June 30, 2009, ended at $31,066 or 65% of sales compared to $34,296 or 59% of sales for the same period of 2008. When looking purely at our selling activities, sales mix of our products generated a gross profit percentage performance in line with the same period of 2008. The shortfall in volume compared to the prior quarter generated a lower absolute gross profit result. Gross profit ended the period at $16,419 or 35% of sales for the period ended June 30, 2009, as compared to $23,612 or 41% of sales for the same period of 2008. Our pricing has remained in line with prior periods; however, the shortfall in gross profit relates to a loss of sales volume and lower production output. During the quarter we reduced production thru-put in our factories, in order to refrain from building inventories. While we successfully accomplished the goal of not building inventory levels, we inevitably experienced the burden of fixed cost absorption associated with these reduced operating rates.

Gross profit performance was affected by three main factors during the three months ended June 30, 2009. The shortfall in sales revenue accounted for approximately 65% of the shortfall, while overhead under-absorption, along with some one-time waste disposal expense, accounted for approximately 35% of our year-over-year quarterly decline in net earnings. Gross profit would have been further reduced but for the inclusion of the aforementioned settlement.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $101 to $15,537 as compared to last year’s expense of $15,436. The differences in operating expenses by department are as follows:

	2009	2008	Change
Selling	$5,246	$4,812	$434
General and administrative	4,489	4,550	(61)
Research, product development and regulatory	2,506	1,995	511
Freight, delivery and warehousing	3,296	4,079	(783)

	$15,537	$15,436	$101

•

Selling expenses increased by $434 to end at $5,246 for the three months ended June 30, 2009, as compared to the same period of 2008. Included in this change, advertising spending in support of key product lines were up $412, program related expenses were up $338 on product lines where timing is different from the same period of 2008. Offsetting these increases, our product stewardship costs in the field were down $220 mainly as a result of timing following high costs in the prior quarter as compared to 2008.

•

General and administrative expenses decreased by $61 to end at $4,489 for the three months ended June 30, 2009 as compared to the same period of 2008. This decrease was primarily driven by a reduction in accrual for bonuses reflecting the year to date financial performance. The offset was increased resources applied to managing the business. Other costs remained relatively in line with the prior year.

•

Research, product development costs and regulatory expenses increased by $511 to $2,506 for the three months ending June 30, 2009, as compared to the same period of 2008. This increase includes additional product development costs incurred on one of our key product lines. Finally, we have incurred some additional product defense costs associated with recently acquired products.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2009 were $3,296 or 7% of sales, representing a reduction of $783 as compared to the same period in 2008, during which such costs were $4,079 or 7% of sales. The main driver for the reduction is the sales shortfall. Focus continues on controlling these costs.

Interest costs, net of capitalized interest, were $906 in the three months to June 30, 2009 as compared to $1,099 in the same period of 2008. Interest costs are summarized in the following table:

Average Indebtedness and Interest Expense

	Q2 2009			Q2 2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$50,989	$557	4.4%	$54,989	$710	5.2%
Real Estate	2,119	31	5.9%	2,226	32	5.8%
Working Capital Revolver	57,088	323	2.3%	39,093	490	5.0%

Average	110,196	911	3.3%	96,308	1,232	5.1%

Other notes payable	3,675	—	—	2,950	—	—
Interest Income	—	—	—	—	(75)	—
Capitalized Interest	—	(5)	—	—	(58)	—

Adjusted Average indebtedness	$113,871	$906	3.2%	$99,258	$1,099	4.4%

The Company’s average overall debt for the three months ended June 30, 2009 was $113,871 as compared to $99,258 for the same period in 2008. The Company made a $1,000 scheduled payment of its term debt in both periods. Revolver debt reduced by $17,000 during the three months to June 2009 as compared to a reduction of $13,500 during the same period of 2008. Our results have been favorably impacted by movement in the LIBOR rate during the period to June 30, 2009 as compared to the same period of 2008. As can be seen from the table above, our effective interest rate during the period was 3.2% as compared to 4.4% for 2008.

The Company’s income tax expense was $2,735 and a credit of $20 for the six months ending June 30, 2008 and 2009, respectively. The Company’s effective tax rate was decreased to 37% mainly due to a decrease in its financial performance year to date. In the income statement for the quarter ended June 30, 2009, there is a catch up to this adjusted rate. Furthermore, we are currently undergoing an audit with the IRS for the 2006 and 2007 tax years, however, no adjustments have been made to date.

Overall our net loss for the three months to June 2009 is $4 as compared to net income of $4,342 for the same period of 2008.

Six Months Ended June 30 (columnar numbers in thousands):

	2009	2008	Change
Net sales:
Crop	$73,505	$82,495	$(8,990)
Non-crop	18,617	16,347	2,270

	$92,122	$98,842	$(6,720)

Gross profit:
Crop	$27,377	$34,680	$(7,303)
Non-crop	7,598	6,668	930

	$34,975	$41,348	$(6,373)

The Company reported sales of $92,122 down 7% as compared to the same period of 2008. Sales in the first quarter performed well, however, demand in the second quarter for our crop products slowed strongly resulting in the 11% reduction for the first six months of the year as compared to the same period of 2008. Our granular soil insecticides started the year strongly following delayed sales from the last quarter of the prior year and have kept on track during the second quarter. Our fungicides and fumigants have been broadly in line with our plan although marginally below last year. Our herbicides and insecticides have slowed significantly in the second quarter due, in the case of herbicides, to more stringent inventory control by distribution coupled with adverse weather conditions and, in the case of insecticides, to reduced acres in cotton and peanuts, reduced use on sugar beets, and reduced pest pressure in cotton and other crops. Our international sales continue to grow despite careful control of credit on accounts receivable transaction. Our non-crop sales continue to perform robustly and are up 14% as compared to last year.

Gross profit performance remained fairly stable reflecting continued stability of our pricing, however, factory activity levels are down resulting in under-absorbed factory costs in the six months ending June 30, 2009 as compared to the same period of 2008. Gross profit ended down at $34,975 or 38% as compared to $41,348 and 42% in the same period of 2008.

Operating expenses increased by $2,718 to end at $32,100 compared to $29,382 last year. The differences in operating expenses by department are as follows:

	2009	2008	Change
Selling	$10,552	$9,616	$936
General and administrative	10,323	8,368	1,955
Research, product development and regulatory	5,117	3,834	1,283
Freight, delivery and warehousing	6,108	7,564	(1,456)

	$32,100	$29,382	$2,718

•

Selling expenses for the period ended June 30, 2009 increased by $936 to $10,552 as compared to $9,616 for the same period of 2008. Included in this change, advertising and promotional spending in support of our key product lines were up $169, program related expenses were up $350, and our field stewardship costs were up $600. As an offset, expenses related to our proprietary delivery systems were down $250 related to one time costs incurred last year.

•

General and administrative expenses increased by $1,955 to end at $10,323 for the six month period ended June 30, 2009. This includes spending, reported last quarter, related to a major potential acquisition. This cost was offset by reduced bonus accruals reflecting the financial performance for the six months to June 30, 2009. Intangible amortization cost increased as did costs invested in strengthening the management team.

•

Research, product development costs and regulatory registration expenses increased by $1,283 to $5,117 as compared to $3,834 in the same period of 2008. The main drivers were increased product defense costs related to costs associated with recently acquired product lines.

•

Freight, delivery and warehousing costs decreased by $1,456 to $6,108 or 6.7% of sales as compared to $7,564 or 7.7% of sales for the same period of 2008. This reduction as a percentage of sales, reflects continued effort to control these expenses by careful distribution in the supply chain and savings related to urgent shipments. Furthermore, as noted above, our sales were down in the six months to June 30, 2009 as compared to the same period of the prior year.

Interest costs net of capitalized interest, were $1,771 in the six month period ended June 30, 2009 compared to $2,064 in the same period in 2008. The Company’s average overall debt for the six months ended June 30, 2009 was $104,222 and the effective interest rate was 3.4%. This compares to $88,461 and an effective interest rate of 4.7% for the same period in 2008. The reduced effective interest rate is driven by movements in LIBOR in the two periods.

Average Indebtedness and Interest Expense

	Six Months ended June 30, 2009			Six months ended June 30, 2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$51,486	$1,200	4.7%	$55,489	$1,507	5.5%
Real Estate	2,133	61	5.8%	2,239	63	5.7%
Working Capital Revolver	46,928	536	2.3%	28,258	677	4.8%

Average	100,547	1,797	3.6%	85,986	2,247	5.2%

Other notes payable	3,675	—	—	2,475	—	—
Interest Income	—	—	—	—	(75)	—
Capitalized Interest	—	(26)	—	—	(108)	—

Adjusted Average indebtedness	$104,222	$1,771	3.4%	$88,461	$2,064	4.7%

The Company’s average overall debt for the six months ended June 30, 2009 was $104,222 as compared to $88,461 for the six months ended June 30, 2008. During the six month period, scheduled payments were made on the term loan and, in line with our normal seasonal cycle, our revolver debt increased through the first four months and then started to reduce. Our results have been favorably impacted by movement in the LIBOR rate in comparison to the rate during the same period of 2008. As can be seen from the table above, our effective interest rate during the period was 3.4% as compared to 4.7% for 2008.

The Company’s income tax expense was $3,827 and $409 for the six months ending June 30, 2008 and 2009, respectively. The Company’s effective rate has decreased to 37% mainly due to its financial performance year to date. As noted above, the Company is undergoing an audit with the IRS for the 2006 and 2007 tax years, however, no adjustments have been made to date.

Overall our net income for the first six months of 2009 is down at $695 as compared to $6,075 for the same period of 2008. This change is mainly driven by the reduced sales and manufacturing activity levels in the last three months of the period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $12,191 of cash in operating activities during the six months ended June 30, 2009. This compared to utilizing $9,929 in the same period of last year. Net income of $695, non-cash depreciation and amortization of $6,818 and stock based compensation expense of $580 provided a net cash inflow $8,093 compared to $12,164 for the same period last year.

The main driver for the reduction in cash generated from operational activities is the sales shortfall primarily affecting the second quarter of 2009. This industry-wide, “buy-only-as-needed”, restocking reluctance has contributed to the performance declines of many suppliers of crop protection chemicals. The current shrinkage of the distribution inventory pipeline is the major contributing factor to our year-over-year quarterly revenue decline. As an offset, our receivables are down, though is substantially driven by our second quarter sales performance.

We have established goals that are aimed at reducing inventory for the financial year to below the level achieved in December 2008, followed by further reductions in the following financial year. We had anticipated a small reduction during the second quarter of 2009, however as a result of the sales shortfall, this did not materialize and inventories have remained flat. As part of our actions we have deliberately slowed manufacturing activities with the consequence of short term under-absorbed factory costs, as detailed above. There are several important drivers contributing to our high inventory levels. We are increasingly sourcing raw materials globally, driving longer lead times and higher safety stocks. In addition, we have taken inventory purchasing opportunities, both domestically and internationally, during the first quarter of 2009, where we have seen attractive prices.

The Company used $2,249 in investing activities during the six months ended June 30, 2009. The business is focused on achieving a lower level of capital spending this year after making some heavy investments last year.

Financing activities provided $14,344 during the six months ending June 30, 2009, as compared to $25,517 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased by $17,500 during the period, ending at $42,000. The Company received $238 from the sale of common stock under its ESPP plan. Furthermore, the Company made scheduled payments amounting to $2,053 on it’s term loans and $1,341 in dividend payments.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	June 30, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$44,000	$6,000	$50,000	$48,000	$4,000	$52,000
Real estate	1,995	106	2,101	2,048	106	2,154
Working Capital Revolver	42,000	—	42,000	24,500	—	24,500
Other notes payable	800	2,400	3,200	1,200	2,550	3,750

Total Indebtedness	$88,795	$8,506	$97,301	$75,748	$6,656	$82,404

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, (4) the Company must maintain a certain modified current ratio. As of June 30, 2009 the Company met all the covenants listed above. This was the position as of December 31, 2008.

At June 30, 2009 total indebtedness was $97,301 as compared to $82,404 at December 31, 2008. At June 30, 2009, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $5,127 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This statement replaces FASB statement 162. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company will adopt the pronouncement for the quarter ended September 30, 2009 and the 10-Q filing will reflect citations as stated under the codification.

In May 2009, FASB issued FAS 165 “Subsequent Events”. The objective of the statement is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. Equally, the standard makes clear circumstances when details of a subsequent event need not be included in the Company’s public filings. American Vanguard’s disclosure committee has reviewed the requirements of the standard and notes it is effective for all interim and annual financial statements dated after of June 15, 2009. Accordingly, the 10-Q filing for the period ended June 30, 2009 has been reviewed to ensure that it is in compliance with the standard.

On April 9, 2009, FASB issued FAS 107-1. This position paper amends FASB statement No. 107 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued APB 28-1, which amends APB Opinion No. 28 “Interim Financial Reporting”. Both of these position papers are focused on increasing disclosures related to the fair value of financial instruments for interim reporting periods of publicly traded companies. In the 10-Q for the third quarter of 2008, American Vanguard increased its disclosure related to such Financial Instruments and continued that depth of disclosure in its 10-K statement for the year ended December 31, 2008. We will continue to fully disclose full details of the fair value of our financial instruments in our future published summarized financial information.

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

On October 10, 2008, FASB issued FSP FAS 157-3. This position paper seeks to clarify the application of FASB 157, “Fair Value Measurements”, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, American Vanguard has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as at March 31, 2009. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FSP FAS 133-1. This FSP seeks to clarify the application of FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FAS 161, “Disclosure about Derivative Instruments and Hedging Activities”. Effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and find that; for FASB 133, we conclude that we do not participate in the market selling any derivatives, for FASB No 45, we have no guarantees related to the debts of others and with regard to the effective date of FASB 161, this statement confirmed our existing understanding. We will reconsider the applicability of this statement should our business circumstances change.

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

In December 2007, FASB issued SFAS No. 141 (Revised) Business Combinations (“SFAS 141 (R)”). The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. SFAS 141 (R) replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We adopted SFAS 141 (R) in fiscal year beginning January 1, 2009.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2008. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreements for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60 million) from time-to-time outstanding.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. Furthermore, the Company has established a procedure for covering forward exchange rates on specific purchase orders when appropriate. At June 30, 2009 the Company has no such forward contracts in place. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2009, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2009, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2009.

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

Nicaraguan Cases. Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Public Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed. In light of the Los Angeles Superior Court’s finding of pervasive fraud (particularly with respect to local counsel, plaintiffs and the court system in Nicaragua) in Mejia and Rivera as described in the Company’s Form 10-Q for the period ended March 31, 2009, AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. In other words, with respect to the Nicaraguan cases, the Company does not believe that a loss is probable nor that any such loss is reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Patrickson. In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant. The matter was filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., and alleges damages sustained from sterility and other injuries caused by exposure of plaintiffs (banana workers) to DBCP while applying the product in their native countries from 1959 through at least 1997. The ten named plaintiffs are citizens of four countries— Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The matter was eventually transferred to state court in Oahu. On June 9, 2009, that court granted defendants’ motion for summary judgment and dismissed the action with prejudice as to six of the plaintiffs, finding that these plaintiffs were barred from making their claims under the applicable statute of limitations. Voluntary dismissals without prejudice are pending for the claims of the remaining four plaintiffs.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the

Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs seek damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, allege trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC have agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief will be paid out of the $4 million settlement fund. On July 2, 2009 the court entered an order giving its final approval of the class settlement, and the effective date of that final approval was July 3, 2009 pursuant to the terms of the settlement agreement. The Company is in the process of making payment to claimants who submitted complete claim forms as per the settlement agreement. In light of the fact that the settlement is being paid through insurance, the settlement will not have an adverse effect upon the Company’s financial performance. Further, the Company does not believe that a loss to the Company is probable and has not set up a loss contingency therefor. However, the settlement does not include mutual releases between co-defendants, and each co-defendant’s insurance carrier has reserved all rights under applicable insurance policies, including rights to subrogation and contribution.

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs assert personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs seek compensatory and punitive damages in unspecified amounts and assert causes of action for negligence, negligence per se, trespass, and nuisance. The Company does not believe that the claims have any merit. The parties held a mediation on July 30, 2009 but did not reach a settlement. Discovery is ongoing, and at this point in the litigation, he Company does not believe that a loss in this matter is probable nor can it reasonably estimate such loss and, accordingly, has not accrued a loss contingency for this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 5, 2009. There were present at the Annual Meeting, in person or by proxy, stockholders holding 25,724,186 shares, representing 95.1% of the total number of shares outstanding and entitled to vote at the meeting with such percentage representing a quorum. Two matters were submitted to a vote of the Stockholders.

1. The following individuals were nominated and elected to serve as directors as set forth below:

	Votes “For”	Votes to “Withhold Authority”
Herbert A. Kraft	20,410,008	5,314,178
Glenn A. Wintemute	20,374,005	5,350,181
Eric G. Wintemute	24,669,322	1,054,864
Lawrence S. Clark	25,465,958	258,228
John L. Killmer	25,483,044	241,142
John B. Miles	16,877,127	8,847,059
Carl R. Soderlind	24,685,846	1,038,340
Irving J. Thau	24,669,322	1,054,864

2. The appointment by the Board of Directors of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year 2009 was ratified by a vote of the stockholders. A total of 25,534,679 votes were cast in favor of the appointment, 165,958 votes cast against, and 23,549 votes were counted as abstentions.

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

AMERICAN VANGUARD CORPORATION

Dated: August 7, 2009	By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute
President, Chief Executive Officer and Director

Dated: August 7, 2009	By:	/s/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer