Form 10-Q
period 2009-09-30
AMERICAN VANGUARD CORP
filed 2009-11-04
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Common Stock, $.10 Par Value—27,151,019 shares as of November 4, 2009.

AMERICAN VANGUARD CORPORATION

INDEX

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	1

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2009, June 30, 2009 and September 30, 2009	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II—OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Net sales	$66,371	$67,636	$158,493	$166,478
Cost of sales	45,007	38,850	102,154	96,344

Gross profit	21,364	28,786	56,339	70,134
Operating expenses	17,470	18,111	49,570	47,493

Operating income	3,894	10,675	6,769	22,641
Interest expense	825	1,098	2,622	3,345
Interest income	—	—	—	(75)
Interest capitalized	(12)	(63)	(38)	(171)

Income before income taxes	3,081	9,640	4,185	19,542
Income tax expense	984	3,611	1,393	7,438

Net income	$2,097	$6,029	$2,792	$12,104

Earnings per common share—basic	$.08	$.23	$.10	$.46

Earnings per common share—assuming dilution	$.08	$.22	$.10	$.44

Weighted average shares outstanding—basic	27,124	26,788	27,071	26,596

Weighted average shares outstanding—assuming dilution	27,609	27,580	27,660	27,500

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	September 30, 2009	Dec. 31, 2008
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$901	$1,229
Receivables:
Trade, net of allowance for doubtful accounts of $330 and $472	56,355	51,405
Other	328	563

	56,683	51,968

Inventories	99,475	90,626
Prepaid expenses	1,568	1,688

Total current assets	158,627	145,511
Property, plant and equipment, net	40,247	41,241
Intangible assets	88,083	91,079
Other assets	9,443	9,106

	$296,400	$286,937

(Continued)

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2009	Dec. 31, 2008
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$9,506	$6,656
Accounts payable	17,390	16,196
Accrued program costs	24,989	16,204
Accrued expenses and other payables	5,283	6,767
Income taxes payable	954	3,332

Total current liabilities	58,122	49,155
Long-term debt, excluding current installments	72,268	75,748
Deferred income taxes	6,021	6,091

Total liabilities	136,411	130,994

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,412,015 shares at September 30, 2009 and 29,209,863 shares at December 31, 2008	2,941	2,920
Additional paid-in capital	40,215	38,873
Accumulated other comprehensive loss	(2,091)	(3,593)
Retained earnings	122,077	120,896

	163,142	159,096
Less treasury stock, at cost, 2,260,996 shares at September 30, 2009 and December 31, 2008	(3,153)	(3,153)

Total stockholders’ equity	159,989	155,943

	$296,400	$286,937

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

For The Three Months Ended March 31, 2009, June 30, 2009 and September 30, 2009, (Unaudited)

	Common stock Shares	Common stock Amount	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury stock Shares	Treasury stock Amount	Total
Balance, December 31, 2008	29,209,863	$2,920	$38,873	$120,896	$(3,593)		2,260,996	$(3,153)	$155,943

Stocks issued under ESPP	22,345	2	238	—	—	—	—	—	240
Cash Dividends on common stock ($0.05 per share)	—	—	—	(1,341)	—	—	—	—	(1,341)
Foreign currency Translation adjustment, net	—	—	—	—	5	5	—	—	5
FASB ASC 718 (FAS 123R) expense	—	—	279	—	—	—	—	—	279
Unrealized Loss on currency forward cover contracts	—	—	—	—	539	539	—	—	539
Changes in fair value of interest swap	—	—	—	—	155	155	—	—	155
Grants of restricted stock units	101,188	10	—	—	—	—	—	—	10
Net Income	—	—	—	699	—	699	—	—	699

Total comprehensive income	—	—	—	—	—	$1,398	—	—	—

Balance, March 31, 2009	29,333,396	2,932	39,390	120,254	(2,894)		2,260,996	(3,153)	156,529

Foreign currency Translation adjustment, net	—	—	—	—	408	408	—	—	408
FASB ASC 718 expense	—	—	286	—	—	—	—	—	286
Changes in fair value of interest swap	—	—	—	—	334	334	—	—	334
Grants of restricted stock units	32,145	3	—	—	—	—	—	—	3
Net Loss	—	—	—	(4)	—	(4)	—	—	(4)

Total comprehensive income	—	—	—	—	—	$738	—	—	—

Balance, June 30, 2009	29,365,541	2,935	39,676	120,250	(2,152)		2,260,996	(3,153)	157,556

Cash Dividends on common stock ($0.01 per share)	—	—	—	(270)	—	—	—	—	(270)
Foreign currency translation adjustment, net	—	—	—	—	(68)	(68)	—	—	(68)
FASB ASC 718 expense	—	—	330	—	—	—	—	—	330
Changes in fair value of interest swap	—	—	—	—	129	129	—	—	129
Grants of restricted stock units	46,474	6	209	—	—	—	—	—	215
Net Income	—	—	—	2,097	—	2,097	—	—	2,097

Total comprehensive income	—	—	—	—	—	$2,158	—	—	—

Balance, September 30, 2009	29,412,015	$2,941	$40,215	$122,077	$(2,091)		2,260,996	$(3,153)	$159,989

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Increase (decrease) in cash	2009	2008
Cash flows from operating activities:
Net income	$2,792	$12,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,124	8,711
Deferred income tax	(70)	774
Stock-based compensation expense related to stock options and employee stock purchases	895	554
Changes in assets and liabilities associated with operations:
Increase in receivables	(4,715)	(10,461)
Increase in inventories	(8,849)	(25,792)
Increase in prepaid expenses and other assets	(2,281)	(1,702)
Increase in accounts payable	2,351	4,317
Increase in other current liabilities	4,103	9,303

Net cash provided by (used in) operating activities	4,350	(2,192)

Cash flows from investing activities:
Capital expenditures	(3,746)	(8,101)
Acquisitions of intangible assets	—	(8,892)

Net cash used in investing activities	(3,746)	(16,993)

Cash flows from financing activities:
Net borrowings under line of credit agreement	3,000	23,000
Principal payments on long-term debt	(3,080)	(3,080)
Proceeds from the issuance of common stock from exercise of stock options and sale of stock under ESPP	468	1,329
Acquisition of Treasury stock	—	(408)
Payment of cash dividends	(1,341)	(1,323)

Net cash (used in) provided by financing activities	(953)	19,518

Net (decrease) increase in cash	(349)	333
Cash and cash equivalents at beginning of period	1,229	3,201
Effect of exchange rate changes on cash	21	(380)

Cash and cash equivalents as of September 30,	$901	$3,154

Supplemental schedule of non-cash investing and financial activities:

During the nine months ended September 30, 2008, the Company completed the purchase of certain assets which totaled $2,350, of which $600 was paid in cash in the period. During the nine months ended September 30, 2009, the Company paid $550 associated with scheduled payments against transactions referenced in the period to September 30, 2008. There are no additional comparable purchases for the period to September 30, 2009.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Numbers in thousands except for Note 11)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Property, plant and equipment at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
Land	$2,458	$2,458
Buildings and improvements	7,368	7,330
Machinery and equipment	73,554	69,841
Office furniture, fixtures and equipment	5,766	5,479
Automotive equipment	244	209
Construction in progress	2,220	2,554

	91,610	87,871
Less accumulated depreciation	51,363	46,630

	$40,247	$41,241

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished products	$90,741	$79,530
Raw materials	8,734	11,096

	$99,475	$90,626

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into two reportable segments, Crop and Non-crop. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales:
Crop	$56,628	$52,326	$130,133	$133,016
Non-crop	9,743	15,310	28,360	33,462

	$66,371	$67,636	$158,493	$166,478

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. On September 14, 2009, the Company announced that the Board of Directors declared a cash dividend of $0.01 per share. The dividend was distributed on October 9, 2009, to stockholders of record at the close of business on September 25, 2009. Cash dividends paid October 9, 2009 totaled approximately $270.

On March 9, 2009, the Company announced that the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2009, to stockholders of record at the close of business on March 31, 2009. Cash dividends paid April 15, 2009 totaled approximately $1,341.

On September 15, 2008, the Company announced that the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on October 10, 2008, to stockholders of record at the close of business on September 26, 2008. Cash dividends paid October 2, 2008 totaled approximately $804.

On March 10, 2008, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2008, to stockholders of record at the close of business on March 31, 2008. Cash dividends paid April 15, 2008 totaled approximately $1,323.

6. Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) FASB ASC 260 [Statement of Financial Accounting Standards (“SFAS”) No. 128], “Earnings Per Share” (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Numerator:
Net income	$2,097	$6,029	$2,792	$12,104

Denominator:
Weighted averages shares outstanding	27,124	26,788	27,071	26,596
Assumed exercise of stock options	485	792	589	904

	27,609	27,580	27,660	27,500

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	September 30, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$42,000	$7,000	$49,000	$48,000	$4,000	$52,000
Real estate	1,968	106	2,074	2,048	106	2,154
Working Capital Revolver	27,500	—	27,500	24,500	—	24,500
Other notes payable	800	2,400	3,200	1,200	2,550	3,750

Total Indebtedness	$72,268	$9,506	$81,774	$75,748	$6,656	$82,404

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limit on its annual spending on fixed asset additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of September 30, 2009 the Company met all the covenants listed above.

For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

8. Foreign Exchange Price and Interest Rates—The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange price risk and interest rate risk. Forward contracts are entered into to manage the price risk associated with forecasting purchases of raw materials used in the Company’s manufacturing process. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed-rate borrowings.

FASB ASC 815 [SFAS No. 133] “Accounting for Derivative Instruments and Hedging Activities”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with FASB ASC 815, the Company designates foreign exchange forward contracts as cash flow hedges of forecasted purchases of materials and interest rate swaps as fair value hedges of variable-rate borrowings.

Cash Flow Hedges—For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and classified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of December 31, 2008, the Company had a foreign exchange contract to purchase 5,784 Euro. The fair value of the contract as of December 31, 2008 was $713. As of December 31, 2008, the Company recorded unrealized losses in other comprehensive income of $539. The Company reclassified from other comprehensive income to interest expense $174 due to ineffectiveness as of December 31, 2008. The Company settled the contracts in March 2009 and recognized a loss of $62 in interest expense at that time. The Company does not have any outstanding contracts as of September 30, 2009.

Fair Value Hedges—For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

As of September 30, 2009 and December 31, 2008, the Company has two perfectly effective interest rate swap contracts. The fair value at September 30, 2009 and December 31, 2008 was $1,363 and $1,981, respectively and is recorded in accounts payable. The total notional amount of the Company’s receive-variable/pay-fixed interest rate swaps is $26,575. As of September 30, 2009, there was a gain of $618 and at December 31, 2008, there was a loss of $1,981 in other comprehensive income.

9. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the September 30, 2009 presentation.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$2,097	$6,029	$2,792	$12,104
Change in fair value of interest rate swaps	129	(1,905)	618	(841)
Unrealized gain on currency forward cover contracts	—	—	539	(688)
Foreign currency translation adjustment	(68)	(510)	345	(505)

Comprehensive income	$2,158	$3,614	$4,294	$10,070

11. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718 [FASB No. 123 (revised 2004)], “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

Stock Options—During the nine months ended September 30, 2008, the Company granted a 10-year option to an employee to acquire 6,779 shares of common stock at an exercise price of $14.75. The option vests one-third on the first anniversary of the grant and one-third on each anniversary thereafter (three equal installments). The option was valued using the Black-Scholes option-pricing model at $7.11 per share. Assumptions used to value the option were: expected term of 5 years, expected volatility of 50%, expected annual dividends of 0.5%, and a risk-free interest rate of 2.45%. No options were granted during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, employees and non-executive directors exercised options to acquire 60,000 shares of common stock. Cash received upon exercise was $213,000 or $3.55 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $326,000 (or $5.44 per share).

During the nine months ended September 30, 2008, employees and non-executive directors exercised options to acquire 350,507 shares of common stock. Cash received upon exercise was $868,277 or $2.48 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $4,169,000 (or $11.90 per share).

There were options to acquire 48,400 shares that were forfeited during the nine months ended September 30, 2009, which had an average exercise price of $14.45. The shares were vested when terminated.

There were options to acquire 9,400 shares that were forfeited during the nine months ended September 30, 2008, which had an average exercise price of $14.74. The shares were vested when terminated.

During the nine months ended September 30, 2008 and 2009, the Company recognized stock-based compensation expense related to stock options of $86,000 and $12,000, respectively.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of September 30, 2009, the Company had approximately $23,000 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.4 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the nine months ended September 30, 2009, the Company granted employees a total of 101,188 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $11.75 per share (or $1,189,022 in total), which was the publicly traded share price as of the date of grant, and the Company is recognizing the corresponding expense over the required service period of three years.

During the nine months ended September 30, 2008, the Company granted employees a total of 126,525 shares of common stock of which 2,450 were forfeited in the period. The shares vest 100% on the third anniversary of the date of grant. The shares were valued at $12.19 per share, which was the publicly traded share price as of the date of grant. The Company valued the shares at $1,542,340 and is recognizing compensation expense over the three-year service period.

During the nine months ended September 30, 2009, the Company granted non-executive board members a total of 33,845 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $10.34 per share, which was the publicly traded share price as of the date of grant, and the Company is recognizing a corresponding expense of $350,000 over the service period, which is the non-executive board member’s term of office.

During the nine months ended September 30, 2008, the Company granted non-executive board members a total of 23,580 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $12.72 per share, which was the publicly traded share price as of the date of grant, and the Company is recognizing a corresponding expense of $300,000 over the service period, which is the non-executive board member’s term of office.

There were 14,426 restricted shares of common stock that were forfeited during the nine months ended September 30, 2009, which had an average exercise price of $14.74. The shares were not vested when terminated.

During the nine months ended September 30, 2008 and 2009, the Company recognized stock-based compensation expense related to restricted shares of $242,000 and $644,000, respectively.

As of September 30, 2009, the Company had approximately $1,854,000 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.9 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2009.

A. DBCP Cases

Introductory Notes. A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product.

Nicaraguan Cases. Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

On October 20, 2009, in a case captioned Osorio v. Dole Food Company, the U. S. District Court for the Southern District of Florida entered an order in which it refused to recognize a $97 million judgment that had been rendered by a trial court in Chinandega, Nicaragua in favor of 150 plaintiffs against Dow and Dole under Special Law 364 for alleged exposure to DBCP. In reaching its decision in Osorio, the court found that it was improper to recognize the Nicaraguan court’s judgment under the Florida Recognition Act because Nicaraguan courts lacked jurisdiction over the defendants; Special Law 364 is fatally unfair and discriminatory and fails to provide defendants with a minimum level of due process; the irrefutable presumption of causation under Special Law 364 violates public policy; and the Nicaraguan judgment was rendered under a system which does not provide impartial tribunals. In light of both the decision in Osorio and the Los Angeles Superior Court’s finding of pervasive fraud in Mejia and Rivera as described in the Company’s Form 10-Q for the period ended March 31, 2009, AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. Accordingly, the Company believes that a loss in these matters is neither probable nor reasonably estimable and has not incurred a loss contingency therefor.

Ivory Coast Cases. On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleged a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. As more fully described in the Company’s Form 10-K for the period ended December 31, 2008, defendants have successfully obtained the dismissal of these federal claims. In the seven state court actions, plaintiffs’ counsel petitioned the court to withdraw from representing plaintiffs. On September 28, 2009, the court granted the motion of plaintiffs’ counsel and ordered that unless the plaintiffs either appear in person before the court or appoint new counsel by October 30, 2009, the court intended to dismiss the actions without prejudice. In light of the fact that plaintiffs failed either to appoint new counsel or to appear personally, the court dismissed these actions without prejudice on October 30, 2009.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC), which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs sought damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, alleged trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief was to be paid out of the $4 million settlement fund. On June 2, 2009 the court entered an order giving its final approval of the class settlement and dismissing with prejudice the lawsuit. The effective date of that final approval was July 3, 2009 pursuant to the terms of the settlement agreement. The Company has issued claim payments to settlement class members who submitted timely valid claim forms as per the settlement agreement. We expect the claims administration process to be completed within the next 30 days.

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation], Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs asserted personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs sought compensatory and punitive damages in unspecified amounts and asserted causes of action for negligence, negligence per se, trespass, and nuisance. The Company did not believe that the claims had any merit. The parties held a mediation on July 30, 2009 and, within a few weeks after that mediation, AMVAC reached agreement with plaintiffs on the terms of a settlement under which AMVAC ultimately paid plaintiffs a fraction of the costs of defense through funds from the Company’s insurance carrier. On October 20, 2009, Plaintiffs dismissed AMVAC from the case with prejudice.

On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners have challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. At this stage in the proceedings, the Company believes that a loss is remotely possible and that such loss could be reasonably estimated at between $15 and $30; the Company has not set up a loss contingency therefor.

On or about September 25, 2009, an action styled Joseph K. Wilson v. Gemchem, Inc. etc., Civ. No. 02-CV-2009-901876.00, was filed in the Civil Court of Mobile, Alabama by a former employee who seeks

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

compensation and medical expenses arising from physical injuries that he allegedly sustained when he tripped and fell at AMVAC’s facility in Axis, Alabama. The Company does not believe that the claims have any merit and intends to defend the matter vigorously. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

On or about October 5, 2009, IBAMA (the Brasilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brasil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company intends to challenge the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss in the amount of between $35 and $70 is probable and has set up a loss contingency in the amount of $70.

13. Recently Issued Accounting Guidance—In September 2009, the Financial Accounting Standards Board (“FASB”) updated FASB ASC 820 [FAS 157], “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This guidance pertains to investments that do not have readily determinable fair values as defined in the Master Glossary of the FASB Accounting Standards Codification (those investments are not listed on national exchanges or over-the-counter markets such as the National Association of Securities Dealers Automated Quotation System). Examples of these investees (also referred to as alternate investments) may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This particular update does not apply to the Company as the Company does not have any alternate investments such as offshore fund vehicles, real estate funds and others as defined by this Accounting Standards Update (“ASU”). We will continue to monitor the Company’s activities in the future that might be affected by this update.

In June 2009, the FASB issued FASB ASC 105 [FAS 168] “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company adopted the pronouncement for the quarter ended September 30, 2009 and the 10-Q filing reflected the citations under the codification.

In May 2009, FASB issued FASB ASC 855 [FAS 165] “Subsequent Events”. The objective of the statement is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. Equally, the standard makes clear circumstances when details of a subsequent event need not be included in the Company’s public filings. The Company’s disclosure committee has reviewed the requirements of the standard and notes it is effective for all interim and annual financial statements dated September 30, 2009. The Company has updated subsequent events through November 6, 2009.

On April 9, 2009, the FASB issued FASB ASC 820 [FAS 157-4], “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. This is additional clarification and advice on FASB ASC 820 which was

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

issued in September 2006. The Company operates in the Chemical Industry. As such an important factor in our business relates to the ownership or usage rights related to intellectual property (Intangible Assets). At each quarter end we assess the fair value of our holdings. This FSP takes effect for reporting periods ending on or after January 15, 2009. We have assessed our assets and liabilities and do not believe that any fall into the scope of this statements. We will continue to regularly assess our portfolio and will make the necessary adjustments and disclosures when we conclude that one or more of our assets fall within the scope of this statement.

On April 9, 2009, FASB issued FASB ASC 825 [FAS 107-1]. This position paper amends FASB ASC 825 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued FASB ASC 270 [APB 28-1], which amends APB Opinion No. 28 “Interim Financial Reporting”. Both of these position papers are focused on increasing disclosures related to the fair value of financial instruments for interim reporting periods of publicly traded companies. In the 10-Q for the third quarter of 2008, American Vanguard increased its disclosure related to such Financial Instruments and continued that depth of disclosure in its 10-K statement for the year ended December 31, 2008. We will continue to fully disclose full details of the fair value of our financial instruments in our future published summarized financial information.

On October 10, 2008, FASB issued FASB ASC 820 [FSP FAS 157-3]. This position paper seeks to clarify the application of FASB ASC 820, “Fair Value Measurements”, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, the Company has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as of September 30, 2009. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FASB ASC 815 [FSP FAS 133-1]. This ASC seeks to clarify the application of FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FASB ASC 815 [FAS 161], “Disclosure about Derivative Instruments and Hedging Activities”. Effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and find that; for FASB ASC 815, we conclude that we do not participate in the market selling any derivatives, for FASB ASC 952 [FASB No 45], we have no guarantees related to the debts of others and with regard to the effective date of FASB ASC 815, this statement confirmed our existing understanding. We will reconsider the applicability of this statement should our business circumstances change.

In March 2008, FASB issued FASB ASC 815, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB ASC 815 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has reviewed the standard and believes its current reporting meets the requirements of the standard.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In December 2007, FASB issued FASB ASC 805 [“SFAS No. 141 (Revised)”] Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FASB ASC 805 replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We adopted FASB ASC 805 in fiscal year beginning January 1, 2009.

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

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2009	2008	Change
Net sales:
Crop	$56,628	$52,326	$4,302
Non-crop	9,743	15,310	(5,567)

	$66,371	$67,636	$(1,265)

Gross profit:
Crop	$18,131	$20,671	$(2,540)
Non-crop	3,233	8,115	(4,882)

	$21,364	$28,786	$(7,422)

Our overall sales performance has improved compared to the second quarter of the year. However, overall financial performance (including net sales and net income) for the quarter ended September 30, 2009 is down compared to the same period of the prior year. Our net sales for the period are down 2% to $66,371 compared to the same period of 2008. Net sales for our crop business are up 9%, while net sales of our non-crop segment are down 37% as compared to the same period of last year.

While net sales in the aggregate were basically flat for the quarter as compared to the same period last year, the sales performance of our product lines varied. Our granular soil insecticides continued to perform well compared to last year. However, sales of insecticide products were down sharply due to reduced demand for our (Dibrom) mosquito adulticide, sales of which were down by approximately 70% compared to the same period of 2008, due to low insect pressure and a lack of precipitation in the South and Southwest. By comparison, the third quarter of 2008 presented ideal conditions for use of our adulticide, and we enjoyed record sales during that period. Sales of our cotton insecticide, Bidrin and Bidrin XP, were up as compared to the same period in 2008; however, cotton acres continue at the low levels present last year, confirming market recognition that we have a superior product offering.

Net sales of our Orthene (acephate) and Discipline (bifenthrin) products tended to be down in the face of heavy competition and large inventory in the distribution channel. Further, as discussed below, the gross margins of our insecticide product lines declined over the comparable quarter in 2008 due in part to the fact that we were focused on selling higher cost inventory items as part of our inventory reduction initiative. Our herbicides, including our post-emergent corn herbicide, Impact, sold well in the quarter, despite a challenging market in corn, including late planting due to rain and a just-in-time buying pattern among customers. Herbicide sales gained some ground on sales not realized earlier in the year. Our plant growth regulators had another good quarter with sales continuing strongly ahead of the comparable quarter last year; however, some of that performance appears to be timing; during 2008, sales of this product line occurred primarily in the second quarter, while in 2009, they occurred in the third quarter.

Sales by our foreign subsidiaries continue to grow strongly in comparison to the prior year, with particularly strong growth in Costa Rica. However, our overall international sales were down 20% compared to the same period of 2008. This mainly relates to a drop in global sales of approximately 35% of our fungicide, PCNB; this decline arose from the fact that distribution in one international region had purchased a two year supply of that product in the third quarter of 2008 and did not purchase any product in the same quarter of 2009. Similarly, we had a relatively large one time transaction in Africa in 2008 which did not repeat this year. As noted above, our key Central American markets performed well despite continued tight control on credit affecting some demand.

Cost of sales for the quarter ended September 30, 2009, ended at $45,007 or 68% of sales compared to $38,850 or 57% of sales for the same period of 2008. When looking solely at our selling activities, the sales mix of our products generated a gross profit percentage performance below the level achieved in the same period of 2008. There were a few significant factors driving this result. As part of our initiative to reduce inventory and in the face of intense, short-term competitive pressure, we have sold certain products internationally at lower prices in order to retain our market share. Furthermore, in order to drive down inventory we have made decisions to hold back on manufacturing output, accepting the short-term burden of under-absorbed overheads. Furthermore, we continue to make intense efforts to focus on selling certain line items in inventory. These actions together have yielded a significant drop in inventory value but have also had a negative impact on margins. As a result, gross profit ended the period at $21,364 or 32% of sales for the period ended September 30, 2009, as compared to $28,786 or 43% of sales for the same period of 2008.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses are down 4% at $17,470 for the three months ending September 30, 2009 as compared to last year’s expense of $18,111. The differences in operating expenses by department are as follows:

	2009	2008	Change
Selling	$5,751	$5,049	$702
General and administrative	4,175	4,393	(218)
Research, product development and regulatory	2,928	2,504	424
Freight, delivery and warehousing	4,616	6,165	(1,549)

	$17,470	$18,111	$(641)

•

Selling expenses increased by $702 to $5,751 for the three months ended September 30, 2009 as compared to the same period of last year. There are several drivers for this increase in cost. Costs associated with running our operations in Mexico, Costa Rica and to a lesser extent, Brazil increased by $260 as we invest in the growth and development of our presence in those regions. In addition, we incurred $70 higher costs, mainly related to timing, supporting our proprietary row systems in the field. We have made the decision to increase our presence in certain markets and incurred $154 additional labor costs as a result. Other increases related to commissions, programs and insurance.

•

General and administrative expenses reduced by $218 to $4,175 as compared to $4,393 for the same period of 2008. The main drivers are investment in additional management resources up $124, increased legal costs compared to the same quarter of 2008, during which period we reported a one time credit in the amount of $390. Furthermore, we have again reduced the accrual for bonuses reflecting continued weak financial performance.

•

Research, product development costs and regulatory expenses increased by $424 as compared to the same period of 2008. This is mainly driven by $357 increased product defense costs as a result of decisions to support certain molecules. In addition, we have increased resources focused on formulation chemistry.

•

Freight, delivery and warehousing costs for the three month period ended September 30, 2009 were $4,616 or 7% of sales, representing a reduction of $1,549 as compared to the same period in 2008, during which such costs were $6,165 or 9% of sales. The driver for this change is the product mix and the intense efforts being made to focus on and improve our control of these logistics costs. Finally, we reported earlier that our sales mix in the quarter included reduced levels of our mosquito products which, as reported last year, drive high freight costs.

Interest costs, net of capitalized interest, were $813 in the three months ended September 30, 2009 as compared to $1,035 in the same period of 2008. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2009			Q3 2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$49,989	$564	4.5%	$53,989	$747	5.5%
Real Estate	2,119	31	5.7%	2,226	32	5.7%
Working Capital Revolver	41,087	230	2.2%	21,174	319	6.0%

Average	93,195	825	3.5%	77,389	1,098	5.6%

Other notes payable	3,200	—	—	3,750	—	—
Capitalized Interest	—	(12)	—	—	(63)	—

Adjusted Average indebtedness	$96,395	$813	3.3%	$81,139	$1,035	5.1%

The Company’s average overall debt for the three months ended September 30, 2009 was $96,395 as compared to $81,139 for the same period in 2008. The Company made $1,027 in scheduled payments of its term debt in both periods. Revolver debt reduced by $14,500 during the three months to September 2009 as compared to a reduction of $5,000 during the same period of 2008. Our cash position in the quarter included the benefit from an early pay option as part of our distributor programs. Our overall performance continues to be favorably impacted by movement in the LIBOR rate during the period to September 30, 2009 as compared to the same period of 2008. As can be seen from the table above, our effective interest rate during the period was 3.3% as compared to 5.1% for 2008.

The Company’s income tax expense was $984 as compared to $3,611 for the same period of 2008. The Company’s effective tax rate was decreased to 32% mainly due to its financial performance year to date and the recent submission of amended returns to claim additional state tax credits. As previously reported, we are currently undergoing an audit with the IRS for the 2007 tax year, however, no adjustments have been made to date. Furthermore, based on its analysis, the Company determined that FASB ASC 740 [FIN 48] does not have a material impact on its financial position as of September 30, 2009. Accordingly, there were no adjustments to the balance sheet during this period. The Company does not anticipate any material changes to its recognized tax benefits over the next 12 months as a result of applying ASC 740.

The Company reported net income of $2,097 or $0.08 per diluted share for the three months ended September 30, 2009. This compared to net income of $6,029 or $0.22 per diluted share for the comparable period of 2008. This decline is driven by several factors: the significant reduction in sales in the quarter of our Dibrom mosquito products and PCNB fungicide products, the drive to reduce inventory reflecting change in demand pattern from our key customers driving factory cost under-absorption and decisions made to sell internationally at low margins in response to specific competitive situations.

Nine Months Ended September 30

	2009	2008	Change
Net sales:
Crop	$130,133	$133,016	$(2,883)
Non-crop	28,360	33,462	(5,102)

	$158,493	$166,478	$(7,985)

Gross profit:
Crop	$45,508	$55,295	$(9,787)
Non-crop	10,831	14,839	(4,008)

	$56,339	$70,134	$(13,795)

For the nine month period ended September 30, 2009, the Company reported sales of $158,493; these net sales were down 5% as compared to the same period of 2008. Our granular soil insecticides started the year strongly following delayed sales from the last quarter of the prior year and have kept on track during the nine months to date. Our fumigants have continued in line with last year. Our plant growth regulators are doing well. Our herbicides and insecticides began the year at or above targeted sales levels. However, the Company experienced a challenging business environment in the second quarter, during which sales of our herbicide product declined significantly as customers reduced their inventory and adopted a “buy-as-needed” approach to procurement, and weather conditions in the Midwest delayed the corn planting season and affected the use of post-emergent herbicides. In that same quarter, sales of our leading insecticides were also down due to reduced acres in cotton and peanuts and a decrease in pest pressure on cotton and other crops. As explained more fully above, net sales in the third quarter have returned to historical levels; however, reduced sales in our mosquito adulticide, due to a lack of precipitation and pest pressure in our primary markets, negatively impacted both top and bottom line performance. Net sales were further eroded in the third quarter by reduced international demand for our fungicide product line. Reasonably strong sales of our herbicides in the third quarter were partly offset by reduced sales of insecticides in the face of generic pressure and high inventory levels in the channel. Despite solid performances out of our two main foreign subsidiaries, our international sales continue to perform below the levels achieved in the same period of 2008. International sales are down 12% overall. This includes some impact from tight regional credit control and some large transactions in 2008 that have not repeated in the current year.

As can be seen from the table above, our crop sales are tracking 3% below last year for the nine months to September 30, 2009. Our non-crop segment sales are 16% below year to date.

Cost of sales ended at $102,154 or 64% of net sales compared to $96,344 or 58% of net sales for the same period of 2008. This result has arisen from a number of factors. First, we experienced increased factory costs relating to waste handling on the start-up of a new product in the first quarter. Second, gross profit as a percentage of sales was reduced by tolling activities which benefited plant utilization but served to lower low gross profit levels. Third, we have experienced some price erosion on international sales made in order to maintain our market share in the face of heavy competitive pressure. Fourth, as part of our initiative to reduce inventory, we have reduced factory throughput, thereby incurring fixed cost absorption from reduced operating rates.

Gross profit for the nine months ended September 30, 2009 were down at $56,339 or 36% of net sales as compared to $70,134 or 42% of net sales in the same period of 2008. This decline is predominantly due to the mix of sales in the third quarter (as described above in our review of the three month period), including reduced sales of high-margin products and a proportionately higher volume of sales of high-cost inventory as part of our inventory reduction initiative.

Operating expenses for the nine months ended September 30, 2009, increased by $2,077 to end at $49,570 compared to $47,493 for the comparable period of last year. The differences in operating expenses by department are as follows:

	2009	2008	Change
Selling	$16,303	$14,765	$1,538
General and administrative	14,498	12,661	1,837
Research, product development and regulatory	8,045	6,338	1,707
Freight, delivery and warehousing	10,724	13,729	(3,005)

	$49,570	$47,493	$2,077

•

Selling expenses for the period ended September 30, 2009 increased by $1,538 to $16,303 as compared to $14,765 for the same period of 2008. Included in this change, advertising and promotional spending in support of our key product lines were up $169, program related expenses were up $380, and our field stewardship costs were up $670. As an offset, expenses related to our proprietary delivery systems were down $250 related to one time costs incurred last year.

•

General and administrative expenses increased by $1,837 to end at $14,498 for the nine month period ended September 30, 2009. This includes spending, reported in the first quarter of 2009, related to a major potential acquisition. This cost was offset by reduced bonus accruals reflecting the financial performance for the nine-months ended September 30, 2009. Finally, we reported in the third quarter of 2008, a one time credit related to legal costs in the amount of $390; there was no similar credit in the nine months ended of September 30, 2009.

•

Research, product development costs and regulatory registration expenses increased by $1,707 to $8,045 for the nine months ended September 30, 2009, as compared to $6,338 for the same period of 2008. The main drivers were increased product defense costs related to both recently acquired product lines and established product lines.

•

Freight, delivery and warehousing costs for the first nine months of 2009 decreased by $3,005 to $10,724 or 7% of sales as compared to $13,729 or 8% of sales for the same period of 2008. This reduction as a percentage of sales, reflects continued effort to control these expenses by careful distribution in the supply chain and savings related to urgent shipments. Specifically, in the three months ended September 30, 2009, lower sales of our mosquito products drove significantly lower freight costs.

Interest costs net of capitalized interest, were $2,584 in the nine month period ended September 30, 2009 compared to $3,099 in the same period in 2008. The Company’s average overall debt for the nine months ended September 30, 2009 was $101,521 and the effective interest rate was 3.4%. This compares to $85,743 and an effective interest rate of 4.8% for the same period in 2008. The reduced effective interest rate is driven by movements in LIBOR in the two periods.

Average Indebtedness and Interest expense

	Nine Months ended September 30, 2009			Nine months ended September 30, 2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$50,982	$1,765	4.6%	$54,985	$2,300	5.6%
Real Estate	2,128	92	5.8%	2,235	95	5.7%
Working Capital Revolver	44,960	765	2.3%	25,880	950	4.9%

Average	98,070	2,622	3.5%	83,100	3,345	5.4%

Other notes payable	3,451	—	—	2,643	—	—
Interest Income	—	—	—	—	(75)	—
Capitalized Interest	—	(38)	—	—	(171)	—

Adjusted Average indebtedness	$101,521	$2,584	3.4%	$85,743	$3,099	4.8%

During the nine month period, scheduled payments were made on the term loan, the real estate loan and, in line with our normal seasonal cycle, our revolver debt increased through the first four months and then started to reduce. Our results have been favorably impacted by movement in the LIBOR rate in comparison to the rate during the same period of 2008. As noted above, we have also seen the benefit of take up of options in our distributor programs for early cash discounts. As can be seen from the table above, our effective interest rate during the period was 3.4% as compared to 4.8% for 2008.

The Company’s income tax expense was $1,393 and $7,438 for the nine months ended September 30, 2009 and 2008, respectively. The Company’s effective rate has decreased to 33% mainly due to its financial performance year to date and the recent submission of amended returns to claim additional state tax credits. As noted above, the Company is undergoing an audit with the IRS for the 2007 tax year, however, no adjustments have been made to date. Also as noted above, the Company has determined that FASB ASC 740 does not have a material impact on its financial position as of September 30, 2009. Accordingly, there were no adjustments to the balance sheet during this period. The Company does not anticipate any material changes to its recognized tax benefits over the next 12 months as a result of applying ASC 740.

The Company reported net income of $2,792 or $0.10 per diluted share for the nine months ended September 30, 2009. This compares to $12,204 or $0.44 per diluted share for the comparable period in 2008. This decline arose primarily from a decrease in net sales, a drop in gross margin, and reduced manufacturing activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $4,350 of cash in operating activities during the nine months ended September 30, 2009. This compared to utilizing $2,192 in the same period of last year. Net income of $2,792, non-cash depreciation and amortization of $10,124 and stock based compensation expense of $895 provided a net cash inflow $13,811 compared to $21,369 for the same period last year.

The main driver for the improvement in cash generated from operational activities is intense activity that has been ongoing for the last six months focused on driving down inventory levels. This has resulted in bringing inventory down to $99,475 as at September 30, 2009, $112,434 at the end of June 2009. This has been achieved despite the clear industry-wide dynamic of taking up a “buy-only-as-needed” methodology.

During the early part of the year we established goals aimed at reducing inventory for the financial year to below the level achieved in December 2008. During the quarter ended September 30, 2009, we have reduced inventory by $12,959. This has been achieved as a result of limiting manufacturing output reflecting short-term demand and focusing on international opportunities even at low margin. We intend to continue to manage our inventory positions very tightly going forward.

The Company continues to focus on tightly controlling capital spending and has used $3,746 in investing activities during the nine months ended September 30, 2009. The business is focused on achieving a lower level of capital spending this year after making some heavy investments last year. Despite considering possible product line acquisitions during the nine months ended September 30, 2009, we have not identified suitable potential additions that meet our investment criteria. During the nine months ended September 30, 2008, the Company used $16,993 in investing activities.

Financing activities used $953 during the nine months ended September 30, 2009, as compared to providing $19,518 in the same period of the prior year. Net borrowings under the Company’s secured revolving line of credit has increased by $3,000 during the nine month period to September 30, 2009, as compared to an increase of $23,000 in the same period of 2008. During the three months ended September 30, 2009, the Company has decreased borrowings against the revolving line of credit by $14,500 as compared to a reduction of $5,000 during the same period of 2008. The Company received $468 from the sale of common stock under its ESPP plan. Furthermore, the Company made scheduled payments amounting to $3,080 on its term loans and $1,341 in dividend payments.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at September 30, 2009 and December 31, 2008. These are summarized in the following table:-

Indebtedness	September 30, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$42,000	$7,000	$49,000	$48,000	$4,000	$52,000
Real estate	1,968	106	2,074	2,048	106	2,154
Working Capital Revolver	27,500	—	27,500	24,500	—	24,500
Other Notes Payable	800	2,400	3,200	1,200	2,550	3,750

Total Indebtedness	$72,268	$9,506	$81,774	$75,748	$6,656	$82,404

The Company has four key covenants to its credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limit on its annual spending on fixed asset additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. At September 30, 2009 the Company met all the covenants listed above. This was the position as of December 31, 2008.

At September 30, 2009 total indebtedness was $81,774 as compared to $82,404 at December 31, 2008. At September 30, 2009, based on its performance against the covenants listed above, the Company had the capacity to increase its borrowings by up to $4,769 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Issued Accounting Guidance—In September 2009, the Financial Accounting Standards Board (“FASB”) updated FASB ASC 820 [FAS 157], “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This guidance pertains to investments that do not have readily determinable fair values as defined in the Master Glossary of the FASB Accounting Standards Codification (those investments are not listed on national exchanges or over-the-counter markets such as the National Association of Securities Dealers Automated Quotation System). Examples of these investees (also referred to as alternate investments) may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This particular update does not apply to the Company as the Company does not have any alternate investments such as offshore fund vehicles, real estate funds and others as defined by this Accounting Standards Update (“ASU”). We will continue to monitor the Company’s activities in the future that might be affected by this update.

In June 2009, the FASB issued FASB ASC 105 [FAS 168] “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company adopted the pronouncement for the quarter ended September 30, 2009 and the 10-Q filing reflected the citations under the codification.

In May 2009, FASB issued FASB ASC 855 [FAS 165] “Subsequent Events”. The objective of the statement is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. Equally, the standard makes clear circumstances when details of a subsequent event need not be included in the Company’s public filings. The Company’s disclosure committee has reviewed the requirements of the standard and notes it is effective for all interim and annual financial statements dated September 30, 2009. The Company has updated subsequent events through November 6, 2009.

On April 9, 2009, the FASB issued FASB ASC 820 [FAS 157-4], “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. This is additional clarification and advice on FASB ASC 820 which was issued in September 2006. The Company operates in the Chemical Industry. As such an important factor in our business relates to the ownership or usage rights related to intellectual property (Intangible Assets). At each quarter end we assess the fair value of our holdings. This FSP takes effect for reporting periods ending on or after January 15, 2009. We have assessed our assets and liabilities and do not believe that any fall into the scope of this statements. We will continue to regularly assess our portfolio and will make the necessary adjustments and disclosures when we conclude that one or more of our assets fall within the scope of this statement.

On April 9, 2009, FASB issued FASB ASC 825 [FAS 107-1]. This position paper amends FASB ASC 825 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued FASB ASC 270 [APB 28-1], which amends APB Opinion No. 28 “Interim Financial Reporting”. Both of these position papers are focused on increasing disclosures related to the fair value of financial instruments for interim reporting periods of publicly traded companies. In the 10-Q for the third quarter of 2008, American Vanguard increased its disclosure related to such Financial Instruments and continued that depth of disclosure in its 10-K statement for the year ended December 31, 2008. We will continue to fully disclose full details of the fair value of our financial instruments in our future published summarized financial information.

On October 10, 2008, FASB issued FASB ASC 820 [FSP FAS 157-3]. This position paper seeks to clarify the application of FASB ASC 820, “Fair Value Measurements”, in a market that is not active and provides illustrative examples for determining fair value of a financial asset when the market for that financial asset is not active. This statement is effective on issuance or October 10, 2008. Currently, the Company has no financial assets where there is little or no market activity at the measurement date. Accordingly, we believe that this FSP has no applicability for the Company as of September 30, 2009. We will reconsider the applicability of this statement should our business circumstances change.

On September 12, 2008, FASB issued FASB ASC 815 [FSP FAS 133-1]. This ASC seeks to clarify the application of FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FASB ASC 815 [FAS 161], “Disclosure about Derivative Instruments and Hedging Activities”. Effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and find that; for FASB ASC 815, we conclude that we do not participate in the market selling any derivatives, for FASB ASC 952 [FASB No 45], we have no guarantees related to the debts of others and with regard to the effective date of FASB ASC 815 , this statement confirmed our existing understanding. We will reconsider the applicability of this statement should our business circumstances change.

In March 2008, FASB issued FASB ASC 815, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB ASC 815 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has reviewed the standard and believes its current reporting meets the requirements of the standard.

In December 2007, FASB issued FASB ASC 805 [“SFAS No. 141 (Revised)”] Business Combinations. The provisions of this statement are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier application is not permitted. FASB ASC 805 replaces SFAS 141 and provides new guidance for valuing assets and liabilities acquired in a business combination. We adopted FASB ASC 805 in fiscal year beginning January 1, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s Form 10-K for the financial year ended December 31, 2008, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2008 remain valid and is hereby incorporated by reference.

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

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. Furthermore, the Company has established a procedure for covering forward exchange rates on specific purchase orders when appropriate. At September 30, 2009 the Company has no such forward contracts in place. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2009, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at September 30, 2009, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2009.

A. DBCP Cases

Introductory Notes. A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product.

Nicaraguan Cases. Thus far there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. All but two of the suits filed in Nicaragua are unserved. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

On October 20, 2009, in a case captioned Osorio v. Dole Food Company, the U. S. District Court for the Southern District of Florida entered an order in which it refused to recognize a $97 million judgment that had been rendered by a trial court in Chinandega, Nicaragua in favor of 150 plaintiffs against Dow and Dole under Special Law 364 for alleged exposure to DBCP. In reaching its decision in Osorio, the court found that it was improper to recognize the Nicaraguan court’s judgment under the Florida Recognition Act because Nicaraguan courts lacked jurisdiction over the defendants; Special Law 364 is fatally unfair and discriminatory and fails to provide defendants with a minimum level of due process; the irrefutable presumption of causation under Special Law 364 violates public policy; and the Nicaraguan judgment was rendered under a system which does not provide impartial tribunals. In light of both the decision in Osorio and the Los Angeles Superior Court’s finding of pervasive fraud in Mejia and Rivera as described in the Company’s Form 10-Q for the period ended March 31, 2009, AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. Accordingly, the Company believes that a loss in these matters is neither probable nor reasonably estimable and has not incurred a loss contingency therefor.

Ivory Coast Cases. On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleged a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. As more fully described in the Company’s Form 10-K for the period ended December 31, 2008, defendants have successfully obtained the dismissal of these federal claims. In the seven state court actions, plaintiffs’ counsel petitioned the court to withdraw from representing plaintiffs. On September 28, 2009, the court granted the motion of plaintiffs’ counsel and ordered that unless the plaintiffs either appear in person before the court or appoint new counsel by October 30, 2009, the court intended to dismiss the actions without prejudice. In light of the fact that plaintiffs failed either to appoint new counsel or to appear personally, the court dismissed these actions without prejudice on October 30, 2009.

B. Other Matters

On July 19, 2006, AMVAC’s registered agent was served with a putative class action complaint entitled Latrice McLendon, et al. v. Philip Service Corporation etc. et al (including AMVAC) , which was filed in the Superior State Court of Fulton County, State of Georgia No. 2006CN119863 and subsequently removed to the United States District Court for the Northern District of Georgia No. 1:06-CV-1770-CAP, in which a class of Georgia plaintiffs sought damages, including punitive damages, in an unspecified amount for personal injuries and diminution in property value allegedly arising from the airborne release of propyl mercaptan and ethoprop from a waste treatment facility operated by PSC Recovery Services (“PSC”) in Fairburn, Georgia. Plaintiffs, residents living in the vicinity of the PSC plant, alleged trespass, nuisance and negligence on behalf of defendants in handling, storing and treating waste which was generated by AMVAC’s Axis, Alabama facility. The parties engaged in mediation on September 19, 2007 before a neutral mediator. Working in conjunction with their insurance carriers at the mediation, defendants AMVAC and PSC agreed to settle the matter with a settlement class of approximately 2,000 households for payment of cash consideration of $4 million, which amount shall be divided evenly between co-defendants and paid by their respective insurance carriers. The cost of claims administration, class notice, plaintiffs’ attorneys’ fees, and class relief was to be paid out of the $4 million settlement fund. On June 2, 2009 the court entered an order giving its final approval of the class settlement and dismissing with prejudice the lawsuit. The effective date of that final approval was July 3, 2009 pursuant to the terms of the settlement agreement. The Company has issued claim payments to settlement class members who submitted timely valid claim forms as per the settlement agreement. We expect the claims administration process to be completed within the next 30 days.

On June 3, 2008 an action styled John B. Abernathy, Jr. and Delores Abernathy v. Philip Services Corporation etc. et al. [including AMVAC Chemical Corporation] , Civ. No. 2008-EV-004787J, was filed in the State Court of Fulton County, State of Georgia. Plaintiffs asserted personal injury (including kidney failure) and property damage claims based on the same alleged airborne chemical release from the same PSC facility at issue in the McLendon litigation. Plaintiffs sought compensatory and punitive damages in unspecified amounts and asserted causes of action for negligence, negligence per se, trespass, and nuisance. The Company did not believe that the claims had any merit. The parties held a mediation on July 30, 2009 and, within a few weeks after that mediation, AMVAC reached agreement with plaintiffs on the terms of a settlement under which AMVAC ultimately paid plaintiffs a fraction of the costs of defense through funds from the Company’s insurance carrier. On October 20, 2009, Plaintiffs dismissed AMVAC from the case with prejudice.

On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners have challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. At this stage in the proceedings, the Company believes that a loss is remotely possible and that such loss could be reasonably estimated at between $15 and $30; the Company has not set up a loss contingency therefor.

On or about September 25, 2009, an action styled Joseph K. Wilson v. Gemchem, Inc. etc., Civ. No. 02-CV-2009-901876.00, was filed in the Civil Court of Mobile, Alabama by a former employee who seeks compensation and medical expenses arising from physical injuries that he allegedly sustained when he tripped and fell at AMVAC’s facility in Axis, Alabama. The Company does not believe that the claims have any merit and intends to defend the matter vigorously. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

On or about October 5, 2009, IBAMA (the Brasilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brasil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company intends to challenge the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss in the amount of between $35 and $70 is probable and has set up a loss contingency in the amount of $70.

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

AMERICAN VANGUARD CORPORATION

Dated: November 4, 2009	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
President, Chief Executive Officer and Director

Dated: November 4, 2009	By:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer