Form 10-K
period 2009-12-31
AMERICAN VANGUARD CORP
filed 2010-03-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2009

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

Large accelerated filer  ☐        Accelerated filer  ☒         Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $233.3 million. This figure is estimated as of June 30, 2009 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $11.29 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2009, was 27,104,545. The number of shares of $.10 par value Common Stock outstanding as of February 26, 2010 was 27,314,566.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2009

i

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

American Vanguard Corporation was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to American Vanguard Corporation and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), AMVAC Chemical UK Ltd. (“Chemical UK”), Quimica Amvac de Mexico S.A. de C.V. (“Quimica Amvac”), AMVAC Switzerland GmbH, AMVAC do Brasil Representácoes Ltda, Environmental Mediation, Inc, and AMVAC de Costa Rica Sociedad Anonima.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Refer to Part I, Item 7 for selective enterprise information.

AMVAC

AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals, which include insecticides, fungicides, herbicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. Years ago AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others. AMVAC has historically expanded its business through both the acquisition of older chemistries (which it has revived in the marketplace) and the development and commercialization of new compounds through licensing arrangements. Below is a description of the Company’s acquisition/licensing activity over the past five years.

On May 16, 2008, AMVAC completed the acquisition of the Thimet insecticide product line from Aceto Agricultural Chemicals Corporation (“Aceto Ag”). Thimet is used on agricultural crops, mainly potatoes, corn, cotton, rice, sugarcane and peanuts, to protect against chewing and piercing-sucking insects. Purchased assets included registrations, data, know-how and certain inventories. The acquisition was made in connection with the settlement of litigation between AMVAC and Aceto Ag.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS”) certain assets at BCS’s facility located in Marsing, ID, (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets, primarily include real property, buildings and manufacturing equipment. In connection with the acquisition, AMVAC and BCS agreed to enter into a master processor agreement under which AMVAC is providing certain tolling services to BCS for a period of four years.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

On December 28, 2007, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”) between AMVAC and BASF Aktiengesellschaft (“BASF”), through which AMVAC purchased the global Counter product line from BASF , acquired certain manufacturing assets relating to the production of Counter® and Thimet® and located at BASF’s multi-plant facility situated in Hannibal, Missouri. This acquisition ensured the continuing supply of these high-quality insecticide products for use in a wide variety of agricultural applications and significantly increased the Company’s organophosphate manufacturing capacity.

On December 17, 2007, AMVAC acquired the pentachloronitrobenzine (“PCNB”) fungicide product line from the Crop Protection division of Chemtura Corporation. Included in the purchase were the brands Turfcide® and Terraclor®, highly effective fungicides that control a wide range of diseases in turf and ornamental applications and certain agricultural crops and are a component of seed treatment dressings. These products are registered in the United States, Canada, Mexico, Brazil, Australia, Turkey, South Africa and a number of other countries.

On February 16, 2007 AMVAC acquired intellectual property rights to the EZ Load® closed delivery system from Loveland Products, Inc. In connection with the transaction, AMVAC obtained the patent registrations and trademarks to EZ Load both domestically and internationally. Through this acquisition, AMVAC has reaffirmed its commitment to product stewardship by offering a third closed delivery system (now SmartBox®, Lock ‘N Load® and EZ Load) to users of its products.

In December 2006, AMVAC acquired the product line permethrin (a synthetic pyrethroid insecticide) from Syngenta Crop Protection, Inc. In connection with the transaction, AMVAC acquired both crop and non-crop uses of the product line in the U.S., Mexico and Canada. Acquired assets included registration rights, manufacturing and formulation know-how, inventories, customer lists and the trademarks Ambush® and Prelude® in the aforementioned territories.

In November 2006, AMVAC acquired the global Counter insecticide product line and the Lock ‘N Load closed delivery system from BASF. The product line consisted of the active ingredient terbufos, the trademarks Counter and Lock ‘N Load, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories.

In December 2005, AMVAC acquired the cereal herbicide product line, difenzoquat from BASF. The product line consisted of the active ingredient difenzoquat, the trademark Avenge™, the manufacturing and formulation know-how, and registration rights and intellectual property rights in the United States and Canada. Avenge is a post-emergent herbicide primarily used to control wild oats in barley and wheat. Avenge has a unique mode of action: it can be tank mixed with many popular broad leaf herbicides to provide broadleaf weed control as well as for effectively managing herbicide resistance problems in wild oats.

In November 2005, AMVAC acquired the global phorate insecticide product line from BASF. The product line consisted of the active ingredient Phorate, the trademarks Thimet, Granutox® and Geomet®, the manufacturing and formulation know-how, registration rights, intellectual property rights and inventories as well as an exclusive license to use BASF’s patented, closed delivery system, Lock ‘N Load, in the United States,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Canada and Australia for Thimet. Thimet is registered in more than fifteen countries, with the main markets in Asia Pacific and the Americas. It is used on agricultural crops, mainly potatoes, corn, cotton, rice and sugarcane, to protect against chewing and piercing-sucking insects.

In March 2005, AMVAC entered into an exclusive multi-year agreement with BASF to develop, register and commercialize topramezone, a new herbicide for post-emergent use in corn in North America. Under the terms of a licensing and supply agreement BASF supplies the product to AMVAC. In August 2005, AMVAC received a registration from the U.S. Environmental Protection Agency for Impact® (active ingredient: topramezone), a new herbicide for the use in field corn, seed corn, sweet corn and popcorn.

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

Customers

Tenkoz; Crop Production Services, Inc (formerly United Agri Products, Western Farm Services and Crop Production Services); and Winfield Solution LLC (formerly Agriliance) accounted for 21%,20% and 10%, respectively of the Company’s sales in 2009; 18%, 19% and 12% in 2008; and 26%, 22% and 11% in 2007.

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

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. In most cases, AMVAC has attempted to position itself in smaller niche markets which are no longer of strong focus to larger companies.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $4,714, $3,410, and $2,013 during 2009, 2008 and 2007, respectively, related to gathering this information. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance the EPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an as incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

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

Environmental

During 2009, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, CA. An outline of the history of those activities follows.

In 1995, the California Department of Toxic Substances Control (“DTSC”) conducted a Resource Conservation and Recovery Act (“RCRA”) Facility Assessment (“RFA”) of those facilities having hazardous waste storage permits. During that same year, ten underground storage tanks located at the Facility were closed. In March 1997, the RFA culminated in DTSC accepting the Facility into its Expedited Remedial Action Program. Under this program, the Facility was required to prepare and implement an environmental investigation plan. Depending on the findings of the investigation, the Facility might also be required to develop and implement remedial measures to address any historical environmental impairment.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

This activity then took two paths: the RCRA permit closure and the larger site characterization. With respect to the permit closure, in 1998, AMVAC began the formal process to close its hazardous waste permit at the Facility (which had allowed AMVAC to store hazardous waste longer than 90 days) as required by federal regulations. Formal regulatory closure actions began in 2005 and were completed in 2008, as evidenced by DTSC’s October 1, 2008 acknowledgement of AMVAC’s Closure Certification Report.

With respect to the site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2009 with oversight provided by the DTSC. Risk Assessment activities have commenced and are likely to continue over the next year under the oversight of the DTSC. Following such risk assessment activities, further investigation and/or potential remediation activities may be initiated in 2010 or 2011. At this stage, the extent of further investigation and potential remediation activities is uncertain. Further, it is uncertain whether the cost associated with such investigation and potential remediation activities will have a material impact on the Company’s financial statements. Because the risk assessment has yet to be completed, the Company is unable to determine whether remediation is reasonably probable, nor can the cost of remediation be reasonably estimable (the scope can vary depending upon the risk assessment and many other factors). Accordingly, the Company has not set up a loss contingency with respect thereto.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, CA; Marsing, ID; Hannibal, MO and Axis, AL facilities. AMVAC continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on AMVAC’s operations.

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

Employees

As of December 31, 2009, the Company employed approximately 330 employees. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

Export Operations

The Company opened an office in 2008 in Costa Rica to conduct business in the country. The office operates under the name AMVAC de Costa Rica Sociedad Anonima and markets chemical products for agricultural and commercial uses.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company opened an office in Basel, Switzerland in 2006. The office operates under the name AMVAC Switzerland GmbH. The Company formed the new subsidiary to expand its resources dedicated to non-U.S. opportunities, primarily in the European Union.

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

The Company opened an office in 1994 in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, to the southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2009, 2008 and 2007.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2009	2008	2007
Export Sales	$37,964	$41,250	$32,932
Percentage of Net Sales	18.1%	17.4%	15.2%

Risk Management

The Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. In addition, the Company regularly monitors matters, whether insurable or not, that could pose material risk to its operations. In 2008, working in conjunction with Marsh Company and Andersen Consulting, the Company conducted a formal risk assessment of its operations and enterprise. Periodically, the Company re-examines risks that have been identified, takes measures taken to mitigate those risks, and, in light of changing business, economic and other circumstances, identifies new risks. Further, the Company’s Board of Directors has formally assumed responsibility for risk oversight and has appointed a subgroup of the Board (namely, the heads of each of the Board’s Committee’s) to work with the Company’s risk manager in analyzing, reporting upon, and addressing the material financial, operational and reputational risks faced by the Company. The Company has attempted to identify some of the more salient risks in the risk factors contained within this Form 10-K.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ENVIRONMENTAL MEDIATION, INC.

EMI is an environmental consulting firm.

* * *

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the Securities and Exchange Commission (“SEC”) website, www.sec.gov. Also available free of charge on the Company’s website are the Company’s Audit Committee, Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee Charters, the Company’s Corporate Governance Guidelines, the Company’s Code of Conduct and Ethics, the Company’s Employee Complaint Procedures for Accounting and Auditing Matters and our policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

* * *

ITEM 1A.	RISK FACTORS

The Company’s business may be adversely affected by cyclical and seasonal effects.

The chemical industry in general is cyclical and demands for its products tend to be seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. The end user of some of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and therefore may reduce our revenues and profitability. There can be no assurance that the Company will adequately address any adverse seasonal effects.

The Company faces competition in certain markets from manufacturers of genetically modified seeds.

The Company faces competition from larger chemical companies that market genetically modified (“GMO”) seeds in certain of the crop protection sectors in which the Company competes, particularly that of corn. Many growers that have chosen to use GMO seeds have reduced their use of pesticides sold by the Company. Further, the federally mandated “refuge acre” requirement for corn (which, in the name of preventing pest resistance, required growers using GMO seeds to set aside a percentage of their planting acres for non-GMO seed), has been sharply reduced. There is no guarantee that the Company will maintain its market share or pricing levels in sectors that are subject to competition from GMO seed marketers or that federal mandates to set aside acreage for non-GMO seed will continue.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

In the recent past, there has been a material reduction in the number of suppliers of certain important raw materials used by the Company in many of its products. Certain of these raw materials are available solely from sources overseas or from single sources domestically. In the recent past, the price of these raw materials has fluctuated sharply. There can be no assurance that the Company will be able to source some or all of these materials indefinitely or that it will be able to do so at a level of cost that will enable it to maintain its profit margin on its products.

Foreign currency and interest rate risk and the use of derivative instruments and hedging activities.

The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to transact in its functional currency and engages in agreements that require settlement in a different currency. The Company has in place two fixed interest rate swaps with the objective of reducing the Company’s exposure to movements in the LIBOR rate over time. The hedges are evaluated at the end of each quarter and the effective portions of gains and losses are recorded in other comprehensive income, while the ineffective portions are recorded in current earnings.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The potential impact on the Company’s operations during an economic downturn.

This country and many others are in the midst of an economic downturn that was touched off by a meltdown of financial markets in late 2008/early 2009. This condition has penetrated the markets in which the Company does business and has reduced demand for these products, as many customers have changed their procurement practice to a “just-in-time” approach and have endeavored to reduce their own inventory levels. This has resulted in a decrease in sales volume and negatively impacted our results of operations. There is no guarantee that economic conditions will stabilize or will not worsen. Further, volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, and result in a decrease in sales volume that could have a negative impact on our results of operations. Such volatility and disruption could adversely affect the Company’s ability to obtain financing for both working capital needs and acquisitions.

Dependence on the Company’s banking relationship.

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s primary bank for more than 25 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s banking syndicate. Nevertheless, in light of both the current strain on the financial markets and the Company’s recent financial performance, there is no guarantee that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

Use of the Company’s products is subject to continuing challenges from activist groups.

Use of the Company’s products is regularly challenged by activist groups in many jurisdictions under a multitude of federal and state statutes, including FIFRA, the Food Quality Protection Act, Endangered Species Act, and the Clean Water Act, to name but a few. These challenges typically take the form of lawsuits or administrative proceedings against the EPA and/or other federal or state agencies, the filing of amicus briefs in pending actions, the introduction of legislation that is inimical to the Company’s interests, and/or adverse comments made in response to public comment invited by EPA in the course of registration, reregistration or label expansion. The Company spends considerable resources anticipating and defending these challenges. While we have had some success in maintaining the continued uses of many of our products in the face of this onslaught, it is possible that one or more of these challenges could succeed, resulting in a material adverse effect upon one or more of our products.

The regulatory climate has grown increasingly hostile to the Company’s interests both domestically and internationally.

With the election of the current Administration, various agencies within the Federal government have begun to exercise increased scrutiny in permitting continued uses (or the expansion of such uses) of older chemistries, including many of the Company’s products and, in some cases, have initiated or entertained challenges to these uses. At the regulatory level, the principles of sound science to which the Company has always subscribed have been adulterated, in some cases, by political considerations. The hostility of the regulatory climate is even more pronounced in certain other geographical regions, most especially the European Union and Brazil, where the Company faces continued resistance toward the continued use of certain of its products. There is no guarantee that this climate will change in the near term. Nor is there any guarantee that the Company will be able to maintain or expand the uses of many of its products in the face of these regulatory challenges.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company may be unable to maintain compliance with covenants in its senior secured lending facility.

Under the terms of its senior lending facility, the Company is required to comply with a number of covenants, some of which relate to financial performance. In light of the Company’s recent financial performance, continued working capital requirements, and challenging market conditions, there is a risk that the Company may be unable to continue to comply with one or more of those covenants. Such noncompliance could require the Company to re-negotiate new terms with its lenders which, in all likelihood, would lead to the incurrence of transaction costs and higher interest rates, Further, there is no guarantee that, in the event of such noncompliance, all of the Company’s lenders would be willing to participate in a new senior secured credit facility or that they would be willing to do so on terms that are favorable to the Company.

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the EPA registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. There can be no assurance, however, the EPA will not request certain tests or studies be repeated or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The Company’s future success will depend on its ability to acquire new product lines.

The Company has grown primarily by a strategy of acquiring mature product lines from larger competitors and expanding sales of these products based on new applications and new users. However, over the course of the last few years, the market for product acquisition has grown increasingly competitive, and the cost of these acquisitions (as a multiple of sales) has risen sharply. Further, its current level of indebtedness would constrain the Company from using borrowed debt to make a material acquisition. There is no guarantee that opportunities to acquire product lines will continue to become available to the Company in the near term, nor is there any guarantee that the Company will be able to finance any such acquisition from traditional sources.

The manufacturing of the Company’s products is subject to governmental regulations.

The Company currently operates three manufacturing facilities—in Los Angeles, California; Axis, Alabama; and Marsing, Idaho—and owns and has manufacturing services provided in a fourth facility in Hannibal, Missouri (the “Facilities”). The Facilities operate under the terms and conditions imposed by required licenses and permits by state and local authorities. The manufacturing of key ingredients for certain of the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit or a significant increase in the fees for such licenses or permits could impede the Company’s access to key ingredients and increase the cost of production, which, in turn, would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company may be subject to environmental liabilities.

The Company, its facilities, and its products are subject to numerous federal and state laws and governmental regulations concerning hazardous materials, environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. EPA and other federal and state agencies have the authority to promulgate regulations that could have a significant impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment and its workforce. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment. Further, While the Company continually adapts its manufacturing process to the environmental control standards of regulatory authorities, it cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. In the event of such contamination or injury, the Company may be held liable for significant damages or fines. In the event that such damages or fines are assessed, it could have a material adverse effect on the Company’s financial and operating results.

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

The Company is currently, and may from time to time, be involved in legal and regulatory proceedings. The results of litigation and such proceedings cannot be predicted with certainty. The Company has and will continue to expend resources and incur expenses in connection with these proceedings. For further discussion on legal risks, please see Item 3 “Legal Proceedings” below.

The Company relies on intellectual property that it may be unable to protect, or may be found to infringe the rights of others.

The Company’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents and trademarks. Most of the mature products that the Company has acquired that were patented are currently “off patent” because the patents have expired. The Company can provide no assurance that the way it protects its proprietary rights will be adequate or that its competitors will not independently develop similar or competing products. Further, the Company can provide no assurance that it is not infringing other parties’ rights. Any claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of asserted infringement.

The Company relies on key executives in large part for its success.

The Company’s success is highly dependent upon the efforts and abilities of its executive officers. The loss of the services of one or more key executive officers could have a material adverse effect upon the Company’s

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

financial and operating results. Further, in light of its recent financial performance, reduced stock price, and reduced compensation for executives, there is no guarantee that the Company will be able to retain or to continue to attract qualified executives.

The Company is dependent on a limited number of customers, which makes us vulnerable to the continued relationship with and financial health of those customers.

In 2009, three customers accounted for 51% of the Company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company.

The Company’s stock price may continue to be depressed, and this might make the Company an acquisition target.

Over the past year, the market prices for securities of the Company as well as those many companies in the Company’s industry have been depressed This pricing may be due in part to poor market conditions and comparatively weak financial performance. If the current trend in stock price should continue or worsen, the Company may become increasingly attractive as a target for acquisition, whether friendly or hostile. In the event of such acquisition, there is no guarantee that current stockholders will receive consideration in excess of what they might have paid for Company shares.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

In 2001, AMVAC completed the acquisition of a manufacturing facility from E.I. DuPont de Nemours and Company (“DuPont”). The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long- term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed primarily to manufacture pyrethroids and organophosphates. The acquisition increased AMVAC’s capacity while also providing flexibility and geographic diversity. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report.)

On December 28, 2007, AMVAC, pursuant to the provisions of the definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and BASF, through which AMVAC purchased the global Counter product line from BASF AMVAC purchased certain manufacturing assets relating to the production of Counter and Thimet and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF continues to supply various shared services to AMVAC from the Hannibal Site.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and two of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS agreed to enter into a master processor agreement under which AMVAC provides certain tolling services to BCS on an ongoing basis through 2012.

The production areas of AMVAC’s facilities are designed to run on a continuous 24 hour per day basis. AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC’s foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in PART IV, Item 15 of this Annual Report.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

On October 20, 2009, in a case captioned Osorio v. Dole Food Company, the U.S. District Court for the Southern District of Florida entered an order in which it refused to recognize a $97 million judgment that had been rendered by a trial court in Chinandega, Nicaragua in favor of 150 plaintiffs against Dow and Dole under Special Law 364 for alleged exposure to DBCP. In reaching its decision in Osorio, the court found that it was improper to recognize the Nicaraguan court’s judgment under the Florida Recognition Act because: Special Law 364 is fatally unfair and discriminatory and fails to provide defendants with a minimum level of due process; the irrefutable presumption of causation under Special Law 364 violates public policy; and the Nicaraguan judgment was rendered under a system which does not provide impartial tribunals. In light of both the decision in Osorio and the Los Angeles Superior Court’s finding of pervasive fraud in Mejia and Rivera (as described below), AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. Accordingly, the Company believes that a loss in these matters is neither probable nor reasonably estimable and has not incurred a loss contingency therefor.

Recently Dismissed State Court Cases

Over the course of 2009, a number of active state court cases involving DBCP claims were dismissed. They are described below.

Mejia. On September 20, 2005, Rodolfo Mejia et al. v. Dole Food Company, Inc. et al., was filed in the Los Angeles County Superior Court on behalf of 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claimed sterility or reduced sperm counts and were allegedly DBCP applicators. Punitive damages were sought against each defendant. The court advised that discovery would be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs began, and plaintiffs’ counsel dismissed the claims of several plaintiffs leaving only 10 plaintiffs from the original group, one of whom the Company had settled with in an earlier action entitled Tellez. In late 2008, Defendant Dole reported that its investigation of this matter revealed potential fraud among plaintiffs and certain of plaintiffs’ counsel regarding the claims alleged in the action. In response, the court entered a protective order and permitted discovery to proceed relating to these fraud allegations. While the court had originally set a preliminary trial for September 10, 2009 to determine whether the plaintiffs have committed fraud in filing their claims, in the face of evidence showing fraud, on March 11, 2009, the court issued an order to show cause (“OSC”) why the matter should not be dismissed with prejudice. A three day evidentiary hearing on the OSC commenced April 21, 2009, at the conclusion of which the court found that there had been “massive amounts of evidence demonstrating the recruiting and training of fraudulent plaintiffs to bring cases in both the Nicaraguan

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

and U.S. courts” and that “what has occurred here is not just a fraud on this court, but is a blatant extortion of the defendants.” The court found further that the conduct of “plaintiffs and [certain of] plaintiffs’ attorneys [was] so outrageous and pervasive and profound that it far exceed[ed] anything described … in any of the reported cases” and that the standard for awarding termination sanctions had been “indisputably met” under a clear and convincing standard. Accordingly, as of April 23, 2009, the court dismissed both Mejia and Rivera (described below) with prejudice.

Rivera. On October 26, 2007, an action entitled Rivera et al. v. Dole Food Company, Inc. was filed on behalf of four Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the four plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1975 to 1990, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit was assigned to the same judge for case management and trial as in the Mejia matter. After the complaint was amended and several plaintiffs were added to Mejia, one plaintiff remained in Rivera and the action was stayed pending resolution of Mejia. As described above, following the OSC hearing that concluded April 23, 2009, the court dismissed both Rivera and Mejia with prejudice.

Patrickson. In October 1997, AMVAC was served with a complaint(s) in which it was named as a defendant. The matter was filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., and alleges damages sustained from sterility and other injuries caused by exposure of plaintiffs (banana workers) to DBCP while applying the product in their native countries from 1959 through at least 1997. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The matter was eventually transferred to state court in Oahu. On June 9, 2009, that court granted defendants’ motion for summary judgment and dismissed the action with prejudice as to six of the plaintiffs, finding that these plaintiffs were barred from making their claims under the applicable statute of limitations. The remaining four plaintiffs were subsequently dismissed without prejudice.

Ivory Coast Cases. On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleged a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. Defendants successfully obtained the dismissal of these federal claims. In the seven state court actions, plaintiffs’ counsel petitioned the court to withdraw from representing plaintiffs. On September 28, 2009, the court granted the motion of plaintiffs’ counsel and ordered that unless the plaintiffs either appear in person before the court or appoint new counsel by October 30, 2009, the court intended to dismiss the actions without prejudice. In light of the fact that plaintiffs failed either to appoint new counsel or to appear personally, the court dismissed these actions without prejudice on October 30, 2009.

Pending State Court Cases.

Louisiana Cases. In November 1999, Amvac Chemical Corporation was served with three complaints filed in the 29 th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading. No discovery has taken place. At this stage, the Company believes that a loss in these matters is neither probable nor reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Mississippi Cases. In May 1996, AMVAC was served with five complaints (in which it is named as a defendant) by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50). No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. At this stage, the Company believes that a loss in these matters is neither probable nor reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Adams v. Dole Food Co. et al. On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al. in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While no discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. At this stage, the Company believes that, while remotely possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued loss contingency therefor.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

B. Other Matters

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

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. Discovery has commenced but has yet to be completed. At this point, the Company believes that, while remotely possible, a loss in this matter is neither probable nor reasonably estimable, and, accordingly, it has not accrued a loss contingency therefor.

On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company intends to challenge the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss in the amount of between $35 and $70 is probable and has set up a loss contingency in the amount of $70.

ITEM 4	RESERVED

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Calendar 2009
First Quarter	$15.85	$9.85
Second Quarter	14.26	9.12
Third Quarter	12.01	8.21
Fourth Quarter	8.65	6.97
Calendar 2008
First Quarter	$17.27	$12.10
Second Quarter	17.97	12.05
Third Quarter	17.76	9.84
Fourth Quarter	15.17	7.36

As of February 26, 2010, the number of stockholders of the Company’s Common Stock was approximately 4,800, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

On March 4, 2010, the Board of Directors declared a cash dividend of $0.01 per share to stockholders of record at the close of business on April 2, 2010. The dividend is to be distributed on April 16, 2010.

On September 14, 2009, the Board of Directors declared a cash dividend of $0.01 per share. The dividend was distributed on October 7, 2009 to stockholders of record at the close of business on September 25, 2009.

On March 6, 2009, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2009 to stockholders of record at the close of business on March 31, 2009.

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

The Company has issued a cash dividend in each of the last fourteen years dating back to 1996.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 6	SELECTED FINANCIAL DATA (in thousands, except for per share data)

	2009	2008	2007	2006	2005
Net sales	$209,329	$237,538	$216,662	$193,771	$189,796

Gross profit	$60,426	$101,131	$95,730	$82,358	$85,679

Operating (loss) income	$(6,329)	$36,144	$36,013	$29,216	$32,267

(Loss) income before income tax (benefit) expense	$(9,538)	$32,173	$30,526	$26,522	$30,939

Net (loss) income	$(5,789)	$20,019	$18,728	$15,448	$19,002

(Loss) earnings per common share(1)	$(0.21)	$0.75	$0.71	$0.60	$0.78

(Loss) earnings per common share—assuming dilution(1)	$(0.21)	$0.73	$0.68	$0.57	$0.74

Total assets	$254,711	$286,937	$248,581	$262,376	$183,227

Working capital	$68,797	$96,357	$75,144	$99,233	$41,668

Long-term debt less current portion	$45,432	$75,748	$56,155	$93,761	$34,367

Stockholders’ equity	$153,087	$155,943	$139,739	$120,877	$82,448

Weighted average shares outstanding—basic(1)	27,120	26,638	26,307	25,934	24,344

Weighted average shares outstanding—assuming dilution(1)	27,120	27,469	27,436	27,186	25,759

Dividends per share of common stock(1)	$0.060	$0.080	$0.070	$0.083	$0.064

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2009 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2009. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations (in Thousands)

2009 Compared with 2008:

	2009	2008	Change
Net sales:
Crop	$175,872	$193,273	$(17,401)
Non-crop	33,457	44,265	(10,808)

	$209,329	$237,538	$(28,209)

Gross profit:
Crop	$50,830	$82,345	$(31,515)
Non-crop	9,596	18,786	(9,190)

	$60,426	$101,131	$(40,705)

Our overall financial performance (including net sales and net income) for the 2009 year is down compared to the 2008 year. Our net sales for 2009 decreased 12% to $209,329 as compared to $237,538 for the same period in 2008. Year-over-year, net sales for the crop business are down 9%, while net sales of our non-crop segment are down 24%.

There are four major factors that contributed to the Company’s financial performance in 2009. First, in the wake of the global credit crisis that has persisted for the past several quarters, many of our customers implemented policies of inventory reduction and procurement on a just-in-time basis. As a result, customers deferred, and/or placed limits upon, purchase orders for the Company’s goods. Interestingly, we are finding that, based upon Electronic Data Interchange (“EDI”) data (which measures actual on-the-ground use of our products), although generally speaking sales to our customers (who are primarily distributors) are below 2008 levels, growers appear to be applying volumes similar to those applied in 2008. Second, weather conditions, particularly rain in the midwest (at corn planting season), a lack of precipitation in the south and southwest (in the Spring), a late soybean harvest and an early frost in potato planting regions (in the fourth quarter), reduced demand for some of our key, higher margin products. Third, for much of 2009, the Company has been engaged in an

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

initiative to improve its balance sheet by, among other things, reducing inventory and scaling down its manufacturing activity in the face of short-term demand reduction. In the course of this initiative, the Company has sold lower-margin goods and incurred unabsorbed manufacturing costs. Fourth, as more fully explained below, the Company took a onetime non-cash charge in the amount of $13,509 in the fourth quarter of 2009 relating to inventory cost reductions arising primarily from our assessment of net realizable value. These factors as they relate to specific product lines are further discussed in the following section.

In spite of adverse weather conditions in the midwest—namely, persistent precipitation that delayed planting—sales of our granular soil insecticides were down slightly (approximately 3%) year-over-year. Led by our Aztec product line, we experienced comparatively stronger sales of granular soil insecticides in the first half of 2009 versus 2008. However, this sales trend was offset by a decline late in the second half of 2009, due in part to reduced use of our Counter product line in sugar beets and to high levels of inventory in the channels. Net sales of our leading product line, soil fumigants, were down about 9% in 2009 as compared to 2008. This decline was due largely to a shortened application season caused by two factors: first, a delayed harvest in the midwest prevented growers from applying the product as early as they historically do; and second, an earlier than usual onset of freezing and snow conditions in potato planting regions in the fourth quarter effectively cut the application season short. Net sales of our herbicides for 2009 were about 25% lower than those of 2008, due primarily to the sales performance of our post-emergent corn herbicide, Impact. While the year started at or above targeted sales levels, in the second quarter, sales of Impact declined significantly in part due to rainy conditions in the midwest delaying the corn planting season (thereby affecting the use of post-emergent herbicides generally) and in part to customers electing to reduce their inventory. During the fourth quarter of 2009, sales of Impact were also down compared to the same period of 2008, as customers increasingly elected to defer product purchases until closer to the time of application in late winter or spring.

Net sales of our insecticide product lines for 2009 were about 22% lower than 2008. After a good start in 2009, sales of our insecticides dropped in the second quarter of 2009 due to reduced acres in cotton (on which Bidrin® is used) and peanuts (on which Thimet is used) and a decrease in pest pressure on cotton and other crops. In the third quarter, sales of broad spectrum insecticide, Orthene®, increased. However, that trend trailed off in the fourth quarter, as our product line faced generic pricing pressure and high inventory levels in the channel of trade. In addition, a lack of precipitation and pest pressure in our primary markets resulted in a drop in sales of our mosquito adulticide, Dibrom®, during both third and fourth quarters of 2009. The decline in sales of this higher-margin product negatively impacted both top and bottom line performance. As noted in the 2008 vs. 2007 comparison below, Dibrom had record sales in 2008 in the face of a heavy hurricane season. Also declining in net sales year-over-year were our fungicides, which experienced a drop of 17% in that period. This decline resulted primarily from reduced international demand for our PCNB product line, as an international customer had ordered a multi-year supply in 2008 and declined to order product in 2009.

Our plant growth regulators (“PGRs”) generated consistently strong sales performance all year; led by our NAA® product line, net sales of PGRs for 2009 were up approximately 13% over those of 2008. Also we saw solid performances from our two main foreign subsidiaries (i.e. Mexico and Costa Rica). However, international sales as a whole performed 8% below the levels achieved in the same period of 2008. This includes some impact from tight regional credit control, some large transactions in 2008 that have not repeated in the current year, and regulatory pressure in Brazil and the European Union.

Our cost of sales for 2009 was $148,903 or 71% of net sales. This compared to $136,407 or 57% of net sales for the same period in 2008. There are two primary reasons for this result. First, in the fourth quarter of 2009, the Company recorded a onetime non-cash charge in the amount of $13,509 relating to adjusting inventory values to net realizable value; these adjustments include identifying obsolete and slow moving items in the amounts of $855 and $6,519 respectively, adjusting standards in the amount of $3,470 to reflect under utilized capacity due

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

to significantly below normal output levels in two of our manufacturing sites, and $2,665 in annual adjustments to ensure all standard costs closely reflect actual costs. The charge impacts our crop segment cost of sales by $10,853 and our non-crop segment cost of sales by $2,656.

In arriving at its inventory valuation, the Company took into account, among other things, recent and current market conditions (including pricing, demand, distribution and competitive products) as well as cost of goods (including the burden of unabsorbed manufacturing costs). A material portion of the charge related to the product, Fortress, and the balance related to Counter, Thimet and PCNB (specifically relating to unabsorbed manufacturing overhead costs) as well as certain slow-moving and obsolete SKUs.

Beyond the non-cash charge, the cost of goods was also adversely affected by trading performance over the course of 2009, which, in turn, was driven by several factors. First, gross profit as a percentage of sales was reduced by tolling activities which benefited plant utilization but served to lower gross profit levels. Second, we experienced some price erosion on international sales made in order to maintain our market share in the face of heavy competitive pressure. Third, as part of our initiative to reduce inventory, we reduced factory throughput, thereby reducing the absorption of fixed costs. Furthermore, in the first quarter we experienced significant environmental cost overruns on the start up of a new product in production.

Gross profit ended at $60,426 or 29% of net sales in 2009 as compared to $101,131 and 43% of net sales for 2008. This decline is predominantly due to the non-cash charge taken in the fourth quarter and the increased cost of goods as described in the immediately preceding paragraph.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports freight, delivery and warehousing costs in operating expenses and not as a part of cost of sales.

Operating expenses in 2009 increased by $1,768 to $66,755 or 32% of sales as compared to $64,987 or 27% in 2008. The differences in operating expenses by department are as follows:

	2009	2008	Change
Selling	$22,059	$19,516	$2,543
General and administrative	18,551	17,274	1,277
Research, product development and regulatory	10,630	8,631	1,999
Freight, delivery and warehousing	15,515	19,566	(4,051)

	$66,755	$64,987	$1,768

•

Selling expenses increased by $2,543 to $22,059 as compared to $19,516 for the same period of 2008. The increase predominately relates to program expenses, which were up $2,296 due to delayed sales of granular soil insecticides from Q4 of 2008 to Q1 of 2009. In addition, we have had a full year of operations for our Costa Rica subsidiary which increased overall costs by $494. We increased field staff in order to focus on product stewardship, sales and marketing at a cost of $458. Offsetting these costs, we reduced some advertising, promotional and other paid marketing costs by $637.

•

General and administrative expenses increased by $1,277 to end at $18,551 for year ended December 31, 2009. This includes spending of $1,625, reported in the first quarter of 2009, relating to a major potential acquisition. Legal expenses were up $594 as compared to the prior year arising primarily from costs incurred in arbitrations to collect data compensation. Furthermore, we have made some selective key recruitments during the year which have overall increased costs by $348. We have spent $106 on tax consulting that has driven benefits in our tax rate during the year. Finally, we had some currency gains in 2008 which did not recurred in 2009 generating an increase in expense of $712. These costs were offset by reduced bonus accruals of $2,331 reflecting the 2009 financial performance and other cost savings including officer and director pay reductions.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

•

Research, product development costs and regulatory registration expenses increased by $1,999 to $10,630 for 2009, as compared to $8,631 for the same period of 2008. The main drivers were increased product defense costs up $798 relating to both recently acquired product lines and established product lines. Also, research and development spending was up $613, as we have increased our resources aimed at developing new products and different formulations to improve our range of product offerings.

•

Freight, delivery and warehousing costs for 2009 decreased by $4,051 to $15,515 or 7% of sales as compared to $19,566 or 8% of sales for the same period of 2008. This reduction as a percentage of sales reflects continued effort to control these expenses by careful distribution in the supply chain and savings related to urgent shipments coupled with lower sales levels. Specifically, in the three months ended September 30, 2009, lower sales of our mosquito products drove significantly lower freight costs.

Interest expense including capitalized interest and interest income were $3,209 in 2009 compared to $3,971 in 2008. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2009			2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$50,477	$2,321	4.6%	$54,484	$3,048	5.6%
Real Estate	2,114	122	5.7%	2,198	109	5.0%
Working Capital Revolver	21,717	810	3.7%	26,269	1,143	4.4%

Average	74,308	3,253	4.4%	82,951	4,300	5.2%

Other Notes Payable	2,889	—	—	2,917	—	—

Other adjustments (capitalized interest & interest income)	—	(44)	—	—	(329)	—

Adjusted Average	$77,197	$3,209	4.2%	$85,868	$3,971	4.6%

The Company’s average overall indebtedness for 2009 dropped by $8,671 to end at $77,197 as compared to $85,868 for 2008. We reduced the revolver debt mainly as a result of focusing on inventory reduction during the last six months of the year. Furthermore, we have maintained a strong control on receivables, including being willing to sacrifice some international sales when credit checks did not meet our criteria, and controlled our capital spending levels. We have also made the decision to pay customer programs in the first weeks of 2010. Our results have been favorably impacted by movement in the LIBOR rate during 2009. LIBOR is the base for our syndicated borrowings and, as can be seen from the table above, our effective interest rate was 4.2% in 2009 as compared to 4.6% in 2008. As also shown in the table, the Company had reduced interest adjustments in 2009 as a result of lower capital spending as compared to 2008 which included capitalized interest of $254 and interest income of $75.

Income tax benefit for 2009 ended at $3,749 as compared to an income tax expense of $12,154 for 2008. Our effective tax rate is at 39%, as compared to an effective rate of 38% for 2008.

Net income decreased by $25,808 to end at a loss of $5,789 or a loss of $.21 per share in 2009 as compared to a net income of $20,019 or $.73 per diluted share in 2008.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

The following summarizes our contractual obligations at December 31, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$50,048	$8,106	$17,942	$24,000	$—
Note payable on product acquisitions and asset purchases	1,312	422	844	22	24
Working Capital Revolver credit line	2,600	—	2,600	—	—

Sub total Long-term debt	$53,960	$8,528	$21,386	$24,022	$24
Estimated interest liability(1)	6,133	2,139	2,935	1,059
Accrued royalty obligations	60	60	—	—	—
Employment agreements (See note below)	3,251	862	1,371	1,018	—
Operating leases	2,713	413	270	270	1,760

	$66,117	$12,002	$25,962	$26,369	$1,784

(1)	Estimated Interest Liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The working capital revolving line has been assumed to be constant throughout the remaining term. As noted above in this Report, all of our debt is linked to LIBOR rates.

There were no off-balance sheet arrangements as of December 31, 2009.

Note: Employment agreements—please see footnote (9) to the financial statements.

Results of Operations (in Thousands)

2008 Compared with 2007:

	2008	2007	Change
Net sales:
Crop	$193,273	$185,886	$7,387
Non-crop	44,265	30,776	13,489

	$237,538	$216,662	$20,876

Gross profit:
Crop	$82,345	$81,502	$843
Non-crop	18,786	14,228	4,558

	$101,131	$95,730	$5,401

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Our net sales for 2008 ended at $237,538 and were 10% higher than sales for the same period in 2007 of $216,662. Our insecticide product lines performed extremely well. This included the newly acquired Orthene product line. Furthermore, we saw high demand for our mosquito adulticide product, DiBrom®. This was a direct result of the intense hurricane season in the Southeast, and we are pleased to report that our sales performance was improved by first time orders from Texas. Our performance was also positively impacted by strong sales of our soil fumigant product line. Our PCNB product line, which has been a core product for the Company throughout our history and has been augmented in the last 12-months with the purchase of the Chemtura Terraclor® and Turfside® brands, performed better than expected. Our international sales continue to be an important growth segment for the Company. We have established a dedicated team based in the USA. We are developing our business in Mexico and we have opened an office in Costa Rica. Led by soil fumigant products on vegetable crops in Mexico, Central and South America; Thimet and Counter on corn and vegetables in Asia; and fungicide products in Canada, our international sales increased strongly, ending 25% higher than the same period of 2007.

These significant improvements were partially offset by a number of factors. We experienced lower demand for our cotton insecticide Bidrin, driven by reduced cotton acres under cultivation in the USA. Our granular corn soil insecticide products underperformed compared to 2007—as a result of very adverse weather conditions which persisted during the Midwest planting season. Furthermore, sales of our leading corn herbicide product Impact® have been lower in 2008—as some key distributors managed inventory levels through the 2008 season. Sales improved in the last few months of 2008, but did not make up for the slow start to the year. Industry field data shows that actual on-the-ground applications of Impact applied during 2008 have been very strong.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Operating expenses in 2008 increased by $5,270 to $64,987 or 27% of sales as compared to $59,717 or 28% in 2007. The differences in operating expenses by specific departmental costs are as follows:

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

Interest costs including capitalized interest and interest income were $3,971 in 2008 as compared to $5,487 in 2007. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2008			2007
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$54,484	$3,048	5.6%	$58,400	$4,233	7.2%
Real Estate	2,198	109	5.0%	2,305	171	7.4%
Working Capital Revolver	26,269	1,143	4.4%	17,412	1,327	7.6%

Average	82,951	4,300	5.2%	78,117	5,731	7.3%

Other Notes Payable	2,917	—	—	500	—	—

Other adjustments (capitalized interest & interest income)	—	(329)	—	—	(244)	—

Adjusted Average indebtedness	$85,868	$3,971	4.6%	$78,617	$5,487	7.0%

The Company’s average overall indebtedness for 2008 increased by $7,251 to end at $85,868 as compared to $78,617 for 2007. The Company increased revolver debt to support a major capital investment in a Metam facility at our Axis plant and increased inventory levels. Our results have been favorably impacted by movement in the LIBOR rate during 2008. LIBOR is the base for our syndicated borrowings and as can be seen from the table above, our effective interest rate was 4.6% in 2008 as compared to 7.0% in 2007. As also shown in the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

table, the Company had $329 in interest adjustments in 2008, including capitalized interest of $254 and interest income of $75. In 2007, the Company had interest expenses adjustments of $244 including capitalized interest of $30 and interest income of $214.

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

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $68,797 as compared to $96,357 as of December 31, 2008. Cash provided by operating activities in 2009 was $31,951, as compared to $884 in 2008. The Company recorded a net loss of $5,789 including a non-cash charge related to inventory write downs and adjustments in the amount of $13,509, non-cash depreciation and amortization of $13,487 and stock based compensation expense of $1,223. The Company is reporting a decrease in receivables of $10,905, a decrease in inventory of $18,114, an increase in income tax receivables net of deferred income taxes in the amount of $4,353, both as a result of recording losses in 2009 and also as a result of tax work conducted during the later part of 2009. Increases in prepaid expenses and other current assets of $2,898 coupled with a decrease in accounts payables of $3,385 and an increase in other payables and accrued expenses of $4,647 together provided a total of $31,951 of cash in operating activities.

The Company has focused considerable effort on reducing inventory during this last half of 2009. These efforts have resulted in bringing inventory down to $72,512 at December 31, 2009. This includes non-cash inventory write downs and adjustments in the amount of $13,509. This improvement has been achieved despite the industry-wide dynamic of taking up a “buy-only-as-needed” methodology.

The Company continues to focus on tightly controlling capital spending and has used $4,322 in investing activities during the year. The business was focused on achieving this lower level of capital spending after making some heavy investments during 2008. Despite considering possible product line acquisitions during the year ended December 31, 2009, we have not identified suitable potential additions that meet our investment criteria. During the twelve months ended December 31, 2008, the Company used $24,883 in investing activities.

Our financing activities used net cash of $28,585 in 2009, including the paydown of debt and other notes payable of $28,444 and payment of dividends of $1,611 offset by proceeds from the exercise of stock options in the amount of $1,470. In 2008, our financing activities provided net cash of $23,164 consisting of increased debt and other notes payable of $24,144 and proceeds from the exercise of stock options offset by the acquisition of treasury stock and the payment of dividends.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	At December 31, 2009			At December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$40,000	$8,000	$48,000	$48,000	$4,000	$52,000
Real Estate	1,942	106	2,048	2,048	106	2,154
Working Capital Revolver	2,600	—	2,600	24,500	—	24,500
Asset Purchase Agreement	90	22	112	—	150	150
Other Notes Payable	800	400	1,200	1,200	2,400	3,600

Total Indebtedness	$45,432	$8,528	$53,960	$75,748	$6,656	$82,404

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

On March 5, 2010, AMVAC, as borrower, and its affiliates (including the Company), as guarantors, entered into a First Amendment to Credit Agreement (the “First Amendment”) with a syndicate of commercial lenders led by the Bank of the West as arranger, syndication agent, swing line lender and L/C lender which amends that certain Credit Agreement dated as of December 19, 2006. Under the terms of the First Amendment, (i) the Consolidated Funded Debt Ratio for the quarters of calendar year 2010 is changed from a ratio of 2.50:1.00 to a range of from 5.25:1.00 to 3.00:1.00, (ii) the Consolidated Fixed Charge Coverage Ratio for Q4 2009 and Q1 and Q2 of 2010 is changed from 1.50:1.00 to 1.25:1.00; (iii) the Prime Rate is changed to be an alternate base rate (“Alternate Base Rate”) to be based upon the greater of (x) prime rate, (y) the federal funds rate plus 1%, and (z) the daily one-month LIBOR plus 1%; and (iv) the Eurodollar Rate and Alternate Base Rates are increased by a range of between 1.25% and 2.25%. The First Amendment does not alter any of the loan commitments under the credit facility.

At December 31, 2009 total indebtedness is $53,960 as compared to $82,404 at December 31, 2008. At December 31, 2009, based on its performance against the covenants listed above, the Company has the capacity to increase its borrowings by up to $1,530 under the credit facility agreement.

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

Recently Issued Accounting Guidance

In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, an amendment of FASB ASC 855 [FAS 165] “Subsequent Events”. The objective of the standard is to provide reporting entities with principles and requirements related to subsequent events. The

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

objective of the standard is to clarify when a Company must disclose details of a subsequent event. Equally, the standard makes clear circumstances when details of a subsequent event need not be included in the Company’s public filing. The standard clarifies that SEC filers are still required to evaluate subsequent events through the date its financial statements are issued, however, SEC filers are no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The Company has adopted the standard.

In October 2009, FASB updated the Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will monitor its sales activities in the future that may be affected by this update.

In September 2009, FASB updated FASB ASC 820 [FAS 157], “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This guidance pertains to investments that do not have readily determinable fair values as defined in the Master Glossary of the FASB Accounting Standards Codification (those investments are not listed on national exchanges or over-the-counter markets such as the National Association of Securities Dealers Automated Quotation System). Examples of these investees (also referred to as alternate investments) may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This particular update does not apply to the Company as the Company does not have any alternate investments such as offshore fund vehicles, real estate funds and others as defined by this Accounting Standards Update (“ASU”). We will continue to monitor the Company’s activities in the future that might be affected by this update.

In June 2009, the FASB issued FASB ASC 105 [FAS 168] “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company adopted the pronouncement and the 10-K filing reflected the citations under the codification.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

On April 9, 2009, FASB issued FASB ASC 825 [FAS 107-1]. This position paper amends FASB ASC 825 “Disclosures about Fair Value of Financial Instruments”. At the same time the FASB issued FASB ASC 270 [APB 28-1], which amends APB Opinion No. 28 “Interim Financial Reporting”. The Company has reviewed the standard and believes its current reporting meets the requirements of the standard.

On September 12, 2008, FASB issued FASB ASC 815 [FSP FAS 133-1]. This FSP seeks to clarify the application of FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FASB ASC 815, Disclosure about Derivative Instruments and Hedging Activities. It is effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and concluded that we do not participate in the derivatives selling market, nor do we have any guarantees related to the debts of others. We will reconsider the applicability of this statement should our business circumstances change.

In March 2008, FASB issued FASB ASC 815 [SFAS No. 161], Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has reviewed the standard and believes its current reporting meets the requirements of the standard.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Accrued Program Costs—The Company has adopted FASB ASC 605 [Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-9”)]. In accordance with ASC 605, the Company classifies certain payments to its customers as a reduction of sales revenues. Other payments are operating expenses. The Company describes these costs overall as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. Essentially they are volume or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season. Each quarter management applies experience and market place knowledge to estimate the current liability.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815 [SFAS 133], Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair or market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820 [SFAS 157], Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). At December 2008, the Company put in place as a hedge against the foreign currency exposure of a foreign currency denominated forecast purchase transaction. The Company re-evaluates the effectiveness of its derivative instruments using the dollar offset ratio and the cumulative dollar offset method for ineffectiveness. These re-evaluations are performed at the end of each quarter. The Company did not enter into any foreign currency hedge contracts during 2009. As of December 31, 2009 and 2008, the Company also has in place two interest rate swap contracts that are accounted for under FASB ASC 815. The Company qualifies for the short cut method for these swaps and performs quarterly re-evaluations to determine continued qualification for this method. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income (loss). If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at December 31, 2009 and 2008, the Company’s derivative instruments have been tested and a charge of $0 and $174, respectively, has been taken to other income as a result.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 320 [SFAS No. 142], “Goodwill and Other Intangible Assets”. Under the provisions of FASB ASC 320, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consisting of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2009 and there were no impairment losses recorded.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

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

Disclosure Controls and Procedures

As of December 31, 2009, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective, in all material respects, in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2009, the Company’s internal control over financial reporting is effective.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

BDO Seidman, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the American Vanguard’s internal control over financial reporting as of December 31, 2009. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended and year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 10, 2010

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Part I of this report under “Item 1, Business—Executive Officers of the Registrant.” In addition, the information set forth under the captions “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2009 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2009, is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Except specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure contained in Part II, Item 5 under “Equity Compensation Plan Information” is incorporated herein by reference. Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Management and Others” and “Information About the Board of Directors and Committees of the Board” in the Proxy Statement is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm—Relationship of the Company with Independent Registered Public Accounting Firm” in the Proxy Statement.

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

We have discussed with BDO Seidman, LLP, the Company’s independent registered public accounting firm , the matters required to be discussed by ASC 380 [SAS 61] (Communications with Audit Committee). ASC 380 requires our independent auditors to provide us with additional information regarding the scope and results of their audit of the Company’s financial statements, including with respect to (i) their responsibility under generally accepted auditing standards, (ii) significant accounting policies, (iii) management judgments and estimates, (iv) any significant audit adjustments, (v) any disagreements with management, and (vi) any difficulties encountered in performing the audit.

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

AUDIT COMMITTEE

Irving J. Thau, Chair

Carl R. Soderlind

Lawrence S. Clark

March 10, 2010

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 101 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2009	$472	$164	—	—	$636
December 31, 2008	418	54	—	—	472
December 31, 2007	350	68	—	—	418

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	President, Chief Executive Officer and Director		Chief Financial Officer & Principal Accounting Officer

	March 10, 2010		March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ GLENN A. WINTEMUTE
	Herbert A. Kraft		Glenn A. Wintemute
	Co-Chairman		Co-Chairman

	March 10, 2010		March 10, 2010

By:	/s/ LAWRENCE S. CLARK	By:	/s/ JOHN L. KILLMER
	Lawrence S. Clark		John L. Killmer
	Director		Director

	March 10, 2010		March 10, 2010

By:	/s/ JOHN B. MILES	By:	/s/ CARL R. SODERLIND
	John B. Miles		Carl R. Soderlind
	Director		Director

	March 10, 2010		March 10, 2010

By:	/s/ IRVING J. THAU
Irving J. Thau
Director

March 10, 2010

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 10, 2010

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands, except share and per share data)

	2009	2008
Assets
Current assets:
Cash	$383	$1,229
Receivables:
Trade, net of allowance for doubtful accounts of $636 and $472, respectively	40,681	51,405
Other	382	563

	41,063	51,968

Inventories	72,512	90,626
Prepaid expenses	2,143	1,688
Income taxes receivable	3,575	—

Total current assets	119,676	145,511
Property, plant and equipment, net	39,196	41,241
Intangible assets	86,973	91,079
Other assets	8,866	9,106

	$254,711	$286,937

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,528	$6,656
Accounts payable	11,401	16,195
Accrued program costs	27,188	16,204
Accrued expenses and other payables	3,762	6,767
Income taxes payable	—	3,332

Total current liabilities	50,879	49,154
Long-term debt, excluding current installments	45,432	75,748
Other Long-term Liabilities	192	—
Deferred income taxes	5,121	6,091

Total liabilities	101,624	130,993

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,575,562 shares in 2009 and 29,209,863 shares in 2008	2,958	2,921
Additional paid-in capital	41,529	38,873
Accumulated other comprehensive loss	(1,743)	(3,593)
Retained earnings	113,496	120,896

	156,240	159,097
Less treasury stock, at cost, 2,260,996 shares in both 2009 and 2008	(3,153)	(3,153)

Total stockholders’ equity	153,087	155,944

	$254,711	$286,937

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008	2007
Net sales	$209,329	$237,538	$216,662
Cost of sales	148,903	136,407	120,932

Gross profit	60,426	101,131	95,730
Operating expenses	66,755	64,987	59,717

Operating (loss) income	(6,329)	36,144	36,013
Interest expense	3,253	4,300	5,731
Interest income	—	(75)	(214)
Interest capitalized	(44)	(254)	(30)

(Loss) income before provision for income taxes	(9,538)	32,173	30,526
Income taxes (benefit) expense	(3,749)	12,154	11,798

Net (loss) income	$(5,789)	$20,019	$18,728

(Loss) earnings per common share—basic	$(0.21)	$0.75	$0.71

(Loss) earnings per common share—assuming dilution	$(0.21)	$0.73	$0.68

Weighted average shares outstanding—basic	27,120	26,638	26,307

Weighted average shares outstanding—assuming dilution	27,120	27,469	27,436

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2006	28,354,322	$2,835	$34,821	$86,114	$(148)	—	2,226,796	$(2,745)	$120,877
Stocks issued under ESPP	44,372	5	268	—	—	—	—	—	273
Cash dividends on common stock ($0.07 per share)	—	—	—	(1,838)	—	—	—	—	(1,838)
Foreign currency translation adjustment, net	—	—	—	—	212	212	—	—	212
Stock based compensation	—	—	791	—	—	—	—	—	791
Stock options exercised and grants of restricted stock units	252,135	25	671	—	—	—	—	—	696
Net income	—	—	—	18,728	—	18,728	—	—	18,728

Total comprehensive income	—	—	—	—	—	$18,940	—	—	—

Balance, December 31, 2007	28,650,829	2,865	36,551	103,004	64	—	2,226,796	(2,745)	139,739
Stocks issued under ESPP	42,215	4	559	—	—	—	—	—	563
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,127)	—	—	—	—	(2,127)
Foreign currency translation adjustment, net	—	—	—	—	(1,137)	(1,137)	—	—	(1,137)
Unrealized loss on currency forward cover contracts	—	—	—	—	(539)	(539)	—	—	(539)
Changes in fair value of interest swap	—	—	—	—	(1,981)	(1,981)	—	—	(1,981)
Stock based compensation	—	—	822	—	—	—	—	—	822
Treasury stock acquired							34,200	(408)	(408)
Stock options exercised and grants of restricted stock units	516,819	51	941	—	—	—	—	—	992
Net income	—	—	—	20,019	—	20,019	—	—	20,019

Total comprehensive income	—	—	—	—	—	$16,362	—	—	—

Balance, December 31, 2008	29,209,863	2,920	38,873	120,896	(3,593)	—	2,260,996	(3,153)	155,943
Stocks issued under ESPP	48,492	5	496	—	—	—	—	—	501
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,611)	—	—	—	—	(1,611)
Foreign currency translation adjustment, net	—	—	—	—	441	441	—	—	441
Unrealized loss on currency forward cover contracts	—	—	—	—	539	539	—	—	539
Stock based compensation	—	—	1,223	—	—	—	—	—	1,223
Changes in fair value of interest swap	—	—	—	—	870	870	—	—	870
Stock options exercised and grants of restricted stock units	317,207	33	937	—	—	—	—	—	970
Net loss	—	—	—	(5,789)	—	(5,789)	—	—	(5,789)

Total comprehensive loss	—	—	—	—	—	$(3,939)	—	—	—

Balance, December 31, 2009	29,575,562	$2,958	$41,529	$113,496	$(1,743)	—	2,260,996	$(3,153)	$153,087

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Increase (decrease) in cash
Cash flows from operating activities:
Net (loss) income	$(5,789)	$20,019	$18,728
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,050	7,271	6,338
Amortization of intangibles	4,437	4,342	3,750
Loss from foreign currency contracts	—	174	—
Stock-based compensation expense related to stock options, employee stock purchases and directors’ fees	1,223	822	791
Deferred income taxes	(778)	3,700	990
Changes in assets and liabilities associated with operations:
Decrease in net receivables	10,905	4,602	19,174
(Increase) decrease in inventories	18,114	(27,171)	3,173
Increase in Income Tax Receivable	(3,575)	—	—
Increase in prepaid expenses and other assets	(2,898)	(4,913)	(3,745)
Decrease in accounts payable	(3,385)	(1,871)	(1,892)
Increase (decrease) in other payables and accrued expenses	4,647	(6,091)	5,851

Net cash provided by operating activities	31,951	884	53,158

Cash flows from investing activities:
Capital expenditures	(4,322)	(14,444)	(3,500)
Acquisitions of intangible assets	—	(10,439)	(8,038)

Net cash used in investing activities	(4,322)	(24,883)	(11,538)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(21,900)	24,500	(35,500)
Payments on long-term debt	(4,106)	(4,106)	(4,106)
(Decrease) increase in other notes payable	(2,438)	3,750	—
Proceeds from the issuance of common stock	1,470	1,555	969
Acquisition of treasury stock	—	(408)	—
Payment of cash dividends	(1,611)	(2,127)	(1,838)

Net cash (used in) provided by financing activities	(28,585)	23,164	(40,475)

Net (decrease) increase in cash	(956)	(835)	1,145
Cash at beginning of year	1,229	3,201	1,844
Effect of exchange rate changes on cash	110	(1,137)	212

Cash at end of year	$383	$1,229	$3,201

Supplemental cash flow information:
Cash paid during the year for:
Interest	$3,279	$4,135	$6,234

Income taxes	$3,361	$6,785	$11,674

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

During 2009, the Company made payments in the amount of $2,400 associated with product line acquisitions completed in 2007 and 2008. Furthermore, the Company made a payment in the amount of $150 associated with a fixed asset purchase made in 2008.

During 2008, the Company completed the acquisitions of product lines and recorded intangible assets in the amount of $10,439 of which $8,839 was paid in cash during the period. Also during 2008, the Company completed an asset purchase and recorded assets in the amount of $350 of which $200 was paid in cash during the year. At December 31, 2009, $1,200 remains outstanding related to these transactions.

During 2007, the Company completed the acquisition of a product line in connection of which, the Company recorded intangible assets in the amount of $10,008 of which $8,008 was paid in cash during the period. At December 31, 2009, there is no remaining outstanding balance associated with this transaction.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2009	2008	2007
Net sales:
Crop	$175,872	$193,273	$185,886
Non-crop	33,457	44,265	30,776

	$209,329	$237,538	$216,662

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

Freight, Delivery and Warehousing Expense—Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $15,515 in 2009, $19,566 in 2008 and $17,263 in 2007.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of operations and were $2,632 in 2009, $3,267 in 2008 and $1,734 in 2007.

Inventories—The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company writes down and makes adjustments to its inventory carry values as a result of the effects of unutilized capacity, net realizable value assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect actual manufacturing cost.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of inventories consist of the following:

	2009	2008
Finished products	$66,116	$83,744
Raw materials	6,396	6,882

	$72,512	$90,626

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

Accrued Program Costs—The Company has adopted FASB ASC 605 [Emerging Issues Task Force Issue No. 01-9], Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-9”). In accordance with FASB ASC 605, the Company classifies certain payments to its customers as a reduction of sales revenues. Other payments are operating expenses. The Company describes these costs overall as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. Essentially they are volume or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season. Each quarter management applies experience and market place knowledge to estimate the current liability.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815 [SFAS 133], Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair or market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820 [SFAS 157], Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). At December 2008, the Company put in place a hedge against the foreign currency exposure of a foreign currency denominated forecast purchase transaction. The Company re-evaluates the effectiveness of its derivative instruments using the dollar offset ratio and the cumulative dollar offset method for ineffectiveness. These re-evaluations are performed at the end of each quarter. The Company did not enter into any foreign currency hedge contracts during 2009. As of December 31, 2009 and 2008, the Company also has in place two interest rate swap contracts that are accounted for under FASB ASC 815. The Company qualifies for the short cut method for these swaps and performs quarterly re-evaluations to determine continued qualification for this method. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income (loss). If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at December 31, 2009 and 2008, the Company’s derivative instruments have been tested and a charge of $0 and $174, respectively, has been taken to other income as a result.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350 [SFAS No. 142], “Goodwill and Other Intangible Assets”. Under the provisions of FASB ASC 350, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization, consisting of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as; future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2009 and there were no impairment losses recorded.

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

Per Share Information—FASB ASC 260 [SFAS No. 128], Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	2009	2008	2007
Numerator:
Net (loss) income	$(5,789)	$20,019	$18,728

Denominator:
Weighted average shares outstanding—basic	27,120	26,638	26,307
Assumed exercise of stock options—fully dilutive	—	831	1,129

	27,120	27,469	27,436

The assumed exercise of 1,145 stock options has been excluded from fully diluted earnings per share for the year ended December 31, 2009 because to do so would be anti-dilutive.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—The Company accounts for stock-based awards to employees and directors using FASB ASC 718 [SFAS No. 123 (revised 2004)], “Share-Based Payment”. When applying the provisions of FASB ASC 718, the Company also applies the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110.

FASB ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations included compensation expense for the share-based payment awards granted subsequent to December 31, 2005. In conjunction with the adoption of FASB ASC 718 in 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for periods subsequent to December 31, 2005 has been reduced for forfeiture as required by FASB ASC 718. Estimated forfeitures recognized in the Company’s Consolidated Statement of Operations exceed actual forfeitures incurred at December 31, 2009 by $70. The Company estimates that 4.8 percent of all restricted stock grants will be forfeited. Estimated forfeitures for option awards are immaterial.

As of December 31, 2009, the Company had approximately $19 of unamortized stock-based compensation expenses related to unvested options, which will be recognized over the weighted-average period of 1.2 years. As of December 31, 2009, the Company had approximately $1,639 of unamortized stock-based compensation expenses related to unvested restricted stock, which will be recognized over the weighted-average period of 1.8 years. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

2008
Risk free interest rate	2.45%
Dividend yield	.50%
Volatility factor	50%
Weighted average life (years)	5 years

The weighted average grant-date fair values of options granted during 2008 were $7.11. There were no option shares granted during 2009.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Guidance

In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, an amendment of FASB ASC 855 [FAS 165] “Subsequent Events”. The objective of the standard is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. Equally, the standard makes clear circumstances when details of a subsequent event need not be included in the Company’s public filing. The standard clarifies that SEC filers are still required to evaluate subsequent events through the date its financial statements are issued, however, SEC filers are no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The Company has adopted the standard.

In October 2009, FASB updated the Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The amendments in this Update will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will monitor its sales activities in the future that may be affected by this update.

In September 2009, FASB updated FASB ASC 820 [FAS 157], “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This guidance pertains to investments that do not have readily determinable fair values as defined in the Master Glossary of the FASB Accounting Standards Codification (those investments are not listed on national exchanges or over-the-counter markets such as the National Association of Securities Dealers Automated Quotation System). Examples of these investees (also referred to as alternate investments) may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This particular update does not apply to the Company as the Company does not have any alternate investments such as offshore fund vehicles, real estate funds and others as defined by this Accounting Standards Update (“ASU”). We will continue to monitor the Company’s activities in the future that might be affected by this update.

In June 2009, the FASB issued FASB ASC 105 [FAS 168] “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This new statement identifies the source of accounting principles and the framework for selecting principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with US GAAP. The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reviewed the details of the statement and concluded that changes in codification structure will have no effect on the financial reporting of the Company. The Company adopted the pronouncement and the 10-K filing reflected the citations under the codification.

On April 9, 2009, the FASB issued FASB ASC 820 [FAS 157-4], “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. This is additional clarification and advice on FASB ASC 820 which was

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 12, 2008, FASB issued FASB ASC 815 [FSP FAS 133-1]. This FSP seeks to clarify the application of FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including embedded credit derivatives. Furthermore, the FSP amends FASB Interpretation No 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requiring additional disclosures related to payment/risk. Finally, this FSP clarifies the effective date of FASB ASC 815, Disclosure about Derivative Instruments and Hedging Activities. It is effective for reporting periods (annual or interim) ending after November 15, 2008. We have reviewed the position paper and concluded that we do not participate in the derivatives selling market, nor do we have any guarantees related to the debts of others. We will reconsider the applicability of this statement should our business circumstances change.

In March 2008, FASB issued FASB ASC 815 [SFAS No. 161], Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has reviewed the standard and believes its current reporting meets the requirements of the standards.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2009 and 2008 consists of the following:

	2009	2008	Estimated useful lives
Land	$2,458	$2,458
Buildings and improvements	7,368	7,330	10 to 30 years
Machinery and equipment	75,170	69,841	3 to 15 years
Office furniture, fixtures and equipment	5,848	5,479	3 to 10 years
Automotive equipment	245	209	3 to 6 years
Construction in progress	1,104	2,554

	92,193	87,871
Less accumulated depreciation	52,997	46,630

	$39,196	$41,241

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Note payable, secured by certain real property, payable in monthly installments of $9, plus interest (2.233% as of December 31, 2009) with remaining unpaid principal due April 1, 2011	$2,048	$2,154
Term loan, secured by personal property, payable in quarterly principal installments of $1,000 plus interest (1.99% as of December 31, 2009) through December 31, 2009 and $2,000 plus interest thereafter with remaining unpaid principal due December 15, 2013(a)	48,000	52,000
Product acquisitions	1,200	3,600
Asset Purchase Agreement	112	150
Revolving line of credit (interest rate of 3.25% at December 31, 2009)(a)	2,600	24,500

	53,960	82,404
Less current installments	8,528	6,656

	$45,432	$75,748

Approximate principal payments on long-term debt mature as follows:

2010	$8,528
2011	12,964
2012	8,422
2013	24,022
2014	24

$53,960

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Under the term of the Credit Agreement (the “Credit Agreement”) dated December 19, 2006 among AMVAC (and its affiliates) and a syndicate of commercial lenders led by the Bank of West (as arranger, syndication agent, swing line lender and L/C lender) the Company is party to a $123,000 secured, senior credit facility. The credit facility consists of a $75,000 revolving line of credit and $48,000 term loan; it also includes an accordion term feature of $30,000. Under the Credit Agreement, these loans bear interest at the prime rate (“Prime Rate Loans”), or at the Company’s option, a fixed rate of interest offered by the Bank (such as adjusted LIBOR rate plus certain margins, in each case dependent on certain debt ratios (“Eurodollar Rate Loans”). The senior secured revolving line of credit matures on December 15, 2011 and term loan matures on December 15, 2013. These loans contain certain covenants (with which the Company is in compliance) as defined in the agreement. The Company had $1,530 of availability under its revolving line of credit as of December 31, 2009.

On March 5, 2010, AMVAC, as borrower, and its affiliates (including the Company), as guarantors, entered into a First Amendment to Credit Agreement (the “First Amendment”) with a syndicate of commercial lenders led by the Bank of the West as arranger, syndication agent, swing line lender and L/C lender which amends the Credit Agreement. Under the terms of the First Amendment, (i) the Consolidated Funded Debt Ratio for the quarters of calendar year 2010 is changed from a ratio of 2.50:1.00 to a range of from 5.25:1.00 to 3.00:1.00; (ii) the Consolidated Fixed Charge Coverage Ratio for Q4 2009 and Q1 and Q2 of 2010 is changed from 1.50:1.00 to 1.25:1.00; (iii) the Prime Rate Loan provision is changed to be an alternate base rate (“Alternate Base Rate”) to be based upon the greater of (x) prime rate, (y) the federal funds rate plus 1%, and (z) the daily one-month LIBOR plus 1%; and (iv) the Eurodollar Rate and Alternate Base Rates are increased by a range of between 1.25% and 2.25%. The First Amendment does not alter any of the loan commitments under the credit facility.

Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at December 31, 2009 and December 31, 2008. These are summarized in the following table:

Indebtedness	December 31, 2009			December 31, 2008
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$40,000	$8,000	$48,000	$48,000	$4,000	$52,000
Real estate	1,942	106	2,048	2,048	106	2,154
Working Capital Revolver	2,600	—	2,600	24,500	—	24,500
Asset Purchase	90	22	112	—	150	150
Other notes payable	800	400	1,200	1,200	2,400	3,600

Total Indebtedness	$45,432	$8,528	$53,960	$75,748	$6,656	$82,404

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2009 and 2008 was $21,717 and $26,269. The weighted average interest rate on the revolving credit line during the years ended December 31, 2009 and 2008 was 3.7% and 4.4% respectively.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Income Taxes

The components of income tax (benefit) expense are:

	2009	2008	2007
Current:
Federal	$(2,091)	$5,638	$8,031
State	(981)	1,971	2,001
Foreign	293	845	776
Deferred:
Federal	72	3,411	737
State	(898)	289	253

	$(3,749)	$12,154	$11,798

Total income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35.0% to income before income tax expense as a result of the following:

	2009	2008	2007
Computed tax (benefit) provision at statutory Federal rates	$(3,339)	$11,261	$10,656
(Decrease) Increase in taxes resulting from:
State taxes, net of Federal income tax benefit	(431)	1,544	1,451
Other expenses	21	(651)	(309)

	$(3,749)	$12,154	$11,798

	2009	2008	2007
Domestic	$(10,841)	$29,170	$27,926
Foreign	1,303	3,003	2,600

	$(9,538)	$32,173	$30,526

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2009 and 2008 relate to the following:

	2009	2008
Current:
Inventories	$7,128	$2,200
State income taxes	—	707
Vacation pay accrual	215	213
Stock based compensation	—	—
Accrued bonuses	—	735
Bad Debt	150	—
Tax Credit	209	—
NOL Carry Forward	143	—
Other	40	288

Net deferred tax asset	7,885	4,143

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(10,388)	(8,360)
State Income Taxes	(515)	—
Accrued bonuses	(126)	—
Legal fees	(814)	(719)
Prepaid expenses	(1,163)	(1,155)

Net deferred tax liability	(13,006)	(10,234)

Total net deferred tax liability	$(5,121)	$(6,091)

The following is a rollforward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the fiscal year ended December 31, 2009:

Gross Unrealized Tax Benefits
Balance at December 31, 2008	$—
Additions for tax positions related to the current Year	68
Additions for tax positions related to the prior year	113

Balance at December 31, 2009	$181

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2009, the Company had approximately $100 in interest and penalties related to recognized tax benefits accrued. It is not expected that the amounts of unrecognized tax benefits will change in the next 12 months.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

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

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB ASC 740 [Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48], on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740 [SFAS No. 109, Accounting for Income Taxes]. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The implementation of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004—2009, the years which remain subject to examination by major tax jurisdictions.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 20, 2009, in a case captioned Osorio v. Dole Food Company, the U.S. District Court for the Southern District of Florida entered an order in which it refused to recognize a $97 million judgment that had been rendered by a trial court in Chinandega, Nicaragua in favor of 150 plaintiffs against Dow and Dole under Special Law 364 for alleged exposure to DBCP. In reaching its decision in Osorio, the court found that it was improper to recognize the Nicaraguan court’s judgment under the Florida Recognition Act because: Special Law 364 is fatally unfair and discriminatory and fails to provide defendants with a minimum level of due process; the irrefutable presumption of causation under Special Law 364 violates public policy; and the Nicaraguan judgment was rendered under a system which does not provide impartial tribunals. In light of both the decision in Osorio and the Los Angeles Superior Court’s finding of pervasive fraud in Mejia and Rivera (as described below), AMVAC believes that its exposure to liability in Nicaragua cases is significantly diminished. Accordingly, the Company believes that a loss in these matters is neither probable nor reasonably estimable and has not incurred a loss contingency therefor.

Recently Dismissed State Court Cases

Over the course of 2009, a number of active state court cases involving DBCP claims were dismissed. They are described below.

Mejia. On September 20, 2005, Rodolfo Mejia et al. v. Dole Food Company, Inc. et al., was filed in the Los Angeles County Superior Court on behalf of 16 Nicaraguan plaintiffs, with several other plaintiffs subsequently added, who claimed sterility or reduced sperm counts and were allegedly DBCP applicators. Punitive damages were sought against each defendant. The court advised that discovery would be limited to 20 plaintiffs and any others beyond that number must be transferred to another case. Discovery on the claims of the plaintiffs began, and plaintiffs’ counsel dismissed the claims of several plaintiffs leaving only 10 plaintiffs from the original group, one of whom the Company had settled with in an earlier action entitled Tellez. In late 2008, Defendant Dole reported that its investigation of this matter revealed potential fraud among plaintiffs and certain of plaintiffs’ counsel regarding the claims alleged in the action. In response, the court entered a protective order and permitted discovery to proceed relating to these fraud allegations. While the court had originally set a preliminary trial for September 10, 2009 to determine whether the plaintiffs have committed fraud in filing their claims, in the face of evidence showing fraud, on March 11, 2009, the court issued an order to show cause (“OSC”) why the matter should not be dismissed with prejudice. A three day evidentiary hearing on the OSC commenced April 21, 2009, at the conclusion of which the court found that there had been “massive amounts of evidence demonstrating the recruiting and training of fraudulent plaintiffs to bring cases in both the Nicaraguan and U.S. courts” and that “what has occurred here is not just a fraud on this court, but is a blatant extortion of the defendants.” The court found further that the conduct of “plaintiffs and [certain of] plaintiffs’ attorneys [was] so outrageous and pervasive and profound that it far exceed[ed] anything described … in any of the reported cases” and that the standard for awarding termination sanctions had been “indisputably met” under a clear and convincing standard. Accordingly, as of April 23, 2009, the court dismissed both Mejia and Rivera (described below) with prejudice.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rivera. On October 26, 2007, an action entitled Rivera et al. v. Dole Food Company, Inc. was filed on behalf of four Nicaraguan plaintiffs in the Los Angeles County Superior Court against Dole Food Company, Inc., Dole Fresh Fruit Company, Standard Fruit Company, Standard Fruit and Steamship Company, the Dow Chemical Company, and AMVAC Chemical Corporation. The complaint alleges that the four plaintiffs worked at various banana farms in Nicaragua and were exposed to DBCP from 1975 to 1990, suffering irreversible sterility or infertility. The complaint seeks unspecified compensatory and punitive damages against each defendant. The suit was assigned to the same judge for case management and trial as in the Mejia matter. After the complaint was amended and several plaintiffs were added to Mejia, one plaintiff remained in Rivera and the action was stayed pending resolution of Mejia. As described above, following the OSC hearing that concluded April 23, 2009, the court dismissed both Rivera and Mejia with prejudice.

Patrickson. In October 1997, AMVAC was served with a complaint(s) in which it was named as a defendant. The matter was filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al., and alleges damages sustained from sterility and other injuries caused by exposure of plaintiffs (banana workers) to DBCP while applying the product in their native countries from 1959 through at least 1997. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The matter was eventually transferred to state court in Oahu. On June 9, 2009, that court granted defendants’ motion for summary judgment and dismissed the action with prejudice as to six of the plaintiffs, finding that these plaintiffs were barred from making their claims under the applicable statute of limitations. The remaining four plaintiffs were subsequently dismissed without prejudice.

Ivory Coast Cases. On October 6, 2006, AMVAC was served with seven suits filed in the Los Angeles County Superior Court and one suit in the United States District Court in Los Angeles that include a total of 668 residents of the Ivory Coast as plaintiffs. Each plaintiff claims bodily injuries from exposure to DBCP while residing or working on banana or pineapple plantations in that country from the 1970s to the present. The suits name AMVAC, Dow Chemical, Shell Oil Company, and Dole Food as defendants. All these suits also seek punitive damages, and the action filed in federal court alleged a claim under the Alien Tort Claims Act, alleging that the sale and use of DBCP amounted to genocide in the Ivory Coast. Defendants successfully obtained the dismissal of these federal claims. In the seven state court actions, plaintiffs’ counsel petitioned the court to withdraw from representing plaintiffs. On September 28, 2009, the court granted the motion of plaintiffs’ counsel and ordered that unless the plaintiffs either appear in person before the court or appoint new counsel by October 30, 2009, the court intended to dismiss the actions without prejudice. In light of the fact that plaintiffs failed either to appoint new counsel or to appear personally, the court dismissed these actions without prejudice on October 30, 2009.

Pending State Court Cases.

Louisiana Cases. In November 1999, Amvac Chemical Corporation was served with three complaints filed in the 29 th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants are: Dow Chemical Company, Occidental Chemical Corporation, Shell Oil Company, Standard Fruit, Dole Food, Chiquita Brands, Tela Railroad Company, Compania Palma Tica, and Del Monte Fresh Produce. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case , the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursed only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading. No discovery has taken place. At this stage, the Company believes that a loss in these matters is neither probable nor reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Mississippi Cases. In May 1996, AMVAC was served with five complaints (in which it is named as a defendant) by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against one or more of the following named defendants: Coahoma Chemical Co. Inc., Shell Oil Company, Dow Chemical Co., Occidental Chemical Co., Standard Fruit Co., Standard Fruit and Steamship Co., Dole Food Co., Inc., Dole Fresh Fruit Co., Chiquita Brands, Inc., Chiquita Brands International, Inc. and Del Monte Fresh Produce, N.A. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars ($50). No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. At this stage, the Company believes that a loss in these matters is neither probable nor reasonably estimable and, accordingly, has not accrued a loss contingency therefor.

Adams v. Dole Food Co. et al. On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al. in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While no discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. At this stage, the Company believes that, while remotely possible, a loss is neither probable nor reasonably estimable and, accordingly, it has not accrued loss contingency therefor.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B. Other Matters

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

On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts, AMVAC believes that the action has no merit and intends to defend it vigorously. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. Discovery has commenced but has yet to be completed. At this point, the Company believes that, while remotely possible, a loss in this matter is neither probable nor reasonably estimable, and, accordingly, it has not accrued a loss contingency therefor.

On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brasil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company intends to challenge the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss in the amount of between $35 and $70 is probable and has set up a loss contingency in the amount of $70.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $690, $761 and $746 in 2009, 2008 and 2007.

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

Shares of common stock purchased through the Plan for 2009, 2008 and 2007 were 48,492, 42,215 and 44,372, respectively.

(6) Major Customers and Export Sales

In 2009, there were three companies that accounted for 21%, 20% and 10% of the Company’s consolidated sales. In 2008, there were three companies that accounted for 18%, 19% and 12% of the Company’s consolidated sales. In 2007, there were three companies that accounted for 26%, 22% and 11% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 13%, 13% and 9% of the Company’s receivables as of December 31, 2009. The Company had three significant customers who each accounted for approximately 23%, 14% and 7% of the Company’s receivables as of December 31, 2008. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Mexico	$11,423	$12,319	$8,468
Canada	7,378	10,918	5,117
South & Central America	6,604	7,599	7,638
Asia	5,214	3,582	3,556
Europe	3,134	2,725	3,110
Africa	2,399	2,727	3,412
Other international	1,812	1,380	1,631

	$37,964	$41,250	$32,932

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Royalties

The Company had various royalty agreements in place extending through December 2008. These agreements relate to the acquisition of certain products as well as licensing arrangements. No agreement contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $37, $95 and $368, respectively, for 2009, 2008 and 2007.

(8) Product Acquisitions

All product acquisitions made prior to January 1, 2009 have been accounted for as asset purchases and not businesses pursuant to FASB ASC 805 [FASB 141 and EITF 98-3].

On May 16, 2008, AMVAC completed the acquisition of the Thimet insecticide product line from Aceto Agricultural Chemicals Corporation (“Aceto Ag”). Thimet is used on agricultural crops, mainly potatoes, corn, cotton, rice, sugarcane and peanuts, to protect against chewing and piercing-sucking insect. Purchased assets included registrations, data, know-how and certain inventories. The acquisition was made in connection with the settlement of litigation between AMVAC and Aceto Ag.

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

On December 28, 2007, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”) between AMVAC and BASF, through which AMVAC purchased the global Counter product line from BASF. The Company anticipates growing sales of its Phorate-based product Thimet® (acquired in 2005) and its Counter-based product Counter® in the coming years.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

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

The following schedule represents intangible assets recognized in connection with product acquisitions (See note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2006	$79,030
Acquisitions during fiscal 2007	10,038
Amortization expense	(3,750)

Intangible assets at December 31, 2007	85,318
Acquisitions during fiscal 2008	10,439
Impact of movement in exchange rates and other adjustments	(336)
Amortization expense	(4,342)

Intangible assets at December 31, 2008	91,079
Acquisitions during fiscal 2009	—
Impact of movement in exchange rates and other adjustments	331
Amortization expense	(4,437)

Intangible assets at December 31, 2009	$86,973

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

	2009	2008
Gross carrying amount	$109,724	$109,393
Accumulated amortization	(22,751)	(18,314)

	$86,973	$91,079

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule represents future amortization charges related to intangible assets recognized in connection with product acquisitions:

Year ending December 31,
2010	$4,393
2011	4,393
2012	4,393
2013	4,393
2014	4,393
Thereafter	65,008

$86,973

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2006	$—
Additional obligations acquired	2,000
Payments on existing obligations	—

Obligations under acquisition agreements at December 31, 2007	2,000
Additional obligations acquired	1,600
Payments on existing obligations	—

Obligations under acquisition agreements at December 31, 2008	3,600
Additional obligations acquired	—
Payments on existing obligations	2,400

Obligations under acquisition agreements at December 31, 2009	$1,200

(9) Commitments

The Company and Eric G. Wintemute entered into a written employment agreement, dated as of January 15, 2008, pursuant to which Mr. Wintemute serves as the Company’s President and Chief Executive Officer. Mr. Wintemute’s annual base compensation is $546 (increased in early 2009 from $527). In light of the Company’s financial performance, in August 2009 Mr. Wintemute took a voluntary 10 percent reduction of his base compensation of indefinite duration such that, as of December 31, 2009, his base annual salary was $491. Mr. Wintemute may receive a bonus in an amount as determined by the Board based on his performance against reasonable qualitative and quantitative benchmarks as determined by the Board. The agreement also provides Mr. Wintemute with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1.5 per month and reimbursement for reasonable and customary business expenses. Mr. Wintemute’s agreement is of indefinite duration, unless terminated by the Company. If the Company terminates Mr. Wintemute’s employment without cause and not due to disability or death, the Company shall pay to Mr. Wintemute an amount equal to two times the average annual cash compensation received by him over the course of the two immediately preceding calendar years. If Mr. Wintemute dies during the term of the agreement, the Company will pay his designated beneficiary any amounts (including salary) and continue any benefits due to Mr. Wintemute under the agreement for 12 months after his death.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 5, 2009, Amvac entered into an Employment Agreement with Trevor Thorley under which Mr. Thorley will serve as Executive Vice President and Chief Operating Officer. The agreement contains the following material terms: three year term; annual base salary of $372; in the event of termination without cause during the term of the agreement Mr. Thorley will receive as severance pay an amount equal to the greater of (x) his annual base salary for the remainder of the term (not to exceed two years’ annual base salary) and (y) one year’s base salary. In light of the Company’s financial performance, in August 2009, Mr. Thorley took a voluntary 10 percent reduction of his base compensation of indefinite duration such that, as of December 31, 2009, his base annual salary was $335. Mr. Thorley may receive a bonus in an amount as determined by the Board based on his performance against reasonable qualitative and quantitative benchmarks as determined by the Board. The agreement also provides Mr. Thorley with certain additional benefits which are customary for executives at this level in the industry, including a car allowance of $1.5 per month and reimbursement for reasonable and customary business expenses. In addition, on January 5, 2009, Mr. Thorley was awarded 8,347 shares of restricted stock of the Corporation, which shares will vest in equal tranches on each of the first, second and third anniversary of the date of award as per the terms of a Restricted Stock Agreement. Finally, the Corporation and Mr. Thorley entered into a Change in Control Severance Agreement dated January 5, 2009 which provides, among other things, that if during the Change in Control Period (which expires December 31, 2013), there is a Change of Control (as defined therein) and the Corporation terminates Mr. Thorley’s employment without cause, then he will be entitled to receive (subject to the terms thereof) two times his base annual salary, continuation of medical benefits for 24 consecutive months, and an acceleration of his rights to acquire securities of the Corporation.

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with twelve-months notice. The long-term ground lease at Marsing is for a period of 25 years (commencing in May 2008) with automatic twenty-five year extensions thereafter. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $452, $399 and $315. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2010	$413
2011	135
2012	135
2013	135
2014	135
Thereafter	1,760

$2,713

(10) Research and Development

Research and development expenses which are included in operating expenses were $4,714, $3,410 and $2,013 for the years ended December 31, 2009, 2008 and 2007.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

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

The Company granted incentive stock options to purchase 6,779 shares in 2008 of common stock to employees. The option granted in 2008 vests annually over three years. All options granted are non-assignable and non-transferable. No options were granted in 2009.

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2009.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2006	1,820,537	130,680	$6.09	$6.13

Options granted ($15.75)	6,349	—	15.75
Options exercised, range from $1.76—$15.75	(143,466)	(39,840)	4.38
Options expired	(13,334)	—	(12.94)

Balance outstanding, December 31, 2007	1,670,086	90,840	$6.25	$6.17

Options granted ($14.75)	6,779	—	14.75
Options exercised, range from $1.76—$8.10	(324,134)	(42,440)	1.25
Options expired	(9,400)	—	(14.74)

Balance outstanding, December 31, 2008	1,343,331	48,400	$7.22	$7.18

Options exercised, range from $3.52—$3.55	(198,000)	—	3.55
Options expired	—	(48,400)	(14.45)

Balance outstanding, December 31, 2009	1,145,331	—	$7.55	$7.52

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to stock options at December 31, 2009 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67—$4.93	552,000	16	$3.78	552,000	$3.78
$8.10	325,000	11	$8.10	325,000	$8.10
$11.30—$14.99	268,331	34	$14.64	263,813	$14.64

	1,145,331		$7.55	1,140,813	$7.52

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2008 and 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2008:
Incentive Stock Option Plans:
Outstanding	1,343,331	$6.96	28	$7,161
Expected to Vest	1,343,331	$6.96	28	$7,161
Exercisable	1,336,552	$6.92	28	$7,161

Non-statutory Stock Option Plans:
Options Outstanding	48,400	$14.45	5	$—
Expected to Vest	48,400	$14.45	5	$—
Options Exercisable	48,400	$14.45	5	$—

As of December 31, 2009:
Incentive Stock Option Plans:
Outstanding	1,145,331	$7.55	28	$2,562
Expected to Vest	1,145,331	$7.55	28	$2,562
Exercisable	1,140,813	$7.52	28	$2,562

Non-statutory Stock Option Plans:
Options Outstanding	—	$—	—	$—
Expected to Vest	—	$—	—	$—
Options Exercisable	—	$—	—	$—

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $895, $4,358 and $1,977, respectively. Cash received from stock options exercised during 2009, 2008 and 2007 was $702, $920 and $803, respectively.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had approximately $19 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Stock Grants

During 2009, the Company issued a total of 135,033 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of the grant. The values of the grants range from $11.73 to $11.98 per share based on the publicly traded share prices. The total value of $1,189 will be recognized over the related service periods. During 2009, 15,206 shares of common stock granted to employees were forfeited.

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

A status summary of nonvested shares as of and for the year ending December 31, 2009, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2009	169,275	$12.43
Granted	135,033	11.39
Vested	(33,845)	10.33
Forfeited	(15,026)	$12.33
Nonvested shares at December 31, 2009	255,437	$12.17

As of December 31, 2009, there remains an un-amortized balance of $1,639, which will be recognized over the remaining weighted-average period service period of 1.8 years. This projected expense will change if there are new stock grant or if existing grants are cancelled prior to the respective reporting period. The Company expects that approximately 96% of all nonvested stock grants will vest during 2010 and 2011. As of December 31, 2009 no restricted stock grants have vested.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Quarterly Data—Unaudited

Quarterly Data—2009	March 31	June 30	September 30	December 31
Net sales	$44,637	$47,485	$66,371	$50,836
Gross profit	18,556	16,419	21,364	4,087
Net income (loss)	699	(4)	2,097	(8,581)
Basic net income (loss) per share	.03	—	.08	(.32)
Diluted net income (loss) per share	.03	—	.08	(.32)

Quarterly Data—2008
Net sales	$40,934	$57,908	$67,636	$71,060
Gross profit	17,736	23,612	28,786	30,997
Net income	1,733	4,342	6,029	7,915
Basic net income per share	.07	.16	.23	.30
Diluted net income per share	.06	.16	.22	.29

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

Significant Fourth Quarter Adjustments

The Company took a onetime non-cash charge in the amount of $13,509 in the fourth quarter of 2009 relating to inventory cost reductions arising primarily from our assessment of net realizable value.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, which was filed on March 30, 2004 with the Securities Exchange Commission and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004, which was filed with the Securities Exchange Commission on February 23, 2005 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008, which was filed with the Securities Exchange Commission on May 12, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan, (filed as Exhibit 10.3 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan, (filed as Exhibit 10.4 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated January 15, 2008 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on March 17, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004, which was filed with the Securities Exchange Commission on May 10, 2005 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.12	Employment Agreement dated as of January 5, 2008 between AMVAC Chemical Corporation and Trevor Thorley (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 which was filed with the Securities Exchange Commission on March 13, 2009 and incorporated herein by reference).

10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

10.14	Credit Agreement dated as of December 19, 2006 by and among AMVAC Chemical Corporation and certain affiliates and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 which was filed with the Securities Exchange Commission on March 14, 2007 and incorporated herein by reference).

10.15	First Amendment to Credit Agreement dated as of March 5, 2010 by and among AMVAC Chemical Corporation (and certain affiliates) and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on March 8, 2010 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.