Form 10-Q
period 2010-03-31
AMERICAN VANGUARD CORP
filed 2010-05-06
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Common Stock, $.10 Par Value—27,333,530 shares as of May 3, 2010.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	For the three months ended March 31
	2010	2009
Net sales	$46,712	$44,637
Cost of sales	27,788	26,081

Gross profit	18,924	18,556
Operating expenses	15,168	16,563

Operating income	3,756	1,993
Interest expense	761	886
Interest capitalized	(10)	(21)

Income before income tax	3,005	1,128
Income tax expense	1,178	429

Net income	$1,827	$699

Earnings per common share—basic	$.07	$.03

Earnings per common share—assuming dilution	$.07	$.03

Weighted average shares outstanding—basic	27,346	27,004

Weighted average shares outstanding—assuming dilution	27,623	27,663

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS (note 7)

	Mar. 31, 2010	Dec. 31, 2009
	(Unaudited)	(Note)
Current assets:
Cash	$1,520	$383
Receivables:
Trade, net of allowance for doubtful accounts of $650 and $635, respectively	53,298	40,681
Other	219	382

	53,517	41,063

Inventories	74,339	72,512
Prepaid expenses	2,356	2,143
Income taxes receivable	3,514	3,575

Total current assets	135,246	119,676
Property, plant and equipment, net	39,462	39,196
Intangible assets	85,837	86,973
Other assets	9,363	8,866

	$269,908	$254,711

(Continued)

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Mar. 31, 2010	Dec. 31, 2009
	(Unaudited)	(Note)
Current liabilities:
Current installments of long-term debt	$8,528	$8,528
Accounts payable	17,725	11,401
Accrued program costs	15,665	27,188
Accrued expenses and other payables	3,863	3,762
Income taxes payable	996	—

Total current liabilities	46,777	50,879
Long-term debt, excluding current installments	62,284	45,432
Other Long-term Liabilities	192	192
Deferred income taxes	5,121	5,121

Total liabilities	114,374	101,624

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,594,526 shares at March 31, 2010 and 29,575,562 shares at December 31, 2009	2,959	2,958
Additional paid-in capital	42,007	41,529
Accumulated other comprehensive loss	(1,331)	(1,743)
Retained earnings	115,052	113,496

	158,687	156,240
Less treasury stock, at cost, 2,260,996 shares at March 31, 2010 and at December 31, 2009	(3,153)	(3,153)

Total stockholders’ equity	155,534	153,087

	$269,908	$254,711

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

For The Three Months Ended March 31, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2009	29,575,562	$2,958	$41,529	$113,496	$(1,743)	—	2,260,996	$(3,153)	$153,087
Stocks issued under ESPP	33,958	3	276	—	—	—	—	—	279
Cash dividends on common stock ($0.01 per share)	—	—	—	(271)	—	—	—	—	(271)
Foreign currency translation adjustment, net	—	—	—	—	303	303	—	—	303
Stock based compensation	—	—	202	—	—	—	—	—	202
Change in fair value of interest rate swaps	—	—	—	—	233	233	—	—	233
Unrealized loss on currency forward cover contracts	—	—	—	—	(124)	(124)	—	—	(124)
Retirement of restricted stock units	(14,994)	(2)	—	—	—	—	—	—	(2)
Net income	—	—	—	1,827	—	1,827	—	—	1,827

Total comprehensive income	—	—	—	—	—	$2,239	—	—	—

Balance, March 31, 2010	29,594,526	$2,959	$42,007	$115,052	$(1,331)	—	2,260,996	$(3,153)	$155,534

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2010 and 2009

(Unaudited)

Increase (decrease) in cash	2010	2009
Cash flows from operating activities:
Net income	$1,827	$699
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	2,738	2,712
Amortization of other long term assets	788	663
Stock-based compensation	202	238
Changes in assets and liabilities associated with operations:
Increase in net receivables	(12,454)	(12,159)
Increase in inventories	(1,827)	(21,901)
Increase in prepaid expenses and other assets	(1,622)	(1,844)
Increase in accounts payable	6,556	5,559
Decrease in income tax receivable	61	—
Decrease in other current liabilities	(10,696)	(6,424)

Net cash used in operating activities	(14,427)	(32,457)

Cash flows from investing activities:
Capital expenditures	(1,868)	(945)

Net cash used in investing activities	(1,868)	(945)

Cash flows from financing activities:
Net borrowings under line of credit agreement	18,900	34,500
Principal payments on long-term debt	(2,027)	(1,176)
Decrease in other notes payable	(21)	—
Proceeds from the issuance of common stock (sale of stock under ESPP)	277	291

Net cash provided by financing activities	17,129	33,615

Net increase in cash	834	213
Cash and cash equivalents at beginning of year	383	1,229
Effect of exchange rate changes on cash	303	5

Cash and cash equivalents as of March 31	$1,520	$1,447

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Property, plant and equipment at March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009
Land	$2,458	$2,458
Buildings and improvements	7,762	7,368
Machinery and equipment	75,349	75,170
Office furniture, fixtures and equipment	5,831	5,848
Automotive equipment	300	245
Construction in progress	2,362	1,104

	94,062	92,193
Less accumulated depreciation	54,600	52,997

	$39,462	$39,196

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2010	December 31, 2009
Finished products	$66,288	$66,116
Raw materials	8,051	6,396

	$74,339	$72,512

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2010	2009
Net sales:
Crop	$36,805	$36,805
Non-crop	9,907	7,832

	$46,712	$44,637

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

5. On March 4, 2010, the Board of Directors declared a cash dividend of $0.01 per share. The dividend was distributed on April 16, 2010 to stockholders of record at the close of business on April 2, 2010. Cash dividends paid April 16, 2010 totaled $271.

On March 9, 2009, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2009, to stockholders of record at the close of business on March 31, 2009. Cash dividends paid April 15, 2009 totaled $1,341.

6. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 [Statement of Financial Accounting Standard (“SFAS”) No. 128] Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$1,827	$699

Denominator:
Weighted averages shares outstanding	27,346	27,004
Assumed exercise of stock options	277	659

	27,623	27,663

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	March 31, 2010			December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$38,000	$8,000	$46,000	$40,000	$8,000	$48,000
Real estate	1,915	106	2,021	1,942	106	2,048
Working Capital Revolver	21,500	—	21,500	2,600	—	2,600
Asset Purchase	69	22	91	90	22	112
Other notes payable	800	400	1,200	800	400	1,200

Total Indebtedness	$62,284	$8,528	$70,812	$45,432	$8,528	$53,960

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions,

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of March 31, 2010 the Company met all covenants in that credit facility1.

At March 31, 2010, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $55,576 under the credit facility agreement.

For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2010 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,
	2010	2009
Net income	$1,827	$699
Change in fair value of interest rate swaps	233	155
Unrealized (loss) gain on currency forward cover contracts	(124)	539
Foreign currency translation adjustment	303	5

Comprehensive income	$2,239	$1,398

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718 [SFAS No. 123 (revised 2004)], “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

Stock Options—During the three months ended March 31, 2010, the Company amended an option to extend the expiration date for a terminated employee to purchase 72,000 shares of common stock. The award would have expired 3 months after termination. The Company extended the expiration date to one year and recognized an award-based compensation expense of $8 for the modification.

During the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $4 each quarter.

[1]	The terms of the credit facility are set forth in the Credit Agreement dated December 19, 2006 by and among AMVAC Chemical Corporation (“AMVAC”) and a syndicate of commercial lenders led by Bank of the West (which was filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006), as amended by the First Amendment to Credit Agreement dated as of March 5, 2010 by and among AMVAC and a syndicate of commercial lenders (which was filed as Exhibit 10.1 to the Company’s Form 8-K which was filed with the Securities Exchange Commission on March 8, 2010).

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

As of March 31,2010, the Company had approximately $15 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.9 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the three months ended March 31, 2009, the Company granted employees a total of 101,188 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $11.75 per share (or $1,189 in total), which was the publicly traded share price as of the date of grant, and the Company is recognizing the corresponding expense over the required service period of three years. During the three months ended March 31, 2010, no restricted shares were granted.

There were 14,994 restricted shares of common stock that were forfeited during the three months ended March 31, 2010. The shares were not vested when terminated.

During the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense related to restricted shares of $102 and $204, respectively.

As of March 31, 2010, the Company had approximately $1,313 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.6 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2009.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. There have been no material developments in any of these actions since the filing of the Company’s Form 10-K for the period ended December 31, 2009.

B. Other Matters

Archem/Thames Chelsea State Superfund Claim. On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners have challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. Petitioners filed a motion for declaratory relief, seeking dismissal of the action under both U.S. Supreme Court precedent (BNSF v. U.S.) and Texas Supreme Court precedent (R.R. Street & Co., Inc. v. Pilgrim Enterprises, Inc.); on April 14, 2010, the court denied the motion, reasoning that it was premature and that the issue was better suited to a motion for summary judgment. At this stage in the proceedings, the Company believes that a loss is remotely possible and that such loss could be reasonably estimated at between $15 and $30; the Company has not set up a loss contingency therefor.

Shenkel v. Western Exterminator. On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. In March 2010, AMVAC brought a motion for summary judgment and subsequently AMVAC and plaintiffs agreed in principle to settle this matter for cash consideration in the amount of $10.

IBAMA Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company intends to challenge the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss in the amount of between $35 and $70 is probable and has set up a loss contingency in the amount of $70.

12. Recently Issued Accounting Guidance—In March 2010, FASB issued Accounting Standards Update (“ASU”) 2010-11. The objective of the standards is to clarify the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 15-9 of the FASB Accounting Standards Codification. Entities that are affected by this standard are those that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another. Although the Company has a derivative instrument, it is not an embedded credit derivative. The standard is effective for all reporting periods after November 15, 2009. The Company will monitor its hedging activities and apply this guidance when appropriate.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

In February 2010, FASB issued ASU 2010-09, an amendment of FASB ASC 855 [SFAS 165] “Subsequent Events”. The objective of the standard is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. The standard clarifies that SEC filers are still required to evaluate subsequent events through the date its financial statements are issued, however, SEC filers are no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The Company has adopted the standard in the current quarter.

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

In September 2009, FASB updated FASB ASC 820 [SFAS 157], “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This guidance pertains to investments that do not have readily determinable fair values as defined in the Master Glossary of the FASB Accounting Standards Codification (those investments are not listed on national exchanges or over-the-counter markets such as the National Association of Securities Dealers Automated Quotation System). Examples of these investees (also referred to as alternate investments) may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This particular update does not apply to the Company as the Company does not have any alternate investments such as offshore fund vehicles, real estate funds and others as defined by this ASU. We will continue to monitor the Company’s activities in the future that might be affected by this update.

13. Subsequent events—On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene in that country, citing the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company is working with PMRA to avoid a cancellation warning notification by, among other things, providing the required data promptly. If a cancellation were to be imposed in the near term, the Company might be required to contact potentially affected customer to determine appropriate actions with respect to product in the distribution channel at that time. PMRA’s action was uncharacteristically sudden, and, at this point, the Company is without sufficient information to conclude that a loss is either probable or reasonably estimable and accordingly has not set up a loss contingency.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2010	2009	Change
Net sales:
Crop	$36,805	$36,805	$—
Non-crop	9,907	7,832	2,075

	$46,712	$44,637	$2,075

Gross profit:
Crop	$14,412	$15,544	$(1,132)
Non-crop	4,512	3,012	1,500

	$18,924	$18,556	$368

Overall financial performance (including net sales and net income) for the quarter ended March 31, 2010 is improved as compared to the same period in 2009. Our net sales for the period are up approximately 5% to $46,712, compared to $44,637 for the first quarter of 2009. Net sales for our crop business are essentially flat while net sales for non-crop products are up approximately 26%. Net sales of many of our crop-related product lines were up (as indicated in the discussion below), however, these gains were offset by significantly lower net sales on tolling contracts as a result of timing (sales will come through in second quarter of 2010). A more detailed discussion of general market conditions and sales performance by category of products appears below.

For much of 2009, we believe that our distribution customers and growers followed a conservative approach toward procurement, reducing their inventories and ordering products closer to time of use. As a result, inventories of many products in the channel of distribution have tended to come down, leaving room for re-stocking in 2010. In addition, credit restrictions on growers, which are believed to have been tight during much of 2009, appear to have begun to relax. Further, certain crops into which the Company has significant product sales—namely, cotton and peanuts appear to be increasing in planted acres, while weather in the Midwest is permitting corn and other crops to be planted well ahead of the 2009 schedule.

Net sales of our largest selling product line, soil fumigants, were up nearly 11% in the first quarter. This increase arose largely from the fact that an early frost in late 2009 had prevented many growers from applying the products before winter had set in; this suppressed fourth quarter 2009 sales. With the ensuing thaw in 2010, these growers were able to treat their fields in the first quarter. Net sales of our insecticide product lines rose strongly, approximately 29% in the first quarter of 2010 as compared to the same period in 2009. Among the insecticides, sales of Dibrom, our mosquito adulticide, increased strongly over the same period in 2009; however, the increase was due largely to timing of customer orders. In addition, our cotton insecticides performed well in light of the fact that cotton acres have risen year-over-year.

Our corn soil insecticides as a group posted a gain in net sales of about 19% for the period. Among these products, Counter led the pack with net sales rising nearly 70% over the comparable period last year; these results arose largely from increased support for Counter as a treatment for nematodes in corn and a more effective positioning of the product in distribution. Sales of Force were also strong, reflecting growers’ preference for purchasing the product closer to growing the season. Net sales of our herbicide products were down slightly, about 5%, for the quarter. However, with corn planting ahead of last year and lean inventory levels in the distribution channel, we recorded an increase of approximately 35% in net sales of our post-emergent corn herbicide, Impact. These gains were offset by reduced sales of Dacthal, which arose in part from regulatory pressure in Europe.

Net sales of our fungicide product line were flat compared to first quarter of 2009, while our plant growth regulator, NAA, and slug/snail bait, Metaldehyde, generated net sales increases during the period. NAA continues to enjoy solid support in the marketplace, while Metaldehyde sales benefitted from the ample rainfall within the western states over the course of the winter. Net sales of our foreign subsidiaries were up approximately 22% over the comparable quarter; however, we are seeing heavy pricing pressure for some of our product lines in those regions. In addition, sales performance benefitted by the Company’s collection of data compensation for its acephate product line.

Cost of sales for the quarter ended March 31, 2010, was $27,788 or about 59% of sales compared to $26,081 or about 58% of sales for the same period of 2009. Gross margins for the quarter were down slightly (to 41% from 42%) for the comparable period. This drop was a result of our continued efforts to very tightly control inventory levels and as a result, incurred a higher level of under-absorption of factory costs in the quarter ended March 31, 2010 as compared to the same quarter last year. These inventory controls have helped to reduce the inventory level by $38,190 (or 34%) as compared to the same quarter last year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $1,395 to $15,168 for the three months ended March 31, 2010 as compared to the same period in 2009. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$5,661	$5,306	$355
General and administrative	4,560	5,834	(1,274)
Research, product development and regulatory	2,009	2,611	(602)
Freight, delivery and warehousing	2,938	2,812	126

	$15,168	$16,563	$(1,395)

•

Selling expenses increased by $355 to end at $5,661 for the three months ended March 31, 2010, as compared to the same period of 2009. The main driver for increased overall cost was higher advertising and promotional expenditures as we drive our brands at the start of the main growing seasons.

•

General and administrative expenses decreased by $1,274 to end at $4,560 for the three months ended March 31, 2010 as compared to the same period of 2009. This decrease was primarily a result of high acquisition activity related costs in the three months ended March 31, 2009 that did not recur this year. These cost savings were partly offset by legal costs associated with securing the data compensation agreement noted above. Other costs remained relatively in line with the prior year.

•

Research, product development costs and regulatory expenses decreased by $602 to $2,009 for the three months ended March 31, 2010, as compared to the same period of 2009. The main driver relates to our product defense activities which were down $530 compared to the same period in 2009.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2010 were $2,938 or 6.3% of sales as compared to $2,812 or 6.3% of sales for the same period in 2009. We continue to work hard to focus on managing logistic expense throughout our supply chain.

Interest costs net of capitalized interest, were $751 in the first three months of 2010 as compared to $865 in the same period of 2009. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2010			Q1 2009
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$47,935	$587	4.9%	$51,989	$661	5.2%
Real Estate	2,035	29	5.8%	2,141	14	5.7%
Working Capital Revolver	15,912	145	3.7%	36,656	211	2.3%

Average	65,882	761	4.6%	90,786	886	4.0%

Other notes payable	1,300			3,675
Capitalized Interest		(10)			(21)

Adjusted Average indebtedness	$67,182	$751	4.5%	$94,461	$865	3.7%

The Company’s average overall debt for the three months ended March 31, 2010 was $67,182 as compared to $94,461 for the three months ended March 31, 2009. The increase in the revolver debt is normal at this time of year but is much reduced as a result of intense focus on inventory and accounts receivable levels. As can be seen from the table above, our effective interest rate during the period was 4.5% as compared to 3.7% for 2009. The increase is partly a result of the change in interest rate levels following the first amendment to the Company’s senior credit facility agreement which was finalized in the later part of the quarter.

Income tax expense has increased by $749 to end at $1,178 for the three months ended March 31, 2010 as compared to $429 for the comparable period in 2009. Included in this change, our effective rate has increased to 39% compared to 38% last year mainly as a result of improved performance. Additionally, the rate has increased due to certain current year deductions that negatively impact domestic manufacturing deduction and federal research and development tax credits that have not yet been extended for 2010.

Our overall net income for the first three months of 2010 is $1,827 or $0.07 per share (basic and diluted) as compared to $699 or $0.03 per share (basic and diluted) in the same quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $14,427 of cash in operating activities during the three months ended March 31, 2010. This compared to utilizing $32,457 in the same period of last year. Net income of $1,827, non-cash depreciation and amortization of $3,526 and stock based compensation expense of $202 provided a net cash inflow $5,555 compared to $4,312 for the same period last year.

The main drivers for the improvement in cash generated from operational activities is mainly associated with improved control of inventory. Inventories ended the quarter $38,190 lower compared to the same time last year. As usual we have seen receivables rise during the first quarter of the year however, although sales are up 5%, our accounts receivable balance has remained well controlled and ended the quarter $10,536 below the level reported this time last year. We continue to focus a lot of management attention on both inventory and receivable levels.

The Company used $1,868 in investing activities during the three months ended March 31, 2010. The business is focused on approving only those capital spending options that will improve safety, efficiency or manufacturing capabilities. We had a very low spending year in 2009 and expect to see a slightly increased level of spending in the current year.

Financing activities provided $17,129 during the three months ended March 31, 2010, compared to $33,615 in the same period of the prior year. Net borrowings under the Company’s senior, secured revolving line of credit increased by $18,900 during the period, ending at $21,500. It is note worthy that the total indebtedness at the end of this quarter was $70,812 which was $44,916 lower than at the same time last year. It is also important to note that the Company has increased its payments on its term loan from $1,000 per quarter to $2,000 a quarter beginning with this quarter. That step up was part of the original credit facility agreement. The Company received $277 from the exercise of stock options, the sale of common stock under its ESPP plan and is net of retirement of restricted stock units of $2.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	March 31, 2010			December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$38,000	$8,000	$46,000	$40,000	$8,000	$48,000
Real estate	1,915	106	2,021	1,942	106	2,048
Working Capital Revolver	21,500	—	21,500	2,600	—	2,600
Asset purchase	69	22	91	90	22	112
Other notes payable	800	400	1,200	800	400	1,200

Total Indebtedness	$62,284	$8,528	$70,812	$45,432	$8,528	$53,960

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of March 31, 2009 the Company met all the covenants of that credit facility.

At March 31, 2010, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $55,576 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In March 2010, FASB issued Accounting Standards Update (“ASU”) 2010-11. The objective of the standard is to clarify the intended breadth of the embedded credit derivative scope exception in paragraphs 815-15-15-8 through 15-9 of the FASB Accounting Standards Codification. Entities that are affected by this standard are those that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another. Although the Company has a derivative instrument, it is not an embedded credit derivative. The standard is effective for all reporting periods after November 15, 2009. The Company will monitor its hedging activities and apply this guidance when appropriate.

In February 2010, FASB issued Accounting Standards Update ASU 2010-09, an amendment of FASB ASC 855 [SFAS 165] “Subsequent Events”. The objective of the standard is to provide reporting entities with principles and requirements related to subsequent events. The objective of the standard is to clarify when a Company must disclose details of a subsequent event. The standard clarifies that SEC filers are still required to evaluate subsequent events through the date its financial statements are issued, however, SEC filers are no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The Company has adopted the standard in the current year.

In October 2009, FASB updated the Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The amendments in this standard will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will monitor its sales activities in the future that may be affected by this update.

In September 2009, FASB updated FASB ASC 820 [SFAS 157], “Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This guidance pertains to investments that do not have readily determinable fair values as defined in the Master Glossary of the FASB Accounting Standards Codification (those investments are not listed on national exchanges or over-the-counter markets such as the National Association of Securities Dealers Automated Quotation System). Examples of these investees (also referred to as alternate investments) may include hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds. This particular update does not apply to the Company as the Company does not have any alternate investments such as offshore fund vehicles, real estate funds and others as defined by this ASU. We will continue to monitor the Company’s activities in the future that might be affected by this update.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2009, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2009 remain valid and is hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2009. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan.

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

As of March 31, 2010, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at March 31, 2010, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2009.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. There have been no material developments in any of these actions since the filing of the Company’s Form 10-K for the period ended December 31, 2009.

B. Other Matters

Archem/Thames Chelsea State Superfund Claim. On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners have challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. Petitioners filed a motion for declaratory relief, seeking dismissal of the action under both U.S. Supreme Court precedent (BNSF v. U.S.) and Texas Supreme Court precedent (R.R. Street & Co., Inc. v. Pilgrim Enterprises, Inc.); on April 14, 2010, the court denied the motion, reasoning that it was premature and that the issue was better suited to a motion for summary judgment. At this stage in the proceedings, the Company believes that a loss is remotely possible and that such loss could be reasonably estimated at between $15 and $30; the Company has not set up a loss contingency therefor.

Shenkel v. Western Exterminator. On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt

Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. Plaintiff alleges negligence, strict liability, breach of implied warranty and loss of consortium by defendants for which he seeks compensatory and punitive damages in unspecified amounts. Defendants have filed numerous demurrers and motions to dismiss with the court, which, in turn, has stayed consideration of such motions for the time being. In March 2010, AMVAC brought a motion for summary judgment and subsequently AMVAC and plaintiffs agreed in principle to settle this matter for cash consideration in the amount of $10.

IBAMA Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company intends to challenge the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss in the amount of between $35 and $70 is probable and has set up a loss contingency in the amount of $70.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 10, 2010. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

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

AMERICAN VANGUARD CORPORATION

Dated: May 6, 2010	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
President, Chief Executive Officer and Director

Dated: May 6, 2010	By:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer