Form 10-Q
period 2010-06-30
AMERICAN VANGUARD CORP
filed 2010-08-05
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Common Stock, $.10 Par Value—27,373,657 shares as of August 2, 2010.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Number in thousands except per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009
Net sales	$52,172	$47,485	$98,884	$92,122
Cost of sales	32,939	31,066	60,727	57,147

Gross profit	19,233	16,419	38,157	34,975
Operating expenses	15,636	15,537	30,804	32,100

Operating income	3,597	882	7,353	2,875
Interest expense	953	911	1,714	1,797
Interest capitalized	(39)	(5)	(49)	(26)

Income (loss) before income taxes	2,683	(24)	5,688	1,104
Income tax expense (benefit)	1,040	(20)	2,218	409

Net income (loss)	$1,643	$(4)	$3,470	$695

Earnings per common share—basic	$.06	$—	$.13	$.03

Earnings per common share—assuming dilution	$.06	$—	$.13	$.03

Weighted average shares outstanding—basic	27,343	27,081	27,344	27,043

Weighted average shares outstanding—assuming dilution	27,650	27,081	27,633	27,701

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Number in thousands, excerpt per share data)

ASSETS (note 7)

	June 30, 2010	Dec. 31, 2009
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$929	$383
Receivables:
Trade, net of allowance for doubtful accounts of $640 and $635, respectively	43,397	40,681
Other	206	382

	43,603	41,063

Inventories	74,539	72,512
Prepaid expenses	2,105	2,143
Income tax receivable	3,105	3,575

Total current assets	124,281	119,676
Property, plant and equipment, net	40,594	39,196
Intangible assets	84,744	86,973
Other assets	8,593	8,866

	$258,212	$254,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,528	$8,528
Accounts payable	15,578	11,401
Accrued program costs	24,509	27,188
Accrued expenses and other payables	5,076	3,762

Total current liabilities	53,691	50,879
Long-term debt, excluding current installments	41,558	45,432
Other long-term liabilities	192	192
Deferred income taxes	5,121	5,121

Total liabilities	100,562	101,624

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,634,653 shares at June 30, 2010 and 29,575,562 shares at December 31, 2009	2,963	2,958
Additional paid-in capital	42,305	41,529
Accumulated other comprehensive income (loss)	(1,160)	(1,743)
Retained earnings	116,695	113,496

	160,803	156,240
Less treasury stock, at cost, 2,260,996 shares at June 30, 2010 and December 31, 2009	(3,153)	(3,153)

Total stockholders’ equity	157,650	153,087

	$258,212	$254,711

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Numbers in thousands, except share data)

For The Three Months Ended March 31, 2010 and June 30, 2010

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2009	29,575,562	2,958	41,529	113,496	(1,743)	—	2,260,996	(3,153)	153,087
Stocks issued under ESPP	33,958	3	276	—	—	—	—	—	279
Cash dividends on common stock ($0.01 per share)	—	—	—	(271)	—	—	—	—	(271)
Foreign currency translation adjustment, net	—	—	—	—	303	303	—	—	303
Stock based compensation			202						202
Changes in Fair Value of Interest Rate Swaps	—	—	—	—	233	233	—	—	233
Unrealized loss on currency forward cover contracts	—	—		—	(124)	(124)	—	—	(124)
Stock options exercised and grants of restricted stock units	(14,994)	(2)	—	—	—	—	—	—	(2)
Net income	—	—	—	1,827	—	1,827	—	—	1,827

Total comprehensive income	—	—	—	—	—	$2,239	—	—	—

Balance, March 31, 2010	29,594,526	2,959	42,007	115,052	(1,331)	—	2,260,996	(3,153)	155,534
Foreign currency translation adjustment, net	—	—	—	—	(124)	(124)	—	—	(124)
Unrealized loss on currency forward cover contracts	—	—	—	—	(16)	(16)	—	—	(16)
Stock based compensation	—	—	302	—	—	—	—	—	302
Changes in fair value of interest swap	—	—	—	—	311	311	—	—	311
Stock options exercised and grants of restricted stock units	40,127	4	(4)	—	—	—	—	—	—
Net income	—	—	—	1,643	—	1,643	—	—	1,643

Total comprehensive income	—	—	—	—	—	$4,053	—	—	—

Balance, June 30, 2010	29,634,653	$2,963	$42,305	$116,695	$(1,160)	—	2,260,996	$(3,153)	$157,650

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Numbers in thousands, except share data)

For The Six Months Ended June 30, 2010 and 2009

(Unaudited)

Increase (decrease) in cash	2010	2009
Cash flows from operating activities:
Net income	$3,470	$695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed and intangible assets	5,444	5,441
Amortization of other long-term assets	1,566	1,377
Stock-based compensation expense related to stock options and employee stock purchases	504	580
Changes in assets and liabilities associated with operations:
(Increase) Decrease in receivables	(2,540)	10,217
Increase in inventories	(2,027)	(21,808)
Increase in prepaid expenses and other assets	(785)	(2,095)
Increase (Decrease) in accounts payable	4,581	(3,155)
Decrease in other current liabilities	(1,786)	(3,443)

Net cash provided by (used in) operating activities	8,427	(12,191)

Cash flows from investing activities:
Capital expenditures	(4,613)	(2,249)

Net cash used in investing activities	(4,613)	(2,249)

Cash flows from financing activities:
Net borrowings under line of credit agreement	600	17,500
Principal payments on long-term debt	(4,053)	(2,053)
Proceeds from the issuance of common stock (sale of stock under ESPP)	277	238
Payment of cash dividends	(271)	(1,341)

Net cash (used) provided by financing activities	(3,447)	14,344

Net increase (decrease) in cash	367	(96)
Cash and cash equivalents at beginning of period	383	1,229
Effect of exchange rate changes on cash	179	173

Cash and cash equivalents as of June 30,	$929	$1,306

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Numbers in thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Property, plant and equipment at June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009
Land	$2,458	$2,458
Buildings and improvements	7,901	7,368
Machinery and equipment	75,502	75,170
Office furniture, fixtures and equipment	6,013	5,848
Automotive equipment	259	245
Construction in progress	4,673	1,104

	98,806	92,193
Less accumulated depreciation	56,212	52,997

	$40,594	$39,196

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished products	$67,901	$66,116
Raw materials	6,638	6,396

	$74,539	$72,512

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales:
Insecticides	$26,871	$17,566	$47,284	$33,380
Herbicides/Fungicides/Fumigants	14,170	14,043	28,050	31,264
Other	3,810	8,259	8,456	13,019

Total Crop	$44,851	$39,868	$83,790	$77,663
Non-crop	7,321	7,617	15,094	14,459

Total Sales:	$52,172	$47,485	$98,884	$92,122

5. On March 4, 2010, the Board of Directors declared a cash dividend of $0.01 per share. The dividend was distributed on April 16, 2010 to stockholders of record at the close of business on April 2, 2010. Cash dividends paid April 16, 2010 totaled $271.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(Numbers in thousands, except share data)

On March 9, 2009, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 15, 2009, to stockholders of record at the close of business on March 31, 2009. Cash dividends paid April 15, 2009 totaled $1,341.

6. FASB ASC 260 (SFAS No. 128), Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,643	$(4)	$3,470	$695

Denominator:
Weighted averages shares outstanding	27,343	27,081	27,344	27,043
Assumed exercise of stock options	307	—	289	658

	27,650	27,081	27,633	27,701

The assumed exercise of stock options has been excluded for the three months to the end of June 30, 2009 because to do so would be anti-dilutive to the earnings per share calculation. Had we included this element, we would have disclosed assumed exercise of stock options in the amount of 631, and a diluted share basis of 27,712.

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	June 30, 2010			December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$36,000	$8,000	$44,000	$40,000	$8,000	$48,000
Real estate	1,889	106	1,995	1,942	106	2,048
Working Capital Revolver	3,200	—	3,200	2,600	—	2,600
Asset Purchase	69	22	91	90	22	112
Other notes payable	400	400	800	800	400	1,200

Total Indebtedness	$41,558	$8,528	$50,086	$45,432	$8,528	$53,960

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of June 30, 2010 the Company met all covenants in that credit facility1.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(Numbers in thousands, except share data)

At June 30, 2010, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $50,376 under the credit facility agreement.

For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the June 30, 2010 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,643	$(4)	$3,470	$695
Change in fair value of interest rate swaps	311	334	544	489
Unrealized gain (loss) on currency forward cover contracts	(16)	—	(140)	539
Foreign currency translation adjustment	(124)	408	179	413

Comprehensive income	$1,814	$738	$4,053	$2,136

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

Stock Options—During the six months ended June 30, 2010, the Company amended an option to extend the expiration date for a terminated employee to purchase 72,000 shares of common stock. The award would have expired 3 months after termination. The Company extended the expiration date to one year and recognized an award-based compensation expense of $8 for the modification.

During the six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense related to stock options, excluding the expense related to the above modification, of approximately $4 each quarter.

As of June 30, 2010, the Company had approximately $11 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the six months ended June 30, 2009, the Company granted employees a total of 101,188 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $11.75 per share (or $1,189 in total), which was the publicly traded share price as of the date of grant, and the Company is recognizing the corresponding expense over the required service period of three years. During the six months ended June 30, 2010, no restricted shares were granted.

There were 15,744 restricted shares of common stock that were forfeited during the six months ended June 30, 2010. The shares were not vested when terminated.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(Numbers in thousands, except share data)

During the six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense related to restricted shares of $321 and $395, respectively.

As of June 30, 2010, the Company had approximately $1,077 of unamortized stock-based compensation expense related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2010.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawai’i. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fourteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

On June 4, 2010, nine complaints were filed in the Circuit Court of the First Circuit for the State of Hawai’i, a representative one of which is captioned Mendez et al. v. Dow Chemical Company et al., in which a total of 60 individual workers (50 of whom are from Panama, six from Ecuador and four from Costa Rica) seek damages for physical injuries allegedly arising from exposure to DBCP in the late 1970’s. Other defendants named in the lawsuits include Shell Oil Company, Occidental Petroleum Corporation, Dole Food Company, and Amvac Chemical Corporation, to name but a few. Amvac has not yet been served with any of these complaints, and there has been no discovery to date. Amvac intends to defend these matters vigorously citing, among other things, the fact that, to its best knowledge, it has never sold DBCP to certain of the countries identified in the complaints. At this stage, the Company believes that a loss in these matters is neither probable nor reasonably estimable and has not set up a loss contingency therefor.

On July 15, 2010, based upon a finding of fraud, the Los Angeles Superior Court overturned a $2.3 million verdict against defendants Dole Food Company and Dow Chemical Company that had been reached in 2007 by that same court in favor of six Nicaraguan banana workers in an action entitled Tellez (involving claims for injuries allegedly arising from exposure to DBCP).

B. Other Matters

Shenkel v. Western Exterminator. On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. The action against Amvac was dismissed with prejudice on March, 2010 in conjunction with a settlement under which Amvac paid cash consideration in the amount of $10.

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company has subsequently provided the agency with the required data, and PMRA has extended its notice to permit continued registration through at least the end of the calendar year. We expect to continue working with PMRA in order to retain some or all uses for the compound in that country and, at this stage, cannot say whether adverse action is probable. Thus, we cannot conclude that a loss is either probable or reasonably estimable and accordingly have not set up a loss contingency.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(Numbers in thousands, except share data)

12. Recently Issued Accounting Guidance—In October 2009, FASB updated the Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. The amendments in this standard will affect accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers. This update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will monitor its sales activities in the future that may be affected by this update.

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

RESULTS OF OPERATIONS

Quarter Ended June 30

	2010	2009	Change
Net sales:
Insecticides	$26,871	$17,566	$9,305
Herbicides/Fungicides/Fumigants	14,170	14,043	127
Other	3,810	8,259	(4,449)

Total Crop	44,851	39,868	4,983
Non-crop	7,321	7,617	(296)

	$52,172	$47,485	$4,687

Gross profit:
Crop	$15,661	$13,535	$2,126
Non-crop	3,572	2,884	688

	$19,233	$16,419	$2,814

Overall financial performance (including net sales and net income) for the quarter ended June 30, 2010 has improved as compared to the same period in 2009. Our net sales for the period are up approximately 10% to $52,172, compared to $47,485 for the second quarter of 2009. Net sales for our crop business are $44,851 which is up 12% over the comparable period in 2009 when net sales were $39,868. Net sales for non-crop products during the second quarter of 2010 are $7,321, which was slightly down from $7,617 in the comparable period of 2009.

In the crop sector, healthier market conditions persisted through the second quarter of 2010 as compared to those of the same period in 2009. After following a conservative approach toward procurement, reducing inventories and ordering products on an as-needed basis throughout 2009, distribution and growers managed to work through much of the inventories in the channel and restocked in the second quarter. Further, we are not seeing the kind of tight credit restrictions on growers that were prevalent in 2009. In addition, increased acres in cotton and peanuts (key crops into which the Company has significant product sales) coupled with more normalized weather in the Midwest (which gave growers more time to prepare their fields for planting) presented favorable conditions for placement of several of our product lines. A more detailed discussion of sales performance by group and product line appears below.

Net sales of our insecticides in the second quarter of 2010 were up by approximately 53% to $26,871 as compared to $17,566 for the comparable period in 2009. Within this segment, net sales of our granular soil insecticides were up approximately 42%, led by Counter and Thimet. With net sales up by about 40% over the comparable period of 2009, Counter experienced both greater acceptance for use as a nematicide in corn and experienced a resurgence of use on sugar beets, particularly those planted in areas of heavy pest pressure, while Thimet enjoyed higher net sales due in part to increased peanut acres. In addition, our cotton insecticide performed well, benefiting from increased cotton acres.

Within the product group of herbicides/fungicides/fumigants, we experienced net sales in the second quarter of 2010 that were essentially flat with the comparable period in 2009 ($14,170 v. $14,043). Net sales of our herbicides were up approximately 56% with the majority of that gain constituting strong sales of our post-emergent corn herbicide, Impact (up about 61%). Favorable weather conditions in the Midwest during planting season coupled with a very focused sales and marketing plan led to the Impact gains. Net sales of our fungicides, however, were down sharply from the prior quarter, led by PCNB, which experienced a drop of approximately 55% quarter over quarter; this decline arose primarily from formulation issues that had been experienced in late 2009 and which the company has since remedied.

Within the product group of other products (which includes plant growth regulators, molluscicides and tolling activity), we experienced a drop of approximately 54% in net sales during the second quarter of 2010 as compared to the same period in 2009 ($3,810 v. $8,259). This drop arose primarily from three factors. First we had no net sales of our cotton defoliant Folex; last year we had obtained a supply of that material earlier in the year and were able to record sales by this time. This year, we expect our supply to be received in the third quarter and to pick up Folex sales in that quarter. Second, we experienced a decline in third party tolling activity; as indicated below, our factory capacity was more fully consumed with activity relating to synthesis of our own products. Third, during the same period in 2009, we collected data compensation from third parties in the amount of $1,400; we had no such collection in the second quarter of 2010.

While having net sales that were essentially flat with the comparable period last year, our non-crop business experienced a different mix of sales. We saw an increase in sales of our pest strip products (over double that of second quarter 2009) with the introduction of private label brands destined for retail shelves. However, this gain was offset by the timing of order placement of our public health products which particularly affected customers in the Gulf region who are adopting a “wait and see” approach at this time.

Cost of sales for the quarter ended at $32,939 or about 63% of net sales compared to $31,066 or about 65% of net sales for the same period of 2009. Gross margin for the quarter for all product lines was up slightly (to 37% from 35%) for the comparable period. With respect to our crop products, gross margin for the period was 35%, up slightly over the 34% gross margin in the comparable period of 2009. Although our factories operated effectively at a full capacity and consequently generated no under absorption in the period and our proprietary products maintained gross margins at or near historical levels, our three generic product lines (Orthene, Bifenthrin and Permethrin) generated comparatively higher sales, but at lower margins, due to heavy pricing pressure. Our non-crop products had a gross margin of about 49% for the second quarter of 2010, which represented a significant increase over the gross margin of 38% in the comparable period of 2009, primarily as a result of unabsorbed manufacturing cost in 2009.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses for the second quarter of 2010 remained essentially flat compared to 2009 increasing only by $99 to end at $15,636 as compared to last year’s expense of $15,537 during the comparable period. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$5,328	$5,455	$(127)
General and administrative	3,904	4,333	(429)
Research, product development and regulatory	3,153	2,489	664
Freight, delivery and warehousing	3,251	3,260	(9)

	$15,636	$15,537	$99

•

Selling expenses decreased by $127 to end at $5,328 for the three months ended June 30, 2010, as compared to the same period of 2009. The main reason for the decrease was reduced advertising spending, down $617, in the quarter offset by increased program expenses, up $532.

•

General and administrative expenses decreased by $429 to end at $3,904 for the three months ended June 30, 2010 as compared to the same period of 2009. This decrease was primarily as a result of significantly reduced legal costs which were down $550 in the three months ended June 30, 2010 as compared to the same period of 2009. This reduction was offset by increased accruals for management bonus payments reflecting the better overall financial performance compared to the same period last year.

•

Research, product development costs and regulatory expenses increased by $664 to $3,153 for the three months ended June 30, 2010, as compared to the same period of 2009. The main reason relates to increased costs associated with task force participation and key international product defense.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2010 were $3,251 or 6.2% of sales as compared to $3,260 or 6.9% of sales for the same period in 2009. We continue to work hard to focus on managing logistic expense throughout our supply chain.

Interest costs, net of capitalized interest, were $914 in the three months to June 30, 2010 as compared to $906 in the same period of 2009. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2010			Q2 2009
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$45,933	$674	5.9%	$50,989	$557	4.4%
Real Estate	1,999	30	6.0%	2,119	31	5.9%
Working Capital Revolver	22,909	249	4.3%	57,088	323	2.3%

Average	70,841	953	5.4%	110,196	911	3.3%

Other notes payable	891			3,675
Interest Income
Capitalized Interest		(39)			(5)

Adjusted Average indebtedness	$71,732	$914	5.1%	$113,871	$906	3.2%

The Company’s average overall debt for the three months ended June 30, 2010 was $71,732 as compared to $113,871 for the three months ended June 30, 2009. As a result of intense focus on inventory and accounts receivable levels, the revolving line of credit is significantly reduced as compared to the same period in 2009. As can be seen from the table above, our effective interest rate during the period was 5.1% as compared to 3.2% for 2009. The increase is partly a result of the change in interest rate levels following the First Amendment to the Company’s senior credit facility agreement dated as of March 5, 2010.

The Company’s income tax expense was $1,040 for the three months ending June 30, 2010 as compared to income tax benefit of $20 for the same period of last year. The Company’s effective rate has increased to 39% mainly due to its financial performance year to date. The Company is pleased to report the IRS audit for 2006 and 2007 tax years has closed. Any adjustments related to the IRS audit were accrued for in the prior year through ASC 740 (“FIN 48”). The Company has recently began a California Franchise Tax Board audit for the 2004 through 2008 tax years related to R&D tax credits claimed by the Company in those years.

Overall our net income for the three months to June 2010 increased by $1,647 ending at $1,643 compared to a loss of $(4) for the same period of 2009.

Six Months Ended June 30

	2010	2009	Change
Net sales:
Insecticides	$47,284	$33,380	$13,904
Herbicides/Fungicides/Fumigants	28,050	31,264	(3,214)
Other	8,456	13,019	(4,563)

Total Crop	83,790	77,663	6,127
Non-crop	15,094	14,459	635

	$98,884	$92,122	$6,762

Gross profit:
Crop	$31,728	$27,377	$4,351
Non-crop	6,429	7,598	(1,169)

	$38,157	$34,975	$3,182

Overall financial performance (including net sales and net income) for the six month period ended June 30, 2010 is improved as compared to the same period in 2009. Our net sales for the period are up approximately 7% to $98,884, compared to $92,122 for the first half of 2009. Net sales for the first half of 2010 of our crop business are $83,790 which constitutes an increase of about 8% over the net sales of $77,663 in the comparable period of 2009. Net sales of non-crop products for the period are $15,094, which constitutes an increase of about 4% over the net sales of $14,459 in the comparable period of 2009. A more detailed discussion of product groups and products having a material effect on net sale for each of the crop and non-crop product lines appears below.

With respect to our crop products, over the course of the first six months of 2010, we have seen generally favorable market conditions as compared to the same period in 2009. As mentioned above, the procurement practices of 2009 served to reduce inventory in the channels. Thus, over the first half of 2010, we have been able to sell most of our seasonal products into the channel effectively. Also, Midwest weather conditions permitted a longer planting season, which enabled growers to take more time and deliberation in preparing their fields (for example, soil insecticides). This, in turn, enabled us to sell product into both first and second quarters of 2010. Further, both cotton and peanut acres have increased in 2010 as compared to 2009, and we have recorded increased sales of certain products for use with those crops. A more detailed discussion of sales performance by product group and product line follows.

Net sales of our insecticides in the first six months of 2010 were up approximately 42% to $47,284 as compared to $33,380 for the comparable period in 2009. Within this segment, net sales of our granular soil insecticides were up approximately 25%, largely due to increased net sales of Counter, which, as mentioned above, continues to earn market acceptance for use in nematode control on corn as well as for heavy pest pressure on sugar beets and Thimet due largely to increased peanut acres in the southeast. Our cotton acres inseciticides also generated strong sales during the period, due to increased cotton acres.

Within the product group of herbicides/fungicides/fumigants, we experienced net sales in the first six months of 2010 that were down about 10% with the comparable period in 2009 ($28,050 v. $31,264). Net sales of our herbicide products were up approximately 11%, led by our post-emergent corn herbicide, Impact, which posted an increase of approximately 35% in net sales over the comparable six month period in 2009, due to both favorable weather and a well orchestrated plan of distribution. Net sales of our fungicides, however, were down by approximately 28% during the first half of 2010 as compared to the same period in 2009; this decline was due largely to PCNB decrease in net sales of approximately 27% that was a result of an isolated formulation issue which is now resolved. Net sales of our fumigants were essentially flat as compared to the first half of 2009.

Within the segment of other products (which includes plant growth regulators, molluscicides and tolling activity), we experienced an approximately 35% drop in net sales during the first six months of 2010 as compared to the same period in 2009 ($8,456 v. $13,019). This drop arose primarily from three factors. First we recorded no sales of our cotton defoliant Folex in this period; whereas, last year we had obtained a supply of that material earlier in the year and were able to record sales in the first half of the year, this year we are receiving our supply in the third quarter, after which we are expected to pick up Folex sales. Second, third party tolling activity was down significantly when compared with the comparable period of 2009. Third, as mentioned in our discussion on the financial performance in the second quarter, we collected data compensation payments in the amount of $1,400 in the first half of 2009 as compared to $868 in 2010.

Our non-crop business featured net sales that were up slightly over the comparable six month period in 2009. The mix of product sales differed from the prior period. This is essentially a timing issue on one sizable contract. Sales are expected in the third quarter. Specifically, Naled sales (our mosquito adulticide) were up by approximately 37% due to distribution orders ahead of normal mosquito season. Similarly, net sales of pest strips rose sharply (by 44%) with the introduction of new private label products. These gains, however, were offset by reduced sales of Orthene, which were down approximately 70% amid challenging market conditions.

Cost of sales for the six month period ended at $60,727 or about 61% of net sales compared to $57,147 or about 62% of net sales for the same period of 2009. Gross margins for the period for all products was flat up 1% to 39% as compared to the same period of 2009. With respect to gross margin, during the first half of 2010, we have seen improvement in absorption of factory overhead costs; however, our three generic product lines (Orthene, bifenthrin and permethrin) generated comparatively higher sales, but at much lower margins, due to heavy pricing pressure.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $1,296 to $30,804 as compared to last year’s expense of $32,100. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$10,989	$10,693	$296
General and administrative	8,464	10,293	(1,829)
Research, product development and regulatory	5,162	5,042	120
Freight, delivery and warehousing	6,189	6,072	117

	$30,804	$32,100	$(1,296)

•

Selling expenses increased by $296 to end at $10,989 for the six months ended June 30, 2010, as compared to the same period of 2009. The main driver for increased overall cost was additional program expenses, up $815, associated with a much stronger insecticides sales, offset by reduced advertising spending, down $391 and reduced use of outside services of $315.

•

General and administrative expenses decreased by $1,829 to end at $8,464 for the six months ended June 30, 2010 as compared to the same period of 2009. This decrease was primarily as a result of high acquisition activity related costs in the three months ended March 31, 2009 that did not recur this year. Furthermore, legal costs are down $291 and tax consulting services are down $349 compared to the same period of 2009. These reductions are offset by increased management bonus accruals in the amount of $342 reflecting a better overall financial performance. Other costs remained relatively consistent with prior year.

•

Research, product development costs and regulatory expenses increased by $120 to $5,162 for the six months ended June 30, 2010, as compared to the same period of 2009. The main driver behind the increase relates to our new product development activity.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2010 were $6,189 or 6.3% of sales as compared to $6,072 or 6.6% of sales for the same period in 2009. We continue to work hard to focus on managing logistic expense throughout our supply chain.

Interest costs, net of capitalized interest, were $1,665 in the six months to June 30, 2010 as compared to $1,771 in the same period of 2009. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six Months ended June 30, 2010			Six months ended June 30, 2009
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$46,934	$1,278	5.5%	$51,486	$1,200	4.7%
Real Estate	2,017	59	5.9%	2,133	61	5.8%
Working Capital Revolver	19,410	377	3.7%	46,928	536	2.3%

Average	68,361	1,714	5.0%	100,547	1,797	3.6%

Other notes payable	891			3,675
Capitalized Interest		(49)			(26)

Adjusted Average indebtedness	$69,252	$1,665	4.8%	$104,222	$1,771	3.4%

The Company’s average overall debt for the six months ended June 30, 2010 was $69,252 as compared to $104,222 for the six months ended June 30, 2009. During the six month period, scheduled payments were made on the term loan and, in line with our normal seasonal cycle, our revolver debt increased through the first four months and then started to reduce. However, during this first six months of 2010, we have maintained a very tight control on inventory and revolver debt and, as a result our borrowing profile has been less pronounced. As can be seen from the table above, our effective interest rate during the period was 4.8% as compared to 3.4% for 2009. The increase is partly a result of the change in interest rate levels following the First Amendment to the Company’s senior credit facility agreement dated as of March 5, 2010.

The Company’s income tax expense was $2,218 for the six months ending June 30, 2010 as compared to $409 for the same period in 2009. The Company’s effective rate has increased to 39% mainly due to its financial performance year to date.

Overall our net income for the first six months of 2010 is up at $3,470 or .13 per share as compared to $695 or .03 per share for the same period of 2009. This change is mainly driven by the increase in sales and improved manufacturing activity levels in the last three months of the period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $8,427 of cash in operating activities during the six months ended June 30, 2010. This compared to utilizing $12,191 in the same period of last year. Net income of $3,470, non-cash depreciation and amortization of $7,010 and stock based compensation expense of $504 provided a net cash inflow $10,984 compared to $8,093 for the same period last year.

The main driver for the improved level of cash generated from operational activities is first, the improved sales activity level during the first six months of this year. Second, we have achieved improved manufacturing performance, which is driven by our better control of overall inventory levels and our approach toward manufacturing closer to the time of demand. This resulted in better factory absorption in the first six months of 2010 as compared to the same period of 2009. Third, we have continued to maintain a good receivables collection performance.

In addition, during 2010, we have settled and paid out our 2009 sales programs in the amount of $21,273 during the six months ended June 30, 2010 as compared to $3,235 in the same period of 2009. This was because management made the decision to settle and pay out the 2008 sales programs in the final quarter of the same financial year. Offsetting this, we have expanded the scope of our programs this year, covering more product lines at slightly higher rates in order to maintain our competitive position relative to the market. This means that we have higher accruals in the first six months of the year in comparison to the same period of 2009.

The Company used $4,613 in investing activities during the six months ended June 30, 2010. The business has invested in manufacturing equipment in support of a recently acquired product line. This will improve our future factory overhead recovery performance going forward.

Financing activities utilized $3,447 during the six months ending June 30, 2010, as compared to providing $14,344 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased by only $600 during the period, ending at $3,200. The Company received $277 from the sale of common stock under its ESPP plan. Furthermore, the Company made scheduled payments amounting to $4,053 on its term loans and $271 in dividend payments.

It is noteworthy that the Company has ended this quarter with its lowest level of debt since October of 2006.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	June 30, 2010			December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$36,000	$8,000	$44,000	$40,000	$8,000	$48,000
Real estate	1,889	106	1,995	1,942	106	2,048
Working Capital Revolver	3,200	—	3,200	2,600	—	2,600
Asset purchase	69	22	91	90	22	112
Other notes payable	400	400	800	800	400	1,200

Total Indebtedness	$41,558	$8,528	$50,086	$45,432	$8,528	$53,960

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of June 30, 2010 the Company met all covenants in that credit facility2.

At June 30, 2010, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $50,376 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In October 2009, FASB updated the Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined

[2]

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2009, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. As a result, the Company has identified its program accruals process which is included in the above mentioned 10-K statement as a critical accounting estimate, is worthy of additional discussion.

Inventory net realizable value—We value our inventories at the lower of cost or market. Cost includes the raw material purchase cost, any freight, insurance and duties involved in getting our inventories to the point of manufacture, labor and manufacturing overhead incurred in our factories and any third party contract manufacturing. Based on a consideration of quantities on hand, recent actual historical sales and medium term future sales projections, latest information on labels from the EPA or similar foreign agencies, market pricing and particular formulation preference intelligence garnered from the market by our field sales and marketing teams, slow moving and obsolete inventory is written down to its net realizable value. Failure of management to correctly estimate the impact of the factors detailed above will affect managements estimates used in establishing our inventory carrying values. These estimates are monitored on a quarterly basis and when necessary adjustments are made to reflect net realizable value. Any adjustments of this kind are recorded as an increase to cost of goods sold.

Accrued Program Costs—In accordance with ASC 605 [Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-9”)], the Company classifies certain payments to its customers as a reduction of sales revenues and other payments as operating expenses. The Company describes these costs overall as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. The type of programs treated as a reduction in sales are market pricing adjustment, volume take up or other key performance indicator (“KPI”) driven payments made to distributors or retailers at the end of a growing season while the type of programs treated as operating expenses are effectively re-imbursement of costs such as advertising, training, and other product stewardship type costs that we would otherwise spend ourselves (and report as operating expenses.). Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. This includes for example, but not limited to, annual volume take up, product line advertising and stewardship activities. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the first quarter of the financial year, though significant payments can also occur in the final quarter of a financial year.

This expanded discussion of the Company’s process for estimating program liabilities will be included in the 10-K statement for the year ended December 31, 2010. All other policies listed in the Company’s Form 10-K for the year ended December 31, 2009 remain valid and is hereby incorporated by reference.

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

As of June 30, 2010, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2010, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawai’i. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fourteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

On June 4, 2010, nine complaints were filed in the Circuit Court of the First Circuit for the State of Hawai’i, a representative one of which is captioned Mendez et al. v. Dow Chemical Company et al., in which a total of 60 individual workers (50 of whom are from Panama, six from Ecuador and four from Costa Rica) seek damages for physical injuries allegedly arising from exposure to DBCP in the late 1970’s. Other defendants named in the lawsuits include Shell Oil Company, Occidental Petroleum Corporation, Dole Food Company, and Amvac Chemical Corporation, to name but a few. Amvac has not yet been served with any of these complaints, and there has been no discovery to date. Amvac intends to defend these matters vigorously citing, among other things, the fact that, to its best knowledge, it has never sold DBCP to certain of the countries identified in the complaints. At this stage, the Company believes that a loss in these matters is neither probable nor reasonably estimable and has not set up a loss contingency therefor.

On July 15, 2010, based upon a finding of fraud, the Los Angeles Superior Court overturned a $2.3 million verdict against defendants Dole Food Company and Dow Chemical Company that had been reached in 2007 by that same court in favor of six Nicaraguan banana workers in an action entitled Tellez (involving claims for injuries allegedly arising from exposure to DBCP).

B. Other Matters

Shenkel v. Western Exterminator. On May 30, 2008, an action entitled Kurt Shenkel and Carol Ann Shenkel v. Western Exterminator Company, et al. [including AMVAC Chemical Corporation] was filed with the Superior Court of the State of California, Central District as Case No. BC391795, in which plaintiff Kurt Shenkel, who worked as a landscaper and gardener in Southern California between 1967 and 2007, alleges that he suffered personal injury—specifically, Parkinson’s disease—from toxins in the several dozen herbicides and pesticides (including AMVAC’s Vapam) distributed and sold by the 29 co-defendants during plaintiff’s work history. The action against Amvac was dismissed with prejudice in March, 2010 in conjunction with a settlement under which Amvac paid cash consideration in the amount of $10.

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company has subsequently provided the agency with the required data, and PMRA has extended its notice to permit continued registration through at least the end of the calendar year. We expect to continue working with PMRA in order to retain some or all uses for the compound in that country and, at this stage, cannot say whether adverse action is probable. Thus, we cannot conclude that a loss is either probable or reasonably estimable and accordingly have not set up a loss contingency.

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

AMERICAN VANGUARD CORPORATION

Dated: August 5, 2010	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: August 5, 2010	By:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer