Form 10-Q
period 2010-09-30
AMERICAN VANGUARD CORP
filed 2010-11-03
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Common Stock, $.10 Par Value—27,452,493 shares as of November 1, 2010.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Number in thousands except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2010	2009	2010	2009
Net sales	$68,256	$66,371	$167,140	$158,493
Cost of sales	42,880	45,007	103,607	102,154

Gross profit	25,376	21,364	63,533	56,339
Operating expenses	18,976	17,470	49,780	49,570

Operating income	6,400	3,894	13,753	6,769
Interest expense	766	825	2,480	2,622
Interest capitalized	(49)	(12)	(98)	(38)

Income before income taxes	5,683	3,081	11,371	4,185
Income tax expense	2,072	984	4,290	1,393

Net income	$3,611	$2,097	$7,081	$2,792

Earnings per common share—basic	$.13	$.08	$.26	$.10

Earnings per common share—assuming dilution	$.13	$.08	$.26	$.10

Weighted average shares outstanding—basic	27,398	27,124	27,362	27,071

Weighted average shares outstanding—assuming dilution	27,663	27,609	27,643	27,660

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Number in thousands, except per share data)

ASSETS (note 7)

	September 30, 2010	Dec. 31, 2009
	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$1,044	$383
Receivables:
Trade, net of allowance for doubtful accounts of $475 and $636, respectively	63,321	40,681
Other	595	382

	63,916	41,063

Inventories	78,955	72,512
Prepaid expenses	1,936	2,143
Income tax receivable	1,748	4,132

Total current assets	147,599	120,233
Property, plant and equipment, net	40,542	39,196
Intangible assets	86,675	86,973
Other assets	7,346	8,866

	$282,162	$255,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,528	$8,528
Accounts payable	25,870	11,958
Accrued program costs	29,705	27,188
Accrued expenses and other payables	5,338	3,762

Total current liabilities	69,441	51,436
Long-term debt, excluding current installments	46,110	45,432
Other long-term liabilities	59	192
Deferred income taxes	5,121	5,121

Total liabilities	120,731	102,181

Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,659,478 shares at September 30, 2010 and 29,575,562 shares at December 31, 2009	2,966	2,958
Additional paid-in capital	42,839	41,529
Accumulated other comprehensive income (loss)	(979)	(1,743)
Retained earnings	119,758	113,496

	164,584	156,240
Less treasury stock, at cost, 2,260,996 shares at September 30, 2010 and December 31, 2009	(3,153)	(3,153)

Total stockholders’ equity	161,431	153,087

	$282,162	$255,268

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Numbers in thousands, except share data)

For The Three Months Ended March 31, 2010, June 30, 2010, and September 30, 2010

(Unaudited)

	Common stock Shares	Common stock Amount	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury stock Shares	Treasury stock Amount	Total
Balance, December 31, 2009	29,575,562	$2,958	$41,529	$113,496	$(1,743)		2,260,996	$(3,153)	$153,087

Stocks issued under ESPP	33,958	3	276	—	—	—	—	—	279
Cash Dividends on common stock ($0.05 per share)	—	—	—	(271)	—	—	—	—	(271)
Foreign currency Translation adjustment, net	—	—	—	—	303	303	—	—	303
FASB ASC 718 (FAS 123R) expense	—	—	202	—	—	—	—	—	202
Unrealized Loss on currency forward cover contracts	—	—	—	—	(124)	(124)	—	—	(124)
Changes in fair value of interest swap	—	—	—	—	233	233	—	—	233
Grants of restricted stock units	(14,994)	(2)	—	—	—	—	—	—	(2)
Net Income	—	—	—	1,827	—	1,827	—	—	1,827

Total comprehensive income	—	—	—	—	—	$2,239	—	—	—

Balance, March 31, 2010	29,594,526	2,959	42,007	115,052	(1,331)		2,260,996	(3,153)	155,534

Foreign currency Translation adjustment, net	—	—	—	—	(124)	(124)	—	—	(124)
FASB ASC 718 expense	—	—	302	—	—	—	—	—	302
Unrealized Loss on currency forward cover contracts	—	—	—	—	(16)	(16)	—	—	(16)
Changes in fair value of interest swap					311	311			311
Grants of restricted stock units	40,127	4	(4)	—	—	—	—	—	—
Net Income	—	—	—	1,643	—	1,643	—	—	1,643

Total comprehensive income	—	—	—	—	—	$1,814	—	—	—

Balance, June 30, 2010	29,634,653	2,963	42,305	116,695	(1,160)		2,260,996	(3,153)	157,650

Stocks issued under ESPP	26,089	3	204	—	—	—	—	—	207
Cash Dividends on common stock ($0.02 per share)	—	—	—	(548)	—	—	—	—	(548)
Foreign currency translation adjustment, net	—	—	—	—	(62)	(62)	—	—	(62)
FASB ASC 718 expense	—	—	330	—	—	—	—	—	330
Changes in fair value of interest swap	—	—	—	—	243	243	—	—	243
Grants of restricted stock units	(1,264)	—	—	—	—	—	—	—	—
Net Income	—	—	—	3,611	—	3,611	—	—	3,611

Total comprehensive income	—	—	—	—	—	$3,792	—	—	—

Balance, September 30, 2010	29,659,478	$2,966	$42,839	$119,758	$(979)		2,260,996	$(3,153)	$161,431

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Numbers in thousands, except share data)

For The Nine Months Ended September 30, 2010 and 2009

(Unaudited)

Increase (decrease) in cash	2010	2009
Cash flows from operating activities:
Net income	$7,081	$2,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	8,208	8,060
Amortization of other long-term assets	2,418	2,064
Stock-based compensation expense related to stock options and employee stock purchases	832	895
Changes in assets and liabilities associated with operations:
Increase in receivables	(22,853)	(4,715)
Increase in inventories	(6,443)	(8,849)
Increase in prepaid expenses and other assets	(691)	(2,281)
Increase in accounts payable	14,559	2,351
Increase in other current liabilities	5,796	4,033

Net cash provided by operating activities	8,907	4,350

Cash flows from investing activities:
Capital expenditures	(6,256)	(3,746)
Intangible expenditures	(3,000)	—

Net cash used in investing activities	(9,256)	(3,746)

Cash flows from financing activities:
Net borrowings under line of credit agreement	7,200	3,000
Principal payments on long-term debt	(6,522)	(3,080)
Proceeds from the issuance of common stock (sale of stock under ESPP)	486	468
Payment of cash dividends	(271)	(1,341)

Net cash provided (used) by financing activities	893	(953)

Net increase (decrease) in cash	544	(349)
Cash and cash equivalents at beginning of period	383	1,229
Effect of exchange rate changes on cash	117	21

Cash and cash equivalents as of September 30,	$1,044	$901

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Numbers in thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Property, plant and equipment at September 30, 2010 and December 31, 2009 consists of the following:

	September 30, 2010	December 31, 2009
Land	$2,458	$2,458
Buildings and improvements	8,106	7,368
Machinery and equipment	76,060	75,170
Office furniture, fixtures and equipment	6,588	5,848
Automotive equipment	259	245
Construction in progress	4,978	1,104

	98,449	92,193
Less accumulated depreciation	57,907	52,997

	$40,542	$39,196

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished products	$72,293	$66,116
Raw materials	6,662	6,396

	$78,955	$72,512

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales:
Insecticides	$17,075	$20,437	$64,359	$53,818
Herbicides/Fungicides/Fumigants	28,198	30,054	56,248	61,317
Other	17,140	6,663	25,596	19,682

Total Crop	$62,413	$57,154	$146,203	$134,817
Non-crop	5,843	9,217	20,937	23,676

Total Sales:	$68,256	$66,371	$167,140	$158,493

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Numbers in thousands, except share data)

5. On September 14, 2010, the Company announced that the Board of Directors declared a cash dividend of $0.02 per share. The dividend was distributed on October 14, 2010, to stockholders of record at the close of business on September 24, 2010. Cash dividends paid October 14, 2010 totaled approximately $548.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Numerator:
Net income	$3,611	$2,097	$7,081	$2,792

Denominator:
Weighted averages shares outstanding	27,398	27,124	27,362	27,071
Assumed exercise of stock options	265	485	281	589

	27,663	27,609	27,643	27,660

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	September 30, 2010			December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$34,000	$8,000	$42,000	$40,000	$8,000	$48,000
Real estate	1,862	106	1,968	1,942	106	2,048
Working Capital Revolver	9,800	—	9,800	2,600	—	2,600
Asset Purchase	48	22	70	90	22	112
Other notes payable	400	400	800	800	400	1,200

Total Indebtedness	$46,110	$8,528	$54,638	$45,432	$8,528	$53,960

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Numbers in thousands, except share data)

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of September 30, 2010 the Company met all covenants in that credit facility1.

At September 30, 2010, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $41,633 under the credit facility agreement.

For further information, refer to the consolidated financial statements and footnotes thereto (specifically note 2) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the September 30, 2010 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$3,611	$2,097	$7,081	$2,792
Change in fair value of interest rate swaps	243	129	787	618
Unrealized (loss) gain on currency forward cover contracts	—	—	(140)	539
Foreign currency translation adjustment	(62)	(68)	117	345

Comprehensive income	$3,792	$2,158	$7,845	$4,294

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Numbers in thousands, except share data)

Stock Options—During the nine months ended September 30, 2010, the Company amended an option to extend the expiration date for a terminated employee to purchase 72,000 shares of common stock. The award would have expired 3 months after termination. The Company extended the expiration date to one year and recognized an award-based compensation expense of $8 for the modification.

During the nine months ended September 30, 2009, employees and non-executive directors exercised options to acquire 60,000 shares of common stock. Cash received upon exercise was $213 or $3.55 per share. At the time of exercise, total intrinsic value of the options exercised was approximately $326 (or $5.44 per share).

There were options to acquire 30,000 shares that were forfeited during the nine months ended September 30, 2010, which had an average exercise price of $4.93. There were options to acquire 48,400 shares that were forfeited during the nine months ended September 30, 2009, which had an average exercise price of $14.45. The options were vested when terminated.

During the nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of approximately $4 each quarter. As of September 30, 2010, the Company had approximately $7 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.4 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the nine months ended September 30, 2010, the Company granted a total of 5,000 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $8.32 per share (or $42 in total), which was the publicly traded share price as of the close of trading on the date of grant. During the nine months ended September 30, 2009, the Company granted employees a total of 101,188 shares of common stock. The shares will cliff vest after three years of service. The shares were valued at $11.75 per share (or $1,189 in total), which was the publicly traded share price as of the close of trading on the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years.

During the nine months ended September 30, 2010, the Company granted non-executive board members a total of 40,877 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $7.95 per share, which was the publicly traded share price as of the close of trading on the date of grant, and the Company is recognizing a corresponding expense of $325 over the service period, which is the non-executive board member’s term of office.

During the nine months ended September 30, 2009, the Company granted non-executive board members a total of 33,845 shares of common stock. The shares were immediately vested on the date of grant. The shares were valued at $10.34 per share, which was the publicly traded share price as of the close of trading on the date of grant, and the Company is recognizing a corresponding expense of $350 over the service period, which is the non-executive board member’s term of office.

There were 22,008 restricted shares of common stock that were forfeited during the nine months ended September 30, 2010, which had an average grant-date value of $12.21 per share. There were 14,426 restricted shares of common stock that were forfeited during the nine months ended September 30, 2009, which had an average grant-date value of $14.74 per share. Forfeited shares were not vested when terminated.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Numbers in thousands, except share data)

During the nine months ended September 30, 2010, there were 40,783 restricted shares that vested, which had an average grant-date value of $13.01 per share and an average vest-date value of $7.62 per share. The Company received a tax deduction equal to the shares’ vest-date values.

During the nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense related to restricted shares of $534 and $644, respectively.

As of September 30, 2010, the Company had approximately $868 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2010.

A. DBCP Cases

From time to time over the past three decades, the company has been sued as a defendant both in the United States and abroad for claims relating to physical injuries to, for the most part, plantation workers and applicators in foreign countries, allegedly arising from exposure to dibromochloropropane (“DBCP”), a nematicidal compound that the company stopped selling nearly 30 years ago. Pending actions are more fully described in the company’s Form 10K for the period ended December 31, 2009. There have been no material developments in any of these matters during the quarter ended September 30, 2010.

B. Other Matters including PCNB

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene (PCNB) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company has subsequently provided the agency with the required data, and PMRA has extended its notice to permit continued registration through at least the end of the calendar year. We continue to work with PMRA in order to retain some or all uses for the compound in that country and, at this stage, cannot say whether adverse action is probable. Thus, we cannot conclude that a loss is either probable or reasonably estimable and accordingly have not set up a loss contingency.

In August 2010, the United States Environmental Protection Agency (“USEPA”) issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (PCNB) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief.

On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about questions of unfairness in EPA’s actions, the agency was empowered to take those

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Numbers in thousands, except share data)

actions. Following the court’s denial, the Company filed an amended CSF with the agency and is currently in discussion with USEPA on technical matters relating to the CSF. At the same time, the Company continues to pursue a preliminary injunction through the litigation pending against USEPA. At September 30, 2010, the Company held inventories in the amount of $16,362 and associated intangible assets of $5,300 relating to this product line. It is too early in the process to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company believes that a loss is neither reasonably probable nor estimable, and has not set up a loss contingency or recorded any impairment with respect thereto.

12. Recently Issued Accounting Guidance—In August 2010, Financial Accounting Standards Board (FASB) issued Update No. 21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies. Under SEC Regulation S-X Rule 3-04, Changes to Other Stockholders’ Equity, companies are required to present an analysis of the changes to stockholders’ equity in the notes or in a separate statement. This amendment now requires changes in noncontrolling interests be included in the analysis of changes to stockholders’ equity. Currently, the Company does not have any noncontrolling interests but will adopt this amendment when applicable.

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

RESULTS OF OPERATIONS

Quarter Ended September 30

	2010	2009	Change
Net sales:
Insecticides	$17,075	$20,437	$(3,362)
Herbicides/Fungicides/Fumigants	28,198	30,054	(1,856)
Other	17,140	6,663	10,477

Total Crop	62,413	57,154	5,259
Non-crop	5,843	9,217	(3,374)

	$68,256	$66,371	$1,885

Gross profit:
Crop	$23,119	$18,332	$4,787
Non-crop	2,257	3,032	(775)

	$25,376	$21,364	$4,012

Overall financial performance (including net sales and net income) for the quarter ended September 30, 2010 improved as compared to the same period in 2009. Our net sales for the period are up approximately 3% to $68,256, compared to $66,371 for the third quarter of 2009. Net sales for our crop business were $62,413 which is up 9% over the comparable period in 2009 when net sales were $57,154. Net sales for non-crop products during the third quarter of 2010 were $5,843 which was down 37% from $9,217 in the comparable period of 2009.

In the crop sector, market conditions were mixed and, to some degree, crop dependent. While we experienced strong sales from our cotton products (due, among other things, to increased cotton acres), our corn-related products experienced a decline in sales, as customers continue to push their procurement activity past third quarter and closer to time of use. The non-crop sector suffered a setback for two primary reasons: first, a stop sale order remains in effect with respect to our lawn/golf course PCNB products, and drought conditions have obviated the need for our vector borne disease control products. A more detailed discussion of sales performance by group and product line appears below.

Net sales of our insecticides in the third quarter of 2010 were down by approximately 16% to $17,075 as compared to $20,437 for the comparable period in 2009. Within this segment, net sales of our cotton insectide, Bidrin, were up by nearly 46% as compared to the comparable quarter in 2009 due to increased cotton acres and stable cotton pricing. Similarly, net sales of Thimet were up about 22% quarter-over-quarter due largely to a resurgence in the use of the product for nematicidal pest control in sugar cane. However, these gains were offset by a 25% drop in net sales of our corn soil insecticides, due to the fact that customers have continued to focus on working capital levels and are electing to schedule purchases closer to the planting season. We believe that we are well positioned to place these corn-related products within the distribution chain later in the year and early in 2011. We also experienced a 40% drop in net sales of lower margin products having significant generic competition (Orthene®, permethrin and bifenthrin); this arose, in part, from a conscious decision to promote higher margin products during the period.

Within the product group of herbicides/fungicides/fumigants, we experienced a drop in net sales in the third quarter of 2010 of about 6% ($28,198 v. $30,054). Net sales of our herbicides were down approximately 18% with the bulk of that drop arising from deferral of purchases of our post-emergent corn herbicide, Impact. On a brighter note, our wide-spectrum herbicide, Dacthal, performed well due to the fact that watering restrictions in the Western United States have been eased during the past few quarters, thus enabling growers to plant more acres of vegetables.

Within the product group of other products (which includes plant growth regulators, molluscicides and tolling), our net sales more than doubled during the third quarter of 2010 as compared to the same period in 2009 ($17,140 vs. $6,663). This rise was due largely to strong net sales of our cotton harvest aid, Folex, which rose for three reasons: first, our customary second quarter sales were deferred until the third quarter (as we were unable to obtain supply of that product earlier in the year); second, we completed the acquisition of that product line from Bayer CropScience in late July 2010; and third, cotton acres are up over last year. We also experienced a significant increase in tolling sales which was due largely to a shift from the second quarter.

With respect to non-crop products, while pest strip product sales were essentially constant over the three quarters in 2010, we experienced a setback in net sales of our mosquito adulticide (down by about 37%) due to a persistent drought in the Midwest and Western states; the consequent reduction in pest pressure led to a drop in demand. Furthermore, net sales of our fungicides, were down sharply from the comparable quarter in 2009, led by PCNB, which experienced a drop of approximately 86% quarter over quarter; this decline was a direct result of the Stop Sale, Use & Removal Order (“SSURO”) that was issued by the US Environmental Protection Agency in August 2010, just before the start of our sales season for the product on golf courses. As the company has reported in other filings, we continue to negotiate with USEPA to revoke the SSURO.

Cost of sales for the quarter ended at $42,880 or about 63% of net sales compared to $45,007 or about 68% of net sales for the same period of 2009. Total gross margin for the quarter was up (to 37% from 32%) for the comparable period. With respect to our crop products, gross margin for the period was 37%, up over the 32% gross margin in the comparable period of 2009. Our non-crop products had a gross margin of about 39% for the third quarter of 2010, which was significantly improved as compared to 33% from the comparable period of 2009. While we experienced improved margins on overall product lines when compared to the comparable quarter (42% in Q3 2010 vs. 35% in Q3 2009), underabsorption of overhead costs in our Axis facility reduced overall the gross margin by approximately 5%.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses for the third quarter of 2010 increased by $1,506 to end at $18,976 as compared to last year’s expense of $17,470 during the comparable period. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$6,046	$5,682	$364
General and administrative	4,331	4,167	164
Research, product development and regulatory	3,294	3,103	191
Freight, delivery and warehousing	5,305	4,518	787

	$18,976	$17,470	$1,506

•

Selling expenses increased by $364 to end at $6,046 for three months ended September 30, 2010, as compared to the same period of 2009. The main reason for the increase was increased support services for our proprietary delivery systems up $650, advertising spending, up $100 in the quarter, offset by decreased in program expenses of $199.

•

General and administrative expenses increased by $164 to end at $4,331 for the three months ended September 30, 2010, as compared to the same period of 2009. This increase was primarily as a result of the implementation costs related to the decision to outsource our SOX compliance services.

•

Research, product development costs and regulatory expenses increased by $191 to $3,294 for the three months ended September 30, 2010, as compared to the same period of 2009. The main reason relates to increased costs associated with task force participation and key international product defense.

•

Freight, delivery and warehousing costs for the three months ended September 30, 2010 were $5,305 or 7.8% of sales as compared to $4,518 or 6.8% of sales for the same period in 2009. This was primarily as a result of higher freight rates.

Interest costs, net of capitalized interest, were $717 in the three months to September 30, 2010 as compared to $813 in the same period of 2009. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2010			Q3 2009
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$43,933	$625	5.6%	$49,989	$564	4.5%
Real Estate	1,982	29	5.8%	2,119	31	5.7%
Working Capital Revolver	10,174	112	3.9%	41,087	230	2.2%

Average	56,089	766	5.3%	93,195	825	3.5%

Other notes payable	870			3,200
Capitalized Interest		(49)			(12)

Adjusted Average indebtedness	$56,959	$717	4.9%	$96,395	$813	3.3%

The Company’s average overall debt for the three months ended September 30, 2010 was $56,959, as compared to $96,395 for the three months ended September 30, 2009. As a result of intense focus on inventory and accounts receivable levels, borrowings under the working revolver is significantly reduced as compared to the same period in 2009. As can be seen from the table above, our effective interest rate during the period was 4.9% as compared to 3.3% for 2009. The increase is partly a result of the change in interest rate levels following the First Amendment to the Company’s senior credit facility agreement dated as of March 5, 2010.

The Company’s income tax expense was $2,072 for the three months ending September 30, 2010, as compared to $984 for the same period of last year. The Company’s effective rate has increased to 36% as compared to 32% for the same period of 2009. The effective income tax rate increase results from the improved level of income before tax which affects the impact of permanent deductions. Furthermore, the federal R&D credits for 2010 have not yet been extended, accordingly, the benefit for federal R&D credits has been excluded from the income tax effective rate. Additionally, included in the income tax expense for the quarter ended September 30, 2010, is the release of FIN 48 reserves in the amount of $133 following the conclusion of related IRS audits.

Overall our net income for the three months to September 2010 increased by $1,514 ending at $3,611 compared to $2,097 for the same period of 2009.

Nine Months Ended September 30

	2010	2009	Change
Net sales:
Insecticides	$64,359	$53,818	$10,541
Herbicides/Fungicides/Fumigants	56,248	61,317	(5,069)
Other	25,596	19,682	5,914

Total Crop	146,203	134,817	11,386
Non-crop	20,937	23,676	(2,739)

	$167,140	$158,493	$8,647

Gross profit:
Crop	$54,847	$48,302	$6,545
Non-crop	8,686	8,037	649

	$63,533	$56,339	$7,194

Overall financial performance (including net sales and net income) for the nine month period ended September 30, 2010 is improved as compared to the same period in 2009. Our net sales for the period are up approximately 5% to $167,140, compared to $158,493 for the first three quarters of 2009. Net sales for the first nine months of 2010 of our crop business are $146,203 which constitutes an increase of about 8% over the net sales of $134,817, in the comparable period of 2009. Net sales of non-crop products for the period are $20,937, which constitutes a decrease of about 11% as compared to the net sales of $23,676 in the comparable period of 2009. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop product lines appears below.

With respect to our crop products, over the course of the first nine months of 2010, we have seen generally favorable market conditions as compared to the same period in 2009. As mentioned above, the procurement practices of 2009 served to reduce inventory in the channels. Over the first half of 2010, we have been able to sell most of our seasonal products into the channel effectively. Also, Midwest weather conditions permitted a longer planting season, which enabled growers to take more time and deliberation in preparing their fields (by applying, for example, soil insecticides). This, in turn, enabled us to sell product into both first and second quarters of 2010. However, third quarter sales of our corn-related products declined over historical levels, as customers deferred their procurement activity for 2011 to take place closer to the growing season. By contrast, both cotton and peanut acres have increased in 2010 as compared to 2009, and we have recorded increased sales of certain products for use with those crops over the course of the nine month period.

Net sales of our insecticides in the first nine months of 2010 were up approximately 20% to $64,359 as compared to $53,818 for the comparable period in 2009. Within this segment, net sales of our granular soil insecticides were up approximately 9%, largely due to increased net sales of Counter in the first half of the year (which continues to earn market acceptance for use in nematode control on corn as well as for heavy pest pressure on sugar beets) and Thimet sales over the nine month period (due largely to increased peanut acres in the Southeast and increased use for nematicidal control on sugar cane). Net sales of our cotton insecticides increased by about 56% over the comparable period, primarily due to increased cotton acres.

Within the product group of herbicides/fungicides/fumigants, net sales in the first nine months of 2010 were down about 8% over the comparable period in 2009 ($56,248 vs. $61,317). Net sales of our herbicide products were up approximately 5%, led by our post-emergent corn herbicide, Impact, which posted an a healthy increase over the first half of the year (arising from both favorable weather conditions and a well-executed plan of distribution) but experienced a drop in the third quarter, as Midwest customers deferred procurement activity for the 2011 planting season. Net sales of our fungicides, however, were down by approximately 53% during the first nine months of 2010 as compared to the same period in 2009; this decline was due largely to PCNB, which experienced a decrease in net sales in the first half of the year arising from formulation issues, and in the third quarter of 2010 arising from the SSURO issued by USEPA for domestic product. The company continues to negotiate with USEPA to obtain relief from the SSURO, and is concurrently seeking injunctive relief in the federal district court. Net sales of our fumigants were down about 4% as compared to the first three quarters of 2009; this is due largely to inadequate supply of material for shipment in the third quarter.

Within the segment of other products (which includes plant growth regulators, molluscicides and tolling activity), we experienced an approximately 30% increase in net sales during the first nine months of 2010 as compared to the same period in 2009 ($25,596 vs. $19,682). This increase is primarily due to strong sales of our cotton defoliant Folex. Our efforts were also bolstered by increased cotton acres and the fact that we completed the acquisition of the domestic Def (tribufos) product line from Bayer CropScience in late July 2010. In addition, net sales of Dacthal were up by about 14% during the first nine months of 2010 as compared to 2009; this is due mainly to the lessening of water restrictions in the Western states, which has enabled growers to plant increased acres of vegetables and fruits on which our product is used. Further, net sales of metaldehyde (a molluscicide) were up about 14% over the comparable period due to rainy conditions in the Eastern and northern Midwestern states. It should be noted that, while we collected data compensation payments in the amount of $1,400 in the first three quarters of 2009, we made no such collection in 2010.

Our non-crop business featured net sales that were down over the comparable nine month period in 2009. Naled sales (our mosquito adulticide) were up by approximately 11%, as distribution placed orders ahead of normal mosquito season (that is, in the first half of the year); however, the pace of these sales slackened in the third quarter, as a consequence of persistent drought conditions in the South and Southwest. Net sales of pest strips rose by about 27% over the comparable period in 2009 with the introduction of new private label products in the first half of the year. These gains, however, were offset by reduced sales of Orthene, bifenthrin and permethrin, which are lower margin products that are subject to heavy price pressure from generic competition. As the year wore on, we made a conscious decision to pull back on efforts to move these products, so that we could focus more squarely on higher margin goods.

Cost of sales for the nine month period ended at $103,607 or about 62% of net sales compared to $102,154 or about 64% of net sales for the same period of 2009. Gross margins for the period for all products was at 38% as compared to 36% in the same period of 2009. With respect to gross margin, during the first half of 2010, we experienced improvement in absorption of factory overhead costs; at the same time, however, we recorded higher sales of our lower margin product lines (Orthene, bifenthrin and permethrin). This trend was reversed in the third quarter, during which we experienced less absorption of factory overhead costs (compared to third quarter of 2009), but lower net sales of the lower margin products.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $210 to $49,780 as compared to last year’s expense of $49,570. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$17,035	$16,376	$659
General and administrative	12,795	14,459	(1,664)
Research, product development and regulatory	8,456	8,145	311
Freight, delivery and warehousing	11,494	10,590	904

	$49,780	$49,570	$210

•

Selling expenses increased by $659 to end at $17,035 for the nine months ended September 30, 2010, as compared to the same period of 2009. The main driver for the increase was additional program expenses including costs associated with our proprietary delivery systems, up $763, associated with a much stronger insecticides sales.

•

General and administrative expenses decreased by $1,664 to end at $12,795 for the nine months ended September 30, 2010 as compared to the same period of 2009. This decrease was primarily as a result of high acquisition activity related costs in the first three months of 2009 that did not recur this year. Furthermore, legal costs are down $291 and tax consulting services are down $349 compared to the same period of 2009. These reductions are offset by increased bonus accruals in the amount of $400 reflecting a better overall financial performance. Other costs remained relatively consistent with the prior year.

•

Research, product development costs and regulatory expenses increased by $311 to $8,456 for the nine months ended September 30, 2010, as compared to the same period of 2009. The main driver behind the increase relates to our new product development activity.

•	Freight, delivery and warehousing costs for the nine months ended September 30, 2010 were $11,494 or 6.9% of sales as compared to $10,590 or 6.7% of sales for the same period in 2009.

Interest costs, net of capitalized interest, were $2,382 in the nine months to September 30, 2010 as compared to $2,584 in the same period of 2009. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine Months ended September 30, 2010			Nine months ended September 30, 2009
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$45,934	$1,903	5.5%	$50,982	$1,765	4.6%
Real Estate	2,005	88	5.9%	2,128	92	5.8%
Working Capital Revolver	16,311	489	3.7%	44,960	765	2.3%

Average	64,250	2,480	5.1%	98,070	2,622	3.5%

Other notes payable	870			3,451
Capitalized Interest		(98)			(38)

Adjusted Average indebtedness	$65,120	$2,382	4.8%	$101,521	$2,584	3.4%

The Company’s average overall debt for the nine months ended September 30, 2010 was $65,120 as compared to $101,521 for the nine months ended September 30, 2009. During the nine month period, scheduled payments were made on the term loan and, in line with our normal seasonal cycle, our revolver debt increased through the first four months and then started to reduce. During this first nine months of 2010, we have maintained a very tight control on inventory and revolver debt and, as a result, our borrowing profile has been less pronounced. As can be seen from the table above, our effective interest rate during the period was 4.8% as compared to 3.4% for 2009. The increase is partly a result of the change in interest rate levels following the First Amendment to the Company’s senior credit facility agreement dated as of March 5, 2010.

The Company’s income tax expense was $4,290 for the nine months ended September 30, 2010 as compared to $1,393 for the same period in 2009. The Company’s effective rate has increased to 38% as compared to 33% for the nine months ended September 30, 2009. The significantly improved financial performance for the Company affects the impact of permanent deductions. In addition, federal R&D credits have not been approved for 2010 as such the benefit for federal R&D credits has been excluded from the income tax effective rate. Additionally, we have concluded our IRS audits and reduced our FIN 48 reserves accordingly.

Overall our net income for the first nine months of 2010 was $7,081 or ..26 per share as compared to $2,792 or .10 per share for the same period of 2009. This change is mainly driven by the increase in sales and improved manufacturing activity levels in the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $8,907 of cash in operating activities during the nine months ended September 30, 2010. This compared to generating $4,350 in the same period of last year. Net income of $7,081, non-cash depreciation and amortization of $10,626 and stock based compensation expense of $832 provided a net cash inflow $18,539 compared to $13,811 for the same period last year.

The main driver for the improved level of cash generated from operational activities is first, the improved sales activity level during the first nine months of this year. Second, we have achieved improved manufacturing performance, which is driven by our better control of overall inventory levels and consequent manufacturing closer to the time of demand. Third, we have continued to maintain good receivables collection and payables performance.

In addition, during 2010, we have settled and paid out our 2009 sales programs in the amount of $22,867 during the nine months ended September 30, 2010 as compared to $4,665 in the same period of 2009. This was because management made the decision to settle and pay out the 2008 sales programs in the final quarter of the same financial year. Offsetting this, we have expanded the scope of our programs this year, covering more product lines at slightly higher rates in order to maintain our competitive position relative to the market. This means that we have higher accruals, up $10,124 in the first nine months of the year in comparison to the same period of 2009.

The Company used $9,256 in investing activities during the nine months ended September 30, 2010. This included the purchase of two new product lines and the investment in manufacturing equipment in part to support manufacturing of one of the product lines acquired. This should help to improve our future factory overhead recovery performance going forward.

Financing activities provided $893 during the nine months ended September 30, 2010, as compared to utilizing $953 in the same period of the prior year. Net borrowings under the Company’s fully-secured revolving line of credit increased by $7,200 during the period, ending at $9,800. The Company received $486 from the sale of common stock under its ESPP plan. Furthermore, the Company made scheduled payments amounting to $6,522 on its term loans.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2010 and September 30, 2009. These are summarized in the following table:

Indebtedness	September 30, 2010			September 30, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$34,000	$8,000	$42,000	$42,000	$7,000	$49,000
Real estate	1,862	106	1,968	1,968	106	2,074
Working Capital Revolver	9,800	—	9,800	27,500	—	27,500
Asset purchase	48	22	70	—	—	—
Other notes payable	400	400	800	800	2,400	3,200

Total Indebtedness	$46,110	$8,528	$54,638	$72,268	$9,506	$81,774

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company must limit its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of September 30, 2010 the Company met all covenants in that credit facility2 .

At September 30, 2010, based on its performance against the covenants listed above, the Company had the capacity to increase its’ borrowings by up to $41,633 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2010, Financial Accounting Standards Board (FASB) issued Update No. 21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies. Under SEC Regulation S-X Rule 3-04, Changes to Other Stockholders’ Equity, companies are required to present an analysis of the changes to stockholders’ equity in the notes or in a separate statement. This amendment now requires changes in noncontrolling interests be included in the analysis of changes to stockholders’ equity. Currently, the Company does not have any noncontrolling interests but will adopt this amendment when applicable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2009, the Company provided a comprehensive statement of critical accounting policies. These policies are subject to review as part of the preparation work for each 10-Q statement. The Company has identified its inventory valuation and program accruals processes, which are included in the above mentioned 10-K statement as a critical accounting estimates, and are worthy of expanded explanation.

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

Accrued Program Costs—In accordance with ASC 605 [Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration given by a Vendor to a Customer or Reseller of the Vendor’s Products (“EITF 01-9”)], the Company classifies certain payments to its customers as a reduction of sales revenues and other payments as operating expenses. The Company describes these costs overall as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. For accounting purposes, programs fall into two categories. The first type of program is treated as a reduction in gross sales and includes market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors or retailers at the end of a growing season. The second type of program is treated as operating expenses and is effectively re-imbursement of costs such as advertising, training, and other product stewardship type costs that we would otherwise spend ourselves (and report as operating expenses.). Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. This includes, for example, annual volume take up, product line advertising and stewardship activities. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the first quarter of the financial year, though significant payments can also occur in the final quarter of a financial year.

This expanded discussion of the Company’s process for estimating program liabilities will be included in the 10-K statement for the year ended December 31, 2010. All other policies listed in the Company’s Form 10-K for the year ended December 31, 2009 remain valid and are hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K for the year ended December 31, 2009. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreements for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60 million) from time-to-time outstanding.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. Furthermore, the Company has established a procedure for covering forward exchange rates on specific purchase orders when appropriate. At September 30, 2010 the Company had no such forward contracts in place. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, the Company had established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at September 30, 2010, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Item 1. Legal Proceedings —Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2010.

A. DBCP Cases

From time to time over the past three decades, the company has been sued as a defendant both in the United States and abroad for claims relating to physical injuries to, for the most part, plantation workers and applicators in foreign countries, allegedly arising from exposure to dibromochloropropane (“DBCP”), a nematicidal compound that the company stopped selling nearly 30 years ago. Pending actions are more fully described in the company’s Form 10K for the period ended December 31, 2009. There have been no material developments in any of these matters during the quarter ended September 30, 2010.

B. Other Matters including PCNB

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene (PCNB) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company has subsequently provided the agency with the required data, and PMRA has extended its notice to permit continued registration through at least the end of the calendar year. We expect working with PMRA in order to retain some or all uses for the compound in that country and, at this stage, cannot say whether adverse action is probable. Thus, we cannot conclude that a loss is either probable or reasonably estimable and accordingly have not set up a loss contingency.

In August 2010, the United States Environmental Protection Agency (“USEPA”) issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (PCNB) product line. The Company sells PCNB primarily for use primarily on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief.

On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about questions of unfairness in EPA’s actions, the agency was empowered to take those actions. Following the court’s denial, the Company filed an amended CSF with the agency and is currently in discussion with USEPA on technical matters relating to the CSF. At the same time, the Company continues to pursue a preliminary injunction through the litigation pending against USEPA. At September 30, 2010 the Company held inventories in the amount of $16,362 and associated intangible assets of $5,300 relating to this product line. It is too early in the process to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company believes that a loss is neither reasonably probable nor estimable, and has not set up a loss contingency or recorded any impairment with respect thereto.

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

AMERICAN VANGUARD CORPORATION

Dated: November 3, 2010	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: November 3, 2010	By:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer