Form 10-K
period 2010-12-31
AMERICAN VANGUARD CORP
filed 2011-03-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2010

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $162.0 million. This figure is estimated as of June 30, 2010 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $7.93 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2010, was 27,373,657. The number of shares of $.10 par value Common Stock outstanding as of February 28, 2011 was 27,544,124.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2010

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

AMVAC

AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals, which include insecticides, fungicides, herbicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. Years ago AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others. AMVAC has historically expanded its business through both the acquisition of established chemistries (which it has revived in the marketplace) and the development and commercialization of new compounds through licensing arrangements. Below is a description of the Company’s acquisition/licensing activity over the past five years.

On December 20, 2010—AMVAC completed the acquisition of a global product line relating to the active ingredient Tebupirimfos from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademarks Aztec®, Azteca® and Capinda®. When combined in a mixture with another active ingredient Cyfluthrin, the resulting dual AI product is a leading insecticide that is registered in the United States as Aztec and Mexico as Azteca, where it is used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is also registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

On December 13, 2010—AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient Ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, the Ultima® packaging system and the trademarks Mocap and Ultima. Mocap is a leading soil insecticide that is registered in 50 countries where it is used to combat nematode species in wide range of crops.

On December 7, 2010—AMVAC completed the acquisition of a global (except for Europe and Argentina) insecticide product line relating to the active ingredient Fenamiphos (sold under the trade name Nemacur®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories and the trademark Nemacur. Nemacur is a leading soil insecticide that is registered in 30 countries for use primarily as a nematicide with additional efficacy against above ground sucking insects.

On October 14, 2010—AMVAC and Kanesho Soil Treatment completed agreements with Certis-USA regarding the crop protection product Basamid® (dazomet) under which AMVAC will become the exclusive distributor and registration holder for this granular soil fumigant in the United States. Certis-USA, will continue to market Basamid into non-food crop applications under a distribution agreement with Amvac. Basamid complements the strong market position of AMVAC’s Vapam® & K-Pam® soil fumigant brands. The Company will be developing the use of Basamid for high-valued crop segments such as strawberries, tomatoes, lettuce & spinach and will be responsible for the re-registration of dazomet in the United States.

On July 21, 2010—AMVAC completed the acquisition of the U.S. cotton defoliant product Tribufos (sold under the trade name Def®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. Both are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid.

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

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS LP”) certain assets at BCS’s facility located in Marsing, ID, (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets, primarily include real property, buildings and manufacturing equipment. In connection with the acquisition, AMVAC and BCS agreed to enter into a master processor agreement under which AMVAC is providing certain tolling services to BCS for a period of four years.

On January 16, 2008, AMVAC, pursuant to the provisions of a definitive Sale and Purchase Agreement (the “Agreement”), acquired from Valent U.S.A. Corporation the Orthene® insecticide product line. Orthene is used on agricultural crops, including beans, brussels sprouts, cauliflower, celery, cotton, cranberries, head lettuce, mint and ornamental and forests. Under the Agreement, AMVAC purchased the proprietary formulation information, registration rights, marketing materials, certain intellectual property rights and existing inventories of the agricultural and professional product lines.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Seasonality

The agricultural chemical industry in general is cyclical in nature. The demand for AMVAC’s products tends to be seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.

Backlog

AMVAC does not believe that backlog is a significant factor in its business. AMVAC primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

Customers

Tenkoz, Crop Production Services, Inc (formerly United Agri Products, Western Farm Services and Crop Production Services), and Helena Chemical Co. accounted for 23%, 19%, and 13%, respectively of the Company’s sales in 2010; 21%, 20% and 8% in 2009; and 18%, 19%, and 9% in 2008.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on quality efficacy, price, safety and ease of application. Many of our competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality and efficacy of its products, its price and the technical service and support given to its customers.

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

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation that makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the United States Environmental Protection Agency (“USEPA”) as well as under similar state laws. Substantially all of AMVAC’s products are subject to USEPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This registration by USEPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The USEPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $5,874, $4,714, and $3,410 during 2010, 2009 and 2008, respectively, related to gathering this information. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by the regulatory authorities. Additionally, while FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the USEPA, there can be no assurance the USEPA will not request certain tests/studies be repeated. AMVAC expenses these costs on an as incurred basis. See also PART II, Item 7 of this Annual Report for discussions pertaining to research and development expenses.

Raw Materials

AMVAC utilizes numerous firms as well as internal sources to supply the various raw materials and components used in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, AMVAC seeks to secure its supply by either long-term arrangements or advance purchases from its suppliers. AMVAC believes that it is considered to be a valued customer to such sole-source suppliers.

Environmental

During 2010, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, CA. An outline of the history of those activities follows.

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

With respect to the site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2011 with oversight provided by the DTSC. Additional analysis of

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

groundwater and soil are being conducted in response to federally-mandated initiatives of similarly affected sites. Area-wide groundwater studies of perchlorate (typically associated with rocket fuel, explosives and fertilizer) require the Facility and neighboring sites to monitor existing wells for perchlorate in groundwater. Risk Assessment activities have commenced and are likely to continue over the next year under the oversight of the DTSC. Following such risk assessment activities, further investigation and/or potential remediation activities may be initiated in 2011 or 2012. At this stage, the extent of further investigation and potential remediation activities is uncertain. Further, it is uncertain whether the cost associated with such investigation and potential remediation activities will have a material impact on the Company’s financial statements. Because the risk assessment has yet to be completed, the Company is unable to determine whether remediation is reasonably probable, nor can the cost of remediation be reasonably estimated (the scope can vary depending upon the risk assessment and many other factors). Accordingly, the Company has not set up a loss contingency with respect thereto.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Commerce, CA; Marsing, ID; Hannibal, MO and Axis, AL facilities. AMVAC continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The USEPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on AMVAC’s operations.

AMVAC expends substantial funds to minimize the discharge of materials in the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, AMVAC recovers raw materials and increases product yield in order to partially offset increasing pollution abatement costs.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. As part of its continuing environmental program, except as disclosed in PART I, Item 3, Legal Proceedings, of this form 10K, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

Employees

As of December 31, 2010, the Company employed approximately 350 employees. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. The Company believes it is cost beneficial to employ temporary contract personnel. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company also formed a Brazilian entity in 2006 operating under the name “AMVAC do Brasil Representácoes Ltda”—it functions primarily to import technical grade agricultural chemicals and to sell them to local formulators and distributors.

The Company opened an office in 1998 in Mexico to conduct business primarily in Mexico. The office operates under the name Quimica AMVAC de Mexico S.A. de C.V. and markets chemical products for agricultural and commercial uses.

The Company opened an office in 1994 in the United Kingdom to conduct business in the European chemical market. The office, operating under the name AMVAC Chemical UK Ltd., focuses on developing product registration and distributor networks for AMVAC’s product lines throughout Europe. The office is located in Surrey, England, to the southwest of London. The operating results of this operation were not material to the Company’s total operating results for the years ended December 31, 2010, 2009 and 2008.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2010	2009	2008
Export Sales	$39,049	$37,964	$41,250
Percentage of Net Sales	17.0%	18.1%	17.4%

Risk Management

The Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. In addition, the Company regularly monitors matters, whether insurable or not, that could pose material risk to its operations. The Company’s Board of Directors has formally assumed responsibility for risk oversight; in 2010, the Board formed a Risk Committee, consisting of four members of the Board of Directors, which meets regularly with senior management to evaluate the company’s risk profile, to identify mitigation measures and to ensure that the company is prudently managing these risks. In the spirit of helping the Risk Committee oversee risk management, senior management has appointed a risk manager and a team of executives to serve as a management risk committee; this group performs analysis with the benefit of operational knowledge. In 2010, working with Lockton Insurance, Andersen Consulting, and Deloitte & Touche LLP, the company began to implement an enterprise risk management program. The program extends to all areas of potential risk and is intended to serve as a permanent feature in the company’s operation. The Company has attempted to identify some of the more salient risks in the risk factors contained within this Form 10-K.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

The regulatory climate has grown increasingly challenging to the Company’s interests both domestically and internationally.

Under the current U.S. Administration, various agencies within the Federal government have begun to exercise increased scrutiny in permitting continued uses (or the expansion of such uses) of older chemistries, including many of the Company’s products and, in some cases, have initiated or entertained challenges to these uses. At the regulatory level, the principles of sound science to which the Company has always subscribed have been adulterated, in some cases, by political considerations. The challenge of the regulatory climate is even more pronounced in certain other geographical regions, most especially the European Union and Brazil, where the Company faces resistance toward the continued use of certain of its products. There is no guarantee that this climate will change in the near term. Nor is there any guarantee that the Company will be able to maintain or expand the uses of many of its products in the face of these regulatory challenges.

In particular, as more fully described in “Legal Proceedings” below, the Company’s fungicide, pentachloronitrobenzene (“PCNB”) is subject to a Stop Sale, Use and Restraining Order (“SSURO”) issued by the United States Environmental Protection Agency (“USEPA”) in August 2010 on the ground that the confidential statement of formula (“CSF”) supporting the product’s registration does not list certain trace impurities. While the Company has filed an amended CSF, is negotiating with USEPA to effect the removal of the SSURO and has challenged the issuance of the SSURO through litigation (that is currently pending), as long as the SSURO remains pending, the Company is prohibited from selling PCNB products for domestic use. There is no guarantee that USEPA will lift the SSURO or will approve the amended CSF. Further, it is possible that, through this process, the Company will lose its PCNB registration in the US. If this comes to pass, then the Company would likely be required to write down intangibles and write off inventory, in whole or in part in a potentially material amount. Furthermore, the Company would incur other costs related to inventory disposal and decommission costs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company may be subject to environmental liabilities.

The Company, its facilities, and its products are subject to numerous federal and state laws and governmental regulations concerning hazardous materials, environmental matters and employee health and safety. The Company continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The U.S. USEPA and other federal, state and foreign agencies have the authority to promulgate regulations that could have a significant impact on the Company’s operations. The Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment and its workforce. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment. Further, while the Company continually adapts its manufacturing process to the environmental control standards of regulatory authorities, it cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. In the event of such contamination or injury, the Company may be held liable for significant damages or fines. In the event that such damages or fines are assessed, it could have a material adverse effect on the Company’s financial and operating results.

Use of the Company’s products is subject to continuing challenges from activist groups.

Use of the Company’s products is regularly challenged by activist groups in many jurisdictions under a multitude of federal and state statutes, including FIFRA, the Food Quality Protection Act, Endangered Species Act, and the Clean Water Act, to name a few. These challenges typically take the form of lawsuits or administrative proceedings against the USEPA and/or other federal or state agencies, the filing of amicus briefs in pending actions, the introduction of legislation that is inimical to the Company’s interests, and/or adverse comments made in response to public comment invited by USEPA in the course of registration, re-registration or label expansion. The Company spends considerable resources anticipating and defending these challenges. While we have had some success in maintaining the continued uses of many of our products in the face of this onslaught, it is possible that one or more of these challenges could succeed, resulting in a material adverse effect upon one or more of our products.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company faces competition from generic competitors that source product from countries having lower cost structures.

The Company continues to face competition from competitors that enter the market through making offers to pay data compensation and subsequently sourcing material from countries having low cost structures (typically India and China). These competitors typically operate at thinner gross margins and, with low costs of goods, drive pricing and profitability of subject product lines downward. Further, such competitors typically spend little on product stewardship and employ few personnel within the United States. In effect, they tend to commoditize all products which they distribute; that is, they operate by offering the lowest price goods. There is no guarantee that the Company will maintain market share over generic competitors or that such competitors will not offer generic versions of the Company’s products in the future.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Foreign currency and interest rate risk and the use of derivative instruments and hedging activities.

The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to transact in its functional currency and engages in agreements that require settlement in a different currency. The Company has in place one fixed interest rate swap with the objective of reducing the Company’s exposure to movements in the LIBOR rate over time. The hedges are evaluated at the end of each quarter and the effective portions of gains and losses are recorded in other comprehensive income, while the ineffective portions are recorded in current earnings.

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

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s primary bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group. There is no guarantee, however, that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the USEPA registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. There can be no assurance, however, the EPA will not request certain tests or studies be repeated or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company may be unable to integrate product line acquisitions successfully

As part of its growth strategy, the Company has acquired established product lines from other registrants. The Company made four such acquisitions in 2010 alone; these new product lines span markets in dozens of countries. While the Company has done considerable due diligence on these assets, there is no guarantee that the Company will be able to fully integrate these products into their enterprise, nor is there any guarantee that the Company will realize the same kind of revenues or profits that had historically been derived from these product lines by predecessor owners.

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

The Company is currently, and may from time to time, be involved in legal and regulatory proceedings, (including, for example, product liability claims). A successful claim that is not insured may require the Company to pay substantial amounts in damages. Such a liability could have a material adverse effect upon the Company’s financial and operating results. For discussion on pending legal claims, please see Item 3 “Legal Proceedings” below.

The Company relies on intellectual property that it may be unable to protect, or may be found to infringe the rights of others.

The Company’s proprietary product formulations are protected, to the extent possible, as trade secrets, and, to a lesser extent, by patents and trademarks. Most of the established products that the Company has acquired that were patented are currently “off patent” because the patents have expired. The Company can provide no assurance that the way it protects its proprietary rights will be adequate or that its competitors will not independently develop similar or competing products. Further, the Company can provide no assurance that it is not infringing other parties’ rights. Any claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of asserted infringement.

The Company relies on key executives in large part for its success.

The Company’s success is highly dependent upon the efforts and abilities of its executive officers. The loss of the services of one or more key executive officers could have a material adverse effect upon the Company’s financial and operating results. Further, there is no guarantee that the Company will be able to retain or to continue to attract qualified executives.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company is dependent on a limited number of customers, which makes us vulnerable to the continued relationship with and financial health of those customers.

In 2010, three customers accounted for 55% of the Company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

lease and a manufacturing and shared services agreement, under which BASF continues to supply various shared services to AMVAC from the Hannibal Site.

On March 7, 2008, AMVAC acquired from BCS LP a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and two of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS agreed to enter into a master processor agreement under which AMVAC provides certain tolling services to BCS on an ongoing basis through 2012.

The production areas of AMVAC’s facilities are designed to run on a continuous 24 hour per day basis. AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for AMVAC’s foreseeable needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender group. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in PART IV, Item 15 of this Annual Report.

AMVAC owns approximately 42 acres of unimproved land in Texas for possible future expansion.

GemChem’s, Chemical UK’s, Quimica AMVAC’s, AMVAC Costa Rica’s and AMVAC Switzerland GmgH’s facilities consist of administration and sales offices which are leased.

ITEM 3	LEGAL PROCEEDINGS

PCNB Matters.

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene (“PCNB”) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and has not set a hearing. As of December 31, 2010, then, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. It is uncertain whether such goods will be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with USEPA as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief.

On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. Following the court’s denial, the Company filed an amended CSF with the agency and is currently in discussion with USEPA on technical matters relating to the CSF. Just prior to the statutory deadline (“PRIA deadline”), USEPA stated that it needed more time to complete its risk assessment, and the Company granted a 30 day extension (until March 10, 2011) and the parties held a meeting between their technical teams on March 3, 2011. At that meeting, the agency presented preliminary results of its health effects and impact of the impurity in certain PCNB products in light of the amended CSF. It should be noted that the agency’s technical team is still working on the environmental fate effects analysis. While it is too early to predict the agency’s final position on the amended CSF, the Company is encouraged by the agency’s preliminary health effects analysis as it relates to certain major uses. At present, the parties are discussing a further extension of the PRIA deadline to facilitate further analysis and discussion between the technical teams. The Company continues to pursue a preliminary injunction through the litigation pending against USEPA; no hearing has yet been set, but the court has been briefed by both sides. At December 31, 2010, the Company held inventories in the amount of $17,415 and associated intangible assets of $5,241 relating to this product line. It is too early in the process to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if the registration were to be cancelled, and the Company were required to write off its inventory and intangible assets, such losses would be in the range of $22,656, not including inventory disposal and equipment cleanup and decommissioning costs. It is possible that an inventory writeoff, if any, would be less than the then current value of inventory, as the Company may be able to sell some or all of these goods outside of the United States over time.

A. DBCP Cases

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product.

At present, there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Only two of the suits (Suazo and Castillo, indicated below) filed in Nicaragua have been served on AMVAC.

Over the course of 2009, two actions that had been filed in the Los Angeles County Superior Court (named Mejia and Rivera) involving claims for personal injury to Nicaraguan banana plantation workers allegedly arising from exposure to DBCP, were dismissed with prejudice by the court on its own motion with a finding of “fraud on the court” and “blatant extortion of the defendants.” We believe that the court’s findings in these cases has diminished the viability of the pending Nicaraguan cases. Further, we believe that Mejia and Rivera have had an effect upon other cases involving exposure to foreign residents, most notably the several cases alleging injury to 668 residents of the Ivory Coast (pineapple plantation workers) which were dismissed in 2009 by the Los Angeles Superior Court without prejudice, as plaintiffs’ counsel withdrew from the case and none other came forward to prosecute the action. As described more fully below, of the cases that were still pending domestically in 2010, Patrickson has been dismissed and is on appeal; the Mississippi and Louisiana cases have lain dormant for many years, and Adams and Mendez, while early in litigation, appear to involve claims that largely do not concern AMVAC.

A.	Hawaii Matters

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants include: Dole Food Co., Shell Oil Company, and Dow Chemical Company. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries.

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. This appeal is presently pending. The Company believes that the appeal filed by plaintiffs has no merit and intends to oppose the appeal. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency with respect thereto.

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Co. was dismissed on the basis of the exclusive remedy of worker’s compensation benefits as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole. A stay has been placed on discovery other than to obtain written records. This appeal as to Dole is pending. The Company does not believe that a loss is either probable or reasonably estimable and has not accrued a loss contingency.

Mendez et al. v. The Dow Chemical Company et al.

On June 4, 2010, nine complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii, a representative one of which is captioned Mendez et al. v. Dow Chemical Company et al. These complaints were filed by the same attorneys representing the Patrickson and Adams plaintiffs. A total of 60 individual workers (50 of whom are from Panama, six from Ecuador and four from Costa Rica) seek damages for physical injuries allegedly arising from exposure to DBCP in the 1970’s. Other defendants named in the lawsuits include Shell Oil Company, Occidental Petroleum Corporation, Dole Food Company, and Amvac Chemical Corporation.

AMVAC was served with the complaints on November 30, 2010 and answered on January 19, 2011. There has been no discovery to date. AMVAC intends to defend these matters vigorously citing, among other things, the fact that, to its best knowledge, it has never sold DBCP to certain of the countries identified in the complaints. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation or other defenses. The Company believes that a loss is neither probable nor reasonably estimable and has not accrued a loss contingency.

B.	Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii. The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against a number of defendants, including Shell Oil Company, Dow Chemical Co., and Dole Food Company. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens [inconvenient forum]. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola-E) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars. No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not accrued a loss contingency.

C.	Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants include Dow Chemical Company, Shell Oil Company, and Dole

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Food. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). There has been no discovery in these cases to date and no procedural activity of any kind since February 2008. It is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. The Company does not believe that a loss is either probable or reasonably estimable and has not accrued a loss contingency.

D.	Nicaragua Matters

Suits filed in Nicaragua

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only two cases, Castillo and Suazo, have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar lawsuits filed on behalf of a total of 30 plaintiffs. On January 25, 2006, AMVAC was served with the Suazo and Castillo suits, and in March 2006, counsel in Nicaragua filed objections to jurisdiction over AMVAC in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007 by denying each objection to jurisdiction.

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

However, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. One such judgment (not including the Company) was entered in August 2005 for $97,000 for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802,000 against Dow, Shell, Occidental, and Standard Fruit for some 1200 plaintiffs. An enforcement action (entitled Osorio) against Dole and Dow for the $97,000 judgment was filed in the U.S. District Court in Miami, Florida. In this enforcement action, on October 20, 2009,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

the federal court issued a lengthy decision refusing to enforce the judgment on the grounds that Law 364 violated due process of law and that the Nicaraguan courts were not impartial tribunals. The plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeal on March 10, 2010. This appeal is still pending. While the dismissal is being appealed, this decision and the findings in the Mejia case may halt further attempts to enforce these foreign judgments.

B. Other Matters

Archem Superfund Action. On July 20, 2009, the Texas Commission on Environmental Quality (“TCEQ”) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the Archem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (“PRP’s”) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. AMVAC has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. During the fourth quarter of 2010, petitioners and respondents have reached a settlement of the matter which, while subject to public comment and final approval, would require AMVAC to pay approximately $50 in cash. Accordingly, the Company has set up a loss contingency of $50.

Wilson v. Gemchem. On or about September 25, 2009, an action styled Joseph K. Wilson v. Gemchem, Inc. etc., Civ. No. 02-CV-2009-901876.00, was filed in the Civil Court of Mobile, Alabama by a former employee who seeks compensation and medical expenses arising from physical injuries that he allegedly sustained when he tripped and fell at AMVAC’s facility in Axis, Alabama. The Company does not believe that the claims have any merit and intends to defend the matter vigorously. Discovery has been taken on both sides. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company has challenged the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss of $100 is probable and has set up a loss contingency in the amount of $100.

ITEM 4	RESERVED

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

	High	Low
Calendar 2010
First Quarter	$8.71	$6.28
Second Quarter	9.65	7.37
Third Quarter	9.60	5.93
Fourth Quarter	9.17	6.18
Calendar 2009
First Quarter	$15.85	$9.85
Second Quarter	14.26	9.12
Third Quarter	12.01	8.21
Fourth Quarter	8.65	6.97

As of February 28, 2011, the number of stockholders of the Company’s Common Stock was approximately 4,800, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

On September 14, 2010, the Board of Directors declared a cash dividend of $0.02 per share. The dividend was distributed on October 14, 2010 to stockholders of record at the close of business on September 24, 2010.

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

The Company has issued a cash dividend in each of the last fifteen years dating back to 1996.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 6	SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
Net sales	$229,620	$209,329	$237,538	$216,662	$193,771

Gross profit	$89,082	$60,426	$101,131	$95,730	$82,358

Operating income (loss)	$19,191	$(6,329)	$36,144	$36,013	$29,216

Income (loss) before income tax (benefit) expense	$16,174	$(9,538)	$32,173	$30,526	$26,522

Net income (loss)	$10,984	$(5,789)	$20,019	$18,728	$15,448

Earnings (loss) per common share(1)	$0.40	$(0.21)	$0.75	$0.71	$0.60

Earnings (loss) per common share—assuming dilution(1)	$0.40	$(0.21)	$0.73	$0.68	$0.57

Total assets	$281,799	$255,268	$286,937	$248,581	$262,376

Working capital	$67,459	$68,797	$96,357	$75,144	$99,233

Long-term debt less current portion	$53,712	$45,432	$75,748	$56,155	$93,761

Stockholders’ equity	$166,437	$153,087	$155,943	$139,739	$120,877

Weighted average shares outstanding—basic(1)	27,385	27,120	26,638	26,307	25,934

Weighted average shares outstanding—assuming dilution(1)	27,652	27,120	27,469	27,436	27,186

Dividends per share of common stock(1)	$0.030	$0.060	$0.080	$0.070	$0.083

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2010 have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2010. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Results of Operations

2010 Compared with 2009:

	2010	2009	Change
Net sales:
Insecticides	$88,519	$71,243	$17,276
Herbicides	84,482	83,487	995
Other	31,423	26,107	5,316

Total Crop	204,424	180,837	23,587
Non-Crop	25,196	28,492	(3,296)

	$229,620	$209,329	$20,291

Gross profit:
Crop	$79,163	$53,371	$25,792
Non-crop	9,919	7,055	2,864

	$89,082	$60,426	$28,656

Overall financial performance (including net sales and net income) for the year ended December 31, 2010 improved as compared to the same period in 2009. Our net sales for the period are up approximately 10% to $229,620, compared to $209,329 for the 2009 year. Net sales of our crop business in 2010 are $204,424 which constitutes an increase of about 13% over the net sales of $180,837 in 2009. Net sales of non-crop products for the period are $25,196, which constitutes a decrease of about 12% over the net sales of $28,492 in 2009. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop segments appear below.

With respect to our crop products, over the course of 2010, market conditions were, for the most part, better than those of 2009. We entered 2010 with fairly lean inventory levels in the distribution channels, due to the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

rigorous procurement practices of 2009. Further, over the first half of 2010, we were able to sell most of our seasonal products into the channel effectively, and favorable Midwest weather conditions enabled us to sell product into both first and second quarters of 2010. While third quarter sales of our corn-related products declined over historical levels (as customers deferred their procurement activity for 2011 to take place closer to the growing season), we did see a resurgence in fourth quarter sales of those products. Further, in light of increased acres for both cotton and peanut crops (year over year), we recorded strong sales of certain products for use with those crops over the course of the entire year. We experienced a drop in sales of our fungicide product line over 2010, due to the SSURO issued by USEPA with respect to our domestic pentachloronitrobenzene product line, which, as noted below, caused us to miss the domestic 2010 turf season entirely. A more detailed discussion of sales performance by our crop and non-crop segments, further broken down by product group and product line, follows.

With respect to our crop segment, net sales of our insecticides in 2010 were up strongly by approximately 24% to $88,519 as compared to $71,243 for the comparable period in 2009. Within this segment, net sales of our granular soil insecticides were up approximately 16%, largely due to increased net sales of Counter in the first half of the year and fourth quarter; Counter has experienced a resurgence in use on corn for nematode control and is proving to be efficacious for sugar beets where seed treatments are unable to control heavy pest pressure. In addition, Thimet sales increased year-over-year due to both increased peanut acres in the southeast and increased use for nematicidal control sugar cane. Net sales of our cotton insecticides increased by about 67% over the prior year; this trend has resulted from an increase in cotton acres planted coupled with strong cotton prices.

Within the product group of herbicides/fungicides/fumigants, net sales in 2010 were up slightly (about 1%) over the 2009 year ($84,482 v. $83,487). Within this group, however, we had mixed results. Net sales of our herbicide products were up strongly (by approximately 35%), led by our post-emergent corn herbicide, Impact; due to both favorable weather conditions and a well-executed plan of distribution, we saw strong sales in the first two quarters, then a lag in the third quarter (as customers deferred procurement until closer to planting time) and a resurgence in the fourth quarter, as growers anticipate the 2011 season. Our fumigants enjoyed mild gains in net sales year-over-year (up by about 5%); in fact, fourth quarter sales in 2009, on an historical basis, were comparatively low, as adverse weather cut short the application season for this “just-in-time” product. With better weather conditions, fumigant sales in 2010 have trended toward more historical norms. Net sales of our fungicides, however, were down sharply (approximately 46%) during 2010 as compared to 2009, due largely to PCNB on crop uses, which experienced a decrease in net sales in the first half of the year arising from formulation issues, and in the second half of the year from the SSURO issued by USEPA for domestic product. As described more fully in the “Legal Proceedings” section below, the company continues to negotiate with USEPA to get the SSURO lifted and is also seeking a preliminary injunction from the federal district court.

Within the segment of other products (which includes plant growth regulators, molluscicides and tolling activity), we experienced a nearly 20% increase in net sales during 2010 as compared to 2009 ($31,423 v. $26,107). This increase is primarily due to strong sales of Folex, a compound used for cotton harvest management; not only did we benefit from increased cotton acres, but also from the fact that we completed the acquisition of the domestic Def (tribufos) product line from Bayer CropScience in late July 2010. Partially offsetting Folex’s gains was a drop in net sales of NAA, a plant growth regulator used primarily for thinning apple blossoms; an early frost in late 2009 obviated the need for this product in 2010, as growers still had inventory from the prior year for use in the 2010 season. In addition, net sales of Dacthal were up slightly year-over-year; while we have benefited from the lessening of water restrictions in the western states, we have experienced curtailment of uses in Europe. Further, net sales of metaldehyde (a molluscicide) were up about 16%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

over the comparable period; this increase arose primarily from rainy conditions in the eastern and northern midwestern states and the attendant increase in slug and snail pressure. Tolling revenues decreased by approximately $2,000 in 2010 as compared to 2009, as a result of one contract which occurred in 2009 and not in 2010. It should be noted that, included in sales were data compensation amounts of $868 in 2010 and $1,825 in 2009.

Within our non-crop segment, net sales were down by about 11% ($25,196 v. 28,492) compared to 2009. This decline was due mostly to lost sales of PCNB on turf uses; the SSURO was issued in August 2010, just before normal sales into that market. On the positive side, Naled sales (our mosquito adulticide) were up by about 13%; despite persistent dry conditions in the South West. Net sales of pest strips more than tripled over the prior year, in light of the market’s recognition that the active ingredient, DDVP, is one of the only compounds effective against bedbugs. These gains, however, were offset in part by reduced sales of Orthene, which due to heavy pricing pressure from generic competitors, continues to carry lower margins and less emphasis in our sales plans.

Our cost of sales for 2010 was $140,538 or 61% of net sales. This compared to $148,903 or 71% of net sales for 2009. The decline in cost of sales as a percentage of net sales in 2010 arose primarily from three factors, first, in the fourth quarter of 2009, the Company recorded a one time non-cash charge in the amount of $13,509 relating to adjusting inventory values to net realizable value (impacting our crop segment cost of sales by $10,853 and our non-crop segment cost of sales by $2,656). There was no such charge in 2010. Second, plant capacity utilization improved in 2010 as compared to 2009; underutilization costs declined from approximately $9,439 in 2009 to $7,621 in 2010. Third, the mix of products sold in 2010 included a greater emphasis on higher-margin SKU’s, a reduction in sales of products that are subject to pricing pressure from generic competition (e.g., Orthene and bifenthrin), and a drop in tolling activity for third parties, which also carries lower margins.

Gross profit ended at 89,082 or 39% of net sales in 2010 as compared to $60,426 or 29% of net sales in 2009. This increase is due to the non-cash charge taken in the fourth quarter of 2009 and the other factors described in the immediately preceding paragraph.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports freight, delivery and warehousing costs in operating expenses and not as a part of cost of sales.

Operating expenses in 2010 increased by $3,136 to $69,891 or 30% of sales as compared to $66,755 or 32% in 2009. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$22,414	$22,193	$221
General and administrative	17,881	17,998	(117)
Research, product development and regulatory	12,635	11,142	1,493
Freight, delivery and warehousing	16,961	15,422	1,539

	$69,891	$66,755	$3,136

•

Selling expenses in 2010 increased by $221 to end at $22,414 as compared to $22,193 for the same period of 2009. This increased cost included $500 associated with possible product complaints related to sales of PCNB in Canada. In addition, we incurred expenses associated with international sales as we boosted regional product stewardship activities. The costs were offset in part by reduced program expenses as a result of lower PCNB sales caused by the issuance of the SSURO in the fall of 2010.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

•

General and administrative expenses decreased by $117 to end at $17,881 in 2010 compared to $17,998 in 2009. The decrease was primarily the result of expenses incurred in 2009 on a potential acquisition which the Company decided not to complete. These costs did not recur in 2010. Furthermore, legal expenses and bad debt expense decreased by $118 and $353 respectively. These reductions were offset by the increase in incentive compensation expense of $1,448, resulting from the improved financial performance in 2010. In addition, payroll expenses increased by $365 from additional headcount and a reinstatement of senior executives and board members voluntary compensation reductions that occurred in 2009.

•

Research, product development costs and regulatory registration expenses increased by $1,493 to $12,635 for 2010, as compared to $11,142 for the same period of 2009. The main driver was increased product defense costs relating to both recently acquired product lines and established product lines.

•

Freight, delivery and warehousing costs for 2010 increased by $1,539 to $16,961 or 7% of sales as compared to $15,422 or 7% of sales for the same period of 2009. The increased cost is primarily volume related. However, underlying this flat performance as a percentage, we experienced increased fuel surcharges offset by reduced logistics costs as we work to improve the efficiency of our supply chain.

Interest expense including capitalized interest and interest income were $3,017 in 2010 compared to $3,209 in 2009. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2010			2009
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$44,000	$2,474	5.6%	$50,000	$2,321	4.6%
Real estate	1,995	117	5.9%	2,101	122	5.8%
Working capital revolver	14,388	580	3.8%	39,104	810	2.1%

Average	60,383	3,171	5.2%	91,205	3,253	3.6%

Notes payable on product acquisitions and asset purchases	1,767	—	—	3,175	—	—

Other adjustments (capitalized interest & interest income)	—	(154)	—	—	(44)	—

Adjusted average	$62,150	$3,017	4.8%	$94,380	$3,209	3.4%

The Company’s average overall indebtedness for 2010 dropped by $32,230 to end at $62,150 as compared to $94,380 for 2009. We reduced the revolver debt mainly as a result of continued focus on inventory control throughout the year. We have maintained a strong control on receivables and controlled our capital spending levels. We have paid out the majority of our program liabilities in the final quarter of 2010. In 2009 these payments were predominantly deferred until the first quarter of 2010. In the final three weeks of the fiscal year we made substantial initial payments for product line acquisitions. As an offset, we implemented an early pay program with customers that generated approximately $20,000 in cash, albeit for the most part against product sales in the final quarter of the year. Overall interest expense was lower in 2010 than in 2009, as we continued to make scheduled payments on our term loans and maintained tight control of our revolver take up. As can be seen from the table above, our effective interest rate was 4.8% in 2010 as compared to 3.4% in 2009. This was mainly as a result of the increased interest rates we have paid during the year following negotiating an extension to our credit facility in March of 2010.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Income tax expense for 2010 amounted to $5,190 as compared to an income tax benefit of $3,749 for 2009. The 2010 effective tax rate is at 32.1%, as compared to an effective rate of 39% for 2009. The decrease in the effective income tax rate is primarily due to the Domestic Manufacturing Deduction (section 199), federal and California R&D credits, change in future effective state income tax rate, recognition of previously unrecognized tax benefits, and the reclassification of expenses related to incentive stock options and stock grants.

Net income ended at $10,984 or $.40 per share in 2010 as compared to a net loss of $5,789 or $.21 per diluted share in 2009.

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

The following summarizes our contractual obligations at December 31, 2010, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$41,941	$8,004	$5,978	$20,000	$7,959
Note payable on product acquisitions and asset purchases	12,898	423	12,467	8	—
Working capital revolver credit line	7,300	—	—	—	7,300

Sub total long-term debt	62,139	8,427	18,445	20,008	15,259
Estimated interest liability(1)	10,759	2,750	5,104	2,905
Accrued royalty obligations	68	68	—	—	—
Employment agreements	2,100	525	1,050	525	—
Operating leases	5,054	542	1,277	1,371	1,864

	$80,120	$12,312	$25,876	$24,809	$17,123

(1)	Estimated Interest Liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The working capital revolving line has been assumed to be constant throughout the remaining term. As noted above in this Report, all of our debt is linked to LIBOR rates.

There were no off-balance sheet arrangements as of December 31, 2010.

Under the terms of the new credit facility, all debt outstanding is due when the agreement expires on January 10, 2016.

(2)	Under the terms of the new credit facility, the deferred payments on product acquisitions made in December 2010 and payable in equal parts in January 2012 and January 2013, will be paid using delayed draw facility with the term debt.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

In addition to the above contractual obligations, $124 of unrecognized tax liabilities have recorded as liabilities as of December 31, 2010 and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $10 as of December 31, 2010.

Results of Operations (in Thousands)

2009 Compared with 2008:

	2009	2008	Change
Net sales:
Crop	$180,837	194,886	(14,049)
Non-Crop	28,492	42,652	(14,160)

	$209,329	$237,538	$(28,209)

Gross profit:
Crop	$53,371	$87,815	$(34,444)
Non-crop	7,055	13,316	(6,261)

	$60,426	$101,131	$(40,705)

Our overall financial performance (including net sales and net income) for the 2009 year is down compared to the 2008 year. Our net sales for 2009 decreased 12% to $209,329 as compared to $237,538 for the same period in 2008. Year-over-year, net sales for the crop business are down 7%, while net sales of our non-crop segment are down 33%.

There are four major factors that contributed to the Company’s financial performance in 2009. First, in the wake of the global credit crisis that has persisted for the past several quarters, many of our customers implemented policies of inventory reduction and procurement on a just-in-time basis. As a result, customers deferred, and/or placed limits upon, purchase orders for the Company’s goods. Based upon Electronic Data Interchange (“EDI”) data (which measures actual on-the-ground use of our products), although the Company found that sales to our customers (who are primarily distributors) are below 2008 levels, growers appear to be applying volumes similar to those applied in 2008. Second, weather conditions, particularly rain in the midwest (at corn planting season), a lack of precipitation in the south and southwest (in the Spring), a late soybean harvest and an early frost in potato planting regions (in the fourth quarter), reduced demand for some of our key, higher margin products. Third, for much of 2009, the Company was engaged in an initiative to improve its balance sheet by, among other things, reducing inventory and scaling down its manufacturing activity in the face of short-term demand reduction. In the course of this initiative, the Company sold lower-margin goods and incurred unabsorbed manufacturing costs. Fourth, as more fully explained below, the Company took a one time non-cash charge in the amount of $13,509 in the fourth quarter of 2009 relating to inventory cost reductions arising primarily from our assessment of net realizable value. These factors as they relate to specific product lines are further discussed in the following section.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Our cost of sales for 2009 was $148,903 or 71% of net sales. This compared to $136,407 or 57% of net sales for the same period in 2008. There are two primary reasons for this result. First, in the fourth quarter of 2009, the Company recorded a one time non-cash charge in the amount of $13,509 relating to adjusting inventory values to net realizable value; these adjustments include identifying obsolete and slow moving items in the amounts of $855 and $6,519 respectively, adjusting standards in the amount of $3,470 to reflect under utilized capacity due to significantly below normal output levels in two of our manufacturing sites, and $2,665 in annual adjustments to ensure all standard costs closely reflect actual costs. The charge impacts our crop segment cost of sales by $10,853 and our non-crop segment cost of sales by $2,656.

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

Operating expenses in 2009 increased by $1,768 to $66,755 or 32% of sales as compared to $64,987 or 27% in 2009. The differences in operating expenses by specific departmental costs are as follows:

	2009	2008	Change
Selling	$22,193	$19,516	$2,677
General and administrative	17,998	17,274	724
Research, product development and regulatory	11,142	8,631	2,511
Freight, delivery and warehousing	15,422	19,566	(4,144)

	$66,755	$64,987	$1,768

•

Selling expenses increased by $2,677 to $22,193 as compared to $19,516 for the same period of 2008. The increase predominately relates to program expenses, which were up $2,296 due to delayed sales of granular soil insecticides from Q4 of 2008 to Q1 of 2009. In addition, we have had a full year of operations for our Costa Rica subsidiary which increased overall costs by $494. We increased field staff in order to focus on product stewardship, sales and marketing at a cost of $458. Offsetting these costs, we reduced some advertising, promotional and other paid marketing costs by $637.

•

General and administrative expenses increased by $724 to end at $17,998 for year ended December 31, 2009. This includes spending of $1,625, reported in the first quarter of 2009, relating to a major potential acquisition, which was not completed. Legal expenses were up $594 as compared to the prior year arising primarily from costs incurred in arbitrations to collect data compensation. Furthermore, we have made some selective key recruitments during the year which have overall increased costs by $348. We have spent $106 on tax consulting that has driven benefits in our tax rate during the year. Finally, we had some currency gains in 2008 which did not recurred in 2009 generating an increase in expense of $712. These costs were offset by reduced accruals for incentive compensation of $2,331 reflecting the 2009 financial performance and other cost savings including officer and director voluntary compensation reductions.

•

Research, product development costs and regulatory registration expenses increased by $2,511 to $11,142 for 2009, as compared to $8,631 for the same period of 2008. The main drivers were increased product defense costs up $798 relating to both recently acquired product lines and established product lines. Also, research and development spending was up $613, as we have increased our resources aimed at developing new products and different formulations to improve our range of product offerings.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

•

Freight, delivery and warehousing costs for 2009 decreased by $4,144 to $15,422 or 7% of sales as compared to $19,566 or 8% of sales for the same period of 2008. This reduction as a percentage of sales reflects continued effort to control these expenses by careful distribution in the supply chain and savings related to urgent shipments coupled with lower sales levels. Specifically, in the three months ended September 30, 2009, lower sales of our mosquito products drove significantly lower freight costs.

Interest costs including capitalized interest and interest income were $3,209 in 2009 as compared to $3,971 in 2008. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2009			2008
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$50,000	$2,321	4.6%	$54,000	$3,048	5.6%
Real estate	2,101	122	5.8%	2,208	109	4.9%
Working capital revolver	39,104	810	2.1%	26,269	1,143	4.4%

Average	91,205	3,253	3.6%	82,477	4,300	5.2%

Notes Payable on product acquisitions and asset purchases	3,175	—	—	3,131	—	—

Other adjustments (capitalized interest & interest income)	—	(44)	—	—	(329)	—

Adjusted average indebtedness	$94,380	$3,209	3.4%	$85,608	$3,971	4.6%

The Company’s average overall indebtedness increased by $8,772 to $94,380 in 2009, as compared to $85,608 for 2008. Revolver debt increased as Inventory increased at the start of the year. However, we maintained a strong control on receivables, including being willing to sacrifice some international sales when credit checks did not meet our criteria, and controlled our capital spending levels. We have also made the decision to pay customer programs in the first weeks of 2010. Our results have been favorably impacted by movement in the LIBOR rate during 2009. LIBOR is the base for our syndicated borrowings and, as can be seen from the table above, our effective interest rate was 3.4% in 2009 as compared to 4.6% in 2008.

Income tax benefit for 2009 ended at $3,749 as compared to an income tax expense of $12,154 for 2008. Our effective tax rate was at 39%, as compared to an effective rate of 38% for 2008.

Net income ended at a loss of $5,789 or a loss of $.21 per share in 2009 as compared to a net income of $20,019 or $.73 per diluted share in 2008.

Liquidity and Capital Resources

As of December 31, 2010, we had working capital of $67,459 as compared to $68,797 as of December 31, 2009. The Company recorded net income of $10,984 as compared to a net loss of $5,789 (including a non-cash charge related to inventory write downs and adjustments in the amount of $13,509 in 2009), non-cash depreciation and amortization of $14,381 and stock based compensation expense of $1,122. Cash provided by operating activities in 2010 was $33,190, as compared to $31,951 in 2009. The cash provided by operating activities consists of a decrease in receivables of $6,967, an increase in inventory of $1,542, a decrease in deferred income taxes of $5,342, an increase in prepaid expenses and other current assets of $2,235, an increase

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

in accounts payables of $3,095, an increase in deferred revenue of $5,568 and a decrease in other payables and accrued expenses of $7,909.

The Company has continued to focus on inventory management during 2010. In the final month of the year we completed three product line acquisitions and recorded a total payment for associated inventory in the amount of $2,206. This amount has been recorded as an addition to inventory and will be adjusted when the final inventories are counted as part of the purchase agreements.

The Company continues to focus on controlling capital spending, however, this year we have made a significant investment in our Axis facility in order to start up production of one of the new product lines acquired the year. Capital spending for the year amounts to $8,004. As noted earlier in this document, we have completed 4 product line acquisitions during 2010, spending a total of $32,677. During the twelve months ended December 31, 2010, the Company used $40,681 in investing activities as compared to $4,322 for the same period of 2009.

Our financing activities provided net cash of $8,128 in 2010, including the increase in notes payable and revolver debt offset by scheduled term loan amortization payments to provide a net of $8,179. This was further offset by proceeds from the exercise of stock options in the amount of $768 and payment of dividends of $819. In 2009, our financing activities used net cash of $28,585 consisting of scheduled payments on term debt, other long term debt, reduced revolver financing, proceeds from the exercise of stock options offset by the payment of dividends.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	At December 31, 2010			At December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$32,000	$8,000	$40,000	$40,000	$8,000	$48,000
Real estate	1,937	4	1,941	1,942	106	2,048
Working capital revolver	7,300	—	7,300	2,600	—	2,600
Notes Payable on product acquisitions and asset purchases	12,475	423	12,898	890	422	1,312

Total indebtedness	$53,712	$8,427	$62,139	$45,432	$8,528	$53,960

On January 10, 2011, AMVAC Chemical Corporation (“AMVAC”), one of our subsidiaries, as borrower, and affiliates (including registrant), as guarantors, entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and letter of credit issuer. The New Credit Agreement supersedes the First Amendment to Credit Agreement (“First Amendment”) dated as of March 5, 2010 and more fully described in the Company’s Form 8-K filed on March 8, 2010. The New Credit Agreement is a $137,000 senior secured lending facility consisting of a revolving line of credit of $75,000 and term loan commitments of $62,000. Also included in the facility is an additional accordion feature for up to $50,000. In connection with retiring the entire outstanding balance of the term loans and revolving credit facility (plus accrued interest) of the First Amendment upon termination thereof, on January 10, 2011, AMVAC borrowed approximately $62,000 under the New Credit Facility consisting of approximately $62,000 in term loans. These loans bear interest at a variable rate of interest based on LIBOR and the Eurodollar Reserve of the Federal Reserve (“Eurodollar Rate Loan”), or, at AMVAC’s

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

option, a variable rate of interest based upon the prime rate, the Federal Funds rate, and LIBOR (“Alternative Base Rate Loan”). The principal payments of the term loans are payable (a) in equal quarterly installments on or before the last business day of each March, June, September and December (i) through 2012 in the amount of $2,000, and (ii) thereafter through December 2015 in the amount of $2,500, and (b) the remainder, if any, not later than January 10, 2016. Interest accruing on the Eurodollar Rate Loans is payable on the last day of the interest period, which may be one, three or six months, as per borrower’s election. Interest accruing on the Alternate Base Rate Loans is payable monthly, in arrears, on the last day of the month and on the maturity date of any such loan in the amount of interest then accrued but unpaid. Both the senior secured revolving line of credit and the term loans mature on January 10, 2016.

The Company has four key covenants under the New Credit Agreement (with which AMVAC is in compliance). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, (3) maintain a certain consolidated fixed charge coverage ratio, and (4) maintain a certain modified current ratio.

At December 31, 2010 total indebtedness is $62,139 as compared to $53,960 at December 31, 2009. At December 31, 2010, based on its performance against the most restrictive covenants listed above, the Company has the capacity to increase its borrowings by up to $38,132 under the credit facility agreement.

Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group.

Recently Issued Accounting Guidance

In December 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this standard to account for business combination when applicable.

In December 2010, FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. This update modifies Step 1 of the two step process of the goodwill impairment test for reporting with zero or negative goodwill where step 2 of this two step process will have to be performed if it is more than likely than not that a goodwill impairment exists. This update is effective for fiscal year and interim periods beginning after December 15, 2010. The Company will adopt this standard for goodwill when applicable.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years. However, raw material prices have been increasing since late 4th Quarter 2010 and will continue to increase in 2011 due to the growth in global economies, particularly in China and India. This growth will put further pressure on supply demands of raw materials and will cause inflationary pressures to develop throughout 2011 and 2012.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815 [SFAS 133], Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820 [SFAS 157], Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). At December 31, 2010, and 2009, the Company had no hedges in place related to foreign currency exposure. The Company did enter into one foreign currency hedge during 2010 and was settled in 2010. During 2009, there were no such hedges utilized. At December 31, 2010, the Company had in place one interest rate swap contract that is accounted for under FASB ASC 815. At December 31, 2009, the Company had in place two such swap contracts. The Company qualifies for the short cut method for these swaps and performs quarterly re-evaluations to determine continued qualification for this method. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income (loss). If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at December 31, 2010 and 2009, the Company’s derivative instruments have been tested and no charge has been taken to income in both years.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 320 [SFAS No. 142], “Goodwill and Other Intangible Assets”. Under the provisions of FASB ASC 320, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consisting of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2010 and there were no impairment losses recorded.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $60,000) at any given time.

The Company conducts business in various foreign currencies, primarily in Europe and Mexico. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Disclosure Controls and Procedures

As of December 31, 2010, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2010, the Company’s internal control over financial reporting is effective.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the American Vanguard’s internal control over financial reporting as of December 31, 2010. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended and year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 10, 2011

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Registrant,” “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2011 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2010, is incorporated herein by reference.

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

34.2

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

We have discussed with BDO USA, LLP, the Company’s independent registered public accounting firm , the matters required to be discussed by ASC 380 [SAS 61] (Communications with Audit Committee). ASC 380 requires our independent auditors to provide us with additional information regarding the scope and results of their audit of the Company’s financial statements, including with respect to (i) their responsibility under generally accepted auditing standards, (ii) significant accounting policies, (iii) management judgments and estimates, (iv) any significant audit adjustments, (v) any disagreements with management, and (vi) any difficulties encountered in performing the audit.

We have received from BDO USA, LLP, a letter providing the disclosures required by Independence Standards Board Standard No. 1. (Independence Discussions with Audit Committees) with respect to any relationships between BDO USA, LLP and the Company that in their professional judgment may reasonably be thought to bear on independence. BDO USA, LLP has discussed its independence with us, and has confirmed in such letter that, in its professional judgment, it is independent of the Company within the meaning of the federal securities laws.

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

AUDIT COMMITTEE

Irving J. Thau, Chair

Carl R. Soderlind

Lawrence S. Clark

Alfred Ingulli

March 10, 2011

35

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 101 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2010	$636	(189)	—	—	$447
December 31, 2009	472	164	—	—	636
December 31, 2008	418	54	—	—	472

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	President, Chief Executive Officer and Director		Chief Financial Officer & Principal Accounting Officer

	March 10, 2011		March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HERBERT A. KRAFT	By:	/s/ JOHN L. KILLMER
	Herbert A. Kraft		John L. Killmer
	Co-Chairman		Director

	March 10, 2011		March 10, 2011

By:	/s/ LAWRENCE S. CLARK	By:	/s/ CARL R. SODERLIND
	Lawrence S. Clark		Carl R. Soderlind
	Director		Director

	March 10, 2011		March 10, 2011

By:	/s/ JOHN B. MILES	By:	/s/ ALFRED INGULLI
	John B. Miles		Alfred Ingulli
	Director		Director

	March 10, 2011		March 10, 2011

By:	/s/ IRVING J. THAU		/s/ ESMAIL ZIRAKPARVAR
	Irving J. Thau		Esmail Zirakparvar
	Director		Director

	March 10, 2011		March 10, 2011

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2010 and 2009, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 10, 2011

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollars in thousands, except per share data)

	2010	2009
Assets
Current assets:
Cash	$1,158	$383
Receivables:
Trade, net of allowance for doubtful accounts of $447 and $636, respectively	33,833	40,681
Other	263	382

	34,096	41,063

Inventories	74,054	72,512
Prepaid expenses	2,622	2,143
Income taxes receivable	6,715	4,132

Total current assets	118,645	120,233
Property, plant and equipment, net	40,541	39,196
Intangible assets, net	115,249	86,973
Other assets	7,364	8,866

	$281,799	$255,268

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$8,427	$8,528
Accounts payable	13,961	11,958
Deferred revenue	5,568	—
Accrued program costs	18,596	27,188
Accrued expenses and other payables	4,634	3,762

Total current liabilities	51,186	51,436
Long-term debt, excluding current installments	53,712	45,432
Other long-term liabilities	3	192
Deferred income taxes	10,461	5,121

Total liabilities	115,362	102,181

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,735,928 shares in 2010 and 29,575,562 shares in 2009	2,974	2,958
Additional paid-in capital	43,403	41,529
Accumulated other comprehensive loss	(448)	(1,743)
Retained earnings	123,661	113,496

	169,590	156,240
Less treasury stock, at cost, 2,260,996 shares in both 2010 and 2009	(3,153)	(3,153)

Total stockholders’ equity	166,437	153,087

	$281,799	$255,268

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Net sales	$229,620	$209,329	$237,538
Cost of sales	140,538	148,903	136,407

Gross profit	89,082	60,426	101,131
Operating expenses	69,891	66,755	64,987

Operating income (loss)	19,191	(6,329)	36,144
Interest expense	3,171	3,253	4,300
Interest income	—	—	(75)
Interest capitalized	(154)	(44)	(254)

Income (loss) before provision for income taxes	16,174	(9,538)	32,173
Income taxes expense (benefit)	5,190	(3,749)	12,154

Net income (loss)	$10,984	$(5,789)	$20,019

Earnings (loss) per common share—basic	$0.40	$(0.21)	$0.75

Earnings (loss) per common share—assuming dilution	$0.40	$(0.21)	$0.73

Weighted average shares outstanding—basic	27,385	27,120	26,638

Weighted average shares outstanding—assuming dilution	27,652	27,120	27,469

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2007	28,650,829	$2,865	$36,551	$103,004	$64	$—	2,226,796	$(2,745)	$139,739
Stocks issued under ESPP	42,215	4	559	—	—	—	—	—	563
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,127)	—	—	—	—	(2,127)
Foreign currency translation adjustment, net	—	—	—	—	(1,137)	(1,137)	—	—	(1,137)
Unrealized loss on currency forward cover contracts	—	—	—	—	(539)	(539)	—	—	(539)
Changes in fair value of interest swap	—	—	—	—	(1,981)	(1,981)	—	—	(1,981)
Stock based compensation	—	—	822	—	—	—	—	—	822
Treasury stock acquired							34,200	(408)	(408)
Stock options exercised and grants of restricted stock units	516,819	51	941	—	—	—	—	—	992
Net income	—	—	—	20,019	—	20,019	—	—	20,019

Total comprehensive income	—	—	—	—	—	$16,362	—	—	—

Balance, December 31, 2008	29,209,863	2,920	38,873	120,896	(3,593)	—	2,260,996	(3,153)	155,943
Stocks issued under ESPP	48,492	5	496	—	—	—	—	—	501
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,611)	—	—	—	—	(1,611)
Foreign currency translation adjustment, net	—	—	—	—	441	441	—	—	441
Unrealized loss on currency forward cover contracts	—	—	—	—	539	539	—	—	539
Stock based compensation	—	—	1,223	—	—	—	—	—	1,223
Changes in fair value of interest swap	—	—	—	—	870	870	—	—	870
Stock options exercised and grants of restricted stock units	317,207	33	937	—	—	—	—	—	970
Net loss	—	—	—	(5,789)	—	(5,789)	—	—	(5,789)

Total comprehensive loss	—	—	—	—	—	$(3,939)	—	—	—

Balance, December 31, 2009	29,575,562	2,958	41,529	113,496	(1,743)	—	2,260,996	(3,153)	153,087
Stocks issued under ESPP	60,047	6	480	—	—	—	—	—	486
Cash dividends on common stock ($0.03 per share)	—	—	—	(819)	—	—	—	—	(819)
Foreign currency translation adjustment, net	—	—	—	—	201	201	—	—	201
Stock based compensation	—	—	1,122	—	—	—	—	—	1,122
Changes in fair value of interest swap	—	—	—	—	1,094	1,094	—	—	1,094
Stock options exercised and grants of restricted stock units	100,319	10	272	—	—	—	—	—	282
Net Income	—	—	—	10,984	—	10,984	—	—	10,984

Total comprehensive loss	—	—	—	—	—	$12,279	—	—	—

Balance, December 31, 2010	29,735,928	$2,974	$43,403	$123,661	$(448)	—	2,260,996	$(3,153)	$166,437

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Increase (decrease) in cash
Cash flows from operating activities:
Net income (loss)	$10,984	$(5,789)	$20,019
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,917	9,050	7,271
Amortization of intangibles	4,464	4,437	4,342
Loss from foreign currency contracts	—	—	174
Stock-based compensation expense related to stock options, employee stock purchases and directors’ fees	1,122	1,223	822
(Increase) decrease in deferred income taxes	5,342	(778)	3,700
Changes in assets and liabilities associated with operations:
Decrease in net receivables	6,967	10,905	4,602
(Increase) decrease in inventories	(1,542)	18,114	(27,171)
Increase in income tax receivable	(2,583)	(4,132)	—
Increase in prepaid expenses and other assets	(2,235)	(2,898)	(4,913)
Increase (decrease) in accounts payable	3,095	(2,828)	(1,871)
Increase in deferred revenue	5,568	—	—
(Decrease) Increase in other payables and accrued expenses	(7,909)	4,647	(6,091)

Net cash provided by operating activities	33,190	31,951	884

Cash flows from investing activities:
Capital expenditures	(8,004)	(4,322)	(14,444)
Acquisitions of intangible assets	(32,677)	—	(10,439)

Net cash used in investing activities	(40,681)	(4,322)	(24,883)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	4,700	(21,900)	24,500
Payments on long-term debt	(8,107)	(4,106)	(4,106)
Increase (decrease) in other notes payable	11,586	(2,438)	3,750
Proceeds from the issuance of common stock	768	1,470	1,555
Acquisition of treasury stock	—	—	(408)
Payment of cash dividends	(819)	(1,611)	(2,127)

Net cash provided (used in) by financing activities	8,128	(28,585)	23,164

Net increase (decrease) in cash	637	(956)	(835)
Cash at beginning of year	383	1,229	3,201
Effect of exchange rate changes on cash	138	110	(1,137)

Cash at end of year	$1,158	$383	$1,229

Supplemental cash flow information:
Cash paid during the year for:
Interest	$3,661	$3,279	$4,135

Income taxes	$2,452	$3,361	$6,785

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

During 2010, the Company completed the acquisition of product lines and recorded intangible assets in the amount of $32,677 of which $20,655 was paid during the period. Furthermore, the Company made payments in the amount of $400 associated with product line acquisitions completed in 2008.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2010	2009	2008
Net sales:
Crop	204,424	180,837	194,886
Non-Crop	25,196	28,492	42,652

	$229,620	$209,329	$237,538

Gross profit:
Crop	$79,163	$53,371	$87,815
Non-crop	9,919	7,055	13,316

	$89,082	$60,426	$101,131

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

Freight, Delivery and Warehousing Expense—Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $16,961 in 2010, $15,422 in 2009 and $19,566 in 2008.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of operations and were $2,418 in 2010, $2,632 in 2009 and $3,267 in 2008.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Inventories—The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor and factory overhead. The Company writes down and makes adjustments to its inventory carry values as a result of the effects of unutilized capacity, net realizable value assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect manufacturing cost.

The components of inventories consist of the following:

	2010	2009
Finished products	$67,316	$66,116
Raw materials	6,738	6,396

	$74,054	$72,512

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815 [SFAS 133], Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative instruments as either other assets or other liabilities at fair or market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820 [SFAS 157], Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). At December 31, 2010, and 2009, the Company had no hedges in place related to foreign currency exposure. The Company did enter into one foreign currency hedge during 2010 and was settled in 2010. During 2009, there were no such hedges utilized. At December 31, 2010, the Company had in place one interest rate swap contract that is accounted for under FASB ASC 815. At December 31, 2009, the Company had in place two such swap contracts. The Company qualifies for the short cut method for these swaps and performs quarterly re-evaluations to determine continued qualification for this method. Any gains or losses on derivative instruments that are deemed effective are taken as an adjustment to other comprehensive income (loss). If any contracts are deemed ineffective, then gains and losses in those contracts are taken as an adjustment to operating income. As at December 31, 2010 and 2009, the Company’s derivative instruments have been tested and no charge has been taken to income in both years.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350 [SFAS No. 142], “Goodwill and Other Intangible Assets”. Under the provisions of FASB ASC 350, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization, consisting of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as; future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2010 and there were no impairment losses recorded.

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

Income Taxes— The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The components of basic and diluted earnings per share were as follows:

	2010	2009	2008
Numerator:
Net (loss) income	$10,984	$(5,789)	$20,019

Denominator:
Weighted average shares outstanding—basic	27,385	27,120	26,638
Assumed exercise of stock options—fully dilutive	267	—	831

	27,652	27,120	27,469

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations included compensation expense for the share-based payment awards granted subsequent to December 31, 2005. In conjunction with the adoption of FASB ASC 718 in 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Stock-based compensation expense recognized in the Consolidated Statement of Operations for periods subsequent to December 31, 2005 has been reduced for forfeiture as required by FASB ASC 718. Estimated forfeitures recognized in the Company’s Consolidated Statement of Operations reduced compensation expense at December 31, 2010 by $148. The Company estimates that 4.5 percent of all restricted stock grants that are currently vesting will be forfeited. Estimated forfeitures for option awards are immaterial.

As of December 31, 2010, the Company had approximately $2,706 of unamortized stock-based compensation expenses related to unvested options, which will be recognized over the weighted-average period of 2.9 years. As of December 31, 2010, the Company had approximately $703 of unamortized stock-based

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

compensation expenses related to unvested restricted stock, which will be recognized over the weighted-average period of 1.1 years. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

	2010	2008
Risk free interest rate	2.70%	2.45%
Dividend yield	0.30%	0.50%
Volatility factor	54.00%	50.00%
Weighted average life (years)	6.7 years	5 years

The weighted average grant-date fair values of options granted during 2010 and 2008 were $3.78 and $7.11, respectively. There were no option shares granted during 2009.

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

Recently Issued Accounting Guidance

In December 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this standard to account for business combination when applicable.

In December 2010, FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. This update modifies Step 1 of the two step process of the goodwill impairment test for reporting with zero or negative goodwill where step 2 of this two step process will have to be performed if it is more than likely than not that a goodwill impairment exists. This update is effective for fiscal year and interim periods beginning after December 15, 2010. The Company will adopt this standard for goodwill when applicable.

In August 2010, Financial Accounting Standards Board (FASB) issued Update No. 21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009 consists of the following:

	2010	2009	Estimated useful lives
Land	$2,458	$2,458
Buildings and improvements	8,131	7,368	10 to 30 years
Machinery and equipment	77,140	75,170	3 to 15 years
Office furniture, fixtures and equipment	6,710	5,848	3 to 10 years
Automotive equipment	284	245	3 to 6 years
Construction in progress	5,474	1,104

	100,197	92,193
Less accumulated depreciation	(59,656)	(52,997)

	$40,541	$39,196

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Note payable, secured by certain real property, (interest 5.75% as of December 31, 2010)(a)	$1,941	$2,048
Term loan, secured by personal property, payable in quarterly principal installments of $2,000 plus interest (2.782% as of December 31, 2010) through December 31, 2009 and $2,000 plus interest thereafter with remaining unpaid principal due December 15, 2013, at which time the remaining unpaid principal is due(a)	40,000	48,000
Notes payable on product acquisitions and asset purchases(b)	12,898	1,312
Revolving line of credit (interest rate of 5.75% at December 31, 2010)(a)	7,300	2,600

	62,139	53,960
Less current installments	8,427	8,528

	$53,712	$45,432

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Approximate principal payments on long-term debt mature as follows:

2011	$8,427
2012	8,423
2013	10,022
2014	10,008
2015	10,000
Thereafter	15,259

$62,139

(a)	On January 10, 2011, AMVAC Chemical Corporation (“AMVAC”), one of our subsidiaries, as borrower, and affiliates (including registrant), as guarantors, entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lender led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The New Credit Agreement supersedes the First Amendment to Credit Agreement (“First Amendment”) dated as of March 5, 2010 and more fully described in the Company’s Form 8-K filed on March 8, 2010. The New Credit Agreement is a $137,000 senior secured lending facility consisting of a revolving line of credit of $75,000 and term loan commitments of $62,000. Also included in the facility is an additional accordion feature for up to $50,000. In connection with retiring the entire outstanding balance of the term loans and revolving credit facility (plus accrued interest) of the First Amendment upon termination thereof, on January 10, 2011, AMVAC borrowed approximately $62,000 under the New Credit Facility consisting of approximately $62,000 in term loans. These loans bear interest at a variable rate of interest based on LIBOR and the Eurodollar Reserve of the Federal Reserve (“Eurodollar Rate Loan”), or, at Amvac’s option, a variable rate of interest based upon the prime rate, the Federal Funds rate, and LIBOR (“Alternative Base Rate Loan”). The principal payments of the term loans are payable (a) in equal quarterly installments on or before the last business day of each March, June, September and December (i) through 2012 in the amount of $2,000, and (ii) thereafter through December 2015 in the amount of $2,500, and (b) the remainder, if any, not later than January 10, 2016. Interest accruing on the Eurodollar Rate Loans is payable on the last day of the interest period, which may be one, three or six months, as per borrower’s election. Interest accruing on the Alternate Base Rate Loans is payable monthly, in arrears, on the last day of the month and on the maturity date of any such loan in the amount of interest then accrued but unpaid. Both the senior secured revolving line of credit and the term loans mature on January 10, 2016.

The note payable, secured by certain real property reported above, was consolidated with the term debt into one term loan as part of the new credit facility agreement. The remaining unpaid principal was paid in January 2011.

(b)	Notes payable on product acquisitions and asset purchases, with two remaining payments of $400 each due in May of 2011 and 2012; two equal payments of $6,011 due on January 1, 2012 and 2013; term payments on an asset purchase in the total amount of $76.

The Company has four key covenants under the New Credit Agreement (with which AMVAC is in compliance). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, (3) maintain a certain consolidated fixed charge coverage ratio, and (4) maintain a certain modified current ratio.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

At December 31, 2010 total indebtedness is $62,139 as compared to $53,960 at December 31, 2009. At December 31, 2010, based on its performance against the most restrictive covenants listed above, the Company has the capacity to increase its borrowings by up to $38,132 under the credit facility agreement.

Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via both credit agencies and face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at December 31, 2010 and December 31, 2009. These are summarized in the following table:

Indebtedness	December 31, 2010			December 31, 2009
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$32,000	$8,000	$40,000	$40,000	$8,000	$48,000
Real estate	1,937	4	1,941	1,942	106	2,048
Working capital revolver	7,300	—	7,300	2,600	—	2,600
Notes payable on product acquisitions and asset purchases	12,475	423	12,898	890	422	1,312

Total indebtedness	$53,712	$8,427	$62,139	$45,432	$8,528	$53,960

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2010 and 2009 was $14,388 and $39,104. The weighted average interest rate on the revolving credit line during the years ended December 31, 2010 and 2009 was 3.8% and 2.1% respectively.

(3) Income Taxes

The components of income tax expense (benefit) are:

	2010	2009	2008
Current:
Federal	$(615)	$(2,091)	$5,638
State	61	(981)	1,971
Foreign	402	293	845
Deferred:
Federal	4,389	(72)	3,411
State	953	(898)	289

	$5,190	$(3,749)	$12,154

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35.0% to income before income tax expense as a result of the following:

	2010	2009	2008
Computed tax expense (benefit) at statutory federal rates	$5,660	$(3,339)	$11,261
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	742	(431)	1,544
Domestic production deduction	(345)	—	(412)
Income tax credits	(315)	(616)	(239)
Other expenses	(552)	637	—

	$5,190	$(3,749)	$12,154

The components of income (loss) before provision (benefit) for income taxes are as follows:

	2010	2009	2008
Domestic	$14,811	$(10,841)	$29,170
Foreign	1,363	1,303	3,003

	$16,174	$(9,538)	$32,173

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2010 and 2009 relate to the following:

	2010	2009
Current:
Inventories	$2,395	$7,128
State income taxes	(387)	(515)
Vacation pay accrual	253	215
Accrued bonuses	730	(126)
Bad Debt	79	150
Tax Credit	—	209
Prepaid expenses	(1,179)	(1,163)
Other	900	40

Net deferred tax asset	2,791	5,938

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(13,518)	(11,202)
NOL Carry Forward	266	143

Net deferred tax liability	(13,252)	(11,059)

Total net deferred tax liability	$(10,461)	$(5,121)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following is a rollforward of the Company’s total gross unrecognized tax liabilities, not including interest and penalties, for the fiscal year ended December 31, 2010:

Gross Unrecognized Tax Liabilities
Balance at December 31, 2009	$181
Additions for tax positions related to the current year	63
Additions for tax positions related to the prior year	9
Deletions for tax positions related to the prior year	(129)

Balance at December 31, 2010	$124

The Company recognizes accrued interest and penalties related to contingent tax liabilities in provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2010, the Company had approximately $100 in interest and penalties related to recognized tax benefits accrued. It is not expected that the amounts of unrecognized tax benefits will change in the next 12 months.

The Company has state net operating tax loss carry forwards of approximately $4,070 which expires on 2031. The net operating loss carry forward is related to a state in which the utilization of the net operating loss carryover is temporarily suspended under tax law.

In June 2010, the Internal Revenue Service concluded its examination of the Company’s tax returns for the 2006, 2007, and 2008 tax years. The examination was concluded with no adjustments. The Company upheld its uncertain tax positions related to the Federal tax returns and as a result, the amount of gross unrealized tax was reduced by $113. The removal of accrued uncertain tax positions and interest and penalties previously recorded resulted in a $120 increase in net income for the year ended December 31, 2010.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2007 through 2009 tax years. State income tax returns are subject to examination for the 2006 through 2009 tax years.

(4) Litigation and Environmental

PCNB Matters.

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound, pentachloronitrobenzene (“PCNB”) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and has not set a hearing. As of December 31, 2010, then, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. It is uncertain whether such goods will be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with USEPA as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief.

On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. Following the court’s denial, the Company filed an amended CSF with the agency and is currently in discussion with USEPA on technical matters relating to the CSF. Just prior to the statutory deadline (“PRIA deadline”), USEPA stated that it needed more time to complete its risk assessment, and the Company granted a 30 day extension (until March 10, 2011) and the parties held a meeting between their technical teams on March 3, 2011. At that meeting, the agency presented preliminary results of its health effects and impact of the impurity in certain PCNB products in light of the amended CSF. It should be noted that the agency’s technical team is still working on the environmental fate effects analysis. While it is too early to predict the agency’s final position on the amended CSF, the Company is encouraged by the agency’s preliminary health effects analysis as it relates to certain major uses. At present, the parties are discussing a further extension of the PRIA deadline to facilitate further analysis and discussion between the technical teams. The Company continues to pursue a preliminary injunction through the litigation pending against USEPA; no hearing has yet been set, but the court has been briefed by both sides. At December 31, 2010, the Company held inventories in the amount of $17,415 and associated intangible assets of $5,241 relating to this product line. It is too early in the process to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if the registration were to be cancelled, and the Company were required to write off its inventory and intangible assets, such losses would be in the range of $22,656, not including inventory disposal and equipment cleanup and decommissioning costs. It is possible that an inventory writeoff would be less than the then current value of inventory, as the Company may be able to sell some or all of these goods outside of the United States over time.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

A. DBCP Cases

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The EPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product.

At present, there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Only two of the suits (Suazo and Castillo, indicated below) filed in Nicaragua have been served on AMVAC.

Over the course of 2009, two actions that had been filed in the Los Angeles County Superior Court (named Mejia and Rivera) involving claims for personal injury to Nicaraguan banana plantation workers allegedly arising from exposure to DBCP, were dismissed with prejudice by the court on its own motion with a finding of “fraud on the court” and “blatant extortion of the defendants.” We believe that the court’s findings in these cases has diminished the viability of the pending Nicaraguan cases generally. Further, we believe that Mejia and Rivera have had an effect upon other cases involving exposure to foreign residents, most notably the several cases alleging injury to 668 residents of the Ivory Coast (pineapple plantation workers) which were dismissed in 2009 by the Los Angeles Superior Court without prejudice, as plaintiffs’ counsel withdrew from the case and none other came forward to prosecute the action. As described more fully below, of the cases that are still pending domestically in 2010, Patrickson has been dismissed and is on appeal; the Mississippi and Louisiana cases have lain dormant for many years, and Adams and Mendez, while early in litigation, appear to involve claims that largely do not concern AMVAC.

A.	Hawaii Matters

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants include: Dole Food Co., Shell Oil Company, and Dow Chemical Company. The ten named plaintiffs are citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries.

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. This appeal is presently pending. The Company believes that the appeal filed by plaintiffs has no merit and intends to oppose the appeal. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency with respect thereto.

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Co. was dismissed on the basis of the exclusive remedy of worker’s compensation benefits as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole. A stay has been placed on discovery other than to obtain written records. This appeal as to Dole is pending. The Company does not believe that a loss is either probable or reasonably estimable and has not accrued a loss contingency.

Mendez et al. v. The Dow Chemical Company et al.

On June 4, 2010, nine complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii, a representative one of which is captioned Mendez et al. v. Dow Chemical Company et al. These complaints were filed by the same attorneys representing the Patrickson and Adams plaintiffs. A total of 60 individual workers (50 of whom are from Panama, six from Ecuador and four from Costa Rica) seek damages for physical injuries allegedly arising from exposure to DBCP in the 1970’s. Other defendants named in the lawsuits include Shell Oil Company, Occidental Petroleum Corporation, Dole Food Company, and Amvac Chemical Corporation.

AMVAC was served with the complaints on November 30, 2010 and answered on January 19, 2011. There has been no discovery to date. AMVAC intends to defend these matters vigorously citing, among other things, the fact that, to its best knowledge, it has never sold DBCP to certain of the countries identified in the complaints. Thus, it is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation or other defenses. At this stage, then, the Company believes that a loss is neither probable nor reasonably estimable and has not accrued a loss contingency.

B.	Mississippi Matters

In May 1996, AMVAC was served with five complaints in which it is named as a defendant. (These complaints were filed by the same attorneys representing the Patrickson plaintiffs in Hawaii.) The complaints are brought by plaintiffs Edgar Arroyo-Gonzalez, Eulogio Garzon-Larreategui, ValentinValdez, Amilcar Belteton-Rivera, and Carlos Nicanor Espinola-E against a number of defendants, including Shell Oil Company, Dow

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Chemical Co., and Dole Food Company. The cases were filed in the Circuit Court of Harrison County, First Judicial District of Mississippi. Each case alleged damages sustained from injuries caused by plaintiffs’ (who are former banana workers and citizens of a Central American country) exposure to DBCP while applying the product in their native countries. These cases were removed to U.S. District Court for the Southern District of Mississippi, Southern Division. The federal court granted defense motions to dismiss in each case pursuant to the doctrine of forum non conveniens. On January 19, 2001, the court issued an unpublished decision, finding that there was jurisdiction in federal court, but remanded just one case (Espinola-E) back to the trial court based on a stipulation which limited the plaintiff’s recovery to fifty thousand dollars. No activity has taken place on this matter since 2001. Without discovery, it is unknown whether this plaintiff was exposed to the Company’s product or what defenses may apply. AMVAC intends to contest the cases vigorously. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not accrued a loss contingency.

C.	Louisiana Matters

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana entitled Pedro Rodrigues et. al v. AMVAC Chemical Corporation et. al, Andres Puerto, et. al v. Amvac Chemical Corporation, et. al and Eduardo Soriano, et al v. Amvac Chemical Corporation et. al. Other named defendants include Dow Chemical Company, Shell Oil Company, and Dole Food. These suits were filed in 1996, but they were not served until November 1999. Following a dismissal of most of the plaintiffs from the action (in light of the fact that they had previously settled their claims in other actions), the complaints, with Soriano as the lead case, allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP (punitive damages are also sought). There has been no discovery in these cases to date and no procedural activity of any kind since February 2008. It is unknown as to how many of the plaintiffs claim exposure to AMVAC’s product, what are the actual injuries, and whether their claims are barred by applicable statutes of limitation. AMVAC intends to vigorously contest these cases. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not accrued a loss contingency.

D.	Nicaragua Matters

Suits filed in Nicaragua

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only two cases, Castillo and Suazo, have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc. In the two cases pending before Nicaraguan courts in which AMVAC has been served, the court has denied AMVAC’s objection to jurisdiction, which is being appealed.

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar lawsuits filed on behalf of a total of 30 plaintiffs. On January 25, 2006, AMVAC was served with the Suazo and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Castillo suits, and in March 2006, counsel in Nicaragua filed objections to jurisdiction over AMVAC in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007 by denying each objection to jurisdiction.

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

However, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. One such judgment (not including the Company) was entered in August 2005 for $97,000 for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802,000 against Dow, Shell, Occidental, and Standard Fruit for some 1200 plaintiffs. An enforcement action (entitled Osorio) against Dole and Dow for the $97,000 judgment was filed in the U.S. District Court in Miami, Florida. In this enforcement action, on October 20, 2009, the federal court issued a lengthy decision refusing to enforce the judgment on the grounds that Law 364 violated due process of law and that the Nicaraguan courts were not impartial tribunals. The plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeal on March 10, 2010. This appeal is still pending. While the dismissal is being appealed, this decision and the findings in the Mejia case may halt further attempts to enforce these foreign judgments.

B. Other Matters

Archem Superfund Action. On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. During the fourth quarter of 2010, petitioners and respondents have reached a settlement of the matter which, while subject to public comment and final approval, would require AMVAC to pay approximately $50 in cash. Accordingly, the Company has set up a loss contingency of $50.

Wilson v. Gemchem. On or about September 25, 2009, an action styled Joseph K. Wilson v. Gemchem, Inc. etc., Civ. No. 02-CV-2009-901876.00, was filed in the Civil Court of Mobile, Alabama by a former employee who seeks compensation and medical expenses arising from physical injuries that he allegedly sustained when he tripped and fell at AMVAC’s facility in Axis, Alabama. The Company does not believe that the claims have any

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

merit and intends to defend the matter vigorously. Discovery has been taken on both sides. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $285 against Amvac do Brasil. The Company has challenged the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. At this stage, the Company believes that a loss of $100 is probable and has set up a loss contingency in the amount of $100.

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $792, $690 and $761 in 2010, 2009 and 2008.

During 2001, the Company’s Board of Directors adopted the American Vanguard Corporation Employee Stock Purchase Plan (the “Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An aggregate of 200,000 shares of the Company’s Common Stock, par value $.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) may be sold pursuant to the Plan which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors in December 10, 2010, the expiration of the Plan was extended to December 31, 2013.

Shares of common stock purchased through the Plan for 2010, 2009 and 2008 were 60,047, 48,492 and 44,215, respectively.

(6) Major Customers and Export Sales

In 2010, there were three companies that accounted for 23%, 19%, and 13% of the Company’s consolidated sales. In 2009, there were three companies that accounted for 21%, 20% and 8% of the Company’s consolidated sales. In 2008, there were three companies that accounted for 18%, 19%, and 9% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

each accounted for approximately 15%, 12% and 8% of the Company’s receivables as of December 31, 2010. The Company had three significant customers who each accounted for approximately 13%, 13% and 9% of the Company’s receivables as of December 31, 2009. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Mexico	$13,887	$11,423	$12,319
South & Central America	7,541	6,604	7,599
Asia	5,485	5,214	3,582
Canada	5,100	7,378	10,918
Africa	2,575	2,399	2,727
Europe	2,275	3,134	2,725
Other international	2,186	1,812	1,380

	$39,049	$37,964	$41,250

(7) Royalties

The Company had various royalty agreements in place extending through December 2010. These agreements relate to the acquisition of certain products as well as licensing arrangements. No agreement contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $38, $37 and $95, respectively, for 2010, 2009 and 2008.

(8) Product Acquisitions

All product acquisitions made after January 1, 2009 have been accounted pursuant to FASB ASC 805 [FASB 141R].

On December 20, 2010—AMVAC completed the acquisition of a global product line relating to the active ingredient Tebupirimfos from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademarks Aztec®, Azteca® and Capinda®. When combined in a mixture with another active ingredient Cyfluthrin, the resulting dual AI product is a leading insecticide that is registered in the United States as Aztec and Mexico as Azteca, where it is used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is also registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

On December 13, 2010—AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient Ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, the Ultima® packaging system and the trademarks Mocap and Ultima. Mocap is a leading soil insecticide that is registered in 50 countries where it is used to combat nematode species in wide range of crops.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

On December 7, 2010—AMVAC completed the acquisition of a global (except for Europe and Argentina) insecticide product line relating to the active ingredient Fenamiphos (sold under the trade name Nemacur®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories and the trademark Nemacur. Nemacur is a leading soil insecticide that is registered in 30 countries for use primarily as a nematicide with additional efficacy against above ground sucking insects.

On October 14, 2010—AMVAC and Kanesho Soil Treatment completed agreements with Certis-USA regarding the crop protection product Basamid® (dazomet) under which AMVAC will become the exclusive distributor and registration holder for this granular soil fumigant in the United States. Certis-USA, will continue to market Basamid into non-food crop applications under a distribution agreement with AMVAC. Basamid complements the strong market position of AMVAC’s Vapam® & K-Pam® soil fumigant brands. The Company will be developing the use of Basamid for high-valued crop segments such as strawberries, tomatoes, lettuce & spinach and will be responsible for the re-registration of dazomet in the United States.

On July 21, 2010—AMVAC completed the acquisition of the U.S. cotton defoliant product Tribufos (sold under the trade name Def®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. Both are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid.

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

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS LP”) certain assets at BCS’s facility located in Marsing, ID, (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets, primarily include real property, buildings and manufacturing equipment. In connection with the acquisition, AMVAC and BCS agreed to enter into a master processor agreement under which AMVAC is providing certain tolling services to BCS for a period of four years.

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

The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. These rights, for the most part, consist of product registrations and related data filed with the United States Environmental Protection Agency and state regulatory agencies to support such registrations

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

and other supporting data. As of December 31, 2009 all intangible assets were assigned to product rights. The preliminary allocation of the 2010 acquisitions was $15,402 to product rights, $12,479 to trademarks and $4,796 to customer lists. The Company expects to finalize its allocation during the first quarter of 2011. The amount of goodwill allocated to the product acquisitions has not been material. Results of 2010 acquisitions were included in the Company’s operations from the dates of the respective acquisitions and pro forma results are not provided since the amounts are not material to the consolidated results of operations. The following schedule represents intangible assets recognized in connection with product acquisitions (See Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets for the Company’s accounting policy regarding intangible assets):

The following schedule represents intangible assets recognized in connection with product acquisitions (See description of Business, Basis of Consolidation and Significant Accounting Policies for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2007	85,318
Acquisitions during fiscal 2008	10,439
Impact of movement in exchange rates and other adjustments	(336)
Amortization expense	(4,342)

Intangible assets at December 31, 2008	91,079
Acquisitions during fiscal 2009	—
Impact of movement in exchange rates and other adjustments	331
Amortization expense	(4,437)

Intangible assets at December 31, 2009	86,973
Acquisitions during fiscal 2010	32,677
Impact of movement in exchange rates and other adjustments	63
Amortization expense	(4,464)

Intangible assets at December 31, 2010	$115,249

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets. Product rights are amortized over their expected useful lives of 25 years. Customer lists will be amortized over their expected useful lives of ten years and trademarks will be amortized over their expected useful lives of 25 years. Accumulated amortization for trademarks and customer lists was zero as of December 31, 2010.

	2010	2009
Gross carrying amount	$142,976	$110,236
Accumulated amortization	(27,727)	(23,263)

	$115,249	$86,973

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,
2011	$5,939
2012	5,939
2013	5,939
2014	5,939
2015	5,939
Thereafter	85,554

$115,249

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2007	2,000
Additional obligations acquired	1,600
Payments on existing obligations	—

Obligations under acquisition agreements at December 31, 2008	3,600
Additional obligations acquired	—
Payments on existing obligations	2,400

Obligations under acquisition agreements at December 31, 2009	1,200
Additional obligations acquired	32,608
Payments on existing obligations	20,986

Obligations under acquisition agreements at December 31, 2010	$12,822

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(9) Commitments

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with twelve-months notice. The long-term ground lease at Marsing is for a period of 25 years (commencing in May 2008) with automatic twenty-five year extensions thereafter. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $459, $452 and $399. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2011	$542
2012	629
2013	648
2014	673
2015	698
Thereafter	1,864

$5,054

(10) Research and Development

Research and development expenses which are included in operating expenses were $5,874, $4,714 and $3,410 for the years ended December 31, 2010, 2009 and 2008.

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

The Company granted incentive stock options to purchase 6,779 shares in 2008 of common stock to employees. The option granted in 2008 vests annually over three years. All options granted are non-assignable and non-transferable. No options were granted in 2009. In 2010, the Company granted incentive stock options to purchase 729,000 shares in 2010 of common stock to employees. The option granted in 2010 vests annually over three years. All options granted are non-assignable and non-transferable.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2010.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2007	1,670,086	90,840	$6.25	$6.17

Options granted ($14.75)	6,779	—	14.75
Options exercised, range from $1.76—$8.10	(324,134)	(42,440)	1.25
Options expired	(9,400)	—	(14.74)

Balance outstanding, December 31, 2008	1,343,331	48,400	$7.22	$7.18

Options exercised, range from $3.52—$3.55	(198,000)	—	3.55
Options expired	—	(48,400)	(14.45)

Balance outstanding, December 31, 2009	1,145,331	—	$7.55	$7.52

Options granted ($7.50)	729,000	—	7.50
Options exercised ($3.94)	(72,000)	—	3.94
Options expired	(315,000)	—	(7.80)

Balance outstanding, December 31, 2010	1,487,331	—	$7.65	$7.77

Information relating to stock options at December 31, 2010 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67—$4.93	450,000	24	$3.67	450,000	$3.67
$7.00—$8.10	768,999	113	$7.53	40,000	$8.10
$11.30—$14.74	268,332	12	$14.64	266,072	$14.64

	1,487,331		$7.65	756,072	$7.77

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2009 and 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2009:
Incentive Stock Option Plans:
Outstanding	1,145,331	$7.55	28	$2,562
Expected to Vest	1,145,331	$7.55	28	$2,562
Exercisable	1,140,813	$7.52	28	$2,562

Non-statutory Stock Option Plans:
Options Outstanding	—	$—	—	$—
Expected to Vest	—	$—	—	$—
Options Exercisable	—	$—	—	$—

As of December 31, 2010:
Incentive Stock Option Plans:
Outstanding	1,487,331	$7.65	64	$2,966
Expected to Vest	1,454,376	$7.65	63	$2,931
Exercisable	756,072	$7.77	11	$2,208

Non-statutory Stock Option Plans:
Options Outstanding	—	$—	—	$—
Expected to Vest	—	$—	—	$—
Options Exercisable	—	$—	—	$—

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $260, $895 and $4,358, respectively. Cash received from stock options exercised during 2010, 2009 and 2008 was $284, $702 and $920, respectively.

As of December 31, 2010, the Company had approximately $2,706 of unamortized stock-based compensation expenses related to unvested incentive stock options outstanding. This amount will be recognized over the weighted-average period of 2.9 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Stock Grants

During 2010, the Company issued a total of 50,877 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The values of the grants range from $6.86 to $8.32 per share based on the publicly traded share prices. The total value of $401 will be recognized over the related service periods. During 2010, 22,558 shares of common stock granted to employees were forfeited.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

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

During 2008, the Company issued a total of 150,355 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of the grant. The values of the grants range from $12.19 to $12.72 per share based on the publicly traded share prices. The total value of $1,845 will be recognized over the related service periods. As of December 31, 2008, there remains an un-amortized balance of $1,279. During 2008, 3,500 shares of common stock granted to employees were forfeited.

A status summary of nonvested shares as of and for the year ending December 31, 2010, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2010	255,437	$12.17
Granted	10,000	7.59
Vested	(40,783)	13.01
Forfeited	(22,558)	$12.21
Nonvested shares at December 31, 2010	202,096	$11.77

As of December 31, 2010, there remains an un-amortized balance of $703, which will be recognized over the remaining weighted-average period service period of 1.1 years. This projected expense will change if there are new stock grant or if existing grants are cancelled prior to the respective reporting period. The Company expects that approximately 95% of all nonvested stock grants will vest during 2011 and 2012.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(12) Quarterly Data—Unaudited

Quarterly Data—2010	March 31	June 30	September 30	December 31
Net sales	$46,712	$52,172	$68,256	$62,480
Gross profit	18,924	19,233	25,376	25,549
Net income (loss)	1,827	1,643	3,611	3,903
Basic net income (loss) per share	.07	.06	.13	.14
Diluted net income (loss) per share	.07	.06	.13	.14

Quarterly Data—2009
Net sales	$44,637	$47,485	$66,371	$50,836
Gross profit	18,556	16,419	21,364	4,087
Net income (loss)	699	(4)	2,097	(8,581)
Basic net income (loss) per share	.03	—	.08	(.32)
Diluted net income (loss) per share	.03	—	.08	(.32)

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

Significant Fourth Quarter Adjustments

The Company took a one time non-cash charge in the amount of $13,509 in the fourth quarter of 2009 relating to inventory cost reductions arising primarily from our assessment of net realizable value. No such charge occurred in either 2010 or 2008.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, which was filed on March 30, 2004 with the Securities Exchange Commission and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004, which was filed with the Securities Exchange Commission on February 23, 2005 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008, which was filed with the Securities Exchange Commission on May 12, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.3 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.4 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated January 15, 2008 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on March 17, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004, which was filed with the Securities Exchange Commission on May 10, 2005 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

10.12	Employment Agreement dated as of January 5, 2008 between AMVAC Chemical Corporation and Trevor Thorley (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 which was filed with the Securities Exchange Commission on March 13, 2009 and incorporated herein by reference).

10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

10.14	Credit Agreement dated as of December 19, 2006 by and among AMVAC Chemical Corporation and certain affiliates and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 which was filed with the Securities Exchange Commission on March 14, 2007 and incorporated herein by reference).

10.15	First Amendment to Credit Agreement dated as of March 5, 2010 by and among AMVAC Chemical Corporation (and certain affiliates) and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on March 8, 2010 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.