Form 10-Q
period 2011-03-31
AMERICAN VANGUARD CORP
filed 2011-05-06
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Common Stock, $.10 Par Value—27,542,131 shares as of May 2, 2011.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

A MERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	For the three months ended March 31
	2011	2010
Net sales	$67,396	$46,712
Cost of sales	39,123	27,788

Gross profit	28,273	18,924
Operating expenses	19,086	15,122

Operating income	9,187	3,802
Interest expense	806	807
Interest capitalized	(58)	(10)
Extinguishment of debt	546	—

Income before income tax	7,893	3,005
Income tax expense	2,881	1,178

Net income	$5,012	$1,827

Earnings per common share—basic	$.18	$.07

Earnings per common share—assuming dilution	$.18	$.07

Weighted average shares outstanding—basic	27,596	27,346

Weighted average shares outstanding—assuming dilution	27,851	27,623

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS (note 7)

	Mar. 31, 2011	Dec. 31, 2010
	(Unaudited)	(Note)
Current assets:
Cash	$1,274	$1,158
Receivables:
Trade, net of allowance for doubtful accounts of $456 and $447, respectively	63,671	33,833
Other	325	263

	63,996	34,096

Inventories	77,297	74,054
Prepaid expenses	3,371	2,591
Income taxes receivable	—	6,715

Total current assets	145,938	118,614
Property, plant and equipment, net	39,706	40,541
Intangible assets	120,560	115,249
Other assets	5,731	5,775

	$311,935	$280,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,636	$8,429
Current installments of other liabilities	2,040	—
Accounts payable	21,910	13,961
Deferred revenue	35	5,568
Accrued program costs	20,621	16,976
Accrued expenses and other payables	4,826	4,634
Income taxes payable	1,418	—

Total current liabilities	65,486	49,568
Long-term debt, excluding current installments	58,428	53,710
Other liabilities, excluding current installments	5,895	3
Deferred income taxes	10,461	10,461

Total liabilities	140,270	113,742

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,803,127 shares at March 31, 2011 and 29,735,928 shares at December 31, 2010	2,980	2,974
Additional paid-in capital	44,470	43,403
Accumulated other comprehensive loss	(457)	(448)
Retained earnings	127,825	123,661

	174,818	169,590
Less treasury stock, at cost, 2,260,996 shares at March 31, 2011 and at December 31, 2010	(3,153)	(3,153)

Total stockholders’ equity	171,665	166,437

	$311,935	$280,179

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

For The Three Months Ended March 31, 2011

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2010	29,735,928	$2,974	$43,403	$123,661	$(448)	—	2,260,996	$(3,153)	$166,437
Stocks issued under ESPP	29,192	3	231	—	—	—	—	—	234
Cash dividends on common stock ($0.03 per share)	—	—	—	(848)	—	—	—	—	(848)
Foreign currency translation adjustment, net	—	—	—	—	237	237	—	—	237
Stock based compensation	—	—	523	—	—	—	—	—	523
Change in fair value of interest rate swaps	—	—	—	—	(246)	(246)	—	—	(246)
Stock options exercised	38,007	3	313	—	—	—	—	—	316
Net income	—	—	—	5,012	—	5,012	—	—	5,012

Total comprehensive income	—	—	—	—	—	$5,003	—	—	—

Balance, March 31, 2011	29,803,127	$2,980	$44,470	$127,825	$(457)	—	2,260,996	$(3,153)	$171,665

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2011 and 2010

(Unaudited)

Increase (decrease) in cash	2011	2010
Cash flows from operating activities:
Net income	$5,012	$1,827
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	3,251	2,738
Amortization of other long term assets	1,253	788
Amortization of discounted liabilities	388	—
Stock-based compensation	523	202
Changes in assets and liabilities associated with operations:
Increase in net receivables	(29,900)	(12,454)
Increase in inventories	(3,243)	(1,827)
Increase in prepaid expenses and other assets	(1,988)	(1,622)
Decrease in income tax receivable/payable, net	8,133	—
Increase in accounts payable	7,703	6,556
Decrease in deferred revenue	(5,533)	—
Increase (decrease) in other liabilities	3,896	(10,696)

Net cash used in operating activities	(10,505)	(14,427)

Cash flows from investing activities:
Capital expenditures	(910)	(1,868)

Net cash used in investing activities	(910)	(1,868)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(7,300)	18,900
Principal payments on long-term debt	(2,004)	(2,027)
Borrowings on long-term debt	20,063	—
Decrease in other notes payable	—	(21)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock option)	550	277

Net cash provided by financing activities	11,309	17,129

Net (decrease) increase in cash	(106)	834
Cash and cash equivalents at beginning of year	1,158	383
Effect of exchange rate changes on cash	222	303

Cash and cash equivalents as of March 31	$1,274	$1,520

Supplemental schedule on non-cash investing activities:

During the quarter ended March 31, 2011 the Company recorded further purchase accounting entries related to the product line acquisitions completed in the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. There was no cash impact on this transaction during this quarter.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Property, plant and equipment at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010
Land	$2,458	$2,458
Buildings and improvements	8,131	8,131
Machinery and equipment	78,245	77,140
Office furniture, fixtures and equipment	6,837	6,710
Automotive equipment	284	284
Construction in progress	5,152	5,474

	101,107	100,197
Less accumulated depreciation	(61,401)	(59,656)

	$39,706	$40,541

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished products	$68,980	$67,316
Raw materials	8,317	6,738

	$77,297	$74,054

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2011	2010
Net sales:
Insecticides	$39,958	$16,682
Herbicides	14,558	15,930
Other	4,417	4,706

	58,933	37,318
Non-crop	8,463	9,394

	$67,396	$46,712

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(Unaudited)

5. On March 10, 2011, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on April 15, 2011 to stockholders of record at the close of business on April 1, 2011. Cash dividends paid April 12, 2011 totaled $848.

On March 4, 2010, the Board of Directors declared a cash dividend of $0.01 per share. The dividend was distributed on April 16, 2010 to stockholders of record at the close of business on April 2, 2010. Cash dividends paid April 16, 2010 totaled $271.

6. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$5,012	$1,827

Denominator:
Weighted averages shares outstanding	27,596	27,346
Assumed exercise of stock options	255	277

	27,851	27,623

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	March 31, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$52,000	$8,000	$60,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working capital revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchase	6,428	6,636	13,064	12,473	425	12,898

Total indebtedness	$58,428	$14,636	$73,064	$53,710	$8,429	$62,139

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(Unaudited)

On January 10, 2011, the Company entered into a new $137,000 senior secured credit facility with a syndicate of banks led by Bank of the West. The facility consists of a revolving commitment of $75,000, and an initial term commitment of $62,000. Both the revolving line of credit and the term loan mature on January 10, 2016. The facility replaces the Company’s previous $135,000 facility, which the Company has retired through borrowing from the new facility. As part of concluding this new credit agreement, the real estate loan was repaid in full. Finally, the Company took a one time charge in the amount of $546 related to extinguishment of the term loan.

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualified as a cash flow hedge. Gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011. The fair value at March 31, 2011 and December 31, 2010 of each swap was a loss of $263 and $17, respectively and is recorded as an adjustment to accounts payable.

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of March 31, 2011 the Company met all covenants in that credit facility.

At March 31, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $69,897 under the credit facility agreement.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2011 presentation.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,
	2011	2010
Net income	$5,012	$1,827
Change in fair value of interest rate swaps	(246)	233
Unrealized loss on currency forward cover contracts	—	(124)
Foreign currency translation adjustment	237	303

Comprehensive income	$5,003	$2,239

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(Unaudited)

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

During the three months ended March 31, 2010, the Company amended an option to extend the expiration date for a terminated employee to purchase 72,000 shares of common stock. The award would have expired 3 months after termination. The Company extended the expiration date to one year and recognized an award-based compensation expense of $8 for the modification.

During the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $223 and $4, respectively.

As of March 31,2011, the Company had approximately $2,476 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 2.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the three months ended March 31, 2011 and 2010, no restricted shares were granted.

There were 1,993 restricted shares of common stock that were forfeited during the three months ended March 31, 2011. There were 14,994 restricted shares of common stock that were forfeited during the three months ended March 31, 2010. These shares were not vested when terminated.

During the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense related to restricted shares of $192 and $102, respectively.

As of March 31, 2011, the Company had approximately $503 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.0 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2010.

PCNB Matters

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

(Unaudited)

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

In August 2010, the United States Environmental Protection Agency, (“USEPA”) issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief. On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. The Company continues to pursue injunctive relief through this litigation. In fact, the Company sought an expedited hearing on the matter, however, in April 2011, the court denied that motion. As of the date hereof, no hearing has yet been set, but the court has been briefed by both sides.

Following the court’s denial in September 2010, the Company filed an amended CSF with the agency and, over the course of the first quarter, has been engaged in discussions with USEPA on technical matters relating to the CSF. The parties have been operating under extensions to the statutory “PRIA” deadline to permit USEPA to complete its risk assessment. At meetings between the technical teams held in March 2011, the agency indicated that it had made substantial progress on its review and provided a brief outline of its preliminary results. Also, after discussion with USEPA staff, the Company submitted a draft memorandum of agreement (“MOA”) that would serve to outline the procedure for re-commencing distribution of PCNB products domestically, in the event that the SSURO is lifted.

At March 30, 2011, the Company held inventories in the amount of $18,058 and associated intangible assets of $5,181 relating to this product line. It is too early in the process to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if the registration were to be cancelled, the Company would be required to adjust the carrying value of the aforementioned assets.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(Unaudited)

B. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fourteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

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

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. This appeal is presently pending. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiff are barred from this action by the applicable statute of limitations. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency with respect thereto.

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

AMVAC was served with the complaints on November 30, 2010 and answered on January 19, 2011. In April 2011, Dow filed a motion to have the matter dismissed based upon inconvenient forum in favor of a

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(Unaudited)

Michigan court, arguing, among other things, that none of the plaintiffs reside in Hawaii, none of the alleged injuries occurred in Hawaii, and none of the alleged acts or omissions occurred in Hawaii. Faced by this motion and a motion to require plaintiff to post a bond on behalf of all named plaintiffs, on May 4, 2011, plaintiffs voluntarily dismissed all nine complaints without prejudice. We understand that plaintiffs do not intend to re-file these matters in Michigan.

C. Other Matters

Archem Superfund Action. On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. During the fourth quarter of 2010, petitioners and respondents have reached a settlement of the matter which, while subject to public comment and final approval, would require AMVAC to pay approximately $50 in cash. The Company has paid $50 into the settlement fund, and the settlement has been published for public comment.

Wilson v. Gemchem. On or about September 25, 2009, an action styled Joseph K. Wilson v. Gemchem, Inc. etc., Civ. No. 02-CV-2009-901876.00, was filed in the Civil Court of Mobile, Alabama by a former employee who seeks compensation and medical expenses arising from physical injuries that he allegedly sustained when he tripped and fell at AMVAC’s facility in Axis, Alabama. During mediation between the parties conducted on May 4, 2011, the parties agreed to settle the action (including dismissal of all claims with prejudice) for proceeds from the Company’s insurance carriers in an immaterial amount that is less than the costs of defense.

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against Amvac do Brasil. The Company has challenged the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied Amvac’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response within six months. At this stage, the Company believes that a loss of between $150 and $200 is probable and has set up a loss contingency in the amount of $150.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(In thousands, except share data)

(Unaudited)

12. Recently Issued Accounting Guidance—In December 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this standard to account for business combination when applicable.

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

13. During the quarter ended March 31, 2011, the Company recorded further purchase accounting entries related to the product line acquisitions completed during the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. These amounts relate to estimated earn out payments over the next five years. Allocation of the 2010 acquisitions was $25,764 to product rights, $12,626 to trademarks and $1,091 to customer lists.

14. Subsequent events – On April 1, 2011, the Company was notified that it was being audited by the Internal Revenue Service (“IRS”) for the year 2009. At quarter end, the audit had not yet commenced and no deficiencies were known.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2011	2010	Change
Net sales:
Insecticides	$39,958	$16,682	$23,276
Herbicides	14,558	15,930	(1,372)
Other	4,417	4,706	(289)

Total Crop	58,933	37,318	21,615
Non-crop	8,463	9,394	(931)

	$67,396	$46,712	$20,684

Gross profit:
Crop	$24,484	$14,849	$9,635
Non-crop	3,789	4,075	(286)

	$28,273	$18,924	$9,349

Overall financial performance (including net sales and net income) for the quarter ended March 31, 2011 is improved as compared to the same period in 2010. Our net sales for the period are up approximately 44% to $67,396, compared to $46,712 for the first quarter of 2010. Net sales for our crop business are up by approximately 58%, while net sales for non-crop products are down 10%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

The first quarter of 2011 was marked by very favorable conditions in the Company’s markets, particularly in the crop sector. It is apparent that the distribution channel had significantly reduced its inventories over the course of 2010 and, in anticipation of the Spring planting season, were in need of restocking. Further, the effects of the harsh economic climate of 2009 largely dissipated over 2010, and growers were able to run their businesses with greater confidence. In addition, favorable planting weather in both the Midwest and Western states presented ideal conditions for many growers. Finally, certain crops, such as cotton and peanuts, continue to increase in acreage. Organic sales growth accounted for approximately 30% of the improved net sales. As detailed below, our performance was significantly impacted by sales associated with recently acquired product lines, which accounted for the balance of the sales improvement as compared to the same period of the prior year.

Net sales of our insecticides as a group were up about 140% ($39,958 as compared to $16,682) during the first quarter of 2011. Within this segment, net sales of our soil insecticides as a group were up approximately three times over that of the comparable quarter. This was due largely to the effect of 2010 product line acquisitions. Our recent acquisition of the Aztec bag business helped to more-than-triple net sales of Aztec for the period. In addition, we recorded sales of both Mocap and Nemacur (also newly acquired in December 2010), which, together, accounted for about 21% of our total soil insecticide sales. Further, Counter posted strong results, with net sales increasing 48% over the comparable period last year; these results arose largely from increased support for Counter as a treatment for nematodes in corn and other pests in sugar beets. Sales of Thimet tripled as compared to the same quarter in 2010 due largely to increased use in peanuts, where it has experienced a resurgence as certain competing products have been withdrawn. Also, net sales of Smartchoice, while modest, were up due to the market’s increasing acceptance of this product’s use as a high value alternative on corn. Net sales of our cotton insecticide, Bidrin, more than doubled over those of the comparable period in 2010; this was due to increased cotton acres. However, our generic product lines (acephate, bifenthrin and permethrin) posted reduced net sales of approximately 30% quarter-over-quarter; this trend reflects the Company’s de-emphasis on sale and distribution of lower margin products.

Within the group of herbicides/fungicides/fumigants, net sales for the first quarter of 2011 were down by approximately 8% to $14,558 from $15,930 in the comparable period of 2010. Net sales of our herbicide products were down by about 21% quarter-over-quarter. This trend was due largely to decreased sales of our post-emergent corn herbicide, Impact. On the whole, we expect that we will have a stronger overall season for Impact sales (versus the 2010 season); however, distribution is taking orders closer to time of use (in the second quarter) than they had done last season. Further, with the continued pendency of the SSURO that had been issued by the USEPA with respect to our domestic PCNB products (please see Item 1 – Legal Proceedings), net sales of our fungicide group were down sharply, by nearly 77%, compared to first quarter of 2010. The Company was unable to sell product into the potato and cotton markets in the quarter, which marks the beginning of the season for those crops. However, these adverse trends were offset, in part, by improved net sales of soil fumigants, which rose by about 20% in the first quarter of 2011, when compared with the same period last year. Soil fumigant sales benefited from increased rainfall in the West and Pacific Northwest, which enabled many growers to maximize their planting acres. Also, through enhanced marketing efforts, fumigants enjoyed greater market penetration in the Midwest.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), we recorded net sales of $4,417 for the quarter, which constitutes a 6% decrease from net sales of $4,706 recorded in the first quarter of 2010. This arose, in part, from an 11% increase in net sales of our slug/snail bait, Metaldehyde, due to increased pest pressure accompanying wet weather. Offsetting this gain was a 15% drop in net sales of our plant growth regulators. Finally, overall performance in this group was further affected by the fact that in the first quarter of 2011 we did not record any data compensation income, whereas in the same quarter of 2010, we recorded data compensation income in the amount of $868.

Our non-crop sales ended the first quarter of 2011 down 10% at $8,463 as compared to $9,394 for the same period of the prior year. We experienced a jump in pharmaceutical sales due to new product lines acquired in 2010. Offsetting this, sales of our mosquito adulticide, Dibrom, were down, due to the fact that inventory acquired for the 2010 season is still in the channel because drought conditions in the Southwest during 2010 obviated the need for using the product. In addition, as a result of the USEPA’s SSURO affecting sales of PCNB turf products, we recorded no sales in the quarter ended March 31, 2011. In the same quarter of the prior year, there were modest sales of these products.

Cost of sales for the quarter ended March 31, 2011, was $39,123 or about 58% of sales compared to $27,788 or about 59% of sales for the same period of 2010. Gross margins for the quarter were up slightly (to 42% from 41%) for the comparable period. This improvement was in part the result of improved manufacturing activity and consequently better overhead recovery performance in certain of our manufacturing facilities in the quarter ended March 31, 2011 as compared to the same quarter of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $3,964 to $19,086 for the three months ended March 31, 2011 as compared to the same period in 2010. The differences in operating expenses by department are as follows:

	2011	2010	Change
Selling	$6,258	$5,750	$508
General and administrative	5,952	4,425	1,527
Research, product development and regulatory	3,012	2,009	1,003
Freight, delivery and warehousing	3,864	2,938	926

	$19,086	$15,122	$3,964

•

Selling expenses increased by $508 to end at $6,258 for the three months ended March 31, 2011, as compared to the same period of 2010. The main driver for increased overall cost was higher advertising and promotional expenditures as we drive our brands at the start of the main growing seasons.

•

General and administrative expenses increased by $1,527 to end at $5,952 for the three months ended March 31, 2011 as compared to the same period of 2010. There are four main drivers that attributed to this increase. Based on current quarter’s performance, bonus provision expense was increased by $710. Following completion of the new credit facility agreement, the company took charges related to loan extinguishment in the amount of $409. As a result of product line acquisitions completed in December 2010, the company increased its amortization expense in the amount of $400. Finally, stock option expense increased by $189 primarily related to grants issued in December 2010.

•

Research, product development costs and regulatory expenses increased by $1,003 to $3,012 for the three months ended March 31, 2011, as compared to the same period of 2010. This is mainly due to increase studies on our new and existing products.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2011 were $3,864 or 5.7% of sales as compared to $2,938 or 6.3% of sales for the same period in 2010. We continue to work hard to focus on managing logistic expense throughout our supply chain.

Interest costs net of capitalized interest, were $748 in the first three months of 2011 as compared to $797 in the same period of 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2011			Q1 2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$58,867	$429	3.0%	$47,935	$587	4.9%
Real Estate	216	1	—	2,035	29	5.8%
Working Capital Revolver	462	10	8.0%	15,912	145	3.7%

Average	59,545	440	10.0%	65,882	761	4.6%

Other notes payable	12,902	335	—	1,300	—	—
Interest Income	—	(1)	—	—	—	—
Capitalized Interest	—	(58)	—	—	(10)	—
Amortization of deferred loan fees	—	32	—	—	46	—

Adjusted Average indebtedness	$72,447	$748	4.2%	$67,182	$797	4.8%

The Company’s average overall debt for the three months ended March 31, 2011 was $72,447 as compared to $67,182 for the three months ended March 31, 2010. During the quarter we eliminated revolver debt mainly as a result of continued focus on inventory, receivables and program management. Furthermore, we incurred $335 in non-cash costs related to amortization of discounting on deferred payments. As can be seen from the table above, our effective interest rate was 4.2% for the three months ended as compared to 4.8% in 2010.

Also, in the period, we recognized a one-time charge of $546 related to the extinguishment of term debt.

Income tax expense has increased by $1,703 to end at $2,881 for the three months ended March 31, 2011 as compared to $1,178 for the comparable period in 2010. The effective tax rate for the quarter is 36.5% as compared to 39% in the same period of the prior year. Our effective tax rate has benefited from the improved overall financial performance, R&D tax credits and lower state tax rates driven by certain state apportionment elections.

Our overall net income for the first three months of 2011 is $5,012 or $0.18 per share (basic and diluted) as compared to $1,827 or $0.07 per share (basic and diluted) in the same quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $10,505 of cash in operating activities during the three months ended March 31, 2011. This compared to utilizing $14,427 in the same period of last year. Net income of $5,012, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $4,892 and stock based compensation expense of $523 provided a net cash inflow $10,427 compared to $5,555 for the same period last year. The main drivers for the improvement in cash generated from operating activities is associated with continued careful control of inventory levels. Inventories ended the quarter up $3,243 at $77,297 as compared to $74,054 for the same period of last year despite the expansion in product lines following the acquisitions in December of 2010. As usual we have seen receivables rise during the first quarter of the year. This year, sales are up $20,684 or 44% as compared to the same period of last year and receivables are up $29,900 as compared to $12,454 for the same period of 2010. The deferred revenues at December 31, 2010 have been substantially realized during the first quarter of 2011. The Company has reduced its net income tax receivable/payable position by $8,133 including collecting $5,252 in payments from the Internal Revenue Service related to the 2009 tax year. Finally, as the Company builds momentum for the 2011 growing season, prepaid expenses increased by $1,988, accounts payable increased by $7,703, other current liabilities, primarily program accruals, and other long-term liabilities, increased by $3,896.

The Company used $910 in investing activities during the three months ended March 31, 2011. The business is continuing to carefully control capital spending and is focused on capital spending that will improve factory absorption. During the quarter ended March 31, 2011 we spent $910 as compared to $1,868 in the same period of last year.

Financing activities provided $11,309 during the three months ended March 31, 2011, compared to $17,129 in the same period of the prior year. We completed an amended and restated credit agreement with our lender group on January 10, 2011. As part of that agreement our term loan borrowing increased, providing $20,063 including the repayment in full of our real estate loan. Net borrowings under the Company’s senior secured line of credit, decreased by $7,300 during the period, as compared to an increase of $18,900 in the same period of last year. The Company made all scheduled payments on its credit agreements in the amount of $2,004 as compared to $2,027 for the same period of last year. Finally, the Company received $550 from the exercise of stock options and the sale of common stock under its ESPP plan as compared to $277 for the same period of last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	March 31, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$52,000	$8,000	$60,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working Capital Revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchase	6,428	6,636	13,064	12,473	425	12,898

Total Indebtedness	$58,428	$14,636	$73,064	$53,710	$8,429	$62,139

On January 10, 2011, the Company entered into a new $137,000 senior secured credit facility with a syndicate of banks led by Bank of the West. The facility consists of a revolving commitment of $75,000, and an initial term commitment of $62,000. Both the revolving line of credit and the term loan mature on January 10, 2016. The facility replaces the Company’s previous $135,000 facility, which the Company has retired through borrowing from the new facility. As part of concluding this new credit agreement, the real estate loan was repaid in full. Finally, the Company took a one time non charge in the amount of $546 related to extinguishment of the term loan.

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualified as a cash flow hedge. Gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding. The fair value at March 31, 2011 and December 31, 2010 of each swap was a loss of $263 and $17, respectively and is recorded as an adjustment to accounts payable.

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

At March 31, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $69,897.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2010, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2010 remain valid and is hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2010. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan.

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

As of March 31, 2011, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at March 31, 2011, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2010.

PCNB Matters

On or about April 6, 2010, the PMRA notified the Company of its intention to cancel the Canadian registration for the compound, PCNB in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and has not set a hearing. As of December 31, 2010, then, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with USEPA as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

In August 2010, the USEPA issued a Stop Sale, SSURO relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief. On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. The Company continues to pursue injunctive relief through this litigation. In fact, the Company sought an expedited hearing on the matter, however, in April 2011, the court denied that motion. As of the date hereof, no hearing has yet been set, but the court has been briefed by both sides.

Following the court’s denial in September 2010, the Company filed an amended CSF with the agency and, over the course of the first quarter, has been engaged in discussions with USEPA on technical matters relating to the CSF. The parties have been operating under extensions to the statutory “PRIA” deadline to permit USEPA to complete its assessment. At meetings between the technical teams held in March 2011, the agency indicated that it had made substantial progress on its review and provided a brief outline of its preliminary results. Also, after discussion with USEPA staff, the Company submitted a draft memorandum of agreement (“MOA”) that would serve to outline the procedure for re-commencing distribution of PCNB products domestically, in the event that the SSURO is lifted.

At March 30, 2011, the Company held inventories in the amount of $18,058 and associated intangible assets of $5,181 relating to this product line. It is too early in the process to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if the registration were to be cancelled, the Company would be required to adjust the carrying value of the aforementioned assets.

B. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fourteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

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

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. This appeal is presently pending. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiff are barred from this action by the applicable statute of limitations. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency with respect thereto.

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

AMVAC was served with the complaints on November 30, 2010 and answered on January 19, 2011. In April 2011, Dow filed a motion to have the matter dismissed based upon inconvenient forum in favor of a Michigan court, arguing, among other things, that none of the plaintiffs reside in Hawaii, none of the alleged injuries occurred in Hawaii, and none of the alleged acts or omissions occurred in Hawaii. Faced by this motion and a motion to require plaintiff to post a bond on behalf of all named plaintiffs, on May 4, 2011, plaintiffs voluntarily dismissed all nine complaints without prejudice. We understand that plaintiffs do not intend to re-file these matters in Michigan.

C. Other Matters

Archem Superfund Action. On July 20, 2009, the Texas Commission on Environmental Quality (TCEQ) issued an administrative order (the “Order”) under which it identified parties that are potentially responsible for solid waste and/or hazardous substances at the ArChem/Thames Chelsea State Superfund Site (the “Site”). In that order, AMVAC was identified as one of 50 potentially responsible parties (PRP’s) relating to TCEQ removal actions that were conducted at the Site in 1992 and 1993. The total cost of such removal actions for which that group of PRP’s could be liable is approximately $775. AMVAC’s involvement in this matter purportedly arises from the single shipment of an intermediate compound sent to the Site for further synthesis in the late 1980’s. Amvac has joined a group of PRP’s which has challenged the Order by way of filing a petition with the District Court of Travis County, Texas in a matter captioned Akzo Nobel etc. et al. v. Texas Commission on Environmental Quality, Cause No. D-1-6N-09-002820. Petitioners challenged the Order on several grounds, including failure to provide PRP’s with an evidentiary hearing and the fact that petitioners should not be liable as arrangers under CERCLA, as they sent useful product—not waste—to the Site. During the fourth quarter of 2010, petitioners and respondents have reached a settlement of the matter which, while subject to public comment and final approval, would require AMVAC to pay approximately $50 in cash. The Company has paid $50 into the settlement fund, and the settlement has been published for public comment.

Wilson v. Gemchem. On or about September 25, 2009, an action styled Joseph K. Wilson v. Gemchem, Inc. etc., Civ. No. 02-CV-2009-901876.00, was filed in the Civil Court of Mobile, Alabama by a former employee who seeks compensation and medical expenses arising from physical injuries that he allegedly sustained when he tripped and fell at AMVAC’s facility in Axis, Alabama. During mediation between the parties conducted on May 4, 2011, the parties agreed to settle the action (including dismissal of all claims with prejudice) for proceeds from the Company’s insurance carriers in an immaterial amount that is less than the costs of defense.

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the EPA) served the Company’s subsidiary, Amvac do Brasil, with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against Amvac do Brasil. The Company has challenged the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied Amvac’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response within six months. At this stage, the Company believes that a loss of between $150 and $200 is probable and has set up a loss contingency in the amount of $150.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 10, 2011. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

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

AMERICAN VANGUARD CORPORATION

Dated: May 6, 2011	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute President, Chief Executive Officer and Director

Dated: May 6, 2011	BY:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer