Form 10-Q
period 2011-06-30
AMERICAN VANGUARD CORP
filed 2011-08-05
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

Common Stock, $.10 Par Value—27,675,488 shares as of August 1, 2011.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2011	2010	2011	2010
Net sales	$80,374	$52,172	$147,770	$98,884
Cost of sales	48,381	32,939	87,504	60,727

Gross profit	31,993	19,233	60,266	38,157
Operating expenses	21,310	15,683	40,396	30,712

Operating income	10,683	3,550	19,870	7,445
Interest expense	978	906	1,785	1,806
Interest capitalized	(16)	(39)	(74)	(49)
Extinguishment of debt	—	—	546	—

Income before income tax	9,721	2,683	17,613	5,688
Income tax expense	3,714	1,040	6,594	2,218

Net income	$6,007	$1,643	$11,019	$3,470

Earnings per common share—basic	$.22	$.06	$.40	$.13

Earnings per common share—assuming dilution	$.22	$.06	$.40	$.13

Weighted average shares outstanding—basic	27,548	27,343	27,538	27,344

Weighted average shares outstanding—assuming dilution	27,838	27,650	27,813	27,633

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS (note 7)

	June. 30, 2011	Dec. 31, 2010
	(Unaudited)	(Note)
Current assets:
Cash	$9,958	$1,158
Receivables:
Trade, net of allowance for doubtful accounts of $460 and $447, respectively	74,953	33,833
Other	162	263

	75,115	34,096

Inventories	80,620	74,054
Prepaid expenses	3,289	2,591
Income taxes receivable	—	6,715

Total current assets	168,982	118,614
Property, plant and equipment, net	39,170	40,541
Intangible assets	119,104	115,249
Other assets	4,934	5,775

	$332,190	$280,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,827	$8,429
Current installments of other liabilities	2,073	—
Accounts payable	23,996	13,961
Deferred revenue	94	5,568
Accrued program costs	34,519	16,976
Accrued expenses and other payables	5,354	4,634
Income taxes payable	167	—

Total current liabilities	81,030	49,568
Long-term debt, excluding current installments	56,213	53,710
Other liabilities, excluding current installments	6,787	3
Deferred income taxes	10,461	10,461

Total liabilities	154,491	113,742

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,827,874 shares at June 30, 2011 and 29,735,928 shares at December 31, 2010	2,983	2,974
Additional paid-in capital	44,975	43,403
Accumulated other comprehensive loss	(960)	(448)
Retained earnings	133,854	123,661

	180,852	169,590
Less treasury stock, at cost, 2,260,996 shares at June 30, 2011 and at December 31, 2010	(3,153)	(3,153)

Total stockholders’ equity	177,699	166,437

	$332,190	$280,179

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

For The Three Months Ended March 31, 2011 and June 30, 2011

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2010	29,735,928	$2,974	$43,403	$123,661	$(448)	—	2,260,996	$(3,153)	$166,437
Stocks issued under ESPP	29,192	3	231	—	—	—	—	—	234
Cash dividends on common stock ($0.03 per share)	—	—	—	(848)	—	—	—	—	(848)
Foreign currency translation adjustment, net	—	—	—	—	237	237	—	—	237
Stock based compensation	—	—	523	—	—	—	—	—	523
Change in fair value of interest rate swaps	—	—	—	—	(246)	(246)	—	—	(246)
Stock options exercised and termination of restricted stock units	38,007	3	313	—	—	—	—	—	316
Net income	—	—	—	5,012	—	5,012	—	—	5,012

Total comprehensive income						$5,003

Balance, March 31, 2011	29,803,127	$2,980	$44,470	$127,825	$(457)		2,260,996	$(3,153)	$171,665

Cash dividends adjustment on common stock	—	—	—	22	—	—	—	—	22
Foreign currency translation adjustment, net	—	—	—	—	197	197	—	—	197
Stock based compensation	—	—	508	—	—	—	—	—	508
Change in fair value of interest rate swaps	—	—	—	—	(700)	(700)	—	—	(700)
Stock grants and termination of restricted stock units	24,747	3	(3)	—	—	—	—	—	—
Net income	—	—	—	6,007	—	6,007	—	—	6,007

Total comprehensive income						$5,504

Balance, June 30, 2011	29,827,874	$2,983	$44,975	$133,854	$(960)		2,260,996	$(3,153)	$177,699

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2011 and 2010

(Unaudited)

Increase (decrease) in cash	2011	2010
Cash flows from operating activities:
Net income	$11,019	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	6,733	5,444
Amortization of other long term assets	1,934	1,566
Amortization of discounted liabilities	988	—
Stock-based compensation	1,031	504
Changes in assets and liabilities associated with operations:
Increase in net receivables	(41,019)	(2,540)
Increase in inventories	(6,566)	(2,027)
Increase in prepaid expenses and other assets	(1,791)	(785)
Decrease in income tax receivable/payable, net	8,133	—
Increase in accounts payable	9,089	4,581
Decrease in deferred revenue	(5,474)	—
Increase (decrease) in other liabilities	18,220	(1,786)

Net cash provided by operating activities	2,297	8,427

Cash flows from investing activities:
Capital expenditures	(2,322)	(4,613)

Net cash used in investing activities	(2,322)	(4,613)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(7,300)	600
Principal payments on long-term debt	(4,004)	(4,053)
Borrowings on long-term debt	20,063	—
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock option)	550	277
Payment of cash dividends	(826)	(271)

Net cash provided by (used in) financing activities	8,483	(3,447)

Net increase in cash	8,458	367
Cash and cash equivalents at beginning of year	1,158	383
Effect of exchange rate changes on cash	342	179

Cash and cash equivalents as of June 30	$9,958	$929

Supplemental schedule on non-cash investing activities:

During the six months ended June 30, 2011 the Company recorded further purchase accounting entries related to the product line acquisitions completed in the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. There was no cash impact on this transaction during this period.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Property, plant and equipment at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010
Land	$2,458	$2,458
Buildings and improvements	8,137	8,131
Machinery and equipment	82,281	77,140
Office furniture, fixtures and equipment	7,119	6,710
Automotive equipment	285	284
Construction in progress	2,239	5,474

	102,519	100,197
Less accumulated depreciation	(63,349)	(59,656)

	$39,170	$40,541

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished products	$73,091	$67,316
Raw materials	7,529	6,738

	$80,620	$74,054

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales:
Insecticides	$34,542	$27,967	$74,500	$44,648
Herbicides	19,456	14,170	34,014	30,100
Other	19,566	3,645	23,983	8,351

	73,564	45,782	132,497	83,099
Non-crop	6,810	6,390	15,273	15,785

	$80,374	$52,172	$147,770	$98,884

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net Sales:
Domestic	$64,072	$39,977	$123,253	$79,364
Export	16,302	12,195	24,517	19,520

	$80,374	$52,172	$147,770	$98,884

5. On March 10, 2011, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on April 15, 2011 to stockholders of record at the close of business on April 1, 2011. Cash dividends paid in April 2011 amounted to $826.

On March 4, 2010, the Board of Directors declared a cash dividend of $0.01 per share. The dividend was distributed on April 16, 2010 to stockholders of record at the close of business on April 2, 2010. Cash dividends paid on April 16, 2010 totaled $271.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Numerator:
Net income	$6,007	$1,643	$11,019	$3,470

Denominator:
Weighted averages shares outstanding	27,548	27,343	27,538	27,344
Assumed exercise of stock options	290	307	275	289

	27,838	27,650	27,813	27,633

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	June 30, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$50,000	$8,000	$58,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working capital revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchase	6,213	6,827	13,040	12,473	425	12,898

Total indebtedness	$56,213	$14,827	$71,040	$53,710	$8,429	$62,139

On January 10, 2011, the Company entered into a new $137,000 senior secured credit facility with a syndicate of banks led by Bank of the West. The facility consists of a revolving commitment of $75,000, and an initial term commitment of $62,000. Both the revolving line of credit and the term loan mature on January 10, 2016. The facility replaces the Company’s previous $135,000 facility, which the Company has retired through borrowing from the new facility. As part of concluding this new credit agreement, the real estate loan was repaid in full. Finally, the Company took a one-time non-cash charge in the amount of $546 related to extinguishment of the term loan.

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualifies as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011. As noted above, at June 30, 2011, the Company has in place one perfectly effective interest rate swap contract. The fair value of the swap outstanding at June 30, 2011 was a loss of $963. At December 31, 2010, the fair value was a loss $17. These amounts were recorded in accrued expenses and other liabilities.

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of June 30, 2011 the Company met all covenants in that credit facility.

At June 30, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $75,000 under the credit facility agreement.

8. Reclassification—certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform to the most recent financial statements presented.

9. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets.

Comprehensive income and its components consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$6,007	$1,643	$11,019	$3,470
Change in fair value of interest rate swaps	(700)	311	(946)	544
Unrealized loss on currency forward cover contracts	—	(16)	—	(140)
Foreign currency translation adjustment	197	(124)	434	179

Comprehensive income	$5,504	$1,814	$10,507	$4,053

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

Stock Options—during the six months ended June 30, 2011; the Company granted an employee an option to acquire 10,000 shares of common stock at an exercise price of $11.32 per share. The option was valued at $60 and vests 33% each year over three years. During the six months ended June 30, 2010, the Company amended an option to extend the expiration date for a terminated employee to purchase 72,000 shares of common stock. The award would have expired 3 months after termination. The Company extended the expiration date to one year and recognized an award-based compensation expense of $8 for the modification.

During the six months ended June 30, 2011, an employee exercised an option to acquire 40,000 shares of common stock and paid $8.10 per share or $324. At the time of exercise, the intrinsic value of the option exercised was minimal.

There were options to acquire 15,272 shares of common stock that were forfeited during the six months ended June 30, 2011. Options to acquire 11,000 shares were not vested when terminated.

During the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense, excluding expense associated with modifications, related to stock options of $438 and $4, respectively.

As of June 30, 2011, the Company had approximately $2,273 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 2.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—During the six months ended June 30, 2011 and 2010, no restricted shares were granted.

There were 3,886 restricted shares of common stock that were forfeited during the six months ended June 30, 2011. There were 15,744 restricted shares of common stock that were forfeited during the six months ended June 30, 2010. These shares were not vested when terminated.

During the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense related to restricted shares of $626 and $500, respectively.

As of June 30, 2011, the Company had approximately $305 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 0.9 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2011.

A. PCNB Matters

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound Petrochloronitrobenzine (“PCNB”) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and has not set a hearing. As of December 31, 2010, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with United States Environmental protection agency (“USEPA”) as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

In August 2010, the USEPA issued a Stop Sale, Removal and Use Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, and iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief. On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. The Company continues to pursue injunctive relief through this litigation. In fact, the Company sought an expedited hearing on the matter, however, in April 2011, the court denied that motion. In June 2011, the company filed a status report (which was opposed by the government) in which it sought a hearing date on the matter and also served to apprise the court of two recent cases in which USEPA has been found to have issued a stop sale order improperly. As of the date hereof, no hearing has yet been set.

On the regulatory side, following the court’s denial in September 2010, the Company filed an amended CSF with the agency and, over the course of the first two quarters of 2011, has been engaged in discussions with USEPA on technical matters relating to the CSF. At meetings between the technical teams held in March 2011, the agency indicated that it had made substantial progress on its review and provided a brief outline of its preliminary results. Also, after discussion with USEPA staff, the Company submitted a draft memorandum of agreement (“MOA”) that would serve to outline the procedure for re-commencing distribution of PCNB products domestically in the event that the SSURO is lifted. The company met with the agency’s technical team again on June 30, 2011, at which time the agency presented additional data from its risk assessment. It became clear during that meeting that the agency had not yet reached a final position on the applicable safety factors to be applied; we understand that the agency is analyzing that issue further and we expect to hear more on the subject in the near future.

At June 30, 2011, the Company held inventories in the amount of $18,525 (up from $17,415 as of December 31, 2010 arising from continued manufacture of the product at a reduced rate under a new process designed to improve product quality) and associated intangible assets of $5,122 relating to this product line. It is not yet possible to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if the registration were to be cancelled, the Company would be required to adjust the carrying value of the aforementioned assets.

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

Eastern District of Louisiana Cases

On June 1, 2011, seven separate actions were filed by the Hendler law firm in the United States District Court for the Eastern District of Louisiana on behalf of over 200 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and Amvac Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by the Hendler law firm, including, for example, the Mendez case that is in the process of being dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011). The matters have not yet been served on Amvac; however, plaintiffs have delivered complaints and a request to waive service of a summons. It is unknown how many (if any) of the plaintiffs have been exposed to Amvac’s product, what are the actual injuries and whether and what statutes of limitation may apply. Amvac intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefore.

State Court Matters in Louisiana

In November 1999, Amvac was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. Amvac Chemical Corporation et al. These matters allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. No other discovery has been done; hence, it is unknown how many (if any) of the plaintiffs have been exposed to Amvac’s product, what are the actual injuries and whether and what statutes of limitation may apply. Amvac intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefore.

Update on Osorio

As reported by the Company in its Form 10-K for the period ended December 31, 2009, on October 20, 2009, in a case captioned Osorio v. Dole Food Company, the U.S. District Court for the Southern District of Florida Court entered an order in which it refused to recognize a $97 million judgment that had been rendered by a trial court in Chinandega, Nicaragua in favor of 150 plaintiffs against Dow and Dole under Special law 364 for alleged exposure to DBCP. On March 25, 2011, the United States Court of Appeals for the 11th Circuit upheld the lower court’s decision to refuse to enforce the Nicaraguan judgment under the Florida Recognition Act, finding, as the district court did, a lack of subject matter/personal jurisdiction, the fact that judgment had been rendered under a system (in Nicaragua) that does not provide procedures compatible with the requirements of due process of law, and inconsistency with public policy. The 11th Circuit Court did not address whether the Nicaraguan courts “do not provide impartial tribunals” as the district court had found.

12. Recently Issued Accounting Guidance— In June 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 , Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. The Company will adopt this update when applicable.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. The Company will adopt the changes in the disclosure requirement in this update when applicable.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this standard to account for business combination when applicable.

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

13. During the six month period ended June 30, 2011, the Company recorded further purchase accounting entries related to the product line acquisitions completed during the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. These amounts relate to estimated earn out payments over the next five years. Allocation of the 2010 acquisitions was $25,764 to product rights, $12,626 to trademarks and $1,091 to customer lists.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2011

	2011	2010	Change
Net sales:
Insecticides	$34,541	$27,967	$6,574
Herbicides	19,457	14,170	5,287
Other	19,566	3,645	15,921

Total Crop	73,564	45,782	27,782
Non-crop	6,810	6,390	420

	$80,374	$52,172	$28,202

Gross profit:
Crop	$29,386	$16,608	$12,778
Non-crop	2,607	2,625	(18)

	$31,993	$19,233	$12,760

Overall financial performance, including net sales and net income for the quarter ended June 30, 2011, was considerably improved as compared to the same period in 2010. Our net sales for the period were up approximately 54% to $80,374, compared to $52,172 for the second quarter of 2010. Net sales for our crop business were up by approximately 61%, while net sales for non-crop products were up by about 7%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Strong sales performance in the second quarter of 2011 arose largely from a strong corn market, wet weather in the Midwest, increased cotton acreage in the South and the addition of new product lines to the Company’s portfolio. Organic sales growth accounted for a gain of approximately 21% quarter over quarter.

Net sales of our insecticides as a group were up about 23% ($34,541 as compared to $27,967) during the second quarter of 2011. Within this segment, net sales of our soil insecticides as a group were up approximately 77% over that of the comparable quarter. Leading this increase were net sales of Thimet, which more than doubled sales of the comparable quarter in 2010, arising mainly from increased use on peanuts due to the discontinuation of certain competing product lines. Our newly acquired product lines, Mocap (US domestic and export) and Nemacur (export only), accounted for approximately 29% of total soil insecticide sales; these products are used on a wide variety of crops and were not available for sale in the second quarter of 2010. We experienced a drop in Aztec sales, as we largely sold out of this material in the first quarter; however, this was partly offset by increased sales of Smartchoice, the net sales of which nearly tripled as compared to second quarter of 2010. Further, we continued to see solid net sales by Counter, up 11% compared to second quarter of 2010, due to strong demand for use in sugar beets and as a nematicide in corn.

Net sales of other insecticides were down by about 36% in the quarter; this decrease arose primarily from net sales of our generic product lines (acephate, bifenthrin and permethrin), which were down about 38% as compared to the second quarter of 2010; with these compounds we have been maintaining pricing levels to ensure a better gross margin. Offsetting these decreases, we experienced a slight increase in sales of our cotton insecticide Bidrin.

Within the group of herbicides/fungicides/fumigants, net sales for the second quarter of 2011 were up by approximately 37% to $19,457 from $14,170 in the comparable period of 2010. Net sales of our herbicide products were up sharply, by about 68% quarter-over-quarter, due largely to increased sales of our post-emergent corn herbicide, Impact (up about 58%), which benefitted from wet conditions in the Midwest. Our soil fumigants also posted net sales increases, up about 20% quarter-over-quarter; however margins were down slightly due to increased fuel costs and early-season pricing. Offsetting the improved sales performance in this category was our PCNB fungicide products, which experienced a $800 drop in net sales versus the comparable quarter in 2010. This drop arose from the fact that the SSURO that had been issued by the USEPA with respect to our domestic PCNB products (please see Item 1 – Legal Proceedings) remains pending and the Company was unable to sell product into the potato and cotton markets in the quarter.

Within the group of other products, which includes plant growth regulators, molluscicides and tolling activity, we recorded net sales of $19,566 for the quarter, up from $3,645 recorded in the second quarter of 2010. This gain was driven in part by sales of our cotton defoliant, Folex for two reasons. First, in 2010 we were not able to obtain material for sale in the second quarter and recorded no sales during that period; we have obtained the supply much earlier this year and were able to respond to early demand, which was driven by increased cotton acreage. Second, we have benefitted from having purchased the Def product line during the third quarter of 2010. We expect that Folex sales in the third quarter of 2011 will be down as compared to the same quarter in 2010 due to strong second quarter sales.

Our non-crop sales ended the second quarter of 2011 up approximately 7% at $6,810 as compared to $6,390 for the same period of the prior year and constituted just over 8% of total sales for the period. We experienced a jump in pharmaceutical sales due to new product lines acquired in 2010. This increase was somewhat offset by net sales of our mosquito adulticide, Dibrom which were down about 38% quarter-over-quarter due to continued drought conditions and the fact that there is still inventory in the channel.

Cost of sales for the quarter ended June 30, 2011, was $48,381 or 60% of net sales compared to $32,939 or 63% of sales for the same period of 2010. As a consequence, gross margins for the quarter were up to 40% from 37% for the comparable period. This improvement was in part the result of improved efficiencies associated with the manufacture of greater volumes of Thimet and Counter; the commencement of Folex manufacturing at our Axis facility combined with strong sales of that product; the sales of new product lines; and higher pricing of our generic product lines which, though engendering lower sales overall, actually yielded higher margins and gross profits.

It should be noted that when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $5,627 to $21,310 for the three months ended June 30, 2011 as compared to the same period in 2010. The differences in operating expenses by department are as follows:

	2011	2010	Change
Selling	$6,583	$5,240	$1,343
General and administrative	6,094	4,039	2,055
Research, product development and regulatory	4,628	3,153	1,475
Freight, delivery and warehousing	4,005	3,251	754

	$21,310	$15,683	$5,627

•

Selling expenses increased by $1,343 to end at $6,583 for the three months ended June 30, 2011, as compared to the same period of 2010. The main driver for increased overall cost were from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support the significant increased sales activity across our key markets.

•

General and administrative expenses increased by $2,055 to end at $6,094 for the three months ended June 30, 2011 as compared to the same period of 2010. There are four main drivers that contributed to this increase. Based on current quarter’s performance, provisions related to incentive compensation increased by $650. As a result of product line acquisitions completed in December 2010, the company increased its amortization expense in the amount of $420, Retiree medical benefits to two former directors resulted in a one-time charge of $220. Finally, stock based compensation expense increased by $300 primarily related to grants issued in December 2010.

•

Research, product development costs and regulatory expenses increased by $1,475 to $4,628 for the three months ended June 30, 2011, as compared to the same period of 2010. This is mainly due to increased costs related to studies on our new and existing products.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2011 were $4,005 or 4.9% of sales as compared to $3,251 or 6.2% of sales for the same period in 2010. The performance is driven by higher volume and specific mix in the quarter as compared to the same period of 2010.

Interest costs net of capitalized interest, were $962 in the three months to June 30, 2011 as compared to $867 in the same period of 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2011			Q2 2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$59,978	$526	3.5%	$45,933	$674	5.9%
Real Estate	—	—	—	1,999	30	6.0%
Working Capital Revolver	7,313	81	4.3%	22,909	156	2.7%

Average	67,291	607	3.6%	70,841	860	4.9%

Other notes payable	12,970	341	—	891	—	—
Interest Income	—	(2)	—	—	—	—
Capitalized Interest	—	(16)	—	—	(39)	—
Amortization of deferred loan fees	—	32	—	—	46	—

Adjusted Average indebtedness	$80,261	$962	4.8%	$71,732	$867	4.8%

The Company’s average overall debt for the three months ended June 30, 2011 was $80,261 as compared to $71,732 for the three months ended June 30, 2010. During the quarter we eliminated revolver debt mainly as a result of continued focus on inventory, receivables and program management. Furthermore, we incurred $341 in non-cash costs related to amortization of discounting on deferred payments. As can be seen from the table above, our effective interest rate was 4.8% for the three months ended June 30, 2011. This is in line with our effective rate for the same period of last year.

Income tax expense has increased by $2,674 to end at $3,714 for the three months ended June 30, 2011 as compared to $1,040 for the comparable period in 2010. The effective tax rate for the quarter was 38.21% as compared to 38.8% in the same period of the prior year. Our effective tax rate has benefited from R&D tax credits and lower state tax rates driven by certain state apportionment elections.

Our overall net income for the three months ended June 30, 2011 was $6,007 or $0.22 per share (basic and diluted) as compared to $1,643 or $0.06 per share (basic and diluted) in the same quarter of 2010.

Six Months Ended June 30

	2011	2010	Change
Net sales:
Insecticides	$74,500	$44,648	$29,852
Herbicides	34,014	30,100	3,914
Other	23,983	8,351	15,632

Total Crop	132,497	83,099	49,398
Non-crop	15,273	15,785	(512)

	$147,770	$98,884	$48,886

Gross profit:
Crop	$53,830	$31,314	$22,516
Non-crop	6,436	6,843	(407)

	$60,266	$38,157	$22,109

Overall financial performance, including net sales and net income for the six months ended June 30, 2011, significantly improved as compared to the same period in 2010. Our net sales for the period were up approximately 49% to $147,770 compared to $98,884 for the first half of 2010. Net sales for our crop business were up by approximately 59%, while net sales for non-crop products were down by about 3%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Overall financial performance during the first half of 2011 was improved in virtually all segments. In general, our customers began the year with reduced inventories, promising markets in cotton and peanuts and a need to restock crop inputs for Spring planting activity. In addition, growers experienced favorable planting weather in the Midwest and greater irrigation rights in Western states. Further, our performance was significantly impacted by sales associated with recently acquired product lines, including Mocap, Nemacur, the Aztec bag business and the cotton defoliant, Def.

Net sales of our insecticides as a group were up about 66% to $74,500 as compared to $44,648 during the first half of 2011. Within this segment, net sales of our soil insecticides as a group more than doubled over that of the comparable six month period to $59,144 as compared to $26,660. This was due in part to the effect of 2010 product line acquisitions. Our recent acquisition of the Aztec bag business helped to increase net sales of Aztec approximately 90% for the period. In addition, we recorded sales of both Mocap and Nemacur (also newly acquired in December 2010), which, together, accounted for about 24% of our total soil insecticide sales. Further, Counter posted strong results, with net sales increasing 26% over the comparable period last year. This increase came from demand for Counter as a treatment for nematodes in corn and other pests in sugar beets. Sales of Thimet were about two-and-one-half times those of the same six months in 2010 as a replacement for a certain competing product that has been discontinued. Also, net sales of Smartchoice, while modest, were nearly triple that of the first six months of 2010 due, in part, to the market’s increasing acceptance of this product’s use as a high value alternative on corn and in part to the fact that we sold out of Aztec early in the planting season. With respect to our other insecticides, we experienced a 15% drop in net sales during the first half of 2011 as compared to the same period in 2010 to $26,013 from 30,722. In this group of products, while net sales of our cotton insecticide, Bidrin, were up by about 42% over those of the comparable period in 2010 due largely to increased cotton acres, net sales of our generic product lines (acephate, bifenthrin and permethrin) were down by about 35% as compared to the first six months of 2010; this trend reflects the Company’s de-emphasis on sale and distribution of lower margin products.

Within the group of herbicides, fungicides and fumigants, net sales for the first half of 2011 were up approximately 13% to $34,014 from $30,100 in the comparable period of 2010. Within this performance, net sales of our herbicide products were up by about 23% due almost entirely to increased sales of our post-emergent corn herbicide, Impact, which benefitted from greater customer support and rainy Midwest conditions. In addition, we experienced an increase of approximately 22% in net sales of our soil fumigant products during the first half of 2011 as compared to the same period in 2010; this was due in part to heavier than normal usage early in the year following an early frost in late 2010 and greater market penetration in the Midwest. Partially offsetting these increases was an approximately 62% drop in net sales of our PCNB fungicide product, which remains subject to the SSURO that had been issued by the USEPA in August 2010 with respect to our domestic PCNB products (please see Item 1 – Legal Proceedings).

Within the group of other products, which includes plant growth regulators, molluscicides and tolling activity, we recorded net sales of $23,983 for the first half of the year, as compared with net sales of $8,351 during the comparable period in 2010. This jump in sales arose in part from earlier sales of Folex, our cotton defoliant; we commenced manufacturing this product at our Axis site this year and we were able to obtain ample supply of the key raw materials this year and could answer the demand that was driven by increasing cotton acreage. Further, our acquisition of the Def product line helped bolster these sales.

Our non-crop sales ended the first half of 2011 down about 3% at $15,273 as compared to $15,785 for the same period of the prior year. While we experienced a jump in pharmaceutical sales due to new product lines acquired in 2010, however, our net sales of the mosquito adulticide, Dibrom, were down (due to drought conditions and inventory in the channels of distribution) and we recorded lower PCNB sales arising from the SSURO issued by the USEPA.

Cost of sales for the first half of 2011 was $87,504 or about 59% of sales compared to $60,727 or about 61% of sales for the same period of 2010. As a result, gross margins for the quarter were up to 41% from 39% for the comparable period. This improvement was in part the result of improved manufacturing activity; the efficiencies of manufacturing higher volumes of Thimet and Counter to meet demand; the commencement of manufacturing of Folex at our Axis facility; greater sales of higher margin products (e.g., Folex and Nemacur); and higher pricing of generic product lines (Orthene, bifenthrin and permethrin).

Our overall net income for the six months ended June 30, 2011 was $11,019 or $0.40 per share (basic and diluted) as compared to $3,470 or $0.13 per share (basic and diluted) in the same period of 2010.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $9,684 to $40,396 for the six months ended June 30, 2011 as compared to the same period in 2010. The differences in operating expenses by department are as follows:

	2011	2010	Change
Selling	$12,841	$10,989	$1,852
General and administrative	12,046	8,372	3,674
Research, product development and regulatory	7,640	5,162	2,478
Freight, delivery and warehousing	7,869	6,189	1,680

	$40,396	$30,712	$9,684

•

Selling expenses increased by $1,852 to end at $12,841 for the six months ended June 30, 2011, as compared to the same period of 2010. The main driver for increased overall cost was from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support our expanded business.

•

General and administrative expenses increased by $3,674 to end at $12,046 for the six months ended June 30, 2011 as compared to the same period of 2010. There are four main drivers that attributed to this increase. Based on current quarter’s performance, bonus provision expense was increased by $1,360. Following completion of the new credit facility agreement, the company took charges related to loan extinguishment in the amount of $546. As a result of product line acquisitions completed in December 2010, the company increased its amortization expense in the amount of $800. Finally, stock based compensation expense increased by $489 primarily related to grants issued in December 2010.

•

Research, product development costs and regulatory expenses increased by $2,478 to $7,640 for the six months ended June 30, 2011, as compared to the same period of 2010. This is mainly due to increase studies on our new and existing products.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2011 were $7,869 or 5.3% of sales as compared to $6,189 or 6.3% of sales for the same period in 2010. The performance is driven by higher volume and specific mix in the six months ended June 30, 2011, as compared to the same period of 2010.

Interest costs net of capitalized interest, were $1,711 in the six months of 2011 as compared to $1,757 in the same period of 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$59,425	$955	3.0%	$46,934	$1,278	4.9%
Real Estate	108	1	—	2,017	59	5.8%
Working Capital Revolver	3,907	76	3.8%	19,410	377	3.7%

Average	63,440	1,032	3.3%	68,361	1,714	4.6%

Other notes payable	13,070	676	—	891	—	—
Interest Income	—	(3)	—	—	—	—
Capitalized Interest	—	(58)	—	—	(49)	—
Amortization of deferred loan fees	—	64	—	—	92	—

Adjusted Average indebtedness	$76,510	$1,711	4.5%	$69,252	$1,757	5.1%

The Company’s average overall debt for the six months ended June 30, 2011 was $76,510 as compared to $69,252 for the same period of 2010. During the period we eliminated revolver debt mainly as a result of continued focus on inventory, receivables and program management. Furthermore, we incurred $676 in non-cash costs related to amortization of discounting on deferred payments. As can be seen from the table above, our effective interest rate was 4.5% for the six months ended June 30, 2011 as compared to 5.1% in the same period of 2010.

Also, in the period, we recognized a one-time charge of $546 related to the extinguishment of term debt.

Income tax expense has increased by $4,376 to end at $6,594 for the six months ended June 30, 2011 as compared to $2,218 for the comparable period in 2010. The effective tax rate for the six months is 37.4% as compared to 39.0% in the same period of the prior year. Our effective tax rate has benefited from R&D tax credits and lower state tax rates driven by certain state apportionment elections. In our 10-Q filing for the period ended March 31, 2011, we reported in the subsequent event section that an IRS audit had commenced covering our 2009 tax filing. There have been no adjustments made to date.

Our overall net income for the six months of 2011 was $11,019 or $0.40 per share (basic and diluted) as compared to $3,470 or $0.13 per share (basic and diluted) in the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $2,297 of cash in operating activities during the six months ended June 30, 2011. This compared to utilizing $8,427 in the same period of last year. Net income of $11,019, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $9,655 and stock based compensation expense of $1,031 provided a net cash inflow $21,705 compared to $10,984 for the same period last year.

During the quarter ended June 30, 2011, our working capital including receivables, inventories, accounts payable, and programs have increased as the Company operates through a strong second quarter performance. Increasing receivables is normal at this time of year, coinciding with the growing seasons across our major markets. This year our receivables have increased by $41,019, as compared to increasing by $2,540 last year reflecting the strong year-to-date sales performance. We track days sales outstanding as a key metric and calculate 92 days sales as at June 30, 2011. Last year we calculated 85 days sales outstanding. This increase is within the normal range and can be affected by specific delivery and due date dynamics as well as terms of sales programs. This increase continues to reflect the normal long term performance for the Company (of approximately 90 days). The recent product line acquisitions have increased the Company’s sales in international markets and, as a result, we expect over the longer term, that this metric will increase somewhat.

Inventories ended the six month period up $6,566 at $80,620 as compared to $74,054 for the start of the year. The deferred revenues at December 31, 2010 have been fully realized during the six months of the year. The Company has reduced its net income tax receivable/payable position by $8,133 including collecting $5,252 in payments from the Internal Revenue Service related to the 2009 tax year. Finally, as the Company has built momentum for the 2011 growing season, prepaid expenses increased by $1,791, accounts payable increased by $9,089, other current liabilities, primarily program accruals, and other long-term liabilities, increased by $18,220.

In addition, during 2011, we have completed all payments related to our 2010 sales programs in the amount of $9,973, during the six months ended June 30, 2011 as compared to $20,592 in the same period of 2010. The final settlement this year is lower than last year because management made the decision to substantially settle and pay out the 2010 sales programs in the final quarter of the same financial year. In 2009, the Company chose to defer a substantial amount of the payments until the first quarter of 2010. For the 2011 growing season we have continued to expand the scope of our programs, covering more product lines (including those newly acquired lines) in order to maintain our competitive position relative to the market. As a result, our accruals are up $17,752 at June 30, 2011 as compared to June 30, 2010.

The Company used $2,322 in investing activities during the six months ended June 30, 2011, as compared to $4,613 in the same period of the prior year. The business is continuing to carefully control capital spending and is focused on capital spending that will improve factory absorption.

Financing activities provided $8,483 during the six months ended June 30, 2011, compared to utilizing $3,447 in the same period of the prior year. We completed an amended and restated credit agreement with our lender group on January 10, 2011. As part of that agreement our term loan borrowing increased, providing $20,063 including the repayment in full of our real estate loan. Net borrowings under the Company’s senior secured line of credit decreased by $7,300, during the period, as compared to an increase of $600 in the same period of last year. The Company made all scheduled payments on its credit agreements in the amount of $4,004 as compared to $4,053 for the same period of last year. The Company received $550 from the exercise of stock options and the sale of common stock under its ESPP plan as compared to $277 for the same period of last year. Finally, the Company made dividend payments in the amount of $826 during the six months ended June 30, 2011, as compared to $271 in the same period of the prior year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	June 30, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$50,000	$8,000	$58,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working Capital Revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchase	6,213	6,827	13,040	12,473	425	12,898

Total Indebtedness	$56,213	$14,827	$71,040	$53,710	$8,429	$62,139

On January 10, 2011, the Company entered into a new $137,000 senior secured credit facility with a syndicate of banks led by Bank of the West. The facility consists of a revolving commitment of $75,000, and an initial term commitment of $62,000. Both the revolving line of credit and the term loan mature on January 10, 2016. The facility replaces the Company’s previous $135,000 facility, which the Company has retired through borrowing from the new facility. As part of concluding this new credit agreement, the real estate loan was repaid in full. Finally, the Company took a one-time non-cash charge in the amount of $546 related to extinguishment of the term loan.

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualifies as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $683. Amounts recorded in earnings for hedge ineffectiveness for the period ending June 30, 2011 were immaterial.

As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011. As noted above, at June 30, 2011, the Company has in place one perfectly effective interest rate swap contract. The fair value of the swap outstanding at June 30, 2011 was a loss of $963. At December 31, 2010, the fair value was a loss $17. These amounts were recorded as adjustments to accounts payable.

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

At June 30, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 , Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. The Company will adopt this update when applicable.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. The Company will adopt the changes in the disclosure requirement in this update when applicable.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this standard to account for business combination when applicable.

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

As of June 30, 2011, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2011, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2011.

A. PCNB Matters

On or about April 6, 2010, the Pest management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound Petrochloronitrobenzine (“PCNB”) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and has not set a hearing. As of December 31, 2010, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with United States Environmental protection agency (“USEPA”) as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

In August 2010, the USEPA issued a Stop Sale, Removal and Use Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, and iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief. On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. The Company continues to pursue injunctive relief through this litigation. In fact, the Company sought an expedited hearing on the matter, however, in April 2011, the court denied that motion. In June 2011, the company filed a status report (which was opposed by the government) in which it sought a hearing date on the matter and also served to apprise the court of two recent cases in which USEPA has been found to have issued a stop sale order improperly. As of the date hereof, no hearing has yet been set.

On the regulatory side, following the court’s denial in September 2010, the Company filed an amended CSF with the agency and, over the course of the first two quarters of 2011, has been engaged in discussions with USEPA on technical matters relating to the CSF. At meetings between the technical teams held in March 2011, the agency indicated that it had made substantial progress on its review and provided a brief outline of its preliminary results. Also, after discussion with USEPA staff, the Company submitted a draft memorandum of agreement (“MOA”) that would serve to outline the procedure for re-commencing distribution of PCNB products domestically in the event that the SSURO is lifted. The company met with the agency’s technical team again on June 30, 2011, at which time the agency presented additional data from its risk assessment. It became clear during that meeting that the agency had not yet reached a final position on the applicable safety factors to be applied; we understand that the agency is analyzing that issue further and we expect to hear more on the subject in the near future.

At June 30, 2011, the Company held inventories in the amount of $18,525 (up from $17,415 as of December 31, 2010 arising from continued manufacture of the product at a reduced rate under a new process designed to improve product quality) and associated intangible assets of $5,122 relating to this product line. It is not yet possible to predict with any certainty how long the review at USEPA may take, or what the agency’s final conclusions will likely be with respect to either the CSF or the SSURO. Accordingly, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if the registration were to be cancelled, the Company would be required to adjust the carrying value of the aforementioned assets.

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

Eastern District of Louisiana Cases

On June 1, 2011, seven separate actions were filed by the Hendler law firm in the United States District Court for the Eastern District of Louisiana on behalf of over 200 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and Amvac Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by the Hendler law firm, including, for example, the Mendez case that is in the process of being dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011). The matters have not yet been served on Amvac; however, plaintiffs have delivered complaints and a request to waive service of a summons. It is unknown how many (if any) of the plaintiffs have been exposed to Amvac’s product, what are the actual injuries and whether and what statutes of limitation may apply. Amvac intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefore.

State Court Matters in Louisiana

In November 1999, Amvac was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. Amvac Chemical Corporation et al. These matters allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. No other discovery has been done; hence, it is unknown how many (if any) of the plaintiffs have been exposed to Amvac’s product, what are the actual injuries and whether and what statutes of limitation may apply. Amvac intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefore.

Update on Osorio

As reported by the Company in its Form 10-K for the period ended December 31, 2009, on October 20, 2009, in a case captioned Osorio v. Dole Food Company, the U.S. District Court for the Southern District of Florida Court entered an order in which it refused to recognize a $97 million judgment that had been rendered by a trial court in Chinandega, Nicaragua in favor of 150 plaintiffs against Dow and Dole under Special law 364 for alleged exposure to DBCP. On March 25, 2011, the United States Court of Appeals for the 11th Circuit upheld the lower court’s decision to refuse to enforce the Nicaraguan judgment under the Florida Recognition Act, finding, as the district court did, a lack of subject matter/personal jurisdiction, the fact that judgment had been rendered under a system (in Nicaragua) that does not provide procedures compatible with the requirements of due process of law, and inconsistency with public policy. The 11th Circuit Court did not address whether the Nicaraguan courts “do not provide impartial tribunals” as the district court had found.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 5, 2011	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: August 5, 2011	BY:	/s/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer