Form 10-Q
period 2011-09-30
AMERICAN VANGUARD CORP
filed 2011-11-04
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

Common Stock, $.10 Par Value—27,681,310 shares as of October 28, 2011.

AMERICAN VANGUARD CORPORATION

INDEX

		Page Number

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010	3

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2011, June 30, 2011, and September 30, 2011	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II—OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	25

SIGNATURES		26

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2011	2010	2011	2010
Net sales	$73,840	$68,256	$221,610	$167,140
Cost of sales	43,089	42,880	130,593	103,607

Gross profit	30,751	25,376	91,017	63,533
Operating expenses	22,583	18,865	62,979	49,577

Operating income	8,168	6,511	28,038	13,956
Interest expense	899	877	2,684	2,683
Interest capitalized	(18)	(49)	(92)	(98)
Extinguishment of debt	—	—	546	—

Income before income tax	7,287	5,683	24,900	11,371
Income tax expense	2,669	2,072	9,263	4,290

Net income	$4,618	$3,611	$15,637	$7,081

Earnings per common share—basic	$.17	$.13	$.57	$.26

Earnings per common share—assuming dilution	$.16	$.13	$.56	$.26

Weighted average shares outstanding—basic	27,575	27,398	27,551	27,362

Weighted average shares outstanding—assuming dilution	27,993	27,663	27,842	27,643

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	Sep 30, 2011	Dec. 31, 2010
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash	$3,832	$1,158
Receivables:
Trade, net of allowance for doubtful accounts of $423 and $475, respectively	96,785	33,833
Other	206	263

	96,991	34,096

Inventories	80,819	74,054
Prepaid expenses	2,668	2,591
Income taxes receivable	—	6,715

Total current assets	184,310	118,614
Property, plant and equipment, net	39,378	40,541
Intangible assets	117,407	115,249
Other assets	4,565	5,775

	$345,660	$280,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,533	$8,429
Current installments of other liabilities	1,705	—
Accounts payable	23,451	13,961
Deferred revenue	11	5,568
Accrued program costs	43,822	16,976
Accrued expenses and other payables	7,934	4,634
Income taxes payable	2,431	—

Total current liabilities	93,887	49,568
Long-term debt, excluding current installments	53,906	53,710
Other liabilities, excluding current installments	7,578	3
Deferred income taxes	10,461	10,461

Total liabilities	165,832	113,742

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,841,156 shares at September 30, 2011 and 29,735,928 shares at December 31, 2010	2,984	2,974
Additional paid-in capital	45,453	43,403
Accumulated other comprehensive loss	(2,549)	(448)
Retained earnings	137,093	123,661

	182,981	169,590
Less treasury stock, at cost, 2,260,996 shares at September 30, 2011 and at December 31, 2010	(3,153)	(3,153)

Total stockholders’ equity	179,828	166,437

	$345,660	$280,179

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share data)

For The Three Months Ended March 31, 2011, June 30, 2011, and September 30, 2011

(Unaudited)

	Common stock Shares	Common stock Amount	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Treasury stock Shares	Treasury stock Amount	Total
Balance, December 31, 2010	29,735,928	$2,974	$43,403	$123,661	$(448)		2,260,996	$(3,153)	$166,437

Stocks issued under ESPP	29,192	3	231	—	—	—	—	—	234
Cash Dividends on common stock ($0.03 per share)	—	—	—	(848)	—	—	—	—	(848)
Foreign currency Translation adjustment, net	—	—	—	—	237	237	—	—	237
Stock base compensation expense	—	—	523	—	—	—	—	—	523
Changes in fair value of interest swap	—	—	—	—	(246)	(246)	—	—	(246)
Stock options exercised and termination of restricted stock units	38,007	3	313	—	—	—	—	—	316
Net Income	—	—	—	5,012	—	5,012	—	—	5,012

Total comprehensive income	—	—	—	—	—	$5,003	—	—	—

Balance, March 31, 2011	29,803,127	2,980	44,470	127,825	(457)		2,260,996	(3,153)	171,665

Cash Dividends adjustment on common stock	—	—	—	22	—	—	—	—	22
Foreign currency Translation adjustment, net	—	—	—	—	197	197	—	—	197
Stock base compensation	—	—	508	—	—	—	—	—	508
Changes in fair value of interest swap					(700)	(700)			(700)
Stock grants and termination of restricted stock units	24,747	3	(3)	—	—	—	—	—	—
Net Income	—	—	—	6,007	—	6,007	—	—	6,007

Total comprehensive income	—	—	—	—	—	$5,504	—	—	—

Balance, June 30, 2011	29,827,874	2,983	44,975	133,854	(960)		2,260,996	(3,153)	177,699

Stocks issued under ESPP	25,741	3	228	—	—	—	—	—	231
Cash Dividends on common stock ($0.05 per share)	—	—	—	(1,379)	—	—	—	—	(1,379)
Foreign currency Translation adjustment, net	—	—	—	—	(988)	(988)	—	—	(988)
Stock base compensation	—	—	455	—	—	—	—	—	455
Changes in fair value of interest swap	—	—	—	—	(601)	(601)	—	—	(601)
Stock options exercised and termination of restricted stock units	(12,459)	(2)	(205)	—	—	—	—	—	(207)
Net Income	—	—	—	4,618	—	4,618	—	—	4,618

Total comprehensive income	—	—	—	—	—	$3,029	—	—	—

Balance, September 30, 2011	29,841,156	$2,984	$45,453	$137,093	$(2,549)		2,260,996	$(3,153)	$179,828

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Increase (decrease) in cash	2011	2010
Cash flows from operating activities:
Net income	$15,637	$7,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	10,366	8,208
Amortization of other long term assets	2,018	2,418
Amortization of discounted liabilities	636	—
Stock-based compensation	1,486	832
Changes in assets and liabilities associated with operations:
Increase in net receivables	(62,895)	(22,853)
Increase in inventories	(6,765)	(6,443)
Increase in prepaid expenses and other assets	(885)	(691)
Decrease in income tax receivable/payable, net	9,146	—
Increase in accounts payable	7,942	14,559
Decrease in deferred revenue	(5,557)	—
Increase in other liabilities	30,976	5,796

Net cash provided by operating activities	2,105	8,907

Cash flows from investing activities:
Capital expenditures	(4,466)	(6,256)
Intangible expenditures	—	(3,000)

Net cash used in investing activities	(4,466)	(9,256)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(7,300)	7,200
Principal payments on long-term debt	(6,829)	(6,522)
Borrowings on long-term debt	20,063	—
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	574	486
Payment of cash dividends	(826)	(271)

Net cash provided by financing activities	5,682	893

Net increase in cash	3,321	544
Cash and cash equivalents at beginning of year	1,158	383
Effect of exchange rate changes on cash	(647)	117

Cash and cash equivalents as of September 30	$3,832	$1,044

Supplemental schedule on non-cash investing activities:

During the nine months ended September 30, 2011 the Company recorded final purchase accounting entries related to the product line acquisitions completed in the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. There was no cash impact on this transaction during this period.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Property, plant and equipment at September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
Land	$2,458	$2,458
Buildings and improvements	9,347	8,131
Machinery and equipment	82,654	77,140
Office furniture, fixtures and equipment	7,238	6,710
Automotive equipment	282	284
Construction in progress	2,684	5,474

	104,663	100,197
Less accumulated depreciation	(65,285)	(59,656)

	$39,378	$40,541

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished products	$73,608	$67,316
Raw materials	7,211	6,738

	$80,819	$74,054

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales:
Insecticides	$21,617	$17,075	$96,117	$64,359
Herbicides	27,233	28,198	61,247	56,248
Other	14,777	17,140	38,760	25,596

	63,627	62,413	196,124	146,203
Non-crop	10,213	5,843	25,486	20,937

	$73,840	$68,256	$221,610	$167,140

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net Sales:
Domestic	$58,691	$56,659	$181,944	$136,024
Export	15,149	11,597	39,666	31,116

	$73,840	$68,256	$221,610	$167,140

5. On September 8, 2011, the Company announced that the Board of Directors declared a cash dividend of $.05 per share. The dividend was distributed on October 14, 2011, to shareholders of record at the close of business on September 29, 2011. Cash dividends paid on October 14, 2011 totaled approximately $1,379.

On March 10, 2011, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on April 15, 2011 to stockholders of record at the close of business on April 1, 2011. Cash dividends paid in April 2011 amounted to $826.

On September 14, 2010, the Company announced that the Board of Directors declared a cash dividend of $0.02 per share. The dividend was distributed on October 14, 2010, to stockholders of record at the close of business on September 24, 2010 totaled approximately $548.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Numerator:
Net income	$4,618	$3,611	$15,637	$7,081

Denominator:
Weighted averages shares outstanding	27,575	27,398	27,551	27,362
Assumed exercise of stock options	418	265	291	281

	27,993	27,663	27,842	27,643

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	September 30, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$48,000	$8,000	$56,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working capital revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchase	5,906	6,533	12,439	12,473	425	12,898

Total indebtedness	$53,906	$14,533	$68,439	$53,710	$8,429	$62,139

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

As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011. As noted above, at September 30, 2011, the Company has in place one perfectly effective interest rate swap contract. The fair value of the swap outstanding at September 30, 2011 was a loss of $1,564. At December 31, 2010, the fair value was a loss $17. These amounts are presented in accrued expenses and other liabilities.

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of September 30, 2011 the Company met all covenants in that credit facility.

At September 30, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $75,000 under the credit facility agreement.

During September 2011, the Company entered into a Euro exchange straight forward contract in the amount of €4,500 for a Euro liability that is to be settled in January 2013. This transaction is being accounted for in accordance with the guidance under U.S. Accounting Standards Codification No. 815, Derivatives and Hedging, as a non-designated hedge. The change in the fair value is being recorded in the Balance Sheet and the offset is being recorded in earnings.

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

Comprehensive income and its components consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$4,618	$3,611	$15,637	$7,081
Change in fair value of interest rate swaps	(601)	243	(1,547)	787
Unrealized loss on currency forward cover contracts	—	—	—	(140)
Foreign currency translation adjustment	(988)	(62)	(554)	117

Comprehensive income	$3,029	$3,792	$13,536	$7,845

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

Stock Options—During the nine months ended September 30, 2011, the Company granted employees options to acquire 20,000 shares of common stock at an average exercise price of $12.28 per share. The options were valued at $132 and vest over a three year service period.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2010	1,487,331	—	$7.65	$7.77

Options exercised	(40,000)	—	8.10

Balance outstanding, March 31, 2011	1,447,331	—	$7.63	$7.77

Options granted	10,000	—	11.32
Options expired	(15,272)	—	9.52

Balance outstanding, June 30, 2011	1,442,059	—	$7.64	$7.73

Options granted	10,000	—	13.24
Options exercised	(8,000)	—	11.30
Options expired	(39,834)	—	14.37

Balance outstanding, September 30, 2011	1,404,225	—	$7.47	$7.29

During the nine months ended September 30, 2010, the Company amended an option to extend the expiration date for a terminated employee to purchase 72,000 shares of common stock. The award would have expired 3 months after termination. The Company extended the expiration date to one year and recognized an award-based compensation expense of $8 for the modification. There were options to acquire 30,000 shares that were forfeited during the nine months ended September 30, 2010, which had an average exercise price of $4.93.The options were vested when terminated.

Information relating to stock options at September 30, 2011 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67—$4.93	450,000	15	$3.67	450,000	$3.67
$7.00—$8.10	716,000	110	$7.50	—	—
$11.30—$14.74	238,225	22	$14.54	218,225	$14.64

	1,404,225		$7.47	668,225	$7.29

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2011:
Incentive Stock Option Plans:
Outstanding	1,404,225	$7.47	65	$5,990
Expected to Vest	1,364,768	$7.46	63	$5,850
Exercisable	668,225	$7.29	15	$3,369
Non-statutory Stock Option Plans:
Options Outstanding	—	—	—	—
Expected to Vest	—	—	—	—
Options Exercisable	—	—	—	—

Stock Options—During the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense related to stock options, excluding expense associated with modifications, related to stock options of $678 and $20, respectively.

As of September 30, 2011, the Company had approximately $2,100 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of nonvested shares as of and for the nine months ended September 30, 2011 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2010	202,096	$11.77
Granted	—	—
Vested	—	—
Forfeited	(1,993)	$12.21
Nonvested shares at March 31, 2011	200,103	$11.77
Granted	—	—
Vested	—	—
Forfeited	(1,893)	$12.21
Nonvested shares at June 30, 2011	198,210	$11.76
Granted	4,000	$12.16
Vested	(103,400)	$12.19
Forfeited	(650)	$12.19

Nonvested shares at September 30, 2011	98,160	$11.33

During the nine months ended September 30, 2010, the Company granted a total of 5,000 of common stock, The shares will cliff vest after three years of service. The shares granted in 2010 were fair valued at $8.32 per share (or $42 in total). The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years. There were 22,008 restricted shares of common stock that were forfeited during the nine months ended September 30, 2010, which had an average grant-date value of $12.21 per share. Forfeited shares were not vested when terminated. During the nine months ended September 30, 2010, there were 40,783 restricted shares that vested, which had an average grant-date value of $13.01 per share and an average vest-date value of $7.62 per share.

During the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense related to restricted shares of $949, including related cash costs and $813, respectively.

As of September 30, 2011, the Company had approximately $238 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.2 years, whereby $141 will be recognized over the next 0.4 years and the balance will be recognized over the next 2.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2011.

A. PCNB Matters

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound Pentrochloronitrobenzine (“PCNB”) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and did not set a hearing. As of December 31, 2010, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with United States Environmental protection agency (“USEPA”) as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief. On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. On August 17, 2011, the Chief Judge of the US District Court for the District of Columbia granted the Company’s motion for summary judgment and vacated the SSURO on the grounds that the signatory at USEPA lacked the authority to issue such an order in the first instance. Following the court’s ruling, the Company has been working with USEPA to obtain approval of its amended CSF and to amend and consolidate PCNB labels with the aim of re-entering the market in the near future.

At September 30, 2011, the Company held inventories in the amount of $19,400, up from $18,500 as of June 30, 2011, (arising from continued manufacture of the product at a reduced rate) and associated intangible assets of $5,062 relating to this product line. Given the progress made to date on the amended CSF and label revisions, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if these registrations were cancelled, the Company would be required to adjust the carrying value of the aforementioned assets.

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

State Matter in Delaware

On or about July 21, 2011, an action encaptioned Blanco v. Amvac Chemical Corporation et al was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, Amvac, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same action in 1995. Amvac and other defendants are joining in the motion to dismiss, the hearing for which has been set for January 20, 2012 The Company believes that the case has no merit. Amvac intends to defend the matter vigorously, and the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

State Matter in California

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and Amvac Chemical Corporation. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the late 1970’s. There are preliminary indications that many if not most of the claimants have filed similar actions in the Philippines. At this stage, no discovery has been done, it is unknown how many (if any) of the plaintiffs may have been exposed to Amvac’s product, what injuries may have been sustained and whether any statutes of limitations may bar recovery. Amvac intends to defend this matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

12. Recently Issued Accounting Guidance— In June 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2011-05, Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. The Company will adopt this update when applicable.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. The Company adopted this update and there was no material impact.

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

13. Acquisition—During the nine month period ended September 30, 2011, the Company recorded final purchase accounting entries related to the product line acquisitions completed during the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. These amounts relate to estimated earn out payments over the next five years. Allocation of the 2010 acquisitions was $25,764 to product rights, $12,626 to trademarks and $1,091 to customer lists.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2011

	2011	2010	Change	% Change
Net sales:
Insecticides	$21,617	$17,075	$4,542	26.6%
Herbicides	27,233	28,198	(965)	(3.4)%
Other	14,777	17,140	(2,363)	(13.8)%

Total Crop	63,627	62,413	1,214	1.9%
Non-crop	10,213	5,843	4,370	74.8%

	$73,840	$68,256	$5,584	8.2%

Gross profit:
Crop	$25,483	$23,119	$2,364	10.2%
Non-crop	5,268	2,257	3,011	133.4%

	$30,751	$25,376	$5,375	21.2%

Overall financial performance, including net sales and net income for the quarter ended September 30, 2011, was improved as compared to the same period in 2010. Our net sales for the period were up approximately 8% to $73,840, compared to $68,256 for the third quarter of 2010. Net sales for our crop business were up by approximately 2%, while net sales for non-crop products were up by about 75%. Strong sales performance in the third quarter of 2011 as compared to the same period of the prior year resulted primarily from the crop product lines Mocap and Nemacur that were acquired in the final quarter of 2010 and generated an additional 7% of sales. These products are also the main drivers of our continued strong international sales which grew 31% in the quarter. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Net sales of our insecticides as a group were up about 27% ($21,617 as compared to $17,075) during the third quarter of 2011. Within this segment, net sales of our granular soil insecticides as a group were up approximately 73% over that of the comparable quarter. Leading this increase were net sales of Thimet which rose by nearly 26% primarily in sugarcane applications. Our newly acquired product lines, Mocap (US domestic and export) and Nemacur (export only), accounted for approximately 40% of total soil insecticide sales; these products are used on a wide variety of crops. Corn soil insecticide sales were not material in the third quarter and activity in the distribution channels for 2012 planting season will begin in the fourth quarter of 2011. We continued to see strong net sales of Counter, up 54% compared to third quarter of 2010, due to strong demand for use on bananas in Latin America.

Net sales of other insecticides were down by 20% in the quarter. Net sales of our generic product lines (acephate, bifenthrin and permethrin), were down about 46% as compared to the second quarter of 2010, as we focus on maintaining pricing levels that ensure improved overall gross profit margins on these products. Net sales of our cotton insecticide Bidrin decreased approximately 42% from the same quarter of the prior year as drought conditions resulted in a significant reduction in harvestable acres.

Within the group of herbicides/fungicides/fumigants, net sales for the third quarter of 2011 decreased by approximately 3% to $27,233 from $28,198 in the comparable period of 2010. Net sales of our herbicide products were up by about 32% quarter-over-quarter, due largely to a 14% increase in sales of our Dacthal herbicide. Impact, our post-emergent corn herbicide also posted improved sales in the quarter, as we experience increased demand for this product in light of increasing weed resistance to certain trait seeds; we note that sales activity of this product tends to occur primarily during the other three quarters of the year. Our soil fumigants also posted a solid net sales increases, up about 8% quarter-over-quarter; however margins were down slightly due to increased raw material costs. Offsetting the improved sales performance in this category was our PCNB fungicide products, which experienced a 94% drop in net sales versus the comparable quarter in 2010. This drop arose from the fact that the SSURO that had been issued by the USEPA with respect to our domestic PCNB products (see Item 1 – Legal Proceedings) was pending part of the third quarter and following the lifting of that SSURO, the Company has been negotiating with USEPA to amend and consolidate its PCNB labels. Consequently, the Company was unable to sell any product domestically in this year’s entire third quarter; whereas, the Company was able to make such sales over the first several weeks of the third quarter of 2010.

Within the group of other products, which includes plant growth regulators, molluscicides and tolling activity, we recorded net sales of $14,777 for the quarter, down from $17,140 recorded in the second quarter of 2010. This 14% decline was driven mainly by reduced sales of our cotton defoliant Folex. As previously cited in the Company’s Form 10-Q for the period ended June 30, 2011, during the 2010 season, we were not able to obtain raw materials for Folex in time for any sales in the second quarter of 2010 and instead recorded substantial sales when the finished product was available during the third quarter of that year. Conversely, in 2011 we obtained the supply of this material much earlier and were able to respond to the normal demand cycle and therefore sold a large quantity of Folex in the second quarter of 2011 – and somewhat less in the third. However, despite the severe drought west of the Mississippi in 2011 that reduced by 4 million acres the amount of cotton harvested in the U.S., cool temperatures in the eastern cotton belt prompted a higher usage rate of Folex as a harvest defoliant and resulted in a solid third quarter sales performance.

Our non-crop sales ended the third quarter of 2011 up approximately 75% at $10,213 as compared to $5,843 for the same period of the prior year and constituted just under 14% of total sales for the period. A major driver for this increase arose primarily from strong demand for Naled / Dibrom as a result of significant demand for mosquito control in the eastern section of the Gulf Coast states due to wet and warm weather during the late summer, thereby offsetting the significant decline in PCNB sales as described above.

Gross margins for the quarter were up to 42% from 37% for the comparable period. This improvement was in part the result of a product mix that included strong sales of our higher margin products, reduced sales of products that are exposed to more generic pressure and a much improved manufacturing performance

It should be noted that when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $3,718 to $22,583 for the three months ended September 30, 2011 as compared to the same period in 2010. The differences in operating expenses by department are as follows:

	2011	2010	Change	$ Change
Selling	$5,780	$6,046	$(266)	(4.4)%
General and administrative	5,349	4,220	1,129	26.8%
Research, product development and regulatory	4,875	3,294	1,581	48.0%
Freight, delivery and warehousing	6,579	5,305	1,274	24.0%

	$22,583	$18,865	$3,718	19.7%

•

Selling expenses decreased slightly by $266 to end at $5,780 for the three months ended September 30, 2011, as compared to the same period of 2010, despite the fact that sales were up 8%. The main driver for the decrease in selling expenses is from the slightly reduced spending on advertising in the quarter as compared to the same period of the prior year.

•

General and administrative expenses increased by $1,129 to end at $5,349 for the three months ended September 30, 2011 as compared to the same period of 2010. The three main drivers of this increase were an increase in amortization expense that resulted from the acquisitions made in December 2010, an increase in stock based compensation expense relating to grants issued in December 2010, and an increase in incentive compensation expense from the increase in overall financial performance.

•

Research, product development costs and regulatory expenses increased by $1,581 to $4,875 for the three months ended September 30, 2011, as compared to the same period of 2010. The main driver for these cost increases are planned costs associated with international registrations on new products and newly acquired product lines. Furthermore, our contributions to task force activities (also planned) increased. Finally, we have increased our teams supporting regulatory affairs and product development.

•

Freight, delivery and warehousing costs for the three months ended September 30, 2011 were $6,579 or 9% of sales as compared to $5,305 or 8% of sales for the same period in 2010. The performance is driven by higher volume and specific mix in the quarter as compared to the same period of 2010.

Interest costs net of capitalized interest were $881 in the three months ended September 30, 2011 as compared to $828 in the same period of 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2011			Q3 2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$57,978	$517	3.6%	$43,933	$625	5.6%
Real Estate	—	—	—	1,982	29	5.8%
Working Capital Revolver	—	(11)	0%	10,174	112	3.9%

Average	57,978	506	3.5%	56,089	766	5.3%

Other notes payable	12,741	377	11.8%	870	—	—
Interest Income	—	—	—	—	—	—
Capitalized Interest	—	(34)	—	—	(49)	—
Amortization of deferred loan fees	—	32	—	—	111	—

Adjusted Average indebtedness	$70,719	$881	5.0%	$56,959	$828	5.8%

The Company’s average overall debt for the three months ended September 30, 2011 was $70,719 as compared to $56,959 for the three months ended September 30, 2010. During the quarter we did not utilize revolver debt financing mainly as a result of continued focus on inventory, receivables and program management. As can be seen from the table above, our effective interest rate was 5% for the three months ended September 30, 2011. This is an improvement as compared to the 5.8% for the same period of last year.

Income tax expense has increased by $597 to end at $2,669 for the three months ended September 30, 2011 as compared to $2,072 for the comparable period in 2010. The effective tax rate for the quarter was 36.6% as compared to 36.5% in the same period of the prior year. Our effective tax rate has benefited from the domestic production activities deduction, R&D tax credits and lower state tax rates driven by certain state apportionment elections. These positive impacts are offset by continued strong financial performance which reduces the impact of permanent differences.

Our overall net income for the three months ended September 30, 2011 was $4,618 or $0.16 per share (diluted) as compared to $3,611 or $0.13 per share (basic and diluted) in the same quarter of 2010.

Nine Months Ended September 30

	2011	2010	Change	% Change
Net sales:
Insecticides	$96,117	$64,359	$31,758	49.3%
Herbicides	61,247	56,248	4,999	8.9%
Other	38,760	25,596	13,164	51.4%

Total Crop	196,124	146,203	49,921	34.1%
Non-crop	25,486	20,937	4,549	21.7%

	$221,610	$167,140	$54,470	32.6%

Gross profit:
Crop	$79,313	$54,781	$24,532	44.8%
Non-crop	11,704	8,752	2,952	33.7%

	$91,017	$63,533	$27,484	43.3%

Overall financial performance, including net sales and net income for the nine months ended September 30, 2011, significantly improved as compared to the same period in 2010. Our net sales for the period were up approximately 33% to $221,610 compared to $167,140 for the first three quarters of 2010. Net sales for our crop business were up by approximately 34%, while net sales for non-crop products were up by about 22%. A more detailed discussion of general market conditions and sales performance by category of products appears below. Further, our international sales continue to grow strongly and are up 27% in the nine month period ending September 30, 2011.

Overall financial performance during the first nine months of 2011 was improved in virtually all segments. In general, our customers began the year with reduced inventories, promising markets in corn and cotton and a need to restock crop inputs for Spring planting activity. In addition, growers experienced better weather conditions in the Midwest as compared to the same period of the prior year. Furthermore, irrigation rights have improved in Western states. Despite a south-central drought that destroyed many crops, moisture in the eastern section of the South necessitated more concentrated use of our Folex harvest defoliant and increased sales of our Naled/Dibrom adulticide to mitigate mosquito infestation. Further, our performance was significantly impacted by sales associated with recently acquired product lines, including Mocap, Nemacur, the Aztec bag business and the cotton defoliant, Def.

Net sales of our insecticides as a group were up over 49% to $96,117 as compared to $64,359 during the nine months of 2010. Within this segment, net sales of our soil insecticides as a group more than doubled over that of the comparable nine month period to $74,106 as compared to $35,226. The major drivers for this improved performance were, in part, the effect of 2010 product line acquisitions. Our recent acquisition of the Aztec bag business helped to increase net sales of Aztec approximately 91% for the period. In addition, we recorded sales of both Mocap and Nemacur (also newly acquired in December 2010), which, together, accounted for about 28% of our total soil insecticide sales. Further, Counter posted strong results, with net sales increasing 28% over the comparable period last year. This increase came from demand for Counter as a treatment for nematodes in corn and other pests in sugar beets. Sales of Thimet were about 103% higher than those of the same nine months in 2010 as a replacement for a certain competing product that has been discontinued. To a lesser extent, net sales of Smartchoice, while modest, were more than triple that of the first nine months of 2010 due, in part, to the market’s increasing acceptance of this product’s use as a high value alternative on corn and in part to the fact that we sold out of Aztec early in the planting season. With respect to our other insecticides, we experienced a 5% drop in net sales during the nine months of 2011 as compared to the same period in 2010. In this group of products, while net sales of our cotton insecticide, Bidrin, were up by about 8% over those of the comparable period in 2010 due largely to increased cotton acres, net sales of our generic product lines (acephate, bifenthrin and permethrin) were down by about 35% as compared to the first nine months of 2010; this trend reflects the Company’s de-emphasis on sale and distribution of lower margin products.

Within the group of herbicides, fungicides and fumigants, net sales for the first three quarters of 2011 were up approximately 9% to $61,247 from $56,248 in the comparable period of 2010. Within this category, net sales of our herbicide products were up by about 25% driven by increased sales of our post-emergent corn herbicide, Impact, which benefitted from greater customer support and rainy Midwest conditions. In addition, we experienced an increase of approximately 13% in net sales of our soil fumigant products during the first nine months of 2011 as compared to the same period in 2010; this was due in part to heavier than normal usage early in the year following an early frost in late 2010 and greater market penetration in the Midwest. Partially offsetting these increases was an approximately 75% drop in net sales of our PCNB fungicide product, which, was subject to the SSURO that had been issued by the USEPA in August 2010 with respect to our domestic PCNB products (see Item 1 – Legal Proceedings). Although the SSURO was vacated by a federal court in August 2011, the Company has not yet re-entered the domestic market, as it continues to negotiate with USEPA to amend and consolidate its PCNB labels.

Within the group of other products, which includes plant growth regulators, molluscicides and tolling activity, we recorded net sales of $ 38,760 for the first nine months of the year, as compared to net sales of $25,596 during the comparable period in 2010. This jump in sales arose in part from substantial sales of Folex, our cotton defoliant; we commenced manufacturing this product at our Axis site this year and were able to obtain ample supply of the key raw materials this year, and could answer the demand that was driven by increasing cotton acreage. Further, our acquisition of the Def product line helped bolster these sales.

Our non-crop sales ended the first nine months of 2011 up about 20% at $25,032 as compared to $20,937 for the same period of the prior year. While we experienced a jump in sales due to new product lines acquired in 2010 and our net sales of the mosquito adulticide, Dibrom, increased, we also recorded lower PCNB sales arising primarily from the SSURO issued by the USEPA.

Gross margins for the first three quarters were up to 41% from 38% for the comparable period. This improvement was in part due to the result of improved manufacturing activity; the efficiencies of manufacturing higher volumes of Thimet and Counter to meet demand and the commencement of manufacturing of Folex at our Axis facility. In addition, greater sales of higher margin products (e.g. Folex and Nemacur); and to a lesser extent higher pricing of generic product lines (acephate, bifenthrin and permethrin).

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $13,402 to $62,979 for the nine months ended September 30, 2011 as compared to the same period in 2010. The differences in operating expenses by department are as follows:

	2011	2010	Change	% Change
Selling	$18,621	$17,034	$1,587	9.3%
General and administrative	17,395	12,593	4,802	38.1%
Research, product development and regulatory	12,515	8,456	4,059	48.0%
Freight, delivery and warehousing	14,448	11,494	2,954	25.7%

	$62,979	$49,577	$13,402	27.0%

•

Selling expenses increased by $1,587 to end at $18,621 for the nine months ended September 30, 2011, as compared to the same period of 2010. The main driver for increased overall cost was from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support our expanded business.

•

General and administrative expenses increased by $4,802 to end at $17,395 for the nine months ended September 30, 2011 as compared to the same period of 2010. There are five main drivers that attributed to this increase. Based on the financial performance for the nine months ended September 30, 2011, provisions for incentive compensation expense was increased. Stock based compensation expense increased primarily related to options issued in December 2010. As a result of product line acquisitions completed in December 2010, the company increased its amortization expense. Finally, insurance expense increased due to an increase from providers. .

•

Research, product development costs and regulatory expenses increased by $4,059 to $12,515 for the nine months ended September 30, 2011, as compared to the same period of 2010. This is mainly due to increase studies on our new and existing products including spending related to the PCNB SSURO.

•

Freight, delivery and warehousing costs for the nine months ended September 30, 2011 were $14,448 or 7% of sales as compared to $11,494 or 7% of sales for the same period in 2010. The performance is driven by higher volume in the nine months ended September 30, 2011, as compared to the same period of 2010.

Interest costs net of capitalized interest, were $2,592 in the nine months of 2011 as compared to $2,585 in the same period of 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$58,938	$1,472	3.3%	$45,934	$1,903	5.5%
Real Estate	—	1	—	2,005	88	5.9%
Working Capital Revolver	2,590	65	3.3%	16,311	489	4.0%

Average	61,528	1,538	3.3%	64,250	2,480	5.1%

Other notes payable	12,861	1,053	10.9%	870	—	—
Interest Income	—	(3)	—	—	—	—
Capitalized Interest	—	(92)	—	—	(98)	—
Amortization of deferred loan fees	—	96	—	—	203	—

Adjusted Average indebtedness	$74,389	$2,592	4.6%	$65,120	$2,585	5.3%

The Company’s average overall debt for the nine months ended September 30, 2011 was $74,389 as compared to $65,120 for the nine months ended September 30, 2010. During the nine months period, we eliminated use of the revolving line mainly as a result of continued focus on inventory, receivables and program management. As can be seen from the table above, our effective interest rate was 4.6% for the nine months ended September 30, 2011. This represents a significant improvement as compared to 5.3% for the same period of the prior year.

Income tax expense has more than doubled to end at $9,263 for the nine months ended September 30, 2011 as compared to $4,290 for the comparable period in 2010. The effective tax rate for the period was 37.2% as compared to 37.7% for the same period of the prior year. Our effective tax rate has benefited from the domestic production activities deduction, R&D tax credits and lower state tax rates driven by certain state apportionment elections.

Our overall net income for the nine months ended September 30, 2011 was $15,637 or $0.56 per share (diluted) as compared to $7,081 or $0.26 per share (basic and diluted) in the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $2,105 of cash in operating activities during the nine months ended September 30, 2011. This compared to generating $8,907 in the same period of last year. Net income of $15,637, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $13,020 and stock based compensation expense of $1,486 provided a net cash inflow $30,006 compared to $18,539 for the same period last year.

During the quarter ended September 30, 2011, our working capital, including receivables, inventories, accounts payable, and programs, has increased as the Company recorded higher sales in the third quarter. Increasing receivables is normal at this time of year, coinciding with the growing seasons across our major markets. This year our receivables have increased by $62,895, as compared to increasing by $22,853 last year, reflecting the strong continuing sales performance. Further, we have seen some increased terms as we expand internationally.

Inventories ended the nine month period up $6,765 at $80,819 as compared to $74,054 for the start of the year. The deferred revenues at December 31, 2010 have been almost fully realized during the nine months of the year, a change of $5,557. The Company has reduced its net income tax receivable/payable position by $9,146 including collecting $5,252 in payments from the Internal Revenue Service related to the 2009 tax year. Finally, as the Company has built momentum for the 2011 growing season, prepaid expenses increased by $885, accounts payable increased by $7,942, other current liabilities, primarily program accruals, and other long-term liabilities, increased by $30,976.

During the first quarter of 2011, the Company completed payment on prior year programs in the amount of $9,973 as compared with $20,592 in the same period of 2010. For the 2011 growing season we have continued to expand the scope of our programs, covering more product lines (including those newly acquired lines) in order to maintain our competitive position relative to the market. As a result, our accruals are up $14,117 at September 30, 2011 as compared to September 30, 2010.

The Company used $4,466 in investing activities related to capital expenditures during the nine months ended September 30, 2011, as compared to $9,256 in the same period of the prior year. In the prior year $6,256 related to capital expenditures and $3,000 related to the acquisition of intangible assets. The main focus of capital spending in the business relates to expanding the capability or efficiencies of our manufacturing facilities particularly in support of newly acquired product lines.

Financing activities provided $5,682 during the nine months ended September 30, 2011, compared to providing $893 in the same period of the prior year. We completed an amended and restated credit agreement with our lender group on January 10, 2011. As part of that agreement our term loan borrowing increased, providing $20,063 including the repayment in full of our real estate loan. Net borrowings under the Company’s working capital revolver decreased by $7,300 during the period, as compared to an increase of $7,200 in the same period of last year. The Company made all scheduled payments on its credit agreements and other principal payments on long term debt in the amount of $6,829 as compared to $6,522 for the same period of last year. The Company received $574 from the exercise of stock options and the sale of common stock under its ESPP plan as compared to $486 for the same period of last year. Finally, the Company made dividend payments in the amount of $826 during the nine months ended September 30, 2011, as compared to $271 in the same period of the prior year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	September 30, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$48,000	$8,000	$56,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working Capital Revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchase	5,906	6,533	12,439	12,473	425	12,898

Total Indebtedness	$53,906	$14,533	$68,439	$53,710	$8,429	$62,139

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

As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011. As noted above, at September 30, 2011, the Company has in place one perfectly effective interest rate swap contract. The fair value of the swap outstanding at September 30, 2011 was a loss of $1,564. At December 31, 2010, the fair value was a loss $17. These amounts are presented in accrued expense and other liabilities.

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

At September 30, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. The Company will adopt this update when applicable.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. The Company adopted this update and there was no material impact.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2010, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2010 remain valid and are hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2010. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan.

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

As of September 30, 2011, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2011, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2011.

A. PCNB Matters

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for the compound Pentrochloronitrobenzine (“PCNB”) in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Further, in June 2010, PMRA issued a re-evaluation of PCNB and concluded that turf uses should be cancelled as of the end of calendar year 2010. In August 2010, the Company filed a notice of objection to the re-evaluation and sought a hearing on the matter at which to present technical data in support of that use. PMRA failed to respond to the notice of objection and has not set a hearing. As of December 31, 2010, the turf use for PCNB was discontinued in Canada. The Company has challenged this action on the ground that, among other things, PMRA abused its discretion in failing to set a hearing on the Company’s objection. In late February 2011, PMRA responded to the Company’s request for relief against cancellation and indicated that it was unwilling to reverse the cancellation informally. Accordingly, the Company intends to take formal action to have the registration reinstated. There is approximately $1,300 worth of PCNB inventory in the Canadian distribution channel for which the Company has not been paid. In light of PMRA’s current position, it is possible that some or all of that material may be returned. Further, it is unclear to what extent the goods can be repackaged and resold. These questions may be dependent in part upon the outcome of the Company’s negotiations with United States Environmental protection agency (“USEPA”) as per the following section. The Company believes that a loss is probable within the range of $500 to $1,000 and has set up a loss contingency of $500. We will revisit this reserve as negotiations with PMRA and USEPA develop further.

In August 2010, the USEPA issued a Stop Sale, Removal and Use Order (“SSURO”) relating to the Company’s USEPA-registered PCNB product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case, or iii) any forewarning. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August in which it sought emergency and permanent injunctive relief. On September 2, 2010, that court denied the Company’s motion for emergency relief, finding in effect that while it was concerned about unfairness in USEPA’s actions, the agency was empowered to take those actions. On August 17, 2011, the Chief Judge of the US District Court for the District of Columbia granted the Company’s motion for summary judgment and vacated the SSURO on the grounds that the signatory at USEPA lacked the authority to issue such an order in the first instance. Following the court’s ruling, the Company has been working with USEPA to obtain approval of its amended CSF and to amend and consolidate PCNB labels with the aim of re-entering the market in the near future.

At September 30, 2011, the Company held inventories in the amount of $19,400, up from $18,500 as of June 30, 2011, (arising from continued manufacture of the product at a reduced rate) and associated intangible assets of $5,122 relating to this product line. Given the progress made to date on the amended CSF and label revisions, the Company cannot conclude that a loss is probable and has not set up a loss contingency. However, if these registrations were cancelled, the Company would be required to adjust the carrying value of the aforementioned assets.

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

State Matter in Delaware

On or about July 21, 2011, an action encaptioned Blanco v. Amvac Chemical Corporation et al was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, Amvac, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same action in 1995. Amvac and other defendants are joining in the motion to dismiss, the hearing for which has been set for January 20, 2012 The Company believes that the case has no merit. Amvac intends to defend the matter vigorously, and the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

State Matter in California

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and Amvac Chemical Corporation. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the late 1970’s. There are preliminary indications that many if not most of the claimants have filed similar actions in the Philippines. At this stage, no discovery has been done, it is unknown how many (if any) of the plaintiffs may have been exposed to Amvac’s product, what injuries may have been sustained and whether any statutes of limitations may bar recovery. Amvac intends to defend this matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency therefor.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 4, 2011	BY:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: November 4, 2011	BY:	/s/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer