Form 10-K
period 2011-12-31
AMERICAN VANGUARD CORP
filed 2012-03-09
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $293.0 million. This figure is estimated as of June 30, 2011 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $12.97 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2011, was 27,566,878. The number of shares of $.10 par value Common Stock outstanding as of February 20, 2012 was 27,614,623.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2011

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

American Vanguard Corporation (“AVD”) was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to AVD and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), Quimica Amvac de Mexico S.A. de C.V. (“AMVAC M”), AMVAC de Costa Rica Sociedad Anonima (“AMVAC CR”), AMVAC Switzerland GmbH (“AMVAC S”), AMVAC do Brasil Representácoes Ltda (“AMVAC B”), AMVAC Chemical UK Ltd. (“AMVAC UK”) and Environmental Mediation, Inc (“EMI”).

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

On October 7, 2011—AMVAC completed the acquisition of the international rights to the cotton defoliant product tribufos (sold under the trade name Def ®) from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. This acquisition also compliments the U.S. rights to Def that the Company purchased from BCS AG in July 2010 (see below). Both Folex and Def are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid.

On December 20, 2010—AMVAC completed the acquisition of a global product line relating to the active ingredient tebupirimfos from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademarks Aztec®, Azteca® and Capinda®. When combined in a mixture with another active ingredient Cyfluthrin, the resulting dual active ingredient product is a leading insecticide that is registered in the United States as Aztec and Mexico as Azteca, where it is used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

On December 7, 2010—AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, the Ultima® packaging system and the trademarks Mocap and Ultima. Mocap is a leading soil insecticide that is registered in 50 countries where it is used to combat nematode species in wide range of crops.

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

On May 16, 2008, AMVAC completed the acquisition of the phorate (sold by the Company under the Trade name Thimet) insecticide product line from Aceto Agricultural Chemicals Corporation (“Aceto AG”). Thimet is used on agricultural crops, mainly potatoes, corn, cotton, rice, sugarcane and peanuts, to protect against chewing and piercing-sucking insects. Purchased assets included registrations, data, know-how and certain inventories. The acquisition was made in connection with the settlement of litigation between AMVAC and Aceto AG.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS LP”) certain assets at BCS LP’s facility located in Marsing, ID, (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets, primarily include real property, buildings and manufacturing equipment. In connection with the acquisition, AMVAC and BCS LP agreed to enter into a master processor agreement under which AMVAC is providing certain tolling services to BCS LP for a period of four years.

On January 16, 2008, AMVAC, acquired from Valent U.S.A. Corporation the Orthene® insecticide product line. Orthene is used on agricultural crops, including beans, brussels sprouts, cauliflower, celery, cotton, cranberries, head lettuce, mint and ornamental and forests. AMVAC purchased the proprietary formulation information, registration rights, marketing materials, certain intellectual property rights and existing inventories of the agricultural and professional product lines.

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

Customers

Tenkoz; Crop Production Services, Inc (formerly United Agri Products, Western Farm Services and Crop Production Services); and Winfield accounted for 26%, 18%, and 11%, respectively of the Company’s sales in 2011; 23%, 19% and 11% in 2010; and 21%, 20%, and 9% in 2009.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on quality, efficacy, price, safety and ease of application. Many of our competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality and efficacy of its products, its price and the technical service and support given to its customers.

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. In most cases, AMVAC has attempted to position itself in smaller niche markets which are no longer addressed by larger companies.

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

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation. The legislation makes it unlawful to sell any pesticide in the United States unless such pesticide has first been registered by the United States Environmental Protection Agency (“USEPA”) as well as under similar state laws. Substantially all of AMVAC’s products are subject to USEPA registration and re-registration requirements and are conditionally registered in accordance with FIFRA. This registration by USEPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when it is used according to approved label directions. All states where any of AMVAC’s products are used require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The USEPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $6,555, $5,876, and $4,876 during 2011, 2010 and 2009 respectively, related to gathering this information. See also PART II, Item 7 of this Annual Report on form 10-K for discussions pertaining to research and development expenses.

Raw Materials

AMVAC utilizes numerous companies as well as internal sources to supply the various raw materials and components used in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, AMVAC seeks to secure its supply by either long-term (multi-year) arrangements or purchasing on long lead times from its suppliers. AMVAC believes that it is considered to be a valued customer to such sole-source suppliers.

Environmental

During 2011, AMVAC continued activities to address environmental issues associated with its facility (the “Facility”) in Commerce, CA. An outline of the history of those activities follows.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

With respect to the site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2011 with oversight provided by the DTSC. Additional analysis of groundwater and soil are being conducted in response to federally-mandated initiatives of similarly affected sites. Area-wide groundwater studies of perchlorate (typically associated with rocket fuel, explosives and fertilizer) require the Facility and neighboring sites to monitor existing wells for perchlorate in groundwater. Risk Assessment activities have commenced and are likely to conclude over the next year under the oversight of the DTSC, after which further investigation may be required, and the company will prepare and submit a remedial action plan. Until the remedial action plan has been submitted and comments are received from DTSC, it is uncertain whether the cost associated with further investigation and potential remediation activities will have a material impact on the Company’s financial statements. Thus, the Company is unable to determine whether remediation is reasonably probable, nor can the cost of remediation be reasonably estimated (the scope can vary depending upon the risk assessment and many other factors). Accordingly, the Company has not set up a loss contingency with respect thereto.

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

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns. As part of its continuing environmental program, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

Employees

As of December 31, 2011, the Company employed approximately 390 employees. AMVAC, on an ongoing basis, due to the seasonality of its business, uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Domestic operations

AMVAC is a California corporation incorporated in 1971. It is the Company’s main operating subsidiary. It owns and/or operates the Company’s domestic manufacturing facilities and is also the parent company for all its foreign corporations. AMVAC manufactures, formulates, packages and sells our products predominantly in the USA and, in 2011, in 41 other countries. AMVAC is a wholly owned subsidiary of AVD.

GemChem is a California corporation incorporated in 1991 and purchased by the Company in 1994. GemChem is a national chemical distributor. GemChem, in addition to purchasing key raw materials for the Company, also sells into the pharmaceutical, cosmetic and nutritional markets. Prior to the acquisition, GemChem acted in the capacity as the domestic sales force for the Company (from September 1991). GemChem is a wholly owned subsidiary of AVD.

DAVIE currently owns real estate for corporate use only. See also PART I, Item 2 of this Annual Report. DAVIE is a wholly owned subsidiary of AVD.

EMI is an environmental consulting firm. EMI is a wholly owned subsidiary of AVD.

Export Operations

The Company opened an office in 2008 in Costa Rica to conduct business in the country. The office is operated by AMVAC CR and markets chemical products for agricultural and commercial uses.

The Company opened an office in Basel, Switzerland in 2006. The office is operated by AMVAC S. The Company formed the new subsidiary to expand its resources dedicated to non-U.S. business development opportunities.

The Company also formed a Brazilian entity in 2006 operating as AMVAC B. It functions primarily to maintain the company’s registrations in that country.

The Company opened an office in 1998 in Mexico to conduct business primarily in Mexico. The office is operated by AMVAC M and markets chemical products for agricultural and commercial uses.

The Company opened an office in 1994 in the United Kingdom. The office is operated by AMVAC UK and manages product registrations for AMVAC’s product lines throughout Europe.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2011	2010	2009
Export Sales	$63,454	$39,049	$37,964
Percentage of Net Sales	20.8%	17.2%	18.4%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Risk Management

The Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks. The Company has purchased claims made products liability insurance. In addition, the Company regularly monitors matters, whether insurable or not, that could pose material risk to its operations. The Company’s Board of Directors has formally assumed responsibility for risk oversight; in 2010, the Board formed a Risk Committee, which, at present, consists of five members of the Board of Directors. The committee meets regularly with senior management to evaluate the company’s risk profile, to identify mitigation measures and to ensure that the company is prudently managing these risks. In the spirit of helping the Risk Committee oversee risk management, senior management has appointed a risk manager and a team of executives to serve as a management risk committee; this group performs analysis with the benefit of operational knowledge. Over the course of 2011, the company continued to implement an enterprise risk management program, which extends to all areas of potential risk and is intended to serve as a permanent feature in the company’s operation.

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the SEC website, www.sec.gov. Also available free of charge on the Company’s website are the Company’s Audit Committee, Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee Charters, the Company’s Corporate Governance Guidelines, the Company’s Code of Conduct and Ethics, the Company’s Employee Complaint Procedures for Accounting and Auditing Matters and our policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Company is dependent upon certain sole source suppliers for certain of its active ingredients.

In conjunction with the purchase and/or licensing of various product lines (including Folex, Mocap, Nemacur, Impact and Force), the Company has been required by seller/licensor to enter into multi-year supply arrangements under which such counterparties are the sole source of either active ingredients or formulated end-use product. In some cases, the manufacturer has been unable to deliver the volume of product necessary to meet the Company’s demand. Further, certain manufacturers have expressed a desire to discontinue production of such goods earlier than anticipated. In one case, the manufacturer has entered the market as a competitor. There is no guarantee that these sole source manufacturers will be willing or able to supply these products to the Company reliably, continuously and at the levels anticipated by the Company or required by the market. In addition, while the Company is making efforts to transfer production of certain of these products to its own facilities, there is no guarantee that these initiatives will be successful or that they will be completed in a timely fashion so as to permit the Company to meet market demand in the short to mid-term. If these sources prove to be unreliable and the Company is not able to supplant or otherwise second source these manufacturers, it is possible that the Company will not realize its projected sales, which, in turn, could adversely affect the Company’s profitability.

The Company may be subject to environmental liabilities.

While the Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment and its workforce, federal and state authorities may nevertheless seek fines and penalties for violation of the various laws and governmental regulations. Further, these various governmental agencies could, among other things, impose liability on the Company for cleaning up the damage resulting from release of pesticides and other agents into the environment. In addition, while the Company continually adapts its manufacturing process to the environmental control standards of regulatory authorities, it cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. In the event of such contamination or injury, the Company may be held liable for significant damages or fines. In the event that such damages or fines are assessed, it could have a material adverse effect on the Company’s financial and operating results.

Use of the Company’s products is subject to continuing challenges from activist groups.

Use of agrochemical products, including the Company’s products is regularly challenged by activist groups in many jurisdictions under a multitude of federal and state statutes, including FIFRA, the Food Quality Protection Act, Endangered Species Act, and the Clean Water Act, to name a few. These challenges typically take the form of lawsuits or administrative proceedings against the USEPA and/or other federal or state agencies, the filing of amicus briefs in pending actions, the introduction of legislation that is inimical to the Company’s interests, and/or adverse comments made in response to public comment invited by USEPA in the course of registration, re-registration or label expansion. It is possible that one or more of these challenges could succeed, resulting in a material adverse effect upon one or more of our products.

The Company’s business may be adversely affected by cyclical and seasonal effects.

Demand for the Company’s products tends to be seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. The end user of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and therefore may reduce our revenues and profitability. There can be no assurance that the Company will adequately address any adverse seasonal effects.

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

The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to transact in its functional currency and engages in agreements that require settlement in a different currency. The Company may enter into derivative instruments to manage foreign currency risk of these agreements. That is to say, establish a forward exchange rate at the point of placing a purchase order and thereby insure the Company against movement in exchange rate. In addition, the Company may use interest rate derivates to manage interest rate expense generated by variable rate debt. The Company has in place one fixed interest rate swap with the objective of reducing the Company’s exposure to movements in the LIBOR rate over time. This is required as a condition of the Company’s Senior Credit Facilities agreement.

Dependence on the Company’s banking relationship.

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s primary bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via credit agencies and also has face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group. In light of the uncertainties in global financial markets, there is no guarantee, however, that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less available, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the USEPA registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and also in joint efforts with other registrants, have and are currently furnishing certain required data relative to its products. There can be no assurance, however, that the USEPA will not request certain tests or studies be repeated or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The manufacturing of the Company’s products is subject to governmental regulations.

The Company currently owns and operates three manufacturing facilities—in Los Angeles, California; Axis, Alabama; and Marsing, Idaho—and owns and has manufacturing services provided in a fourth facility in Hannibal, Missouri (the “Facilities”). The Facilities operate under the terms and conditions imposed by required licenses and permits by state and local authorities. The manufacturing of key ingredients for certain of the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit or a significant increase in the fees for such licenses or permits could impede the Company’s access to key ingredients and increase the cost of production, which, in turn, would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

The Company is dependent on a limited number of customers, which makes us vulnerable to the continued relationship with and financial health of those customers.

In 2011, three customers accounted for 55% of the Company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company.

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

On December 28, 2007, AMVAC, pursuant to the provisions of the definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and Badische Anilin-und Soda-Fabrik (“BASF”), through which AMVAC purchased the global Counter product line from BASF. AMVAC purchased certain manufacturing assets relating to the production of Counter and Thimet and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF continues to supply various shared services to AMVAC from the Hannibal Site.

On March 7, 2008, AMVAC acquired from BCS LP a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and two of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS LP agreed to enter into a master processor agreement under which AMVAC provides certain tolling services to BCS LP on an ongoing basis through 2012.

The production areas of AMVAC’s facilities are designed to run on a continuous 24 hour per day basis. AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition and are suitable and adequate for current needs, can be modified to accommodate future needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender group. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in PART IV, Item 15 of this Annual Report.

AMVAC owns approximately 42 acres of unimproved land in Texas for possible future expansion.

GemChem’s, AMVAC UK’s, AMVAC M’s, AMVAC CR’s and AMVAC S’s facilities consist of administration and sales offices which are leased.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 3	LEGAL PROCEEDINGS

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case regarding the basis for USEPA’s SSURO, or iii) any forewarning that USEPA planned to issue a SSURO. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August 2010 in which it sought emergency and permanent injunctive relief. Over the course of several months, the Company worked with USEPA’s technical team to address purported deficiencies in the CSF. Then, on August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). Following issuance of the registrations, the Company sold a limited amount of PCNB into the turf market at the tail end of the season. The Company remains in discussion with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of some existing stocks. Given USEPA’s issuance of the registrations, the Company cannot conclude that a loss is probable or reasonably estimable and has not set up a loss contingency.

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for PCNB in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Notwithstanding the Company’s objections, PMRA permitted certain registrations of PCNB to be cancelled as of December 31, 2010. The Company intends to seek a new registration for this product line in Canada; this process could take in excess of one year to complete. With respect to inventory in the Canadian channel, the Company will seek to have the goods returned and then to resell them. The value of these goods has been recorded at the appropriate net realizable value.

B. DBCP Cases

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

At present, there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Only two of the suits (Suazo and Castillo, indicated below) filed in Nicaragua have been served on AMVAC. It should be noted that Nicaraguan plaintiffs had not been able to obtain domestic enforcement of decisions rendered by Nicaraguan courts. The Eleventh Circuit recently upheld a U.S. District Court’s refusal to enforce a $97,000 Nicaraguan judgment rendered against certain US-based DBCP defendants finding, among other things, lack of international due process.

Over the course of 2009, two actions that had been filed in the Los Angeles County Superior Court (named Mejia and Rivera) involving claims for personal injury to Nicaraguan banana plantation workers allegely arising from exposure to DBCP, were dismissed with prejudice by the court on its own motion with a finding of “fraud on the court” and “blatant extortion of the defendants.” We believe that the court’s findings in these cases has diminished the viability of the pending Nicaraguan cases generally. Further, we

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

believe that Mejia and Rivera have had an effect upon other cases involving exposure to foreign residents, most notably the several cases alleging injury to 668 residents of the Ivory Coast (banana and pineapple plantation workers) which were dismissed in 2009 by the Los Angeles Superior Court without prejudice, as plaintiffs’ counsel withdrew from the case and no one came forward to prosecute the action.

As described more fully below, of the cases that were still pending domestically in 2011, in Hawaii, Patrickson, et. al. v. Dole Food Co., et. al was dismissed and is on appeal, while Adams involves claims that pre-dated AMVAC’s sales into the relevant market; and the state cases in Louisiana continue to lie dormant. However, during 2011, following the dismissal of various cases in 2009, there was a resurgence of activity by plaintiffs in i) state court in California, where approximately 2,444 plaintiffs from the Philippines filed an action (Macasa); ii) in federal district court in Louisiana, where an action has been filed by the Hendler law firm on behalf of 259 workers from Ecuador, Panama and Costa Rica (Aguilar), and iii) in state court in Delaware, where an individual from Costa Rica has brought an action (Blanco). In all of the newly-filed matters, some or all of the plaintiffs face challenges from applicable statutes of limitations; many of them were parties to prior lawsuits.

California Matter

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and AMVAC. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the 1970’s. It has been reported that approximately three quarters of the claimants were members of a banana workers’ association that was a party to an action that had been brought in the Philippines in about 1998 and that other plaintiffs were members as of 2008. Defendants contend these plaintiffs’ claims are barred by the statute of limitations. AMVAC answered the complaint on October 3, 2011. On February 9, 2012, plaintiffs filed a first amended complaint increasing the number of claimants to 2,939 and stating, among other things, that plaintiffs had alleged identical claims against defendants in 1998. At this very early stage of the case, no discovery has taken place, it is unknown how many of the plaintiffs may have been exposed to AMVAC’s product, what injuries may have been sustained and whether any statutes of limitations may bar recovery. The initial case management conference with the court took place on February 1, 2012 and an early step in the case is to determine the statute of limitations issue. AMVAC intends to defend this matter vigorously. At this early stage of the case, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Delaware Matter

On or about July 21, 2011, an action encaptioned Blanco v. AMVAC Chemical Corporation et al was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same action in 1995. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. The motion to dismiss, which has been joined by all defendants, is presently scheduled for a hearing on March 9, 2012. AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

Hawaiian Matters

Patrickson, et. al. v. Dole Food Co., et. al

In October 1997, AMVAC was served with a Complaint(s) in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants include: Dole Food Co., Shell Oil Company, and Dow

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Chemical Company. The ten named plaintiffs are variously citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The plaintiffs were banana workers and allege that they were exposed to DBCP in applying the product in their native countries. The case was also filed as a class action on behalf of other workers so exposed in these four countries. The plaintiffs allege sterility and other injuries.

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal, which is presently pending. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiffs are barred from this action by the applicable statute of limitations. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency for this matter.

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Co. was dismissed on the basis of the exclusive remedy of worker’s compensation benefits as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole, which appeal is pending. A stay has been placed on discovery other than to obtain written records. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Louisiana Matters (Federal)

On June 1, 2011, seven separate actions were filed by the Hendler law firm in the United States District Court for the Eastern District of Louisiana on behalf of 259 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and AMVAC Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by the Hendler law firm, including, for example, the Mendez case that was dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011). It is unknown how many of the plaintiffs have been exposed to AMVAC’s product, what are the actual injuries if any and whether and what statutes of limitation may apply. AMVAC intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

Louisiana Matters (State)

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. AMVAC, et al. These matters allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursued only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

against defendants. No other discovery has been made; hence, it is unknown how many (if any) of the plaintiffs have been exposed to AMVAC’s product, what are the actual injuries if any and whether and what statutes of limitation may apply. AMVAC intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Nicaraguan Matters

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar, lawsuits filed on behalf of a total of 30 plaintiffs. On January 25, 2006, AMVAC was served with the Suazo and Castillo suits, and in March 2006, counsel in Nicaragua filed objections to jurisdiction over AMVAC in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007, by denying each objection to jurisdiction; this ruling has been appealed.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only two cases, Castillo and Suazo, have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

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

However, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. One such judgment (not including the Company) was entered in August 2005 for $97,000 for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802,000 against Dow Chemical Company, Shell Occidental, and Standard Fruit Company for some 1,200 plaintiffs. An enforcement action (entitled Osorio) against Dole and Dow for the $97,000 judgment was filed in the U.S. District Court in Miami, Florida. In this enforcement action, on October 20, 2009, the federal court issued a lengthy decision refusing to enforce the judgment on the grounds that Law 364 violated due process of law and that the Nicaraguan courts were not impartial tribunals. The plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeal on March 10, 2010. On March 25, 2011, the United States Court of Appeals for the 11th Circuit upheld the lower court’s decision to refuse to enforce the Nicaraguan judgment under the Florida Recognition Act, finding, among other things, the fact that judgment had been rendered under a system (in Nicaragua) that does not provide procedures compatible with the requirements of due process of law and was contrary to public policy. The 11th Circuit Court did not address whether the Nicaraguan courts “do not provide impartial tribunals” as the district court had found.

C. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC B with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response within six months. At this stage, the Company believes that a loss of between $150 and $200 is probable and has set up a loss contingency in the amount of $150.

Philip Adame v. State of California et al. On or about November 8, 2011, plaintiffs (approximately 130 residents living proximally to a 17 acre parcel in Santa Clara County, California, that had been operated by the University of California from 1921 to 2003 as a fungicide and herbicide testing facility known as the Bay Area Research Extension Center (“BAREC”)) designated AMVAC and 11 other companies as defendants in an Amendment to Second Amended Complaint (entitled Philip Adame v. State of California, Superior Court of California, County of Santa Clara, Case No. 1-08-CV-106710) in which plaintiffs allege property damage and physical injuries arising from the operation of BAREC. The Second Amended Complaint in this matter had been filed in October 2008 and had included defendants The Regents of the University of California and Velsicol Chemical Corporation, both of whom have since been dismissed from the action with prejudice following settlement with plaintiffs. At this stage, AMVAC has not been served with any pleadings. However, those defendants who have been served with the Second Amended Complaint have filed both a motion to quash and a motion to dismiss on the ground that plaintiffs failed to serve any of the newly named defendants with the pleading in which they were designated as defendants and, at any rate, failed to designate any of them as defendants within three years of the filing of the Complaint. AMVAC believes that the case has no merit and, if served, will defend the matter vigorously. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

ITEM 4	MINE SAFETY DISCLOSURE

Not Applicable

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

	High	Low
Calendar 2011
First Quarter	$9.66	$7.63
Second Quarter	14.25	8.31
Third Quarter	14.77	9.63
Fourth Quarter	14.36	10.70
Calendar 2010
First Quarter	$8.71	$6.28
Second Quarter	9.65	7.37
Third Quarter	9.60	5.93
Fourth Quarter	9.17	6.18

As of February 20, 2012, the number of stockholders of the Company’s Common Stock was approximately 3,650, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 6	SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
Net sales	$304,429	$226,859	$205,801	$236,465	$212,479

Gross profit	$123,068	$86,321	$56,898	$100,058	$91,547

Operating income (loss)	$39,226	$19,191	$(6,329)	$36,144	$36,013

Income (loss) before income tax (benefit) expense	$35,223	$16,174	$(9,538)	$32,173	$30,526

Net income (loss)	$22,068	$10,984	$(5,789)	$20,019	$18,728

Earnings (loss) per common share(1)	$0.80	$0.40	$(0.21)	$0.75	$0.71

Earnings (loss) per common share—assuming dilution(1)	$0.79	$0.40	$(0.21)	$0.73	$0.68

Total assets	$339,141	$280,179	$255,268	$286,937	$248,581

Working capital	$99,440	$69,046	$68,797	$96,357	$75,144

Long-term debt less current portion	$51,917	$53,710	$45,432	$75,748	$56,155

Stockholders’ equity	$187,072	$166,437	$153,087	$155,943	$139,739

Weighted average shares outstanding—basic(1)	27,559	27,385	27,120	26,638	26,307

Weighted average shares outstanding—assuming dilution(1)	27,875	27,652	27,120	27,469	27,436

Dividends per share of common stock(1)	$0.080	$0.030	$0.060	$0.080	$0.070

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2011, have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon, which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2011. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations

2011 Compared with 2010:

	2011	2010	Change
Net sales:
Insecticides	$137,460	$84,500	$52,960
Herbicides	90,782	86,780	4,002
Other	47,175	32,113	15,062

Total Crop	275,417	203,393	72,024
Non-Crop	29,012	23,466	5,546

	$304,429	$226,859	$77,570

Gross profit:
Crop	$110,348	$77,916	$32,432
Non-crop	12,720	8,405	4,315

	$123,068	$86,321	$36,747

Overall financial performance (including net sales and net income) for the year ended December 31, 2011 improved as compared to the same period in 2010. Our net sales for the period are up approximately 34% to $304,429, compared to $226,859 for the year ended December 31, 2010. Net sales of our crop business in 2011 were $275,417 which constitutes an increase of about 35% over the net sales of $203,393 in 2010. Net sales of non-crop products for the period were $29,012, which constitutes an increase of about 24% over the net sales of $23,466 in the same period last year. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop segments appears below.

2011 agricultural market conditions were generally better than those of 2010. Strong global demand for food, animal feed, natural fiber and bio-fuel feed stocks spurred higher than normal crop prices. In light of these market conditions, growers invested more heavily in yield enhancing inputs which fueled demand for many of the Company’s most important crop protection products. Rising crop commodity prices also led to an increase in acreage planted for many crops in the United States, particularly corn and cotton, which are important to our business. In 2011, a near record 92,000+ acres of corn were planted and cotton acreage expanded to 13,000 acres from 11,000 acres one year ago and just 9,000 acres two years ago.

In addition, the practice of planting corn on the same acres year-after-year (referred to as “corn-on-corn” as opposed to rotating crops) gave rise to greater primary & secondary insect pest pressure in the mid-west United States. Further, years of continuous application of glyphosate herbicides has led to resistant weeds & grasses and increased the need for complementary/auxiliary herbicide use. Also, the wide-spread use of genetically modified seeds/plants in U.S. corn during the last decade has engendered resistance among some soil insects that had been controlled by genetic plant defenses. The cumulative effect of all these factors led to increased demand for the type of crop protection products for corn that the Company supplies.

Further, the Company’s 2011 sales benefited from the acquisition of several new products acquired in the second half of 2010. The addition of the insecticides Aztec 2.1, Mocap and Nemacur accounted for approximately half of the Company’s $73,738 year-over-year gain in crop sales. We also benefitted from the withdrawal of a competitive insecticide product in the U.S. market, which yielded improved sales of our granular insecticide Thimet.

With respect to our crop segment, net sales of our insecticides in 2011 were up strongly by approximately 63% to $137,460 as compared to $84,500 for the comparable period in 2010. Within this segment, annual net sales of our granular soil insecticides were up approximately 125% over the same period, driven by a strong performance from our primary corn soil insecticides – Aztec, Smartchoice, Counter and Force. This product group also benefitted from the newly acquired Mocap and Nemacur granular insecticides/nematicides which were purchased in December 2010 – despite the fact that we experienced a shortfall in supply of Mocap during 2011 from our source. Annual net sales of Thimet grew by more than one half over the prior year due to increased peanut acres, increased use for nematode control in sugar cane and the above-mentioned substitution for a withdrawn competitive insecticide (aldicarb). Among our non-granular insecticide products, overall net sales declined by nearly 12%. Our foliar cotton insecticide Bidrin decreased compared to the prior year due to severe drought conditions in the Southern region. Further, sales of

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

bifenthrin, Permethrin and Orthene declined approximately 27% as we continued to de-emphasize the applications of these products that have become susceptible to low-priced generic competition; however, despite the drop in net sales, we experienced improved overall levels of gross profit from these three products. Offsetting these declines, sales of our Dibrom insecticide, which has historically been used primarily for mosquito control, continued to expand in crop/citrus applications.

Within the product group of herbicides/fungicides/fumigants, net sales in 2011 were up about 5% over the 2010 year ($90,782 v. $86,780). Within this group we had mixed results. Net sales of our herbicide products were up 13%, led by our post-emergent corn herbicide, Impact, which mid-west farmers use as a highly effective product to combat the increasing challenge of glyphosate tolerant weeds. Our fumigants sales were up modestly as our Vapam and K-Pam products continue to be U.S. market leaders in this product category. Net sales of our fungicides, however, were down during 2011 as compared to 2010; this was due to the fact that all domestic sales of PCNB were suspended following the issuance of a SSURO in August 2010, partially offset by the issuance of new labels in November 2011.

Within the segment of other products (which includes plant growth regulators, molluscicides and tolling activity), we experienced a nearly 47% increase in net sales during 2011 as compared to 2010 ($47,175 v. $32,113). This increase is primarily due to strong sales of Folex, a defoliant used in cotton harvest management; while certain cotton regions experienced severe drought conditions, in other areas, cooler than normal conditions caused the growers to use the product at higher use rates. Net sales of Folex were also positively impacted by our acquisition of the domestic Def (tribufos) product line in late July 2010. Partially offsetting Folex’s gains was a slight drop in net sales of NAA, a plant growth regulator primarily used in apples to stop apple drop, the return of bloom, and thinning blossom. Net sales of metaldehyde (a molluscicide) were approximately flat over the comparable 2010 period; and tolling revenues decreased by approximately $4,000 in 2011 as compared to 2010. Finally, it should be noted that, included in sales in 2010 was data compensation in the amount of $868. There was no similar revenue recorded in 2011.

Within our non-crop segment, net sales were up by about 24% ($29,012 v. $23,466) compared to 2010. On the positive side, Naled sales (our Dibrom brand mosquito adulticide) were up despite limited hurricane activity and persistent drought conditions in the Southwest, early season river flooding caused greater pest pressure and spraying activity. In the same segment, net sales of pest strips increased 17% over the prior year as professional pest control operators continue to recognize that our active ingredient, DDVP, is one of the most effective general pest control agents available today. Offsetting these gains was a decline in net sales of our PCNB fungicide for turf uses. As mentioned above, all domestic sales had been suspended through late November 2011, when USEPA issued new labels. Consequently, the Company missed most of the turf season. In addition, the Company has yet to re-enter the Canadian market following the expiration of its registration at the end of 2010.

Gross margin for the year ended December 31, 2011 was up to 40% from 38% for the comparable period. This improvement was in part due to the result of improved manufacturing activity; the efficiencies of manufacturing higher volumes of Thimet and Counter to meet demand and the commencement of manufacturing of Folex at our Axis facility. In addition, greater sales of higher margin products contributed to this improvement and, to a lesser extent, higher pricing of generic product lines.

Operating expenses in 2011 increased by $16,712 to $83,842 or 28% of sales as compared to $67,130 or 30% in 2010. The differences in operating expenses by department are as follows:

	2011	2010	Change
Selling	$23,318	$19,653	$3,665
General and administrative	21,429	17,881	3,548
Research, product development and regulatory	18,041	12,635	5,406
Freight, delivery and warehousing	21,054	16,961	4,093

	$83,842	$67,130	$16,712

•

Selling expenses increased by $3,665 to end at $23,318 for the year ended December 31, 2011, as compared to the same period of 2010. The main driver for increased overall cost was from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support our expanded business.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

•

General and administrative expenses increased by $3,548 to end at $21,429 for the year ended December 31, 2011 as compared to the same period of 2010. The four main drivers of this increase were an increase in amortization expense that resulted from the acquisitions made in December 2010, an increase in stock based compensation expense relating to grants issued in December 2010, and an increase in incentive compensation expense from the increase in overall financial performance. Offsetting these increases, the Company re-assessed the fair value of certain discounted deferred liabilities related to product line acquisition.

•

Research, product development costs and regulatory expenses increased by $5,406 to $18,041 for the year ended December 31, 2011, as compared to the same period of 2010. This is mainly due to increased studies on our new and existing products including spending related to the PCNB SSURO.

•	Freight, delivery and warehousing costs for the year ended December 31, 2011 were $21,054 or 7% of sales as compared to $16,961 or 7% of sales for the same period in 2010.

Interest expense including capitalized interest and interest income were $3,457 in 2011 compared to $3,017 in 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2011			2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$58,186	$1,970	3.4%	$44,000	$2,474	5.6%
Real estate	—	1	—	1,995	117	5.9%
Working capital revolver	1,990	79	4.0%	14,388	580	3.8%

Average	60,176	2,050	3.4%	60,383	3,171	5.2%

Notes payable on product acquisitions and asset purchases[1]	12,732	1,390	10.9%	1,767	—	—

Other adjustments (capitalized interest & interest income)	—	(112)	—	—	(154)	—
Amortization of Deferred Loan Fees	—	129	—	—	—	—

Adjusted average	$72,908	$3,457	4.7%	$62,150	$3,017	4.8%

[1]

The interest related to notes payable on product acquisitions and asset purchases is the amortization of the discounting on the deferred liabilities related to product acquisitions that occurred in December 2010.

The Company’s average overall debt for the year ended December 31, 2011 was $72,908 as compared to $62,150 for the comparable period of the previous year. During the year we paid down to zero the revolving line and did not draw further funds as a result of continued focus on inventory, receivables and program management. As can be seen from the table above, our effective interest rate was 4.7% for the twelve months ended December 31, 2011. This is effectively flat in comparison to the prior year. It should also be noted that the Company paid out substantially all its program liabilities for the Crop year ended September 30, 2011 during the final quarter of the year. In the prior year approximately 70% of program liabilities were paid in the three months ended December 31, 2010.

Income tax expense for 2011 amounted to $13,155 as compared to $5,190 for 2010. The 2011 effective tax rate is at 37.35%, as compared to an effective rate of 32.1% for 2010. The increase in effective tax rate is primarily due to lower tax benefits from federal and California R&D due to substantially higher pre-tax book income in 2011 as compared to 2010, lower than expected domestic production activities deduction claimed in the 2010 federal income tax return, and the benefit related to stock options in 2010.

Net income ended at $22,068 or $.79 per diluted share in 2011 as compared to $10,984 or $.40 per diluted share in 2010.

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

The following summarizes our contractual obligations at December 31, 2011, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$54,000	$8,000	$20,000	$26,000	$—
Note payable on product acquisitions and asset purchases (1)	12,377	6,460	5,917	—	—
Working capital revolver credit line	—	—	—	—	—

Sub-total long-term debt	66,377	14,460	25,917	26,000	—
Estimated interest liability(2)	4,877	1,700	2,448	729	—
Accrued royalty obligations	68	68	—	—	—
Deferred Earn outs on product acquisitions	5,299	1,014	2,737	1,548	—
Employment agreements	3,570	595	1,190	1,190	595
Operating leases	4,491	661	1,324	1,071	1,435

	$84,682	18,498	$33,616	$30,538	$2,030

(1)	Under the terms of the new credit facility, the deferred payments on product acquisitions made in December 2010 and payable in equal parts in January 2012 and January 2013, may be paid using delayed draw facility within the term debt

(2)	Estimated Interest Liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The working capital revolving line has been assumed to be constant throughout the remaining term. As noted above in this Report, all of our debt is linked to LIBOR rates.

There were no off-balance sheet arrangements as of December 31, 2011.

Under the terms of the new credit facility, all debt outstanding is due when the agreement expires on January 10, 2016.

In addition to the above contractual obligations, $227 of unrecognized tax liabilities have been recorded as liabilities as of December 31, 2011 and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $10 as of December 31, 2011.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations (in Thousands)

2010 Compared with 2009:

	2010	2009	Change
Net sales:
Insecticides	$84,500	$72,059	$12,441
Herbicides	86,780	79,826	6,954
Other	32,113	26,472	5,641

Total Crop	203,393	178,357	25,036
Non-Crop	23,466	27,444	(3,978)

	$226,859	$205,801	$21,058

Gross profit:
Crop	$77,916	$49,876	$28,040
Non-crop	8,405	7,022	1,383

	$86,321	$56,898	$29,423

Overall financial performance (including net sales and net income) for the year ended December 31, 2010 improved as compared to the same period in 2009. Our net sales for the period are up approximately 10% to $226,859, compared to $205,801 for the 2009 year. Net sales of our crop business in 2010 are $203,393 which constitutes an increase of about 14% over the net sales of $178,357 in 2009. Net sales of non-crop products for the period are $23,466, which constitutes a decrease of about 15% over the net sales of $27,444 in 2009. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop segments appear below.

With respect to our crop products, over the course of 2010, market conditions were, for the most part, better than those of 2009. We entered 2010 with fairly lean inventory levels in the distribution channels, due to the rigorous procurement practices of 2009. Further, over the first half of 2010, we were able to sell most of our seasonal products into the channel effectively, and favorable Midwest weather conditions enabled us to sell product into both first and second quarters of 2010. While third quarter sales of our corn-related products declined over historical levels (as customers deferred their procurement activity for 2011 to take place closer to the growing season), we did see a resurgence in fourth quarter sales of those products. Further, in light of increased acres for both cotton and peanut crops (year over year), we recorded strong sales of certain products for use with those crops over the course of the entire year. We experienced a drop in sales of our fungicide product line over 2010, due to the SSURO issued by USEPA with respect to our domestic pentachloronitrobenzene product line, which, as noted below, caused us to miss the domestic 2010 turf season entirely. A more detailed discussion of sales performance by our crop and non-crop segments, further broken down by product group and product line, follows.

With respect to our crop segment, net sales of our insecticides in 2010 were up strongly by approximately 17% to $84,500 as compared to $72,059 for the comparable period in 2009. Within this segment, net sales of our granular soil insecticides were up approximately 17%, largely due to increased net sales of Counter in the first half of the year and fourth quarter; Counter has experienced a resurgence in use on corn for nematode control and is proving to be efficacious for sugar beets where seed treatments are unable to control heavy pest pressure. In addition, Thimet sales increased year-over-year due to both increased peanut acres in the southeast and increased use for nematode control sugar cane. Net sales of our cotton insecticides increased by about 67% over the prior year; this trend has resulted from an increase in cotton acres planted coupled with strong cotton prices.

Within the product group of herbicides/fungicides/fumigants, net sales in 2010 were up approximately 9% over the 2009 year ($86,780 v. $79,826). Within this group, however, we had mixed results. Net sales of our herbicide products were up (by approximately 16%), led by our post-emergent corn herbicide, Impact; due to both favorable weather conditions and a well-executed plan of distribution, we saw strong sales in the first two quarters, then a lag in the third quarter (as customers deferred procurement until closer to planting time) and a resurgence in the fourth quarter, as growers anticipate the 2011 season. Our fumigants enjoyed mild gains in net sales year-over-year (up by about 5%); in fact, fourth quarter sales in 2009, on an historical basis, were comparatively low, as adverse weather cut short the application season for this “just-in-time” product. With better weather conditions, fumigant sales in 2010 have trended toward more historical norms. Net sales of our fungicides, however, were down sharply (approximately 46%) during 2010 as compared to 2009, due largely to PCNB on crop uses, which experienced a decrease in net sales in the first half of the year arising from formulation issues, and in the second half of the year from the SSURO issued by USEPA for domestic product.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Within the segment of other products (which includes plant growth regulators, molluscicides and tolling activity), we experienced a nearly 21% increase in net sales during 2010 as compared to 2009 ($32,113 v. $26,472). This increase is primarily due to strong sales of Folex, a compound used for cotton harvest management; not only did we benefit from increased cotton acres, but also from the fact that we completed the acquisition of the domestic Def (tribufos) product line in late July 2010. Partially offsetting Folex’s gains was a drop in net sales of NAA, a plant growth regulator used primarily for thinning apple blossoms; an early frost in late 2009 obviated the need for this product in 2010, as growers still had inventory from the prior year for use in the 2010 season. In addition, net sales of Dacthal were up slightly year-over-year; while we have benefited from the lessening of water restrictions in the western states, we have experienced curtailment of uses in Europe. Further, net sales of metaldehyde (a molluscicide) were up about 16% over the comparable period; this increase arose primarily from rainy conditions in the eastern and northern midwestern states and the attendant increase in slug and snail pressure. Tolling revenues decreased by approximately $2,000 in 2010 as compared to 2009, as a result of one order which occurred in 2009 and not in 2010. It should be noted that, included in sales were data compensation amounts of $868 in 2010 and $1,825 in 2009.

Within our non-crop segment, net sales were down by about 15% ($23,466 v. $27,444) compared to 2009. This decline was due mostly to lost sales of PCNB on turf uses; the SSURO was issued in August 2010, just before normal sales into that market. On the positive side, Naled sales (our mosquito adulticide) were up by about 13%; despite persistent dry conditions in the South West. Net sales of pest strips more than tripled over the prior year, in light of the market’s recognition that the active ingredient, DDVP, is one of the only compounds effective against bedbugs. These gains, however, were offset in part by reduced sales of Orthene, which due to heavy pricing pressure from generic competitors, continues to carry lower margins and less emphasis in our sales plans.

Our cost of sales for 2010 was $140,538 or 62% of net sales. This compared to $148,903 or 72% of net sales for 2009. The decline in cost of sales as a percentage of net sales in 2010 arose primarily from three factors, first, in the fourth quarter of 2009, the Company recorded a one-time non-cash charge in the amount of $13,509 relating to adjusting inventory values to net realizable value (impacting our crop segment cost of sales by $10,853 and our non-crop segment cost of sales by $2,656). There was no such charge in 2010. Second, plant capacity utilization improved in 2010 as compared to 2009; underutilization costs declined from approximately $9,439 in 2009 to $7,621 in 2010. Third, the mix of products sold in 2010 included a greater emphasis on higher-margin SKU’s, a reduction in sales of products that are subject to pricing pressure from generic competition (e.g., Orthene and bifenthrin), and a drop in tolling activity for third parties, which also carries lower margins.

Gross profit ended at 86,321 or 38% of net sales in 2010 as compared to $56,898 or 28% of net sales in 2009. This increase is due to the non-cash charge taken in the fourth quarter of 2009 and the other factors described in the immediately preceding paragraph.

Operating expenses in 2010 increased by $3,903 to $67,130 or 30% of sales as compared to $63,227 or 31% in 2009. The differences in operating expenses by department are as follows:

	2010	2009	Change
Selling	$19,653	$18,665	$988
General and administrative	17,881	17,998	(117)
Research, product development and regulatory	12,635	11,142	1,493
Freight, delivery and warehousing	16,961	15,422	1,539

	$67,130	$63,227	$3,903

•

Selling expenses in 2010 increased by $988 to end at $19,653 as compared to $18,665 for the same period of 2009. This increased cost included $500 associated with possible product issues related to sales of PCNB in Canada. In addition, we incurred expenses associated with international sales as we boosted regional product stewardship activities.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

•

General and administrative expenses decreased by $117 to end at $17,881 in 2010 compared to $17,998 in 2009. The decrease was primarily the result of expenses incurred in 2009 on a potential acquisition which the Company decided not to complete. These costs did not recur in 2010. Furthermore, legal expenses and bad debt expense decreased by $118 and $353 respectively. These reductions were offset by the increase in incentive compensation expense , resulting from the improved financial performance in 2010 and payroll expenses from additional headcount and a reinstatement of senior executives and board members voluntary compensation reductions that occurred in 2009.

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

The Company’s average overall indebtedness for 2010 dropped by $32,230 to end at $62,150 as compared to $94,380 for 2009. We reduced the revolver debt mainly as a result of continued focus on inventory control throughout the year. We have maintained a strong control on receivables and controlled our capital spending levels. We have paid out approximately 70% of our program liabilities in the final quarter of 2010. In 2009 these payments were predominantly deferred until the first quarter of 2010. In the final three weeks of the fiscal year we made substantial initial payments for product line acquisitions. As an offset, we implemented an early pay program with customers that generated approximately $20,000 in cash, albeit for the most part against product sales in the final quarter of the year. Overall interest expense was lower in 2010 than in 2009, as we continued to make scheduled payments on our term loans and maintained tight control of our revolver take up. As can be seen from the table above, our effective interest rate was 4.8% in 2010 as compared to 3.4% in 2009. This was mainly as a result of the increased interest rates we have paid during the year following negotiating an extension to our credit facility in March of 2010.

Income tax expense for 2010 amounted to $5,190 as compared to an income tax benefit of $3,749 for 2009. The 2010 effective tax rate is at 32.1%, as compared to an effective rate of 39% for 2009. The decrease in the effective income tax rate is primarily due to the Domestic Manufacturing Deduction (section 199), federal and California R&D credits, change in future effective state income tax rate, recognition of previously unrecognized tax benefits, and the benefit related to stock options.

Net income ended at $10,984 or $.40 per diluted share in 2010 as compared to a net loss of $5,789 or $.21 per share in 2009.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

The Company generated $39,266 of cash in operating activities during the twelve months ended December 31, 2011 as compared to $33,190 in the same period of the prior year. Net income of $22,068, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $16,900 ($14,381 in the prior year) plus stock based compensation of $1,994 provided a net cash inflow of $40,962 as compared to $26,487 for the same period of 2010.

As of December 31, 2011, our working capital has increased to $99,440 as compared to $69,046 as of December 31, 2010. This increase was mainly driven by the very strong final three months sales in the year which has increased receivables to end at $68,611 as compared to $33,833 at December 31, 2010.

Inventories ended the year at $71,068 down $2,986 as compared to the same period of the prior year. This is a reflection of the strong sales noted above and continued focus on managing our inventories. Our program accruals have ended higher than at the end of the prior year despite having paid out 100% of our crop liabilities that were due and payable in the last month of the year. This compares with paying out approximately 70% in the same period of the prior year. During the 2011 growing season we continued to expand the scope of our programs covering more product lines (including newly acquired lines) in order to maintain our competitive position relative to the market. As a result, accrued program costs are up $8,934 at December 31, 2011, as compared to December 31, 2010.

The Company used $6,577 in investing activities in the twelve months to December 31, 2011 as compared to $40,681 in the same period of 2010. This year we have spent $6,261 on fixed assets and $316 on intangible assets. The Company continues to focus on controlling capital spending and this year we have continued to invest in the infrastructure that supports the growth of sales. This includes equipping our Axis facility to manufacture some of the product lines we purchased in 2010.

Our financing activities provided net cash of $2,308 in 2011 as compared to $8,128 in 2010. At the start of the year we completed an amended and restated credit agreement with our lender group. As part of that agreement our term loan borrowing increased, providing $20,063 including the repayment in full of our real estate loan. Net borrowings under the Company’s working capital revolver decreased by $7,300 during the period, as compared to an increase of $4,700 in 2010. The Company made all scheduled payments on the its credit facility, other principal payments in long term debt and other long term liabilities in the amount of $8,830 as compared to $8,107 for the same period of the prior year. The Company received $580 from the exercise of stock options and the sales of common stock under its ESPP plan as compared to $768 for the same period of last year. Finally, the Company made dividend payments in the amount of $2,205 during the twelve months to December 31, 2011 as compared to $819 in 2010.

This strong cash performance has resulted in the Company being able to report a cash balance at December 31, 2011 of $35,085 as compared to $1,158 at December 31, 2010.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	At December 31, 2011			At December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$46,000	$8,000	$54,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working capital revolver	—	—	—	7,300	—	7,300
Notes Payable on product acquisitions and asset purchases	5,917	6,460	12,377	12,473	425	12,898

Total indebtedness	$51,917	$14,460	$66,377	$53,710	$8,429	$62,139

On January 10, 2011, AMVAC, one of our subsidiaries, as borrower, and affiliates (including registrant), as guarantors, entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and letter of credit issuer. The New Credit Agreement supersedes the First Amendment to Credit Agreement (“First Amendment”) dated as of March 5, 2010 and more fully described in the Company’s Form 8-K filed on March 8, 2010. The New Credit Agreement is a $137,000 senior secured lending facility consisting of a revolving

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

line of credit of $75,000 and term loan commitments of $62,000. Also included in the facility is an additional accordion feature for up to $50,000. In connection with retiring the entire outstanding balance of the term loans and revolving credit facility (plus accrued interest) of the First Amendment upon termination thereof, on January 10, 2011, AMVAC borrowed $62,000 under the New Credit Facility consisting of $62,000 in term loans. These loans bear interest at a variable rate of interest based on LIBOR and the Eurodollar Reserve of the Federal Reserve (“Eurodollar Rate Loan”), or, at AMVAC’s option, a variable rate of interest based upon the prime rate, the Federal Funds rate, and LIBOR (“Alternative Base Rate Loan”). The principal payments of the term loans are payable (a) in equal quarterly installments on or before the last business day of each March, June, September and December (i) through 2012 in the amount of $2,000, and (ii) thereafter through December 2015 in the amount of $2,500, and (b) the remainder, if any, not later than January 10, 2016. Interest accruing on the Eurodollar Rate Loans is payable on the last day of the interest period, which may be one, three or six months, as per borrower’s election. Interest accruing on the Alternate Base Rate Loans is payable monthly, in arrears, on the last day of the month and on the maturity date of any such loan in the amount of interest then accrued but unpaid. Both the senior secured revolving line of credit and the term loans mature on January 10, 2016.

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

At December 31, 2011 total indebtedness was $66,377 as compared to $62,139 at December 31, 2010. At December 31, 2011, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $75,000 under the new credit facility agreement.

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

Recently Issued Accounting Guidance

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In response to concerns raised by stakeholders that reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements, they asked the Board to defer the effective date. The other 2 items presented in FASB issued ASU NO. 2011-05 is still applicable pertaining to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements. The amendments made by ASU No. 2011-12 are effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. AVD will adopt this guidance when applicable.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. generally accepted accounting principles (U.S. GAAP) requirements versus International Financial Reporting Standards (“IFRS”) requirements, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update affect all entities that have financial instruments and derivative

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. AVD is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

In June 2011, FASB issued Accounting Standards Updates ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. AVD will adopt this guidance when applicable.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. AVD is currently evaluating the impact of adopting the new guidance, but currently believes there will be no significant impact on its consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. AVD will adopt this guidance when applicable.

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

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years. However, raw material prices have been increasing since late 4th Quarter 2010 and are expected to continue to increase during 2012 and beyond due to the growth in global economies, particularly in China and India. This growth will put further pressure on supply demands of raw materials and will cause continual inflationary pressures to throughout 2012 and 2013.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

The Company’s critical accounting policies and estimates include:

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

Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors or retailers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

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

Property, Plant and Equipment and Depreciation—Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s current weighted average effective interest rate. Expenditures for minor repairs and maintenance are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing the estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Derivative financial instruments and hedge activities— In accordance with FASB ASC 815, the Company recognizes all derivative instruments as either other assets or other liabilities at fair market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2011, the Company entered into two Euro exchange forward contract in the amounts of €4,500 each for Euro-denominated liabilities that are to be settled in January 2012 and January 2013. These transactions are accounted for in accordance with the ASC 815, as non-designated hedges. The fair value is being recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in earnings. The Company did enter into one foreign currency hedge during 2010 and was settled in 2010. At December 31, 2010, the Company had no hedges in place related to foreign currency exposure.

At December 31, 2011, the Company had in place one interest rate swap contract with a notional amount of $45,000 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(622). Amounts recorded in earnings for hedge ineffectiveness for the period ending December 2011 were immaterial. As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011.

The following tables illustrate the impact of derivatives on the Company’s income statement for the year ended December 31, 2011.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Period Ended December 31

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(2,005)	$(86)	Interest Expense	$(571)	$(1,180)	Interest Expense	$(1)	$—
Foreign Exchange contracts	—	(210)	Cost of Sales	—	(210)		—	—

Total	$(2,005)	$(296)		$(571)	$(1,390)		$(1)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
under ASC 815	Derivative	2011	2010
Foreign Exchange contracts	Other income/(expense)	$(399)	$—

Total		$(399)	$—

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 320. Under the provisions of FASB ASC 320, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2011 and there were no impairment losses recorded.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Fair Value of Financial Instruments— The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of December 31, 2011 and 2010 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

As of December 31, 2010:
Liability:
Interest rate derivative financial instruments (1)	$—	$20	$—

(1)	Includes accrued interest expense

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s new credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $62,000) at any given time.

The Company conducts business in various foreign currencies, primarily in Europe, Mexico, Central and South America. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows. As part of an on-going process of assessing business risk, management has identified risk factors which are disclosed in Item 1A. Risk Factors of this Report.

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

Disclosure Controls and Procedures

As of December 31, 2011, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 for AVD and its subsidiaries (“the Company”). The Company’s internal control system over financial reporting is designed to provide reasonable assurance to management and the Board of Directors as to the fair, reliable and timely preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America filed with the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the American Vanguard’s internal control over financial reporting as of December 31, 2011. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended and year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 9, 2012

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Registrant,” “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2012 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2011, is incorporated herein by reference.

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

We have discussed with BDO USA, LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by ASC 380 (Communications with Audit Committee). ASC 380 requires our independent auditors to provide us with additional information regarding the scope and results of their audit of the Company’s financial statements, including with respect to (i) their responsibility under generally accepted auditing standards, (ii) significant accounting policies, (iii) management judgments and estimates, (iv) any significant audit adjustments, (v) any disagreements with management, and (vi) any difficulties encountered in performing the audit.

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

AUDIT COMMITTEE

Irving J. Thau, Chair

Carl R. Soderlind

Lawrence S. Clark

Alfred Ingulli

March 9, 2012

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 101 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

	Balance at
Fiscal Year Ended	Beginning	Additions Charged to		Deductions	Balance at End of Period
	of Period	Costs and Expenses	Other
December 31, 2011	$447	—	$(107)	—	$340
December 31, 2010	$636	—	$(189)	—	$447
December 31, 2009	$472	$164	—	—	$636

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	Chief Executive Officer and Chairman of the Board		Chief Financial Officer and Principal Accounting Officer

	March 9, 2012		March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ DEBRA EDWARDS	By:	/s/ JOHN L. KILLMER
	Debra Edwards		John L. Killmer
	Director		Director

	March 9, 2012		March 9, 2012

By:	/s/ LAWRENCE S. CLARK	By:	/s/ CARL R. SODERLIND
	Lawrence S. Clark		Carl R. Soderlind
	Director		Director
	March 9, 2012		March 9, 2012

By:	/s/ IRVING J. THAU	By:	/s/ ALFRED INGULLI
	Irving J. Thau		Alfred Ingulli
	Director		Director
	March 9, 2012		March 9, 2012

By:	/s/ ESMAIL ZIRAKPARVAR
Esmail Zirakparvar
Director
March 9, 2012

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2011 and 2010, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 9, 2012

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands, except per share data)

	2011	2010
Assets
Current assets:
Cash	$35,085	$1,158
Receivables:
Trade, net of allowance for doubtful accounts of $340 and $447, respectively	68,611	33,833
Other	1,187	263

	69,798	34,096

Inventories	71,068	74,054
Prepaid expenses	2,311	2,591
Income taxes receivable	203	6,715

Total current assets	178,465	118,614
Property, plant and equipment, net	39,273	40,541
Intangible assets, net	116,189	115,249
Other assets	5,214	5,775

	$339,141	$280,179

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$14,460	$8,429
Current installments of other liabilities	1,038	—
Accounts payable	23,214	13,961
Deferred revenue	7,571	5,568
Accrued program costs	25,910	16,976
Accrued expenses and other payables	6,832	4,634

Total current liabilities	79,025	49,568
Long-term debt, excluding current installments	51,917	53,710
Other liabilities, excluding current installments	5,955	3
Deferred income taxes	15,172	10,461

Total liabilities	152,069	113,742

Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 29,845,047 shares in 2011 and 29,735,928 shares in 2010	2,985	2,974
Additional paid-in capital	45,966	43,403
Accumulated other comprehensive loss	(2,250)	(448)
Retained earnings	143,524	123,661

	190,225	169,590
Less treasury stock at cost, 2,260,996 shares in both 2011 and 2010	(3,153)	(3,153)

Total stockholders’ equity	187,072	166,437

	$339,141	$280,179

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Net sales	$304,429	$226,859	$205,801
Cost of sales	181,361	140,538	148,903

Gross profit	123,068	86,321	56,898
Operating expenses	83,842	67,130	63,227

Operating income (loss)	39,226	19,191	(6,329)
Interest expense	3,569	3,171	3,253
Interest income	(3)	—	—
Interest capitalized	(109)	(154)	(44)
Extinguishment of Debt	546	—	—

Income (loss) before provision for income taxes	35,223	16,174	(9,538)
Income taxes expense (benefit)	13,155	5,190	(3,749)

Net income (loss)	$22,068	$10,984	$(5,789)

Earnings (loss) per common share—basic	$0.80	$0.40	$(0.21)

Earnings (loss) per common share—assuming dilution	$0.79	$0.40	$(0.21)

Weighted average shares outstanding—basic	27,559	27,385	27,120

Weighted average shares outstanding—assuming dilution	27,875	27,652	27,120

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Comprehensive	Treasury Stock		Total

	Shares	Amount	Capital	Earnings	Income/(loss)	Income/(loss)	Shares	Amount
Balance, December 31, 2008	29,209,863	$2,920	$38,873	$120,896	$(3,593)	—	2,260,996	$(3,153)	$155,943
Stocks issued under ESPP	48,492	5	496	—	—	—	—	—	501
Cash dividends on common stock ($0.06 per share)	—	—	—	(1,611)	—	—	—	—	(1,611)
Foreign currency translation adjustment, net	—	—	—	—	441	441	—	—	441
Unrealized loss on currency forward cover contracts	—	—	—	—	539	539	—	—	539
Stock based compensation	—	—	1,223	—	—	—	—	—	1,223
Changes in fair value of interest swap	—	—	—	—	870	870	—	—	870
Stock options exercised and grants of restricted stock units	317,207	33	937	—	—	—	—	—	970
Net loss	—	—	—	(5,789)	—	(5,789)	—	—	(5,789)

Total comprehensive loss	—	—	—	—	—	$(3,939)	—	—	—

Balance, December 31, 2009	29,575,562	2,958	41,529	113,496	(1,743)	—	2,260,996	(3,153)	153,087
Stocks issued under ESPP	60,047	6	480	—	—	—	—	—	486
Cash dividends on common stock ($0.03 per share)	—	—	—	(819)	—	—	—	—	(819)
Foreign currency translation adjustment, net	—	—	—	—	201	201	—	—	201
Stock based compensation	—	—	1,122	—	—	—	—	—	1,122
Changes in fair value of interest swap	—	—	—	—	1,094	1,094	—	—	1,094
Stock options exercised and grants of restricted stock units	100,319	10	272	—	—	—	—	—	282
Net Income	—	—	—	10,984	—	10,984	—	—	10,984

Total comprehensive loss	—	—	—	—	—	$12,279	—	—	—

Balance, December 31, 2010	29,735,928	2,974	43,403	123,661	(448)	—	2,260,996	(3,153)	166,437
Stocks issued under ESPP	54,933	6	459	—	—	—	—	—	465
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,205)	—	—	—	—	(2,205)
Foreign currency translation adjustment, net	—	—	—	—	(933)	(933)	—	—	(933)
Stock based compensation	—	—	1,994	—	—	—	—	—	1,994
Changes in fair value of interest swap	—	—	—	—	(869)	(869)	—	—	(869)
Stock options exercised and grants of restricted stock units	54,186	5	110	—	—	—	—	—	115
Net Income	—	—	—	22,068	—	22,068	—	—	22,068

Total comprehensive income	—	—	—	—	—	$20,266	—	—	—

Balance, December 31, 2011	29,845,047	$2,985	$45,966	$143,524	$(2,250)	—	2,260,996	$(3,153)	$187,072

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Increase (decrease) in cash
Cash flows from operating activities:
Net income (loss)	$22,068	$10,984	$(5,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	13,546	11,123	10,804
Amortization of other long term assets	1,983	3,258	2,683
Amortization of discounted liabilities	1,371	—	—
Stock-based compensation	1,994	1,122	1,223
Increase(decrease) in deferred income taxes	4,711	5,342	(778)
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(35,021)	6,967	10,905
Decrease (increase) in inventories	2,986	(1,542)	18,114
Decrease (increase) in income tax receivable	6,512	(2,583)	(4,132)
(Increase) in prepaid expenses and other assets	(1,823)	(2,235)	(2,898)
Increase (decrease) in accounts payable	8,384	3,095	(2,828)
Increase in deferred revenue	2,003	5,568	—
Increase (decrease) in other payables and accrued expenses	10,552	(7,909)	4,647

Net cash provided by operating activities	39,266	33,190	31,951

Cash flows from investing activities:
Capital expenditures	(6,261)	(8,004)	(4,322)
Acquisitions of intangible assets	(316)	(32,677)	—

Net cash used in investing activities	(6,577)	(40,681)	(4,322)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	(7,300)	4,700	(21,900)
Payments on long-term debt	(8,429)	(8,107)	(4,106)
Payment on other long-term liabilities	(401)	—	—
Increase (decrease) in other notes payable	20,063	11,586	(2,438)
Proceeds from the issuance of common stock	580	768	1,470
Payment of cash dividends	(2,205)	(819)	(1,611)

Net cash provided (used in) by financing activities	2,308	8,128	(28,585)

Net increase (decrease) in cash	34,997	637	(956)
Effect of exchange rate changes on cash	(1,070)	138	110
Cash at beginning of year	1,158	383	1,229

Cash at end of year	$35,085	$1,158	$383

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,055	$3,661	$3,279

Income taxes	$6,359	$2,205	$3,361

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

During the first quarter of 2011, the Company recorded final purchase accounting entries related to the product line acquisitions completed in the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. There was no cash impact on this transaction during this period. During the last quarter of 2011, the Company completed the acquisition of product lines and recorded intangible assets in the amount of $316.

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

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

Description of Business, Basis of Consolidation and Significant Accounting Policies

The Company is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufactures and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of AVD and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2011	2010	2009
Net sales:
Insecticides	$137,460	$84,500	$72,059
Herbicides	90,782	86,780	79,826
Other	47,175	32,113	26,472

Total Crop	275,417	203,393	178,357
Non-Crop	29,012	23,466	27,444

	$304,429	$226,859	205,801

Gross profit:
Crop	$110,348	$77,916	$49,876
Non-crop	12,720	8,405	7,022

	$123,068	$86,321	$56,898

The Company’s subsidiary, GemChem, procures certain raw materials used in the Company’s manufacturing operations and is also a distributor of various pharmaceutical and nutritional supplement products.

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

Cost of Sales—In addition to normal centers (i.e., direct labor, raw materials) of cost of sales, the Company includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of sales.

Other Than Cost of Sales—Operating Expenses—Operating expenses include such cost centers as Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing.

	2011	2010	Change
Selling	$23,318	$19,653	$3,665
General and administrative	21,429	17,881	3,548
Research, product development and regulatory	18,041	12,635	5,406
Freight, delivery and warehousing	21,054	16,961	4,093

	$83,842	$67,130	$16,712

Freight, Delivery and Warehousing Expense—Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses. All amounts billed to a customer in a sales transaction related to freight, delivery and warehousing are recorded as a reduction in operating expenses. Freight, delivery and warehousing costs were $21,054 in 2011, $16,961 in 2010 and $15,422 in 2009.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of operations and were $2,095 in 2011, $2,530 in 2010 and $2,719 in 2009.

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

The components of inventories consist of the following:

	2011	2010
Finished products	$61,023	$67,316
Raw materials	10,045	6,738

	$71,068	$74,054

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

Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors or retailers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

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

Derivative financial instruments and hedge activities— In accordance with FASB ASC 815 Derivatives and Hedging, the Company recognizes all derivative instruments as either other assets or other liabilities at fair market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2011, the Company entered into two Euro exchange forward contract in the amounts of €4,500 each for Euro-denominated liabilities that are to be settled in January 2012 and January 2013. These transactions are accounted for in accordance with the ASC 815, as non-designated hedges. The fair value is being recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in earnings. The Company did enter into one foreign currency hedge during 2010 and was settled in 2010. At December 31, 2010, the Company had no hedges in place related to foreign currency exposure.

At December 31, 2011, the Company had in place one interest rate swap contract with a notional amount of $45,000 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(622). Amounts recorded in earnings for hedge ineffectiveness for the period ending December 2011 were immaterial. As of December 31, 2010, the Company had one perfectly effective interest rate swap contract outstanding that was settled in 2011.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350. Under the provisions of FASB ASC 350, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization, consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as; future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2011 and there were no impairment losses recorded.

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

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include the following:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data. These inputs include quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the assessment of fair value.

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

As of December 31, 2010:
Liability:
Interest rate derivative financial instruments (1)	$—	$20	$—

(1)	Includes accrued interest expense.

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

Per Share Information—FASB ASC 260, requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	2011	2010	2009
Numerator:
Net (loss) income	$22,068	$10,984	$(5,789)

Denominator:
Weighted average shares outstanding—basic	27,559	27,385	27,120
Assumed exercise of stock options—fully dilutive	316	267	—

	27,875	27,652	27,120

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

Stock-Based Compensation—The Company accounts for stock-based awards to employees and directors using FASB ASC 718. When applying the provisions of FASB ASC 718, the Company also applies the provisions of Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110.

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

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized is reduced for forfeitures as required by FASB ASC 718. Estimated forfeitures recognized in the Company’s Consolidated Statement of Operations reduced compensation expense at December 31, 2011 by $29. The Company estimates that 3.5 percent of all restricted stock grants that are currently vesting will be forfeited. The Company estimates that 2.0 percent of all stock option grants that are currently vesting will be forfeited.

As of December 31, 2011, the Company had approximately $1,837 of unamortized stock-based compensation expenses related to unvested options, which will be recognized over the weighted-average period of 2.0 years. As of December 31, 2011, the Company had approximately $204 of unamortized stock-based compensation expenses related to unvested restricted stock, which will be recognized over the weighted-average period of 1.8 years. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

	2011	2010
Risk free interest rate	2.26%	2.70%
Dividend yield	0.05%	0.30%
Volatility factor	55.31%	54.00%
Weighted average life (years)	6.0 years	6.7 years

The weighted average grant-date fair values of options granted during 2011 and 2010 were $6.62 and $3.78, respectively. There were no option shares granted during 2009.

The expected volatility and expected life assumptions are highly complex and use subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company estimates expected term using the “safe harbor” provisions of SAB 107 and SAB 110. The Company used historical volatility as a proxy for estimating expected volatility.

The Company values restricted stock grants using the Company’s traded stock price on the date of grant. The weighted average grant-date fair values of restricted stock grants during 2011, 2010, and 2009 were $12.30, $7.59, and $11.73, respectively.

Recently Issued Accounting Guidance

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In response to concerns raised by stakeholders that reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements, they asked the Board to defer the effective date. The other 2 items presented in FASB issued ASU NO. 2011-05 is still applicable pertaining to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements. The amendments made by ASU No. 2011-12 are effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. AVD will adopt this guidance when applicable.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. generally accepted accounting principles (U.S. GAAP) requirements versus International Financial Reporting Standards (“IFRS”) requirements, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. AVD is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

In June 2011, FASB issued Accounting Standards Updates ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. AVD will adopt this guidance when applicable.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. AVD is currently evaluating the impact of adopting the new guidance, but currently believes there will be no significant impact on its consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combination”. The objective of this update is to address the different interpretation of the pro forma disclosure requirements of revenue and earnings for a business combination. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. AVD will adopt this guidance when applicable.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consists of the following:

	2011	2010	Estimated useful lives
Land	$2,458	$2,458
Buildings and improvements	10,172	8,131	10 to 30 years
Machinery and equipment	83,158	77,140	3 to 15 years
Office furniture, fixtures and equipment	7,884	6,710	3 to 10 years
Automotive equipment	282	284	3 to 6 years
Construction in progress	2,504	5,474

	106,458	100,197
Less accumulated depreciation	(67,185)	(59,656)

	$39,273	$40,541

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Note payable, secured by certain real property, (interest 5.75% as of December 31, 2010)(a)	$—	$1,941
Term loan, secured by personal property, payable in quarterly principal installments of $2,000 plus interest (2.782% as of December 31, 2011) through December 31, 2012 and $2,500 plus interest thereafter through December 31, 2015 with remaining unpaid principal due January 10, 2016(a)	54,000	40,000
Notes payable on product acquisitions and asset purchases(b)	12,377	12,898
Revolving line of credit (interest rate of 5.75% at December 31, 2011)(a)	—	7,300

	66,377	62,139
Less current installments	14,460	8,429

	$51,917	$53,710

Approximate principal payments on long-term debt mature as follows:

2012	$14,460
2013	15,917
2014	10,000
2015	10,000
2016	16,000

$66,377

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(a)	On January 10, 2011, AMVAC, one of our subsidiaries, as borrower, and affiliates (including registrant), as guarantors, entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The New Credit Agreement supersedes the First Amendment to Credit Agreement (“First Amendment”) dated as of March 5, 2010 and more fully described in the Company’s Form 8-K filed on March 8, 2010. The New Credit Agreement is a $137,000 senior secured lending facility consisting of a revolving line of credit of $75,000 and term loan commitments of $62,000. Also included in the facility is an additional accordion feature for up to $50,000. In connection with retiring the entire outstanding balance of the term loans and revolving credit facility (plus accrued interest) of the First Amendment upon termination thereof, on January 10, 2011, AMVAC borrowed approximately $62,000 under the New Credit Facility consisting of approximately $62,000 in term loans. These loans bear interest at a variable rate of interest based on LIBOR and the Eurodollar Reserve of the Federal Reserve (“Eurodollar Rate Loan”), or, at Amvac’s option, a variable rate of interest based upon the prime rate, the Federal Funds rate, and LIBOR (“Alternative Base Rate Loan”). The principal payments of the term loans are payable (a) in equal quarterly installments on or before the last business day of each March, June, September and December (i) through 2012 in the amount of $2,000, and (ii) thereafter through December 2015 in the amount of $2,500, and (b) the remainder, if any, not later than January 10, 2016. Interest accruing on the Eurodollar Rate Loans is payable on the last day of the interest period, which may be one, three or six months, as per borrower’s election. Interest accruing on the Alternate Base Rate Loans is payable monthly, in arrears, on the last day of the month and on the maturity date of any such loan in the amount of interest then accrued but unpaid. Both the senior secured revolving line of credit and the term loans mature on January 10, 2016.

The note payable, secured by certain real property reported above, was consolidated with the term debt into one term loan as part of the new credit facility agreement. The remaining unpaid principal was paid in January 2011.

(b)	Notes payable on product acquisitions and asset purchases, with one remaining payment of $400 due in May of 2012; two equal payments of $6,011 due on January 1, 2012 and 2013; term payments on an asset purchase in the total amount of $51

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

At December 31, 2011 total indebtedness is $66,377 as compared to $62,139 at December 31, 2010. At December 31, 2011, based on its performance against the most restrictive covenants listed above, the Company has the capacity to increase its borrowings by up to $75,000 under the credit facility agreement.

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

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at December 31, 2011 and December 31, 2010. These are summarized in the following table:

Indebtedness	December 31, 2011			December 31, 2010
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$46,000	$8,000	$54,000	$32,000	$8,000	$40,000
Real estate	—	—	—	1,937	4	1,941
Working capital revolver	—	—	—	7,300	—	7,300
Notes payable on product acquisitions and asset purchases	5,917	6,460	12,377	12,473	425	12,898

Total indebtedness	$51,917	$14,460	$66,377	$53,710	$8,429	$62,139

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2011 and 2010 was $1,990 and $14,388. The weighted average interest rate on the revolving credit line during the years ended December 31, 2011 and 2010 was 4.0% and 3.8% respectively.

(3) Income Taxes

The components of income tax expense (benefit) are:

	2011	2010	2009
Current:
Federal	$6,070	$(615)	$(2,091)
State	1,275	61	(981)
Foreign	535	402	293
Deferred:
Federal	4,691	4,389	(72)
State	584	953	(898)

	$13,155	$5,190	$(3,749)

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35.0% to income before income tax expense as a result of the following:

	2011	2010	2009
Computed tax expense (benefit) at statutory federal rates	$12,328	$5,660	$(3,339)
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	1,374	742	(431)
Domestic production deduction	(826)	(345)	—
Income tax credits	(343)	(315)	(616)
Other expenses	622	(552)	637

	$13,155	$5,190	$(3,749)

The components of income (loss) before provision (benefit) for income taxes are as follows:

	2011	2010	2009
Domestic	$33,399	$14,811	$(10,841)
Foreign	1,824	1,363	1,303

	$35,223	$16,174	$(9,538)

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2011 and 2010 relate to the following:

	2011	2010
Current:
Inventories	$2,681	$2,395
State income taxes	34	(387)
Vacation pay accrual	289	253
Accrued bonuses	1,445	730
Bad Debt	78	79
Prepaid expenses	(1,432)	(1,179)
Other	1,578	900
Fair Value Adjustment	564	0

Net deferred tax asset	5,237	2,791

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(20,653)	(13,518)
NOL Carry Forward	244	266

Net deferred tax liability	(20,409)	(13,252)

Total net deferred tax liability	$(15,172)	$(10,461)

The following is a rollforward of the Company’s total gross unrecognized tax liabilities, not including interest and penalties, for the fiscal year ended December 31, 2011:

Gross Unrecognized Tax Liabilities
Balance at December 31, 2010	$124
Additions for tax positions related to the current year	65
Additions for tax positions related to the prior year	38

Balance at December 31, 2011	$227

The Company recognizes accrued interest and penalties related to contingent tax liabilities in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2011, the Company had approximately $10 in interest and penalties related to recognized tax benefits accrued.

It is expected the amount of unrecognized tax benefits will change within the next 12 months; however we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheet. These changes may be the result of settlement of ongoing audits. At this time, an estimate of the range of the reasonable possible outcomes cannot be made.

The Company believes it is more likely than not the deferred tax assets above will be realized in the normal course of business. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred United States income tax liability is not practical due to the complexities of a hypothetical calculation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company has state net operating loss carry forwards of approximately $4,069 which will begin expiring in 2032. The net operating loss carry forward is related to a state where the utilization of the net operating loss carryover is temporarily suspended under tax law.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2008 through 2010 tax years. State income tax returns are subject to examination for the 2007 through 2010 tax years.

The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2009. Federal tax adjustments are not estimatable at this time.

The Company’s research and development credit is currently under audit by the California Franchise Tax Board for the years ended December 31, 2004 through December 31, 2006. The case has been accepted into the settlement program by the Franchise Tax Board’s Settlement Bureau. Currently the Company believes that it has set up an adequate reserve on its claim for refund.

(4) Litigation and Environmental

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that are not listed on the CSF. The SSURO was issued by the agency without either i) a specific finding of risk, ii) providing the Company an opportunity to present a technical case regarding the basis for EPA’s SSURO, or iii) any forewarning that EPA planned to issue a SSURO. Despite its efforts, the Company was unable to obtain informal resolution of the matter with the agency and, in an effort to protect its business, filed an action against USEPA with the United States District Court for the District of Columbia in late August 2010 in which it sought emergency and permanent injunctive relief. Over the course of several months, the Company worked with USEPA’s technical team to address purported deficiencies in the CSF. Then, on August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). Following issuance of the registrations, the Company sold a limited amount of PCNB into the turf market at the tail end of the season. The Company remains in discussion with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of some existing stocks. Given USEPA’s issuance of the registrations, the Company cannot conclude that a loss is probable or reasonably estimable and has not set up a loss contingency.

On or about April 6, 2010, the Pest Management Regulatory Agency (“PMRA”) notified the Company of its intention to cancel the Canadian registration for PCNB in that country, citing as a reason the Company’s failure to provide certain manufacturing data to the agency in a timely fashion. The Company subsequently provided the agency with the required data, and PMRA extended its notice to permit continued registration through at least the end of the calendar year. Notwithstanding the Company’s objections, PMRA permitted certain registrations of PCNB to be cancelled as of December 31, 2010. The Company intends to seek a new registration for this product line in Canada; this process could take in excess of one year to complete. With respect to inventory in the Canadian channel, the Company will seek to have the goods returned and then to resell them. The value of these goods has been recorded at the appropriate net realizable value.

B. DBCP Cases

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

At present, there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Only two of the suits (Suazo and Castillo, indicated below) filed in Nicaragua have been served on

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

AMVAC. It should be noted that Nicaraguan plaintiffs had not been able to obtain domestic enforcement of decisions rendered by Nicaraguan courts. The Eleventh Circuit recently upheld a U.S. District Court’s refusal to enforce a $97,000 Nicaraguan judgment rendered against certain US-based DBCP defendants finding, among other things, lack of international due process.

Over the course of 2009, two actions that had been filed in the Los Angeles County Superior Court (named Mejia and Rivera) involving claims for personal injury to Nicaraguan banana plantation workers allegely arising from exposure to DBCP, were dismissed with prejudice by the court on its own motion with a finding of “fraud on the court” and “blatant extortion of the defendants.” We believe that the court’s findings in these cases has diminished the viability of the pending Nicaraguan cases generally. Further, we believe that Mejia and Rivera have had an effect upon other cases involving exposure to foreign residents, most notably the several cases alleging injury to 668 residents of the Ivory Coast (banana and pineapple plantation workers) which were dismissed in 2009 by the Los Angeles Superior Court without prejudice, as plaintiffs’ counsel withdrew from the case and no one came forward to prosecute the action.

As described more fully below, of the cases that are still pending domestically in 2011, in Hawaii, Patrickson, et. al. v. Dole Food Co., et. al was dismissed and is on appeal, while Adams involves claims that pre-dated AMVAC’s sales into the relevant market; and the state cases in Louisiana continue to lie dormant. However, during 2011, following the dismissal of various cases in 2009, there was a resurgence of activity by plaintiffs in i) state court in California, where approximately 2,444 plaintiffs from the Philippines filed an action (Macasa); ii) in federal district court in Louisiana, where an action has been filed by the Hendler law firm on behalf of 259 workers from Ecuador, Panama and Costa Rica (Aguilar), and iii) in state court in Delaware, where an individual from Costa Rica has brought an action (Blanco). In all of the newly-filed matters, some or all of the plaintiffs face challenges from applicable statutes of limitations; many of them were parties to prior lawsuits.

California Matter

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and AMVAC Chemical Corporation. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the 1970’s. It has been reported that approximately three quarters of the claimants were members of a banana workers’ association that was a party to an action that had been brought in the Philippines in about 1998 and that other plaintiffs were members as of 2008. Defendants contend these plaintiffs’ claims are barred by the statute of limitations. AMVAC answered the complaint on October 3, 2011. On February 9, 2012, plaintiffs filed a first amended complaint increasing the number of claimants to 2939 and stating, among other things, that plaintiffs had alleged identical claims against defendants in 1998. At this very early stage of the case, no discovery has taken place, it is unknown how many of the plaintiffs may have been exposed to AMVAC’s product, what injuries may have been sustained and whether any statutes of limitations may bar recovery. The initial case management conference with the court took place on February 1, 2012 and an early step in the case is to determine the statute of limitations issue. AMVAC intends to defend this matter vigorously. At this early stage of the case, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Delaware Matter

On or about July 21, 2011, an action encaptioned Blanco v. AMVAC Chemical Corporation et al was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same action in 1995. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

also contends that the plaintiff could not have been exposed to any AMVAC DBCP in Costa Rica. The motion to dismiss, which has been joined by all defendants, is presently scheduled for a hearing on March 9, 2012. AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

Hawaiian Matters

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

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal, which is presently pending. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiffs are barred from this action by the applicable statute of limitations. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency for this matter.

Adams v. Dole Food Co. et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging testicular cancer due to DBCP exposure: Adams v. Dole Food Co. et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Co,, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Co., Dow Chemical Co. and Occidental Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Co. was dismissed on the basis of the exclusive remedy of worker’s compensation benefits as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole, which appeal is pending. A stay has been placed on discovery other than to obtain written records. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Louisiana Matters (Federal)

On June 1, 2011, seven separate actions were filed by the Hendler law firm in the United States District Court for the Eastern District of Louisiana on behalf of 259 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and AMVAC Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by the Hendler law firm, including, for example, the Mendez case that was dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011) It is unknown how many

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

of the plaintiffs have been exposed to AMVAC’s product, what are the actual injuries if any and whether and what statutes of limitation may apply. AMVAC intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

Louisiana Matters (State)

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. AMVAC Chemical Corporation et al. These matters allege personal injuries to about 314 persons (167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by attorney Scott Hendler from the cases being pursued only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by Mr. Hendler were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new pleading. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. No other discovery has been made; hence, it is unknown how many (if any) of the plaintiffs have been exposed to AMVAC’s product, what are the actual injuries if any and whether and what statutes of limitation may apply. AMVAC intends to defend these matters vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Nicaraguan Matters

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Co., Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar lawsuits filed on behalf of a total of 30 plaintiffs. On January 25, 2006, AMVAC was served with the Suazo and Castillo suits, and in March 2006, counsel in Nicaragua filed objections to jurisdiction over AMVAC in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007 by denying each objection to jurisdiction; this ruling has been appealed.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only two cases, Castillo and Suazo, have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical and Dole Food Company, Inc.

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

However, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. One such judgment (not including the Company) was entered in August 2005 for $97,000 for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802,000 against Dow Chemical Company, Shell, Occidental, and Standard Fruit Company for some 1200 plaintiffs. An enforcement action (entitled

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Osorio) against Dole and Dow for the $97,000 judgment was filed in the U.S. District Court in Miami, Florida. In this enforcement action, on October 20, 2009, the federal court issued a lengthy decision refusing to enforce the judgment on the grounds that Law 364 violated due process of law and that the Nicaraguan courts were not impartial tribunals. The plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeal on March 10, 2010. On March 25, 2011, the United States Court of Appeals for the 11th Circuit upheld the lower court’s decision to refuse to enforce the Nicaraguan judgment under the Florida Recognition Act, finding, among other things, the fact that judgment had been rendered under a system (in Nicaragua) that does not provide procedures compatible with the requirements of due process of law and was contrary to public policy. The 11th Circuit Court did not address whether the Nicaraguan courts “do not provide impartial tribunals” as the district court had found.

C. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC B with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC Brasil’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response within six months. At this stage, the Company believes that a loss of between $150 and $200 is probable and has set up a loss contingency in the amount of $150.

Philip Adame v. State of California et al. On or about November 8, 2011, plaintiffs (approximately 130 residents living proximally to a 17 acre parcel in Santa Clara County, California, that had been operated by the University of California from 1921 to 2003 as a fungicide and herbicide testing facility known as the Bay Area Research Extension Center (“BAREC”)) designated AMVAC and 11 other companies as a defendants in an Amendment to Second Amended Complaint (entitled Philip Adame v. State of California, Superior Court of California, County of Santa Clara, Case No. 1-08-CV-106710) in which plaintiffs allege property damage and physical injuries arising from the operation of BAREC. The Second Amended Complaint in this matter had been filed in October 2008 and had included defendants The Regents of the University of California and Velsicol Chemical Corporation, both of whom have since been dismissed from the action with prejudice following settlement with plaintiffs. At this stage, AMVAC has not been served with any pleadings. However, those defendants who have been served with the Second Amended Complaint have filed both a motion to quash and a motion to dismiss on the ground that plaintiffs failed to serve any of the newly named defendants with the pleading in which they were designated as defendants and, at any rate, failed to designate any of them as defendants within three years of the filing of the Complaint. AMVAC believes that the case has no merit and, if served, will defend the matter vigorously. At this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $870, $792 and $690 in 2011, 2010 and 2009.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An aggregate of approximately 1,000,000 shares of the Company’s Common Stock, par value $.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) may be sold pursuant to the Plan which is intended to

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors in December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011 following shareholders’ ratification of the extended expiration date. Under the Plan as amended, as of June 30, 2011, 995,000 shares of the Company’s common stock were available for sale thereafter.

Shares of common stock purchased through the Plan for 2011, 2010 and 2009 were 54,933, 60,047 and 48,492, respectively.

(6) Major Customers and Export Sales

In 2011, there were three companies that accounted for 26%, 18%, and 11% of the Company’s consolidated sales. In 2010, there were three companies that accounted for 23%, 19% and 11% of the Company’s consolidated sales. In 2009, there were three companies that accounted for 21%, 20%, and 9% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 17%, 15% and 9% of the Company’s receivables as of December 31, 2011. The Company had three significant customers who each accounted for approximately 15%, 12% and 8% of the Company’s receivables as of December 31, 2010. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Mexico	$16,616	$13,887	$11,423
South & Central America	11,991	7,541	6,604
Asia	8,469	5,485	5,214
Africa	8,234	2,575	2,399
Europe	5,931	2,275	3,134
Canada	4,270	5,100	7,378
Middle East	3,876	1,051	840
Australia	3,395	1,135	865
Other	672	—	107

	$63,454	$39,049	$37,964

(7) Royalties

The Company had various royalty agreements in place extending through December 2011. These agreements relate to the acquisition of certain products as well as licensing arrangements. No agreement contains a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $39, $38 and $37, respectively, for 2011, 2010 and 2009.

(8) Product Acquisitions

All product acquisitions made after January 1, 2009 have been accounted pursuant to FASB ASC 805.

On October 7, 2011 – AMVAC completed the acquisition of the international rights to cotton defoliant product tribufos (sold under the trade name Def ®) from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

cotton defoliant product Folex®, which it has marketed since 2002. This acquisition also compliments the U.S. rights to Def that the Company purchased from BCS AG in July 2010 (see below). Both Folex and Def are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid.

On December 20, 2010—AMVAC completed the acquisition of a global product line relating to the active ingredient tebupirimfos from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademarks Aztec®, Azteca® and Capinda®. When combined in a mixture with another active ingredient Cyfluthrin, the resulting dual active ingredient product is a leading insecticide that is registered in the United States as Aztec and Mexico as Azteca, where it is used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

On December 7, 2010—AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, the Ultima® packaging system and the trademarks Mocap and Ultima. Mocap is a leading soil insecticide that is registered in 50 countries where it is used to combat nematode species in wide range of crops. On December 7, 2010—AMVAC completed the acquisition of a global (except for Europe and Argentina) insecticide product line relating to the active ingredient fenamiphos (sold under the trade name Nemacur®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories and the trademark Nemacur. Nemacur is a leading soil insecticide that is registered in 30 countries for use primarily as a nematicide with additional efficacy against above ground sucking insects.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following schedule represents intangible assets recognized in connection with product acquisitions (See description of Business, Basis of Consolidation and Significant Accounting Policies for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2008	$91,079
Acquisitions during fiscal 2009	—
Impact of movement in exchange rates and other adjustments	331
Amortization expense	(4,437)

Intangible assets at December 31, 2009	86,973
Acquisitions during fiscal 2010	32,677
Impact of movement in exchange rates and other adjustments	63
Amortization expense	(4,464)

Intangible assets at December 31, 2010	115,249
Acquisitions during fiscal 2011	316
Impact of movement in exchange rates	(161)
Other Adjustments related to deferred liabilities	6,802
Amortization expense	(6,017)

Intangible assets at December 31, 2011	$116,189

During 2011, the Company recorded final purchase accounting entries related to the product line acquisitions completed in the final quarter of 2010. As a result, the Company recorded $6,802 as additions to intangible assets and related liability. There was no cash impact on this transaction during this period. The Company made payments in the amount of $400 and $401 associated with product line acquisitions in 2008 and 2010 respectively.

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

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets. Product rights are amortized over their expected useful lives of 25 years. Customer lists are amortized over their expected useful lives of ten years and trademarks are amortized over their expected useful lives of 25 years.

	2011	2010
Gross carrying amount	$149,933	$142,976
Accumulated amortization	(33,744)	(27,727)

	$116,189	$115,249

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,
2011	$6,033
2012	6,033
2013	6,033
2014	6,033
2015	6,033
Thereafter	86,024

$116,189

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2008	$3,600
Additional obligations acquired	—
Payments on existing obligations	(2,400)

Obligations under acquisition agreements at December 31, 2009	1,200
Additional obligations acquired	32,608
Payments on existing obligations	(20,986)

Obligations under acquisition agreements at December 31, 2010	12,822
Additional obligations acquired	216
Addition of deferred liabilities	6,802
Adjustment to deferred liabilities	(2,857)
FX impact	101
Amortization of discounted liabilities	1,341
Payments on existing obligations	(801)

Obligations under acquisition agreements at December 31, 2011	$17,624

During 2011, the Company remeasured the fair value of the earnout liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $2,857. The fair value change had the effect of reducing cost of sales by $495 and operating expenses by $2,362.

As of December 31, 2011, $12,325 of obligations under product acquisitions are included in short term and long term debt and $5,299 in short term and long term other liabilities for a total of $17,624.

(9) Commitments

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with a twelve-month notice. The long-term ground lease at Marsing is for a period of 25 years (commencing in March 2008) with automatic twenty-five year extensions thereafter. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $550, $392 and $437. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2012	$661
2013	651
2014	673
2015	698
2016	373
Thereafter	1,435

$4,491

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(10) Research and Development

Research and development expenses which are included in operating expenses were $6,555, $5,876 and $4,876 for the years ended December 31, 2011, 2010 and 2009.

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

No options were granted in 2009. In 2010, the Company granted incentive stock options to purchase 729,000 shares in 2010 of common stock to employees. The options granted in 2010 vests annually over three years. All options granted are non-assignable and non-transferable. In 2011, the Company granted incentive stock options to purchase 20,000 shares of common stock to employees. The options granted in 2011 vests one third of the total option shares on each of the first, second, and third anniversaries of the date of grant. All options granted are non-assignable and non-transferable.

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2011.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2008	1,343,331	48,400	$7.22	$7.18

Options exercised, range from $3.52-$3.55	(198,000)	—	3.55
Options expired	—	(48,400)	(14.45)

Balance outstanding, December 31, 2009	1,145,331	—	$7.55	$7.52

Options granted ($7.50)	729,000	—	7.50
Options exercised ($3.94)	(72,000)	—	3.94
Options expired	(315,000)	—	(7.80)

Balance outstanding, December 31, 2010	1,487,331	—	$7.65	$7.77

Options granted, range from $11.32-$13.24	20,000	—	12.28
Options exercised, range from $8.10-$11.30	(48,000)	—	8.63
Options expired	(70,817)	—	12.38

Balance outstanding, December 31, 2011	1,388,514	—	$7.44	$7.26

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Information relating to stock options at December 31, 2011 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67	450,000	12	$3.67	450,000	$3.67
$7.50	706,000	107	$7.50	83,000	$7.50
$11.32-$14.99	232,514	19	$14.53	212,514	$14.75

	1,388,514		$7.44	745,514	$7.26

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2010 and 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2010:
Incentive Stock Option Plans:
Outstanding	1,487,331	$7.65	64	$2,966
Expected to Vest	1,454,376	$7.65	63	$2,931
Exercisable	756,072	$7.77	11	$2,208

As of December 31, 2011:
Incentive Stock Option Plans:
Outstanding	1,388,514	$7.44	62	$8,494
Expected to Vest	1,375,499	$7.44	61	$8,421
Exercisable	745,514	$7.26	22	$4,834

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $4, $260, and $895, respectively. Cash received from stock options exercised during 2011, 2010, and 2009 was $414, $284, and $702 respectively.

Stock Grants

During 2011, the Company issued a total of 35,640 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The values of the grants range from $11.26 to $12.89 per share based on the publicly traded share prices. The total value of $411 will be recognized over the related service periods. During 2011, 5,556 shares of common stock granted to employees were forfeited.

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

A status summary of nonvested shares as of and for the year ending December 31, 2011, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2011	202,096	$11.77
Granted	35,640	$11.52
Vested	(130,540)	$12.00
Forfeited	(5,556)	$11.97

Nonvested shares at December 31, 2011	101,640	$11.37

(12) Quarterly Data—Unaudited

Quarterly Data—2011	March 31	June 30	September 30	December 31
Net sales	$66,033	$80,062	$73,654	$84,680
Gross profit	26,910	31,681	30,565	33,912
Net income	5,012	6,007	4,618	6,431
Basic net income per share	.18	.22	.17	.23
Diluted net income per share	.18	.22	.16	.23

Quarterly Data—2010
Net sales	$45,379	$51,502	$67,565	$62,413
Gross profit	17,591	18,563	24,685	25,482
Net income	1,827	1,643	3,611	3,903
Basic net income per share	.07	.06	.13	.14
Diluted net income per share	.07	.06	.13	.14

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, which was filed on March 30, 2004 with the Securities Exchange Commission and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004, which was filed with the Securities Exchange Commission on February 23, 2005 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008, which was filed with the Securities Exchange Commission on May 12, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.3 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.4 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated January 15, 2008 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on March 17, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004, which was filed with the Securities Exchange Commission on May 10, 2005 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.12	American Vanguard Corporation Employee Stock Purchase Plan amended and restated as of June 30, 2011.

10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

10.14	Credit Agreement dated as of December 19, 2006 by and among AMVAC Chemical Corporation and certain affiliates and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 which was filed with the Securities Exchange Commission on March 14, 2007 and incorporated herein by reference).

10.15	First Amendment to Credit Agreement dated as of March 5, 2010 by and among AMVAC Chemical Corporation (and certain affiliates) and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on March 8, 2010 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from American Vanguard Corp’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Filed herewith.