Form 10-Q
period 2012-03-31
AMERICAN VANGUARD CORP
filed 2012-05-04
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Common Stock, $.10 Par Value—27,836,624 shares as of May 1, 2012.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2012	2011
Net sales	$87,255	$66,033
Cost of sales	49,877	39,123

Gross profit	37,378	26,910
Operating expenses	22,976	17,723

Operating income	14,402	9,187
Interest expense	735	806
Interest capitalized	(36)	(58)
Extinguishment of debt	—	546

Income before income tax	13,703	7,893
Income tax expense	4,969	2,881

Net income	8,734	5,012
Change in fair value of interest rate swaps	22	(246)
Foreign currency translation adjustment	542	237

Comprehensive income	$9,298	$5,003

Earnings per common share—basic	$.32	$.18

Earnings per common share—assuming dilution	$.31	$.18

Weighted average shares outstanding—basic	27,624	27,596

Weighted average shares outstanding—assuming dilution	28,299	27,851

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS (note 7)

	Mar. 31, 2012	Dec. 31, 2011
	(Unaudited)	(Note)
Current assets:
Cash	$14,732	$35,085
Receivables:
Trade, net of allowance for doubtful accounts of $397 and $340, respectively	98,625	68,611
Other	1,473	1,187

	100,098	69,798

Inventories	74,667	71,068
Prepaid expenses	3,399	2,311
Income taxes receivable	—	203

Total current assets	192,896	178,465
Property, plant and equipment, net	43,039	39,273
Intangible assets	114,703	116,189
Other assets	5,012	5,214

	$355,650	$339,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$14,896	$14,460
Current installments of other liabilities	1,134	1,038
Accounts payable	24,381	23,214
Deferred revenue	—	7,571
Accrued program costs	45,383	25,910
Accrued expenses and other payables	6,032	6,832
Income taxes payable	3,479	—

Total current liabilities	95,305	79,025
Long-term debt, excluding current installments	43,527	51,917
Other liabilities, excluding current installments	5,774	5,955
Deferred income taxes	15,172	15,172

Total liabilities	159,778	152,069

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,083,066 shares at March 31, 2012 and 29,845,047 shares at December 31, 2011	3,009	2,985
Additional paid-in capital	46,824	45,966
Accumulated other comprehensive loss	(1,686)	(2,250)
Retained earnings	150,878	143,524

	199,025	190,225
Less treasury stock, at cost, 2,260,996 shares at March 31, 2012 and at December 31, 2011	(3,153)	(3,153)

Total stockholders’ equity	195,872	187,072

	$355,650	$339,141

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2012

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 31, 2011	29,845,047	$2,985	$45,966	$143,524	$(2,250)	2,260,996	$(3,153)	$187,072
Stocks issued under ESPP	19,766	2	266	—	—	—	—	268
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,380)	—	—	—	(1,380)
Foreign currency translation adjustment, net	—	—	—	—	542	—	—	542
Stock based compensation	—	—	422	—	—	—	—	422
Change in fair value of interest rate swaps	—	—	—	—	22	—	—	22
Stock options exercised; grants & terminations of restricted stocks	218,253	22	127	—	—	—	—	149
Excess tax benefits from share based payment arrangements	—	—	43	—	—	—	—	43
Net income	—	—	—	8,734	—	—	—	8,734

Balance, March 31, 2012	30,083,066	$3,009	$46,824	$150,878	$(1,686)	2,260,996	$(3,153)	$195,872

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2012 and 2011

(Unaudited)

Increase (decrease) in cash	2012	2011
Cash flows from operating activities:
Net income	$8,734	$5,012
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	3,469	3,251
Amortization of other long term assets	682	1,253
Amortization of discounted liabilities	198	388
Stock-based compensation	422	523
Tax benefit from exercise of stock options	(43)	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(30,300)	(29,900)
Increase in inventories	(3,599)	(3,243)
Increase in prepaid expenses and other assets	(1,568)	(1,988)
Decrease in income tax receivable/payable, net	3,725	8,133
Increase in accounts payable	1,188	7,703
Decrease in deferred revenue	(7,571)	(5,533)
Increase in other liabilities	17,065	3,896

Net cash used in operating activities	(7,598)	(10,505)

Cash flows from investing activities:
Capital expenditures	(5,718)	(910)

Net cash used in investing activities	(5,718)	(910)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	—	(7,300)
Principal payments on long-term debt	(2,000)	(2,004)
Tax benefit from exercise of stock options	43	—
Borrowings on long-term debt	—	20,063
Decrease in other notes payable	(6,035)	—
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock option)	417	550

Net cash (used in) provided by financing activities	(7,575)	11,309

Net (decrease) in cash	(20,891)	(106)
Cash and cash equivalents at beginning of period	35,085	1,158
Effect of exchange rate changes on cash	538	222

Cash and cash equivalents as of March 31	$14,732	$1,274

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Property, plant and equipment at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
Land	$2,458	$2,458
Buildings and improvements	10,213	10,172
Machinery and equipment	84,012	83,158
Office furniture, fixtures and equipment	8,011	7,884
Automotive equipment	299	282
Construction in progress	7,183	2,504

	112,176	106,458
Less accumulated depreciation	(69,137)	(67,185)

	$43,039	$39,273

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished products	$65,082	$61,023
Raw materials	9,585	10,045

	$74,667	$71,068

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2012	2011
Net sales:
Insecticides	$55,834	$38,947
Herbicides	19,676	14,206
Other	4,379	4,417

	79,889	57,570
Non-crop	7,366	8,463

	$87,255	$66,033

	Three Months Ended March 31
	2012	2011
Net sales:
Domestic	$69,543	$57,934
Export	17,712	8,099

	$87,255	$66,033

5. On March 8, 2012, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 16, 2012 to stockholders of record at the close of business on April 2, 2012. Cash dividends paid April 16, 2012 totaled $1,380.

On March 10, 2011, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on April 15, 2011 to stockholders of record at the close of business on April 1, 2011. Cash dividends paid April 12, 2011 totaled $848

6. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$8,734	$5,012

Denominator:
Weighted averages shares outstanding	27,624	27,596
Assumed exercise of stock options	675	255

	28,299	27,851

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	March 31, 2012			December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$43,500	$8,500	$52,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchase	27	6,396	6,423	5,917	6,460	12,377

Total Indebtedness	$43,527	$14,896	$58,423	$51,917	$14,460	$66,377

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

At March 31. 2012, the Company had in place one interest rate swap contract with a notional amount of $45,000 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(688). Amounts recorded in earnings for hedge ineffectiveness for the period ending March 2012 were immaterial.

The following tables illustrate the impact of derivatives on the Company’s income statement for the quarter ended March 31, 2012.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended March 31

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(163)	$(263)	Interest Expense	$(185)	$(17)	Interest Expense	$(1)	$—
Foreign Exchange contracts	—	—	Cost of Sales	—	—		—	—

Total	$(163)	$(263)		$(185)	$(17)		$(1)	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange contracts	Other income/(expense)	$120	$—

Total		$120	$—

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of March 31, 2012 the Company met all covenants in that credit facility.

At March 31, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000 under the credit facility agreement.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2012 presentation.

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

Stock Options—During the three months ended March 31, 2012, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2011	1,388,514	$7.44	$7.26
Options granted	—	—
Options exercised, range from $7.50-$14.74	(35,340)	13.37
Options expired	—	—

Balance outstanding, March 31, 2012	1,353,174	$7.28	$6.95

Information relating to stock options at March 31, 2012 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67	450,000	9	$3.67	450,000	$3.67
$7.50	699,333	104	$7.50	76,333	$7.50
$11.32—$14.99	203,841	18	$14.50	183,941	$14.75

	1,353,174		$7.28	710,274	$6.95

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2012:
Incentive Stock Option Plans:
Outstanding	1,353,174	$7.28	60	$19,496
Expected to Vest	1,343,830	$7.28	59	$19,365
Exercisable	710,274	$6.95	19	$10,468

During the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $234 and $223, respectively.

As of March 31, 2012, the Company had approximately $1,605 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the three months ended March 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2011	101,640	$11.37
Granted	207,184	$20.45
Vested	(82,640)	$11.73
Forfeited	—	—

Nonvested shares at March 31, 2012	226,184	$19.55

Restricted stock grants — During the three months ended March 31, 2012, the Company granted a total of 207,184 of common stock. The shares will cliff vest after three years of service. The shares granted in 2012 were average fair valued at $20.45 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years. During the three months ended March 31, 2012, there were 82,640 restricted shares that vested, which had an average grant-date value of $11.73 per share and an average vest-date value of $17.58 per share.

During the three months ended March 31, 2011, no restricted shares were granted. There were 1,993 restricted shares of common stock that were forfeited during the three months ended March 31, 2011. These shares were not vested when terminated.

During the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense related to restricted shares of $188 and $192, respectively.

As of March 31, 2012, the Company had approximately $4,330 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 3.0 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2011.

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that were not listed on the CSF. Following the issuance of the SSURO, the Company brought an action against USEPA in the United States District Court for the District of Columbia seeking injunctive relief. On August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). Since that time, the Company has been negotiating with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of some existing stocks. As of March 31, 2012, the Company held PCNB inventories in the amount of $19,890 and associated intangible assets of $5,062 relating to this product line. At this point the Company cannot conclude that a loss relating to either intangible value or inventory is probable or reasonably estimable.

B. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder has been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

California Matter

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and AMVAC. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the 1970’s. AMVAC answered the complaint on October 3, 2011. On February 9, 2012, plaintiffs filed a first amended complaint increasing the number of claimants to 2,939 and stating, among other things, that plaintiffs had alleged identical claims against defendants in 1998. Defendants believe that all claims are barred by the applicable statutes of limitation. At this point, no discovery has taken place, and it is unknown how many of the plaintiffs may have been exposed to AMVAC’s product or what injuries may have been sustained. Defendants (including the company) intend to file demurrer on the ground that the claims are time-barred. On April 5, 2012, at a case management conference, the court set a briefing schedule for demurrers with a hearing date of July 31, 2012. At this early stage of the case, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Delaware Matter

On or about July 21, 2011, an action encaptioned Blanco v. AMVAC Chemical Corporation et al was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. The parties have completed briefing the motion to dismiss and are awaiting a hearing date from the court. AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

C. Other Matters

Philip Adame v. State of California et al. On or about November 8, 2011, plaintiffs (approximately 130 residents living proximally to a 17 acre parcel in Santa Clara County, California, that had been operated by the University of California from 1921 to 2003 as a fungicide and herbicide testing facility known as the Bay Area Research Extension Center (“BAREC”)) designated AMVAC and 11 other companies as defendants in an Amendment to Second Amended Complaint (entitled Philip Adame v. State of California, Superior Court of California, County of Santa Clara, Case No. 1-08-CV-106710) in which plaintiffs allege property damage and physical injuries arising from the operation of BAREC. The Second Amended Complaint in this matter had been filed in October 2008 and had included defendants The Regents of the University of California and Velsicol Chemical Corporation, both of whom have since been dismissed from the action with prejudice following settlement with plaintiffs. AMVAC was not served with any pleadings; however, those defendants who had been served with the Second Amended Complaint went on to file both a motion to quash and a motion to dismiss on the ground that plaintiffs failed to serve any of the newly named defendants with the pleading in which they were designated as defendants. In February 2012, plaintiffs entered into a settlement with the remaining named defendant and, in conjunction with that settlement, represented to the court that the matter in its entirety would be dismissed at or prior to a May 11, 2012 court hearing.

12. Recently Issued Accounting Guidance—In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In response to concerns raised by stakeholders that reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements, they asked the Board to defer the effective date. The other 2 items presented in FASB issued ASU NO. 2011-05 is still applicable pertaining to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements. The amendments made by ASU No. 2011-12 are effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. AVD adopted this guidance effective March 31, 2012 and has used a single continuous statement approach.

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

In June 2011, FASB issued Accounting Standards Updates ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. AVD adopted this guidance effective March 31, 2012 and has used a single continuous statement approach.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. AVD adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s consolidated financial statements.

13. Fair Value of Financial Instruments— The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of March 31, 2012 and December 31, 2011 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of March 31, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$91	$—

Interest rate derivative financial instruments (1)	$—	$1,431	$—

As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

(1)	Includes accrued interest expense

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2012	2011	Change
Net sales:
Insecticides	$55,834	$38,947	$16,887
Herbicides	19,676	14,206	5,470
Other	4,379	4,417	(38)

Total Crop	79,889	57,570	22,319
Non-crop	7,366	8,463	(1,097)

	$87,255	$66,033	$21,222

Gross profit:
Crop	$34,004	$23,121	$10,883
Non-crop	3,374	3,789	(415)

	$37,378	$26,910	$10,468

	2012	2011	Change
Net sales:
Domestic	$69,543	$57,934	$11,609
Export	17,712	8,099	9,613

	$87,255	$66,033	$21,222

Overall financial performance including net sales and net income for the quarter ended March 31, 2012 is improved as compared to the same period in 2011. Our net sales for the period are up approximately 32% to $87,255 compared to $66,033 for the first quarter of 2011. Net sales for our crop business are up by approximately 39%, while net sales for non-crop products are down 13%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

The first quarter of 2012 was marked by very favorable conditions in the Company’s markets, particularly in the crop sector. The continuing strong global demand for agricultural outputs has translated into relatively high crop commodity prices which encourages growers to confidently purchase the crop protection/yield-enhancing products that American Vanguard provides. In addition, relatively mild winter weather patterns across the continental United States have expanded the early season “window” for spring crop planting, particularly in the Midwestern states. Although this year’s reduced soil moisture content could ultimately impair maximum full season yields, these ideal planting conditions tend to encourage growers to maximize acreage and such favorable conditions particularly benefit the Company’s product offering of soil insecticides. Further, increased pest activity, particularly on corn, has led to an increased demand for conventional chemical solutions, including our granular soil insecticides.

Net sales of our insecticides as a group were up about 43% ($55,834 as compared to $38,947) during the first quarter of 2012. Within this segment, net sales of our granular soil insecticides (“GSIs”) as a group were up approximately 68% over that of the comparable 2011 quarter. Virtually all of our GSIs contributed to this increase, including our premier corn soil insecticide Aztec®, Counter® (which is often used as a treatment for nematodes in corn and other pests in sugar beets), SmartChoice® (a cost effective solution) and granular Force®. As indicated above, sales of GSIs were spurred, in part, by an increased demand for conventional solutions to soil-borne pests as growers began to embrace our yield enhancement solutions (“YES”) program, particularly in corn. The Company’s products serve as an important part of integrated pest management and enable a grower – even those using genetic seed – to enhance control of primary and secondary pests, and to improve yield. Domestic and international net sales of our Mocap® & Nemacur® insecticides were up over one-third as compared to the same period in 2011, as a result of improved supply. Net sales of our late-season foliar cotton insecticide Bidrin® did not occur during the quarter as compared to strong sales in the first quarter of 2011. This is driven by in channel inventories which were not fully consumed because of adverse weather conditions at the end of last season. Net sales of our product lines that face generic competition (acephate, bifenthrin and permethrin), were up similarly for the period, as the Company continued to focus its sales and distribution on customers who understand the Company’s value proposition.

Within the group of herbicides/fungicides/fumigants, net sales for the first quarter of 2012 increased by approximately 39% to $19,676 from $14,206 in the comparable period of 2011. Net sales of our herbicide products were up by about 30% quarter-over-quarter, due primarily to increased sales of our post-emergent corn herbicide, Impact® and our general purpose herbicide Dacthal®. Available stocks of Impact have been released for the 2012 season and we are working to facilitate greater supply availability later in 2012 for the 2013 use season. Net sales of our fungicide group increased as compared to first quarter of 2011, as the Company was again able to sell its PCNB product into the potato and cotton markets during the quarter, which marks the beginning of the use season for those crops. Net sales of soil fumigants rose by about 29% in the first quarter of 2012, when compared with the same period last year, as a result of enhanced marketing efforts, improved distribution logistics and greater market penetration in the Midwest.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), we recorded net sales approximately flat as compared to sales recorded in the first quarter of 2011. This included reduced sales of our molluscicides offset by higher tolling sales.

Our non-crop sales ended the first quarter of 2012 at $7,366 as compared to $8,463 for the same period of the prior year. Sales of our mosquito adulticide Dibrom®, were down 33%, due to the fact that inventory acquired for the 2011 season remains in the channel; drought conditions in the Southwest during 2011 reduced the need for typical use of the product.

Cost of sales for the quarter ended March 31, 2012, was $49,877 or about 57% of net sales compared to $39,123 or about 59% of net sales for the same period of 2011. Gross margins for the quarter were up to 43% of net sales from 41% of net sales for the comparable 2011 period. This improvement was in part the result of improved manufacturing activity and consequently better overhead recovery performance.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $5,253 to $22,976 for the three months ended March 31, 2012 as compared to the same period in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$5,714	$4,895	$819
General and administrative	6,052	5,952	100
Research, product development and regulatory	5,505	3,012	2,493
Freight, delivery and warehousing	5,705	3,864	1,841

	$22,976	$17,723	$5,253

•

Selling expenses increased by $819 to end at $5,714 for the three months ended March 31, 2012, as compared to the same period of 2011. The main drivers are increased advertising as we drive our brands at the start of the growing season and increased field sales expenses in response to customer demand.

•

General and administrative expenses increased by $100 to end at $6,052 for the three months ended March 31, 2012 as compared to the same period of 2011. This arises primarily from additional incentive compensation costs in response to the very strong first quarter performance offset by a favorable settlement related to a legal dispute.

•

Research, product development costs and regulatory expenses increased by $2,493 to $5,505 for the three months ended March 31, 2012, as compared to the same period of 2011. This is mainly due to requirements for additional studies on our new and existing products.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2012 were $5,705 or 6.5% of sales as compared to $3,864 or 5.9% of sales for the same period in 2011. This reflects both increased export sales and some changes in the specific mix of sales in the quarter as compared to the prior year. We continue to focus on managing logistics expenses throughout our supply chain.

Interest costs net of capitalized interest, were $699 in the first three months of 2012 as compared to $748 in the same period of 2011. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2012			Q1 2011
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$53,956	$504	3.7%	$58,867	$429	2.9%
Real Estate	—	—	—	216	1	—
Working Capital Revolver	—	—	—	462	10	8.7%

Average	53,956	504	3.7%	59,545	440	2.9%

Other notes payable	6,411	199	12.5%	12,902	335	10.4%
Interest Income	—	—	—	—	(1)	—
Capitalized Interest	—	(36)	—	—	(58)	—
Amortization of deferred loan fees	—	32	—	—	32	—

Adjusted Average indebtedness	$60,367	$699	4.6%	$72,447	$748	4.1%

The Company’s average overall debt for the three months ended March 31, 2012 was $60,367 as compared to $72,447 for the three months ended March 31, 2011. During the quarter we did not utilize revolver debt as a result of the strong cash performance in 2011, and continued control of key elements of working capital including inventory, receivables, payables and programs. Furthermore, we incurred $199 in non-cash costs related to amortization of discounting on deferred payments. As can be seen from the table above, our effective interest rate was 4.6% for the three months ended as compared to 4.1% in 2011.

Income tax expense increased by $2,088 to end at $4,969 for the three months ended March 31, 2012 as compared to $2,881 for the comparable period in 2011. The effective tax rate for the quarter was 36.3% as compared to 36.5% in the same period of the prior year.

Our overall net income for the first three months of 2012 was $8,734 or $0.31 per diluted share ($0.32 per share - basic) as compared to $5,012 or $0.18 per share (basic and diluted) in the same quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $7,598 of cash in operating activities during the three months ended March 31, 2011. This compared to utilizing $10,505 in the same period of last year. Net income of $8,734, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $4,349 and stock based compensation expense of $379 provided a net cash inflow $13,462 compared to $10,427 for the same period last year.

The main drivers for the improvement in cash generated from operating activities is associated with continued careful control of inventory levels. Inventories ended the quarter down $3,599 at $74,667 as compared to $77,297 for the same period of last year. As usual we have seen receivables rise during the first quarter of the year. This year, sales for the quarter are up $21,222 or 32% as compared to the same period of last year and receivables are up $30,300 as compared to $29,900 for the same period of 2011. The deferred revenues at December 31, 2011 were fully realized during the first quarter of 2012. The Company has improved its net income tax receivable/payable position by $3,725 as a result of the financial performance in the first three months of the financial year. Finally, as the Company was building momentum for the 2012 growing season, prepaid expenses and other assets increased by $1,568, accounts payable increased by $1,188, other current liabilities, primarily program accruals, and other long-term liabilities, increased by $17,065.

The Company used $5,718 in investing activities during the three months ended March 31, 2012. The business is spending primarily to expand manufacturing capacity in response to demand for certain core products including some additional manufacturing steps related to products acquired during the 2010 financial year. During the quarter ended March 31, 2011 we spent $910.

Financing activities used $7,575 during the three months ended March 31, 2012, compared to providing $11,309 in the same period of the prior year. This included normal amortization payments on our senior credit facility and deferred payments on notes related to product acquisition completed during the final three months of the 2010 financial year. Finally, the Company received $417 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan as compared to $550 for the same period of last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	March 31, 2012			December 31, 2011
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Term Loan	$43,500	$8,500	$52,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchase	27	6,396	6,423	5,917	6,460	12,377

Total Indebtedness	$43,527	$14,896	$58,423	$51,917	$14,460	$66,377

The Company has four key covenants under its senior credit facility (with which AMVAC is in compliance). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, (3) maintain a certain consolidated fixed charge coverage ratio, and (4) maintain a certain modified current ratio.

At March 31, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In response to concerns raised by stakeholders that reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements, they asked the Board to defer the effective date. The other 2 items presented in FASB issued ASU NO. 2011-05 is still applicable pertaining to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements. The amendments made by ASU No. 2011-12 are effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. AVD adopted this guidance effective March 31, 2012 and has used a single continuous statement approach.

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

In June 2011, FASB issued Accounting Standards Updates ASU No. 2011-05, Presentation of Comprehensive Income, to amend FASB Codification Topic 220, Comprehensive Income. The objective of this update is to (1) eliminate the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) require presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) require presentation of reclassification adjustments on the face of the statement. The amendments made by ASU No. 2011-05 should be applied retrospectively and become effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, with early adoption permitted. AVD adopted this guidance effective March 31, 2012 and has used a single continuous statement approach.

In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. and international standards. The guidance does not purport to change the scope of transactions in which fair value measurement is required to be applied. This update explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments set forth in FASB ASU No. 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011, for public companies. AVD adopted this guidance on January 1, 2012, and its adoption did not significantly impact the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2011, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2011 remain valid and is hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2011. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan.

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

As of March 31, 2012, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at March 31, 2012, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2011.

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that were not listed on the CSF. Following the issuance of the SSURO, the Company brought an action against USEPA in the United States District Court for the District of Columbia seeking injunctive relief. On August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). Since that time, the Company has been negotiating with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of some existing stocks. As of March 31, 2012, the Company held PCNB inventories in the amount of $19,890 and associated intangible assets of $5,062 relating to this product line. At this point, the Company cannot conclude that a loss relating to either intangible value or inventory is probable or reasonably estimable.

B. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male sterility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder has been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

California Matter

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and AMVAC. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the 1970’s. AMVAC answered the complaint on October 3, 2011. On February 9, 2012, plaintiffs filed a first amended complaint increasing the number of claimants to 2,939 and stating, among other things, that plaintiffs had alleged identical claims against defendants in 1998. Defendants believe that all claims are barred by the applicable statutes of limitation. At this point, no discovery has taken place, and it is unknown how many of the plaintiffs may have been exposed to AMVAC’s product or what injuries may have been sustained. Defendants (including the company) intend to file demurrer on the ground that the claims are time-barred. On April 5, 2012, at a case management conference, the court set a briefing schedule for demurrers with a hearing date of July 31, 2012. At this early stage of the case, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Delaware Matter

On or about July 21, 2011, an action encaptioned Blanco v. AMVAC Chemical Corporation et al was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. The parties have completed briefing the motion to dismiss and are awaiting a hearing date from the court. AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

C. Other Matters

Philip Adame v. State of California et al. On or about November 8, 2011, plaintiffs (approximately 130 residents living proximally to a 17 acre parcel in Santa Clara County, California, that had been operated by the University of California from 1921 to 2003 as a fungicide and herbicide testing facility known as the Bay Area Research Extension Center (“BAREC”)) designated AMVAC and 11 other companies as defendants in an Amendment to Second Amended Complaint (entitled Philip Adame v. State of California, Superior Court of California, County of Santa Clara, Case No. 1-08-CV-106710) in which plaintiffs allege property damage and physical injuries arising from the operation of BAREC. The Second Amended Complaint in this matter had been filed in October 2008 and had included defendants The Regents of the University of California and Velsicol Chemical Corporation, both of whom have since been dismissed from the action with prejudice following settlement with plaintiffs. AMVAC was not served with any pleadings; however, those defendants who had been served with the Second Amended Complaint went on to file both a motion to quash and a motion to dismiss on the ground that plaintiffs failed to serve any of the newly named defendants with the pleading in which they were designated as defendants. In February 2012, plaintiffs entered into a settlement with the remaining named defendant and, in conjunction with that settlement, represented to the court that the matter in its entirety would be dismissed at or prior to a May 11, 2012 court hearing.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 9, 2012. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 4, 2012	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 4, 2012	BY:	/s/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer