Form 10-Q
period 2012-06-30
AMERICAN VANGUARD CORP
filed 2012-08-03
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Common Stock, $.10 Par Value—27,922,786 shares as of July 27, 2012.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Net sales	$84,837	$80,062	$172,092	$146,095
Cost of sales	46,491	48,381	96,368	87,503

Gross profit	38,346	31,681	75,724	58,592
Operating expenses	24,104	20,998	47,080	38,722

Operating income	14,242	10,683	28,644	19,870
Interest expense	721	978	1,456	1,785
Interest capitalized	(112)	(16)	(148)	(74)
Extinguishment of debt	—	—	—	546

Income before income tax	13,633	9,721	27,336	17,613
Income tax expense	4,889	3,714	9,858	6,594

Net income	8,744	6,007	17,478	11,019
Change in fair value of interest rate swaps	24	(700)	46	(946)
Foreign currency translation adjustment	(420)	197	122	434

Comprehensive income	$8,348	$5,504	$17,646	$10,507

Earnings per common share—basic	$.31	$.22	$.63	$.40

Earnings per common share—assuming dilution	$.30	$.22	$.61	$.40

Weighted average shares outstanding—basic	27,858	27,548	27,740	27,538

Weighted average shares outstanding—assuming dilution	28,737	27,838	28,544	27,813

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS (note 7)

	June, 2012	Dec. 31, 2011
	(Unaudited)	(Note)
Current assets:
Cash	$48,048	$35,085
Receivables:
Trade, net of allowance for doubtful accounts of $561 and $340, respectively	72,774	68,611
Other	886	1,187

	73,660	69,798

Inventories	79,922	71,068
Prepaid expenses	4,429	2,311
Income taxes receivable	—	203

Total current assets	206,059	178,465
Property, plant and equipment, net	48,449	39,273
Intangible assets	113,059	116,189
Other assets	4,077	5,214

	$371,644	$339,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,051	$14,460
Current installments of other liabilities	1,072	1,038
Accounts payable	23,837	23,214
Deferred revenue	201	7,571
Accrued program costs	57,734	25,910
Accrued expenses and other payables	6,143	6,832
Income taxes payable	30	—

Total current liabilities	104,068	79,025
Long-term debt, excluding current installments	41,027	51,917
Other liabilities, excluding current installments	5,563	5,955
Deferred income taxes	15,172	15,172

Total liabilities	165,830	152,069

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,158,615 shares at June 30, 2012 and 29,845,047 shares at December 31, 2011	3,016	2,985
Additional paid-in capital	48,411	45,966
Accumulated other comprehensive loss	(2,082)	(2,250)
Retained earnings	159,622	143,524

	208,967	190,225
Less treasury stock, at cost, 2,260,996 shares at June 30, 2012 and at December 31, 2011	(3,153)	(3,153)

Total stockholders’ equity	205,814	187,072

	$371,644	$339,141

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2012 and June 30, 2012

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Total
	Shares	Amount			Income (Loss)	Shares	Amount
Balance, December 31, 2011	29,845,047	$2,985	$45,966	$143,524	$(2,250)	2,260,996	$(3,153)	$187,072
Stocks issued under ESPP	19,766	2	266	—	—	—	—	268
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,380)	—	—	—	(1,380)
Foreign currency translation adjustment, net	—	—	—	—	542	—	—	542
Stock based compensation	—	—	422	—	—	—	—	422
Change in fair value of interest rate swaps	—	—	—	—	22	—	—	22
Stock options exercised and termination of restricted stock units	218,253	22	127	—	—	—	—	149
Excess tax benefits from share based payment arrangements	—	—	43	—	—	—	—	43
Net income	—	—	—	8,734	—	—	—	8,734

Balance, March 31, 2012	30,083,066	$3,009	$46,824	$150,878	$(1,686)	2,260,996	$(3,153)	$195,872

Foreign currency translation adjustment, net	—	—	—	—	(420)	—	—	(420)
Stock based compensation	—	—	609	—	—	—	—	609
Change in fair value of interest rate swaps	—	—	—	—	24	—	—	24
Stock options exercised and termination of restricted stock units	75,549	7	861	—	—	—	—	868
Excess tax benefits from share based payment arrangements	—	—	117	—	—	—	—	117
Net income	—	—	—	8,744	—	—	—	8,744

Balance, June 30, 2012	30,158,615	$3,016	$48,411	$159,622	$(2,082)	2,260,996	$(3,153)	$205,814

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2012 and 2011

(Unaudited)

Increase (decrease) in cash	2012	2011
Cash flows from operating activities:
Net income	$17,478	$11,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	7,046	6,733
Amortization of other long term assets	1,574	1,934
Amortization of discounted liabilities	396	988
Stock-based compensation	1,031	1,031
Tax benefit from exercise of stock options	(160)	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(3,862)	(41,019)
Increase in inventories	(8,854)	(6,566)
Increase in prepaid expenses and other assets	(2,555)	(1,791)
Decrease in income tax receivable/payable, net	393	8,133
Increase in accounts payable	668	9,089
Decrease in deferred revenue	(7,370)	(5,474)
Increase in other liabilities	30,883	18,220

Net cash provided by operating activities	36,668	2,297

Cash flows from investing activities:
Capital expenditures	(13,061)	(2,322)

Net cash used in investing activities	(13,061)	(2,322)

Cash flows from financing activities:
Net repayments borrowings under line of credit agreement	—	(7,300)
Principal payments on long-term debt	(4,000)	(4,004)
Tax benefit from exercise of stock options	160	—
Borrowings on long-term debt	—	20,063
Decrease in other notes payable	(6,827)	—
Payment of cash dividends	(1,380)	(826)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock option)	1,285	550

Net cash (used in) provided by financing activities	(10,762)	8,483

Net increase in cash	12,845	8,458
Cash and cash equivalents at beginning of year	35,085	1,158
Effect of exchange rate changes on cash	118	342

Cash and cash equivalents as of June 30	$48,048	$9,958

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Property, plant and equipment at June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
Land	$2,458	$2,458
Buildings and improvements	10,265	10,172
Machinery and equipment	84,219	83,158
Office furniture, fixtures and equipment	8,132	7,884
Automotive equipment	311	282
Construction in progress	14,134	2,504

	119,519	106,458
Less accumulated depreciation	(71,070)	(67,185)

	$48,449	$39,273

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished products	$70,092	$61,023
Raw materials	9,830	10,045

	$79,922	$71,068

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales:
Insecticides	$45,432	$34,362	$101,266	$73,309
Herbicides	13,656	19,263	33,332	33,545
Other	16,204	19,627	20,583	23,968

	75,292	73,252	155,181	130,822
Non-crop	9,545	6,810	16,911	15,273

	$84,837	$80,062	$172,092	$146,095

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net Sales:
Domestic	$65,792	$63,899	$135,335	$121,832
Export	19,045	16,163	36,757	24,263

	$84,837	$80,062	$172,092	$146,095

5. On March 8, 2012, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 16, 2012 to stockholders of record at the close of business on April 1, 2012. Cash dividends paid in April 16, 2012 amounted to $1,380.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Numerator:
Net income	$8,744	$6,007	$17,478	$11,019

Denominator:
Weighted averages shares outstanding	27,858	27,548	27,740	27,538
Assumed exercise of stock options	879	290	804	275

	28,737	27,838	28,544	27,813

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	June 30, 2012			December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$41,000	$9,000	$50,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchase	27	6,051	6,078	5,917	6,460	12,377

Total indebtedness	$41,027	$15,051	$56,078	$51,917	$14,460	$66,377

On January 10, 2011, the Company entered into a new $137,000 senior secured credit facility with a syndicate of banks led by Bank of the West. The facility consists of a revolving commitment of $75,000, and an initial term commitment of $62,000. Both the revolving line of credit and the term loan mature on January 10, 2016. The facility replaces the Company’s previous $135,000 facility, which the Company has retired through borrowing from the new facility. As part of concluding this new credit agreement, the real estate loan was repaid in full. Finally, in January 2011, the Company took a one-time non-cash charge in the amount of $546 related to extinguishment of the term loan.

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap with an amortizing notional covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualifies as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.

At June 30, 2012, the Company had in place one interest rate swap contract with a notional amount of $42,375 or 84.75% of the outstanding term debt, that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(671). Amounts recorded in earnings for hedge ineffectiveness for the period ending June 2012 were immaterial.

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

The following tables illustrate the impact of derivatives on the Company’s income statement for the three months and six months ended June 30, 2012.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended June 30

For the three months ended June 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(159)	$(891)	Interest Expense	$(183)	$(190)	Interest Expense	$—	$—
Foreign Exchange contracts	—	—	Cost of Sales	—	—		—	—

Total	$(159)	$(891)		$(183)	$(190)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange contracts	Other income/(expense)	$(337)	$—

Total		$(337)	$—

For the six months ended June 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(322)	$(1,154)	Interest Expense	$(368)	$(207)	Interest Expense	$(1)	$—
Foreign Exchange contracts	—	—	Cost of Sales	—	—		—	—

Total	$(322)	$(1,154)		$(368)	$(207)		$(1)	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange contracts	Other income/(expense)	$(192)	$—

Total		$(192)	$—

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of June 30, 2012 the Company met all covenants in that credit facility.

At June 30, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $75,000 under the credit facility agreement.

On July 3, 2012, the Company entered into Amendment No. 1 to its senior credit facility agreement, which provides the Company permission to make investments in foreign subsidiaries in an aggregate amount not to exceed $2,000.

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

Stock Options—During the six months ended June 30, 2012, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2011	1,388,514	$7.44	$7.26
Options granted	—	—
Options exercised, range from $7.50-$14.74	(35,340)	13.37
Options expired or forfeited	—	—

Balance outstanding, March 31, 2012	1,353,174	$7.28	$6.95
Options granted	—	—
Options exercised, range from $7.50-$14.74	(64,712)	13.77
Options expired or forfeited	(14,000)	7.50

Balance outstanding, June 30, 2012	1,274,462	$6.94	$6.27

Information relating to stock options at June 30, 2012 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67	450,000	6	$3.67	450,000	$3.67
$7.50	678,666	101	$7.50	69,667	$7.50
$11.32—$14.99	145,796	20	$14.41	129,129	$14.75

	1,274,462		$6.94	648,796	$6.27

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2012:
Incentive Stock Option Plans:
Outstanding	1,274,462	$6.94	58	$25,044
Expected to Vest	1,263,083	$6.93	58	$24,829
Exercisable	648,796	$6.27	17	$13,183

During the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $432 and $438, respectively.

As of June 30, 2012, the Company had approximately $1,346 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the six months ended June 30, 2012 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2011	101,640	$11.37
Granted	207,184	$20.45
Vested	(82,640)	$11.73
Forfeited	—	—

Nonvested shares at March 31, 2012	226,184	$19.55
Granted	—	—
Vested	—	—
Forfeited	(1,367)	$20.47

Nonvested shares at June 30, 2012	224,817	$19.55

Restricted stock grants—During the six months ended June 30, 2012, the Company granted a total of 207,184 of common stock. The shares will cliff vest after three years of service. The shares granted in 2012 were average fair valued at $20.45 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years. During the six months ended June 30, 2012, there were 82,640 restricted shares that vested, which had an average grant-date value of $11.73 per share and an average vest-date value of $17.58 per share. During the six months ended June 30, 2012, there were 1,367 restricted shares that were forfeited, which had an average grant date value of $20.47 per share.

During the six months ended June 30, 2011, no restricted shares were granted. There were 3,886 restricted shares of common stock that were forfeited during the six months ended June 30, 2011. These shares were not vested when terminated.

During the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense related to restricted shares of $599 and $626, respectively.

As of June 30, 2012, the Company had approximately $3,937 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.7 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended June 30, 2012.

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that were not listed on the CSF. Following the issuance of the SSURO, the Company brought an action against USEPA in the United States District Court for the District of Columbia seeking injunctive relief. On August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). Since that time, the Company has been negotiating with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of some existing stocks. As of June 30, 2012, the Company held PCNB inventories in the amount of $20,036 and associated intangible assets of $4,943. At this point the Company cannot conclude that a loss relating to either inventory or intangible value is probable or reasonably estimable.

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

California Matter

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and AMVAC. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the 1970’s. AMVAC answered the complaint on October 3, 2011. On February 9, 2012, plaintiffs filed a first amended complaint increasing the number of claimants to 2,939 and stating, among other things, that plaintiffs had alleged identical claims against defendants in 1998. Defendants believe that all claims are barred by the applicable statutes of limitation. Following the filing of a demurrer by defendants in the action and in light of the fact that, among other things, Amvac had not been served with a complaint until more than two years after the expiration of applicable statutes of limitation, on June 22, 2012, plaintiff dismissed Amvac from the action with prejudice.

Delaware Matters

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. On May 31, 2012, the court informed defendants of its intention to deny the motion to dismiss based upon applicable statutes of limitation. Accordingly, AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the Blanco court determined to deny defendants’ motion to dismiss), the Hendler law firm, which represents plaintiffs in seven related matters currently pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD< DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Amvac received these complaints by mail on or about July 21, 2012. Six of the eight Handler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole has brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involve identical claims and claimants as those appearing in the Hendler – Louisian cases, (where a motion for summary judgment is currently pending seeking dismissal based upon the applicable statutes of limitation), that plaintiffs’ counsel has informed the Louisiana court that it was filing the actions in Delaware in case it obtained an unfavorable ruling in Louisiana, and that this is a clear case of forum shopping. The Company has joined in Dole’s motion to dismiss and, with respect to the subject matters, at this stage of the proceedings does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitation may apply, and whether claimants used any of defendants’ products. Amvac intends to defend these matters vigorously No discovery has commenced in any of these matters, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency for these two matters.

12. Recently Issued Accounting Guidance—In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. generally accepted accounting principles (U.S. GAAP) requirements versus International Financial Reporting Standards (“IFRS”) requirements, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. AVD is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

13. Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of June 30, 2012 and December 31, 2011 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of June 30, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$429	$—

Interest rate derivative financial instruments (1)	$—	$1,407	$—

As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

(1)	Includes accrued interest expense

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

14. Subsequent Event – On July 6, 2012, the Company filed Form 8-K, announcing the formation of AMVAC Netherlands BV, a Netherlands-based entity that will serve as the principal operating unit in that region and will be tasked with responsibility for managing sales, marketing, finance, regulatory and supply chain matters relating to the Company’s ex-US sales. In addition, the Company has formed AMVAC CV, a Netherlands-based entity which will serve in large part as a holding company for AMVAC Netherlands BV. Also filed in Form 8-K, the Company announced that it had hired Ad de Jong to serve as Managing Director of AMVAC Netherlands BV.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2012

	2012	2011	Change
Net sales:
Insecticides	$45,432	$34,362	$11,070
Herbicides	13,656	19,263	(5,607)
Other	16,204	19,627	(3,423)

Total Crop	75,292	73,252	2,040
Non-crop	9,545	6,810	2,735

	$84,837	$80,062	$4,775

Gross profit:
Crop	$33,562	$29,075	$4,487
Non-crop	4,784	2,606	2,178

	$38,346	$31,681	$6,665

Overall financial performance including net sales and net income for the quarter ended June 30, 2012 showed improvement as compared to the same period in 2011. Our net sales for the period were up approximately 6% to $84,837 compared to $80,062 for the second quarter of 2011. Further, net income was up approximately 46% to $8,744 as compared to $6,007 for the same period in 2011. Net sales for our crop business were up by approximately 3%, while net sales for non-crop products were up by about 40% for the comparable period. A more detailed discussion of general market conditions and sales performance by category of products appears below.

While overall financial performance for the second quarter was improved, particularly with respect to net income, sales performance by category of product was mixed. Demand for insecticides continued to be strong, due in part to increased peanut acres, healthy demand in sugar cane, and replenishment of channel inventory within the cotton sector ahead of the main usage season. While areas of the Midwest and Southwest experienced persistent drought conditions, demand for many of our pre-plant products were relatively unaffected. Further, a renewed interest in following a program of integrated pest management and, in particular, our yield enhancement solutions (“YES”) program, increased demand for conventional chemical solutions, such as our granular soil insecticides, despite challenging weather conditions.

Net sales of our insecticides as a group were up about 32% ($45,432 as compared to $34,362) during the second quarter of 2012. Within this segment, net sales of our granular soil insecticides (“GSIs”) as a group were up approximately 14% over that of the comparable quarter in 2011, led by Thimet (which benefited from increased peanut acres as well as continued strong demand in sugar cane), Nemacur (which continues to penetrate international markets) and Aztec (for which a greater supply of goods were available during this period). Net sales of Counter (for which we experienced earlier-than-usual demand in 2012) and Mocap (which was in short supply), dropped below that of the comparable quarter in 2011 and offset the increases within this category of products. Our non-GSI insecticides experienced very strong growth during the second quarter (about 80%) led by our cotton product Bidrin (which drew support from our retail customers wanting to replenish their stocks ahead of the main usage season).

Within the group of herbicides/fungicides/fumigants, net sales for the second quarter of 2012 dropped by approximately 29% to $13,656 from $19,263 in the comparable period of 2011. Net sales of our herbicide products were down by about half quarter-over-quarter, due primarily to the fact that we had largely sold out of our inventory of our post-emergent corn herbicide, Impact, in the prior two quarters. Partially offsetting this drop, we experienced an increase in net sales of about 39% for our general purpose herbicide Dacthal®, due to low channel inventories driving customers to re-stock in preparation for the later summer/early fall market and an increase of about 12% in net sales of our soil fumigants during the period.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales dropped by about 17% as compared to those in the second quarter of 2011. This decrease was due largely to a decline in sales of our cotton harvest aid, Folex, for which our supply was limited during the period; the company is close to completing construction of a standalone production unit for this compound, which will enable us to address customer demand in the second half of the year.

Our non-crop sales ended the second quarter of 2012 at $9,545 as compared to $6,810 for the same period of the prior year. This increase was due largely to sales of our mosquito adulticide Dibrom®, which rose in light of wet conditions in both the Mid-Atlantic and Southeast regions.

Cost of sales for the quarter ended June 30, 2012, was $46,491 or about 55% of net sales compared to $48,381 or about 60% of net sales for the same period of 2011. Consequently, gross margins for the quarter were up to 45% of net sales from 40% of net sales for the comparable 2011 period. This improvement was partly due to increased prices of our insecticide product lines in the face of heavy demand for our higher margin products.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $3,106 to $24,104 for the three months ended June 30, 2012 as compared to the same period in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$6,401	$6,271	$130
General and administrative	7,776	6,094	1,682
Research, product development and regulatory	4,967	4,628	339
Freight, delivery and warehousing	4,960	4,005	955

	$24,104	$20,998	$3,106

•	Selling expenses increased by approximately 2% over the comparable quarter. The main driver for increased overall expenses was field stewardship activities.

•

General and administrative expenses increased by about 28% quarter over quarter, the main drivers for the increase are primarily related to increased incentive compensation as a result of significantly stronger financial performance and additional legal costs relating to prosecution of data compensation matters.

•

Research, product development costs and regulatory expenses increased by about 7% over the comparable three month period, this was mainly due to increased labor costs related to studies on our new and existing products that are offset by slightly lower external regulatory costs.

•

Freight, delivery and warehousing costs increased by about 24%, this change is driven primarily by volume overall and by export sales which were up 18% as compared to the same quarter prior year. We continue to focus on managing logistics expenses throughout our supply chain. As a percentage of sales, freight ended at 5.8% of sales for the three months ended June 30, 2012 as compare to 5.0% for the same period of the prior year.

Interest costs net of capitalized interest, were $609 in the three months to June 30, 2012 as compared to $962 in the same period of 2011. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2012			Q2 2011
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$51,956	$477	3.7%	$59,978	$526	3.5%
Working capital revolver	—	—	—	7,313	81	4.3%

Average	51,956	477	3.7%	67,291	607	3.6%

Other notes payable	6,223	54	12.8%	12,970	108	3.6%
Interest income	—	—	—	—	(2)	—
Capitalized interest	—	(112)	—	—	(16)	—
Amortization of deferred loan fees	—	32	—	—	32	—
Amortization of other deferred liabilities	—	143	—	—	227	—
Other interest expense	—	15	—	—	6	—

Adjusted average indebtedness	$58,179	$609	4.2%	$80,261	$962	4.8%

The Company’s average overall debt for the three months ended June 30, 2012 was $58,179 as compared to $80,261 for the three months ended June 30, 2011. During the quarter we continued to operate without utilizing the revolving line of credit, as a result of our continued strong focus on working capital. Furthermore, during the three months to June 30, 2012, we incurred non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $132 as compared to $353 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.7% for the period to June 30, 2012 as compared to 3.6% for the same period of the prior year. Our overall effective interest rate was 4.2% for the three months ended June 30, 2012 as compared to 4.8% at June 30, 2011.

Income tax expense has increased by $1,175 to end at $4,889 for the three months ended June 30, 2012 as compared to $3,714 for the comparable period in 2011. The effective tax rate for the quarter was 35.86% as compared to 38.21% in the same period of the prior year. The reduction in the rate is primarily driven by the US domestic production and higher foreign income.

Our overall net income for the three months ended June 30, 2012 was $8,744 or $0.30 per share (diluted) as compared to $6,007 or $0.22 per share (basic and diluted) in the same quarter of 2011.

Six Months Ended June 30

	2012	2011	Change
Net sales:
Insecticides	$101,266	$73,309	$27,957
Herbicides	33,332	33,545	(213)
Other	20,583	23,968	(3,385)

Total Crop	155,181	130,822	24,359
Non-crop	16,911	15,273	1,638

	$172,092	$146,095	$25,997

Gross profit:
Crop	$67,565	$52,197	$15,368
Non-crop	8,159	6,395	1,764

	$75,724	$58,592	$17,132

Overall financial performance including net sales and net income for the six month period ended June 30, 2012 showed considerable improvement as compared to the same period in 2011. Net sales for the period were up approximately 18% to $172,092 compared to $146,095 for the first half of 2011. Further, net income was up approximately 59% to $17,478 as compared to $11,019 for the same period in 2011. Net sales for our crop business were up by approximately 19%, while net sales for non-crop products were up by about 11% for the comparable period. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first half of 2012, the Company experienced very favorable conditions in many of its markets, particularly in the crop sector. Mild winter conditions across the continental United States expanded the growing season and permitted growers to prepare and plant their crops early. In many crops, especially corn, growers had experienced strong market conditions in 2011 and were financially prepared to invest in their 2012 crops. Consequently, the Company saw early demand for many of its crop-related products, including granular insecticides and herbicides. Toward the second half of the period, weather conditions deteriorated in certain growing regions of the Midwest and Southeast in the form of a persistent drought. However, these conditions did not affect the pre-plant products sold by the Company. Further, growers have continued to embrace the importance of conventional chemistry solutions for yield enhancement and in integrated pest management.

Net sales of our insecticides as a group were up about 38% ($101,266 as compared to $73,309) during the first half of 2012. Within this segment, net sales of our granular soil insecticides (“GSIs”) as a group were up approximately 43% over that of the comparable period in 2011. Most of our GSI brands contributed to this increase, including our premier corn soil insecticide Aztec (with net sales double that of the prior period), Counter (which continues to gain acceptance for use in nematode control in corn and for sugar beets), Thimet (which benefited from increased peanut acres as well as continued strong demand in sugar cane), SmartChoice (which offers growers an excellent value proposition) and Force 3G (which experienced a jump in net sales as more supply was available). Net sales of our non-GSI insecticides experienced healthy growth during the first half of 2012, (about 19% over the comparable period) led by our cotton foliar insecticide Bidrin (which drew support from our retail customers wanting to replenish their stocks ahead of season.)

Within the group of herbicides/fungicides/fumigants, net sales for the second quarter of 2012 were essentially flat compared to the first half of 2011. Net sales of our herbicide products were down by about 25% during this period primarily because we had largely sold out of our inventory of our post-emergent corn herbicide, Impact, in response to early demand starting in the fourth quarter of 2011 and were without further supply in the second quarter. Partially offsetting this drop, we experienced an increase in net sales of about 39% for our general purpose herbicide Dacthal® as retailers refilled the channel inventory. In addition, we experienced solid demand and firmer pricing for our soil fumigants for the first half of the 2012 year, recording and increase in net sales of approximately 25% as compared to the prior period.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales dropped by about 14% as compared to those in the first half of 2011. This decrease was due largely to an approximately 39% decline in sales of our cotton harvest aid, Folex, for which our supply was limited during the period; the company is close to completing construction of a standalone production unit for this compound, which will enable us to address customer demand in the second half of the year.

Our non-crop sales for the first half of 2012 were $16,911 as compared to $15,273 for the same period of the prior year; this represents an increase of about 11%. Sales of our mosquito adulticide Dibrom®, were up, due in part to storm conditions in both the Mid-Atlantic and Southeast regions.

Cost of sales for the six month period ended June 30, 2012, was $96,368 or about 56% of net sales compared to $87,503 or about 60% of net sales for the same period of 2011. Accordingly, gross margins for the quarter were up to 44% of net sales from 40% of net sales for the comparable period in 2011 period. This improvement was due, for the most part, to price increases in our insecticide product lines in the face of heavy demand at the start of planting season and specific mix of sales including many of the company’s strongest brands.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $8,358 to $47,080 for the six months ended June 30, 2012 as compared to the same period in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$12,115	$11,167	$948
General and administrative	13,828	12,046	1,782
Research, product development and regulatory	10,472	7,640	2,832
Freight, delivery and warehousing	10,665	7,869	2,796

	$47,080	$38,722	$8,358

•

Selling expenses for the period increased by about 8% over the comparable period, the change arose primarily from increased advertising as we drive our brands at the start of the growing season and increased field sales stewardship expenses in response to customer demand.

•

General and administrative expenses increased by about 15% over the same period of 2011. The main drivers for the increased costs were related to increased incentive compensation as a result of better financial performance and increase in legal fees relating to the prosecution of data compensation matters offset by a settlement related to a legal dispute in the first quarter of the year.

•	Research, product development costs and regulatory expenses increased by about 37% when compared to the same period of 2011. This is mainly due to increased studies on our new and existing products.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2012 were $10,665 or 6.2% of sales as compared to $7,869 or 5.3% of sales for the same period in 2011. This reflects sales which were up 18% including an increase in export sales that were up 51% as compared to the same period of the prior year. We continue to focus on managing logistics expenses throughout our supply chain.

Interest costs net of capitalized interest, were $1,308 in the six months of 2012 as compared to $1,711 in the same period of 2011. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$52,956	$973	3.7%	$59,757	$955	3.2%
Real estate	—	—	—	108	1	—
Working capital revolver	—	—	—	3,907	76	3.8%

Average	52,956	973	3.7%	63,772	1,032	3.2%

Other notes payable	6,453	110	3.4%	13,070	213	3.5%
Interest income	—	—	—	—	(3)	—
Capitalized interest	—	(148)	—	—	(58)	—
Amortization of deferred loan fees	—	64	—	—	64	—
Amortization of other deferred liabilities	—	284	—	—	448	—
Other interest expense	—	25	—	—	15	—

Adjusted average indebtedness	$59,409	$1,308	4.4%	$76,842	$1,711	4.5%

The Company’s average overall debt for the six months ended June 30, 2012 was $59,409 as compared to $76,842 for the same period of 2011. During the period we continued to operate without accessing the working capital revolving credit line. The Company now achieved twelve months without revolving debt. This is driven by continued focus on key working capital elements including receivables, inventory, programs, and payables. Furthermore, during the six months to June 30, 2012, we incurred non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $335 as compared to $679 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.7% for the period to June 30, 2012 as compared to 3.2% for the same period of the prior year. This increase reflects the impact of putting in place the swap derivative, required as part of the credit facility agreement. This swap was in place for a partial period in 2011. Our overall effective interest rate was 4.4% for the six months ended June 30, 2012 as compared to 4.5% in the same period of 2011.

Income tax expense has increased by $3,264 to end at $9,858 for the six months ended June 30, 2012 as compared to $6,594 for the comparable period in 2011. The effective tax rate for the six months is 36.06% as compared to 37.44% in the same period of the prior year. The reduction in the rate is primarily driven by the US domestic production and higher foreign income.

Our overall net income for the six months of 2012 was $17,478 or $0.61 per share (diluted) as compared to $11,019 or $0.40 per share (basic and diluted) in the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $36,668 of cash in operating activities during the six months ended June 30, 2012. This compared to $2,297 in the same period of last year. Net income of $17,478, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $9,016 and stock based compensation expense of $871 provided a net cash inflow $27,365 compared to $21,705 for the same period last year.

Accounts receivables ended at $72,774 as compared to $68,611 at the start of the year. This increase of $3,862 is significantly lower than the increase of $41,019 recorded during the same period of the prior year when accounts receivables ended at $74,953. There are a couple of reasons for this difference. First, the Company experienced significant take up of cash discount programs in the final quarter of 2010 resulting in very low receivables at December 31, 2010. By contrast, there was a much lower level of customer participation in cash discount programs during the final quarter of 2011. Secondly, the timing of sales and receivables due dates occurred earlier in the current year than in the comparable period last year; this resulted in customer payments falling in the second quarter of this year as opposed to the third quarter of last year.

        Inventories ended at $79,922 which was an increase of $8,854 as compared to the level reported at December 31, 2011. In the prior year, inventories amounted to $80,620 at June 30, 2011 which was an increase of $6,566 in comparison to the level reported at December 31, 2010. The Company continues to focus on managing this aspect of working capital at the same time as it increases sales; in fact, net sales for the first half of 2012 were up 18% and export sales were up 51% as compared to the same period prior year.

The deferred revenues at December 31, 2011 have been fully realized during the six months of the year. Finally, as the Company has built momentum for the 2012 growing season, prepaid expenses increased by $2,555, accounts payable increased by $668, and income tax payable increased by $393.

The movement in other current liabilities of $30,883 is predominantly driven by customer program accruals which increased during the first six months of 2012 as compared to the same period in 2011. The increase is primarily the result of expanded programs on certain product lines, increased sales of our corn products and finally the timing of program payments.

The Company used $13,061 in investing activities during the six months ended June 30, 2012. The business is spending primarily to expand manufacturing capacity in response to demand for certain core products including some additional manufacturing steps related to products acquired during the 2010 financial year. During the six months ended June 30, 2011, the Company spent $2,322.

Financing activities used $10,762 during the six months ended June 30, 2012, compared to providing $8,483 in the same period of the prior year. This included normal amortization payments on our senior credit facility and deferred payments on notes related to product acquisition completed during the final three months of the 2010 financial year. The Company made dividend payments in the amount of $1,380 as compared to $826 in the same period of last year. Finally, the Company received $1,285 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan as compared to $550 for the same period last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	June 30, 2012			December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$41,000	$9,000	$50,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchase	27	6,051	6,078	5,917	6,460	12,377

Total Indebtedness	$41,027	$15,051	$56,078	$51,917	$14,460	$66,377

On January 10, 2011, the Company entered into a new $137,000 senior secured credit facility with a syndicate of banks led by Bank of the West. The facility consists of a revolving commitment of $75,000, and an initial term commitment of $62,000. Both the revolving line of credit and the term loan mature on January 10, 2016. The facility replaces the Company’s previous $135,000 facility, which the Company has retired through borrowing from the new facility. As part of concluding this new credit agreement, the real estate loan was repaid in full. Finally, in January 2011, the Company took a one-time non-cash charge in the amount of $546 related to extinguishment of the term loan.

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap with an amortizing notional covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualifies as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $683. Amounts recorded in earnings for hedge ineffectiveness for the period ending June 30, 2011 were immaterial.

At June 30, 2012, the Company had in place one interest rate swap contract with a notional amount of $43,275 or 84.75% of outstanding term debt, that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(671). Amounts recorded in earnings for hedge ineffectiveness for the period ending June 2012 were immaterial.

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

At June 30, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000 under the credit facility agreement.

On July 3, 2012, the Company entered into Amendment No. 1 to the credit facility agreement which provides that it may make investments in foreign subsidiaries in an amount not to exceed $2,000 in the aggregate.

RECENTLY ISSUED ACCOUNTING GUIDANCE

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

As of June 30, 2012, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2012, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended June 30, 2012.

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that were not listed on the CSF. Following the issuance of the SSURO, the Company brought an action against USEPA in the United States District Court for the District of Columbia seeking injunctive relief. On August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). Since that time, the Company has been negotiating with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of some existing stocks. As of June 30, 2012, the Company held PCNB inventories in the amount of $20,036 and associated intangible assets of $4,943. At this point the Company cannot conclude that a loss relating to either inventory or intangible value is probable or reasonably estimable.

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

California Matter

On August 8, 2011, an action encaptioned Macasa v. The Dole Food Company, Inc. et al., was filed with the Superior Court for the State of California for the County of Los Angeles (No. BC 467134) on behalf of 2,444 individual plaintiffs from the Philippines against several defendants, including, among others, The Dole Food Company, Del Monte Foods, Inc., Shell Chemical Company, the Dow Chemical Company and AMVAC. Plaintiffs, all of whom worked on banana plantations in the Philippines, have alleged physical injury (namely, sterility) arising from alleged exposure to DBCP for an indeterminate period of time commencing in the 1970’s. AMVAC answered the complaint on October 3, 2011. On February 9, 2012, plaintiffs filed a first amended complaint increasing the number of claimants to 2,939 and stating, among other things, that plaintiffs had alleged identical claims against defendants in 1998. Defendants believe that all claims are barred by the applicable statutes of limitation. Following the filing of a demurrer by defendants in the action and in light of the fact that, among other things, Amvac had not been served with a complaint until more than two years after the expiration of applicable statutes of limitation, on June 22, 2012, plaintiff dismissed Amvac from the action with prejudice.

Delaware Matters

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in

Costa Rica. Defendant Dow has filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. On May 31, 2012, the court informed defendants of its intention to deny the motion to dismiss based upon applicable statutes of limitation. Accordingly, AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the Blanco court determined to deny defendants’ motion to dismiss), the Hendler law firm, which represents plaintiffs in seven related matters currently pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD< DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Amvac received these complaints by mail on or about July 21, 2012. Six of the eight Handler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole has brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involve identical claims and claimants as those appearing in the Hendler – Louisian cases, (where a motion for summary judgment is currently pending seeking dismissal based upon the applicable statutes of limitation), that plaintiffs’ counsel has informed the Louisiana court that it was filing the actions in Delaware in case it obtained an unfavorable ruling in Louisiana, and that this is a clear case of forum shopping. The Company has joined in Dole’s motion to dismiss and, with respect to the subject matters, at this stage of the proceedings does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitation may apply, and whether claimants used any of defendants’ products. Amvac intends to defend these matters vigorously No discovery has commenced in any of these matters, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency for these two matters.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 3, 2012	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: August 3, 2012	BY:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer