Form 10-Q
period 2012-09-30
AMERICAN VANGUARD CORP
filed 2012-11-02
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Common Stock, $.10 Par Value—28,059,248 shares as of October 29, 2012.

AMERICAN VANGUARD CORPORATION

INDEX

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011	3

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2012, June 30, 2012, and September 30, 2012	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2012	2011	2012	2011
Net sales	$90,756	$73,783	$262,848	$219,878
Cost of sales	51,131	43,219	147,499	130,722

Gross profit	39,625	30,564	115,349	89,156
Operating expenses	26,460	22,396	73,540	61,118

Operating income	13,165	8,168	41,809	28,038
Interest expense	701	899	2,157	2,684
Interest capitalized	(165)	(18)	(313)	(92)
Extinguishment of debt	—	—	—	546

Income before income tax	12,629	7,287	39,965	24,900
Income tax expense	4,553	2,669	14,411	9,263

Net income	8,076	4,618	25,554	15,637
Change in fair value of interest rate swaps	41	(601)	87	(1,547)
Foreign currency translation adjustment	306	(988)	428	(554)

Comprehensive income	$8,423	$3,029	$26,069	$13,536

Earnings per common share—basic	$0.29	$.17	$0.92	$.57

Earnings per common share—assuming dilution	$0.28	$.16	$0.89	$.56

Weighted average shares outstanding—basic	27,970	27,575	27,818	27,551

Weighted average shares outstanding—assuming dilution	28,878	27,993	28,673	27,842

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS

	Sept. 30, 2012	Dec. 31, 2011
	(Unaudited)	(Note)
Current assets:
Cash	$23,624	$35,085
Receivables:
Trade, net of allowance for doubtful accounts of $669 and $340, respectively	104,859	68,611
Other	1,454	1,187

	106,313	69,798

Inventories	92,815	71,068
Prepaid expenses and other short-term assets	7,949	4,167
Income taxes receivable	52	203

Total current assets	230,753	180,321
Property, plant and equipment, net	45,180	35,537
Intangible assets	111,570	116,189
Other assets	10,113	7,094

	$397,616	$339,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$15,615	$14,460
Current installments of other liabilities	1,221	1,038
Accounts payable	31,871	23,214
Deferred revenue	1,301	7,571
Accrued program costs	63,268	25,910
Accrued expenses and other payables	9,927	6,832

Total current liabilities	123,203	79,025
Long-term debt, excluding current installments	38,500	51,917
Other liabilities, excluding current installments	5,318	5,955
Deferred income taxes	15,172	15,172

Total liabilities	182,193	152,069

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,316,794 shares at September 30, 2012 and 29,845,047 shares at December 31, 2011	3,032	2,985
Additional paid-in capital	51,528	45,966
Accumulated other comprehensive loss	(1,735)	(2,250)
Retained earnings	165,751	143,524

	218,576	190,225
Less treasury stock, at cost, 2,260,996 shares at September 30, 2012 and at December 31, 2011	(3,153)	(3,153)

Total stockholders’ equity	215,423	187,072

	$397,616	$339,141

Note: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2012, June 30, 2012, and September 30, 2012

(Unaudited)

	Common stock Shares	Common stock Amount	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive Income	Treasury stock Shares	Treasury stock Amount	Total
Balance, December 31, 2011	29,845,047	$2,985	$45,966	$143,524	$(2,250)	2,260,996	$(3,153)	$187,072

Stocks issued under ESPP	19,766	2	266	—	—	—	—	268
Cash Dividends on common stock ($0.05 per share)	—	—	—	(1,380)	—	—	—	(1,380)
Foreign currency Translation adjustment, net	—	—	—	—	542	—	—	542
Stock based compensation expense	—	—	422	—	—	—	—	422
Changes in fair value of interest swap	—	—	—	—	22	—	—	22
Stock options exercised and termination of restricted stock units	218,253	22	127	—	—	—	—	149
Excess tax benefits from share based payment arrangements	—	—	43	—	—			43
Net Income	—	—	—	8,734	—	—	—	8,734

Balance, March 31, 2012	30,083,066	3,009	46,824	150,878	(1,686)	2,260,996	(3,153)	195,872

Foreign currency Translation adjustment, net	—	—	—	—	(420)	—	—	(420)
Stock based compensation	—	—	609	—	—	—	—	609
Changes in fair value of interest swap	—	—	—	—	24	—	—	24
Stock grants and termination of restricted stock units	75,549	7	861	—	—	—	—	868
Excess tax benefits from share based payment arrangements	—	—	117	—	—	—	—	117
Net Income	—	—	—	8,744	—	—	—	8,744

Balance, June 30, 2012	30,158,615	3,016	48,411	159,622	(2,082)	2,260,996	(3,153)	205,814

Stocks issued under ESPP	20,350	2	281	—	—	—	—	283
Cash Dividends on common stock ($0.07 per share)	—	—	—	(1,947)	—	—	—	(1,947)
Foreign currency Translation adjustment, net	—	—	—	—	306	—	—	306
Stock based compensation	—	—	825	—	—	—	—	825
Changes in fair value of interest swap	—	—	—	—	41	—	—	41
Stock options exercised and termination of restricted stock units	137,829	14	1,678	—	—	—	—	1,692
Excess tax benefits from share based payment arrangements	—	—	333	—	—			333
Net Income	—	—	—	8,076	—	—	—	8,076

Balance, September 30, 2012	30,316,794	$3,032	$51,528	$165,751	$(1,735)	2,260,996	$(3,153)	$215,423

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2012 and 2011

(Unaudited)

Increase (decrease) in cash	2012	2011
Cash flows from operating activities:
Net income	$25,554	$15,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	9,915	10,366
Amortization of other long term assets	2,061	2,018
Amortization of discounted liabilities	592	636
Stock-based compensation	1,856	1,486
Tax benefit from exercise of stock options	(493)	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(36,515)	(62,895)
Increase in inventories	(21,747)	(6,765)
Increase in prepaid expenses and other assets	(8,862)	(885)
Decrease in income tax receivable/payable, net	644	9,146
Increase in accounts payable	8,743	7,942
Decrease in deferred revenue	(6,270)	(5,557)
Increase in other liabilities	37,623	30,976

Net cash provided by operating activities	13,101	2,105

Cash flows from investing activities:
Capital expenditures	(14,908)	(4,466)

Net cash used in investing activities	(14,908)	(4,466)

Cash flows from financing activities:
Net repayments under line of credit agreement	—	(7,300)
Principal payments on long-term debt	(6,000)	(6,829)
Tax benefit from exercise of stock options	493	—
Borrowings on long-term debt	—	20,063
Decrease in other notes payable	(6,460)	—
Payment of cash dividends	(1,380)	(826)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	3,260	574

Net cash (used in) provided by financing activities	(10,087)	5,682

Net (decrease) increase in cash	(11,894)	3,321
Cash and cash equivalents at beginning of year	35,085	1,158
Effect of exchange rate changes on cash	433	(647)

Cash and cash equivalents as of September 30	$23,624	$3,832

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Property, plant and equipment at September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
Land	$2,458	$2,458
Buildings and improvements	10,301	10,172
Machinery and equipment	77,533	75,231
Office furniture, fixtures and equipment	8,284	7,884
Automotive equipment	312	282
Construction in progress	14,550	2,504

	113,438	98,531
Less accumulated depreciation	(68,258)	(62,994)

	$45,180	$35,537

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished products	$79,925	$59,657
Raw materials	12,890	11,411

	$92,815	$71,068

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales:
Insecticides	$35,340	$22,058	$136,606	$95,367
Herbicides	24,813	27,355	58,145	60,900
Other	19,631	14,372	40,214	38,340

	79,784	63,785	234,965	194,607
Non-crop	10,972	9,998	27,883	25,271

	$90,756	$73,783	$262,848	$219,878

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net Sales:
Domestic	$74,956	$59,309	$210,291	$181,141
Export	15,800	14,474	52,557	38,737

	$90,756	$73,783	$262,848	$219,878

5. On September 17, 2012, the Board of Directors declared a cash dividend of $0.07 per share. The dividend was distributed on October 12, 2012 to stockholders of record at the close of business on September 28, 2012. Cash dividends paid on October 12, 2012 totaled $1,947.

On March 8, 2012, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 16, 2012 to stockholders of record at the close of business on April 1, 2012. Cash dividends paid on April 16, 2012 totaled $1,380.

On September 8, 2011, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on October 14, 2011 to stockholders of record at the close of business on September 29, 2011. Cash dividends paid on October 14, 2011 totaled $1,379.

On March 10, 2011, the Board of Directors declared a cash dividend of $0.03 per share. The dividend was distributed on April 15, 2011 to stockholders of record at the close of business on April 1, 2011. Cash dividends paid on April 12, 2011 totaled $848.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Numerator:
Net income	$8,076	$4,618	$25,554	$15,637

Denominator:
Weighted averages shares outstanding	27,970	27,575	27,818	27,551
Assumed exercise of stock options	908	418	855	291

	28,878	27,993	28,673	27,842

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	September 30, 2012			December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$38,500	$9,500	$48,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchase	0	6,115	6,115	5,917	6,460	12,377

Total indebtedness	$38,500	$15,615	$54,115	$51,917	$14,460	$66,377

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

At September 30, 2012, the Company had in place one interest rate swap contract with a notional amount of $40,875 or 85.16% of the outstanding term debt that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(701). Amounts recorded in earnings for hedge ineffectiveness for the period ending September 30, 2012 were immaterial.

During 2011, the Company entered into two Euro exchange forward contract in the amounts of €4,500 each for Euro-denominated liabilities that will be settled in January 2013. These transactions are accounted for in accordance with the ASC 815, as non-designated hedges. The fair value is being recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in earnings.

The Company has four key covenants in relation to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of September 30, 2012 the Company met all covenants related to that credit facility.

At September 30, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $75,000 under the credit facility agreement.

On July 3, 2012, the Company entered into Amendment No. 1 to its senior credit facility agreement, which provides the Company permission to make investments in foreign subsidiaries in an aggregate amount not to exceed $2,000.

The following tables illustrate the impact of derivatives on the Company’s income statement for the three months and nine months ended September 30, 2012.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended September 30

For the three months ended September 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(137)	$(787)	Interest Expense	$(178)	$(188)	Interest Expense	$—	$—
Foreign Exchange contracts	—	—	Cost of Sales	—	—	Cost of Sales	—	—

Total	$(137)	$(787)		$(178)	$(188)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange contracts	Other income/(expense)	$115	$8

Total		$115	$8

For the nine months ended September 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(460)	$(1,944)	Interest Expense	$(546)	$(395)	Interest Expense	$(1)	$(1)
Foreign Exchange contracts	—	—	Cost of Sales	—	—	Cost of Sales	—	—

Total	$(460)	$(1,944)		$(546)	$(395)		$(1)	$(1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Foreign Exchange contracts	Other income/(expense)	$(77)	$8

Total		$(77)	$8

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

Stock Options—During the nine months ended September 30, 2012, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2011	1,388,514	$7.44	$7.26
Options granted	—	—
Options exercised, range from $7.50-$14.74	(35,340)	13.37
Options expired or forfeited	—	—

Balance outstanding, March 31, 2012	1,353,174	$7.28	$6.95
Options granted	—	—
Options exercised, range from $7.50-$14.74	(64,712)	13.77
Options expired or forfeited	(14,000)	7.50

Balance outstanding, June 30, 2012	1,274,462	$6.94	$6.27
Options granted	—	—
Options exercised, range from $14.74-$14.99	(109,681)	14.75
Options expired or forfeited	—	—

Balance outstanding, September 30, 2012	1,164,781	$6.20	$4.60

Information relating to stock options at September 30, 2012 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$3.67	450,000	3	$3.67	450,000	$3.67
$7.50	678,666	98	$7.50	69,667	$7.50
$11.32—$14.75	36,115	70	$13.38	22,781	$14.02

	1,164,781		$6.20	542,448	$4.60

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2012:
Incentive Stock Option Plans:
Outstanding	1,164,781	$6.20	61	$33,308
Expected to Vest	1,155,407	$6.19	60	$33,054
Exercisable	542,448	$4.60	17	$16,382

During the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $668 and $678, respectively.

As of September 30, 2012, the Company had approximately $1,116 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the nine months ended September 30, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2011	101,640	$11.37
Granted	207,184	$20.45
Vested	(82,640)	$11.73
Forfeited	—	—

Nonvested shares at March 31, 2012	226,184	$19.55
Granted	12,204	24.58
Vested	(12,204)	24.58
Forfeited	(1,367)	$20.47

Nonvested shares at June 30, 2012	224,817	$19.55
Granted	28,148	27.55
Vested	(5,148)	27.79
Forfeited	—	$—

Nonvested shares at September 30, 2012	247,817	$20.29

Restricted stock grants—During the nine months ended September 30, 2012, the Company granted a total of 247,536 shares of common stock. Of these, 13,352 shares were vested immediately, 7,000 shares will cliff vest after ninety days and the balance of 227,184 shares will cliff vest after three years of service. The shares granted in 2012 were fair valued at $21.24 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of ninety days, one year or three years. During the nine months ended September 30, 2012, there were 99,992 restricted shares that vested, which had an average grant-date value of $14.13 per share and an average vest-date value of $19.29 per share. During the nine months ended September 30, 2012, there were 1,367 restricted shares that were forfeited, which had an average grant date value of $20.47 per share.

During the nine months ended September 30, 2011, 30,640 restricted shares were granted. Of these, 26,640 shares were vested immediately and the balance of 4,000 shares will cliff vest after three years of service. The shares granted in 2011 were average fair valued at $11.38 per share. During the nine months ended September 30, 2011, there were 130,040 restricted shares that vested, which had an average grant-date value of $12.00 per share and an average vest-date value of $13.87 per share. There were 4,536 restricted shares of common stock that were forfeited during the nine months ended September 30, 2011. These shares were not vested when terminated.

During the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense related to restricted shares of $1,188 and $885, respectively.

As of September 30, 2012, the Company had approximately $4,140 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.5 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended September 30, 2012.

A. PCNB Matters

In August 2010, the United States Environmental Protection Agency (“USEPA”) issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that were not listed on the CSF. Following the issuance of the SSURO, the Company brought an action against USEPA in the United States District Court for the District of Columbia seeking injunctive relief. On August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). In June 2012, USEPA approved certain flowable uses, including potato chemigation. In October 2012, USEPA authorized the Company to sell certain existing stocks of PCNB made solely from technical grade material that has been tested to be compliant with the revised CSF. At present, the Company continues to negotiate with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of other existing stocks. As of September 30, 2012, the Company held PCNB inventories in the amount of $20,440 and associated intangible assets of $4,824. At this point the Company does not believe that a loss relating to either inventory or intangible value is probable or reasonably estimable.

B. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male infertility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder has been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

Delaware Matters - On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter is stayed. Whatever the outcome on appeal, AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the Blanco court determined to deny defendants’ motion to dismiss), the Hendler law firm, which represents plaintiffs in seven related matters currently pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler-Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Amvac received these complaints by mail on or about July 21, 2012. Six of the eight Hendler-Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involve identical claims and claimants as those appearing in the Hendler-Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler-Delaware cases granted defendants’ motion to dismiss six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims were pending in the Hendler-Louisiana cases where they had been first filed. In October 2012, the federal district court in Louisiana granted defendants’ motion for summary judgment and dismissed the Hendler-Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. Further, with the stay of proceedings in Blanco, the Chaverri action has also been stayed, pending a ruling from the Delaware Supreme Court (as previously described). With respect to the subject matter of Chaverri, at this stage of the proceedings, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitation may apply, and whether claimants used any of defendants’ products. Amvac intends to defend these matters vigorously. Defendant Dole has brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were presently parties in the Hendler-Louisiana cases. In September 2012, plaintiffs responded to the motion to dismiss, arguing that, in fact, while 14 of the 22 claimants were parties in the Hendler-Louisiana cases, eight of them were not. With respect to the Marquinez matter, the company has filed an answer to the complaint. No discovery has commenced in either of these matters, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency for these two matters.

12. Recently Issued Accounting Guidance—In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. generally accepted accounting principles (U.S. GAAP) requirements versus International Financial Reporting Standards (“IFRS”) requirements, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

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

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of September 30, 2012 and December 31, 2011 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of September 30, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$314	$—

Interest rate derivative financial instruments (1)	$—	$1,366	$—

As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

(1)	Includes accrued interest expense

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

14. Natural Disaster—On September 5, 2012, a 7.6 magnitude earthquake shook Costa Rica and neighboring countries. Although our subsidiary office located in Costa Rica was significantly damaged, no employees were injured as a result of the earthquake. We were able to retrieve all of our records, set up a temporary facility and resume business as usual within three days.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2012

	2012	2011	Change
Net sales:
Insecticides	$35,340	$22,058	$13,282
Herbicides	24,813	27,355	(2,542)
Other	19,631	14,372	5,259

Total Crop	79,784	63,785	15,999
Non-crop	10,972	9,998	974

	$90,756	$73,783	$16,973

Gross profit:
Crop	$33,550	$25,678	$7,872
Non-crop	6,075	4,886	1,189

	$39,625	$30,564	$9,061

Overall financial performance including net sales and net income for the quarter ended September 30, 2012 showed improvement as compared to the same period in 2011. Our net sales for the period were up approximately 23% to $90,756 compared to $73,783 for the third quarter of 2011. Year-over-year for the three month period, net sales for our crop business were up by approximately 25%, while net sales for non-crop products were up by about 10%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Net sales of our insecticides as a group were up about 60% during the third quarter of 2012 as compared to the same period in 2011. Within this segment, net sales of our granular soil insecticides (“GSIs”) as a group were up approximately 89% over that of the comparable quarter in 2011, led by our primary corn products Aztec®, Force®, and Counter®. Mocap® sales also posted a strong quarterly performance as improved supply enabled us to satisfy both domestic and international demand. Conversely, supply disruptions from a third party manufacturer limited Nemacur® sales internationally and Thimet® sales were down in the third quarter, since we had sold a substantial quantity of this product in the second quarter of 2012 in response to customer demand for earlier shipments. Also included in sales of granular insecticides for the three months ended September 30, 2012 are sales of Smartbox systems for our proprietary delivery systems of $4,062. There were no similar sales in the comparable period in the prior year. Among our non-granular insecticides, quarterly sales for our cotton foliar insecticide Bidrin® were up compared to the prior year quarter, despite dry mid-summer weather in the Southeast U.S. cotton belt that interrupted normal applications to combat plant & stink bugs. Offsetting this performance, limited hurricane activity along the U.S. Gulf Coast region dampened seasonal demand for our mosquito control adulticide Dibrom®.

Within the group of herbicides/fungicides/fumigants, net sales for the third quarter of 2012 dropped by approximately 9% to $24,813 from $27,355 in the comparable period of 2011. Net sales of our herbicide products were down due primarily to the fact that we had sold out the entire inventory of our post-emergent corn herbicide, Impact, in the prior two quarters and recorded comparatively lower rates of Dacthal primarily because customers ordered earlier this year than last year. We also saw a decrease (of about 7%) in net sales of our soil fumigants during the period as a result of extended warm weather conditions that delayed the application of these liquids. We expect that fourth quarter pre-winter freeze applications and/or first quarter 2013 post-thaw soil applications will make up for this third quarter performance.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales increased by about 37% as compared to those in the third quarter of 2011. This increase was due largely to sales gains of our cotton harvest aid Folex. The company completed construction of a new production unit for this compound in June, which enabled us to address customer demand in the third quarter; by contrast, we were more dependent on third parties for supply in the same quarter of 2011. We also posted sales gains in our NAA and Metaldehyde products against very slight declines in our Citrus Fix and Pharmaceutical products.

Our non-crop sales ended the third quarter of 2012 at $10,972 as compared to $9,998 for the same period of the prior year. This increase was due largely to improved sales of our PCNB fungicides for turf applications, strong sales of DDVP, Nuvan and Pest Strip products for commercial pest control. Offsetting these sales, net sales of our mosquito adulticide Dibrom® though strong, were down as compared to the same quarter of the prior year.

Cost of sales for the quarter ended September 30, 2012, was $51,131 or about 56% of net sales compared to $43,219 or about 59% of net sales for the same period of 2011. Consequently, gross margins were up to 44% of net sales from 41% of net sales for the comparable 2011 period. This improvement was driven by three factors: first, increased prices of our insecticide product lines in the face of heavy demand for these products; second, favorable demand for some of our branded products; and third, better overall factory performance. Secondly, included in cost of sales was approximately $4,332 related to Smartbox systems. There was no comparable cost in the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $4,064 to $26,460 for the three months ended September 30, 2012 as compared to the same period in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$6,774	$5,593	$1,181
General and administrative	7,472	5,349	2,123
Research, product development and regulatory	4,715	4,875	(160)
Freight, delivery and warehousing	7,499	6,579	920

	$26,460	$22,396	$4,064

•

Selling expenses increased by approximately 21% over the comparable quarter. The main driver for increased overall expenses was the establishment of our international subsidiary in the Netherlands and the expansion of our marketing function and resulted in significant domestic and export sales growth.

•

General and administrative expenses increased by about 40% quarter over quarter. The main drivers for the increase are primarily related to increased incentive compensation as a result of significantly stronger financial performance and additional legal and consulting costs relating to creating the new international structure.

•	Research, product development costs and regulatory expenses decreased by about 3% over the comparable three month period. This was mainly due to timing on external regulatory projects.

•

Freight, delivery and warehousing costs increased by about 14%, driven by sales up 17.5%, including a high quarterly volume of bulk shipments of our metam liquid soil fumigants and by export sales which were up 9% as compared to the same quarter prior year. As a percentage of sales, freight ended at 8.6% of sales for the three months ended September 30, 2012 as compared to 8.9% for the same period of the prior year.

Interest costs net of capitalized interest, were $536 in the three months to September 30, 2012 as compared to $881 in the same period of 2011. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2012			Q3 2011
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$49,935	$466	3.7%	$57,978	$517	3.6%
Working capital revolver	—	—	—	—	(11)	0%

Average	49,935	466	3.7%	57,978	506	3.5%

Other notes payable	6,096	53	3.5%	12,741	116	11.8%
Capitalized interest	—	(165)	—	—	(18)	—
Amortization of deferred loan fees	—	33	—	—	32	—
Amortization of other deferred liabilities	—	143	—	—	228	—
Other interest expense	—	6	—	—	17	—

Adjusted average indebtedness	$56,031	$536	3.8%	$70,719	$881	5.0%

The Company’s average overall debt for the three months ended September 30, 2012 was $56,031 as compared to $70,719 for the three months ended September 30, 2011. During the quarter we continued to operate without utilizing the revolving line of credit, as a result of our continued strong focus on working capital. Furthermore, during the three months to September 30, 2012, we recorded non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $70 as compared to $375 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.7% for the period to September 30, 2012 as compared to 3.5% for the same period of the prior year. Our overall effective interest rate was 3.8% for the three months ended September 30, 2012 as compared to 5.0% at September 30, 2011.

Income tax expense has increased by $1,884 to end at $4,553 for the three months ended September 30, 2012 as compared to $2,669 for the comparable period in 2011. The effective tax rate for the quarter was 36.05% as compared to 36.63% in the same period of the prior year. The reduction in the rate is primarily driven by the increased benefits from US domestic production, higher foreign income and increased tax credits.

Our overall net income for the three months ended September 30, 2012 improved by 75% to $8,076 or $0.28 per diluted share as compared to $4,618 or $0.16 per diluted share in the same quarter of 2011.

Nine Months Ended September 30

	2012	2011	Change
Net sales:
Insecticides	$136,606	$95,367	$41,239
Herbicides	58,145	60,900	(2,755)
Other	40,214	38,340	1,874

Total Crop	234,965	194,607	40,358
Non-crop	27,883	25,271	2,612

	$262,848	$219,878	$42,970

Gross profit:
Crop	$101,115	$77,875	$23,240
Non-crop	14,234	11,281	2,953

	$115,349	$89,156	$26,193

Overall financial performance including net sales and net income for the nine month period ended September 30, 2012 showed considerable improvement as compared to the same period in 2011. Net sales for the period were up approximately 20% to $262,848 compared to $219,878 for the first nine months of 2011. Year-over-year for the first nine months, net sales for our crop business were up by approximately 21%, while net sales for non-crop products were up by about 10%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first nine months of 2012, the Company experienced very favorable conditions in many of its markets, particularly in the crop sector. Mild winter conditions across the continental United States expanded the growing season and permitted growers to prepare and plant their crops early. In many crops, especially corn, we believe growers had experienced strong market conditions in 2011 and were financially prepared to invest in their 2012 crops. This explains the early demand for many of the Company’s agricultural products, including granular insecticides and herbicides. During the mid-year period, weather conditions deteriorated in certain growing regions of the Midwest and Southeast in the form of a persistent drought. However, these conditions did not affect the pre-plant products sold by the Company in corn and only modestly influenced products sold for other crops during the summer months. As previously mentioned, growers appear to continue to embrace the importance of conventional chemistry solutions for yield enhancement and in integrated pest management.

Net sales of our insecticides as a group were up about 43% ($136,606 as compared to $95,367) during the first nine months of 2012. Within this segment, net sales of our granular soil insecticides (“GSIs”) as a group was up approximately 53% over that of the comparable period in 2011. Most of our GSI brands contributed to this increase, including our premier corn soil insecticide Aztec (which continues to experience strong demand amongst growers), Counter (which continues to gain acceptance for use in nematode control in corn and for sugar beets), Thimet (which benefited from increased peanut acres as well and continued strong demand in sugar cane), SmartChoice (which offers growers an excellent value proposition) and Force 3G

(which experienced a jump in net sales as more supply was available). Also included in sales of granular insecticides for the nine months ended September 30, 2012 are sales of Smartbox systems for our proprietary delivery systems of $4,062. There were no similar sales in the comparable period in the prior year. Net sales of our non-GSI insecticides experienced healthy growth during the first nine months of 2012, (about 11% over the comparable period) led by our cotton foliar insecticide Bidrin (which drew support from our retail customers wanting to replenish their stocks ahead of season). Only Nemacur suffered a significant sales shortfall, as inadequate supplies of this product from a third party manufacturer prevented us from meeting short term international demand.

Within the group of herbicides/fungicides/fumigants, net sales for the first three quarters of 2012 were down by approximately 4% compared to the first nine months of 2011. Net sales of our herbicide products were down by about 42% during this period primarily because we had largely sold out of our inventory of our post-emergent corn herbicide, Impact, in response to early demand starting in the fourth quarter of 2011 and were without further supply until later in calendar 2012. We have experienced solid demand for our soil fumigants during the first nine months of 2012, although delays in ground application during September have caused us to increase net sales year-to-date by only 5% as compared to the same period in 2011. We continue to steadily recapture market position in the U.S. with our PCNB fungicide, after experiencing very limited sales in 2011 due to the pendency of a stop sale order that was lifted in late November of that year.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales increased by about 5% as compared to those in the nine months of 2011. This resulted from flat sales of our cotton harvest defolient, Folex; increases in sales of NAA and our tolling arrangements. The sales performance of this category was offset by a modest decline in pharmaceutical products.

Our non-crop sales for the first nine months of 2012 were $27,883 as compared to $25,271 for the same period of the prior year; this represents an increase of about 10%. Sales of our mosquito adulticide Dibrom®, were down slightly year-to-date, due in part to lighter storm conditions in both the Mid-Atlantic and Southeast regions.

Cost of sales for the nine month period ended September 30, 2012, was $147,499 or about 56% of net sales compared to $130,722 or about 59% of net sales for the same period of 2011. Accordingly, gross margins were up to 44% of net sales from 41% of net sales for the comparable period in 2011 period. This improvement was due to price increases in our insecticide product lines in the face of heavy demand at the start of planting season, specific mix of sales including many of the company’s strongest brands and a slightly better overall factory recovery performance. Finally, included in cost of sales was approximately $4,332 related to Smartbox systems. There was no comparable cost in the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $12,422 to $73,540 for the nine months ended September 30, 2012 as compared to the same period in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$18,889	$16,760	$2,129
General and administrative	21,300	17,395	3,905
Research, product development and regulatory	15,187	12,515	2,672
Freight, delivery and warehousing	18,164	14,448	3,716

	$73,540	$61,118	$12,422

•

Selling expenses for the period increased by about 13% over the comparable period; the change arose primarily from increased marketing expenses, increase expenses associated with the establishment of the international subsidiary and additional expenses incurred in Mexico and Central America driving our 20% overall sales growth.

•

General and administrative expenses increased by about 22% over the same period of 2011. The main drivers for the increased costs were related to increased incentive compensation as a result of better financial performance and increase in legal fees relating to the prosecution of data compensation matters offset by a settlement related to a legal dispute in the first quarter of the year and finally expenses related to creating our new international structure.

•	Research, product development costs and regulatory expenses increased by about 21% when compared to the same period of 2011. This is mainly due to increased studies on our new and existing products.

•

Freight, delivery and warehousing costs for the nine months ended September 30, 2012 were $18,164 or 7.0% of sales as compared to $14,448 or 6.6% of sales for the same period in 2011. This reflects sales which were up almost 18%, including an increase in export sales that were up 36% as compared to the same period of the prior year. We continue to focus on managing logistics expenses throughout our supply chain.

Interest costs net of capitalized interest, were $1,844 in the nine months of 2012 as compared to $2,592 in the same period of 2011. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$51,949	$1,439	3.7%	$58,938	$1,472	3.3%
Real estate	—	—	—	—	1	—
Working capital revolver	—	—	—	2,590	65	3.3%

Average	51,949	1,439	3.7%	61,528	1,538	3.3%

Other notes payable	6,334	163	3.4%	12,861	329	10.9%
Interest income	—	—	—	—	(3)	—
Capitalized interest	—	(313)	—	—	(92)	—
Amortization of deferred loan fees	—	97	—	—	96	—
Amortization of other deferred liabilities	—	427	—	—	676	—
Other interest expense	—	31	—	—	48	—

Adjusted average indebtedness	$58,283	$1,844	4.2%	$74,389	$2,592	4.6%

The Company’s average overall debt for the nine months ended September 30, 2012 was $58,283 as compared to $74,389 for the same period of 2011. During the period we continued to operate without accessing the working capital revolving credit line. Furthermore, during the nine months ended September 30, 2012, we recorded non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $405 as compared to $1,054 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.7% for the period to September 30, 2012 as compared to 3.3% for the same period of the prior year. This increase reflects the impact of putting in place the swap derivative, required as part of the credit facility agreement. This swap was in place for a partial period in 2011. Our overall effective interest rate was 4.2% for the nine months ended September 30, 2012 as compared to 4.6% in the same period of 2011.

Income tax expense has increased by $5,148 to end at $14,411 for the nine months ended September 30, 2012 as compared to $9,263 for the comparable period in 2011. The effective tax rate for the nine months is 36.06% as compared to 37.20% in the same period of the prior year. The reduction in the rate is primarily driven by the increased benefits from US domestic production, higher foreign income, and increased tax credits.

Our overall net income for the nine months of 2012 was $25,554 or $0.89 per diluted share as compared to $15,637 or $0.56 per diluted share in the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $13,101 of cash in operating activities during the nine months ended September 30, 2012. This compared to $2,105 in the same period of last year. Net income of $25,554, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $12,568 and stock based compensation expense of $1,363 provided a net cash inflow of $39,485 as compared to $30,143 for the same period last year.

Accounts receivables ended at $104,859 as compared to $68,611 at the start of the year. This increase of $36,515 is significantly lower than the increase of $62,895 recorded during the same period of the prior year when accounts receivables ended at $96,785. There are two reasons for this difference. First, the Company experienced significant take up of cash discount programs in the final quarter of 2010 resulting in very low receivables at December 31, 2010. By contrast, there was a much lower level of customer participation in cash discount programs during the final quarter of 2011. Secondly, we have recorded a much stronger sales performance during the three months to September 31, 2012 as compared to the same period of the prior year resulting in increased receivable levels.

Inventories ended at $92,815 which was an increase of $21,747 as compared to the level reported at December 31, 2011. In the prior year, inventories amounted to $80,819 at September 30, 2011 which was an increase of $6,765 in comparison to the level reported at December 31, 2010. Our inventory build reflects orders that are expected to ship during the final three months of the current financial year and to a lesser extent, the first three months of 2013. The Company continues to focus on managing this aspect of working capital at the same time as it continues to record increasing sales for its brands.

The deferred revenues at December 31, 2011 were fully realized at September 30, 2012. During the three month period to September 30, 2012, the Company recorded additional deferred revenues in the amount of $1,301 related primarily to advanced payments for our proprietary delivery systems. Finally, as the Company has built momentum for the 2012 growing season, prepaid expenses and other assets increased by $8,862, accounts payable increased by $8,743, and income tax payable increased by $644.

The movement in other liabilities of $37,623 is predominantly driven by customer program accruals which increased during the first nine months of 2012 as compared to the same period in 2011. The increase is primarily the result of expanded programs on certain product lines and increased sales of our corn products.

The Company used $14,908 in investing activities during the nine months ended September 30, 2012. The business is spending primarily to expand manufacturing capacity in response to demand for certain core products including some additional manufacturing steps related to products acquired during the 2010 financial year. During the nine months ended September 30, 2011, the Company spent $4,466.

Financing activities used $10,087 during the nine months ended September 30, 2012, compared to providing $5,682 in the same period of the prior year. This included normal amortization payments on our senior credit facility and deferred payments on notes primarily related to product acquisition completed during the final three months of the 2010 financial year. Further, the Company made dividend payments in the amount of $1,380 as compared to $826 in the same period of last year. Finally, the Company received $3,260 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan as compared to $574 for the same period last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	September 30, 2012			December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$38,500	$9,500	$48,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchase	0	6,115	6,115	5,917	6,460	12,377

Total Indebtedness	$38,500	$15,615	$54,115	$51,917	$14,460	$66,377

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

On March 31, 2011, as required under the terms of the amended and restated credit agreement, the Company entered into a fixed interest rate swap with an amortizing notional covering 75% or $45,000 of term loan debt. The termination date for the interest rate swap is December 14, 2014. The interest rate swap has been designated and qualifies as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap will be reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $683. Amounts recorded in earnings for hedge ineffectiveness for the period ending September 30, 2011 were immaterial.

At September 30, 2012, the Company had in place one interest rate swap contract with a notional amount of $40,875 or 85.16% of outstanding term debt that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(701). Amounts recorded in earnings for hedge ineffectiveness for the period ending September 2012 were immaterial.

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

At September 30, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000 under the credit facility agreement.

On July 3, 2012, the Company entered into Amendment No. 1 to the credit facility agreement which provides that it may make investments in foreign subsidiaries in an amount not to exceed $2,000 in the aggregate.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. generally accepted accounting principles (U.S. GAAP) requirements versus International Financial Reporting Standards (“IFRS”) requirements, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2011, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2011 remain valid and are hereby incorporated by reference.

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

As of September 30, 2012, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at September 30, 2012, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended September 30, 2012.

A. PCNB Matters

In August 2010, the USEPA issued a Stop Sale, Use and Removal Order (“SSURO”) relating to the Company’s USEPA-registered pentachloronitrobenzene (“PCNB”) product line. The Company sells PCNB primarily for use on turf with the bulk of sales occurring in September and October. In issuing the SSURO, the USEPA alleged that the Company’s product did not comply with the confidential statement of formula (“CSF”) due to the presence of trace impurities that were not listed on the CSF. Following the issuance of the SSURO, the Company brought an action against USEPA in the United States District Court for the District of Columbia seeking injunctive relief. On August 17, 2011, the Chief Justice of that court granted the Company’s motion for summary judgment and vacated the SSURO on the ground that the signatory of the SSURO lacked the requisite authority to sign the order. Following the court’s action, the Company continued working with USEPA both to revise the CSF and to consolidate product labels. On November 23, 2011, the USEPA approved registrations for the PCNB product line for all major commercial uses (including golf course, turf, certain potato uses, cotton, ornamental bulb and cole crops). In June 2012, USEPA approved certain flowable uses, including potato chemigation. In October 2012, USEPA authorized the Company to sell certain existing stocks of PCNB made solely from technical grade material that has been tested to be compliant with the revised CSF. At present, the Company continues to negotiate with the agency on expanding the label to include certain minor uses and as to the proper labeling and disposition of other existing stocks. As of September 30, 2012, the Company held PCNB inventories in the amount of $20,440 and associated intangible assets of $4,824. At this point the Company does not believe that a loss relating to either inventory or intangible value is probable or reasonably estimable.

B. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1,2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a link between male infertility and exposure to DBCP among their factory production workers producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder has been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility.

Delaware Matters – On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff residing in Costa Rica against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC also contends that the plaintiff could not have been exposed to any AMVAC supplied DBCP in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter is stayed. Whatever the outcome on appeal, AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the Blanco court determined to deny defendants’ motion to dismiss), the Hendler law firm, which represents plaintiffs in seven related matters currently pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Amvac received these complaints by mail on or about July 21, 2012. Six of the eight Hendler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involve identical claims and claimants as those appearing in the Hendler – Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler-Delaware cases granted defendants’ motion to dismiss six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims were pending in the Hendler-Louisiana cases where they had been first filed. In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler-Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. Further, with the stay of proceedings in Blanco, the Chaverri action has also been stayed, pending a ruling from the Delaware Supreme Court (as previously described). With respect to the subject matter of Chaverri, at this stage of the proceedings, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitation may apply, and whether claimants used any of defendants’ products. Amvac intends to defend these matters vigorously Defendant Dole has brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were presently parties in the Hendler-Louisiana cases. In September 2012, plaintiffs responded to the motion to dismiss, arguing that, in fact, while 14 of the 22 claimants were parties in the Hendler-Louisiana cases, eight of them were not. With respect to the Marquinez matter, the company has filed an answer to the complaint. No discovery has commenced in either of these matters, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency for these two matters.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 2, 2012	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: November 2, 2012	BY:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer