Form 10-K
period 2012-12-31
AMERICAN VANGUARD CORP
filed 2013-03-01
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $703.0 million. This figure is estimated as of June 30, 2012 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $26.59 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2012, was 27,897,069. The number of shares of $.10 par value Common Stock outstanding as of February 22, 2013 was 28,486,975.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2012

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

American Vanguard Corporation (“AVD”) was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant” in this Annual Report refer to AVD and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), Quimica Amvac de Mexico S.A. de C.V. (“AMVAC M”), AMVAC de Costa Rica Sociedad Anonima (“AMVAC CR”), AMVAC Switzerland GmbH (“AMVAC S”), AMVAC do Brasil Representácoes Ltda (“AMVAC B”), AMVAC Chemical UK Ltd. (“AMVAC UK”), AMVAC CV (“AMVAC CV”), AMVAC Netherlands BV (“AMVAC BV”) and Envance Technologies, LLC (“Envance”).

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Refer to Part I, Item 7 for selective enterprise information.

AMVAC

AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural and commercial uses. It manufactures and formulates chemicals for crops, human and animal health protection. These chemicals, which include insecticides, fungicides, herbicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. In prior years, AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others. AMVAC has historically expanded its business through both the acquisition of established chemistries (which it has revived in the marketplace) and the development and commercialization of new compounds through licensing arrangements. Below is a description of the Company’s acquisition/licensing activity over the past five years.

On November 30, 2012, AMVAC, along with TyraTech, Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients formed Envance, a Delaware limited liability company. The Company holds a 60% equity interest in Envance and TyraTech holds 40% equity interest. Envance will develop and commercialize pesticide products and technologies in global consumer, commercial, professional, crop protection and seed treatment markets. Envance is headquartered at TyraTech’s facility in Research Triangle Park, North Carolina.

On October 7, 2011, AMVAC completed the acquisition of the international rights to the cotton defoliant product tribufos (sold under the trade name Def ®) from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. This acquisition also complements the U.S. rights to Def that the Company purchased from BCS AG in July 2010 (see below). Both Folex and Def are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid. AMVAC had acquired the U.S. rights to Def from BCS AG on July 21, 2010.

On December 20, 2010, AMVAC completed the acquisition of a global product line relating to the active ingredient tebupirimfos from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the trademarks Aztec®, Azteca® and Capinda® and customer lists associated with these products. When combined in a mixture with another active ingredient Cyfluthrin, the resulting dual active ingredient product is a leading insecticide that is registered in the United States as Aztec and in Mexico as Azteca, where it is used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

On December 7, 2010, AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the Ultima® packaging system, the trademarks Mocap and Ultima and customer lists associated with the product. Mocap is a leading soil insecticide that is registered in 50 countries where it is used to combat nematode species in a wide range of crops.

On December 7, 2010, AMVAC completed the acquisition of a global (except for Europe and Argentina) insecticide product line relating to the active ingredient fenamiphos (sold under the trade name Nemacur®) from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the trademark Nemacur and customer lists associated with the product. Nemacur is a leading soil insecticide that is registered in 30 countries for use primarily as a nematicide with additional efficacy against above ground sucking insects.

On October 14, 2010, AMVAC and Kanesho Soil Treatment completed agreements with Certis-USA regarding the crop protection product Basamid® (dazomet) under which AMVAC became the exclusive distributor and registration holder for this granular soil fumigant in the United States. Certis-USA, will continue to market Basamid into non-food crop applications under a distribution agreement with Amvac. Basamid complements the strong market position of AMVAC’s Vapam® & K-Pam® soil fumigant brands. The Company will be developing the use of Basamid for high-valued crop segments such as strawberries, tomatoes, lettuce & spinach and will be responsible for the re-registration of dazomet in the United States.

On May 16, 2008, AMVAC completed the acquisition of the phorate (sold by the Company under the Trade name Thimet®) insecticide product line from Aceto Agricultural Chemicals Corporation (“Aceto AG”). Thimet is used on agricultural crops, mainly potatoes, corn, cotton, rice, sugarcane and peanuts, to protect against chewing and piercing-sucking insects. Purchased assets included registrations, data, know-how and certain inventories. The acquisition was undertaken in connection with the settlement of litigation between AMVAC and Aceto AG.

On March 7, 2008, AMVAC acquired from Bayer Cropscience LP (“BCS LP”) certain assets at BCS LP’s facility located in Marsing, ID (the “Marsing Facility”). The Marsing Facility consists of approximately 17 acres of improved real property, 15 of which are now owned by AMVAC and two of which are leased by AMVAC from the City of Marsing for a term of 25 years. The acquired assets primarily include real property, buildings and manufacturing equipment. In connection with the acquisition, AMVAC and BCS LP agreed to enter into a master processor agreement under which AMVAC is providing certain tolling services to BCS LP for a period of four years.

On January 16, 2008, AMVAC acquired from Valent U.S.A. Corporation the Orthene® insecticide product line. Orthene is used on agricultural crops, including beans, brussels sprouts, cauliflower, celery, cotton, cranberries, head lettuce, mint and ornamental and forests. AMVAC purchased the proprietary formulation information, registration rights, marketing materials, certain intellectual property rights and existing inventories of the agricultural and professional product lines.

Seasonality

The agricultural chemical industry, in general, is cyclical in nature. The demand for AMVAC’s products tends to be seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions, weather related pressure from pests and customer marketing programs.

Backlog

AMVAC does not believe that backlog is a significant factor in its business. AMVAC primarily sells its products on the basis of purchase orders, although it has entered into requirements contracts with certain customers.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Customers

Tenkoz, Crop Production Services, Inc. (formerly United Agri Products, Western Farm Services and Crop Production Services), and Winfield Solutions, LLC accounted for 24%, 19%, and 10% respectively of the Company’s sales in 2012; 26%, 18%, and 11% in 2011; and 23%, 19% and 11% in 2010.

Distribution

AMVAC distributes its products domestically predominantly through national distribution companies (see “Customers” above) that purchase AMVAC’s goods on a purchase order basis, and, in turn, sell them to retailers/growers/end-users. The company’s domestic and international distributors typically have long-established relationships with retailers/end-users, far-reaching logistics and transportation capabilities, and customer service expertise. The markets for AMVAC products vary by region, target crop, use and type of distribution channel. AMVAC’s distributors are expert at addressing these markets. Internationally, the company sells product either via its sales offices in the Netherlands, Mexico or Cost Rica, via employed sales force executives located in France, Canada and Venezuela, or via sales agents in other territories.

Competition

AMVAC faces competition from many domestic and foreign manufacturers in its marketplaces. Competition in AMVAC’s marketplace is based primarily on quality, efficacy, price, safety and ease of application. Many of our competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality and efficacy of its products, price and the technical service and support given to its customers.

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. In most cases, AMVAC has attempted to position itself in smaller niche markets which are no longer addressed by larger companies.

Manufacturing

Through its four domestic manufacturing facilities (see Item 2, Properties), AMVAC synthesizes many of the technical grade active ingredients that are in its end-use products. Further, AMVAC formulates and packages the majority of its end-use products at its own facilities or at the facilities of third-party formulators.

Raw Materials

AMVAC utilizes numerous companies, as well as internal sources, to supply the various raw materials and components used in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, AMVAC seeks to secure its supply by either long-term (multi-year) arrangements or purchasing on long lead times from its suppliers. AMVAC believes that it is considered to be a valued customer to such sole-source suppliers.

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

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation. The legislation makes it unlawful to sell any pesticide in the United States, unless such pesticide has first been registered by the United States Environmental Protection Agency (“USEPA”) . Substantially all of AMVAC’s products are subject to USEPA registration and re-registration requirements and are registered in accordance with FIFRA. This registration by USEPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment, when it is used according to approved label directions. All states, where any of AMVAC’s products are used, require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

USEPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as testing and the production of new products. AMVAC expensed $17,809, $15,496, and $10,023 during 2012, 2011 and 2010 respectively, related to gathering this information. See also PART II, Item 7 of this Annual Report on form 10-K for discussions pertaining to research and development expenses.

Environmental

During 2012, AMVAC continued activities to address environmental issues associated with its facility in Commerce, CA. (the “Facility”). An outline of the history of those activities follows.

In 1995, the California Department of Toxic Substances Control (“DTSC”) conducted a Resource Conservation and Recovery Act (“RCRA”) Facility Assessment (“RFA”) of those facilities having hazardous waste storage permits. In March 1997, the RFA culminated in DTSC accepting the Facility into its Expedited Remedial Action Program. Under this program, the Facility was required to conduct an environmental investigation and health risk assessment. Depending on the findings of these investigations, the Facility might also be required to develop and implement remedial measures to address any historical environmental impairment.

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

With respect to the site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2011, with oversight provided by the DTSC. Additional review of groundwater and soil data is being conducted in response to federally-mandated initiatives of similarly affected sites. Risk assessment activities have concluded, and the company will prepare and submit a remedial action plan in 2013. Until the remedial action plan has been submitted and comments are received from DTSC, it is uncertain whether the cost associated with further investigation and potential remediation activities will have a material impact on the Company’s financial statements or its results of operations. Thus, the Company is unable to determine whether remediation is probable, nor can the cost of remediation be reasonably estimated (the scope can vary depending upon the risk assessment and many other factors). Accordingly, the Company has not set up a loss contingency with respect thereto.

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at the Axis, AL; Commerce, CA; Marsing, ID; and Hannibal, MO facilities. AMVAC continually adapts its manufacturing process to the environmental control standards of the various regulatory agencies. The USEPA and other federal and state agencies have the authority to promulgate regulations that could have an impact on AMVAC’s operations.

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

Employees

As of December 31, 2012, the Company employed 504 employees. From time to time, due to the seasonality of its business, AMVAC uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Domestic operations

AMVAC is a California corporation incorporated in 1971. It is the Company’s main operating subsidiary. It owns and/or operates the Company’s domestic manufacturing facilities and is also the parent company for all its foreign corporations. AMVAC manufactures, formulates, packages and sells its products predominantly in the USA and, in 2012, in 54 other countries. AMVAC is a wholly owned subsidiary of AVD.

GemChem is a California corporation incorporated in 1991 and purchased by the Company in 1994. GemChem is a national chemical distributor. GemChem, in addition to purchasing key raw materials for the Company, also sells into the pharmaceutical, cosmetic and nutritional markets. Prior to the acquisition, GemChem acted in the capacity of the domestic sales force for the Company (from September 1991). GemChem is a wholly owned subsidiary of AVD.

DAVIE currently owns real estate for corporate use only. See also PART I, Item 2 of this Annual Report. DAVIE is a wholly owned subsidiary of AVD.

On November 30, 2012, AMVAC and TyraTech, formed a Delaware limited liability company, Envance, in which the Company owns 60% of the equity interest. Envance will develop and commercialize pesticide products and technologies in global consumer, commercial, professional, crop protection and seed treatment markets.

Export Operations

In July 2012, the Company formed AMVAC CV and AMVAC BV, which are incorporated in the Netherlands, for the purpose of managing foreign sales on behalf of the Company.

The Company opened an office in 2008 in Costa Rica to conduct business in Costa Rica and other countries in Central America. The office is operated by AMVAC CR and markets chemical products for agricultural and commercial uses.

The Company opened an office in Basel, Switzerland in 2006. The office is operated by AMVAC S. The Company formed the new subsidiary to expand its resources dedicated to business development opportunities.

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

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2012	2011	2010
Export sales	$69,909	$63,454	$39,049
Percentage of net sales	19.1%	21.1%	17.2%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Risk Management

The Company regularly monitors matters, whether insurable or not, that could pose material risk to its operations. The Company’s Board of Directors has formally assumed responsibility for risk oversight; in 2010, the Board formed a Risk Committee, which, consists of three members of the Board of Directors. It should be noted that, usually, all members of the Board attend the regular meetings of the Risk Committee. The committee meets regularly with senior management to evaluate the Company’s risk profile, to identify mitigation measures and to ensure that the Company is prudently managing these risks. In support of the Risk Committee senior management has appointed a risk manager and designated several senior executives to lead teams focused on addressing each of several of the most material risks facing the Company; these groups perform analysis with the benefit of operational knowledge. Over the course of 2012, the company continued to implement an enterprise risk management program, which extends to all areas of potential risk and is intended to serve as a permanent feature in the Company’s operation. In addition, the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks.

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

The regulatory climate has grown increasingly challenging to the Company’s interests both domestically and internationally—Various agencies within the U.S. government continue to exercise increased scrutiny in permitting continued uses (or the expansion of such uses) of older chemistries, including many of the Company’s products and, in some cases, have initiated or entertained challenges to these uses. The challenge of the regulatory climate is even more pronounced in certain other geographical regions, most especially the European Union and Brazil, where the Company faces resistance to the continued use of certain of its products. There is no guarantee that this climate will change in the near term, nor is there any guarantee that the Company will be able to maintain or expand the uses of many of its products in the face of these regulatory challenges.

Use of the Company’s products is subject to continuing challenges from activist groups—Use of agrochemical products, including the Company’s products is regularly challenged by activist groups in many jurisdictions under a multitude of federal and state statutes, including FIFRA, the Food Quality Protection Act, Endangered Species Act, and the Clean Water Act, to name a few. These challenges typically take the form of lawsuits or administrative proceedings against the USEPA and/or other federal or state agencies, the filing of amicus briefs in pending actions, the introduction of legislation that is inimical to the Company’s interests, and/or adverse comments made in response to public comment invited by USEPA in the course of registration, re-registration or label expansion. It is possible that one or more of these challenges could succeed, resulting in a material adverse effect upon one or more of our products.

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation—The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less available, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the USEPA registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

the Company’s products. The Company, on its behalf and also in joint efforts with other registrants, has and is currently furnishing certain required data relative to its products. There can be no assurance, however, that the USEPA will not request that certain tests or studies be repeated or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The manufacturing of the Company’s products is subject to governmental regulations—The Company currently owns and operates three manufacturing facilities in Los Angeles, California; Axis, Alabama; and Marsing, Idaho and owns and has manufacturing services provided in a fourth facility in Hannibal, Missouri (the “Facilities”). The Facilities operate under the terms and conditions imposed by required licenses and permits by state and local authorities. The manufacturing of key ingredients for certain of the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit or a significant increase in the fees for such licenses or permits could impede the Company’s manufacture of one or more of its products and/or increase the cost of production; this, in turn, would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

The Company faces competition in certain markets from manufacturers of genetically modified seeds—The Company faces competition from larger companies that market genetically modified (“GMO”) seeds in certain of the crop protection sectors in which the Company competes, particularly that of corn. Many growers that have chosen to use GMO seeds have reduced their use of the types of pesticides sold by the Company. Further, the federally mandated “refuge acre” requirement for corn (which, in the name of preventing pest resistance, required growers using GMO seeds to set aside a percentage of their planting acres for non-GMO seed), has been sharply reduced. There is no guarantee that the Company will maintain its market share or pricing levels in sectors that are subject to competition from GMO seed marketers or that federal mandates to set aside acreage for non-GMO seed will continue.

The Company is dependent upon certain sole source suppliers for certain of its active ingredients—In conjunction with the purchase and/or licensing of various product lines (including Mocap, Nemacur, Impact® and Force®), the Company has been required by sellers/licensors to enter into multi-year supply arrangements under which such counterparties are the sole source of either active ingredients and/or formulated end-use product. In some cases, the manufacturer has been unable to deliver the volume of product necessary to meet the Company’s demand. Further, certain manufacturers have expressed a desire to discontinue production of such goods earlier than anticipated. In one case, the manufacturer has entered the market as a competitor. There is no guarantee that these sole source manufacturers will be willing or able to supply these products to the Company reliably, continuously and at the levels anticipated by the Company or required by the market. In addition, while the Company is making efforts to transfer production of certain of these products to its own facilities, there is no guarantee that these initiatives will be successful or that they will be completed in a timely fashion so as to permit the Company to meet market demand in the short to mid-term. If these sources prove to be unreliable and the Company is not able to supplant or otherwise second source these manufacturers, it is possible that the Company will not realize its projected sales, which, in turn, could adversely affect the Company’s results of operation.

The Company may be subject to environmental liabilities—While the Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment and its workforce, federal and state authorities may nevertheless seek fines and penalties for violation of the various laws and governmental regulations. Further, these various governmental agencies could, among other things, impose liability on the Company for cleaning up the damage resulting from the release of pesticides and other agents into the environment. In addition, while the Company continually adapts its manufacturing processes to the environmental control standards of regulatory authorities, it cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. In the event of such contamination or injury, the Company may be held liable for significant damages or fines. In the event that such damages or fines are assessed, it could have a material adverse effect on the Company’s financial condition and results of operation.

The Company’s business may be adversely affected by cyclical and seasonal effects—Demand for the Company’s products tends to be seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. For example, the end user of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and therefore may reduce the Company’s revenues and profitability. There can be no assurance that the Company will adequately address any adverse seasonal effects.

The Company faces competition from generic competitors that source product from countries having lower cost structures—The Company continues to face competition from competitors that may enter the market through making offers to pay data compensation and then subsequently may source material from countries having lower cost structures

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

(typically India and China). These competitors typically tend to operate at thinner gross margins and, with low costs of goods, can drive pricing and profitability of subject product lines downward. Further, such competitors typically spend little on product stewardship and employ few personnel within the United States. In effect, they may attempt to commoditize all products which they distribute; that is, they operate by offering the lowest price goods. There is no guarantee that the Company will maintain market share over generic competitors or that such competitors will not offer generic versions of the Company’s products in the future.

The Company’s key customers typically carry competing product lines and may be influenced by the Company’s larger competitors—A significant portion of the Company’s products are sold to national distributors in the United States, who also carry product lines of competitors that are much larger than the Company. Typically, revenues from the sales of these competing product lines and related program incentives constitute a greater part of our distributors’ income than do revenues from sales and program incentives arising from the Company’s product lines. Further, these distributors are often under pressure to market competing product lines in favor of the Company’s. In light of these facts, there is no assurance that such customers will continue to market our products aggressively or successfully or that the Company will be able to influence such customers to continue to purchase our products instead of those of our competitors.

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

Foreign currency and interest rate risk and the use of derivative instruments and hedging activities—The Company engages in global business transactions. Where possible, the Company does business in its functional currency. However, there are certain situations in which the Company is unable to transact in its functional currency and engages in agreements that require settlement in a different currency. The Company may enter into derivative instruments to manage foreign currency risk of these agreements; in other words, it may, from time to time establish a forward exchange rate at the point of placing a purchase order and thereby insure the Company against movement in the exchange rate. In addition, the Company may use interest rate derivatives to manage interest rate expense generated by variable rate debt. The Company has in place one fixed interest rate swap with the objective of reducing the Company’s exposure to movements in the LIBOR rate over time. This is required as a condition of the Company’s Senior Credit Facilities agreement.

Dependence on the Company’s banking relationship—The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s primary bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. The Company reviews the creditworthiness of its banks on a quarterly basis via credit agencies and also has face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group. In light of the uncertainties in global financial markets, there is no guarantee, however, that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

The Company is dependent on a limited number of customers, which makes it vulnerable to the continued relationship with and financial health of those customers—In 2012, three customers accounted for 53% of the Company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company’s financial condition and results of operation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

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

On March 7, 2008, AMVAC acquired from BCS LP a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and two of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS LP agreed to enter into a master processor agreement under which AMVAC provides certain third party manufacturing services to BCS LP on an ongoing basis that continues in 2013.

On October 1, 2012, AMVAC BV entered into a lease for approximately 215 square meters of office space located at Houten, the Netherlands. The lease has a 3 year term. These offices will serve as the headquarters of the Company’s international sales function, including customer service, finance, regulatory and planning/logistics.

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

A. DBCP Cases

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product.

At present, there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua, while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Only two of the suits (Suazo and Castillo, indicated below) filed in Nicaragua have been served on AMVAC. It should be noted that Nicaraguan plaintiffs had not been able to obtain domestic enforcement of decisions rendered by Nicaraguan courts. The Eleventh Circuit recently upheld a U.S. District Court’s refusal to enforce a $97,000 Nicaraguan judgment rendered against certain US-based DBCP defendants finding, among other things, lack of international due process.

As described more fully below, activity in domestic cases during 2012 is as follows: in Hawaii, Patrickson, et. al. v. Dole Food Company, et. al which had been dismissed in 2011, remains on appeal; and Adams, from which co-defendant Dole was dismissed, is on appeal with respect to such dismissal and, at any rate, involves claims that pre-dated AMVAC’s sales into the relevant market. In Louisiana and Delaware, there has been much overlapping activity. Three actions filed in Louisiana state court (Soriano et al) in November 1999 have been dismissed due to expiration of the statute of limitations; similarly, seven cases filed by HendlerLaw, P.C. in U.S. District Court for the Eastern District of Louisiana (Aguilar et al) have been dismissed for the same reason – no appeal has yet been taken in either venue. In Delaware, the Blanco case (involving a single Costa Rican claimant) has survived defendants’ motion to dismiss for expiration of the statute of limitations, the lower court finding that such statute was extended under the doctrine of cross jurisdictional tolling. However, the Delaware Supreme Court has accepted an appeal of this decision. Also, in Delaware, HendlerLaw, P.C. filed nine matters during 2012, eight with the U.S. District Court for the District of Delaware and one before the Delaware state court (Chaverri). Six of the federal matters were identical to claims then pending before the Louisiana courts and, upon defendants’ motion, were dismissed by the Delaware federal court. Two of the eight Delaware cases (Abad-Castillo and Marquinez) (involving claims brought on behalf of 2,700 plantation workers from Costa Rica, Ecuador, Guatemala and Panama) remain pending and are the subject of motions to dismiss.

Delaware Matters

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter is stayed. It is expected that the Delaware Supreme Court will issue its ruling in 2013. Whatever the outcome on appeal, AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the trial court in—Blanco denied defendants’ motion to dismiss), HendlerLaw, P.C., which represents plaintiffs in seven related matters that had been pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Amvac received these complaints by mail on or about July 21, 2012. Six of the eight Hendler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as those appearing in the Hendler – Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler-Delaware cases granted defendants’ motion to dismiss six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims were pending in the Hendler-Louisiana cases where they had been first filed. In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler-Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. Further, with the stay of proceedings in Blanco, the Chaverri action has also been stayed, pending a ruling from the Delaware Supreme Court (as previously described). With respect to the subject matter of Chaverri, at this stage of the proceedings, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitations may apply, and whether claimants used any of defendants’ products. Amvac intends to defend these matters vigorously. Defendant Dole has brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were parties in the Hendler-Louisiana cases. In September 2012, plaintiffs responded to the motion to dismiss, arguing that, in fact, while 14 of the 22 claimants were parties in the Hendler-Louisiana cases, eight of them were not. With respect to the Marquinez matter, the company has filed an answer to the complaint. No discovery has commenced in either of these matters and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency on either of these matters.

Hawaiian Matters

Patrickson, et. al. v. Dole Food Company, et. al

In October 1997, AMVAC was served with two complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Company, et. al (“Patrickson Case”) alleging damages sustained from injuries (including sterility) to banana workers caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants include: Dole Food Company, Shell Oil Company and Dow Chemical Company. The ten named plaintiffs are variously citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The case was also filed as a class action on behalf of other workers allegedly so exposed in these four countries.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal, which is presently pending. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiffs are barred from this action by the applicable statute of limitations. Following the completion of briefing on April 8, 2011, counsel for plaintiffs filed a pleading to withdraw and to substitute new counsel. The court has not ruled on any of the pending motions, nor do the court rules require that the court rule by any particular date. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency for this matter.

Adams v. Dole Food Company et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging that they had testicular cancer due to DBCP exposure: Adams v. Dole Food Company et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Company, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Company was dismissed on the basis of the exclusive remedy of worker’s compensation benefits, as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole, which appeal is pending. A stay has been placed on discovery other than to obtain written records. Recent pleadings included a request for withdrawal of plaintiffs’ counsel and substitution of new counsel. The substitution was denied by the court on November 14, 2012. There is no estimated date of opinion. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Louisiana Matters (Federal)

On June 1, 2011, seven separate actions were filed by HendlerLaw, P.C. in the United States District Court for the Eastern District of Louisiana on behalf of 259 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and AMVAC Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by HendlerLaw, P.C., including, for example, the Mendez case that was dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011). In September 2012, the court granted defendants’ motion for summary judgment based upon the expiration of the applicable statute of limitations. No appeal has been filed. The Company will defend any appeal vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

Louisiana Matters (State)

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. AMVAC, et al. These matters allege personal injuries to about 314 persons (approximately 167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by HendlerLaw, P.C. from the cases being pursued only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by HendlerLaw, P.C. were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new action. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. In

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

November 2012, the court granted defendants’ motion for summary judgment as to all of these cases on the ground that the applicable statute of limitations had expired. No appeal has yet been filed. AMVAC intends to defend any appeal vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Nicaraguan Matters

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Company, Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar, lawsuits filed on behalf of a total of 30 plaintiffs. On January 25, 2006, AMVAC was served with the Suazo and Castillo suits, and in March 2006, counsel in Nicaragua filed objections to jurisdiction over AMVAC in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007, by denying each objection to jurisdiction; this ruling has been appealed.

A review of court filings in Chinandega, Nicaragua, by local counsel has found 85 suits filed pursuant to Public Law 364 that name AMVAC and include approximately 3,592 plaintiffs. However, only two cases, Castillo and Suazo, have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical Company and Dole Food Company, Inc.

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

However, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. One such judgment (not including the Company) was entered in August 2005 for $97,000 for 150 plaintiffs against Dole Food and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802,000 against Dow Chemical Company, Shell Oil Company, Occidental Chemical Corporation, and Standard Fruit Company for some 1,200 plaintiffs. An enforcement action (entitled Osorio) against Dole and Dow for the $97,000 judgment was filed in the U.S. District Court in Miami, Florida. In this enforcement action, on October 20, 2009, the federal court issued a lengthy decision refusing to enforce the judgment on the grounds that Law 364 violated due process of law and that the Nicaraguan courts were not impartial tribunals. The plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeal on March 10, 2010. On March 25, 2011, the United States Court of Appeals for the 11th Circuit upheld the lower court’s decision to refuse to enforce the Nicaraguan judgment under the Florida Recognition Act, finding, among other things, the fact that judgment had been rendered under a system (in Nicaragua) that does not provide procedures compatible with the requirements of due process of law and was contrary to public policy. The 11th Circuit Court did not address whether the Nicaraguan courts “do not provide impartial tribunals” as the district court had found.

With respect to these Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC Brazil with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response during 2013. At this stage, the Company believes that a loss of between $150 and $200 is probable and has set up a loss contingency in the amount of $150.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

	High	Low
Calendar 2012
First quarter	$21.79	$13.00
Second quarter	27.25	21.60
Third quarter	37.51	23.00
Fourth quarter	36.97	27.83
Calendar 2011
First quarter	$9.66	$7.63
Second quarter	14.25	8.31
Third quarter	14.77	9.63
Fourth quarter	14.36	10.70

Holders

As of February 22, 2013, the number of stockholders of the Company’s Common Stock was approximately 7,070, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

Dividends

On December 3, 2012, the Board of Directors declared a cash dividend of $0.10 per share. The dividend was distributed on December 21, 2012, to shareholders of record at the close of business on December 11, 2012.

On September 17, 2012, the Board of Directors declared a cash dividend of $0.07 per share. The dividend was distributed on October 12, 2012, to shareholders of record at the close of business on September 28, 2012.

On March 8, 2012, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 16, 2012, to shareholders of record at the close of business on April 1, 2012.

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

The Company has issued a cash dividend in each of the last sixteen years dating back to 1996.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	705,345	7.70	1,500,000

Total	705,345	7.70	1,500,000

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the S&P 500 Stock Index, and a peer group (Specialty Chemical Industry). The graph assumes that the beginning values of the investments in the Company, the S&P 500 Stock Index, and the peer group of companies each was $100 on December 31, 2007. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 6	SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
Net sales	$366,190	$301,080	$226,859	$205,801	$236,465

Gross profit	$161,125	$123,068	$86,321	$56,898	$100,058

Operating income (loss)	$59,323	$39,226	$19,191	$(6,329)	$36,144

Income (loss) before income tax (benefit) expense	$56,852	$35,223	$16,174	$(9,538)	$32,173

Net income (loss) attributable to American Vanguard	$36,867	$22,068	$10,984	$(5,789)	$20,019

Earnings (loss) per common share(1)	$1.32	$0.80	$0.40	$(0.21)	$0.75

Earnings (loss) per common share—assuming dilution(1)	$1.28	$0.79	$0.40	$(0.21)	$0.73

Total assets	$399,890	$342,558	$280,179	$255,268	$286,937

Working capital	$108,647	$104,713	$69,046	$68,797	$96,357

Long-term debt less current portion	$36,196	$51,917	$53,710	$45,432	$75,748

Stockholders’ equity	$225,436	$187,072	$166,437	$153,087	$155,943

Weighted average shares outstanding—basic(1)	27,914	27,559	27,385	27,120	26,638

Weighted average shares outstanding—assuming dilution(1)	28,756	27,875	27,652	27,120	27,469

Dividends per share of common stock(1)	$0.22	$0.08	$0.03	$0.06	$0.08

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2012, have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon, which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2012. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The 2012 dividends per share include a special dividend of $.10 per share that was declared and paid in December 2012.

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented have been restated to reflect the effects of stock splits and dividends.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations

2012 Compared with 2011:

	2012	2011	Change
Net sales:
Insecticides	$194,060	$137,460	$56,600
Herbicides	89,899	90,782	(883)
Other	45,581	43,826	1,755

Total crop	329,540	272,068	57,472
Non-crop	36,650	29,012	7,638

	$366,190	$301,080	$65,110

Cost of goods sold:
Insecticides	$104,524	$75,771	$28,753
Herbicides	58,016	60,219	(2,203)
Other	24,981	25,730	(749)

Total crop	187,521	161,720	25,801
Non-crop	17,544	16,292	1,252

	$205,065	$178,012	$27,053

Gross margin:
Insecticides	$89,536	$61,689	$27,847
Herbicides	31,883	30,563	1,320
Other	20,600	18,096	2,504

Gross margin crop	142,019	110,348	31,671
Gross margin non-crop	19,106	12,720	6,386

	$161,125	$123,068	$38,057

Gross margin crop	43%	41%
Gross margin non-crop	52%	44%
Total gross margin	44%	41%

The 2012 agricultural market conditions were somewhat better than those of 2011. Persistent strong global demand for food, animal feed, natural fiber and bio-fuel feed stocks continued to spur higher than normal crop commodity prices. As a result, growers invested more heavily in yield enhancing inputs which fueled demand for many of the Company’s most important crop protection products. This was particularly true in corn, where strong demand and a rising crop commodity price led to increased planted acreage in the United States. In 2012, a record 97 million acres of corn were planted; over 87 million acres were harvested; and yield per acre was depressed to approximately 123 bushels from an average yield of closer to 150 bushels in prior years. The drop in yield arose from a persistent drought in parts of the Midwest and Southwest.

This extreme mid-season and late-season drought did not affect the use of the Company’s important granular soil insecticides since these products are applied at the time of planting. The drought of 2012 also affected U.S. cotton growers and destroyed nearly 23% of planted acreage, mostly in Texas. However, in other Southern and Southeastern states weather conditions were somewhat more favorable, allowing AMVAC to achieve excellent sales of its cotton insecticides and harvest defoliants.

Adding to the challenges of meeting excess demand and coping with problematic weather, the continuing practice of planting corn on the same acres year-after-year (versus sequential rotation of corn and soybeans) has intensified primary & secondary insect pest pressure in the Midwest United States. Furthermore, over the past few seasons, growers (particularly of corn) have increasingly adopted the use of conventional chemistry as an important part of integrated pest management, both to control resistant pests and to help improve yield. Additionally, with the widespread use of glyphosate herbicides over the last 15 years, many growers are having to cope with hard-to-control weeds & grasses through other means, including complementary herbicides. As a result, the Company has experienced increased demand for its soil insecticides and post-emergent herbicide products for corn.

Overall financial performance (including net sales and net income) for the year ended December 31, 2012 improved as compared to the same period in 2011. The Company’s total net sales for the period were up 22% to $366,190 compared to $301,080 for the year ended December 31, 2011. Net sales of our crop business in 2012 were $329,540, which constitutes an increase of 21% over the net sales of $272,068 for that segment in 2011. Net sales of our non-crop products in 2012 were $36,650, which constitutes an increase of 26% over the net sales of $29,012 in the same period last year. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop segments appears below.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

In the Crop segment of our business, net sales of insecticides in 2012 increased to $194,060 which represents a 41% increase as compared to $137,460 for the comparable period in 2011. This included approximately 6% related to price and 35% to increased volume. Within this segment, annual net sales of our granular soil insecticides were up more than 50% over 2011, driven by a strong performance from our primary corn soil insecticides – Aztec, Smartchoice®, Counter® and Force. Our Mocap and Nemacur granular insecticides/nematicides benefited from an average 3% selling price increase and remained relatively flat on volume with improved supply of Mocap, offsetting some volume shortfall on Nemacur. Annual net sales of Thimet grew by nearly 33% over the prior year including approximately 5% related to price, primarily on peanut acres, in sugar cane fields and as a preferred substitute for a withdrawn competitive insecticide (aldicarb). Among our non-granular insecticide products, net sales for crop applications grew by 11% led by our foliar cotton insecticide Bidrin. Sales of bifenthrin, permethrin and acephate remained flat with the prior year, as we continued to de-emphasize the applications of these products that have become susceptible to low-priced generic competition.

Within the product group of herbicides/fungicides/fumigants, our crop net sales in 2012 were down about 1% to $89,899 vs. $90,782 in 2011. Within this group, we had mixed results. Net sales of our herbicide products were down 24%, resulting from the timing of sales and supply availability for our post-emergent corn herbicide, Impact. Actual “on-the-ground” use of Impact increased 22% in 2012 despite supply limitations and the effects of the severe Midwest summer drought. Our fumigants sales volume increased approximately 3% as our Vapam and K-Pam® products continue to be domestic market leaders in this product category. Net sales of our fungicides were up 36% in 2012, as we continue to recapture market share in potatoes with our PCNB product range. There were no price increases on PCNB.

Within the crop segment of other products group (which includes plant growth regulators, molluscicides and third party manufacturing activity), we experienced an increase of 4% in net sales during 2012, $45,581 vs. $43,826 in 2011. We had record sales performance for Folex, a defoliant used in cotton harvest management. This included slightly lower overall volumes in line with cotton acres harvested but increased pricing as the market recognized the benefits of this brand. NAA®, our leading plant growth regulator, primarily used in apples to stop apple drop, the return of bloom and later in the season for thinning blossom, had a significant gain of 31%. Net sales of metaldehyde, (a molluscicide) were up 5% over the comparable 2011 period; and third party manufacturing revenues decreased by approximately 28% in 2012 as compared to 2011.

Within our non-crop segment, 2012 net sales were up over 26% to $36,650 vs. $29,012 compared to 2011. Naled® sales (our Dibrom brand mosquito adulticide) were up by 19% (including average 6% selling price increase), with moderate storm and hurricane activity and despite continued drought conditions in portions of the Southeast. Net sales of pest strips increased 20% in volume and approximately 4% in selling price as compared to the prior year, as professional pest control operators continue to recognize that these products are among the most effective residual pest deterrents in commercial applications. Additionally, net sales of our PCNB fungicide for turf uses tripled, as we continue to recover market share following our reentry to the market. The Company has yet to re-enter the Canadian market following the expiration of its registration at the end of 2010. We are also pleased to report that initial sales from Envance (our new Joint Venture with TyraTech) were recorded in the weeks leading up to December 31, 2012. The business sells very effective organic aerosol products through Home Depot stores. These products target crawling, flying or stinging insects. Offsetting these gains, we experienced a decline in Pharmaceutical sales of approximately 26% primarily due to generic competition from China.

Our cost of sales for 2012 was $205,065 or 56% of net sales. This compared to $178,012 or 59% of net sales for 2011. The decline in cost of sales as a percentage of net sales in 2012 arose primarily from these factors. In 2012 the Company continued to focus on selling those products having higher margins or lower costs. This included a further drop in manufacturing activities for third parties as increased demand for plant capacity generated less incentive to drive this aspect of the business. Typically, such activities enable us to cover costs but do not generate much, if any, gross profit. Furthermore, our sales in 2012 have been focused on our strongest brands that are targeted at specific problems that have been impacting agriculture in the year and products that tend to have strong margin performance throughout the supply chain. As detailed in

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

the table, the change in volume, mix, price and manufacturing activity resulted overall in a 3% improvement in gross margin to 44% in 2012 as compared to 41% for the same period of the prior year. This included the benefit of selling prices that increased on average by 5% offset by approximately 2% increase in raw material costs.

Operating expenses in 2012 increased by $17,960 to $101,802 or 28% of sales as compared to $83,842 or 28% in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$25,869	$23,318	$2,551
General and administrative	29,715	21,429	8,286
Research, product development and regulatory	20,750	18,041	2,709
Freight, delivery and warehousing	25,468	21,054	4,414

	$101,802	$83,842	$17,960

•

Selling expenses increased by $2,551 to end at $25,869 for the year ended December 31, 2012, as compared to the same period of 2011. The main driver for increased overall cost was from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support our growing business.

•

General and administrative expenses increased by $8,286 to $29,715 for the year ended December 31, 2012, as compared to the same period of 2011. The main reasons for the increased costs are; first, stock based and incentive compensation as a result of our improved overall financial performance; second, legal and consulting costs related to product defense, creation of our new international structure and creation of our new majority owned subsidiary; third, additional headcount supporting our expanding business.

•

Research, product development costs and regulatory expenses increased by $2,709 to $20,750 for the year ended December 31, 2012, as compared to the same period of 2011. This is mainly due to product defense and development cost in support of our expanding business plus key product development and research headcount.

•	Freight, delivery and warehousing costs for the year ended December 31, 2012 were $25,468 or 7% of sales as compared to $21,054 or 7% of sales for the same period in 2011.

Total Interest expense was $2,466 in 2012, as compared to $3,457 in 2011. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2012			2011
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$50,957	$1,885	3.7%	$58,186	$1,970	3.4%
Real estate	—	—	—	—	1	—
Working capital revolver	—	—	—	1,990	79	4.0%

Average	50,957	1,885	3.7%	60,176	2,050	3.4%

Notes payable on product acquisitions and asset purchases	6,291	218	3.5%	12,732	480	3.8%

Interest income		(1)			(3)
Capitalized interest	—	(400)	—	—	(109)	—
Amortization of deferred loan fees	—	129	—	—	129	—
Amortization of other deferred liabilities	—	598	—	—	896	—
Other interest expense	—	37	—	—	14	—

Total	$57,248	$2,466	4.3%	$72,908	$3,457	4.7%

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company’s average overall debt for the year ended December 31, 2012 was $57,248 as compared to $72,908 for the comparable period of the previous year. During the year we operated the business without accessing our revolving debt facility by continued focus on inventory, receivables and program management. As can be seen from the above table, on a gross basis, our effective interest rate increased to 3.7% as compared to 3.4% last year. The increase is caused by the fixed interest rate swap, which is required as part of the Company’s credit agreement. After deductions of capitalized interest and including expenses related to the amortization of deferred liabilities, our effective rate was 4.3% for 2012 as compared to 4.7% in 2011. This is a reduction in comparison to the prior year primarily as a result of lower amortization of discounting on deferred liabilities related to product line acquisitions.

Income tax expense for 2012 amounted to $20,026 as compared to $13,155 for 2011. The 2012 effective tax rate was 35.2%, as compared to an effective rate of 37.3% for 2011. The decrease in effective tax rate is primarily due to increased benefit from domestic production activities, Alabama income tax capital credit and the deductible stock based compensation.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012 of a benefit of approximately $250 will be recognized in 2013.

Net income attributable to American Vanguard increased 67% ended at $36,867 or $1.28 per diluted share in 2012 as compared to $22,068 or $.79 per diluted share in 2011.

The 2011 financial statements have been revised to appropriately reflect the correct application of generally accepted accounting principles. The 2011 balance sheet has been revised to reflect an increase in current deferred tax assets by $3,417 and an increase in non-current deferred tax liabilities by a similar amount which was previously incorrectly presented on a net basis with the Company’s non-current deferred tax liabilities. This revision had no impact on previously reported 2011 amounts for stockholders’ equity, gross margin, net income, earnings per share or cash flows from operations. The Company concluded that this revision was not material to previously issued financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

We believe that the combination of our cash flows from operations, current cash on hand and the availability under the Company’s credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent of significant growth in the future, our operating and investing activities will use cash and, consequently, this growth may require us to access some or all of the availability under the credit facilities. It is also possible, that additional sources of finance may be necessary to support additional growth.

The following summarizes our contractual obligations at December 31, 2012, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$46,000	$10,000	$36,000	$—	$—
Note payable on product acquisitions and asset purchases[1] (1)	6,443	6,247	140	56	—

Sub-total long-term debt	52,443	16,247	36,140	56	—
Estimated interest liability(2)	3,008	1,632	1,376	—	—
Accrued royalty obligations	1,073	127	353	213	380
Deferred earn outs on product acquisitions	4,671	1,683	2,947	41	—
Employment agreements	4,093	1,027	2,471	595	—
Operating leases – rental properties	4,319	807	1,649	558	1,305
Operating leases—vehicles	772	273	487	12	—

	$70,379	$21,796	$45,423	$1,475	$1,685

[1]

The interest related to notes payable on product acquisitions and asset purchases is the amortization of the discounting on the deferred liabilities related to product acquisitions that occurred in December 2010.

(1)	Under the terms of the credit facility, the deferred payment on product acquisitions made in December 2010 and payable in January 2013, may be paid using the delayed draw facility within the term debt

(2)	Estimated interest liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The working capital revolving line has been assumed to be constant (i.e. zero) throughout the remaining term. As noted above in this report, all of our debt is linked to LIBOR rates.

There were no off-balance sheet arrangements as of December 31, 2012.

Under the terms of the credit facility, all debt outstanding is due when the agreement expires on January 10, 2016.

In addition to the above contractual obligations, $282 of unrecognized tax liabilities have been recorded as liabilities as of December 31, 2012 and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $20 as of December 31, 2012.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations

2011 Compared with 2010:

	2011	2010	Change
Net sales:
Insecticides	$137,460	$84,500	$52,960
Herbicides	90,782	86,780	4,002
Other	43,826	32,113	11,713

Total crop	272,068	203,393	68,675
Non-crop	29,012	23,466	5,546

	$301,080	$226,859	$74,221

Cost of goods sold:
Insecticides	$75,771	$52,904	$22,867
Herbicides	60,219	54,260	5,959
Other	25,730	18,312	7,418

Total crop	161,720	125,476	36,244
Non-crop	16,292	15,062	1,230

	$178,012	$140,538	$37,474

Gross margin:
Insecticides	$61,689	$31,596	$30,093
Herbicides	30,563	32,520	(1,957)
Other	18,096	13,801	4,295

Gross margin crop	110,348	77,917	32,431
Gross margin non-crop	12,720	8,404	4,316

	$123,068	$86,321	$36,747

Gross margin crop	41%	38%
Gross margin non-crop	44%	36%
Total gross margin	41%	38%

2011 agricultural market conditions were generally better than those of 2010. Strong global demand for food, animal feed, natural fiber and bio-fuel feed stocks spurred higher than normal crop prices. In light of these market conditions, growers invested more heavily in yield enhancing inputs which fueled demand for many of the Company’s most important crop protection products. Rising crop commodity prices also led to an increase in acreage planted for many crops in the United States, particularly corn and cotton, which are important to our business. In 2011, a near record 92,000+ acre of corn were planted and cotton acreage expanded to 13,000 acres from 11,000 acres one year ago and just 9,000 acres two years ago.

In addition, the practice of planting corn on the same acres year-after-year (referred to as “corn-on-corn” as opposed to rotating crops) gave rise to greater primary & secondary insect pest pressure in the Midwest United States. Further, years of continuous application of glyphosate herbicides has led to resistant weeds & grasses and increased the need for complementary/auxiliary herbicide use. Also, the wide-spread use of genetically modified seeds/plants in U.S. corn during the last decade has engendered resistance among some soil insects that had been controlled by genetic plant defenses. The cumulative effect of all these factors led to increased demand for the type of crop protection products for corn that the Company supplies.

Overall financial performance (including net sales and net income) for the year ended December 31, 2011 improved as compared to the same period in 2010. Our net sales for the period were up approximately 33% to $301,080 as compared to $226,859 for the year ended December 31, 2010. Net sales of our crop business in 2011 were $272,068 which constitutes an increase of about 34% over the net sales of $203,393 in 2010. Net sales of non-crop products for the period were $29,012, which constitutes an increase of about 24% over the net sales of $23,466 in the same period last year. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop segments appears below.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Further, the Company’s 2011 sales benefited from the acquisition of several new products acquired in the second half of 2010. The addition of the insecticides Aztec 2.1, Mocap and Nemacur accounted for approximately half of the Company’s $68,675 year-over-year gain in crop sales. We also benefitted from the withdrawal of a competitive insecticide product in the U.S. market, which yielded improved sales of our granular insecticide Thimet.

With respect to our crop segment, net sales of our insecticides in 2011 were up strongly to $137,460 representing an increase of approximately 63% as compared to $84,500 for the comparable period in 2010. Within this segment, annual net sales of our granular soil insecticides were up approximately 125% over the same period, driven by a strong performance from our primary corn soil insecticides – Aztec, Smartchoice, Counter and Force. This product group also benefitted from the newly acquired Mocap and Nemacur granular insecticides/nematicides which were purchased in December 2010 – despite the fact that we experienced a shortfall in supply of Mocap during 2011 from our source. Annual net sales of Thimet grew by more than one half over the prior year due to increased peanut acres, increased use for nematode control in sugar cane and the above-mentioned substitution for a withdrawn competitive insecticide (aldicarb). Among our non-granular insecticide products, overall net sales declined by nearly 12%. Our foliar cotton insecticide, Bidrin, decreased compared to the prior year due to severe drought conditions in the Southern region. Further, sales of bifenthrin, permethrin and orthene declined approximately 27% as we de-emphasize the applications of these products that have become susceptible to low-priced generic competition; however, despite the drop in net sales, we experienced improved overall levels of gross profit from these three products. Offsetting these declines, sales of our Dibrom insecticide, which has historically been used primarily for mosquito control, continued to expand in crop/citrus applications.

Within the product group of herbicides/fungicides/fumigants, net sales in 2011 were up about 5% over the 2010 year ($90,782 vs. $86,780). Within this group we had mixed results. Net sales of our herbicide products were up 13%, led by our post-emergent corn herbicide, Impact, which Midwest farmers use as a highly effective product to combat the increasing challenge of glyphosate tolerant weeds. Our fumigants sales were up modestly as our Vapam and K-Pam products continue to be U.S. market leaders in this product category. Net sales of our fungicides, however, were down during 2011 as compared to 2010; this was due to the fact that all domestic sales of PCNB were suspended following the issuance of a SSURO in August 2010, partially offset by the issuance of new labels in November 2011.

Within the segment of other products (which includes plant growth regulators, molluscicides and third party manufacturing activity), we experienced a nearly 36% increase in net sales during 2011 as compared to 2010 ($43,826 vs. $32,113). This increase is primarily due to strong sales of Folex, a defoliant used in cotton harvest management; while certain cotton regions experienced severe drought conditions, in other areas, cooler than normal conditions caused the growers to use the product at higher use rates. Net sales of Folex were also positively impacted by our acquisition of the domestic Def (tribufos) product line in late July 2010. Partially offsetting Folex’s gains was a slight drop in net sales of NAA, a plant growth regulator primarily used in apples to stop apple drop, the return of bloom, and for thinning blossom. Net sales of metaldehyde (a molluscicide) were approximately flat over the comparable 2010 period; and third party manufacturing revenues decreased by approximately $4,000 in 2011 as compared to 2010. Finally, it should be noted that, included in sales in 2010 was data compensation in the amount of $868. There was no similar revenue recorded in 2011.

Within our non-crop segment, net sales were up by about 24% ($29,012 v. $23,466) compared to 2010. On the positive side, Naled sales were up despite limited hurricane activity and persistent drought conditions in the Southwest, early season river flooding caused greater pest pressure and spraying activity. In the same segment, net sales of pest strips increased 17% over the prior year as professional pest control operators continue to recognize that our active ingredient, DDVP, is one of the most effective general pest control agents available today. Offsetting these gains was a decline in net sales of our PCNB fungicide for turf uses. As mentioned above, all domestic sales had been suspended through late November 2011, when USEPA issued new labels. Consequently, the Company missed most of the turf season. In addition, the Company has yet to re-enter the Canadian market following the expiration of its registration at the end of 2010.

Our cost of sales for 2011 was $178,012 or 59% of net sales. This compared to $140,538 or 62% of net sales for 2010. The decline in cost of sales as a percentage of net sales in 2011 arose primarily from these factors. In 2011 the Company focused on selling those products having higher margins or lower costs. At the same time, we de-emphasized sales of those products that are subject to pricing pressure from generic competition (e.g., acephate, bifenthrin and permethrin) which products typically have a high cost of sales as compared to the market selling price. Further, with increased demand for plant capacity relating to the production of our own products, we allowed a drop in manufacturing activity for third parties. Typically, such activities enable us to cover costs but do not generate much, if any, gross profit. As detailed in the above table, the change in volume, mix, price and manufacturing activity resulted overall in a 3% improvement in gross margin to 41% in 2011 as compared to 38% for the same period of the prior year.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The 2011 financial statements have been revised to appropriately reflect the correct application of generally accepted accounting principles. Net sales and cost of sales for the year ended December 31, 2011 have each been decreased by $3,349 to appropriately reverse an improper gross-up. This revision had no impact on previously reported 2011 amounts for stockholders’ equity, gross margin, net income, earnings per share or cash flows from operations. The Company concluded that this revision was not material to previously issued financial statements.

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

•

Selling expenses increased by $3,665 to $23,318 for the year ended December 31, 2011, as compared to the same period of 2010. The main driver for increased overall cost was from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support our expanded business.

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

•	Freight, delivery and warehousing costs for the year ended December 31, 2011 were $21,054 or 7% of sales as compared to $16,961 or 8% of sales for the same period in 2010.

Total interest expense was $3,457 in 2011, as compared to $3,017 in 2010. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense	2011			2010
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$58,186	$1,970	3.4%	$44,000	$2,474	5.6%
Real estate	—	1	—	1,995	117	5.9%
Working capital revolver	1,990	79	4.0%	14,388	357	2.5%

Average	60,176	2,050	3.4%	60,383	2,948	4.9%

Notes payable on product acquisitions and asset purchases	12,732	480	3.8%	1,767	—	—

Interest income	—	(3)	—	—	—	—
Capitalized interest	—	(109)	—	—	(154)	—
Amortization of deferred loan fees	—	129	—	—	223	—
Amortization of other deferred liabilities	—	896	—	—	—	—
Other interest expense	—	14	—	—	—	—

Total	$72,908	$3,457	4.7%	$62,150	$3,017	4.8%

The Company’s average overall debt for the year ended December 31, 2011 was $72,908 as compared to $62,150 for the comparable period of the previous year. Early in the year we paid the revolving credit facility down to zero and did not draw further funds as a result of continued focus on inventory, receivables and program management. As can be seen from the table above, on a gross basis, our effective interest rate was 3.4% as compared to 4.9% in 2010. The reduction was as a result of the new credit agreement that was signed on January 10, 2011. After deduction of capitalized interest and including expenses relating to amortization of deferred liabilities, our effective interest rate was 4.7% as compared to 4.8% in 2010. This is effectively flat in comparison to the prior year. It should also be noted that the Company paid out substantially all its program liabilities for the Crop year ended September 30, 2011 during the final quarter of the year. In the prior year approximately 70% of program liabilities were paid in the three months ended December 31, 2010.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Income tax expense for 2011 amounted to $13,155 as compared to $5,190 for 2010. The 2011 effective tax rate is at 37.3%, as compared to an effective rate of 32.1% for 2010. The increase in effective tax rate is primarily due to lower tax benefits from federal and California R&D due to substantially higher pre-tax book income in 2011 as compared to 2010, lower than expected domestic production activities deduction claimed in the 2010 federal income tax return, and the benefit related to stock options in 2010.

Net income ended at $22,068 or $.79 per diluted share in 2011 as compared to $10,984 or $.40 per diluted share in 2010.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

The Company generated $40,424 of cash from operating activities during the twelve months ended December 31, 2012 as compared to $39,266 in the same period of the prior year. Net income of $36,826, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $17,230 ($16,900 in the prior year) plus stock based compensation of $2,329 provided a net cash inflow of $56,385 as compared to $40,962 for the same period of 2011.

As of December 31, 2012, our working capital has increased to $108,647 as compared to $104,713 as of December 31, 2011. This increase was mainly driven by slightly elevated inventory levels as we build in preparation for the start of the new growing season, slightly higher receivable levels following a very strong final quarter. These pressures were substantially offset by increased levels of programs and deferred revenues.

Inventories ended the year at $87,951 up $16,883 as compared to the same period of the prior year. This is a reflection of strong indications from the field about early season demand that will go out to the market in the first and second quarters of 2013. Inventory also increased as a result of receipts into inventory of the Company’s leading herbicide, Impact, which arrived close to year end. It should also be noted that the Company purchases and holds raw material, intermediate or finished goods inventory from time to time based on a single annual purchase from a single source or supplier, potentially resulting in peaks in the carrying value of raw materials. Furthermore, in order to achieve efficient manufacturing runs, the Company may manufacture one time per year of a particular product and then carry high levels of that inventory for a period. Finally, it is a feature of the industry that inventory is carried in anticipation of demand from the market as a result of specific pest pressure or weather conditions, on time schedules that could not accommodate either a purchasing or manufacturing process.

Our program accruals have ended higher than at the end of the prior year despite having paid out 100% of our crop liabilities that were due and payable in the last month of the year. This increase reflects primarily the activity level in the final quarter of the year. As a result, accrued program costs are up $6,425 at December 31, 2012, as compared to December 31, 2011.

A significant factor in our cash performance in 2012 has been the need to respond to market demand for products sold exclusively in our proprietary delivery systems including Smartbox®. Demand has increased to such a degree that in 2012, we made the decision to increase our inventory of long lived packaging supplies. These are treated as other assets and amortized over expected lives of between 2 and 10 years. These items increased by $14,228 during the last two quarters of 2012. Additionally, we have increased supply levels of our patented computerized control systems that support farmer’s demand to improve the intelligence applied to delivering our products exactly in the right areas of the field and at the right application levels. The complex computer controllers are built in the fall and sold to growers in the spring.

We concluded an agreement with TyraTech on November 30, 2012 which involved the purchased of a 10-year license to access their patented technology. The cost of this license is included as an other asset, rather than an intangible asset, because it is not an owned asset.

The Company used $21,101 in investing activities in the twelve months to December 31, 2012 as compared to $6,577 in the same period of 2011. This year we have spent $17,628 on fixed assets primarily focused on continuing to invest in manufacturing infrastructure in support of our growing sales, and $3,473 on intangible assets, involving the purchase of a 10-year license for access to certain patented technology.

Our financing activities utilized net cash of $16,429 in 2012 as compared to providing $2,308 in 2011. The main uses were to make scheduled term loan amortization payments and to pay scheduled deferred payments related to product acquisitions in December, 2010. The Company increased its deferred liabilities primarily due to the TyraTech license

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

agreement mentioned above. This agreement is also the driver for the non-controlling interest which reflects TyraTech’s 40% ownership. The Company received $3,227 from the exercise of stock options and the sales of common stock under its ESPP plan as compared to $580 for the same period of last year. Finally, the Company made dividend payments in the amount of $6,148 during the twelve months to December 31, 2012 as compared to $2,205 in 2011.

This strong cash performance has resulted in the Company being able to report a cash balance at December 31, 2012 of $38,476 as compared to $35,085 at December 31, 2011.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	At December 31, 2012			At December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$36,000	$10,000	$46,000	$46,000	$8,000	$54,000
Notes Payable on product acquisitions and asset purchases	196	6,247	6,443	5,917	6,460	12,377

Total indebtedness	$36,196	$16,247	$52,443	$51,917	$14,460	$66,377

On January 10, 2011, the Company’s main operating subsidiary, AMVAC, as borrower, and affiliates (including the Company), as guarantors, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and letter of credit issuer. The Credit Agreement superseded the First Amendment to Credit Agreement (“First Amendment”) dated as of March 5, 2010 and more fully described in the Company’s Form 8-K filed on March 8, 2010. The Credit Agreement is a $137,000 senior secured lending facility consisting of a revolving line of credit of $75,000 and term loan commitments of $62,000. Also included, in the facility, is an additional accordion feature for up to $50,000. In connection with retiring the entire outstanding balance of the term loans and revolving credit facility (plus accrued interest) of the First Amendment upon termination thereof, on January 10, 2011, AMVAC borrowed $62,000 under the Credit Facility consisting of $62,000 in term loans. These loans bear interest at a variable rate of interest based on LIBOR and the Eurodollar Reserve of the Federal Reserve (“Eurodollar Rate Loan”), or, at AMVAC’s option, a variable rate of interest based upon the prime rate, the Federal Funds rate, and LIBOR (“Alternative Base Rate Loan”). The principal payments of the term loans are payable (a) in equal quarterly installments on or before the last business day of each March, June, September and December (i) through 2012 in the amount of $2,000, and (ii) thereafter through December 2015 in the amount of $2,500, and (b) the remainder, if any, not later than January 10, 2016. Interest accruing on the Eurodollar Rate Loans is payable on the last day of the interest period, which may be one, three or six months, as per borrower’s election. Interest accruing on the Alternate Base Rate Loans is payable monthly, in arrears, on the last day of the month and on the maturity date of any such loan in the amount of interest then accrued but unpaid. Both the senior secured revolving line of credit and the term loans mature on January 10, 2016.

The Company has four key covenants under the Credit Agreement (with which it was in compliance throughout the year and as of December) 31, 2012). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, (3) maintain a certain consolidated fixed charge coverage ratio, and (4) maintain a certain modified current ratio.

At December 31, 2012 total indebtedness was $52,443 as compared to $66,377 at December 31, 2011. At December 31, 2012, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $75,000 under the new credit facility agreement.

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

Recently Issued Accounting Guidance

In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This update primarily makes amendments to various Codifications to (1) conform the format and writing style of certain guidance carried forward without modification from pre-Codification pronouncements, (2) to correct references and provide clarification through updated language, and (3) to relocate guidance within the Codification to a more appropriate location. In addition, ASU No. 2012-4 conforms the use of the term fair value throughout the Codification to reflect fully the measurement and disclosure requirements of FASB ASC Topic 820, Fair Value Measurement and Disclosures (e.g. to replace the terms “market value” and “mark-to-market” with “fair value” and “subsequently measure at fair value,” respectively). The majority of the amendments do not change the accounting practice. However, where applicable, the Company will apply the updates.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. GAAP requirements versus International Financial Reporting Standards (“IFRS”) requirements, the FASB and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

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

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years. However, raw material prices have increased approximately 2% during the course of 2012 and are expected to continue to increase during 2013 and beyond due to the growth in global economies, particularly in China and India. This growth will put further pressure on supply demands of raw materials and will cause continual inflationary pressures to throughout 2013 and 2014.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company’s critical accounting policies and estimates include:

Revenue Recognition and Allowance for Doubtful Accounts—Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized when earned. The procedures are subject to management’s review and from time to time certain sales are excluded until it is clear that the title has passed and there is no further recourse to the Company. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed using either standard quantitative measures based on historical losses, adjusted for current economic conditions or by evaluating specific customer accounts for risk of loss.

Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

Long-lived Assets—The carrying value of long-lived assets is reviewed for impairment quarterly and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the fair value will be determined using valuation techniques such as the present value of expected future cash flows. Management considers the carrying value of long-lived assets to be reasonable.

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

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are re-measured to the functional currency using the end of the period exchange rates. The effects of re-measurement related to foreign currency transactions are included in current profit and loss accounts.

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815, the Company recognizes all derivative instruments as either other assets or other liabilities at fair market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

observable inputs other than Level 1 quoted prices (Level 2). During 2011, the Company entered into a Euro exchange forward contract in the amount of €4,500 for Euro-denominated liabilities that are to be settled in January 2013. These transactions are accounted for in accordance with the ASC 815, as non-designated hedges. The fair value is being recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in earnings.

At December 31, 2012, the Company had in place one interest rate swap contract with a notional amount of $44,250 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(689). Amounts recorded in earnings for hedge ineffectiveness for the period ending December 2012 were insignificant.

The following tables illustrate the impact of derivatives on the Company’s income statement for the year ended December 31, 2012.

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Period Ended December 31
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(472)	$(2,005)	Interest expense	$(721)	$(571)	Interest expense	$(1)	$(1)

Total	$(472)	$(2,005)		$(721)	$(571)		$(1)	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
under ASC 815	Derivative	2012	2011
Foreign exchange contracts	Other income/(expense)	$(160)	$(399)

Total		$(160)	$(399)

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to assets associated with its product acquisitions. The Company adopted the provisions of FASB ASC 320. Under the provisions of FASB ASC 320, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2012 and there were no impairment losses recorded.

Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to our lender group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of December 31, 2012 and 2011 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of December 31, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$160	$—

Interest rate derivative financial instruments (1)	$—	$1,201	$—

As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

(1)	Includes accrued interest expense

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from, or corroborated by, observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan (originally the term loan was $62,000) at any given time.

The Company conducts business in various foreign currencies, primarily in Europe, Mexico, Central and South America. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated, and will continue to mitigate, a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows. As part of an on-going process of assessing business risk, management has identified risk factors which are disclosed in Item 1A. Risk Factors of this Report.

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

Disclosure Controls and Procedures

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, as of December 31, 2012, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2012, the Company’s internal control over financial reporting is effective.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the American Vanguard’s internal control over financial reporting as of December 31, 2012. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 1, 2013

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Company,” “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2013 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2012, is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Except as specifically provided, the information set forth under the captions “Compensation of Executive Officers” and “Information About the Board of Directors and Committees of the Board—Compensation of Directors” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

REPORT OF THE AUDIT COMMITTEE

The responsibilities of the Audit Committee, which are set forth in the Audit Committee Charter, include providing oversight to the Company’s financial reporting process through periodic meetings with the Company’s independent registered public accounting firm and management to review accounting, auditing, internal controls and financial reporting matters. The management of the Company is responsible for the preparation and integrity of the financial reporting information and related systems of internal controls. The Audit Committee, in carrying out its role, relies on the Company’s senior management, including senior financial management, and its independent registered public accounting firm.

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

We have discussed with BDO USA, LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by AU 380 (Communications with Audit Committee). AU 380 requires our independent registered public accounting firm to provide us with additional information regarding the scope and results of their audit of the Company’s financial statements, including with respect to (i) their responsibility under generally accepted auditing standards, (ii) significant accounting policies, (iii) management judgments and estimates, (iv) any significant audit adjustments, (v) any disagreements with management, and (vi) any difficulties encountered in performing the audit.

We have received from BDO USA, LLP, a letter providing the disclosures required by Rule 3526, Communication with Audit Committee Concerning Independence with respect to any relationships between BDO USA, LLP and the Company that in their professional judgment may reasonably be thought to bear on independence. BDO USA, LLP has discussed its independence with us, and has confirmed in such letter that, in its professional judgment, it is independent of the Company within the meaning of the federal securities laws.

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

AUDIT COMMITTEE

Irving J. Thau, Chair

Jerome L. Coben

Lawrence S. Clark

Alfred Ingulli

March 1, 2013

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 101 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning	Additions Charged to		Deductions	Balance at End of Period
	of Period	Costs and Expenses	Other
December 31, 2012	$340	—	$283	—	$623
December 31, 2011	$447	—	$(107)	—	$340
December 31, 2010	$636	—	$(189)	—	$447

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	Chief Executive Officer and Chairman of the Board		Chief Financial Officer and Principal Accounting Officer

	March 1, 2013		March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute		David T. Johnson
	Principal Executive Officer and Chairman of the Board		Principal Financial Officer and Principal Accounting Officer

	March 1, 2013		March 1, 2013

By:	/s/ DEBRA EDWARDS	By:	/s/ JOHN L. KILLMER
	Debra Edwards		John L. Killmer
	Director		Director

	March 1, 2013		March 1, 2013

By:	/s/ LAWRENCE S. CLARK	By:	/s/ CARL R. SODERLIND
	Lawrence S. Clark		Carl R. Soderlind
	Director		Director
	March 1, 2013		March 1, 2013

By:	/s/ IRVING J. THAU	By:	/s/ ALFRED INGULLI
	Irving J. Thau		Alfred Ingulli
	Director		Director
	March 1, 2013		March 1, 2013

By:	/s/ ESMAIL ZIRAKPARVAR	By:	/s/ JEROME L. COBEN
	Esmail Zirakparvar		Jerome L. Coben
	Director		Director
	March 1, 2013		March 1, 2013

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2012 and 2011, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 1, 2013

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands, except per share data)

	2012	2011
Assets
Current assets:
Cash	$38,476	$35,085
Receivables:
Trade, net of allowance for doubtful accounts of $623 and $340, respectively	76,073	68,611
Other	1,230	1,187

	77,303	69,798

Inventories	87,951	71,068
Prepaid expenses	13,710	4,167
Income taxes receivable	—	203
Deferred income tax assets	4,877	3,417

Total current assets	222,317	183,738
Property, plant and equipment, net	45,701	35,537
Intangible assets, net	113,521	116,189
Other assets	18,351	7,094

	$399,890	$342,558

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$16,247	$14,460
Current installments of other liabilities	1,839	1,038
Accounts payable	32,838	23,214
Deferred revenue	20,427	7,571
Accrued program costs	32,335	25,910
Tax payable	1,313	—
Accrued expenses and other payables	8,671	6,832

Total current liabilities	113,670	79,025
Long-term debt, excluding current installments	36,196	51,917
Other liabilities, excluding current installments	5,425	5,955
Deferred income tax liabilities	19,163	18,589

Total liabilities	174,454	155,486

Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,766,730 shares in 2012 and 29,845,047 shares in 2011	3,077	2,985
Additional paid-in capital	54,323	45,966
Accumulated other comprehensive loss	(1,762)	(2,250)
Retained earnings	174,243	143,524

	229,881	190,225
Less treasury stock at cost, 2,310,634 shares in 2012 and 2,260,996 shares in 2011	(4,804)	(3,153)

American Vanguard stockholders’s equity	225,077	187,072
Non-controlling interest	359	—

Total stockholders’ equity	225,436	187,072

	$399,890	$342,558

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Net sales	$366,190	$301,080	$226,859
Cost of sales	205,065	178,012	140,538

Gross profit	161,125	123,068	86,321
Operating expenses	101,802	83,842	67,130

Operating income	59,323	39,226	19,191
Interest expense	2,872	3,569	3,171
Interest income	(1)	(3)	—
Interest capitalized	(400)	(109)	(154)
Extinguishment of debt	—	546	—

Income before provision for income taxes	56,852	35,223	16,174
Income taxes expense	20,026	13,155	5,190

Net income	36,826	22,068	10,984
Net loss attributable to non-controlling interest	(41)	—	—

Net income attributable to American Vanguard	$36,867	$22,068	$10,984

Change in fair value of interest rate swaps	158	(869)	1,094
Foreign currency translation adjustment	330	(933)	201

Comprehensive income	$37,355	$20,266	$12,279

Earnings per common share—basic	$1.32	$0.80	$0.40

Earnings per common share—assuming dilution	$1.28	$0.79	$0.40

Weighted average shares outstanding—basic	27,914	27,559	27,385

Weighted average shares outstanding—assuming dilution	28,756	27,875	27,652

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Interest	Shares	Amount
Balance, December 31, 2009	29,575,562	$2,958	$41,529	$113,496	$(1,743)	$—	2,260,996	$(3,153)	$153,087
Stocks issued under ESPP	60,047	6	480	—	—	—	—	—	486
Cash dividends on common stock ($0.03 per share)	—	—	—	(819)	—	—	—	—	(819)
Foreign currency translation adjustment, net	—	—	—	—	201	—	—	—	201
Stock based compensation	—	—	1,122	—	—	—	—	—	1,122
Changes in fair value of interest swap	—	—	—	—	1,094	—	—	—	1,094
Stock options exercised and grants of restricted stock units	100,319	10	272	—	—	—	—	—	282
Net income	—	—	—	10,984	—	—	—	—	10,984

Balance, December 31, 2010	29,735,928	2,974	43,403	123,661	(448)	—	2,260,996	(3,153)	166,437
Stocks issued under ESPP	54,933	6	459	—	—	—	—	—	465
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,205)	—	—	—	—	(2,205)
Foreign currency translation adjustment, net	—	—	—	—	(933)	—	—	—	(933)
Stock based compensation	—	—	1,994	—	—	—	—	—	1,994
Changes in fair value of interest swap	—	—	—	—	(869)	—	—	—	(869)
Stock options exercised and grants of restricted stock units	54,186	5	110	—	—	—	—	—	115
Net income	—	—	—	22,068	—	—	—	—	22,068

Balance, December 31, 2011	29,845,047	2,985	45,966	143,524	(2,250)	—	2,260,996	(3,153)	187,072
Stocks issued under ESPP	40,116	4	547	—	—	—	—	—	551
Cash dividends on common stock ($0.22 per share)	—	—	—	(6,148)	—	—	—	—	(6,148)
Foreign currency translation adjustment, net	—	—	—	—	330	—	—	—	330
Stock based compensation	—	—	2,950	—	—	—	—	—	2,950
Changes in fair value of interest swap	—	—	—	—	158	—	—	—	158
Stock options exercised and grants of restricted stock units	881,567	88	4,239	—	—	—	49,638	(1,651)	2,676
Excess tax benefits from share based payment arrangements	—	—	621	—	—	—	—	—	621
Non-controlling interest contribution	—	—	—	—	—	400	—	—	400
Net (loss) income	—	—	—	36,867	—	(41)	—	—	36,826

Balance, December 31, 2012	30,766,730	$3,077	$54,323	$174,243	$(1,762)	$359	2,310,634	$(4,804)	$225,436

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

	2012	2011	2010
Increase cash
Cash flows from operating activities:
Net income	$36,826	$22,068	$10,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	13,487	13,546	11,123
Amortization of other long term assets	2,925	1,983	3,258
Amortization of discounted liabilities	818	1,371	—
Stock-based compensation	2,950	1,994	1,122
Tax benefit from exercise of stock options	(621)	—	—
(Decrease) increase in deferred income taxes	(886)	4,711	5,342
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(7,505)	(35,021)	6,967
(Increase) decrease in inventories	(16,883)	2,986	(1,542)
Decrease (increase) in income tax receivable/payable, net	2,137	6,512	(2,583)
Increase in prepaid expenses and other assets	(23,725)	(1,823)	(2,235)
Increase in accounts payable	9,781	8,384	3,095
Increase in deferred revenue	12,856	2,003	5,568
Increase (decrease) in other payables and accrued expenses	8,264	10,552	(7,909)

Net cash provided by operating activities	40,424	39,266	33,190

Cash flows from investing activities:
Capital expenditures	(17,628)	(6,261)	(8,004)
Acquisitions of intangible assets	(3,473)	(316)	(32,677)

Net cash used in investing activities	(21,101)	(6,577)	(40,681)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreement	—	(7,300)	4,700
Payments on long-term debt	(8,443)	(8,429)	(8,107)
Payment on other long-term liabilities	(6,035)	(401)	—
Tax benefit from exercise of stock options	621	—	—
Increase in other notes payable	(51)	20,063	11,586
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	3,227	580	768
Non-controlling interest contribution	400	—	—
Payment of cash dividends	(6,148)	(2,205)	(819)

Net cash (used in) provided by financing activities	(16,429)	2,308	8,128

Net increase in cash	2,894	34,997	637
Effect of exchange rate changes on cash	497	(1,070)	138
Cash at beginning of year	35,085	1,158	383

Cash at end of year	$38,476	$35,085	$1,158

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,891	$2,055	$3,661

Income taxes	$18,048	$6,359	$2,205

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

During the fourth quarter of 2012, the Company formed a new venture and entered into a licensing agreement with the minority partner. As a result of the transactions, the Company recorded $1,073 as additions to intangible asset and related liability.

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

During 2010, the Company completed the acquisition of product lines and recorded intangible assets in the amount of $32,677, of which $20,655 was paid during the period.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share data)

Description of Business, Basis of Consolidation and Significant Accounting Policies

American Vanguard Corporation (the “Company”) is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural and commercial uses. The Company manufactures and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority owned subsidiary, Envance. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2012	2011	2010
Net sales:
Insecticides	$194,060	$137,460	$84,500
Herbicides	89,899	90,782	86,780
Other	45,581	43,826	32,113

Total crop	329,540	272,068	203,393
Non-crop	36,650	29,012	23,466

	$366,190	$301,080	$226,859

Gross profit:
Crop	$142,019	$110,348	$77,916
Non-crop	19,106	12,720	8,405

	$161,125	$123,068	$86,321

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

Cost of Sales—In addition to normal cost centers (i.e., direct labor, raw materials) included in cost of sales, the Company also includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of sales.

Other Than Cost of Sales—Operating Expenses—Operating expenses include cost centers for Selling, General and Administrative, Research and Product Development, Regulatory/Registration, Freight, Delivery and Warehousing.

	2012	2011	2010
Selling	$25,869	$23,318	$19,653
General and administrative	29,715	21,429	17,881
Research, product development and regulatory	20,750	18,041	12,635
Freight, delivery and warehousing	25,468	21,054	16,961

	$101,802	$83,842	$67,130

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

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of operations and were $2,680 in 2012, $2,095 in 2011 and $2,530 in 2010.

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

The components of inventories consist of the following:

	2012	2011
Finished products	$74,900	$61,023
Raw materials	13,051	10,045

	$87,951	$71,068

Revenue Recognition and Allowance for Doubtful Accounts—Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized when earned. The procedures are subject to management’s review and from time to time certain sales are excluded until it is clear that the title has passed and there is no further recourse to the Company. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed using either standard quantitative measures based on historical losses, adjusted for current economic conditions or by evaluating specific customer accounts for risk of loss.

Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator, driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

Long-lived Assets—The carrying value of long-lived assets is reviewed for impairment quarterly and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the fair value will be determined using valuation techniques such as the present value of expected future cash flows. Management considers the carrying value of long-lived assets to be reasonable.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Property, Plant and Equipment and Depreciation—Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s weighted average cost of capital. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing the estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at periodend exchange rates, and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effect of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

Derivative financial instruments and hedge activities— In accordance with FASB ASC 815 Derivatives and Hedging, the Company recognizes all derivative instruments as either other assets or other liabilities at fair market value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2011, the Company entered into a Euro exchange forward contract in the amount of €4,500 for Euro-denominated liabilities that settled in January 2013. These transactions are accounted for in accordance with the ASC 815, as non-designated hedges. The fair value is being recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in earnings.

At December 31, 2012, the Company had in place one interest rate swap contract with a notional amount of $44,250 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(689). Amounts recorded in earnings for hedge ineffectiveness for the period ending December 2012 were immaterial.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to product rights associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350. Under the provisions of FASB ASC 350, identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 2012, and there were no impairment losses recorded.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to our lender group is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk in the assessment of fair value.

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of December 31, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$160	$—

Interest rate derivative financial instruments (1)	$—	$1,201	$—

As of December 31, 2011:
Liability:
Foreign currency derivative financial instrument	$—	$399	$—

Interest rate derivative financial instruments (1)	$—	$1,453	$—

(1)	Includes accrued interest expense.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Per Share Information—FASB ASC 260, requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised as calculated using the treasury stock method.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The components of basic and diluted earnings per share were as follows:

	2012	2011	2010
Numerator:
Net income attributable to American Vanguard	$36,867	$22,068	$10,984

Denominator:
Weighted average shares outstanding—basic	27,914	27,559	27,385
Assumed exercise of stock options—fully dilutive	842	316	267

	28,756	27,875	27,652

Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses at the date that the financial statements are prepared. Actual results could differ from those estimates.

Reclassifications—Certain prior year’s amounts have been reclassified to conform to the current year’s presentation. The Company supplies certain insecticide products to US growers in Smartboxes that are part of a proprietary delivery system that effectively protects farm workers and other end-users from exposure to the Company’s products. The growers purchase these Smartbox systems from the Company. The Company changed its classification and revenue presentation for Smartbox assets in 2012 to more appropriately reflect the accounting for these assets. Historically, the Company classified Smartbox assets in both prepaid expenses and property, plant and equipment. In 2012, the Company reclassified the Smartbox assets to both prepaid expenses and other assets. The comparative presentation for 2011 was changed to increase prepaid expenses by $1,856, increase other assets by $1,880 and decrease property, plant and equipment by $3,736.

Revision of 2011 Financial Statements—The 2011 financial statements have been revised to appropriately reflect the correct application of generally accepted accounting principles. The 2011 balance sheet has been revised to reflect an increase in current deferred tax assets by $3,417 and a decrease in non-current deferred tax liabilities by a similar amount which was previously incorrectly presented on a net basis with the Company’s non-current deferred tax liabilities. Additionally, net sales and cost of sales for the year ended December 31, 2011 have each been decreased by $3,349 to appropriately reverse an improper gross-up. These revisions had no impact on previously reported 2011 amounts for stockholders’ equity, gross margin, net income, earnings per share or cash flows from operations. The Company concluded that these revisions were not material to previously issued financial statements.

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

Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized is reduced for forfeitures as required by FASB ASC 718. Estimated forfeitures recognized in the Company’s Consolidated Statement of Operations reduced compensation expense at December 31, 2012 by $91. The Company estimates that 9.7% of all restricted stock grants that are currently vesting will be forfeited. The Company estimates that 1.1% of all stock option grants that are currently vesting will be forfeited.

As of December 31, 2012, the Company had approximately $840 of unamortized stock-based compensation expenses related to unvested options, which will be recognized over the weighted-average period of 1.0 year. As of December 31, 2012, the Company had approximately $3,697 of unamortized stock-based compensation expenses related to unvested restricted stock, which will be recognized over the weighted-average period of 2.3 years. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

2011
Risk free interest rate	2.26%
Dividend yield	0.05%
Volatility factor	55.31%
Weighted average life (years)	6.0 years

The weighted average grant-date fair values of options granted during 2011 and 2010 were $6.62 and $3.78, respectively. There were no option shares granted during 2012.

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

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

In December 2012, two employees retired, both of whom held options to acquire common stock. At the time of their retirement, options to acquire a total of 13,334 shares of common stock at $7.50 per share were unvested. The Company modified these unvested awards allowing the retiring employees to fully vest. Additionally, the retired employees were given one year to exercise these newly vested awards. At the time of modification, these modified awards were treated as a new grant and their fair value was measured as of the modification date using the Black Scholes model at $23.55 per share, resulting in $314 of additional stock-based compensation expense being recognized in 2012.

The Company values restricted stock grants using the Company’s traded stock price on the date of grant. The weighted average grant-date fair values of restricted stock grants during 2012, 2011, and 2010 were $21.51, $12.30, and $7.59, respectively.

Recently Issued Accounting Guidance

In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This update primarily makes amendments to various Codifications to (1) conform the format and writing style of certain guidance carried forward without modification from pre-Codification pronouncements, (2) to correct references and provide clarification through updated language, and (3) to relocate guidance within the Codification to a more appropriate location. In addition, ASU No. 2012-4 conforms the use of the term fair value throughout the Codification to reflect fully the measurement and disclosure requirements of FASB ASC Topic 820, Fair Value Measurement and Disclosures (e.g. to replace the terms “market value” and “mark-to-market” with “fair value” and “subsequently measure at fair value,” respectively). The majority of the amendments do not change the accounting practice. However, where applicable, the Company will apply the updates.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet. In response to the requests from financial users for comparability on the differences that resulted in offsetting assets and liabilities under U.S. GAAP requirements versus International Financial Reporting Standards (“IFRS”) requirements, the FASB and the International Accounting Standards Board, (“IASB”) jointly issued this update to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is evaluating the effect of this guidance but does not expect it to have a significant impact on its financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 consists of the following:

	2012	2011	Estimated useful lives
Land	$2,458	$2,458
Buildings and improvements	12,537	10,172	10 to 30 years
Machinery and equipment	89,089	75,231	3 to 15 years
Office furniture, fixtures and equipment	8,400	7,884	3 to 10 years
Automotive equipment	312	282	3 to 6 years
Construction in progress	3,363	2,504

	116,159	98,531
Less accumulated depreciation	(70,458)	(62,994)

	$45,701	$35,537

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Term loan, secured by personal property, payable in quarterly principal installments of $2,500 plus interest (2.21% as of December 31, 2012) through December 31, 2015 with remaining unpaid principal due January 10, 2016(a)	46,000	54,000
Notes payable on product acquisitions and asset purchases(b)	6,443	12,377

	52,443	66,377
Less current installments	(16,247)	(14,460)

	$36,196	$51,917

Approximate principal payments on long-term debt at December 31, 2012 is as follows:

2013	$16,247
2014	10,069
2015	10,072
2016	16,055

$52,443

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(a)	On January 10, 2011, the Company’s main operating subsidiary, AMVAC, as borrower, and affiliates (including the Company), as guarantors, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and letter of credit issuer. The Credit Agreement superseded the First Amendment to Credit Agreement (“First Amendment”) dated as of March 5, 2010, and more fully described in the Company’s Form 8-K filed on March 8, 2010. The Credit Agreement is a $137,000 senior secured lending facility consisting of a revolving line of credit of $75,000 and term loan commitments of $62,000. Also included in the facility is an additional accordion feature for up to $50,000. In connection with retiring the entire outstanding balance of the term loans and revolving credit facility (plus accrued interest) of the First Amendment upon termination thereof, on January 10, 2011, AMVAC borrowed $62,000 under the Credit Facility . These loans bear interest at a variable rate of interest based on LIBOR and the Eurodollar Reserve of the Federal Reserve (“Eurodollar Rate Loan”), or, at AMVAC’s option, a variable rate of interest based upon the prime rate, the Federal Funds rate, and LIBOR (“Alternative Base Rate Loan”). The principal payments of the term loans are payable (a) in equal quarterly installments on or before the last business day of each March, June, September and December (i) through 2012 in the amount of $2,000, and (ii) thereafter through December 2015 in the amount of $2,500, and (b) the remainder, if any, not later than January 10, 2016. Interest accruing on the Eurodollar Rate Loans is payable on the last day of the interest period, which may be one, three or six months, as per borrower’s election. Interest accruing on the Alternate Base Rate Loans is payable monthly, in arrears, on the last day of the month and on the maturity date of any such loan in the amount of interest then accrued but unpaid. Both the senior secured revolving line of credit and the term loans mature on January 10, 2016.

(b)	Notes payable on product acquisitions and asset purchases, with one payment of $6,154 due on January 1, 2013; a single remaining term payment on an asset purchase in the amount of $26; a new asset purchase agreement with short term liabilities in the amount of $67.

The Company has four key covenants under the Credit Agreement (with which AMVAC was in compliance throughout the year and is in compliance as of December 31, 2012). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, (3) maintain a certain consolidated fixed charge coverage ratio, and (4) maintain a certain modified current ratio.

At December 31, 2012 total indebtedness is $52,443 as compared to $66,377 at December 31, 2011. At December 31, 2012, based on its performance against the most restrictive covenants listed above, the Company has the capacity to increase its borrowings by up to the maximum limit of $75,000 under the Credit Agreement.

Substantially all of the Company’s assets are pledged as collateral under the Credit Agreement.

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

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at December 31, 2012 and December 31, 2011. These are summarized in the following table:

Indebtedness	December 31, 2012			December 31, 2011
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$36,000	$10,000	$46,000	$46,000	$8,000	$54,000
Notes payable on product acquisitions and asset purchases	196	6,247	6,443	5,917	6,460	12,377

Total indebtedness	$36,196	$16,247	$52,443	$51,917	$14,460	$66,377

The average amount outstanding of the senior secured revolving line of credit during the years ended December 31, 2012 and 2011 was $0 and $1,990. The weighted average interest rate on the revolving credit line during the years ended December 31, 2012 and 2011 was 0.0% and 4.0% respectively.

(3) Income Taxes

The components of income tax expense are:

	2012	2011	2010
Current:
Federal	$17,448	$6,070	$(615)
State	2,528	1,275	61
Foreign	1,027	535	402
Deferred:
Federal	(590)	4,691	4,389
State	(387)	584	953

	$20,026	$13,155	$5,190

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35.0% to income before income tax expense as a result of the following:

	2012	2011	2010
Computed tax expense at statutory federal rates	$19,911	$12,328	$5,660
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	1,947	1,374	742
Domestic production deduction	(1,661)	(826)	(345)
Income tax credits	(395)	(343)	(315)
Other expenses	224	622	(552)

	$20,026	$13,155	$5,190

The components of income before provision for income taxes are as follows:

	2012	2011	2010
Domestic	$53,361	$33,399	$14,811
Foreign	3,491	1,824	1,363

	$56,852	$35,223	$16,174

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2012 and 2011 relate to the following:

	2012	2011
Current:
Inventories	$3,490	$2,681
State income taxes	(431)	(413)
Vacation pay accrual	354	289
Accrued bonuses	2,289	1,445
Bad debt	192	78
Prepaid expenses	(1,490)	(1,432)
Other	473	769

Net deferred tax asset	4,877	3,417

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(21,993)	(20,653)
NOL carryforward	—	244
Tax credit	73	—
Fair value adjustment	460	564
Other	2,297	1,256

Net deferred tax liability	(19,163)	(18,589)

Total net deferred tax liability	$(14,286)	$(15,172)

The following is a roll-forward of the Company’s total gross unrecognized tax liabilities, not including interest and penalties, for the fiscal year ended December 31, 2012:

Gross Unrecognized Tax Liabilities
Balance at December 31, 2011	$227
Additions for tax positions related to the current year	29
Additions for tax positions related to the prior year	26

Balance at December 31, 2012	$282

The Company recognizes accrued interest and penalties related to contingent tax liabilities in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2012, the Company had approximately $20 in interest and penalties related to recognized tax benefits accrued.

It is expected that the amount of unrecognized tax benefits will change within the next 12 months; however we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheet. These changes may be the result of settlement of ongoing audits. At this time, an estimate of the range of the reasonable possible outcomes cannot be made.

The Company believes it is more likely than not that the deferred tax assets detailed in the table above will be realized in the normal course of business. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred United States income tax liability is not practical due to the complexities of a hypothetical calculation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2009 through 2011 tax years. State income tax returns are subject to examination for the 2008 through 2011 tax years.

The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2009. The audit is in the final stage – Joint Committee Review – and the federal tax adjustments are immaterial at this time.

The Company’s research and development credit is currently under audit by the California Franchise Tax Board for the years ended December 31, 2004 through December 31, 2006. The case has been accepted into the settlement program by the Franchise Tax Board’s Settlement Bureau. Currently the Company believes that it has set up an adequate reserve on its claim for refund.

(4) Litigation and Environmental

A. DBCP Cases

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1, 2-dibromo-3-chloropropane (“DBCP”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product.

At present, there are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. Three of these domestic suits were brought by citizens of Nicaragua, while the other domestic suits have been brought by citizens of other countries. These claims are all in various stages and allege injury from exposure to DBCP, including claims for sterility. Only two of the suits (Suazo and Castillo, indicated below) filed in Nicaragua have been served on AMVAC. It should be noted that Nicaraguan plaintiffs had not been able to obtain domestic enforcement of decisions rendered by Nicaraguan courts. The Eleventh Circuit recently upheld a U.S. District Court’s refusal to enforce a $97,000 Nicaraguan judgment rendered against certain US-based DBCP defendants finding, among other things, lack of international due process.

As described more fully below, activity in domestic cases during 2012 is as follows: in Hawaii, Patrickson, et. al. v. Dole Food Co., et. al which had been dismissed in 2011, remains on appeal; and Adams, from which co-defendant Dole was dismissed, is on appeal with respect to such dismissal and, at any rate, involves claims that pre-dated AMVAC’s sales into the relevant market. In Louisiana and Delaware, there has been much overlapping activity. Three actions filed in Louisiana state court (Soriano et al) in November 1999 have been dismissed due to expiration of the statute of limitations; similarly,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

seven cases filed by HendlerLaw, P.C. in U.S. District Court for the Eastern District of Louisiana (Aguilar et al) have been dismissed for the same reason – no appeal has yet been taken in either venue. In Delaware, the Blanco case (involving a single Costa Rican claimant) has survived defendants’ motion to dismiss for expiration of the statute of limitations, the lower court finding that such statute was extended under the doctrine of cross jurisdictional tolling. However, the Delaware Supreme Court has accepted an appeal of this decision. Also, in Delaware, HendlerLaw, P.C. filed nine matters during 2012, eight with the U.S. District Court for the District of Delaware and one before the Delaware state court (Chaverri). Six of the federal matters were identical to claims then pending before the Louisiana courts and, upon defendants’ motion, were dismissed by the Delaware federal court. Two of the eight Delaware cases (Abad-Castillo and Marquinez) (involving claims brought on behalf of 2,700 plantation workers from Costa Rica, Ecuador, Guatemala and Panama) remain pending and are the subject of motions to dismiss.

Delaware Matters

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter is stayed. It is expected that the Delaware Supreme Court will issue its ruling in 2013. Whatever the outcome on appeal, AMVAC intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the trial court in—Blanco denied defendants’ motion to dismiss), HendlerLaw, P.C., which represents plaintiffs in seven related matters that had been pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Amvac received these complaints by mail on or about July 21, 2012. Six of the eight Hendler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as those appearing in the Hendler – Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler-Delaware cases granted defendants’ motion to dismiss six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims were pending in the Hendler-Louisiana cases where they had been first filed. In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler-Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. Further, with the stay of proceedings in Blanco, the Chaverri action has also been stayed, pending a ruling from the Delaware Supreme Court (as previously described). With respect to the subject matter of Chaverri, at this stage of the proceedings, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Panama. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitations may apply, and whether claimants used any of defendants’ products. Amvac intends to defend these matters vigorously Defendant Dole has brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were parties in the Hendler-Louisiana cases. In September 2012, plaintiffs responded to the motion to dismiss, arguing that, in fact, while 14 of the 22 claimants were parties in the Hendler-Louisiana cases, eight of them were not. With respect to the Marquinez matter, the company has filed an answer to the complaint. No discovery has commenced in either of these matters, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency on either of these matters.

Hawaiian Matters

Patrickson, et. al. v. Dole Food Company, et. al

In October 1997, AMVAC was served with two complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawaii and in the Circuit Court of the Second Circuit, State of Hawaii (two identical suits) entitled Patrickson, et. al. v. Dole Food Co., et. al (“Patrickson Case”) alleging damages sustained from injuries (including sterility) to banana workers caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants include: Dole Food Company, Shell Oil Company and Dow Chemical Company. The ten named plaintiffs are variously citizens of four countries—Guatemala, Costa Rica, Panama, and Ecuador. Punitive damages are sought against each defendant. The case was also filed as a class action on behalf of other workers allegedly so exposed in these four countries.

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal, which is presently pending. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiffs are barred from this action by the applicable statute of limitations. Following the completion of briefing on April 8, 2011, counsel for plaintiffs filed a pleading to withdraw and to substitute new counsel. The court has not ruled on any of the pending motions, nor do the court rules require that the court rule by any particular date. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not set up a loss contingency for this matter.

Adams v. Dole Food Company, et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging that they had testicular cancer due to DBCP exposure: Adams v. Dole Food Company, et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Company, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Company was dismissed on the basis of the exclusive remedy of worker’s compensation benefits, as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole, which appeal is pending. A stay has been placed on discovery other than to obtain written records. Recent pleadings included a request for withdrawal of plaintiffs’ counsel and substitution of new counsel. The substitution was denied by the court on November 14, 2012. There is no estimated date of opinion. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Louisiana Matters (Federal)

On June 1, 2011, seven separate actions were filed by HendlerLaw, P.C. in the United States District Court for the Eastern District of Louisiana on behalf of 259 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and AMVAC Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by HendlerLaw, P.C., including, for example, the Mendez case that was dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011). In September 2012, the court granted defendants’ motion for summary judgment based upon the expiration of the applicable statute of limitations. No appeal has been filed. The Company will defend any appeal vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

Louisiana Matters (State)

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. AMVAC, et al. These matters allege personal injuries to about 314 persons (approximately 167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by HendlerLaw, P.C. from the cases being pursued only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by HendlerLaw, P.C. were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new action. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. In November 2012, the court granted defendants’ motion for summary judgment as to all of these cases on the ground that the applicable statute of limitations had expired. No appeal has yet been filed. AMVAC intends to defend any appeal vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Nicaraguan Matters

In May 2005, two suits filed in Nicaragua in 2004 were received that name AMVAC, The Dow Chemical Company, Dole Food Company, Dole Fresh Fruit, and Standard Fruit Company. The two suits for personal injuries for sterility and reduced sperm counts have been filed on behalf of a total of 15 banana workers: Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04. In December 2005, AMVAC received six additional, similar, lawsuits filed on behalf of a total of 30 plaintiffs. On January 25, 2006, AMVAC was served with the Suazo and Castillo suits, and in March 2006, counsel in Nicaragua filed objections to jurisdiction over AMVAC in these two cases. The court finally ruled on all the defendants’ objections on March 20, 2007, by denying each objection to jurisdiction; this ruling has been appealed.

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

However, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. One such judgment (not including the Company) was entered in August 2005 for $97,000 for 150 plaintiffs against Dole Food Company and other entities. It has also been reported that on December 1, 2006, the Nicaraguan court rendered a judgment for $802,000 against Dow Chemical Company, Shell Oil Company, Occidental Chemical Corporation, and Standard Fruit Company for some

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

1,200 plaintiffs. An enforcement action (entitled Osorio) against Dole and Dow for the $97,000 judgment was filed in the U.S. District Court in Miami, Florida. In this enforcement action, on October 20, 2009, the federal court issued a lengthy decision refusing to enforce the judgment on the grounds that Law 364 violated due process of law and that the Nicaraguan courts were not impartial tribunals. The plaintiffs filed a notice of appeal to the Eleventh Circuit Court of Appeal on March 10, 2010. On March 25, 2011, the United States Court of Appeals for the 11th Circuit upheld the lower court’s decision to refuse to enforce the Nicaraguan judgment under the Florida Recognition Act, finding, among other things, the fact that judgment had been rendered under a system (in Nicaragua) that does not provide procedures compatible with the requirements of due process of law and was contrary to public policy. The 11th Circuit Court did not address whether the Nicaraguan courts “do not provide impartial tribunals” as the district court had found.

With respect to these Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonbly estimable and has not set up a loss contingency for these matters.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC Brazil with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response during 2013. At this stage, the Company believes that a loss of between $150 and $200 is probable and has set up a loss contingency in the amount of $150.

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $982, $870 and $792 in 2012, 2011 and 2010.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An aggregate of approximately 1,000,000 shares of the Company’s Common Stock, par value $.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) may be sold pursuant to the Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors in December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011 following shareholders’ ratification of the extended expiration date. Under the Plan, as amended as of June 30, 2011, 995,000 shares of the Company’s common stock were authorized for sale under the plan, as of December 31, 2012, 941,913 shares remained available for sale.

Shares of common stock purchased through the Plan in 2012, 2011 and 2010 were 40,116, 54,933 and 60,047, respectively.

(6) Major Customers and Export Sales

In 2012, there were three companies that accounted for 24%, 19%, and 10% of the Company’s consolidated sales. In 2011, there were three companies that accounted for 26%, 18% and 11% of the Company’s consolidated sales. In 2010, there were three companies that accounted for 23%, 19%, and 11% of the Company’s consolidated sales. These companies are distributors of the Company’s products.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The Company primarily sells its products to large distributors and buying cooperatives and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 20%, 11% and 7% of the Company’s receivables as of December 31, 2012. The Company had three significant customers who each accounted for approximately 17%, 15% and 9% of the Company’s receivables as of December 31, 2011 and approximately 15%, 12%, and 8% as of December 31, 2010. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Mexico	$17,980	$16,616	$13,887
South & Central America	16,374	11,991	7,541
Europe	9,744	5,931	2,275
Asia	7,308	8,469	5,485
Africa	7,229	8,234	2,575
Australia	4,444	3,395	1,135
Canada	4,320	4,270	5,100
Middle East	2,495	3,876	1,051
Other	15	672	—

	$69,909	$63,454	$39,049

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(7) Royalties

The Company entered into a licensing agreement in December 2012 that requires a minimum annual royalty payable through 2022. In addition, the Company had other royalty agreements in place that extended through December 2012. Those agreements related to the acquisition of certain products as well as various licensing arrangements, none of which contained a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $38, $39 and $38, respectively, for 2012, 2011 and 2010.

(8) Product Acquisitions

All product acquisitions made after January 1, 2009 have been accounted for pursuant to FASB ASC 805.

On October 7, 2011, AMVAC completed the acquisition of the international rights to cotton defoliant product tribufos (sold under the trade name Def ®) from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. This acquisition also complements the U.S. rights to Def that the Company purchased from BCS AG in July 2010 (see below). Both Folex and Def are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid.

On December 20, 2010, AMVAC completed the acquisition of a global product line relating to the active ingredient tebupirimfos from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademarks Aztec®, Azteca® and Capinda®. When combined in a mixture with another active ingredient Cyfluthrin, the resulting dual active ingredient product is a leading insecticide that is registered in the United States as Aztec and Mexico as Azteca, where it is used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

On December 7, 2010, AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, the Ultima® packaging system and the trademarks Mocap and Ultima. Mocap is a leading soil insecticide that is registered in 50 countries where it is used to combat nematode species in a wide range of crops. On December 7, 2010—AMVAC completed the acquisition of a global (except for Europe and Argentina) insecticide product line relating to the active ingredient fenamiphos (sold under the trade name Nemacur®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories and the trademark Nemacur. Nemacur is a leading soil insecticide that is registered in 30 countries for use primarily as a nematicide with additional efficacy against above-ground sucking insects.

On October 14, 2010, AMVAC and Kanesho Soil Treatment completed agreements with Certis-USA regarding the crop protection product Basamid® (dazomet) under which AMVAC will become the exclusive distributor and registration holder for this granular soil fumigant in the United States. Certis-USA, will continue to market Basamid into non-food crop applications under a distribution agreement with AMVAC. Basamid complements the strong market position of AMVAC’s Vapam® & K-Pam® soil fumigant brands. The Company will be developing the use of Basamid for high-valued crop segments such as strawberries, tomatoes, lettuce & spinach and will be responsible for the re-registration of dazomet in the United States.

On July 21, 2010, AMVAC completed the acquisition of the U.S. cotton defoliant product Tribufos (sold under the trade name Def®) from BCS AG. The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. Both are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following schedule represents intangible assets recognized in connection with product acquisitions (See description of Business, Basis of Consolidation and Significant Accounting Policies for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2009	$86,973
Acquisitions during fiscal 2010	32,677
Impact of movement in exchange rates and other adjustments	63
Amortization expense	(4,464)

Intangible assets at December 31, 2010	115,249
Acquisitions during fiscal 2011	316
Impact of movement in exchange rates and other adjustments	(161)
Other Adjustments related to deferred liabilities	6,802
Amortization expense	(6,017)

Intangible assets at December 31, 2011	116,189
Acquisitions during fiscal 2012	3,473
Impact of movement in exchange rates	(118)
Amortization expense	(6,023)

Intangible assets at December 31, 2012	$113,521

During 2012 the Company completed the acquisition of product licenses and recorded intangibles assets in the amount of $3,473, of which $2,400 was paid in the period. Furthermore, the Company made payments in the amount of $7,447 associated with product line acquisitions.

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

During 2010, the Company completed the acquisition of product lines and recorded intangible assets in the amount of $32,677, of which $20,655 was paid during the period. Furthermore, the Company made payments in the amount of $400 associated with product line acquisitions completed in 2008.

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets. Product rights are amortized over their expected useful lives of 25 years. Customer lists are amortized over their expected useful lives of ten years, and trademarks are amortized over their expected useful lives of 25 years.

	2012			2011
$000’s	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product Rights	$139,256	$38,530	$100,726	$135,901	$33,130	$102,771
Customer Lists	1,091	218	873	1,091	109	982
Trademarks	12,941	1,019	11,922	12,941	505	12,436

Total Intangibles	$153,288	$39,767	$113,521	$149,933	$33,744	$116,189

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,
2013	$6,370
2014	6,370
2015	6,370
2016	6,370
2017	6,370
Thereafter	81,671

$113,521

The following schedule represents the Company’s obligations under product acquisition agreements:

Amount
Obligations under acquisition agreements at December 31, 2009	1,200
Additional obligations acquired	32,608
Payments on existing obligations	(20,986)

Obligations under acquisition agreements at December 31, 2010	12,822
Additional obligations acquired	216
Addition of deferred liabilities	6,802
Adjustment to deferred liabilities	(2,857)
FX impact	101
Amortization of discounted liabilities	1,341
Payments on existing obligations	(801)

Obligations under acquisition agreements at December 31, 2011	$17,624
Additional obligations acquired	1,073
Adjustment to deferred liabilities	(216)
FX impact	48
Amortization of discounted liabilities	818
Payments on existing obligations	(7,447)

Obligations under acquisition agreements at December 31, 2012	$11,900

During 2012, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $189. The fair value change had the effect of reducing cost of sales by $0 and operating expenses by $189.

During 2011, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $2,857. The fair value change had the effect of reducing cost of sales by $495 and operating expenses by $2,362.

As of December 31, 2012, of the $11,900 obligations under the product acquisitions, $6,154 is included in debt and $5,746 is in other liabilities for a total of $11,900.

(9) Commitments

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with a twelve-month notice. The long-term ground lease at Marsing is for a period of 25 years

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(commencing in March 2008). Rent expense for the years ended December 31, 2012, 2011 and 2010 was $696, $550 and $392. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2013	$807
2014	817
2015	831
2016	423
2017	135
Thereafter	1,306

$4,319

(10) Research and Development

Research and development expenses which are included in operating expenses were $7,648, $6,555 and $5,876 for the years ended December 31, 2012, 2011 and 2010.

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

In 2010, the Company granted incentive stock options to purchase 729,000 shares of common stock to employees. The options granted in 2010 vest annually over three years. All options granted are non-assignable and non-transferable. In 2011, the Company granted incentive stock options to purchase 20,000 shares of common stock to employees. Of those options, one third of the total option shares vest on each of the first, second, and third anniversaries of the date of grant. All options granted are non-assignable and non-transferable. In 2012, no options were granted.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2012.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2009	1,145,331	—	$7.55	$7.52

Options granted ($7.50)	729,000	—	7.50
Options exercised ($3.94)	(72,000)	—	3.94
Options expired	(315,000)	—	(7.80)

Balance outstanding, December 31, 2010	1,487,331	—	$7.65	$7.77

Options granted, range from $11.32- $13.24	20,000	—	12.28
Options exercised, range from $8.10-$11.30	(48,000)	—	8.63
Options expired	(70,817)	—	12.38

Balance outstanding, December 31, 2011	1,388,514	—	$7.44	$7.26

Options exercised, range from $3.67-$14.99	(659,733)	—	7.05
Options expired	(23,436)	—	10.41

Balance outstanding, December 31, 2012	705,345	—	$7.70	$7.95

Information relating to stock options at December 31, 2012 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	678,666	91	$7.50	166,000	$7.50
$11.32-$14.75	26,679	92	$12.90	13,345	$13.52

	705,345		$7.70	179,345	$7.95

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2011 and 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2011:
Incentive Stock Option Plans:
Outstanding	1,388,514	$7.44	62	$8,494
Expected to Vest	1,375,499	$7.44	61	$8,421
Exercisable	745,514	$7.26	22	$4,834

As of December 31, 2012:
Incentive Stock Option Plans:
Outstanding	705,345	$7.70	91	$16,481
Expected to Vest	699,537	$7.70	91	$16,345
Exercisable	179,345	$7.95	78	$4,147

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $15,910, $4, and $260, respectively. Cash received from stock options exercised during 2012, 2011, and 2010 was $2,996, $414, and $284 respectively. Upon exercise in 2012, the Company also received 49,638 shares which were valued on the day of exercise at $1,651.

Stock Grants

During 2012, the Company issued a total of 248,536 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $13.34 to $34.04 per share based on the publicly traded share prices. The total fair value of $5,346 will be recognized over the related service periods. During 2012, 1,367 shares of common stock granted to employees were forfeited.

During 2011, the Company issued a total of 35,640 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $11.26 to $12.89 per share based on the publicly traded share prices. The total fair value of $411 will be recognized over the related service periods. During 2011, 5,556 shares of common stock granted to employees were forfeited.

During 2010, the Company issued a total of 50,877 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $6.86 to $8.32 per share based on the publicly traded share prices. The total fair value of $401 will be recognized over the related service periods. During 2010, 22,558 shares of common stock granted to employees were forfeited.

A status summary of nonvested shares as of and for the year ending December 31, 2012, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2012	101,640	$11.37
Granted	248,536	$21.51
Vested	(102,992)	$14.57
Forfeited	(1,367)	$20.47

Nonvested shares at December 31, 2012	245,817	$20.23

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share data)

(12) Accumulated Other Comprehensive Income

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2009	$(1,111)	$(632)	$(1,743)
Current period, other comprehensive income	1,094	201	1,295

Balance, December 31, 2010	(17)	(431)	(448)
Current period, other comprehensive income	(869)	(933)	(1,802)

Balance, December 31, 2011	(886)	(1,364)	(2,250)
Current period, other comprehensive income	158	330	488

Balance, December 31, 2012	$(728)	$(1,034)	$(1,762)

(13) Quarterly Data—Unaudited

Quarterly Data—2012	March 31	June 30	September 30	December 31
Net sales	$87,255	$84,837	$89,836	$104,262
Gross profit	37,378	38,346	39,625	45,776
Net income attributable to American Vanguard	8,734	8,744	8,076	11,313
Basic net income per share	.32	.31	.29	.40
Diluted net income per share	.31	.30	.28	.39

Quarterly Data—2011
Net sales	$66,033	$80,062	$73,209	$81,776
Gross profit	26,910	31,681	30,565	33,912
Net income	5,012	6,007	4,618	6,431
Basic net income per share	.18	.22	.17	.23
Diluted net income per share	.18	.22	.16	.23

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, which was filed on March 30, 2004 with the Securities Exchange Commission and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004, which was filed with the Securities Exchange Commission on February 23, 2005 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008, which was filed with the Securities Exchange Commission on May 12, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.3 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.4 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated January 15, 2008 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on March 17, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004, which was filed with the Securities Exchange Commission on May 10, 2005 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.12	American Vanguard Corporation Employee Stock Purchase Plan amended and restated as of June 30, 2011 (incorporated herein by reference).

10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

10.14	Credit Agreement dated as of December 19, 2006 by and among AMVAC Chemical Corporation and certain affiliates and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 which was filed with the Securities Exchange Commission on March 14, 2007 and incorporated herein by reference).

10.15	First Amendment to Credit Agreement dated as of March 5, 2010 by and among AMVAC Chemical Corporation (and certain affiliates) and a syndicate of commercial lenders led by the Bank of the West (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on March 8, 2010 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from American Vanguard Corp’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Filed herewith.