Form 10-Q
period 2013-03-31
AMERICAN VANGUARD CORP
filed 2013-05-03
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Common Stock, $.10 Par Value—28,623,359 shares as of May 1, 2013.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2013	2012
Net sales	$121,537	$87,255
Cost of sales	67,756	49,877

Gross profit	53,781	37,378
Operating expenses	27,628	22,976

Operating income	26,153	14,402
Interest expense	547	735
Interest capitalized	(194)	(36)

Income before provision for income taxes	25,800	13,703
Income tax expense	8,981	4,969

Net income	16,819	8,734
Net loss attributable to non-controlling interest	96	—

Net income attributable to American Vanguard	16,915	8,734

Change in fair value of interest rate swaps	178	22
Foreign currency translation adjustment	407	542

Comprehensive income	$17,500	$9,298

Earnings per common share—basic	$.60	$.32

Earnings per common share—assuming dilution	$.59	$.31

Weighted average shares outstanding—basic	28,269	27,624

Weighted average shares outstanding—assuming dilution	28,879	28,299

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS

	Mar. 31, 2013	Dec. 31, 2012
	(Unaudited)	(Note)
Current assets:
Cash	$9,995	$38,476
Receivables:
Trade, net of allowance for doubtful accounts of $623 and $623, respectively	146,917	76,073
Other	1,294	1,230

	148,211	77,303

Inventories	109,489	87,951
Prepaid expenses	13,909	13,710
Deferred income tax assets	4,877	4,877

Total current assets	286,481	222,317
Property, plant and equipment, net	48,001	45,701
Intangible assets	111,933	113,521
Other assets	28,030	18,351

	$474,445	$399,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$10,070	$16,247
Current installments of other liabilities	1,703	1,839
Accounts payable	63,909	32,838
Deferred revenue	2,279	20,427
Accrued program costs	73,696	32,335
Accrued expenses and other payables	9,564	8,671
Income taxes payable	7,364	1,313

Total current liabilities	168,585	113,670
Long-term debt, excluding current installments	39,878	36,196
Other liabilities, excluding current installments	4,783	5,425
Deferred income taxes	19,163	19,163

Total liabilities	232,409	174,454

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,923,543 shares at March 31, 2013 and 30,766,730 shares at December 31, 2012	3,094	3,077
Additional paid-in capital	55,478	54,323
Accumulated other comprehensive loss	(1,177)	(1,762)
Retained earnings	189,182	174,243

	246,577	229,881
Less treasury stock, at cost, 2,310,634 shares at both March 31, 2013 and December 31, 2012	(4,804)	(4,804)

American Vanguard stockholders’ equity	241,773	225,077
Non-controlling interest	263	359

Total stockholders’ equity	242,036	225,436

	$474,445	$399,890

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2013

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2012	30,766,730	$3,077	$54,323	$174,243	$(1,762)	$359	2,310,634	$(4,804)	$225,436
Stocks issued under ESPP	12,263	2	376	—	—	—	—	—	378
Cash dividends on common stock ($0.07 per share)	—	—	—	(1,976)	—	—	—	—	(1,976)
Foreign currency translation adjustment, net	—	—	—	—	407	—	—	—	407
Stock based compensation	—	—	688	—	—	—	—	—	688
Change in fair value of interest rate swaps	—	—	—	—	178	—	—	—	178
Stock options exercised and grants of restricted stock units	144,550	15	34	—	—	—	—	—	49
Excess tax benefits from share based payment arrangements	—	—	57	—	—	—	—	—	57
Net income (loss)	—	—	—	16,915	—	(96)	—	—	16,819

Balance, March 31, 2013	30,923,543	$3,094	$55,478	$189,182	$(1,177)	263	2,310,634	$(4,804)	$242,036

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2013 and 2012

(Unaudited)

Increase (decrease) in cash	2013	2012
Cash flows from operating activities:
Net income	$16,819	$8,734
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	3,699	3,469
Amortization of other long term assets	836	682
Amortization of discounted liabilities	42	198
Stock-based compensation	688	422
Tax benefit from exercise of stock options	(57)	(43)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(70,908)	(30,300)
Increase in inventories	(21,538)	(3,599)
Increase in prepaid expenses and other assets	(7,027)	(1,568)
Increase in income tax receivable/payable, net	6,108	3,725
Increase in accounts payable	31,250	1,188
Decrease in deferred revenue	(18,148)	(7,571)
Increase in other payables and accrued expenses	40,100	17,065

Net cash used in operating activities	(18,136)	(7,598)

Cash flows from investing activities:
Capital expenditures	(4,396)	(5,718)
Investment	(3,687)	—

Net cash used in investing activities	(8,083)	(5,718)

Cash flows from financing activities:
Net borrowings under line of credit agreement	6,200	—
Payments on long-term debt	(2,500)	(2,000)
Payments on other long-term liabilities	(682)	—
Tax benefit from exercise of stock options	57	43
Decrease in other notes payable	(6,154)	(6,035)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock option)	427	417

Net cash used in financing activities	(2,652)	(7,575)

Net decrease in cash	(28,871)	(20,891)
Cash and cash equivalents at beginning of period	38,476	35,085
Effect of exchange rate changes on cash	390	538

Cash and cash equivalents as of March 31	$9,995	$14,732

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. Property, plant and equipment at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012
Land	$2,458	$2,458
Buildings and improvements	12,634	12,537
Machinery and equipment	89,568	89,089
Office furniture, fixtures and equipment	8,650	8,400
Automotive equipment	312	312
Construction in progress	6,933	3,363

	120,555	116,159
Less accumulated depreciation	(72,554)	(70,458)

	$48,001	$45,701

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished products	$95,035	$74,900
Raw materials	14,454	13,051

	$109,489	$87,951

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2013	2012
Net sales:
Insecticides	$78,867	$55,834
Herbicides	32,986	19,676
Other	3,691	4,379

	115,544	79,889
Non-crop	5,993	7,366

	$121,537	$87,255

	Three Months Ended March 31
	2013	2012
Net sales:
US sales	$103,105	$69,595
International sales	18,432	17,660

	$121,537	$87,255

5. On March 11, 2013, the Board of Directors declared a cash dividend of $0.07 per share. The dividend was distributed on April 19, 2013 to stockholders of record at the close of business on April 5, 2013. Cash dividends paid April 19, 2013 totaled $1,976.

On March 8, 2012, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 16, 2012 to stockholders of record at the close of business on April 1, 2012. Cash dividends paid April 16, 2012 totaled $1,380.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to American Vanguard	$16,915	$8,734

Denominator:
Weighted averages shares outstanding-basic	28,269	27,624
Assumed exercise of stock options and restricted shares-fully diluted	610	675

	28,879	28,299

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	March 31, 2013			December 31, 2012
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Term Loan	$39,700	$10,000	$49,700	$36,000	$10,000	$46,000
Notes payable on product acquisitions and asset purchase	178	70	248	196	6,247	6,443

Total Indebtedness	$39,878	$10,070	$49,948	$36,196	$16,247	$52,443

At March 31. 2013, the Company had in place one interest rate swap contract with a notional amount of $42,375 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(649). Amounts recorded in earnings for hedge ineffectiveness for the period ending March 2013 were immaterial.

The following tables illustrate the impact of derivatives on the Company’s income statement for the quarter ended March 31, 2013.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended March 31

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$(7)	$(163)	Interest Expense	$185	$185	Interest Expense	$—	$(1)

Total	$(7)	$(163)		$185	$185		$—	$(1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange contracts	Other income/(expense)	$—	$120

Total		$—	$120

The Company has four key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, (3) the Company must maintain a certain consolidated fixed charge coverage ratio, and (4) the Company must maintain a certain modified current ratio which compares the on hand value of receivables plus inventory with the level of its working capital revolver debt. As of March 31, 2013 the Company met all covenants in that credit facility.

At March 31, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000 under the credit facility agreement.

8. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform with the March 31, 2013 presentation.

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

Stock Options—During the three months ended March 31, 2013, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2012	705,345	$7.70	$7.95
Options granted	—	—
Options exercised, $7.50	(6,666)	7.50
Options forfeited	(6,667)	7.50

Balance outstanding, March 31, 2013	692,012	$7.71	$7.96

Information relating to stock options at March 31, 2013 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	665,333	88	$7.50	159,333	$7.50
$11.32—$14.75	26,679	89	$12.90	13,346	$13.52

	692,012		$7.71	172,679	$7.96

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2012:
Incentive Stock Option Plans:
Outstanding	692,012	$7.71	88	$15,751
Expected to Vest	686,022	$7.71	88	$15,615
Exercisable	172,679	$7.96	74	$3,886

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $209 and $234, respectively.

As of March 31, 2013, the Company had approximately $609 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the three months ended March 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2012	245,817	$20.23
Granted	145,884	$31.27
Vested	—	—
Forfeited	(8,000)	$22.17

Nonvested shares at March 31, 2013	383,701	$24.39

Restricted stock grants — During the three months ended March 31, 2013, the Company granted a total of 145,884 shares of common stock. Of these, 3,000 shares will vest one-third each year on the anniversaries of the employee’s employment date and the balance will cliff vest after three years of service. The shares granted in 2013 were average fair valued at $31.27 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years. During the three months ended March 31, 2013, there were 8,000 restricted shares that forfeited, which had an average grant-date value of $22.17 per share.

During the three months ended March 31, 2012, the Company granted a total of 207,184 of common stock. The shares will cliff vest after three years of service. The shares granted in 2012 have an average fair value of $20.45 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years. During the three months ended March 31, 2012, there were 82,640 restricted shares that vested, which had an average grant-date value of $11.73 per share and an average vest-date value of $17.58 per share.

During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense related to restricted shares of $479 and $188, respectively.

As of March 31, 2013, the Company had approximately $7,680 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.6 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2012.

A. DBCP Cases - Delaware

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter is stayed. The Delaware Supreme Court heard oral argument in the appeal on April 10, 2013 and is expected to deliver a ruling by the end of July 2013. A similar case (referred to as Chaverri in the Company’s Form 10-K for the period ended December 31, 2012) involving claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama has been stayed pending the ruling by the Delaware Supreme Court.

12. Recently Issued Accounting Guidance—In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.

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

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of March 31, 2013 and December 31, 2012 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of March 31, 2013:
Liability:
Foreign currency derivative financial instrument	$—	$—	$—

Interest rate derivative financial instruments (1)	$—	$1,022	$—

As of December 31, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$160	$—

Interest rate derivative financial instruments (1)	$—	$1,201	$—

(1)	Includes accrued interest expense

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

14. Accumulated Other Comprehensive Income -

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2012	$(728)	$(1,034)	$(1,762)
Current period, other comprehensive income	178	407	585

Balance, March 31, 2013	$(550)	$(627)	$(1,177)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2013	2012	Change
Net sales:
Insecticides	$78,867	$55,834	$23,033
Herbicides	32,986	19,676	13,310
Other	3,691	4,379	(688)

Total Crop	115,544	79,889	35,655
Non-crop	5,993	7,366	(1,373)

	$121,537	$87,255	$34,282

Cost of sales:
Insecticides	$44,497	$28,075	$16,422
Herbicides	17,874	12,723	5,151
Other	1,343	5,087	(3,744)

Total crop	63,714	45,885	17,829
Non-crop	4,042	3,992	50

	$67,756	$49,877	$17,879

Gross margin:
Insecticides	$34,370	$27,759	$6,611
Herbicides	15,112	6,953	8,159
Other	2,348	(708)	3,056

Gross margin crop	51,830	34,004	17,826
Gross margin non-crop	1,951	3,374	(1,423)

	$53,781	$37,378	$16,403

Gross margin crop	45%	43%
Gross margin non-crop	33%	46%
Total gross margin	44%	43%

	2013	2012	Change
Net sales:
US sales	$103,105	$69,595	$33,510
International sales	18,432	17,660	772

	$121,537	$87,255	$34,282

Overall financial performance including net sales and net income for the quarter ended March 31, 2013 is improved as compared to the same period in 2012. Our net sales for the period are up over 39% to $121,537 compared to $87,255 for the first quarter of 2012. Net sales for our crop business are up 45%, while net sales for non-crop products are down 19%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

The first quarter of 2013 was marked by very favorable demand for the Company’s crop protection products, particularly those used in corn. Strong global demand for agricultural outputs has continued to encourage growers to purchase the yield-enhancing products that American Vanguard provides. Relatively wet weather across the central United States has improved the low levels of soil moisture caused by 2011 and 2012 drought conditions, but has also delayed spring crop planting in several Midwestern states. This planting delay is not expected to affect the use of our strong portfolio of soil insecticides.

Across our crop business, net sales of our insecticides group were up over 41% ($78,867 as compared to $55,834) during the first quarter of 2013. Within this segment, net sales of our granular soil insecticides were up approximately 43% over that of the comparable 2012 quarter. Our premier corn soil insecticide Aztec® and our cost effective corn product SmartChoice®, each approximately doubled their sales from the same quarter last year. All other insecticides combined to generate a 17% increase as compared to sales in the same period of the prior year. This included improved sales of Mocap and Nemacur as result of better material availability and reduced sales of Thimet as of result of lower peanut acres. Of this increase approximately 6% relates to price and the balance is driven by volume. Finally, net sales of our three product lines that face generic competition (acephate, bifenthrin and permethrin) were flat compared to the prior year’s first quarter.

Within the group of herbicides/fungicides/fumigants, net sales for the first quarter of 2013 increased by approximately 68% ($32,986 from $19,676) over the comparable period in 2012. Net sales of our herbicide products were up approximately 3-fold quarter-over-quarter, due primarily to increased sales of our post-emergent corn herbicide, Impact®. Of this increase approximately 6% relates to price and the balance is driven by volume. Supply availability of Impact has been greatly improved for the 2013 season and we are working closely with our co-marketing partner Monsanto, to incentivize corn growers to use Impact with Monsanto’s Roundup herbicides to address the challenge of elevated weed pressure in particular areas by utilizing multiple modes of action as part of an integrated pest management approach.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were down approximately 16% as compared to the first quarter of 2012. This is a result of a decline in manufacturing/tolling activities for other parties. Excluding this activity, sales of the “other” product group increased nearly 22% on a doubling of NAA sales and the inclusion of sales of the new Envance Technologies consumer pest products enterprise.

Our non-crop sales ended the first quarter of 2013 at $5,993 as compared to $7,366 for the same period of the prior year. This reduction was primarily driven by sales of our foliar mosquito adulticide Dibrom® which were down 66% in the first quarter as a result of weather driven demand pushing sales later in the year.

Our cost of sales for the first quarter of 2013 was $67,756 or 56% of net sales. This compared to $49,877 or 57% of net sales for 2012. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including sub contract costs) and factory operating costs. Raw material costs increased by 35% in the quarter ended March 31, 2013 as compared to the same period of the prior year. This supported sales revenue that increased 39% and average cost increases of 1.4%. During 2013 the Company continued to focus on selling higher margin and higher priced products and de-emphasized lower margin, lower priced products facing generic competition.

Our factory operating costs (which include fixed and semi variable costs) increased by 35% supporting the increase in sales revenue referenced above and approximately a 3% increase in inflation. The changes in selling price, volume, product mix and cost of sales resulted overall in a 1% improvement in gross margin to 44% in 2013 as compared to 43% for the same period of the prior year.

Operating expenses increased by $4,652 to $27,628 for the three months ended March 31, 2013 as compared to the same period in 2012. The differences in operating expenses by department are as follows:

	2013	2012	Change
Selling	$7,231	$5,714	$1,517
General and administrative	10,211	6,052	4,159
Research, product development and regulatory	4,545	5,505	(960)
Freight, delivery and warehousing	5,641	5,705	(64)

	$27,628	$22,976	$4,652

•

Selling expenses increased by $1,517 to end at $7,231 for the three months ended March 31, 2013, as compared to the same period of 2012. The main drivers are increased technical field sales support for our key corn market, advertising for our brands and increased field sales expenses.

•

General and administrative expenses increased by $4,159 to end at $10,211 for the three months ended March 31, 2013 as compared to the same period of 2012. This arises primarily from additional incentive compensation costs in response to the very strong first quarter performance and continued stock based compensation costs, increased legal expenses as we work through a data compensation matter, increased insurance costs reflecting our increasing business and work on our corporate branding initiative.

•

Research, product development costs and regulatory expenses decreased by $960 to $4,545 for the three months ended March 31, 2013, as compared to the same period of 2012. This is mainly due to timing of requirements for studies on our existing products.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2013 were $5,641 or 4.6% of sales as compared to $5,705 or 6.5% of sales for the same period in 2012. This trend is due largely to strong sales of Impact, which because of the product’s packaging and concentration, tends to have lower freight costs. We continue to focus on managing logistics expenses throughout our supply chain.

Interest costs net of capitalized interest, were $353 in the first three months of 2013 as compared to $699 in the same period of 2012. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2013			Q1 2012
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$52,048	$515	4.0%	$53,956	$504	3.7%
Other notes payable	405	—	—	6,411	199	12.5%
Capitalized Interest	—	(194)	—	—	(36)	—
Amortization of deferred loan fees	—	32	—	—	32	—

Adjusted Average indebtedness	$52,453	$353	2.7%	$60,367	$699	4.6%

The Company’s average overall debt for the three months ended March 31, 2013 was $52,453 as compared to $60,367 for the three months ended March 31, 2012. During the quarter we operated without accessing revolving working capital debt as we worked through the buildup for the 2013 crop season. Furthermore, during the quarter we paid off a substantial portion of the deferred debts that generated interest expenses for associated discounting during the comparable three month period of the prior year. As can be seen from the table above, our effective bank interest rate was 4.0% for the three months ended as compared to 3.7% in 2012.

Income tax expense increased by $4,012 to end at $8,981 for the three months ended March 31, 2013 as compared to $4,969 for the comparable period in 2012. The effective tax rate for the quarter was 34.8% as compared to 36.3% in the same period of the prior year. The decrease in effective tax rate is primarily due to increased benefit from the international restructuring and the 2012 benefit of research and development credit recognized in 2013.

Our overall net income for the first three months of 2013 was $16,915 or $0.59 per diluted share ($0.60 per share - basic) as compared to $8,734 or $0.31 per diluted share ($0.32 per share – basic) in the same quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $18,136 of cash in operating activities during the three months ended March 31, 2013. This compared to utilizing $7,598 in the same period of last year. Net income of $16,819, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $4,577 and stock based compensation expense of $631 provided net cash inflow of $22,027 compared to $13,462 for the same period last year.

During the three months ended March 31, 2013, the Company has seen very strong sales of both its key corn soil insecticides and herbicides. These products sold steadily throughout the quarter and resulted in the $70,908 rise in accounts receivable to end at $148,211, most of which is due during the latter part of the quarter beginning April 1, 2013. A rise in accounts receivable levels at this time of the year is a normal part of our annual cycle. This year sales are 39% higher than sales for the same period of 2012. At the same time, in comparison to the balance sheet at March 31, 2012, our accounts receivables level is 49% higher. The Company continues to see strong demand for its brands into the second three month trading period of 2013, inventory has increased by $21,538 to end at $109,489 and supports demand forecasts for the next 3-6 months (depending on product). The deferred revenues at December 31, 2012 reduced substantially during the quarter ending at $2,279. During the same period of the prior year all deferred revenues were fully realized.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30 each year. During the three months ended March 31, 2013, the Company made accruals in the amount of $44,060. Programs are paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the first three months of 2013, the Company made payments in the amount of $2,699. Payments are not generally significant in the second and third quarters of each financial year. During the three months to the end of March 31, 2012, the Company accrued $21,604 and made payments in the amount of $2,131.

Finally, as the Company was building momentum for the 2013 growing season, prepaid expenses and other assets increased by $7,027 and accounts payable increased by $31,250.

The Company utilized $8,083 in investing activities during the three months ended March 31, 2013. This compared to $5,718 during the same period of 2012. The business is spending primarily to expand manufacturing capacity in response to strong demand for certain core products. Furthermore, during the three months ended March 31, 2013, the Company made a $3,687 equity investment in TyraTech Inc., a natural life science company that utilizes its proprietary technology to develop solutions to address the unmet and increasing global demand for effective, safe, insect and parasite technologies for human and animal health.

Financing activities used $2,652 during the three months ended March 31, 2013, compared to utilizing $7,575 in the same period of the prior year. This included a scheduled draw down from term debt, normal amortization payments on our senior credit facility and deferred payments on notes related to product acquisition completed during the final three months of the 2010 financial year. Finally, the Company received $484 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits) as compared to $460 for the same period of last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	March 31, 2013			December 31, 2012
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Term Loan	$39,700	$10,000	$49,700	$36,000	$10,000	$46,000
Notes payable on product acquisitions and asset purchase	178	70	248	196	6,247	6,443

Total Indebtedness	$39,878	$10,070	$49,948	$36,196	$16,247	$52,443

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

At March 31, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $75,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2012, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this 10-Q statement. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2012 remain valid and is hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2012. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts; also, as a condition of the Company’s credit agreement with its banks, the Company is required to maintain in effect interest rate swap agreement(s) for a notional amount not less than one-half of the principal amount of its term loan.

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

As of March 31, 2013, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at March 31, 2013, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2012.

A. DBCP Cases - Delaware

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter is stayed. The Delaware Supreme Court heard oral argument in the appeal on April 10, 2013 and is expected to deliver a ruling by the end of July 2013. A similar case (referred to as Chaverri in the Company’s Form 10-K for the period ended December 31, 2012) involving claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama has been stayed pending the ruling by the Delaware Supreme Court.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 3, 2013	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 3, 2013	By:	/s/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer