Form 10-Q
period 2013-06-30
AMERICAN VANGUARD CORP
filed 2013-08-06
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Common Stock, $.10 Par Value—28,664,462 shares as of July 29, 2013.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Net sales	$86,761	$84,837	$208,298	$172,092
Cost of sales	44,695	46,491	112,451	96,368

Gross profit	42,066	38,346	95,847	75,724
Operating expenses	29,169	24,104	56,798	47,080

Operating income	12,897	14,242	39,049	28,644
Interest expense	701	721	1,248	1,456
Interest capitalized	(31)	(112)	(225)	(148)

Income before provision for income taxes	12,227	13,633	38,026	27,336
Income tax expense	3,961	4,889	12,941	9,858

Net income	8,266	8,744	25,085	17,478
Net loss attributable to non-controlling interest	120	—	216	—

Net income attributable to American Vanguard	8,386	8,744	25,301	17,478

Change in fair value of interest rate swap	174	24	352	46
Foreign currency translation adjustment	(476)	(420)	(69)	122

Comprehensive income	$8,084	$8,348	$25,584	$17,646

Earnings per common share—basic	$.29	$.31	$.89	$.63

Earnings per common share—assuming dilution	$.29	$.30	$.88	$.61

Weighted average shares outstanding—basic	28,295	27,858	28,280	27,740

Weighted average shares outstanding—assuming dilution	28,886	28,737	28,884	28,544

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	Dec. 31, 2012
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash	$32,414	$38,476
Receivables:
Trade, net of allowance for doubtful accounts of $557 and $623, respectively	67,376	76,073
Income taxes receivable	148	—
Other	1,414	1,230

	68,938	77,303

Inventories	127,150	87,951
Prepaid expenses	13,411	13,710
Deferred income tax assets	4,877	4,877

Total current assets	246,790	222,317
Property, plant and equipment, net	49,828	45,701
Intangible assets	110,247	113,521
Other assets	30,372	18,351

	$437,237	$399,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$70	$16,247
Current installments of other liabilities	1,524	1,839
Accounts payable	23,953	32,838
Deferred revenue	278	20,427
Accrued program costs	88,508	32,335
Accrued expenses and other payables	8,793	8,671
Income taxes payable	—	1,313

Total current liabilities	123,126	113,670
Long-term debt, excluding current installments	40,911	36,196
Other liabilities, excluding current installments	4,291	5,425
Deferred income taxes	19,163	19,163

Total liabilities	187,491	174,454

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,972,048 shares at June 30, 2013 and 30,766,730 shares at December 31, 2012	3,099	3,077
Additional paid-in capital	56,632	54,323
Accumulated other comprehensive loss	(1,479)	(1,762)
Retained earnings	196,155	174,243

	254,407	229,881
Less treasury stock, at cost, 2,310,634 shares at both June 30, 2013 and December 31, 2012	(4,804)	(4,804)

American Vanguard stockholders’ equity	249,603	225,077
Non-controlling interest	143	359

Total stockholders’ equity	249,746	225,436

	$437,237	$399,890

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2013 and June 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2012	30,766,730	$3,077	$54,323	$174,243	$(1,762)	$359	2,310,634	$(4,804)	$225,436
Stocks issued under ESPP	12,263	2	376	—	—	—	—	—	378
Cash dividends on common stock ($0.07 per share)	—	—	—	(1,976)	—	—	—	—	(1,976)
Foreign currency translation adjustment, net	—	—	—	—	407	—	—	—	407
Stock based compensation	—	—	688	—	—	—	—	—	688
Change in fair value of interest rate swaps	—	—	—	—	178	—	—	—	178
Stock options exercised and grants of restricted stock units	144,550	15	34	—	—	—	—	—	49
Excess tax benefits from share based payment arrangements	—	—	57	—	—	—	—	—	57
Net income (loss)	—	—	—	16,915	—	(96)	—	—	16,819

Balance, March 31, 2013	30,923,543	$3,094	$55,478	$189,182	$(1,177)	263	2,310,634	$(4,804)	$242,036
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,413)	—	—	—	—	(1,413)
Foreign currency translation adjustment, net	—	—	—	—	(476)	—	—	—	(476)
Stock based compensation	—	—	1,058	—	—	—	—	—	1,058
Change in fair value of interest rate swaps	—	—	—	—	174	—	—	—	174
Stock options exercised and grants of restricted stock units	48,505	5	96	—	—	—	—	—	101
Net income (loss)	—	—	—	8,386	—	(120)	—	—	8,266

Balance, June 30, 2013	30,972,048	$3,099	$56,632	$196,155	$(1,479)	143	2,310,634	$(4,804)	$249,746

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2013 and 2012

(Unaudited)

Increase (decrease) in cash	2013	2012
Cash flows from operating activities:
Net income	$25,085	$17,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	7,461	7,046
Amortization of other long term assets	1,802	1,574
Amortization of discounted liabilities	86	396
Stock-based compensation	1,747	1,031
Tax benefit from exercise of stock options	(57)	(160)
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	8,513	(3,862)
Increase in inventories	(39,199)	(8,854)
Increase in prepaid expenses and other assets	(9,837)	(2,555)
(Decrease) increase in income tax receivable/payable, net	(1,404)	393
(Decrease) increase in accounts payable	(8,532)	668
Decrease in deferred revenue	(20,149)	(7,370)
Increase in other payables and accrued expenses	54,529	30,883

Net cash provided by operating activities	20,045	36,668

Cash flows from investing activities:
Capital expenditures	(8,360)	(13,061)
Investment	(3,687)	—

Net cash used in investing activities	(12,047)	(13,061)

Cash flows from financing activities:
Net borrowings under line of credit agreement	40,750	—
Payments on long-term debt	(46,000)	(4,000)
Payments on other long-term liabilities	(1,238)	—
Tax benefit from exercise of stock options	57	160
Decrease in other notes payable	(6,154)	(6,827)
Payment of cash dividends	(1,976)	(1,380)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock option)	527	1,285

Net cash used in by financing activities	(14,034)	(10,762)

Net (decrease) increase in cash	(6,036)	12,845
Cash and cash equivalents at beginning of year	38,476	35,085
Effect of exchange rate changes on cash	(26)	118

Cash and cash equivalents as of June 30	$32,414	$48,048

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. Property, plant and equipment at June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012
Land	$2,458	$2,458
Buildings and improvements	12,768	12,537
Machinery and equipment	91,364	89,089
Office furniture, fixtures and equipment	9,108	8,400
Automotive equipment	278	312
Construction in progress	8,543	3,363

	124,519	116,159
Less accumulated depreciation	(74,691)	(70,458)

	$49,828	$45,701

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2013	December 31, 2012
Finished products	$115,472	$74,900
Raw materials	11,678	13,051

	$127,150	$87,951

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net sales:
Insecticides	$39,218	$45,432	$118,085	$101,266
Herbicides	24,699	13,656	57,685	33,332
Other	13,228	16,204	16,919	20,583

	77,145	75,292	192,689	155,181
Non-crop	9,616	9,545	15,609	16,911

	$86,761	$84,837	$208,298	$172,092

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Sales:
US sales	$67,837	$65,792	$170,942	$135,335
International sales	18,924	19,045	37,356	36,757

	$86,761	$84,837	$208,298	$172,092

5. On June 10, 2013, the Board of Directors declared a cash dividend of $0.05 per share. At that time, the Board of Directors also resolved to change the frequency of making cash dividends from semi-annual to quarterly payments. The first quarterly dividend was distributed on July 19, 2013 to stockholders of record at the close of business on July 5, 2013. Cash dividends paid July 19, 2013 totaled $1,413.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Numerator:
Net income attributable to American Vanguard	$8,386	$8,744	$25,301	$17,478

Denominator:
Weighted averages shares outstanding-basic	28,295	27,858	28,280	27,740
Assumed exercise of stock options and restricted shares-fully diluted	591	879	604	804

	28,886	28,737	28,884	28,544

7. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	June 30, 2013			December 31, 2012
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$—	$—	$—	$36,000	$10,000	$46,000
Working capital revolver	40,750	—	40,750	—	—	—
Notes payable on product acquisitions and asset purchase	161	70	231	196	6,247	6,443

Total indebtedness	$40,911	$70	$40,981	$36,196	$16,247	$52,443

As more fully reported in the Company’s Form 8-K (filed with the SEC on June 20, 2013), on June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC CV and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011 and more fully described in the Company’s Form 8-K filed on January 13, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit of $200 million and an accordion feature for up to $100 million. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, and term loans were converted into revolving debt.

At June 30, 2013, the Company had in place one interest rate swap contract with a notional amount of $40,500 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Losses in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $616. Amounts recorded in earnings for hedge ineffectiveness for the period ending June 2013 were immaterial.

The following tables illustrate the impact of derivatives on the Company’s income statement for the three months and six months ended June 30, 2013.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended June 30

For the three months ended June 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$(7)	$(159)	Interest Expense	$(181)	$(183)	Interest Expense	$—	$—

Total	$(7)	$(159)		$(181)	$(183)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange contracts	Other income/(expense)	$—	$(337)

Total		$—	$(337)

For the six months ended June 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$(14)	$(322)	Interest Expense	$(366)	$(368)	Interest Expense	$(1)	$(1)

Total	$(14)	$(322)		$(366)	$(368)		$(1)	$(1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange contracts	Other income/(expense)	$—	$(192)

Total		$—	$(192)

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of June 30, 2013 the Company met all covenants in that credit facility.

At June 30, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $159,250 under the credit facility agreement.

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

10. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

Stock Options—During the six months ended June 30, 2013, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2012	705,345	$7.70	$7.95
Options granted	—	—
Options exercised, $7.50	(6,666)	7.50
Options expired or forfeited	(6,667)	7.50

Balance outstanding, March 31, 2013	692,012	$7.71	$7.96
Options granted	—	—
Options exercised, $7.50	(13,333)	7.50
Options expired or forfeited	—	—

Balance outstanding, June 30, 2013	678,679	$7.71	$8.07

Information relating to stock options at June 30, 2013 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	652,000	85	$7.50	146,000	$7.50
$11.32—$14.75	26,679	86	$12.90	16,679	$13.08

	678,679		$7.71	162,679	$8.07

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2013:
Incentive Stock Option Plans:
Outstanding	678,679	$7.71	85	$10,633
Expected to Vest	674,823	$7.71	85	$10,573
Exercisable	162,679	$8.07	72	$2,490

During the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense, excluding expense associated with modifications, related to stock options of $423 and $432, respectively.

As of June 30, 2013, the Company had approximately $400 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the six months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2012	245,817	$20.23
Granted	145,884	$31.27
Vested	—	$—
Forfeited	(8,000)	$22.17

Nonvested shares at March 31, 2013	383,701	$24.39
Granted	8,230	$30.37
Vested	(8,230)	$30.37
Forfeited	—	$—

Nonvested shares at June 30, 2013	383,701	$24.39

Restricted stock grants — During the six months ended June 30, 2013, the Company granted a total of 154,114 shares of common stock. Of these, 3,000 shares will vest one-third each year on the anniversaries of the employee’s employment date, 8,230 shares vests immediately, and the balance will cliff vest after three years of service. The shares granted in 2013 were average fair valued at $31.22 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the six months ended June 30, 2012, the Company granted a total of 207,184 of common stock. Of these, 12,204 shares vest immediately and the balance will cliff vest after three years of service. The shares granted in 2012 were average fair valued at $20.45 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period. During the six months ended June 30, 2012, there were 82,640 restricted shares that vested, which had an average grant-date value of $11.73 per share and an average vest-date value of $17.58 per share. During the six months ended June 30, 2012, there were 1,367 restricted shares that were forfeited, which had an average grant date value of $20.47 per share.

During the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense related to restricted shares of $1,297 and $599, respectively.

As of June 30, 2013, the Company had approximately $7,132 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.3 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A status summary of non-vested performance based shares as of and for the six months ended June 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at March 31, 2013	—	$—
Granted	26,942	$30.13
Vested	—	$—
Forfeited	—	$—

Nonvested shares at June 30, 2013	26,942	$30.13

Performance Based Shares — During the six months ended June 30, 2013, the Company granted a total of 26,942 performance based shares that will cliff vest after three years of service. 80% of these performance based shares are based upon net income and net sales for the period commencing April 1, 2013 and ending December 31, 2015; the remaining 20% of performance based shares are based upon AVD stock price appreciation over the course of the period commencing June 6, 2013 and ending on December 31, 2015. Both parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

The performance based shares related to net income and net sales were average fair valued at $30.13 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to AVD stock price were average fair valued at $15.31 per share. The fair value was determined by using the Monte Carlo valuation method. The Company is recognizing as expense the value of these shares over the required service period of three years.

During the six months ended June 30, 2013, the Company recognized stock-based compensation expense related to performance based shares of $26. There were no performance based shares issued by the Company prior to those issued during the quarter ended June 30, 2013.

As of June 30, 2013, the Company had approximately $716 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.9 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

11. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended June 30, 2013.

A. DBCP Cases—Delaware

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on

August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter was stayed. A similar case (referred to as Chaverri in the Company’s Form 10-K for the period ended December 31, 2012) involving claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama was also stayed pending the ruling. The Delaware Supreme Court heard oral argument on April 10, 2013 and on June 10, 2013, denied the appeal and upheld the lower court ruling in Blanco, holding that it was proper to extend the class action tolling exception to cross-jurisdictional class action cases. With that ruling, both the Blanco and Chaverri matters remain pending. AMVAC intends to defend both of these matters vigorously and, at this early stage of litigation, does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for either matter.

12. Recently Issued Accounting Guidance— In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.

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

13. Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to the bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to the bank.

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of June 30, 2013 and December 31, 2012 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of June 30, 2013:
Liability:
Foreign currency derivative financial instrument	$—	$—	$—

Interest rate derivative financial instruments (1)	$—	$848	$—

As of December 31, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$160	$—

Interest rate derivative financial instruments (1)	$—	$1,201	$—

(1)	Includes accrued interest expense

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

14. Accumulated Other Comprehensive Income—

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2012	$(728)	$(1,034)	$(1,762)
Current period, other comprehensive income	178	407	585

Balance, March 31, 2013	$(550)	$(627)	$(1,177)
Current period, other comprehensive income	174	(476)	(302)

Balance, June 30, 2013	$(376)	$(1,103)	$(1,479)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2013	2012	Change
Net sales:
Insecticides	$39,218	$45,432	$(6,214)
Herbicides	24,699	13,656	11,043
Other	13,228	16,204	(2,976)

Total Crop	77,145	75,292	1,853
Non-crop	9,616	9,545	71

	$86,761	$84,837	$1,924

Cost of sales:
Insecticides	$21,386	$24,697	$(3,311)
Herbicides	11,958	8,988	2,970
Other	6,910	8,045	(1,135)

Total crop	40,254	41,730	(1,476)
Non-crop	4,441	4,761	(320)

	$44,695	$46,491	$(1,796)

Gross margin:
Insecticides	$17,832	$20,735	$(2,903)
Herbicides	12,741	4,668	8,073
Other	6,318	8,159	(1,841)

Gross margin crop	36,891	33,562	3,329
Gross margin non-crop	5,175	4,784	391

	$42,066	$38,346	$3,720

Gross margin crop	48%	45%
Gross margin non-crop	55%	50%
Total gross margin	49%	45%

	2013	2012	Change
Net sales:
US sales	$67,837	$65,792	$2,045
International sales	18,924	19,045	(121)

	$86,761	$84,837	$1,924

Financial performance for the quarter ended June 30, 2013 included net sales that were up 2.3% to $87,761 compared to $84,837 for the second quarter of 2012. This revenue performance is now the highest second quarter sales performance recorded by the Company. Our gross profit performance improved and ended at $42,066 or 48% of sales as compared $38,346 or 45% of sales last year. Our operating costs for the period increased as a percentage of sales primarily because these are substantially fixed costs which have been put in place to support long-term development and growth of the business, and also included some significant one-time costs as more fully described in our discussion of operating expenses. Our tax rate improved and our net income attributed to American Vanguard, which was down 4% from the prior year, was nevertheless at our target rate of 10% of net sales. Net sales for our crop business were up by approximately 2.5%, while net sales for non-crop products were up by about 1% for the comparable period of the prior year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Second quarter financial performance was significantly influenced by weather in the United States. Continuous rainfall in the Midwest created considerable difficulties in the planting of the 2013 corn crop. In some areas of northern Iowa and southern Minnesota, field flooding made it impossible to get the crop planted. In other areas of the Corn Belt, persistent rainy weather minimized the days available to plant, causing many growers to bypass some crop defense applications at the time of planting, in order to focus exclusively on getting their seed into the ground. While wet conditions did not adversely affect the sales of either our corn insecticides or corn herbicide for the reporting period, they did affect the use of these products, leaving higher than normal stocks in customers’ inventories. Similar conditions in the Southern U.S. had the effect of shortening the necessary growing season, prompted some cotton growers to switch their acres to soybeans and, in turn, led to a drop in the sale of our cotton products. In addition to persistent wet conditions, our sales performance was affected by a drop in peanut acres.

Net sales of our total insecticide group were down about 13%, at $39,218 as compared to $45,432 during the second quarter of 2012. Net sales of our granular soil insecticides (“GSIs”) were up approximately 1% over that of the comparable quarter in 2012, led by our four products for corn (Aztec, SmartChoice, Counter and Force) — offset by a more than 50% decline in Thimet sales attributable to fewer peanut acres being planted in 2013. Our non-GSI insecticides posted lower sales during the second quarter (down about 40%) primarily due to lighter purchases of our cotton product Bidrin – a direct consequence of the wet weather induced shift from cotton to soybeans plantings—as discussed above.

Within the group of herbicides/fungicides/fumigants, net sales for the second quarter of 2013 increased by approximately 81% to $24,699 from $13,656 in the comparable period of 2012. Net sales of our herbicide products nearly tripled, due primarily to strong sales of our post-emergent corn herbicide, Impact. We benefitted from our continuing co-marketing agreement with Monsanto and the greater supply availability that we secured this year. Our fumigant sales were lower as a result of some localized irrigation restrictions in California. Our fungicide PCNB continued to recapture business, roughly doubling its prior year quarterly sales level.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales dropped by about 20% as compared to those in the second quarter of 2012. This decrease was due largely to a decline in sales of our cotton harvest defoliant, Folex, as lower cotton plantings caused a slowdown in purchases during the spring before subsequent use of the product in the autumn.

Our non-crop sales ended the second quarter of 2013 at $9,616 as compared to $9,545 for the same period of the prior year. This slight increase resulted from sales of our mosquito adulticide Dibrom®, which was up 25% as a result of wet conditions discussed above and in preparation for the potential of autumn Gulf Coast hurricane activity, offset by declines in tolling revenues.

Our cost of sales for the second quarter of 2013 was $44,695 or 51% of net sales. This compared to $46,491 or 55% of net sales for 2012. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major components are raw materials (including sub contract costs) and factory operating costs. As a result of a change in the sales mix and volume, our absolute expense for raw materials reduced by 4% in the quarter ended June 30, 2013, as compared to the same period of the prior year. Within this change, our actual purchasing cost for raw material increased by 0.8%. Furthermore, with increased demand for plant capacity relating to the production of our own products, we continued to reduce volume manufacturing activity for third parties. Typically, these activities included some raw materials supplied by the customer and, as such, tend to have lower raw material cost (as a percentage of sales) reported by the Company. Our factory operating costs (which include fixed and semi-variable costs) increased by 22%, supporting the forecasted increase in sales revenue for the second quarter and for the balance of the year. Some production ended in inventory because of the unexpected prolonged adverse weather conditions in our key markets. Costs also increased by approximately 3% for inflation. The changes in selling price, volume, product mix and cost of sales resulted overall in a 4% improvement in gross margin to 49% in 2013 as compared to 45% for the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $5,065 to $29,169 for the three months ended June 30, 2013 as compared to the same period in 2012. The differences in operating expenses by department are as follows:

	2013	2012	Change
Selling	$8,451	$6,401	$2,050
General and administrative	9,958	7,776	2,182
Research, product development and regulatory	5,068	4,967	101
Freight, delivery and warehousing	5,692	4,960	732

	$29,169	$24,104	$5,065

•

Selling expenses increased by approximately 32% over the same quarter of the prior year. The main drivers for increased overall expenses were costs associated with servicing our growing business including an expanded sales force, field stewardship activities and advertising and promotion expenses.

•

General and administrative expenses increased by 28% to $9,958 as compared to $7,776 for the same period of the prior year. The main drivers for the increase are primarily related to higher legal costs associated with a data compensation matter, which concluded in July, other outside consulting services associated with business development including our international structure and extra personnel costs in support of our expanding business.

•	Research, product development costs and regulatory expenses increased by about 2% over the comparable three month period of the prior year, driven by timing and mix on external regulatory projects.

•

Freight, delivery and warehousing costs increased by about 15%, which was driven primarily by mix of products and markets. We continue to focus on managing logistics expenses throughout our supply chain. As a percentage of sales, freight ended at 6.6% of sales for the three months ended June 30, 2013 as compare to 5.8% for the same period of the prior year.

Interest costs net of capitalized interest, were $670 in the three months ended June 30, 2013, as compared to $609 in the same period of 2012. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2013			Q2 2012
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$42,054	$407	3.9%	$51,956	$477	3.7%
Working capital revolver	33,725	189	2.2%	—	—	—

Average	75,779	596	3.1%	51,956	477	3.7%

Other notes payable	242	2	3.3%	6,223	54	12.8%
Capitalized interest	—	(31)	—	—	(112)	—
Amortization of deferred loan fees	—	38	—	—	32	—
Amortization of other deferred liabilities	—	56	—	—	143	—
Other interest expense	—	9	—	—	15	—

Adjusted average indebtedness	$76,021	$670	3.5%	$58,179	$609	4.2%

The Company’s average overall debt for the three months ended June 30, 2013 was $76,021 as compared to $58,179 for the three months ended June 30, 2012. Furthermore, during the three months to June 30, 2013, we incurred non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $74 as compared to $132 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.1% for the period to June 30, 2013 as compared to 3.7% for the same period of the prior year. Our overall effective interest rate was 3.5% for the three months ended June 30, 2013 as compared to 4.2% at June 30, 2012.

Income tax expense has decreased by $928 to end at $3,961 for the three months ended June 30, 2013 as compared to $4,889 for the comparable period in 2012. The effective tax rate for the quarter was 32.40% as compared to 35.86% in the same period of the prior year. The reduction in the rate is primarily driven by the increased benefit from domestic production activities, Alabama income tax capital credit, and higher foreign income.

Our overall net income attributed to American Vanguard for the three months ended June 30, 2013 was $8,386 or $0.29 per share (diluted) as compared to $8,744 or $0.30 per share (diluted) in the same quarter of 2012.

Six Months Ended June 30:

	2013	2012	Change
Net sales:
Insecticides	$118,085	$101,266	$16,819
Herbicides	57,685	33,332	24,353
Other	16,919	20,583	(3,664)

Total crop	192,689	155,181	37,508
Non-crop	15,609	16,911	(1,302)

	$208,298	$172,092	$36,206

Cost of goods sold:
Insecticides	$65,677	$52,760	$12,917
Herbicides	29,948	21,774	8,174
Other	8,300	13,082	(4,782)

Total crop	103,925	87,616	16,309
Non-crop	8,526	8,752	(226)

	$112,451	$96,368	$16,083

Gross margin:
Insecticides	$52,408	$48,506	$3,902
Herbicides	27,737	11,558	16,179
Other	8,619	7,501	1,118

Gross margin crop	88,764	67,565	21,199
Gross margin non-crop	7,083	8,159	(1,076)

	$95,847	$75,724	$20,123

Gross margin crop	46%	44%
Gross margin non-crop	46%	48%
Total gross margin	46%	44%

	2013	2012	Change
Net sales:
US sales	$170,942	$135,335	$35,607
International sales	37,356	36,757	599

	$208,298	$172,092	$36,206

Overall financial performance including net sales and net income for the six month period ended June 30, 2013 showed considerable improvement as compared to the same period in 2012. Net sales for the period were up approximately 21% to $208,298 compared to $172,092 for the first half of 2012. Our gross profit performance improved to $95,847 or 46% of net sales, as compared to $75,724 or 44% of net sales. Our operating expenses remained flat as a percentage of net sales at 27%, despite our continuing investment in resources aimed at growing, developing and maintaining our business for the long-term. Our tax rate improved from 36% of taxable income to 34%. Further, net income attributed to American Vanguard was up approximately 45% to $25,301 (or 12.1% of net sales) as compared to $17,478 (or 10.2% of net sales) for the same period in 2012. Net sales for our crop business were up by approximately 24%, while net sales for non-crop products were down by about 8% for the comparable period of the prior year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first half of 2013, the Company experienced strong fundamental demand despite unfavorable weather conditions in many of its prime crop markets. Extremely wet conditions across the Central and Southern regions of the continental United States delayed corn and cotton planting, shortened the growing season and caused many growers to plant their crops without taking the time to perform various crop protection measures or, alternatively, to forgo corn in favor of planting soybeans which requires a shorter growing period. As a result, AVD’s first half performance was characterized by robust first quarter sales on strong demand, and second quarter sales roughly flat with the prior year. This culminated in higher than normal in channel inventories at the end of the planting season. Despite these recent planting difficulties, growers continue to embrace the importance of conventional chemistry solutions for yield enhancement as part of integrated pest management practices.

Half year net sales of our insecticides group were up about 17% to $118,085 as compared to $101,266 during the first half of 2012. Within this segment, net sales of our granular soil insecticides (“GSIs”) were up approximately 28% over that of the comparable period in 2012. Our premier corn soil insecticide Aztec increased nearly 93% and our SmartChoice product tripled in sales to lead this surge. Thimet sales declined due to decreased peanut acres being planted in 2013. Net sales of our non-GSI insecticides were approximately 36% lower during the first half of 2013 as compared to the same period of the prior year, largely because sales of our foliar cotton insecticide Bidrin were reduced due to lower cotton plantings.

Within the group of herbicides/fungicides/fumigants, net sales for the first half of 2013 were 73% higher as compared to the first half of 2012. Net sales of our herbicide products tripled, led by our post-emergent corn herbicide Impact. AVD continues to benefit from the co-marketing program with Monsanto’s Roundup herbicide brands and from increased supply availability. Partially offsetting this gain, we experienced a modest decline in net sales of our herbicide Dacthal® used in high value vegetable crop applications and a slight sales decline for our soil fumigants in the first half of 2013, as compared to the same period of the prior year.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales dropped by about 18% as compared to those in the first half of 2012. Contributing to this decrease were lower sales of our cotton harvest aid, Folex, due to a drop in cotton acres planted and declines in toll manufacturing revenues and pharmaceutical sales.

Our non-crop sales for the first half of 2012 were $15,609 as compared to $16,911 for the same period of the prior year. Sales of our mosquito adulticide Dibrom®, were essentially flat, while we saw a decline in net sales of our Pest Strip business driven by timing of customer orders.

Our cost of sales for first six months of 2013 was $112,451 or 54% of net sales. This compared to $96,368 or 56% of net sales for 2012. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major components are raw materials (including sub contract costs) and factory operating costs. As a result of significantly higher sales volumes and a different mix of products sold, our absolute total cost of raw materials increased by approximately 14%, driven by sales up 21%. Within this increased cost, our actual purchasing costs for raw materials increased by 1.1%. During 2013 the Company continued to focus on selling higher margin and higher cost products and de-emphasized lower margin, lower cost products facing generic competition. Our factory operating costs (which include fixed and semi-variable costs) increased by 28%, supporting the forecast increase in sales revenue referenced and approximately a 3% increase in inflation. The changes in selling price, volume, product mix and cost of sales resulted overall in a 2% improvement in gross margin to 46% in 2013 as compared to 44% for the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $9,718 to $56,798 for the six months ended June 30, 2013, as compared to the same period in 2012. The differences in operating expenses by department are as follows:

	2013	2012	Change
Selling	$15,682	$12,115	$3,567
General and administrative	20,171	13,828	6,343
Research, product development and regulatory	9,612	10,472	(860)
Freight, delivery and warehousing	11,333	10,665	668

	$56,798	$47,080	$9,718

•

Selling expenses for the period increased by about 29% over the comparable period. This increase is driven by higher costs associated with advertising and promotions, field stewardship costs and an expanded sales force.

•

General and administrative expenses increased by about 46% over the same period of 2012. The main drivers are the increased size and cost of our support organization, higher incentive compensation as a result of our business performance, and additional legal costs on a data compensation matter that concluded in July 2013.

•	Research, product development costs and regulatory expenses decreased by about 8% when compared to the same period of 2012. This is as a result of timing and mix of external regulatory studies.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2013 were $11,333 or 5.4% of sales as compared to $10,665 or 6.2% of sales for the same period in 2012. This reflects sales which were up 21% including significantly higher sales of our Impact product which, because of packaging and concentration, has lower freight costs.

Interest costs net of capitalized interest, were $1,023 in the six months of 2013 as compared to $1,308 in the same period of 2012. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$47,023	$880	3.7%	$52,956	$973	3.7%
Working capital revolver	16,956	189	2.2%	—	—	—

Average	63,979	1,069	3.3%	52,956	973	3.7%

Other notes payable	327	4	2.4%	6,453	110	3.4%
Interest income	—	—	—	—	—	—
Capitalized interest	—	(225)	—	—	(148)	—
Amortization of deferred loan fees	—	70	—	—	64	—
Amortization of other deferred liabilities	—	86	—	—	284	—
Other interest expense	—	19	—	—	25	—

Adjusted average indebtedness	$64,306	$1,023	3.2%	$59,409	$1,308	4.4%

The Company’s average overall debt for the six months ended June 30, 2013 was $64,306 as compared to $59,409 for the same period of 2012. Furthermore, during the six months to June 30, 2013, we incurred non-cash costs related to amortization of discounting of deferred payments and other interest income in the amount of $46 as compared to interest expense of $335 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.3% for the period to June 30, 2013 as compared to 3.7% for the same period of the prior year. Our overall effective interest rate was 3.2% for the six months ended June 30, 2013 as compared to 4.4% in the same period of 2012.

During the three months ended June 30, 2013, the Company borrowed under its revolving credit line to fund working capital needs (principally inventory) until the main accounts receivable payments became due on June 15, 2013. During the period beginning on April 15 and ending on June 7 2013, the Company borrowed up to $53,000 before paying the revolving credit line down following receiving payments from customers on accounts receivable.

Income tax expense has increased by $3,083 to end at $12,941 for the six months ended June 30, 2013 as compared to $9,858 for the comparable period in 2012. The effective tax rate for the six months is 34.03% as compared to 36.06% in the same period of the prior year. The reduction in the rate is primarily driven by the increased benefit from domestic production activities, Alabama income tax capital credit, and higher foreign income.

Our overall net income attributed to American Vanguard for the six months of 2013 was $25,301 or $0.88 per share (diluted) as compared to $17,478 or $0.61 per share (diluted) in the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $20,045 of cash in operating activities during the six months ended June 30, 2013. This compared to $36,668 in the same period of last year. Net income of $25,085, the sum of non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities equaled $9,349 and stock based compensation expense of $1,747 provided a net cash inflow $36,121 compared to $27,365 for the same period last year.

During the six months ended June 30, 2013, the Company had very strong sales of its key corn products during the first three months, followed by a flattening of sales during the second three-month period. Sales of our Herbicide products have gone well throughout the period. As a result of the strong early sales, our accounts receivable outstanding grew to a very high level in the middle of the period, followed by substantial collections in June (as expected). With slower sales in the final part of the period, we ended with a substantially lower accounts receivable balance of $67,376 at June 30, 2013. Further, we have been able to reduce our accrual for potential problem accounts to $557 from $623 at March 31, 2013.

Inventory levels have increased significantly during the period as a result of the continued adverse weather conditions in our key corn markets. Inventory ended at $127,150 as compared to $87,591 at December 31, 2012.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30 each year. During the six months ended June 30, 2013, the Company made accruals in the amount of $65,842. Programs are paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the six months ending June 30, 2013, the Company made payments in the amount of $8,179. Payments are not generally significant in the second and third quarters of each financial year. During the six months to the end of June 30, 2012, the Company accrued $37,252 and made payments in the amount of $4,372.

Finally, as the Company was building momentum for the 2013 growing season, prepaid expenses and other assets increased by $8,885. At the same time, accounts payable decreased $8,532.

The Company utilized $12,047 in investing activities during the six months ended June 30, 2013. This compares to $13,061 for the same period of the prior year. The business is spending primarily to expand manufacturing capacity in response to demand for certain core products. Furthermore, during the six months ended June 30, 2013, the Company made a $3,687 equity investment in TyraTech Inc., a natural life science company that utilizes its proprietary technology to develop solutions to address the unmet and increasing global demand for effective, safe, and non-toxic insect and parasite technologies for human and animal health.

Financing activities used $14,034 during the six months ended June 30, 2013, compared to providing $10,762 in the same period of the prior year. This included the net debt reduction achieved following the refinancing of our senior credit facility at the end of June 2013 and deferred payments on notes related to product acquisitions. The Company made dividend payments in the amount of $1,976 as compared to $1,380 in the same period of last year. Finally, the Company received $527 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits) as compared to $1,285 for the same period last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at June 30, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	June 30, 2013			December 31, 2012
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$—	$—	$—	$36,000	$10,000	$46,000
Working capital revolver	40,750	—	40,750	—	—	—
Notes payable on product acquisitions and asset purchase	161	70	231	196	6,247	6,443

Total Indebtedness	$40,911	$70	$40,981	$36,196	$16,247	$52,443

As more fully reported in the Company’s Form 8-K (filed with the SEC on June 20, 2013), on June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC CV and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011 and more fully described in the Company’s Form 8-K filed on January 13, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit of $200 million and an accordion feature for up to $100 million. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, and term loans were converted into revolving debt.

The Company has three key covenants under the New Credit Agreement (with which AMVAC is in compliance). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, and (3) maintain a certain consolidated fixed charge coverage ratio.

At June 30, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its’ borrowings by up to $159,250 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.

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

As of June 30, 2013, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at June 30, 2013, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2013.

A. DBCP Cases—Delaware

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). Pending the ruling on appeal, the Blanco matter was stayed. A similar case (referred to as Chaverri in the Company’s Form 10-K for the period ended December 31, 2012) involving claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama was also stayed pending the ruling. The Delaware Supreme Court heard oral argument on April 10, 2013 and, on June 10, 2013, denied the appeal and upheld the lower court ruling in Blanco, holding that it was proper to extend the class action tolling exception to cross-jurisdictional class action cases. With that ruling, both the Blanco and Chaverri matters remain pending. AMVAC intends to defend both of these matters vigorously and, at this early stage of litigation, does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for either matter.

The balance sheet at June 30, 2013 includes loss contingencies relating to certain legal proceedings more fully described in Item 3 of the Company’s Form 10-K for the period ended December 31, 2012 (the 2012 10-K). To the extent that there has been no material change in any such proceeding or in the contingency related thereto since the filing of the 2012 10-K, no additional disclosure about such matter is included in this Form 10-Q.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 5, 2013	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: August 5, 2013	By:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer