Form 10-Q
period 2013-09-30
AMERICAN VANGUARD CORP
filed 2013-11-01
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Common Stock, $.10 Par Value—28,660,282 shares as of October 25, 2013.

AMERICAN VANGUARD CORPORATION

INDEX

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012	3

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2013, June 30, 2013, and September 30, 2013	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II—OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
Net sales	$97,201	$89,836	$305,499	$261,928
Cost of sales	54,042	50,211	166,493	146,579

Gross profit	43,159	39,625	139,006	115,349
Operating expenses	28,025	26,460	84,823	73,540

Operating income	15,134	13,165	54,183	41,809
Interest expense	464	701	1,712	2,157
Interest capitalized	(20)	(165)	(245)	(313)

Income before provision for income taxes and loss on equity investment	14,690	12,629	52,716	39,965
Income tax expense	5,559	4,553	18,500	14,411

Income before loss on equity investment	9,131	8,076	34,216	25,554
Loss from equity method investment	386	—	386	—

Net income	8,745	8,076	33,830	25,554
Net loss attributable to non-controlling interest	125	—	341	—

Net income attributable to American Vanguard	8,870	8,076	34,171	25,554
Change in fair value of interest rate swaps	133	41	485	87
Foreign currency translation adjustment	(126)	306	(195)	428

Comprehensive income	$8,877	$8,423	$34,461	$26,069

Earnings per common share—basic	$0.31	$0.29	$1.21	$0.92

Earnings per common share—assuming dilution	$0.31	$0.28	$1.18	$0.89

Weighted average shares outstanding—basic	28,322	27,970	28,295	27,818

Weighted average shares outstanding—assuming dilution	28,889	28,878	28,890	28,673

See notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS

	Sept. 30, 2013	Dec. 31, 2012
	(Unaudited)	(Note)
Current assets:
Cash	$12,325	$38,476
Receivables:
Trade, net of allowance for doubtful accounts of $543 and $623, respectively	109,318	76,073
Other	2,489	1,230

	111,807	77,303

Inventories	127,172	87,951
Prepaid expenses and other short-term assets	12,381	13,710
Deferred income tax assets	4,877	4,877

Total current assets	268,562	222,317
Property, plant and equipment, net	51,642	45,701
Intangible assets, net of applicable amortization	108,641	113,521
Other assets	34,569	18,351

	$463,414	$399,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$71	$16,247
Current installments of other liabilities	1,635	1,839
Accounts payable	32,764	32,838
Deferred revenue	393	20,427
Accrued program costs	95,722	32,335
Accrued expenses and other payables	11,271	8,671
Income taxes payable	736	1,313

Total current liabilities	142,592	113,670
Long-term debt, excluding current installments	38,894	36,196
Other liabilities, excluding current installments	3,932	5,425
Deferred income taxes	19,163	19,163

Total liabilities	204,581	174,454

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 30,997,686 shares at September 30, 2013 and 30,766,730 shares at December 31, 2012	3,100	3,077
Additional paid-in capital	58,181	54,323
Accumulated other comprehensive loss	(1,472)	(1,762)
Retained earnings	203,610	174,243

	263,419	229,881
Less treasury stock, at cost, 2,310,634 shares at September 30, 2013 and at December 31, 2012	(4,804)	(4,804)

American Vanguard stockholders’ equity	258,615	225,077
Non-controlling interest	218	359

Total stockholders’ equity	258,833	225,436

	$463,414	$399,890

Note: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2013, June 30, 2013, and September 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2012	30,766,730	$3,077	$54,323	$174,243	$(1,762)	$359	2,310,634	$(4,804)	$225,436
Stocks issued under ESPP	12,263	2	376	—	—	—	—	—	378
Cash dividends on common stock ($0.07 per share)	—	—	—	(1,976)	—	—	—	—	(1,976)
Foreign currency translation adjustment, net	—	—	—	—	407	—	—	—	407
Stock based compensation	—	—	688	—	—	—	—	—	688
Change in fair value of interest rate swaps	—	—	—	—	178	—	—	—	178
Stock options exercised and grants of restricted stock units	144,550	15	34	—	—	—	—	—	49
Excess tax benefits from share based payment arrangements	—	—	57	—	—	—	—	—	57
Net income (loss)	—	—	—	16,915	—	(96)	—	—	16,819

Balance, March 31, 2013	30,923,543	$3,094	$55,478	$189,182	$(1,177)	263	2,310,634	$(4,804)	$242,036
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,413)	—	—	—	—	(1,413)
Foreign currency translation adjustment, net	—	—	—	—	(476)	—	—	—	(476)
Stock based compensation	—	—	1,058	—	—	—	—	—	1,058
Change in fair value of interest rate swaps	—	—	—	—	174	—	—	—	174
Stock options exercised and grants of restricted stock units	48,505	5	96	—	—	—	—	—	101
Net income (loss)	—	—	—	8,386	—	(120)	—	—	8,266

Balance, June 30, 2013	30,972,048	$3,099	$56,632	$196,155	$(1,479)	143	2,310,634	$(4,804)	$249,746
Stocks issued under ESPP	15,660	1	364	—	—	—	—	—	365
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,415)	—	—	—	—	(1,415)
Foreign currency translation adjustment, net	—	—	—	—	(126)	—	—	—	(126)
Stock based compensation	—	—	1,149	—	—	—	—	—	1,149
Change in fair value of interest rate swaps	—	—	—	—	133	—	—	—	133
Stock options exercised and grants of restricted stock units	9,978	—	36	—	—	—	—	—	36
Non-controlling interest contribution	—	—	—	—	—	200	—	—	200
Net income (loss)	—	—	—	8,870	—	(125)	—	—	8,745

Balance, September 30, 2013	30,997,686	$3,100	$58,181	$203,610	$(1,472)	218	2,310,634	$(4,804)	$258,833

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Increase (decrease) in cash	2013	2012
Cash flows from operating activities:
Net income	$33,830	$25,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	11,183	9,915
Amortization of other long term assets	2,976	2,061
Amortization of discounted liabilities	130	592
Stock-based compensation	2,895	1,856
Tax benefit from exercise of stock options	(57)	(493)
Loss from equity method investment	386	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(34,304)	(36,515)
Increase in inventories	(39,221)	(21,747)
Increase in prepaid expenses and other assets	(14,564)	(8,862)
(Increase) decrease in income tax receivable/payable, net	(520)	644
Increase in accounts payable	412	8,743
Decrease in deferred revenue	(20,034)	(6,270)
Increase in other liabilities	64,088	37,623

Net cash provided by operating activities	7,200	13,101

Cash flows from investing activities:
Capital expenditures	(12,290)	(14,908)
Investment	(3,687)	—

Net cash used in investing activities	(15,977)	(14,908)

Cash flows from financing activities:
Net borrowings under line of credit agreement	38,750	—
Payments on long-term debt	(46,000)	(6,000)
Payments on other long-term liabilities	(1,415)	—
Tax benefit from exercise of stock options	57	493
Decrease in other notes payable	(6,154)	(6,460)
Payment of cash dividends	(3,390)	(1,380)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	929	3,260

Net cash used in financing activities	(17,223)	(10,087)

Net decrease in cash	(26,000)	(11,894)
Cash and cash equivalents at beginning of year	38,476	35,085
Effect of exchange rate changes on cash	(151)	433

Cash and cash equivalents as of September 30	$12,325	$23,624

See notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. Property, plant and equipment at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
Land	$2,458	$2,458
Buildings and improvements	12,768	12,537
Machinery and equipment	93,175	89,089
Office furniture, fixtures and equipment	9,469	8,400
Automotive equipment	278	312
Construction in progress	10,301	3,363

	128,449	116,159
Less accumulated depreciation	(76,807)	(70,458)

	$51,642	$45,701

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished products	$114,754	$74,900
Raw materials	12,418	13,051

	$127,172	$87,951

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net sales:
Insecticides	$49,539	$34,603	$167,624	$135,869
Herbicides	28,880	24,813	86,565	58,145
Other	9,189	19,448	26,108	40,031

	87,608	78,864	280,297	234,045
Non-crop	9,593	10,972	25,202	27,883

	$97,201	$89,836	$305,499	$261,928

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net Sales:
US sales	$79,425	$74,036	$250,367	$209,371
International sales	17,776	15,800	55,132	52,557

	$97,201	$89,836	$305,499	$261,928

5. Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs”. Programs are a critical part of doing business in the agricultural chemicals business place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. At September 30, 2013, the balance of accrued program cost is at $95,722 as compared to $32,335 at December 31, 2012.

6. On September 9, 2013, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on October 18, 2013 to stockholders of record at the close of business on October 4, 2013. Cash dividends paid October 18, 2013 totaled $1,415.

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

7. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Numerator:
Net income attributable to American Vanguard	$8,870	$8,076	$34,171	$25,554

Denominator:
Weighted averages shares outstanding	28,322	27,970	28,295	27,818
Assumed exercise of stock options and restricted shares-fully diluted	567	908	595	855

	28,889	28,878	28,890	28,673

8. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	September 30, 2013			December 31, 2012
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$—	$—	$—	$36,000	$10,000	$46,000
Working capital revolver	38,750	—	38,750	—	—	—
Notes payable on product acquisitions and asset purchase	144	71	215	196	6,247	6,443

Total indebtedness	$38,894	$71	$38,965	$36,196	$16,247	$52,443

As more fully reported in the Company’s Form 8-K (filed with the SEC on June 20, 2013), on June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC C.V. and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011 and more fully described in the Company’s Form 8-K filed on January 13, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit of $200 million and an accordion feature for up to $100 million. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, including the conversion of term loans into revolving debt.

At September 30, 2013, the Company had in place one interest rate swap contract with a notional amount of $38,625 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Losses in other comprehensive income expected to be reclassified to earnings in the coming
12 months are $596. Amounts recorded in earnings for hedge ineffectiveness for the period ending September 2013 were immaterial.

The following tables illustrate the impact of derivatives on the Company’s consolidated statement of operations for the three months and nine months ended September 30, 2013.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended September 30

For the three months ended September 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$(43)	$(137)	Interest Expense	$(176)	$(178)	Interest Expense	$—	$—

Total	$(43)	$(137)		$(176)	$(178)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange contracts	Other income/(expense)	$—	$115

Total		$—	$115

For the nine months ended September 30

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$(59)	$(460)	Interest Expense	$(543)	$(546)	Interest Expense	$(1)	$(1)

Total	$(59)	$(460)		$(543)	$(546)		$(1)	$(1)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Foreign Exchange contracts	Other income/(expense)	$—	$(77)

Total		$—	$(77)

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of September 30, 2013 the Company met all covenants in that credit facility.

At September 30, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $161,250 under the credit facility agreement.

9. Reclassification—certain items may have been reclassified (if appropriate), in the prior period consolidated financial statements to conform to the most recent financial statements presented.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. For the three month and nine month periods ended September 30, 2013, total comprehensive income consisted of net income attributable to American Vanguard, the change in fair value of interest rate swaps and foreign currency translation adjustments.

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

Stock Options—During the nine months ended September 30, 2013, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, January 1, 2013	705,345	$7.70	$7.95
Options granted	—	—
Options exercised, $7.50	(6,666)	7.50
Options expired or forfeited	(6,667)	7.50

Balance outstanding, March 31, 2013	692,012	$7.71	$7.96
Options granted	—	—
Options exercised, $7.50	(13,333)	7.50
Options expired or forfeited	—	—

Balance outstanding, June 30, 2013	678,679	$7.71	$8.07
Options granted	—	—
Options exercised, $7.50	(6,666)	7.50
Options expired or forfeited	(4,000)	7.50

Balance outstanding, September 30, 2013	668,013	$7.72	$8.20

Information relating to stock options at September 30, 2013 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	641,334	83	$7.50	139,334	$7.50
$11.32—$14.75	26,679	83	$12.90	20,012	$13.10

	668,013		$7.72	159,346	$8.20

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2013:
Incentive Stock Option Plans:
Outstanding	668,013	$7.72	83	$12,829
Expected to Vest	666,233	$7.72	83	$12,795
Exercisable	159,346	$8.20	72	$2,982

During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $201 and $236, respectively.

During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $624 and $668, respectively.

As of September 30, 2013, the Company had approximately $186 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.3 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	245,817	$20.23
Granted	145,884	$31.27
Vested	—	$—
Forfeited	(8,000)	$22.17

Nonvested shares at March 31, 2013	383,701	$24.39
Granted	8,230	30.19
Vested	(8,230)	30.37
Forfeited	—	$—

Nonvested shares at June 30, 2013	383,701	$24.87
Granted	4,500	24.27
Vested	(5,000)	8.32
Forfeited	—	$—

Nonvested shares at September 30, 2013	383,201	$24.60

Restricted stock grants—During the nine months ended September 30, 2013, the Company granted a total of 158,614 shares of common stock. Of these, 8,230 shares vested immediately, 1,500 shares will cliff vest after four hundred fifty days and the balance of 148,884 shares will cliff vest after three years of service. The shares granted in 2013 were fair valued at

$31.06 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period. During the nine months ended September 30, 2013, there were 13,230 restricted shares that vested, which had an average grant-date value of $22.04 per share and an average vest-date value of $24.01 per share. During the nine months ended September 30, 2013, there were 8,000 restricted shares that were forfeited, which had an average grant date value of $22.17 per share.

During the nine months ended September 30, 2012, the Company granted a total of 247,536 shares of common stock. Of these, 13,352 shares vested immediately, 7,000 shares vested after ninety days and the balance of 227,184 shares will cliff vest after three years of service. The shares granted in 2012 were fair valued at $21.24 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company recognizes as expense the value of restricted shares over the required service period. During the nine months ended September 30, 2012, there were 99,992 restricted shares that vested, which had an average grant-date value of $14.13 per share and an average vest-date value of $19.29 per share. During the nine months ended September 30, 2012, there were 1,367 restricted shares that were forfeited, which had an average grant date value of $20.47 per share.

During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense related to restricted shares of $856 and $589, respectively.

During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense related to restricted shares of $2,153 and $1,188, respectively.

As of September 30, 2013, the Company had approximately $6,370 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.1 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A status summary of non-vested performance based shares as of and for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at March 31, 2013	—	$—
Granted	24,637	$30.13
Vested	—	$—
Forfeited	—	$—

Nonvested shares at June 30, 2013	24,637	$30.13
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested shares at September 30, 2013	24,637	$30.13

Performance Based Shares — During the nine months ended September 30, 2013, the Company granted a total of 24,637 performance based shares that will cliff vest after three years of service. 80% of this performance based shares are based upon net income and net sales for the period commencing April 1, 2013 and ending December 31, 2015; the remaining 20% of performance based shares are based upon AVD stock price appreciation over the course of the period commencing June 6, 2013 and ending on December 31, 2015. Both parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

The performance based shares related to net income and net sales were average fair valued at $30.13 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to AVD stock price were average fair valued at $15.31 per share. The fair value was determined by using the Monte Carlo valuation method. The Company recognizes as expense the value of these shares over the required service period of three years.

During the three months ended September 30, 2013, the Company recognized stock-based compensation expense related to performance based shares of $92. There were no performance based shares issued by the Company prior to those issued during the quarter ended June 30, 2013.

During the nine months ended September 30, 2013, the Company recognized stock-based compensation expense related to performance based shares of $118. There were no performance based shares issued by the Company prior to those issued during the quarter ended June 30, 2013.

As of September 30, 2013, the Company had approximately $623 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.7 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended September 30, 2013.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. Following is a summary of material developments in these matters since the commencement of this reporting period. For the sake of brevity, we refer to cases by the names set forth in the Company’s Form 10-K for the period ended December 31, 2012, which sets forth the procedural history of these matters in greater detail.

Delaware and Louisiana Matters

On September 19, 2013, in Marquinez, (U.S. District Court for the District of Delaware, Case No. 12-695-RGA involving claims for injury to 22 banana plantation workers allegedly caused by exposure to DBCP), the court granted in part, and denied in part, a motion to dismiss filed by Dole and, in the process, dismissed 14 of the 22 plaintiffs on the ground that they had been named as plaintiffs in a prior action filed by the Hendler law firm in Louisiana. As for the remaining eight plaintiffs, the court found that there was a question as to whether they were parties to the Louisiana case(s). On the question of cross-jurisdictional tolling (which had been raised in the motion), the court invited Dole to renew its motion to dismiss pending a decision from the Fifth Circuit Court of Appeals in the Hendler-Louisiana cases. As indicated below, the Fifth Circuit did render a decision on the appeal of the Hendler-Louisiana cases, and Dole has renewed its motion to dismiss Marquinez. With respect to the Marquinez matter, the company has filed an answer to the complaint, no discovery has commenced in this matter, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency on either of these matters.

Also on September 19, 2013, the Fifth Circuit Court of Appeal affirmed the order of the U.S. District Court for the Eastern District of Louisiana granting summary judgment on the claims of 258 of the plaintiffs named in the Hendler-Louisiana cases. The appellate court found no basis for reversing the lower court dismissal which had been effected on the ground that claimants had not brought their actions within the applicable statute of limitations period.

In a related matter, on October 16, 2013, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit from the order issued by the U.S. District Court in the Hendler-Delaware cases, in which the court dismissed the claims of 235 plaintiffs on the ground that the actions were already pending in Louisiana (as the Hendler-Louisiana cases) and, as such, were barred from adjudication before another court under the “first-to-file” rule. In effect, plaintiffs, whose claims were dismissed by the federal court in Louisiana (and which appeal was affirmed on appeal as per the previous paragraph) are attempting to keep those claims alive before the Delaware federal courts. The Company does not believe that there is any merit in the appeal and plans to oppose it vigorously. Accordingly, the Company has not set up a loss contingency on this matter.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC Brazil (“AMVAC B”) with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response during 2013. At this stage, the Company believes that a loss of between $200 and $300 is probable and has set up a loss contingency in the amount of $200.

13. Recently Issued Accounting Guidance— In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This update primarily makes amendments to various Codifications to (1) conform the format and writing style of certain guidance carried forward without modification from pre-Codification pronouncements, (2) to correct references and provide clarification through updated language, and (3) to relocate guidance within the Codification to a more appropriate location. In addition, ASU No. 2012-4 conforms the use of the term fair value throughout the Codification to reflect fully the measurement and disclosure requirements of FASB ASC Topic 820, Fair Value Measurement and Disclosures (e.g. to replace the terms “market value” and “mark-to-market” with “fair value” and “subsequently measure at fair value,” respectively). The majority of the amendments do not change the accounting practice. However, where applicable, the Company has applied the updates.

14. Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt and note payable to bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt and note payable to bank.

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivatives used to hedge foreign currency balances are measured at fair value on a recurring basis, and the balances as of September 30, 2013 and December 31, 2012 (which are included in other assets, net and accrued and other liabilities in the consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of September 30, 2013:
Liability:
Foreign currency derivative financial instrument	$—	$—	$—

Interest rate derivative financial instruments (1)	$—	$716	$—

As of December 31, 2012:
Liability:
Foreign currency derivative financial instrument	$—	$160	$—

Interest rate derivative financial instruments (1)	$—	$1,201	$—

(1)	Includes accrued interest expense

The valuation techniques used to measure the fair value of the derivative financial instruments above, in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates.

15. Accumulated Other Comprehensive Income—

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2012	$(728)	$(1,034)	$(1,762)
Current period, other comprehensive income	178	407	585

Balance, March 31, 2013	$(550)	$(627)	$(1,177)
Current period, other comprehensive income	174	(476)	(302)

Balance, June 30, 2013	$(376)	$(1,103)	$(1,479)
Current period, other comprehensive income	133	(126)	7

Balance, September 30, 2013	$(243)	$(1,229)	$(1,472)

16. In March 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a natural life science company that aims to utilize its proprietary technology to develop solutions to address the unmet and increasing global demand for effective, safe, insect and parasite technologies for human and animal health. As of September 30, 2013, the Company’s ownership position in TyraTech was approximately 29.27%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes earnings (losses) from equity method investments, which represents our proportionate share of TyraTech’s net earnings (losses) for the period from the time of the investment to the end of the accounting period. The earnings or losses based on unaudited published financial statements from TyraTech are reflected in our financial statements during the quarter immediately following the period in which the results are published by TyraTech.

The Company’s investment in TyraTech is carried at the equity method valuation and is included in other assets on the balance sheet. At September 30, 2013, the carrying value of the Company’s investment in TyraTech was $3,301 and the quoted market value was $4,288.

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

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2013	2012	Change
Net sales:
Insecticides	$49,539	$34,603	$14,936
Herbicides	28,880	24,813	4,067
Other	9,189	19,448	(10,259)

Total Crop	87,608	78,864	8,744
Non-crop	9,593	10,972	(1,379)

	$97,201	$89,836	$7,365

Cost of sales:
Insecticides	$28,700	$20,351	$8,349
Herbicides	15,742	15,886	(144)
Other	4,715	9,077	(4,362)

Total crop	49,157	45,314	3,843
Non-crop	4,885	4,897	(12)

	$54,042	$50,211	$3,831

Gross margin:
Insecticides	$20,839	$14,270	$6,569
Herbicides	13,138	8,996	4,142
Other	4,474	10,284	(5,810)

Gross margin crop	38,451	33,550	4,901
Gross margin non-crop	4,708	6,075	(1,367)

	$43,159	$39,625	$3,534

Gross margin crop	44%	43%
Gross margin non-crop	49%	55%
Total gross margin	44%	44%

	2013	2012	Change
Net sales:
US sales	$79,425	$74,036	$5,389
International sales	17,776	15,800	1,976

	$97,201	$89,836	$7,365

Our overall financial performance including net sales and net income for the quarter ended September 30, 2013 improved as compared to the same period in 2012. Our net sales for the period were up 8% to $97,201 compared to $89,836 for the third quarter of 2012. Further, net income attributable to American Vanguard was up 10% to $8,870 as compared to $8,076 for the same period in 2012. Net sales for our Crop segment were up by approximately 11%, while net sales for Non-Crop products were down by about 13% for the comparable period. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Sales performance by product category within our portfolio was mixed in the third quarter. Our Insecticide product category continued to be strong, led by a quarterly increase in our granular soil insecticide sales. Particularly in corn, continued market support for using these proven crop protection products in conjunction with genetic-trait seed as part of an integrated pest management system to enhance harvest yields, is driving this strong demand. In our Herbicide product category, performance improved in comparison to the third quarter of 2012 as gains by our Impact and Dacthal herbicides were offset by a small reduction in our Metam soil fumigants. Our Other Product category registered a significant quarterly sales decline, as a result of reduced sales of our Folex® cotton defoliant.

Net sales of our insecticides as a group were up about 43% during the third quarter of 2013. Within this segment, net sales of our granular soil insecticides (“GSIs”) as a group were up approximately 35% over that of the comparable quarter in 2012 with particularly strong sales of our corn soil insecticide Force®SmartBox. Sales of Nemacur® posted a strong quarterly performance as improved supply enabled us to satisfy international demand. Thimet® sales were strong as a result of the start-up of the 2013-2014 sugarcane season. Among our non-granular insecticides, quarterly sales for our cotton foliar insecticide Bidrin® were up compared to the prior year quarter, as increased pest pressure in the Southeast U.S. cotton belt (despite reduced cotton acres) stimulated additional applications to combat plant & stink bugs.

Within the group of herbicides/fungicides/fumigants, net sales for the third quarter of 2013 increased by approximately 16% to $28,880 from the comparable period of 2012. Net sales of our herbicide products were higher due primarily to late season demand for our post-emergent corn herbicide, Impact. We saw a small decrease in net sales of our soil fumigants during the period as regional weather conditions interfered with the application of these liquids.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales decreased by about 53% as compared to those in the third quarter of 2012. This decrease was due to lower sales of our cotton harvest aid Folex. Reduced cotton acreage in the United States and late planting which resulted in late crop maturity contributed to this third quarter weakness in Folex sales, a portion of which will occur in Q4. A quarterly gain in toll manufacturing, pharmaceutical ingredients and Envance consumer pest product sales slightly moderated the decline in this product category.

Our non-crop sales ended the third quarter of 2013 at $9,593 as compared to $10,972 for the same period of the prior year. This change was due largely to reduced sales of our mosquito adulticide Dibrom®, offset by improvement in year-over-year sales of our Nuvan and Pest Strip products for commercial pest control. Additionally, limited hurricane activity along the U.S. Gulf Coast region slightly dampened seasonal demand for our mosquito control adulticide Dibrom®. Finally, our PCNB fungicide sales were down slightly from the prior year’s third quarter as the product continues its gradual sales/market share recovery.

Our cost of sales for the third quarter of 2013 was $54,042 or 56% of net sales. This compared to $50,211 or 56% of net sales for 2012. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major components are raw materials (including sub contract costs) and factory operating costs. As a result of a change in the sales mix and volume, our expense for raw materials increased by 3.6% in the quarter ended September 30, 2013, as compared to the same period of the prior year. Our factory operating costs increased by 22%, supporting the expanded operating activity in our factories following the implementation of certain capital projects in the last year. During the quarter, we started actions to address inventory levels and held back slightly on production. The changes in selling price, volume, product mix and cost of sales resulted in a gross margin of 44% which was in line with our performance in the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $1,565 to $28,025 for the three months ended September 30, 2013 as compared to the same period in 2012. The differences in operating expenses by department are as follows:

	2013	2012	Change
Selling	$7,419	$6,775	$644
General and administrative	7,576	7,471	105
Research, product development and regulatory	5,102	4,715	387
Freight, delivery and warehousing	7,928	7,499	429

	$28,025	$26,460	$1,565

•	Selling expenses increased by approximately 10% over the comparable quarter. The main drivers for increased overall expenses were marketing expenses and costs associated with servicing our international operations.

•	General and administrative expenses increased by about 4% quarter over quarter. The main drivers for the increase are associated with continuing costs of set up our foreign subsidiary structure and additional personnel to support the growing business. Finally, we had legal expenses that were offset by a settlement income related to data compensation matter that concluded in July.

•	Research, product development costs and regulatory expenses changed by about 8% over the comparable three month period. This is as a result of timing and mix of external regulatory studies.

•	Freight, delivery and warehousing costs increased by about 6%, driven primarily by a high quarterly volume of bulk shipments of our metam liquid soil fumigants. We continue to focus on managing logistics expenses throughout our supply chain. As a percentage of sales, freight ended at 8.1% of sales for the three months ended September 30, 2013 as compared to 8.3% for the same period of the prior year.

Interest costs net of capitalized interest, were $444 in the three months to September 30, 2013 as compared to $536 in the same period of 2012. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2013			Q3 2012
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$—	$—	—	$49,935	$466	3.7%
Working capital revolver	40,728	355	3.5%	—	—	—

Average	40,728	355	3.5%	49,935	466	3.7%

Other notes payable	224	2	3.3%	6,096	53	3.5%
Capitalized interest	—	(20)	—	—	(165)	—
Amortization of deferred loan fees	—	55	—	—	33	—
Amortization of other deferred liabilities	—	44	—	—	143	—
Other interest expense	—	8	—	—	6	—

Adjusted average indebtedness	$40,952	$444	4.4%	$56,031	$536	3.8%

The Company’s average overall debt for the three months ended September 30, 2013 was $40,952 as compared to $56,031 for the three months ended September 30, 2012. Furthermore, during the three months to September 30, 2013, we incurred non-cash costs related to amortization of discounting for deferred payments and other interest expense net of capitalized interest in the amount of $89 as compared to $70 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.5% for the period to September 30, 2013 as compared to 3.7% for the same period of the prior year. Our overall effective interest rate was 4.4% for the three months ended September 30, 2013 as compared to 3.8% at September 30, 2012.

Income tax expense has increased by $1,006 to end at $5,559 for the three months ended September 30, 2013 as compared to $4,553 for the comparable period in 2012. The effective tax rate for the quarter was 37.84 % as compared to 36.05% in the same period of the prior year. The increase in the rate is primarily driven by the balance of domestic sourced income as compared to foreign source income. The tax rate is based on management’s estimate of the full year income tax rate and is subject to ongoing review and revision.

Our overall net income for the three months ended September 30, 2013 improved by 10% to $8,870 or $0.31 per diluted share as compared to $8,076 or $0.28 per diluted share in the same quarter of 2012.

Nine Months Ended September 30:

	2013	2012	Change
Net sales:
Insecticides	$167,624	$135,869	$31,755
Herbicides	86,565	58,145	28,420
Other	26,108	40,031	(13,923)

Total crop	280,297	234,045	46,252
Non-crop	25,202	27,883	(2,681)

	$305,499	$261,928	$43,571

Cost of goods sold:
Insecticides	$94,203	$73,476	$20,727
Herbicides	45,789	37,505	8,284
Other	13,097	21,949	(8,852)

Total crop	153,089	132,930	20,159
Non-crop	13,404	13,649	(245)

	$166,493	$146,579	$19,914

Gross margin:
Insecticides	$73,421	$62,393	$11,028
Herbicides	40,776	20,640	20,136
Other	13,011	18,082	(5,071)

Gross margin crop	127,208	101,115	26,093
Gross margin non-crop	11,798	14,234	(2,436)

	$139,006	$115,349	$23,657

Gross margin crop	45%	43%
Gross margin non-crop	47%	51%
Total gross margin	45%	44%

	2013	2012	Change
Net sales:
US sales	$250,367	$209,371	$40,996
International sales	55,132	52,557	2,575

	$305,499	$261,928	$43,571

Overall financial performance including net sales and net income for the nine month period ended September 30, 2013 improved as compared to the same period in 2012. Net sales for the period were up approximately 17% to $305,499 compared to $261,928 for the first nine months of 2012. Further, net income attributable to American Vanguard was up approximately 34% to $34,171 as compared to $25,554 for the same period in 2012. Net sales for our crop business were up by approximately 20%, while net sales for non-crop products were down by about 10% for the comparable period. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first nine months of 2013, difficult weather conditions in the continental United States have complicated spring crop planting and the use of some of our products. Excessive and extended rainfall in parts of the Midwest and South caused exceptionally late crop plantings and resulted in some growers deciding to switch from corn or cotton crops to soybeans. While such circumstances can be unfavorable to our business, strong demand for many of our most important products has resulted in significant year-over-year sales increases. Particularly in corn, growers increasingly recognize the value of our proven crop protection solutions to enhance harvest yields and have been ramping up their use of our granular soil insecticides and post-emergent herbicide as part of a comprehensive integrated pest management practice.

Net sales of our insecticides as a group were up about 23% at $167,624 during the first nine months of 2013, as compared to $135,869 during the same period of the prior year. Within this segment, net sales of our granular soil insecticides (“GSIs”) were up approximately 30% over that of the comparable period in 2012. Most of our GSI brands contributed to this increase, including our premier corn soil insecticides Aztec, Force, and SmartChoice. Counter primarily used for nematode control in corn and sugar beets, and Thimet used in peanuts and sugarcane saw year-over-year sales declines primarily as a result of fewer planted peanut and sugar beets acres in the United States during 2013. Net sales of our non-GSI insecticides reduced by about 7% during the first nine months of 2013, mainly due to the year-over-year sales decline of our cotton foliar insecticide Bidrin as a result of 20% fewer planted acres of cotton in the United States during 2013.

Within the group of herbicides/fungicides/fumigants, net sales for the first three quarters of 2013 were up by 49% compared to the first nine months of 2012. This increase was largely driven by our herbicide product Impact which showed excellent growth this year due to improved product availability and the co-marketing agreement with Monsanto involving its Roundup brands. We continue to experience solid demand for our soil fumigants during the first nine months of the 2013, although some weather conditions, water availability and regulatory changes have caused a modest year-over-year decline.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales decreased by about 35% as compared to those in the nine months of 2012. This results from the YTD sales decline of our cotton harvest defoliant, Folex, due to lower cotton acreage, as well as a slight decline in our metaldehyde granules sales.

Our non-crop sales for the first nine months of 2013 were $25,202 as compared to $27,883 for the same period of the prior year; this represents a reduction of about 10%. Sales of our mosquito adulticide Dibrom® are down slightly year-to-date, due in part to lighter storm conditions in both the Mid-Atlantic and Southeast regions. Sales of our PCNB fungicide are running slightly below the prior year rate, as we endeavor to recapture market position after experiencing very limited sales in 2011 due to a regulatory issue.

Our cost of sales for the nine months of 2013 was $166,493 or 55% of net sales. This compares to $146,579 or 56% of net sales for 2012. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major components are raw materials (including sub contract costs) and factory operating costs. As a result of significantly higher sales volumes and a different mix of products sold, our total cost of raw materials increased by approximately 9%, driven by raw materials inflation of 2.2% and sales up 17%. During 2013 the Company continued to focus on selling higher margin and higher cost products and de-emphasized lower margin, lower cost products facing generic competition. Our factory operating costs increased by 27%, driven by the expanding operating activity of our factories, increased sales volumes and approximately 3% inflation. The changes in selling price, volume, product mix and cost of sales resulted overall in a 1% improvement in gross margin to 45% in 2013 as compared to 44% for the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $11,283 to $84,823 for the nine months ended September 30, 2013 as compared to the same period of 2012. The differences in operating expenses by department are as follows:

	2013	2012	Change
Selling	$23,101	$18,889	$4,212
General and administrative	27,747	21,300	6,447
Research, product development and regulatory	14,714	15,187	(473)
Freight, delivery and warehousing	19,261	18,164	1,097

	$84,823	$73,540	$11,283

•	Selling expenses for the period increased by about 22% over the comparable period. The main drivers for the increased overall expenses were marketing expenses, costs associated with servicing our international operations and field stewardship activities.

•	General and administrative expenses increased by about 30% over the same period of 2012. The main drivers for the increase are primarily related to increased people costs in support of our expanding business, higher legal costs associated with a data compensation matter, which concluded in July, and higher incentive compensation accruals due the overall financial performance.

•	Research, product development costs and regulatory expenses decreased by about 3% when compared to the same period of 2012. This is as a result of timing and mix of external regulatory studies.

•	Freight, delivery and warehousing costs for the nine months ended September 30, 2013 were $19,261 or 6.3% of sales as compared to $18,164 or 7.0% of sales for the same period in 2012. This reflects sales which were up almost 17%, including an increase in export sales that were up 5% as compared to the same period of the prior year. We continue to focus on managing logistics expenses throughout our supply chain.

Interest costs net of capitalized interest, were $1,467 in the nine months of 2013 as compared to $1,844 in the same period of 2012. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$31,177	$880	3.7%	$51,949	$1,439	3.7%
Working capital revolver	24,967	544	2.9%	—	—	—

Average	56,144	1,424	3.4%	51,949	1,439	3.7%

Other notes payable	292	6	2.7%	6,334	163	3.4%
Capitalized interest	—	(245)	—	—	(313)	—
Amortization of deferred loan fees	—	125	—	—	97	—
Amortization of other deferred liabilities	—	130	—	—	427	—
Other interest expense	—	27	—	—	31	—

Adjusted average indebtedness	$56,436	$1,467	3.5%	$58,283	$1,844	4.2%

The Company’s average overall debt for the nine months ended September 30, 2013 was $56,436 as compared to $58,283 for the same period of 2012. Furthermore, during the nine months ended September 30, 2013, we incurred non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $43 as compared to $405 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 3.4% for the period to September 30, 2013 as compared to 3.7% for the same period of the prior year. Our overall effective interest rate was 3.5% for the nine months ended September 30, 2013 as compared to 4.2% in the same period of 2012.

Income tax expense has increased by $4,089 to end at $18,500 for the nine months ended September 30, 2013 as compared to $14,411 for the comparable period in 2012. The effective tax rate for the nine months is 35.09% as compared to 36.06% in the same period of the prior year. The reduction in the rate is primarily driven by the increased benefits from additional foreign source income, US domestic production and increased tax credits. The tax rate is based on management’s estimate of the full year income tax rate and is subject to ongoing review and revision.

Our overall net income attributable to American Vanguard for the nine months of 2013 was $34,170 or $1.19 per diluted share as compared to $25,554 or $0.89 per diluted share in the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $7,200 of cash in operating activities during the nine months ended September 30, 2013. This compared to $13,101 in the same period of last year. Net income of $33,830, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities of $14,289, stock based compensation expense of $2,838 offset by a non cash loss recorded on our equity investment provided a net cash inflow of $51,344 as compared to $39,485 for the same period last year.

Accounts receivables ended at $109,318 as compared to $76,073 at the start of the year. This increase of $33,245 is consistent with the increase of $36,515 recorded during the same period of the prior year when accounts receivables ended at $104,859. This is normal at the commencement of the new growing season.

Inventories ended at $127,172 which was an increase of $39,221 as compared to the level reported at December 31, 2012. As reported at the end of the second quarter, our inventories have increased as a result of weather and pest pressure in some of our key markets, and in addition, reduction in peanut and cotton acres have impacted certain product lines. Our inventory is flat compared to last quarter, as we balance inventories to demand.

The deferred revenues at December 31, 2012 were fully realized at September 30, 2013. During the three month period to September 30, 2013, the Company recorded additional deferred revenues in the amount of $39 related primarily to advance payments for our proprietary delivery systems. Finally, as the Company has built momentum for the 2014 growing season, other assets increased by $14,023, driven by our continued investment in SmartBox equipment to respond to market acceptance of our delivery system technology. Prepaid expenses, accounts payable, and income tax payable increased by $649.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30 each year. During the nine months ended September 30, 2013, the Company made accruals in the amount of $74,674. Programs are paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the nine months ending September 30, 2013, the Company made payments in the amount of $9,795. Payments are not generally significant in the second and third quarters of each financial year. During the nine months to the end of September 30, 2012, the Company accrued $44,529 and made payments in the amount of $5,858.

The Company used $15,977 in investing activities during the nine months ended September 30, 2013 primarily to expand manufacturing capacity in response to demand for certain core products. Furthermore, during the nine months ended September 30, 2013, the Company made a $3,687 equity investment in TyraTech Inc., a natural life science company that aims to utilize its proprietary technology to develop solutions to address the unmet and increasing global demand for effective, safe, and non-toxic insect and parasite technologies for human and animal health.

Financing activities used $17,224 during the nine months ended September 30, 2013, compared to $10,087 in the same period of the prior year. This included the net debt reduction achieved following the refinancing of our senior credit facility at the end of June 2013 and deferred payments on notes related to product acquisitions. The Company made dividend payments in the amount of $3,390 as compared to $1,380 in the same period of last year. Finally, the Company received $929 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits) as compared to $3,260 for the same period last year.

The Company has various different loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at September 30, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	September 30, 2013			December 31, 2012
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term Loan	$—	$—	$—	$36,000	$10,000	$46,000
Working capital revolver	38,750	—	38,750	—	—	—
Notes payable on product acquisitions and asset purchase	144	71	215	196	6,247	6,443

Total Indebtedness	$38,894	$71	$38,965	$36,196	$16,247	$52,443

As more fully reported in the Company’s Form 8-K (filed with the SEC on June 20, 2013), on June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC CV and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011 and more fully described in the Company’s Form 8-K filed on January 13, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit of $200 million and an accordion feature for up to $100 million. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, including the conversion of term loans into revolving debt.

The Company has three key covenants under the New Credit Agreement (with which AMVAC is in compliance). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, and (3) maintain a certain consolidated fixed charge coverage ratio.

It should be noted that in the period ending September 30, 2013, our overall indebtedness decreased by $13,478 or 26%. At September 30, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $161,250 under the credit facility agreement.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013.

In October 2012, FASB issued ASU No. 2012-04, Technical Corrections and Improvements. This update primarily makes amendments to various Codifications to (1) conform the format and writing style of certain guidance carried forward without modification from pre-Codification pronouncements, (2) to correct references and provide clarification through updated language, and (3) to relocate guidance within the Codification to a more appropriate location. In addition, ASU No. 2012-4 conforms the use of the term fair value throughout the Codification to reflect fully the measurement and disclosure requirements of FASB ASC Topic 820, Fair Value Measurement and Disclosures (e.g. to replace the terms “market value” and “mark-to-market” with “fair value” and “subsequently measure at fair value,” respectively). The majority of the amendments do not change the accounting practice. However, where applicable, the Company has applied the updates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s statement 10-K for the financial year ended December 31, 2012, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2012 remain valid and are hereby incorporated by reference.

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

As of September 30, 2013, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As at September 30, 2013, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended September 30, 2013.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. Following is a summary of material developments in these matters since the commencement of this reporting period. For the sake of brevity, we refer to cases by the names set forth in the Company’s Form 10-K for the period ended December 31, 2012, which sets forth the procedural history of these matters in greater detail.

Delaware and Louisiana Matters

On September 19, 2013, in Marquinez, (U.S. District Court for the District of Delaware, Case No. 12-695-RGA involving claims for injury to 22 banana plantation workers allegedly caused by exposure to DBCP), the court granted in part, and denied in part, a motion to dismiss filed by Dole and, in the process, dismissed 14 of the 22 plaintiffs on the ground that they had been named as plaintiffs in a prior action filed by the Hendler law firm in Louisiana. As for the remaining eight plaintiffs, the court found that there was a question as to whether they were parties to the Louisiana case(s). On the question of cross-jurisdictional tolling (which had been raised in the motion), the court invited Dole to renew its motion to dismiss pending a decision from the Fifth Circuit Court of Appeals in the Hendler-Louisiana cases. As indicated below, the Fifth Circuit did render a decision on the appeal of the Hendler-Louisiana cases, and Dole has renewed its motion to dismiss Marquinez. With respect to the Marquinez matter, the company has filed an answer to the complaint, no discovery has commenced in this matter, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency on either of these matters.

Also on September 19, 2013, the Fifth Circuit Court of Appeal affirmed the order of the U.S. District Court for the Eastern District of Louisiana granting summary judgment on the claims of 258 of the plaintiffs named in the Hendler-Louisiana cases. The appellate court found no basis for reversing the lower court dismissal which had been effected on the ground that claimants had not brought their actions within the applicable statute of limitations period.

In a related matter, on October 16, 2013, plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit from the order issued by the U.S. District Court in the Hendler-Delaware cases, in which the court dismissed the claims of 235 plaintiffs on the ground that the actions were already pending in Louisiana (as the Hendler-Louisiana cases) and, as such, were barred from adjudication before another court under the “first-to-file” rule. In effect, plaintiffs, whose claims were dismissed by the federal court in Louisiana (and which appeal was affirmed on appeal as per the previous paragraph) are attempting to keep those claims alive before the Delaware federal courts. The Company does not believe that there is any merit in the appeal and plans to oppose it vigorously. Accordingly, the Company has not set up a loss contingency on this matter.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC Brazil (“AMVAC B”) with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response during 2013. At this stage, the Company believes that a loss of between $200 and $300 is probable and has set up a loss contingency in the amount of $200.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 1, 2013	BY:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: November 1, 2013	BY:	/s/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer