Form 10-K
period 2013-12-31
AMERICAN VANGUARD CORP
filed 2014-02-28
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $656.2 million. This figure is estimated as of June 30, 2013 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $23.43 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2013, was 28,661,414. The number of shares of $.10 par value Common Stock outstanding as of February 20, 2014 was 28,772,622.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2013

i

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

PART I

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to American Vanguard Corporation and its consolidated subsidiaries (“AVD”).

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

AVD was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant”, in this Annual Report refer to AVD and its consolidated subsidiaries. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), Quimica Amvac de Mexico S.A. de C.V. (“AMVAC M”), AMVAC Mexico Sociedad de Responsabilidad Limitada (“AMVAC M Srl”), AMVAC de Costa Rica Sociedad de Responsabilidad Limitada (“AMVAC CR Srl”), AMVAC Switzerland GmbH (“AMVAC S”), AMVAC do Brasil Representácoes Ltda (“AMVAC B”), AMVAC CV (“AMVAC CV”), AMVAC Netherlands BV (“AMVAC BV”) and Envance Technologies, LLC (“Envance”).

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Refer to Part I, Item 7 for selective enterprise information.

AMVAC

AMVAC is a California corporation that traces its history from 1945. AMVAC is a specialty chemical manufacturer that develops and markets products for agricultural, commercial and consumer uses. It manufactures and formulates chemicals for crops, turf and ornamental plants, and human and animal health protection. These chemicals, which include insecticides, fungicides, herbicides, molluscicides, growth regulators, and soil fumigants, are marketed in liquid, powder, and granular forms. In prior years, AMVAC considered itself a distributor-formulator, but now AMVAC primarily manufactures, distributes, and formulates its own proprietary products or custom manufactures or formulates for others. AMVAC has historically expanded its business through both the acquisition of established chemistries (which it has revived in the marketplace) and the development and commercialization of new compounds through licensing arrangements. Below is a description of the Company’s acquisition/licensing activity over the past five years.

On March 25, 2013, AVD made an equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. As of December 31, 2013, the Company’s ownership position in TyraTech was approximately 29.27%.

On November 30, 2012, AMVAC, along with TyraTech, formed Envance, a Delaware limited liability company. The Company holds a 60% equity interest in Envance and TyraTech holds a 40% equity interest. Envance develops and commercializes pesticide products and technologies in global consumer, commercial, professional, crop protection and seed treatment markets. Envance is headquartered at TyraTech’s facility in Research Triangle Park, North Carolina.

On October 7, 2011, AMVAC completed the acquisition of the international rights to the cotton defoliant product tribufos (sold under the trade name Def ®) from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories, and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. This acquisition also complements the U.S. rights to Def that the Company purchased from BCS AG in July 2010 (see below). Both Folex and Def are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and in combination with other products function as a harvest aid. AMVAC acquired the U.S. rights to Def from BCS AG on July 21, 2010.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

On December 20, 2010, AMVAC completed the acquisition of a global product line relating to the active ingredient tebupirimfos from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the trademarks Aztec®, Azteca® and Capinda® and customer lists associated with these products, which are insecticides that are used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

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

On October 14, 2010, AMVAC and Kanesho Soil Treatment completed agreements with Certis-USA regarding the crop protection product Basamid® (dazomet) under which AMVAC became the exclusive distributor and registration holder for this granular soil fumigant in the United States. Basamid complements the strong market position of AMVAC’s Vapam® & K-Pam® soil fumigant brands. The Company will be developing the use of Basamid for high-valued crop segments such as strawberries, tomatoes, lettuce & spinach and will be responsible for the re-registration of dazomet in the United States. In addition, beginning in 2014, the Company has started selling Basamid into the turf, greenhouse and ornamental markets.

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

Customers

The Company’s largest three customers accounted for 17%, 13%, and 8% of the Company’s sales in 2013; 19%, 10%, and 8% in 2012; and 17%, 11% and 9% in 2011.

Distribution

AMVAC distributes its products domestically predominantly through national distribution companies and buying groups or co-operatives (see “Customers” above) that purchase AMVAC’s goods on a purchase order basis, and, in turn, sell them to retailers/growers/end-users. The company’s domestic and international customers typically have long-established relationships with retailers/end-users, far-reaching logistics and transportation capabilities, and customer service expertise. The markets for AMVAC products vary by region, target crop, use and type of distribution channel. AMVAC’s customers are expert at addressing these markets. The company manages its international sales through its Netherlands’ office and sells product outside of the U.S. either via its sales offices in the Netherlands, Mexico or Cost Rica, via employed sales force executives located in France, Canada and Venezuela, or via sales agents in other territories.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Generally, the treatment against pests of any kind is broad in scope, there being more than one way or one product for treatment, eradication, or suppression. In some cases, AMVAC has attempted to position itself in smaller niche markets which are no longer addressed by larger companies. In other cases, for example in the Midwestern corn market, the company competes directly with larger competitors.

Manufacturing

Through its four domestic manufacturing facilities (see Item 2, Properties), AMVAC synthesizes many of the technical grade active ingredients that are in its end-use products. Further, AMVAC formulates and packages the majority of its end-use products at its own facilities or at the facilities of third-party formulators.

Raw Materials

AMVAC utilizes numerous companies to supply the various raw materials and components used in manufacturing its products. Many of these materials are readily available from domestic sources. In those instances where there is a single source of supply or where the source is not domestic, AMVAC seeks to secure its supply by either long-term (multi-year) arrangements or purchasing on long lead times from its suppliers. AMVAC believes that it is considered to be a valued customer to such sole-source suppliers.

Intellectual Property

AMVAC’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents. The company’s closed delivery systems are patented and AMVAC has made applications for related inventions to expand its equipment portfolio. Further, AMVAC’s trademarks bring value to its products in both domestic and foreign markets. AMVAC considers that, in the aggregate, its trademarks, licenses, and patents constitute a valuable asset; however, it does not regard its business as being materially dependent upon any single trademark, license, or patent.

EPA Registrations

AMVAC’s products also receive protection afforded by the effect of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation. The legislation makes it unlawful to sell any pesticide in the United States, unless such pesticide has first been registered by the United States Environmental Protection Agency (“USEPA”). Substantially all of AMVAC’s products are subject to USEPA registration and re-registration requirements and are registered in accordance with FIFRA. This registration by USEPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment, when it is used according to approved label directions. All states, where any of AMVAC’s products are used, require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The USEPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as regulatory compliance with U.S. EPA and other such bodies in the markets in which we sell our products, and the production of new products or new formulation of existing products. AMVAC expensed $16,526, $17,809, and $15,496 during 2013, 2012 and 2011 respectively, on these activities.

	2013	2012	2011
Registration	11,556	13,168	11,593
Product Development	4,970	4,641	3,903

	16,526	17,809	15,496

See also PART II, Item 7 of this Annual Report on form 10-K for discussions pertaining to research and development expenses.

Environmental

During 2013, AMVAC continued activities to address environmental issues associated with its facility in Commerce, CA. (the “Facility”). An outline of the history of those activities follows.

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

With respect to the site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by the DTSC. Additional activities were conducted from 2003 to 2013, with oversight provided by the DTSC. Additional review of groundwater and soil data is being conducted in response to federally-mandated initiatives of similarly affected sites. Risk assessment activities have concluded. At present, the company is finalizing the location of groundwater monitoring wells and preparing a remedial action plan for submission in 2014. Until the remedial action plan has been submitted and comments are received from DTSC, it is uncertain whether the cost associated with further investigation and potential remediation activities will have a material impact on the Company’s financial statements or its results of operations. Thus, the Company is unable to determine what sort of remediation is probable, nor can the cost of remediation be reasonably estimated (the scope can vary depending upon the risk assessment and many other factors). Accordingly, the Company has not set up a loss contingency with respect thereto.

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

AMVAC expends substantial funds to minimize the discharge of materials in the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, AMVAC recovers and recycles raw materials and increases product yield in order to partially offset increasing pollution abatement costs.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

Employees

As of December 31, 2013, the Company employed 499 employees. From time to time, due to the seasonality of its business, AMVAC uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

Domestic operations

AMVAC is a California corporation that was incorporated under the name of Durham Chemical in August 1945. The name of the corporation was subsequently changed to AMVAC in January 1973. As the Company’s main operating subsidiary, it owns and/or operates the Company’s domestic manufacturing facilities and is also the parent company (owns 99%) of AMVAC CV. AMVAC manufactures, formulates, packages and sells its products predominantly in the USA and is a wholly owned subsidiary of AVD.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

On November 30, 2012, AMVAC and TyraTech formed a Delaware limited liability company, Envance, in which the Company owns 60% of the equity interest. Envance develops and commercializes pesticide products and technologies made from natural oils in global consumer, commercial, professional, crop protection and seed treatment markets.

International operations

In November 2013, a new Mexican entity, AMVAC M Srl, was incorporated to conduct business in Mexico; this entity is part of the new international business structure and is owned and managed by AMVAC BV.

In July 2012, the Company formed AMVAC CV which is incorporated in the Netherlands, for the purpose of managing foreign sales on behalf of the Company. AMVAC CV is owned jointly by AMVAC as the general partner and AVD International, LLC as the limited partner (a wholly owned subsidiary of AVD).

AMVAC BV is a registered Dutch private limited liability company, a company formed in July 2012. AMVAC BV is located in the Netherlands and is wholly owned by AMVAC CV. During 2013, the international business made sales in in 56 countries.

The Company opened an office in 2008 in Costa Rica to conduct business in Costa Rica and other countries in Central America. The office is operated by AMVAC CR Srl and markets chemical products for agricultural and commercial uses.

The Company opened an office in Basel, Switzerland in 2006. The office is operated by AMVAC S. The Company formed the new subsidiary to expand its resources dedicated to business development opportunities.

The Company also formed a Brazilian entity in 2006 operating as AMVAC B. It functions primarily to maintain the company’s registrations in that country.

The Company opened an office in 1998 in Mexico to conduct business primarily in Mexico. The office is operated by AMVAC M Srl and markets chemical products for agricultural and commercial uses.

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2013	2012	2011
Export sales	$69,772	$69,909	$63,454
Percentage of net sales	18.3%	19.1%	21.1%

Risk Management

The Company regularly monitors matters, whether insurable or not, that could pose material risk to its operations. In 2010, the Board formed a Risk Committee, which, consists of three members of the Board of Directors. It should be noted that, usually, all members of the Board attend the regular meetings of the Risk Committee. The committee meets regularly with senior management to evaluate the Company’s risk profile, to identify mitigation measures and to ensure that the Company is prudently managing these risks. In support of the Risk Committee senior management has appointed a risk manager and designated several senior executives to lead teams focused on addressing each of several of the most material risks facing the Company; these groups perform analysis with the benefit of operational knowledge. The top risks identified by management and being addressed by risk teams (in no particular order) include: adverse political and regulatory climate; ensuring a reliable and continuous supply of raw materials, intermediates and active ingredients; succession planning and bench strength; maintaining a competitive edge in the marketplace; the possibility of an environmental event; undervaluation of the company; and availability of acquisition and licensing targets. Over the course of 2013, the company continued to implement its enterprise risk management program, which extends to all areas of potential risk and is intended to serve as a permanent feature in the Company’s operation. In addition, the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

The regulatory climate has grown increasingly challenging to the Company’s interests both domestically and internationally—Various agencies within the U.S. government continue to exercise increased scrutiny in permitting continued uses (or the expansion of such uses) of older chemistries, including many of the Company’s products and, in some cases, have initiated or entertained challenges to these uses. The challenge of the regulatory climate is even more pronounced in certain other geographical regions where the Company faces resistance to the continued use of certain of its products. There is no guarantee that this climate will change in the near term, nor is there any guarantee that the Company will be able to maintain or expand the uses of many of its products in the face of these regulatory challenges.

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

The Company’s financial performance may be disproportionately affected by the strength or weakness of specific markets. From 2010 through 2012, the Company enjoyed dramatic growth in its corn product lines sold primarily into the Midwestern United States. By 2013, those products accounted for approximately 38% of the company’s total net sales. However, due to prolonged wet conditions in early 2013, excess inventory of corn crop inputs (including some of the company’s products) has accumulated in the distribution channel. This market condition adversely affected the company’s overall financial performance in the fourth quarter and for the full year of 2013. While the Company believes that this is a temporary condition, there is no guarantee that market conditions will return to the historical norm or that other conditions adversely affecting the market will not come about.

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

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation—The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less available, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the USEPA, and similar agencies in the jurisdictions in which we do business, registration and re-registration requirements, and are registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where any of the Company’s products are used also require registration before they can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and also in joint efforts with other registrants, has and is currently furnishing certain required data relative to its products. There can be no assurance, however, that the USEPA will not request that certain tests or studies be repeated or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

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

The Company faces competition in certain markets from new technologies, both genetic and chemical—The Company faces competition from larger companies that market new chemistries, genetically modified (“GMO”) seeds and other similar technologies (e.g., RNA interference) in certain of the crop protection sectors in which the Company competes, particularly that of corn. In fact, many growers that have chosen to use GMO seeds have reduced their use of the types of pesticides sold by the Company. There is no guarantee that the Company will maintain its market share or pricing levels in sectors that are subject to competition from companies that market these technologies.

The Company is dependent upon certain sole source suppliers for certain of its active ingredients—In conjunction with the purchase and/or licensing of various product lines (including Impact® and Force®), the Company has entered into multi-year supply arrangements under which such counterparties are the sole source of either active ingredients and/or formulated end-use product. In some cases, the manufacturer has been unable to deliver the volume of product necessary to meet the Company’s demand. In some cases, the manufacturer has entered the market as a competitor. There is no guarantee that these sole source manufacturers will be willing or able to supply these products to the Company reliably, continuously and at the levels anticipated by the Company or required by the market. In addition, while the Company is making efforts to transfer production of certain of these products to its own facilities, there is no guarantee that these initiatives will be successful or that they will be completed in a timely fashion so as to permit the Company to meet market demand in the short to mid-term. If these sources prove to be unreliable and the Company is not able to supplant or otherwise second source these manufacturers, it is possible that the Company will not realize its projected sales, which, in turn, could adversely affect the Company’s results of operation.

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

The Company faces competition from generic competitors that source product from countries having lower cost structures—The Company continues to face competition from competitors that may enter the market through making offers to pay data compensation and then subsequently may source material from countries having lower cost structures (typically India and China). These competitors typically tend to operate at thinner gross margins and, with low costs of goods, can drive pricing and profitability of subject product lines downward. Further, such competitors typically spend little on product stewardship and employ few personnel within the United States. In effect, they may attempt to commoditize all products which they distribute; that is, they operate by offering the lowest price goods. There is no guarantee that the Company will maintain market share and pricing over generic competitors or that such competitors will not offer generic versions of the Company’s products in the future.

The Company’s key customers typically carry competing product lines and may be influenced by the Company’s larger competitors—A significant portion of the Company’s products are sold to national distributors in the United States, which also carry product lines of competitors that are much larger than the Company. Typically, revenues from the sales of these competing product lines and related program incentives constitute a greater part of our distributors’ income than do revenues from sales and program incentives arising from the Company’s product lines. Further, these distributors are often under pressure to market competing product lines in favor of the Company’s. In light of these facts, there is no assurance that such customers will continue to market our products aggressively or successfully or that the Company will be able to influence such customers to continue to purchase our products instead of those of our competitors.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Reduced availability and higher prices of raw materials may reduce the Company’s profitability and could threaten the viability of some of its products—In the recent past, there has been a material reduction in the number of suppliers of certain important raw materials used by the Company in many of its products. Certain of these raw materials are available solely from sources overseas or from single sources domestically. In the recent past, the price of these raw materials has fluctuated sharply. There can be no assurance that the Company will be able to source some or all of these materials indefinitely or that it will be able to do so at a level of cost that will enable it to maintain its current profit margin on its products.

Dependence on the Company’s banking relationship—The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s primary bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and acts as the counterparty on the Company’s derivative transactions. In addition to Bank of the West, the syndicated banks include Wells Fargo Bank, BMO Capital Markets Financing, Union Bank, Agstar Financial Services ACA and Greenstone Farm Credit. The Company reviews the creditworthiness of its banks on a quarterly basis via credit agencies and also has face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group. In light of the uncertainties in global financial markets, there is no guarantee, however, that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

The Company is dependent on a limited number of customers, which makes it vulnerable to the continued relationship with and financial health of those customers—In 2013, three customers accounted for 38% of the Company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company’s financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

AMVAC owns in fee the Facility constituting approximately 152,000 square feet of improved land in Commerce, California (“Commerce”) on which its West Coast manufacturing and some of its warehouse facilities and offices are located.

DAVIE owns in fee approximately 72,000 square feet of warehouse, office and laboratory space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC. In 2013, the Company made a significant investment in the Glenn A. Wintemute Research Center, which houses the Company’s primary research laboratory supporting synthesis, formulation and other new product endeavors.

In 2001, AMVAC completed the acquisition of a manufacturing facility from E.I. DuPont de Nemours and Company (“DuPont”). The facility is one of three such units located on DuPont’s 510 acre complex in Axis, Alabama. The acquisition consisted of a long-term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed for synthesis of active ingredients and formulation and packaging of finished products.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

On December 28, 2007, AMVAC, pursuant to the provisions of the definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and Badische Anilin-und Soda-Fabrik (“BASF”), through which AMVAC purchased the global Counter product line. AMVAC purchased certain manufacturing assets relating to the production of Counter and Thimet and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF continues to supply various shared services to AMVAC from the Hannibal Site.

On March 7, 2008, AMVAC acquired from BCS LP a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and two of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS LP agreed to enter into a master processor agreement under which AMVAC provides certain third party manufacturing services to BCS LP on an ongoing basis that continues in 2014.

The production areas of AMVAC’s facilities are designed to run on a continuous 24 hour per day basis. AMVAC regularly adds chemical processing equipment to enhance its production capabilities. AMVAC believes its facilities are in good operating condition, are suitable and adequate for current needs, can be modified to accommodate future needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s loan agreements with its primary lender group. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in PART IV, Item 15 of this Annual Report.

AMVAC owns approximately 42 acres of unimproved land in Texas for possible future expansion.

The Company leases approximately 23,800 square feet of office space located at 4695 MacArthur Court in Newport Beach, California. The premises serve as the Company’s corporate headquarters and include offices for the CEO, CFO, Finance, Sales, Marketing, Customer Service, Business Development, Marketing, Regulatory, and Administration. The subject lease expires June 30, 2016 and includes a right to extend the term for one additional five-year term.

AMVAC BV’s, GemChem’s, AMVAC UK’s, AMVAC M’s, AMVAC M Srl’s, AMVAC CR Srl’s and AMVAC S’s facilities consist of administration and sales offices which are leased.

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

As described more fully below, activity in domestic cases during 2013 is as follows: in Hawaii, Patrickson, et. al. v. Dole Food Company, et. al which had been dismissed in 2011, remains on appeal; and Adams, from which co-defendant Dole was dismissed, is on appeal with respect to such dismissal and, at any rate, involves claims that pre-dated AMVAC’s sales into the relevant market. In Louisiana and Delaware, there has been much overlapping activity. Three actions filed in Louisiana state court (Soriano et al) in November 1999 have been dismissed due to expiration of the statute of limitations; however, plaintiffs appealed the dismissal in 2013. Seven cases filed by HendlerLaw, P.C. in U.S. District Court for the Eastern District of Louisiana (Aguilar et al) were dismissed (due to expiration of the statute of limitations), then appealed by

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

plaintiffs, and the dismissal was upheld by the Fifth Circuit Court of Appeal in 2013. In Delaware, the Blanco case (involving a single Costa Rican claimant) survived defendants’ motion to dismiss for expiration of the statute of limitations, was then appealed to the Delaware Supreme Court by defendants, and upheld by that court which recognized the doctrine of cross jurisdictional tolling. Also, in Delaware, HendlerLaw, P.C. filed nine matters during 2012, eight with the U.S. District Court for the District of Delaware and one before the Delaware state court (Chaverri). Six of the federal matters were identical to claims then pending before the Louisiana courts and, upon defendants’ motion, were dismissed by the Delaware federal court, then appealed by plaintiffs, and the dismissals were subsequently upheld by the U.S. Court of Appeals for the Third Circuit. Two of the eight Delaware cases (Abad-Castillo and Marquinez) (involving claims brought on behalf of 2,700 plantation workers from Costa Rica, Ecuador, Guatemala and Panama) remain pending and are the subject of motions to dismiss.

Delaware Matters

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. On August 8, 2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). On June 10, 2013, the Delaware Supreme Court denied the appeal and upheld the lower court ruling, holding that it was proper to extend the class action tolling exception to cross-jurisdictional class action cases. Thus, Blanco remains pending. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica and intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the trial court in Blanco denied defendants’ motion to dismiss), HendlerLaw, P.C., which represents plaintiffs in seven related matters that had been pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler—Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Six of the eight Hendler—Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as those appearing in the Hendler—Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler-Delaware cases granted defendants’ motion to dismiss six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims were pending in the Hendler-Louisiana cases where they had been first filed. Plaintiffs appealed the dismissal; however, on September 19, 2013, the Fifth Circuit Court of Appeal upheld the lower court’s decision, finding no reason to reverse the dismissal.

In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler-Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. On October 16, 2013, Plaintiffs filed a notice of appeal in the Hendler-Delaware cases. The Company believes that the appeal has no merit. Further, with respect to Chaverri, at this stage of the proceedings, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendant Dole brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were parties in the Hendler-Louisiana cases. On September 19, 2013, the appeals court granted, in part, and denied, in part, the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed (as they were named as plaintiffs in a prior action filed by the Hendler law firm in Louisiana). As for the remaining eight plaintiffs, the court found that there was a question as to whether they were parties to earlier cases in Louisiana. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitations may apply, and whether claimants used any of defendants’ products. AMVAC intends to defend these matters vigorously. No discovery has commenced in either case, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency on either of these matters.

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

Adams v. Dole Food Company et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers (and their spouses), alleging that they had testicular cancer due to DBCP exposure: Adams v. Dole Food Company et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Company, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Company was dismissed on the basis of the exclusive remedy of worker’s compensation benefits, as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole, which appeal is pending. A stay has been placed on discovery other than to obtain written records. Recent pleadings included a request for withdrawal of plaintiffs’ counsel and substitution of new counsel. The substitution was denied by the court on November 14, 2012. There is no estimated date of opinion. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Louisiana Matters (Federal)

On June 1, 2011, seven separate actions were filed by HendlerLaw, P.C. in the United States District Court for the Eastern District of Louisiana on behalf of 259 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and AMVAC Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by HendlerLaw, P.C., including, for example, the Mendez case that was dismissed from state court in Hawaii (see the

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Company’s Form 10-Q for the period ended March 31, 2011). In September 2012, the court granted defendants’ motion for summary judgment based upon the expiration of the applicable statute of limitations. Plaintiffs filed an appeal to the dismissal and, on September 19, 2013, the Fifth Circuit Court of Appeal affirmed the order of dismissal of the lower court, finding no basis for reversal. Thus, this matter is concluded.

Louisiana Matters (State)

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. AMVAC, et al. These matters allege personal injuries to about 314 persons (approximately 167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by HendlerLaw, P.C. from the cases being pursued only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by HendlerLaw, P.C. were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new action. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. In November 2012, the court granted defendants’ motion for summary judgment as to all of these cases on the ground that the applicable statute of limitations had expired. On October 16, 2013, plaintiffs filed a notice of appeal of the dismissal with the U.S. court of Appeal for the Third Circuit. AMVAC does not believe that the appeal has any merit and intends to defend it vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Nicaraguan Matters

A review of court filings in Chinandega, Nicaragua, has found 85 suits alleging personal injury allegedly due to exposure to DBCP and involving approximately 3,592 plaintiffs have been filed against AMVAC and other parties. Of these cases, only two - Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04 Castillo and Suazo, (which were filed in 2004 and involve 15 banana workers) have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical Company and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC has objected to personal jurisdiction and demanded under Law 364 that the claims be litigated in the United States. In 2007, the court denied these objections, and AMVAC appealed the denial. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Further, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. With respect to these Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC Brazil with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response during 2014. At this stage, the Company believes that a loss of between $200 and $300 is probable and has set up a loss contingency in the amount of $200.

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

	High	Low
Calendar 2013
First quarter	$34.97	$28.33
Second quarter	32.34	21.83
Third quarter	27.34	22.92
Fourth quarter	29.54	22.26
Calendar 2012
First quarter	$21.79	$13.00
Second quarter	27.25	21.60
Third quarter	37.51	23.00
Fourth quarter	36.97	27.83

Holders

As of February 17, 2014, the number of stockholders of the Company’s Common Stock was approximately 9,894, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

Dividends

The Company has issued a cash dividend in each of the last sixteen years dating back to 1996. Dividends issued during the past three years are summarized in the table below.

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
December 18, 2013	January 10, 2014	December 27, 2013	$0.05	$1,418
September 9, 2013	October 18, 2013	October 4, 2013	0.05	1,415
June 10, 2013	July 19, 2013	July 5, 2013	0.05	1,413
March 11, 2013	April 19, 2013	April 5, 2013	0.07	1,976

Total 2013			$0.22	$6,222

December 3, 2012	December 21, 2012	December 11, 2012	0.10	2,821
September 17, 2012	October 12, 2012	September 28, 2012	0.07	1,947
March 8, 2012	April 16, 2012	April 1, 2012	0.05	1,380

Total 2012			$0.22	$6,148

September 8, 2011	October 14, 2011	September 29, 2011	0.05	1,379
March 10, 2011	April 15, 2011	April 1, 2011	0.03	826

Total 2011			$0.08	$2,205

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Purchases of Equity Securities by the Issuer

In June 2013, the Board of Directors authorized the Company to repurchase its common stock with the intent of maintaining the level of its issued and outstanding shares and offsetting dilution caused by incentive stock compensation. During the fourth quarter of 2013, the Company paid $1,934 to repurchase 70,000 shares at an average price of $27.58 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	561,029	7.76	1,338,000

Total	561,029	7.76	1,338,000

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the S&P 500 Stock Index, and a peer group (Specialty Chemical Industry). The graph assumes that the beginning values of the investments in the Company, the S&P 500 Stock Index, and the peer group of companies each was $100 on December 31, 2008. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 6	SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009
Net sales	$381,021	$366,190	$301,080	$226,859	$205,801

Gross profit	$171,347	$161,125	$123,068	$86,321	$56,898

Operating income (loss)	$55,735	$59,323	$39,226	$19,191	$(6,329)

Income (loss) before income tax (benefit) expense	$53,834	$56,852	$35,223	$16,174	$(9,538)

Net income (loss) attributable to American Vanguard	$34,449	$36,867	$22,068	$10,984	$(5,789)

Earnings (loss) per common share(1)	$1.22	$1.32	$0.80	$0.40	$(0.21)

Earnings (loss) per common share—assuming dilution(1)	$1.19	$1.28	$0.79	$0.40	$(0.21)

Total assets	$447,443	$399,890	$342,558	$280,179	$255,268

Working capital	$139,007	$108,647	$104,713	$69,046	$68,797

Long-term debt less current portion	$51,676	$36,196	$51,917	$53,710	$45,432

Stockholders’ equity	$257,795	$225,436	$187,072	$166,437	$153,087

Weighted average shares outstanding—basic(1)	28,301	27,914	27,559	27,385	27,120

Weighted average shares outstanding—assuming dilution(1)	28,899	28,756	27,875	27,652	27,120

Dividends per share of common stock(1)	$0.22	$0.22	$0.08	$0.03	$0.06

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2013, have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon, which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2013. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

(1)	The basic and diluted weighted average number of shares outstanding, net income per share and dividend information for all periods presented has been restated to reflect the effects of stock splits and dividends.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations

2013 Compared with 2012:

	2013	2012	Change
Net sales:
Insecticides	$193,623	$194,060	$(437)
Herbicides/soil fumigants/fungicides	121,042	89,899	31,143
Other, including plant growth regulators	31,849	45,581	(13,732)

Total crop	346,514	329,540	16,974
Non-crop	34,507	36,650	(2,143)

	$381,021	$366,190	$14,831

Cost of goods sold:
Insecticides	$109,269	$104,524	$4,745
Herbicides/soil fumigants/fungicides	65,613	58,016	7,597
Other, including plant growth regulators	16,357	24,981	(8,624)

Total crop	191,239	187,521	3,718
Non-crop	18,435	17,544	891

	$209,674	$205,065	$4,609

Gross margin:
Insecticides	$84,354	$89,536	$(5,182)
Herbicides/soil fumigants/fungicides	55,429	31,883	23,546
Other, including plant growth regulators	15,492	20,600	(5,108)

Gross margin crop	155,275	142,019	13,256
Gross margin non-crop	16,072	19,106	(3,034)

	$171,347	$161,125	$10,222

Gross margin crop	45%	43%
Gross margin non-crop	47%	52%
Total gross margin	45%	44%

During the months leading up to the 2013 planting season, most companies in the sector experienced heavy demand for their corn products, as growers anticipated another healthy season. As a result, many of these products—including herbicides, insecticides, fungicides and seed—were in such high demand, that suppliers were compelled to allocate their supply into the channel of distribution. In fact, an unprecedented number of these products were under allocation across the Midwest in both corn and soybeans. In the face of this demand, the Company experienced record sales of its corn products, including soil insecticides and herbicides, during the first quarter of 2013.

However, persistent spring rainfall in the Midwest region of the U.S., from February through May, caused considerable disruption to normal planting practices. In some areas of northern Iowa and southern Minnesota, flooded and muddy field conditions made it impractical to plant any crop at all. In other areas, wet weather caused such extensive delays in planting that growers were forced to switch their corn planting intentions over to soybeans. Throughout the region, many growers had such limited, clear weather planting opportunities that they chose to skip pre-emergent crop protection treatments altogether in order to concentrate on seed planting exclusively.

As a result of these circumstances, the distribution channel in the central U.S. accumulated inventory of crop input products in excess of normal levels; carryover inventory is estimated to be over 30% of annual sales volumes versus the historical level of approximately 20 to 25%. In light of this product carryover, some of our key customers in the distribution channel have exerted additional financial control over their working capital and applied additional constraints on procurement activities at the close of the financial year, as they sought to work down inventory levels.

Weather conditions and lower commodity prices in 2013 also resulted in a downturn in the number of U.S. acres planted in both cotton and peanuts, specifically, a two million acre reduction in cotton acres planted and a 30% drop in peanuts acres. Additionally, the wet spring weather caused some growers in the mid south and southeast regions to switch from planting corn to soybeans. Since AMVAC supplies crop protection product for corn, cotton and peanuts but does not provide any products for soybeans, these commodity price and weather-related shifts diminished AVD’s year-over-year growth.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Overall financial performance for the year ended December 31, 2013 was mixed as compared to the same period in 2012, with net sales higher and net income lower. The Company’s total net sales for the period were up 4% to $381,021 compared to $366,190 for the year ended December 31, 2012. Net sales of our crop business in 2013 were $346,514, which constitutes an increase of 5% over the net sales of $329,540 for that business in 2012. Net sales of our non-crop products in 2013 were $34,507, which is a reduction of approximately 6% as compared to 2012. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop businesses appears below.

In our Crop business, net sales of insecticides in 2013 ended at $193,623, which was flat as compared to 2012. Within the Crop business, annual net sales of our granular soil insecticides were up 2% over 2012, driven by continued strong performance from our primary corn soil insecticides – Aztec®, Smartchoice® and Force, offset by year-over-year declines in Thimet due to reduced peanut acres and Counter which had somewhat lighter use in 2013 on corn and sugar beets. Our Mocap and Nemacur granular insecticides/nematicides benefited from increased demand in international markets. Among our non-granular insecticide products, net sales for crop applications declined by 3%, as less of our foliar cotton insecticide Bidrin was required on the reduced cotton acres planted in 2013. Sales of bifenthrin, permethrin and acephate remained relatively flat with the prior year.

Within the product group of herbicides/soil fumigants/fungicides, our crop net sales in 2013 were up 35% to $121,042 vs. $89,899 in 2012. Within this group, we had mixed results. The positive driver was our herbicide product category, up 146%, resulting from strong demand and ample supply availability for our post-emergent corn herbicide, Impact. Our co-marketing agreement with Monsanto continues to expand our market presence. Our fumigants sales volume, however, declined 2% as our Vapam and K-Pam® products were affected by some water shortages in certain markets.

Within our other products group (which includes plant growth regulators, molluscicides and third party manufacturing activity), we experienced a decrease of 30% in net sales during 2013, $31,849 vs. $45,581 in 2012. The major driver of this sales performance was Folex, a defoliant used in cotton harvest management. This product was impacted by the drop in cotton acres mentioned above. Most of the other products and functional activities captured in this group were relatively flat with the prior year.

Within our non-crop business, 2013 net sales were down by 6% to $34,507 vs. $36,650 recorded in 2012. Naled® sales (our Dibrom brand mosquito adulticide) were down slightly, and pest strips business was flat. Additionally, net sales of our PCNB fungicide for turf uses were stable. We experienced a decline in Pharmaceutical sales of approximately 9%, primarily due to generic competition from China.

Our cost of sales for 2013 was $209,674 or 55% of net sales. This compared to $205,065 or 56% of net sales for 2012. The decline in cost of sales as a percentage of net sales in 2013 arose primarily from these factors. In 2013 the Company continued to focus on continuing to limit volumes on products that have lower than average margins. Furthermore, in 2013 our sales team has focused on selling brands and tend to have stronger margins throughout the supply chain over the long term. As detailed in the table, the change in volume, mix, price and manufacturing activity resulted overall in a 1% improvement in gross margin to 45% in 2013 as compared to 44% for the same period of the prior year. This included the benefit of selling prices that increased on average by 4.7% offset by approximately 3.7% increase in raw material costs and manufacturing costs adjusted for the different mix of products manufactured and sold in 2013.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Operating expenses in 2013 increased by $13,810 to $115,612 or 30% of sales as compared to $101,802 or 28% in 2012. The differences in operating expenses by department are as follows:

	2013	2012	Change
Selling	$32,929	$25,869	$7,060
General and administrative	33,536	29,715	3,821
Research, product development and regulatory	21,644	20,750	894
Freight, delivery and warehousing	27,503	25,468	2,035

	$115,612	$101,802	$13,810

•	Selling expenses increased by $7,060 to end at $32,929 for the year ended December 31, 2013, as compared to $25,869 in 2012. The main drivers for increased overall expenses were costs associated with expanding our international and domestic sales teams to better support the expanding business, field stewardship activities and increased advertising and promotion expenses in support of our leading brands. Our costs in 2013 also included expenses as a result of starting up the Envance majority owned subsidiary.

•	General and administrative expenses increased by $3,821 to $33,536 for the year ended December 31, 2013, as compared to $29,715 in 2012. The main drivers for the increase are primarily related to higher legal costs associated with a data compensation matter, which concluded in July 2013, other outside consulting services associated with domestic and international business development and additional personnel costs in support of our expanding business.

•	Research, product development costs and regulatory expenses increased by $894 to $21,644 for the year ended December 31, 2013, as compared to $20,750 in 2012. This change is primarily driven by increased activities on both product development and additional formulation and process chemistry projects offset by some lower regulatory expenses.

•	Freight, delivery and warehousing costs for the year ended December 31, 2013 increased by $2,035 to $27,503, as compared to $25,468 in 2012. We continue to focus on managing logistics expenses throughout our supply chain. As a percentage of sales, freight costs increased to 7.2% of net sales during 2013, as compared to 7.0% of net sales during 2012.

Total Interest expense was $1,901 in 2013, as compared to $2,471 in 2012. Interest costs are summarized in the following table:

	2013			2012
Average Indebtedness and Interest expense	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$23,318	$880	3.8%	$50,957	$1,885	3.7%
Real estate	—	—	—	—	—	—
Revolving line of credit	29,284	900	3.1%	—	—	—

Average	52,602	1,780	3.4%	50,957	1,885	3.7%

Notes payable	270	8	3.0%	6,291	220	3.5%

Interest income		(1)			(1)
Capitalized interest	—	(274)	—	—	(400)	—
Amortization of deferred loan fees	—	180	—	—	129	—
Amortization of other deferred liabilities	—	167	—	—	601	—
Other interest expense	—	41	—	—	37	—

Total	$52,872	$1,901	3.6%	$57,248	$2,471	4.3%

The Company’s average overall debt for the year ended December 31, 2013 was $52,872 as compared to $57,248 for the comparable period of the previous year. As can be seen from the above table, on a gross basis, our effective interest rate decreased to 3.4% as compared to 3.7% in 2012, due to lower interest rates on our new senior credit facility agreement. After deductions of capitalized interest and including expenses related to the amortization of deferred liabilities, our effective rate was 3.6% for 2013 as compared to 4.3% in 2012. Lower amortization of discounting on deferred liabilities related to product line acquisitions contributed to the reduction in our effective interest rate in 2013.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Income tax expense for 2013 amounted to $18,916 as compared to $20,026 for 2012. The 2013 effective tax rate was 35.1%, which is flat as compared to 2012. This is primarily due to the benefit from our international structure offset by decreased domestic production deduction.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. Changes in tax laws are accounted for in the period of enactment, and the retroactive effect of the Act, on the Company’s U.S. federal taxes for 2012, amounted to a benefit of approximately $250, which has been recognized in 2013.

On our financial statements ended December 31, 2013 we included losses on equity investment of $986. There were no such losses recorded in 2012. Furthermore, in 2013 we adjusted our net income attributable to American Vanguard by $517 for the non-controlling interest’s share of the net losses of our majority-owned subsidiary, Envance. In 2012, the adjustment to our net income attributable to American Vanguard for such losses was $41.

Net income attributable to American Vanguard decreased by 6.6% and ended at $34,449 or $1.19 per diluted share in 2013 as compared to $36,867 or $1.28 per diluted share in 2012.

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

The following summarizes our contractual obligations at December 31, 2013, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1—3 Years	4—5 Years	After 5 Years
Long-term debt	$51,550	$—	$—	$51,550	$—
Notes payable	195	69	126	—	—

Sub-total long-term debt	51,745	69	126	51,550	—
Estimated interest liability(1)	7,076	1,590	4,757	729	—
Accrued royalty obligations	984	127	240	222	395
Deferred earn outs on product acquisitions	2,903	1,441	1,445	17	—
Employment agreements	3,970	1,518	1,857	595	—
Operating leases—rental properties	3,591	850	1,301	270	1,170
Operating leases—vehicles	939	442	495	2	—

	$71,208	$6,037	$10,221	$53,385	$1,565

(1)	Estimated interest liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The revolving line has been assumed to be constant (i.e. $51,550) throughout the remaining term. As noted above in this report, all of our debt is linked to LIBOR rates. The Company has in place an interest rate swap contract that hedges a portion of the Company’s variable rate debt. At December 31, 2013, the notional amount on the interest rate swap contract was $36,750, as compared to outstanding variable rate debt of $51,550 at December 31, 2013. The Company’s interest rate swap contract terminates on December 31, 2014.

There were no off-balance sheet arrangements as of December 31, 2013.

Under the terms of the credit facility, all debt outstanding is due when the agreement expires on June 17, 2018.

In addition to the above contractual obligations, $1,692 of unrecognized tax liabilities has been recorded as liabilities as of December 31, 2013 and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, we have also recorded a liability for potential penalties and interest of $120 as of December 31, 2013.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations

2012 Compared with 2011:

	2012	2011	Change
Net sales:
Insecticides	$194,060	$137,460	$56,600
Herbicides/soil fumigants/fungicides	89,899	90,782	(883)
Other, including plant growth regulators	45,581	43,826	1,755

Total crop	329,540	272,068	57,472
Non-crop	36,650	29,012	7,638

	$366,190	$301,080	$65,110

Cost of goods sold:
Insecticides	$104,524	$75,771	$28,753
Herbicides/soil fumigants/fungicides	58,016	60,219	(2,203)
Other, including plant growth regulators	24,981	25,730	(749)

Total crop	187,521	161,720	25,801
Non-crop	17,544	16,292	1,252

	$205,065	$178,012	$27,053

Gross margin:
Insecticides	$89,536	$61,689	$27,847
Herbicides/soil fumigants/fungicides	31,883	30,563	1,320
Other, including plant growth regulators	20,600	18,096	2,504

Gross margin crop	142,019	110,348	31,671
Gross margin non-crop	19,106	12,720	6,386

	$161,125	$123,068	$38,057

Gross margin crop	43%	41%
Gross margin non-crop	52%	44%
Total gross margin	44%	41%

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

Overall financial performance (including net sales and net income) for the year ended December 31, 2012 improved as compared to the same period in 2011. The Company’s total net sales for the period were up 22% to $366,190 compared to

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

$301,080 for the year ended December 31, 2011. Net sales of our crop business in 2012 were $329,540, which constitutes an increase of 21% over the net sales of $272,068 for that business in 2011. Net sales of our non-crop products in 2012 were $36,650, which constitutes an increase of 26% over the net sales of $29,012 in the same period last year. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop segments appears below.

In our Crop business, net sales of insecticides in 2012 increased to $194,060 which represents a 41% increase as compared to $137,460 for the comparable period in 2011. This included approximately 6% related to price and 35% to increased volume. Within this business, annual net sales of our granular soil insecticides were up more than 50% over 2011, driven by a strong performance from our primary corn soil insecticides—Aztec, Smartchoice®, Counter® and Force. Our Mocap and Nemacur granular insecticides/nematicides benefited from an average 3% selling price increase and remained relatively flat on volume with improved supply of Mocap, offsetting some volume shortfall on Nemacur. Annual net sales of Thimet grew by nearly 33% over the prior year including approximately 5% related to price, primarily on peanut acres, in sugar cane fields and as a preferred substitute for a withdrawn competitive insecticide (aldicarb). Among our non-granular insecticide products, net sales for crop applications grew by 11% led by our foliar cotton insecticide Bidrin. Sales of bifenthrin, permethrin and acephate remained flat with the prior year, as we continued to de-emphasize the applications of these products that have become susceptible to low-priced generic competition.

Within the product group of herbicides/soil fumigants/fungicides, our crop net sales in 2012 were down about 1% to $89,899 vs. $90,782 in 2011. Within this group, we had mixed results. Net sales of our herbicide products were down 24%, resulting from the timing of sales and supply availability for our post-emergent corn herbicide, Impact. Actual “on-the-ground” use of Impact increased 22% in 2012 despite supply limitations and the effects of the severe Midwest summer drought. Our fumigants sales volume increased approximately 3% as our Vapam and K-Pam® products continue to be domestic market leaders in this product category. Net sales of our fungicides were up 36% in 2012, as we continue to recapture market share in potatoes with our PCNB product range. There were no price increases on PCNB.

Within the other products group (which includes plant growth regulators, molluscicides and third party manufacturing activity), we experienced an increase of 4% in net sales during 2012, $45,581 vs. $43,826 in 2011. We had record sales performance for Folex, a defoliant used in cotton harvest management. This included slightly lower overall volumes in line with cotton acres harvested but increased pricing as the market recognized the benefits of this brand. NAA®, our leading plant growth regulator, primarily used in apples to stop apple drop, the return of bloom and later in the season for thinning blossom, had a significant gain of 31%. Net sales of metaldehyde, (a molluscicide) were up 5% over the comparable 2011 period; and third party manufacturing revenues decreased by approximately 28% in 2012 as compared to 2011.

Within our non-crop business, 2012 net sales were up over 26% to $36,650 vs. $29,012 compared to 2011. Naled® sales (our Dibrom brand mosquito adulticide) were up by 19% (including average 6% selling price increase), with moderate storm and hurricane activity and despite continued drought conditions in portions of the Southeast. Net sales of pest strips increased 20% in volume and approximately 4% in selling price as compared to the prior year, as professional pest control operators continue to recognize that these products are among the most effective residual pest deterrents in commercial applications. Additionally, net sales of our PCNB fungicide for turf uses tripled, as we continue to recover market share following our reentry to the market. The Company has yet to re-enter the Canadian market following the expiration of its registration at the end of 2010. We are also pleased to report that initial sales from Envance (our new Joint Venture with TyraTech) were recorded in the weeks leading up to December 31, 2012. The business sells very effective organic aerosol products through Home Depot stores. These products target crawling, flying or stinging insects. Offsetting these gains, we experienced a decline in Pharmaceutical sales of approximately 26% primarily due to generic competition from China.

Our cost of sales for 2012 was $205,065 or 56% of net sales. This compared to $178,012 or 59% of net sales for 2011. The decline in cost of sales as a percentage of net sales in 2012 arose primarily from these factors. In 2012 the Company continued to focus on selling those products having higher margins or lower costs. This included a further drop in manufacturing activities for third parties as increased demand for plant capacity generated less incentive to drive this aspect of the business. Typically, such activities enable us to cover costs but do not generate much, if any, gross profit. Furthermore, our sales in 2012 have been focused on our strongest brands that are targeted at specific problems that have been impacting agriculture in the year and products that tend to have strong margin performance throughout the supply chain. As detailed in the table, the change in volume, mix, price and manufacturing activity resulted overall in a 3% improvement in gross margin to 44% in 2012 as compared to 41% for the same period of the prior year. This included the benefit of selling prices that increased on average by 5% offset by approximately 2% increase in raw material costs.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Operating expenses in 2012 increased by $17,960 to $101,802 or 28% of sales as compared to $83,842 or 28% in 2011. The differences in operating expenses by department are as follows:

	2012	2011	Change
Selling	$25,869	$23,318	$2,551
General and administrative	29,715	21,429	8,286
Research, product development and regulatory	20,750	18,041	2,709
Freight, delivery and warehousing	25,468	21,054	4,414

	$101,802	$83,842	$17,960

•	Selling expenses increased by $2,551 to end at $25,869 for the year ended December 31, 2012, as compared to the same period of 2011. The main driver for increased overall cost was from expenses in support of our proprietary delivery system and other stewardship activities, wages, and travel expenses to support our growing business.

•	General and administrative expenses increased by $8,286 to $29,715 for the year ended December 31, 2012, as compared to the same period of 2011. The main reasons for the increased costs are; first, stock based and incentive compensation as a result of our improved overall financial performance; second, legal and consulting costs related to product defense, creation of our new international structure and creation of our new majority owned subsidiary; third, additional headcount supporting our expanding business.

•	Research, product development costs and regulatory expenses increased by $2,709 to $20,750 for the year ended December 31, 2012, as compared to the same period of 2011. This is mainly due to product defense and development cost in support of our expanding business plus key product development and research headcount.

•	Freight, delivery and warehousing costs for the year ended December 31, 2012 were $25,468 or 7% of sales as compared to $21,054 or 7% of sales for the same period in 2011.

Total Interest expense was $2,471 in 2012, as compared to $3,457 in 2011. Interest costs are summarized in the following table:

	2012			2011
Average Indebtedness and Interest expense	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$50,957	$1,885	3.7%	$58,186	$1,970	3.4%
Real estate	—	—	—	—	1	—
Revolving line of credit	—	—	—	1,990	79	4.0%

Average	50,957	1,885	3.7%	60,176	2,050	3.4%

Notes payable	6,291	220	3.5%	12,732	480	3.8%

Interest income		(1)			(3)
Capitalized interest	—	(400)	—	—	(109)	—
Amortization of deferred loan fees	—	129	—	—	129	—
Amortization of other deferred liabilities	—	601	—	—	896	—
Other interest expense	—	37	—	—	14	—

Total	$57,248	$2,471	4.3%	$72,908	$3,457	4.7%

The Company’s average overall debt for the year ended December 31, 2012 was $57,248 as compared to $72,908 for the comparable period of the previous year. During 2012 we operated the business without accessing our revolving debt facility by continued focus on inventory, receivables and program management. As can be seen from the above table, on a gross basis, our effective interest rate increased to 3.7% as compared to 3.4% last year. The increase is caused by the fixed interest rate swap, which is required as part of the Company’s credit agreement. After deductions of capitalized interest and including expenses related to the amortization of deferred liabilities, our effective rate was 4.3% for 2012 as compared to 4.7% in 2011. This is a reduction in comparison to the prior year primarily as a result of lower amortization of discounting on deferred liabilities related to product line acquisitions.

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

Net income attributable to American Vanguard increased 67% ended at $36,867 or $1.28 per diluted share in 2012 as compared to $22,068 or $0.79 per diluted share in 2011.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

The Company used $6,214 of cash in operating activities during the twelve months ended December 31, 2013 as compared to generating $40,424 in the same period of the prior year.

Net income of $33,932, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities generated $19,617 as compared to $17,230 in the prior year. Finally stock based compensation of $3,379 and loss from equity method investment of $986 and change in value of deferred income taxes of $2,523 provided a net cash inflow of $60,437 as compared to $55,499 for the same period of 2012.

As of December 31, 2013, our working capital has increased to $139,007 as compared to $108,647 as of December 31, 2012. This increase was mainly driven by increased inventory levels offset by increased levels of programs and deferred revenues. Inventories ended the year at $139,830, as compared to $87,951 at December 31, 2012. Following adverse weather in key states and at key times of the year driving growers to make late changes in crop planting to crops requiring shorter growing seasons such as soybeans, for which uses the Company does not offer products, elevated channel inventories caused a slowdown in demand at the end of the season. This resulted in the Company retaining higher than expected inventories on hand at the end of the year ahead of the start of the new growing season. It should also be noted that the Company purchases and holds raw material, intermediate or finished goods inventory from time to time based on a single annual purchase from a single source or supplier, potentially resulting in peaks in the carrying value of raw materials. Furthermore, in order to achieve efficient manufacturing runs, the Company may manufacture a particular product only one time a year and then carry high levels of that inventory for a period. Finally, it is a feature of the industry that inventory is carried in anticipation of demand from the market as a result of specific pest pressure or weather conditions, on time schedules that could not accommodate either a purchasing or manufacturing process.

Our program accruals have ended higher than at the end of the prior year reflecting primarily the mix of business that has driven the financial performance for 2013 including higher sales of certain programs that, for market reasons, carry higher program liabilities. As a result, accrued program costs are up 66% from $32,335 at December 31, 2012 to $53,630 at December 31, 2013.

A significant factor in our cash performance in 2013 has been the need to respond to market demand for products sold exclusively in our proprietary delivery systems including Smartbox®. Demand has increased to such a degree that in 2013, we have made further increases in our inventory of long lived packaging supplies. These are treated as other assets and amortized over expected lives of between 2 and 10 years. These items increased by $16,940 during 2013.

The Company used $18,947 in investing activities in the twelve months to December 31, 2013 as compared to $21,101 in the same period of 2012. This year we have spent $15,260 on fixed assets primarily focused on continuing to invest in manufacturing infrastructure in support of our growing sales, and $3,687 on investments.

Our financing activities utilized net cash of $7,123 in 2013 as compared to using $16,429 in 2012. The main uses were to pay $4,804 in dividends as we continue our newly implemented quarterly dividend, $1,934 in repurchasing of common stock in the market place following the decision to begin a program aimed at offsetting dilution caused by incentive compensation, and the payment of other notes payable and long-term liabilities primarily associated with liabilities under deferred purchase agreements on product acquisitions in the amount of $7,985. The Company received $2,050 from the exercise of stock options and the sales of common stock under its ESPP plan (including associated tax benefits) as compared to $3,848 for the same period of last year. Finally, the Company increased net borrowings under its senior secured credit facility in the amount of $5,550 as compared to reducing borrowings by $8,443 in the year ended December 31, 2012.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	At December 31, 2013			At December 31, 2012
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$—	$—	$—	$36,000	$10,000	$46,000
Revolving line of credit	51,550	—	51,550	—	—	—
Notes payable	126	69	195	196	6,247	6,443

Total indebtedness	$51,676	$69	$51,745	$36,196	$16,247	$52,443

On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), our principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011 and more fully described in the Company’s Form 8-K filed on January 13, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit of $200 million and an accordion feature for up to $100 million. The new facility includes both AMVAC CV and AMVAC BV as borrowers. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, and term loans were converted into revolving debt. Under the New Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The senior secured revolving line of credit matures on June 17, 2018.

The Company uses a pay fixed, receive 1Month LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. At December 31, 2013, 2012 and 2011, the Company had in place an interest rate swap, the use of which results in a fixed interest rate of 3.39% for the portion of variable rate debt that is covered by the interest rate swap contract. The current interest rate swap contract was put in place on March 30, 2011 and terminates on December 31, 2014. The table below shows the amount of outstanding debt and the related notional amount on the interest rate swap contract at each of the balance sheet dates:

	Outstanding Variable Rate Debt	Notional Amount on Interest Rate Swap
At December 31, 2011	$54,000	$45,000
At December 31, 2012	46,000	44,250
At December 31, 2013	51,550	36,750

Under the New Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the year and as of December 31, 2013). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

At December 31, 2013 total indebtedness was $51,745 as compared to $52,443 at December 31, 2012. At December 31, 2013, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $148,450 under the credit facility agreement.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years. However, raw material prices have increased approximately 1% during the course of 2013 and are expected to continue to increase during 2014 and beyond due to the growth in global economies, particularly in China and India. This growth will put further pressure on supply demands of raw materials and will cause continual inflationary pressures to throughout 2014 and 2015.

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

The Company’s critical accounting policies and estimates include:

Revenue Recognition and Allowance for Doubtful Accounts—Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized when earned. The procedures are subject to management’s review and from time to time certain sales are excluded until it is clear that the title has passed and there is no further recourse to the Company. Allowance for doubtful accounts is established based on estimates of losses related to customer receivable balances. Estimates are developed using either standard quantitative measures based on historical losses, adjusted for current economic conditions or by evaluating specific customer accounts for risk of loss.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Long-lived Assets—The carrying value of long-lived assets is reviewed for impairment quarterly and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the fair value will be determined using valuation techniques such as the present value of expected future cash flows. There was no impairment of long-lived assets in 2013 or 2012.

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

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates, and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effects of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815, Derivatives and Hedging, the Company recognizes all derivative instruments as either other assets or other liabilities at fair value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2011, the Company entered into a Euro exchange forward contract in the amount of €4,500 for Euro-denominated liabilities that was settled in January 2013. These transactions were accounted for in accordance with the ASC 815, as non-designated hedges. During the period that the Company held the forward contract, the fair value was recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which were also reported in earnings.

At December 31, 2013, the Company had in place one interest rate swap contract with an amortizing notional amount of $36,750 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(564). Amounts recorded in earnings for hedge ineffectiveness for the period ending December 2013 were immaterial.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to assets associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350, under which identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of either a qualitative assessment or a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the years ending December 31, 2013 and 2012 and there were no impairment losses recorded.

Fair Value of Equity Investment—The Company utilizes the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. At December 31, 2013, the carrying value of the Company’s investment in TyraTech was $2,701 and the quoted market value based on TyraTech’s share price (Level 1 input) was $4,073. The Company’s equity investment is included in other assets on the balance sheet.

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

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivative used to hedge foreign currency balances are measured at fair value on a recurring basis.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts.

The Company conducts business in various foreign currencies, primarily when doing business in Europe, Mexico, Central and South America. Therefore changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated, and will continue to mitigate, a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency based. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows. As part of an on-going process of assessing business risk, management has identified risk factors which are disclosed in Item 1A. Risk Factors of this Report.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are listed at PART IV, Item 15, Exhibits, Financial Statement Schedules.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, as of December 31, 2013, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 for AVD and its subsidiaries (“the Company”). The Company’s internal control system over financial reporting is designed to provide reasonable assurance to management and the Board of Directors as to the fair, reliable and timely preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America filed with the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even processes determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of AVD’s internal control over financial reporting as of December 31, 2013. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

February 28, 2014

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Company,” “Election of Directors,” “Information About the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2014 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2013, is incorporated herein by reference.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index To Exhibits, page 101 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2013	$623	—	$(231)	—	$392
December 31, 2012	$340	—	$283	—	$623
December 31, 2011	$447	—	$(107)	—	$340

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/S/ ERIC G. WINTEMUTE	By:	/S/ DAVID T. JOHNSON
	Eric G. Wintemute Chief Executive Officer and Chairman of the Board		David T. Johnson Chief Financial Officer and Principal Accounting Officer

	February 28, 2014		February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/S/ ERIC G. WINTEMUTE	By:	/S/ DAVID T. JOHNSON
	Eric G. Wintemute Principal Executive Officer and Chairman of the Board		David T. Johnson Principal Financial Officer and Principal Accounting Officer

	February 28, 2014		February 28, 2014

By:	/S/ DEBRA EDWARDS	By:	/S/ JOHN L. KILLMER
	Debra Edwards Director		John L. Killmer Director

	February 28, 2014		February 28, 2014

By:	/S/ LAWRENCE S. CLARK	By:	/S/ CARL R. SODERLIND
	Lawrence S. Clark Director		Carl R. Soderlind Director

	February 28, 2014		February 28, 2014

By:	/S/ MORTON D. ERLICH	By:	/S/ ALFRED INGULLI
	Morton D. Erlich Director		Alfred Ingulli Director

	February 28, 2014		February 28, 2014

By:	/S/ ESMAIL ZIRAKPARVAR	By:	/S/ SCOTT D. BASKIN
	Esmail Zirakparvar Director		Scott D. Baskin Director

	February 28, 2014		February 28, 2014

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2013 and 2012, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

February 28, 2014

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(In thousands, except share data)

	2013	2012
Assets
Current assets:
Cash	$6,680	$38,476
Receivables:
Trade, net of allowance for doubtful accounts of $392 and $623, respectively	74,060	76,073
Other	892	1,230

	74,952	77,303

Inventories	139,830	87,951
Prepaid expenses	11,435	13,710
Income taxes receivable	10,088	—
Deferred income tax assets	6,521	4,877

Total current assets	249,506	222,317
Property, plant and equipment, net	52,468	45,701
Intangible assets, net of applicable amortization	107,007	113,521
Other assets	38,462	18,351

	$447,443	$399,890

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$69	$16,247
Current installments of other liabilities	2,132	1,839
Accounts payable	40,702	32,838
Deferred revenue	3,788	20,427
Accrued program costs	53,630	32,335
Tax payable	—	1,313
Accrued expenses and other payables	10,178	8,671

Total current liabilities	110,499	113,670
Long-term debt, excluding current installments	51,676	36,196
Other liabilities, excluding current installments	4,143	5,425
Deferred income tax liabilities	23,330	19,163

Total liabilities	189,648	174,454

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,092,782 shares in 2013 and 30,766,730 shares in 2012	3,109	3,077
Additional paid-in capital	60,160	54,323
Accumulated other comprehensive loss	(1,048)	(1,762)
Retained earnings	202,470	174,243

	264,691	229,881
Less treasury stock at cost, 2,380,634 shares in 2013 and 2,310,634 shares in 2012	(6,738)	(4,804)

American Vanguard Corporation stockholders’ equity	257,953	225,077
Non-controlling interest	(158)	359

Total stockholders’ equity	257,795	225,436

	$447,443	$399,890

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	2013	2012	2011
Net sales	$381,021	$366,190	$301,080
Cost of sales	209,674	205,065	178,012

Gross profit	171,347	161,125	123,068
Operating expenses	115,612	101,802	83,842

Operating income	55,735	59,323	39,226
Interest expense	2,176	2,872	3,569
Interest income	(1)	(1)	(3)
Interest capitalized	(274)	(400)	(109)
Extinguishment of debt	—	—	546

Income before provision for income taxes and loss on equity investment	53,834	56,852	35,223
Income taxes expense	18,916	20,026	13,155

Income before loss on equity investment	34,918	36,826	22,068
Less loss from equity method investment	986	—	—

Net income	33,932	36,826	22,068
Add back net loss attributable to non-controlling interest	517	41	—

Net income attributable to American Vanguard	$34,449	$36,867	$22,068

Change in fair value of interest rate swaps	388	158	(869)
Foreign currency translation adjustment	326	330	(933)

Comprehensive income	$35,163	$37,355	$20,266

Earnings per common share—basic	$1.22	$1.32	$0.80

Earnings per common share—assuming dilution	$1.19	$1.28	$0.79

Weighted average shares outstanding—basic	28,301	27,914	27,559

Weighted average shares outstanding—assuming dilution	28,899	28,756	27,875

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2010	29,735,928	$2,974	$43,403	$123,661	$(448)	$—	2,260,996	$(3,153)	$166,437
Stocks issued under ESPP	54,933	6	459	—	—	—	—	—	465
Cash dividends on common stock ($0.08 per share)	—	—	—	(2,205)	—	—	—	—	(2,205)
Foreign currency translation adjustment, net	—	—	—	—	(933)	—	—	—	(933)
Stock based compensation	—	—	1,994	—	—	—	—	—	1,994
Changes in fair value of interest swap	—	—	—	—	(869)	—	—	—	(869)
Stock options exercised and grants of restricted stock units	54,186	5	110	—	—	—	—	—	115
Net income	—	—	—	22,068	—	—	—	—	22,068

Balance, December 31, 2011	29,845,047	2,985	45,966	143,524	(2,250)	—	2,260,996	(3,153)	187,072
Stocks issued under ESPP	40,116	4	547	—	—	—	—	—	551
Cash dividends on common stock ($0.22 per share)	—	—	—	(6,148)	—	—	—	—	(6,148)
Foreign currency translation adjustment, net	—	—	—	—	330	—	—	—	330
Stock based compensation	—	—	2,950	—	—	—	—	—	2,950
Changes in fair value of interest swap	—	—	—	—	158	—	—	—	158
Stock options exercised and grants of restricted stock units	881,567	88	4,239	—	—	—	49,638	(1,651)	2,676
Excess tax benefits from share based payment arrangements	—	—	621	—	—	—	—	—	621
Non-controlling interest contribution	—	—	—	—	—	400	—	—	400
Net (loss) income	—	—	—	36,867	—	(41)	—	—	36,826

Balance, December 31, 2012	30,766,730	3,077	54,323	174,243	(1,762)	359	2,310,634	(4,804)	225,436
Stocks issued under ESPP	27,923	3	740	—	—	—	—	—	743
Cash dividends on common stock ($0.22 per share)	—	—	—	(6,222)	—	—	—	—	(6,222)
Foreign currency translation adjustment, net	—	—	—	—	326	—	—	—	326
Stock based compensation	—	—	3,819	—	—	—	—	—	3,819
Changes in fair value of interest swap	—	—	—	—	388	—	—	—	388
Stock options exercised and grants of restricted stock units	298,129	29	838	—	—	—	—	—	867
Excess tax benefits from share based payment arrangements	—	—	440	—	—	—	—	—	440
Shares repurchased	—	—	—	—	—	—	70,000	(1,934)	(1,934)
Net (loss) income	—	—	—	34,449	—	(517)	—	—	33,932
Balance, December 31, 2013	31,092,782	$3,109	$60,160	$202,470	$(1,048)	$(158)	2,380,634	$(6,738)	$257,795

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Increase cash
Cash flows from operating activities:
Net income	$33,932	$36,826	$22,068
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed and intangible assets	14,845	13,487	13,546
Amortization of other long term assets	4,598	2,925	1,983
Amortization of discounted liabilities	174	818	1,371
Stock-based compensation	3,819	2,950	1,994
Tax benefit from exercise of stock options	(440)	(621)	—
Increase (decrease) in deferred income taxes	2,523	(886)	4,711
Loss from equity method investment	986	—	—
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	2,351	(7,505)	(35,021)
(Increase) decrease in inventories	(51,879)	(16,883)	2,986
(Increase) decrease in income tax receivable/payable, net	(10,961)	2,137	6,512
Increase in prepaid expenses and other assets	(19,733)	(23,725)	(1,823)
Increase in accounts payable	8,252	9,781	8,384
(Decrease) increase in deferred revenue	(16,639)	12,856	2,003
Increase in other payables and accrued expenses	21,958	8,264	10,552

Net cash (used in) provided by operating activities	(6,214)	40,424	39,266

Cash flows from investing activities:
Capital expenditures	(15,260)	(17,628)	(6,261)
Investment	(3,687)	—	—
Acquisitions of intangible assets	—	(3,473)	(316)

Net cash used in investing activities	(18,947)	(21,101)	(6,577)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreement	51,550	—	(7,300)
Payments on long-term debt	(46,000)	(8,443)	(8,429)
Payment on other long-term liabilities	(1,831)	(6,035)	(401)
Tax benefit from exercise of stock options	440	621	—
(Increase) decrease in other notes payable	(6,154)	(51)	20,063
Repurchases of common stock	(1,934)	—	—
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	1,610	3,227	580
Non-controlling interest contribution	—	400	—
Payment of cash dividends	(4,804)	(6,148)	(2,205)

Net cash (used in) provided by financing activities	(7,123)	(16,429)	2,308

Net (decrease) increase in cash	(32,284)	2,894	34,997
Effect of exchange rate changes on cash	488	497	(1,070)
Cash at beginning of year	38,476	35,085	1,158

Cash at end of year	$6,680	$38,476	$35,085

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,777	$1,891	$2,055

Income taxes	$25,271	$18,048	$6,359

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

During the fourth quarter of 2012, the Company formed a new venture and entered into a licensing agreement with the minority partner. As a result of the transactions, the Company recorded $1,073 as additions to intangible asset and a related liability.

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

Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except per share data)

Description of Business, Basis of Consolidation and Significant Accounting Policies

American Vanguard Corporation (the “Company”) is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural, commercial and consumer uses. The Company manufactures and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Envance, its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating segment.

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2013	2012	2011
Net sales:
Insecticides	$193,623	$194,060	$137,460
Herbicides/soil fumigants/fungicides	121,042	89,899	90,782
Other, including plant growth regulators	31,849	45,581	43,826

Total crop	346,514	329,540	272,068
Non-crop	34,507	36,650	29,012

	$381,021	$366,190	$301,080

Gross profit:
Crop	$155,275	$142,019	$110,348
Non-crop	16,072	19,106	12,720

	$171,347	$161,125	$123,068

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

	2013	2012	2011
Selling	$32,929	$25,869	$23,318
General and administrative	33,536	29,715	21,429
Research, product development and regulatory	21,644	20,750	18,041
Freight, delivery and warehousing	27,503	25,468	21,054

	$115,612	$101,802	$83,842

Freight, Delivery and Warehousing Expense—Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

Advertising Expense—The Company expenses advertising costs in the period invoiced. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of operations and were $4,011 in 2013, $2,680 in 2012 and $2,095 in 2011.

Inventories—The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor, factory overhead and subcontracting services. The Company writes down and makes adjustments to its inventory carrying values as a result of the effects of unutilized capacity, net realizable value assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect manufacturing cost.

The components of inventories consist of the following:

	2013	2012
Finished products	$126,872	$74,900
Raw materials	$12,958	13,051

	$139,830	$87,951

Revenue Recognition and Allowance for Doubtful Accounts—Revenue from sales is recognized at the time title and the risks of ownership pass. This is when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price is fixed and determinable, and collection is reasonably assured. The Company has in place procedures to ensure that revenue is recognized when earned. The procedures are subject to management’s review and from time to time certain sales are excluded until it is clear that the title has passed and there is no further recourse to the Company. Allowance for doubtful accounts is established based on estimates of losses related to customer receivable balances. Estimates are developed using either standard quantitative measures based on historical losses, adjusted for current economic conditions or by evaluating specific customer accounts for risk of loss.

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

Long-lived Assets—The carrying value of long-lived assets is reviewed for impairment quarterly and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the fair value will be determined using valuation techniques such as the present value of expected future cash flows. There was no impairment of long-lived assets in 2013 or 2012.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

Property, Plant and Equipment and Depreciation—Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, construction projects and significant improvements to existing plant and equipment. Interest costs related to significant construction projects are capitalized at the Company’s current weighted effective interest rate. Expenditures for maintenance and minor repairs are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and the gain or loss realized on disposition is reflected in earnings. All plant and equipment is depreciated using the straight-line method, utilizing the estimated useful property lives. Building lives range from 10 to 30 years; machinery and equipment lives range from 3 to 15 years; office furniture and fixture lives range from 3 to 10 years; automobile lives range from 3 to 6 years; construction projects and significant improvements to existing plant and equipment lives range from 3 to 15 years when placed in service. The agricultural chemicals business involves complex manufacturing processes that drive high capital cost plant.

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates, and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effects of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the entity’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in current profit and loss accounts.

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815, Derivatives and Hedging, the Company recognizes all derivative instruments as either other assets or other liabilities at fair value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2011, the Company entered into a Euro exchange forward contract in the amount of €4,500 for Euro-denominated liabilities that was settled in January 2013. These transactions were accounted for in accordance with the ASC 815, as non-designated hedges. During the period that the Company held the forward contract, the fair value was recorded in the Balance Sheet, with the change in value recorded in earnings, and generally offset by the gains and losses associated with the underlying foreign-currency-denominated balances, which were also reported in earnings.

At December 31, 2013, the Company had in place one interest rate swap contract with an amortizing notional amount of $36,750 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Amounts in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(564). Amounts recorded in earnings for hedge ineffectiveness for the period ending December 2013 were immaterial.

The following tables illustrate the impact of derivatives on the Company’s statement of operations for the year ended December 31, 2013.

The Effect of Derivative Instruments on the Statement of Financial Performance For the Period Ended December 31
Derivatives in ASC 815 Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Hedging Relationships	2013	2012	(Effective Portion)	2013	2012	(Ineffective Portion)	2013	2012
Interest rate contracts	$(75)	$(472)	Interest expense	$(712)	$(721)	Interest expense	$(1)	$(1)

Total	$(75)	$(472)		$(712)	$(721)		$(1)	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
under ASC 815	Derivative	2013	2012
Foreign exchange contracts	Other income/(expense)	$—	$(160)

Total		$—	$(160)

The counterparty to the Company’s interest rate derivative financial instrument is Bank of the West, the Company’s primary bank. Pledged cash collateral is not required under the interest rate swap contract. At December 31, 2013, the Company did not hold any other derivative financial instruments. As a result, there occurs no offsetting of derivative liabilities in the Company’s financial statements. The gross amount of derivative liabilities is equal to the net amount recognized in current installments of other liabilities in the consolidated balance sheets, as shown in the below table:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty:
Bank of the West	$(564)	$—	$(564)	$—	$—	$(564)

Total	$(564)	$—	$(564)	$—	$—	$(564)

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to assets associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350, under which identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate elements of property. The impairment test for identifiable intangible assets not subject to amortization consists of either a qualitative assessment or a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the years ending December 31, 2013 and 2012, and there were no impairment losses recorded.

Fair Value of Equity Investment—The Company utilizes the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. At December 31, 2013, the carrying value of the Company’s investment in TyraTech was $2,701 and the quoted market value based on TyraTech’s share price (Level 1 input) was $4,073. The Company’s equity investment is included in other assets on the balance sheet.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

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

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of December 31, 2013:
Liability:
Interest rate derivative financial instruments (1)	$—	$564	$—

Foreign currency derivative financial instrument	$—	$—	$—

As of December 31, 2012:
Liability:
Interest rate derivative financial instruments (1)	$—	$1,201	$—

Foreign currency derivative financial instrument	$—	$160	$—

(1)	Includes accrued interest expense.

Income Taxes—The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and the availability of tax planning strategies. If in the future the Company determines that it would not be able to realize its recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

Per Share Information—FASB ASC 260, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised as calculated using the treasury stock method.

The components of basic and diluted earnings per share were as follows:

	2013	2012	2011
Numerator:
Net income attributable to American Vanguard	$34,449	$36,867	$22,068

Denominator:
Weighted average shares outstanding—basic	28,301	27,914	27,559
Dilutive effect of stock options and grants	598	842	316

	28,899	28,756	27,875

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

Total comprehensive income—In addition to net income, total comprehensive income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. For the years ended December 31, 2013 and 2012, total comprehensive income consisted of net income attributable to American Vanguard, the change in fair value of interest rate swaps and foreign currency translation adjustments.

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

Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized is reduced for forfeitures as required by FASB ASC 718. Estimated forfeitures recognized in the Company’s Consolidated Statement of Operations reduced compensation expense for the year ended December 31, 2013 by $247. The Company estimates that 8% of all restricted stock grants that are currently vesting will be forfeited. The Company estimates that 28.6% of the performance based shares that are currently vesting will be forfeited. The Company estimates that 0.8% of all stock option grants that are currently vesting will be forfeited. These estimates are reviewed quarterly and revised as necessary.

As of December 31, 2013, the Company had approximately $21 of unamortized stock-based compensation expenses related to unvested options, which will be recognized over the weighted-average period of 0.5 years. As of December 31, 2013, the Company had approximately $5,550 of unamortized stock-based compensation expenses related to unvested restricted stock, which will be recognized over the weighted-average period of 1.9 years. As of December 31, 2013, the Company had approximately $564 of unamortized stock-based compensation expenses related to unvested performance based stock, which will be recognized over the weighted-average period of 2.4 years. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

2011
Risk free interest rate	2.26%
Dividend yield	0.05%
Volatility factor	55.31%
Weighted average life (years)	6.0 years

There were no option shares granted during 2013 and 2012. The weighted average grant-date fair values of options granted during 2011 was $6.62.

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

The Company values restricted stock grants using the Company’s traded stock price on the date of grant. The weighted average grant-date fair values of restricted stock grants during 2013, 2012, and 2011 were $30.91, $21.51, and $12.30, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and 2012 consist of the following:

	2013	2012	Estimated useful lives
Land	$2,458	$2,458
Buildings and improvements	14,167	12,537	10 to 30 years
Machinery and equipment	94,184	89,089	3 to 15 years
Office furniture, fixtures and equipment	9,717	8,400	3 to 10 years
Automotive equipment	278	312	3 to 6 years
Construction in progress	10,615	3,363

	131,419	116,159
Less accumulated depreciation	(78,951)	(70,458)

	$52,468	$45,701

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Term loan	—	46,000
Revolving line of credit(a)	51,550	—
Notes payable	195	6,443

	51,745	52,443
Less current installments	(69)	(16,247)

	$51,676	$36,196

Approximate principal payments on long-term debt at December 31, 2013 are as follows:

2014	$69
2015	71
2016	55
2017	—
2018	51,550

$51,745

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

(a)	On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), our principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit of $200 million and an accordion feature for up to $100 million. The new facility includes both AMVAC CV and AMVAC BV (both Dutch subsidiaries) as borrowers. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, and term loans were converted into revolving debt. Under the New Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The senior secured revolving line of credit matures on June 17, 2018.

The Company uses a pay fixed, receive 1M LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. At December 31, 2013, 2012 and 2011, the Company had in place an interest rate swap, the use of which results in a fixed interest rate of 3.39% for the portion of variable rate debt that is covered by the interest rate swap contract. The current interest rate swap contract was put in place on March 30, 2011 and terminates on December 31, 2014. The table below shows the amount of outstanding debt and the related notional amount on the interest rate swap contract at each of the balance sheet dates:

	Outstanding Variable Rate Debt	Notional Amount on Interest Rate Swap
At December 31, 2011	$54,000	$45,000
At December 31, 2012	46,000	44,250
At December 31, 2013	51,550	36,750

Under the New Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the year and as of December 31, 2013). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

At December 31, 2013 total indebtedness is $51,745 as compared to $52,443 at December 31, 2012. At December 31, 2013, based on its performance against the most restrictive covenants listed above, the Company has the capacity to increase its borrowings by up to the maximum limit of $148,450 under the Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet at December 31, 2013 and December 31, 2012. These are summarized in the following table:

Indebtedness	December 31, 2013			December 31, 2012
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Term loan	$—	$—	$—	$36,000	$10,000	$46,000
Revolving line of credit	51,550	—	51,550	—	—	—
Notes payable	126	69	195	196	6,247	6,443

Total indebtedness	$51,676	$69	$51,745	$36,196	$16,247	$52,443

On June 17, 2013, all outstanding term loans were converted into revolving debt. The average amount outstanding on the term loan during the years ended December 31, 2013 and 2012 was $23,318 and $50,957, respectively. The weighted average interest rate on the term loan during the years ended December 31, 2013 and 2012 was 3.8% and 3.7%, respectively.

The average amount outstanding on the senior secured revolving line of credit during the years ended December 31, 2013 and 2012 was $29,284 and $0. The weighted average interest rate on the revolving credit line during the years ended December 31, 2013 and 2012 was 3.1% and 0.0% respectively.

(3) Income Taxes

The components of income tax expense are:

	2013	2012	2011
Current:
Federal	$12,285	$17,448	$6,070
State	3,007	2,528	1,275
Foreign	1,101	1,027	535
Deferred:
Federal	2,213	(590)	4,691
State	310	(387)	584

	$18,916	$20,026	$13,155

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35.0% to income before income tax expense as a result of the following:

	2013	2012	2011
Computed tax expense at statutory federal rates	$18,678	$19,911	$12,328
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	1,983	1,947	1,374
Domestic production deduction	(1,142)	(1,661)	(826)
Income tax credits	(724)	(395)	(343)
Other expenses	121	224	622

	$18,916	$20,026	$13,155

The components of income before provision for income taxes are as follows:

	2013	2012	2011
Domestic	$46,520	$53,361	$33,399
Foreign	7,314	3,491	1,824

	$53,834	$56,852	$35,223

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2013 and 2012 relate to the following:

	2013	2012
Current:
Inventories	$4,398	$3,490
State income taxes	(331)	(431)
Vacation pay accrual	648	354
Accrued bonuses	1,791	2,289
Bad debt	169	192
Prepaid expenses	(1,929)	(1,490)
Other	1,775	473

Net deferred tax asset	6,521	4,877

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(25,662)	(21,993)
Tax credit	14	73
Fair value adjustment	207	460
Other	2,111	2,297

Net deferred tax liability	(23,330)	(19,163)

Total net deferred tax liability	$(16,809)	$(14,286)

The following is a roll-forward of the Company’s total gross unrecognized tax liabilities, not including interest and penalties, for the fiscal year ended December 31, 2013:

Gross Unrecognized Tax Liabilities
Balance at December 31, 2012	$282
Additions for tax positions related to the current year	1,290
Additions for tax positions related to the prior year	161
Deletion for tax positions related to the prior year	(41)

Balance at December 31, 2013	$1,692

The Company recognizes accrued interest and penalties related to contingent tax liabilities in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2013, the Company had recognized approximately $120 in interest and penalties related to recognized tax benefits accrued.

It is expected that the amount of unrecognized tax benefits will change within the next 12 months; however we do not expect the change to have a significant impact on our consolidated statements of operations or consolidated balance sheet. These changes may be the result of settlement of ongoing audits. At this time, an estimate of the range of the reasonable possible outcomes cannot be made.

The Company believes it is more likely than not that the deferred tax assets detailed in the table above will be realized in the normal course of business. Undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. This amounted to $16,202 as of December 31, 2013. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred United States income tax liability is not practical due to the complexities of a hypothetical calculation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2010 through 2012 tax years. State income tax returns are subject to examination for the 2009 through 2012 tax years.

As of July 2013, the Internal Revenue Service audit for the year ended December 31, 2009 has been closed. The Internal Revenue Service concluded that there were no federal tax adjustments.

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

As described more fully below, activity in domestic cases during 2013 is as follows: in Hawaii, Patrickson, et. al. v. Dole Food Company, et. al which had been dismissed in 2011, remains on appeal; and Adams, from which co-defendant Dole was dismissed, is on appeal with respect to such dismissal and, at any rate, involves claims that pre-dated AMVAC’s sales into the relevant market. In Louisiana and Delaware, there has been much overlapping activity. Three actions filed in Louisiana state court (Soriano et al) in November 1999 have been dismissed due to expiration of the statute of limitations; however, plaintiffs appealed the dismissal in 2013. Seven cases filed by HendlerLaw, P.C. in U.S. District Court for the Eastern District of Louisiana (Aguilar et al) were dismissed (due to expiration of the statute of limitations), then appealed by plaintiffs, and the dismissal was upheld by the Fifth Circuit Court of Appeal in 2013. In Delaware, the Blanco case (involving a single Costa Rican claimant) survived defendants’ motion to dismiss for expiration of the statute of limitations, was then appealed to the Delaware Supreme Court by defendants, and upheld by that court which recognized the doctrine of cross jurisdictional tolling. Also, in Delaware, HendlerLaw, P.C. filed nine matters during 2012, eight with the U.S. District Court for the District of Delaware and one before the Delaware state court (Chaverri). Six of the federal matters were identical to claims then pending before the Louisiana courts and, upon defendants’ motion, were dismissed by the Delaware federal court, then appealed by plaintiffs, and the dismissals were subsequently upheld by the U.S. Court of Appeals for the Third Circuit. Two of the eight Delaware cases (Abad-Castillo and Marquinez) (involving claims brought on behalf of 2,700 plantation workers from Costa Rica, Ecuador, Guatemala and Panama) remain pending and are the subject of motions to dismiss.

Delaware Matters

On or about July 21, 2011, an action encaptioned, Blanco v. AMVAC Chemical Corporation et al., was filed with the Superior Court of the State of Delaware in and for New Castle County (No. N11C-07-149 JOH) on behalf of an individual plaintiff, residing in Costa Rica, against several defendants, including, among others, AMVAC, The Dow Chemical Company, Occidental Chemical Corporation, and Dole Food Company. In the action, plaintiff claims personal injury (sterility) arising from the alleged exposure to DBCP between 1979 and 1980 while working as a contract laborer in a banana plantation in Costa Rica. Defendant Dow filed a motion to dismiss the action as being barred under the applicable statute of limitations, as this same plaintiff filed the same claim in Florida in 1995 and subsequently withdrew the matter. Plaintiff contends that the statute of limitations was tolled by a prior motion for class certification, which was denied. On August 8,

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

2012, the court denied Dow’s motion to dismiss based upon applicable statutes of limitation. In response to that denial, on August 20, 2012, defendants filed a motion for interlocutory appeal and, on September 18, 2012, the Delaware Supreme Court granted interlocutory appeal on the question of whether the State of Delaware will recognize cross jurisdictional tolling (that is, whether it is proper for a Delaware court to follow the class action tolling of another jurisdiction, in this case, Texas, rather than its own two year statute of limitations). On June 10, 2013, the Delaware Supreme Court denied the appeal and upheld the lower court ruling, holding that it was proper to extend the class action tolling exception to cross-jurisdictional class action cases. Thus, Blanco remains pending. AMVAC contends that the plaintiff could not have been exposed to any DBCP supplied by AMVAC in Costa Rica and intends to defend the matter vigorously. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for the matter.

On or about May 31, 2012 (the day on which the trial court in Blanco denied defendants’ motion to dismiss), HendlerLaw, P.C., which represents plaintiffs in seven related matters that had been pending before the United States District Court for the Eastern District of Louisiana (the “Hendler-Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler—Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Six of the eight Hendler—Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as those appearing in the Hendler—Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler-Delaware cases granted defendants’ motion to dismiss six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims were pending in the Hendler-Louisiana cases where they had been first filed. Plaintiffs appealed the dismissal; however, on September 19, 2013, the Fifth Circuit Court of Appeal upheld the lower court’s decision, finding no reason to reverse the dismissal.

In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler-Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. On October 16, 2013, Plaintiffs filed a notice of appeal in the Hendler-Delaware cases. The Company believes that the appeal has no merit. Further, with respect to Chaverri, at this stage of the proceedings, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency.

Two of the eight Hendler-Delaware Cases (namely, Abad-Castillo and Marquinez) are unrelated to the Hendler-Louisiana Cases and, involve claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendant Dole brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were parties in the Hendler-Louisiana cases. On September 19, 2013, the appeals court granted, in part, and denied, in part, the motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed (as they were named as plaintiffs in a prior action filed by the Hendler law firm in Louisiana). As for the remaining eight plaintiffs, the court found that there was a question as to whether they were parties to earlier cases in Louisiana. Defendants are investigating possible defenses to Abad-Castillo and Marquinez, including whether any of the claimants had appeared in prior actions that may have been settled or dismissed, what statutes of limitations may apply, and whether claimants used any of defendants’ products. AMVAC intends to defend these matters vigorously. No discovery has commenced in either case, and it is too early to predict whether a loss is either probable or reasonably estimable; accordingly, the company has not set up a loss contingency on either of these matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

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

Adams v. Dole Food Company et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers (and their spouses), alleging that they had testicular cancer due to DBCP exposure: Adams v. Dole Food Company et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Company, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Company was dismissed on the basis of the exclusive remedy of worker’s compensation benefits, as it was the employer of plaintiffs. However, plaintiffs have been granted relief to seek an interim appeal as to the dismissal of Dole, which appeal is pending. A stay has been placed on discovery other than to obtain written records. Recent pleadings included a request for withdrawal of plaintiffs’ counsel and substitution of new counsel. The substitution was denied by the court on November 14, 2012. There is no estimated date of opinion. The Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Louisiana Matters (Federal)

On June 1, 2011, seven separate actions were filed by HendlerLaw, P.C. in the United States District Court for the Eastern District of Louisiana on behalf of 259 individual plaintiffs (banana plantation workers from Ecuador, Panama and Costa Rica) against Dole Food Company, the Dow Chemical Company, Shell Oil Company, and AMVAC Chemical Corporation (to name a few) which, for purposes of convenience here, are encaptioned Aguilar et al., v. Dole Food Company, Inc., et al (U.S.D.C., E.D. of Louisiana No. CV-01305-CJB-SS). These matters allege personal injury (including sterility, cancer, skin disorders and other conditions) arising from alleged exposure to DBCP within the time period from 1960 through 1985 or later. A number of the plaintiffs appear to have been drawn from earlier DBCP litigation matters filed by HendlerLaw, P.C., including, for example, the Mendez case that was dismissed from state court in Hawaii (see the Company’s Form 10-Q for the period ended March 31, 2011). In September 2012, the court granted defendants’ motion for summary judgment based upon the expiration of the applicable statute of limitations. Plaintiffs filed an appeal to the dismissal and, on September 19, 2013, the Fifth Circuit Court of Appeal affirmed the order of dismissal of the lower court, finding no basis for reversal. Thus, this matter is concluded.

Louisiana Matters (State)

In November 1999, AMVAC was served with three complaints filed in the 29th Judicial District Court for the Parish of St. Charles, State of Louisiana; we have reported on these matters under the name of the lead case, Eduardo Soriano, et al. v. AMVAC, et al. These matters allege personal injuries to about 314 persons (approximately 167 from Ecuador, 102 from Costa Rica, and 45 from Guatemala) from alleged exposure to DBCP. With the United States Supreme Court holding there was no federal court jurisdiction in the Patrickson case, the federal court judge remanded the cases to Louisiana state court in June 2003. In state court, the three cases were assigned to two different judges. On November 17, 2006, the state court separated the cases handled by HendlerLaw, P.C. from the cases being pursued only against the growers handled by different counsel. Subsequently, the cases against the growers were settled and all those actions were dismissed. The cases handled by

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

HendlerLaw, P.C. were supposed to be placed in a new action, which was not done. After a hearing on January 29, 2008, the court ruled on February 8, 2008 that these plaintiffs could still proceed in the existing cases rather than in a new action. In mid-June 2011, some 12 years after filing the actions, plaintiffs have propounded written discovery against defendants. In November 2012, the court granted defendants’ motion for summary judgment as to all of these cases on the ground that the applicable statute of limitations had expired. On October 16, 2013, plaintiffs filed a notice of appeal of the dismissal with the U.S. court of Appeal for the Third Circuit. AMVAC does not believe that the appeal has any merit and intends to defend it vigorously. With respect to these matters, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for this matter.

Nicaraguan Matters

A review of court filings in Chinandega, Nicaragua, has found 85 suits alleging personal injury allegedly due to exposure to DBCP and involving approximately 3,592 plaintiffs have been filed against AMVAC and other parties. Of these cases, only two - Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04 Castillo and Suazo, (which were filed in 2004 and involve 15 banana workers) have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical Company and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC has objected to personal jurisdiction and demanded under Law 364 that the claims be litigated in the United States. In 2007, the court denied these objections, and AMVAC appealed the denial. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Further, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. With respect to these Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonably estimable and has not set up a loss contingency for these matters.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the USEPA) served AMVAC Brazil with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. In March 2011, IBAMA denied AMVAC B’s first appeal. The Company believes, however, that the agency is statutorily prevented from levying a fine of this magnitude for an infraction of this nature. Thus, the Company has filed another appeal on these grounds and expects to hear a response during 2014. At this stage, the Company believes that a loss of between $200 and $300 is probable and has set up a loss contingency in the amount of $200.

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $1,330, $982 and $870 in 2013, 2012 and 2011.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An aggregate of approximately 1,000,000 shares of the Company’s Common Stock, par value $.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) may be sold

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

pursuant to the Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors in December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011 following shareholders’ ratification of the extended expiration date. In December 2013, the Board of Directors resolved to extend the expiration date of the Plan five years, that is, until December 31, 2018. Under the Plan, as amended as of June 30, 2011, 995,000 shares of the Company’s common stock were authorized. As of December 31, 2013, 901,220 shares remained authorized under the plan.

Shares of common stock purchased through the Plan in 2013, 2012 and 2011 were 27,923, 40,116 and 54,933, respectively.

(6) Major Customers and Export Sales

In 2013, there were three companies that accounted for 17%, 13%, and 8% of the Company’s consolidated sales. In 2012, there were three companies that accounted for 19%, 10% and 8% of the Company’s consolidated sales. In 2011, there were three companies that accounted for 17%, 11%, and 9% of the Company’s consolidated sales.

The Company primarily sells its products to large distributors, buying cooperatives and groups and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 14%, 10% and 8% of the Company’s receivables as of December 31, 2013. The Company had three significant customers who each accounted for approximately 20%, 11% and 7% of the Company’s receivables as of December 31, 2012 and approximately 17%, 15%, and 9% as of December 31, 2011. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Mexico	$15,661	$17,980	$16,616
South & Central America	15,491	16,374	11,991
Europe	12,942	9,744	5,931
Asia	8,129	7,308	8,469
Africa	8,322	7,229	8,234
Australia	2,692	4,444	3,395
Canada	3,976	4,320	4,270
Middle East	2,500	2,495	3,876
Other	59	15	672

	$69,772	$69,909	$63,454

(7) Royalties

The Company entered into a licensing agreement in December 2012 that requires a minimum annual royalty payable through 2022. In addition, the Company had other royalty agreements in place that extended through December 2013. Those agreements related to the acquisition of certain products as well as various licensing arrangements, none of which contained a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $116, $38 and $39 for 2013, 2012 and 2011, respectively.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

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

The following schedule represents intangible assets recognized in connection with product acquisitions (See description of Business, Basis of Consolidation and Significant Accounting Policies for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2010	$115,249
Acquisitions during fiscal 2011	316
Impact of movement in exchange rates and other adjustments	(161)
Other adjustments related to deferred liabilities	6,802
Amortization expense	(6,017)

Intangible assets at December 31, 2011	116,189
Acquisitions during fiscal 2012	3,473
Impact of movement in exchange rates	(118)
Amortization expense	(6,023)

Intangible assets at December 31, 2012	113,521
Acquisitions during fiscal 2013	—
Impact of movement in exchange rates	(162)
Amortization expense	(6,352)

Intangible assets at December 31, 2013	$107,007

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

	2013			2012
$000’s	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product Rights	$139,094	$44,254	$94,840	$139,256	$38,530	$100,726
Customer Lists	1,091	328	763	1,091	218	873
Trademarks	12,941	1,537	11,404	12,941	1,019	11,922

Total Intangibles	$153,126	$46,119	$107,007	$153,288	$39,767	$113,521

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,
2014	$6,352
2015	6,352
2016	6,352
2017	6,352
2018	6,352
Thereafter	75,247

$107,007

The following schedule represents the Company’s obligations under product acquisitions and licensing agreements:

Amount
Obligations under acquisition agreements at December 31, 2010	12,822
Additional obligations acquired	216
Addition of deferred liabilities	6,802
Adjustment to deferred liabilities	(2,857)
FX impact	101
Amortization of discounted liabilities	1,341
Payments on existing obligations	(801)

Obligations under acquisition agreements at December 31, 2011	17,624
Additional obligations acquired	1,073
Adjustment to deferred liabilities	(216)
FX impact	48
Amortization of discounted liabilities	818
Payments on existing obligations	(7,447)

Obligations under acquisition agreements at December 31, 2012	11,900
Additional obligations acquired	—
Adjustment to deferred liabilities	(294)
FX impact	(1)
Amortization of discounted liabilities	171
Payments on existing obligations	(7,890)

Obligations under acquisition agreements at December 31, 2013	$3,886

During 2013, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $294. The fair value change had the effect of reducing operating expenses by $294.

During 2012, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $216. The fair value change had the effect of reducing cost of sales by $0 and operating expenses by $216.

During 2011, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $2,857. The fair value change had the effect of reducing cost of sales by $495 and operating expenses by $2,362.

As of December 31, 2013, the $3,886 in remaining obligations under product acquisitions and licensing agreements is included in other liabilities.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

(9) Commitments

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with a twelve-month notice. The long-term ground lease at Marsing is for a period of 25 years (commencing in March 2008). Rent expense for the years ended December 31, 2013, 2012 and 2011 was $939, $727 and $550. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2014	$850
2015	868
2016	433
2017	135
2018	135
Thereafter	1,170

$3,591

(10) Research and Development

Research and development expenses which are included in operating expenses were $8,604, $7,648 and $6,555 for the years ended December 31, 2013, 2012 and 2011.

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

In 2011, the Company granted incentive stock options to purchase 20,000 shares of common stock to employees. Of those options, one third of the total option shares vest on each of the first, second, and third anniversaries of the date of grant. All options granted are non-assignable and non-transferable. In 2012 and 2013, no options were granted.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2013.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Non-Statutory Stock Options Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2010	1,487,331	—	$7.65	$7.77

Options granted, range from $11.32-$13.24	20,000	—	12.28
Options exercised, range from $8.10-$11.30	(48,000)	—	8.63
Options expired	(70,817)	—	12.38

Balance outstanding, December 31, 2011	1,388,514	—	$7.44	$7.26

Options exercised, range from $3.67-$14.99	(659,733)	—	7.05
Options expired	(23,436)	—	10.41

Balance outstanding, December 31, 2012	705,345	—	$7.70	$7.95

Options exercised, $7.50	(126,149)	—	7.50
Options expired	(18,167)	—	7.50

Balance outstanding, December 31, 2013	561,029	—	$7.76	$7.70

Information relating to stock options at December 31, 2013 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	534,350	83	$7.50	534,350	$7.50
$11.32-$14.75	26,679	80	$12.90	20,012	$13.10

	561,029		$7.76	554,362	$7.70

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2012 and 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2012:
Incentive Stock Option Plans:
Outstanding	705,345	$7.70	91	$16,481
Expected to Vest	699,537	$7.70	91	$16,345
Exercisable	179,345	$7.95	78	$4,147

As of December 31, 2013:
Incentive Stock Option Plans:
Outstanding	561,029	$7.76	83	$9,276
Expected to Vest	560,972	$7.76	83	$9,275
Exercisable	554,362	$7.70	83	$9,196

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $2,365, $15,910, and $4, respectively. Cash received from stock options exercised during 2013, 2012, and 2011 was $946, $2,996, and $414 respectively. Upon exercise in 2012, the Company also received 49,638 shares which were valued on the day of exercise at $1,651.

Restricted Stock Grants

During 2013, the Company issued a total of 162,336 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $23.43 to $31.83 per share based on the publicly traded share prices. The total fair value of $5,018 will be recognized over the related service periods. During 2013, 11,999 shares of common stock granted to employees were forfeited.

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

A status summary of non-vested shares as of December 31, 2013, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2013	245,817	$20.23
Granted	162,336	$30.91
Vested	(19,452)	$18.38
Forfeited	(11,999)	$22.75

Nonvested shares at December 31, 2013	376,702	$24.85

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

Performance Based Stock Grants

During 2013, the Company granted a total of 24,637 performance based shares that will cliff vest after three years of service. 80% of these performance based shares are based upon net income and net sales for the period commencing April 1, 2013 and ending December 31, 2015; the remaining 20% of performance based shares are based upon the Company’s stock price appreciation over the course of the period commencing June 6, 2013 and ending on December 31, 2015. Both parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

The performance based shares related to net income and net sales have an average fair value of $30.13 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $15.31 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved.

During 2013, the Company recognized stock-based compensation expense related to performance based shares of $90. There were no performance based shares issued by the Company prior to those issued during the quarter ended June 30, 2013.

As of December 31, 2013, the Company had approximately $564 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.4 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

A status summary of non-vested shares as of December 31, 2013, is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at January 1, 2013	—	$—
Granted	24,637	$28.43
Vested	—	$—
Forfeited	—	$—

Nonvested shares at December 31, 2013	24,637	$28.43

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

(Dollars in thousands, except per share data)

(12) Accumulated Other Comprehensive Income (Loss)

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2010	$(17)	$(431)	$(448)
Other comprehensive income/(loss) before reclassifications	(2,005)	(933)	(2,938)
Amounts reclassified from AOCI	571	—	571
Tax effect	565	—	565

Balance, December 31, 2011	(886)	(1,364)	(2,250)
Other comprehensive income/(loss) before reclassifications	(472)	330	(142)
Amounts reclassified from AOCI	721	—	721
Tax effect	(91)	—	(91)

Balance, December 31, 2012	(728)	(1,034)	(1,762)
Other comprehensive income/(loss) before reclassifications	(75)	326	251
Amounts reclassified from AOCI	712	—	712
Tax effect	(249)	—	(249)

Balance, December 31, 2013	$(340)	$(708)	$(1,048)

(13) Equity method investment

On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. As of December 31, 2013, the Company’s ownership position in TyraTech was approximately 29.27%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes earnings (losses) from equity method investments, which represents our proportionate share of TyraTech’s estimated net earnings (losses) for the period from the time of the investment to the end of the accounting period. For the year ended December 31, 2013, the Company recognized a loss of $986 as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the balance sheet. At December 31, 2013, the carrying value of the Company’s investment in TyraTech was $2,701 and the quoted market value was $4,073.

(14) Quarterly Data—Unaudited

Quarterly Data—2013	March 31	June 30	September 30	December 31
Net sales	$121,537	$86,761	$97,201	$75,522
Gross profit	53,781	42,066	43,159	32,341
Net income attributable to American Vanguard	16,915	8,386	8,870	278
Basic net income per share	0.60	0.29	0.32	0.01
Diluted net income per share	0.59	0.29	0.30	0.01

Quarterly Data—2012
Net sales	$87,255	$84,837	$89,836	$104,262
Gross profit	37,378	38,346	39,625	45,776
Net income	8,734	8,744	8,076	11,313
Basic net income per share	0.32	0.31	0.29	0.40
Diluted net income per share	0.31	0.30	0.28	0.39

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, which was filed on March 30, 2004 with the Securities Exchange Commission and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004, which was filed with the Securities Exchange Commission on February 23, 2005 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008, which was filed with the Securities Exchange Commission on May 12, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.3 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.4 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated January 15, 2008 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on March 17, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004, which was filed with the Securities Exchange Commission on May 10, 2005 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.12	American Vanguard Corporation Employee Stock Purchase Plan amended and restated as of June 30, 2011 (incorporated herein by reference).

10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

10.14	Form of Amended and Restated Change of Control Severance Agreement effective as of January 1, 2014.*

10.15	Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan TSR-Based Restricted Stock Units Award Agreement dated June 6, 2013.*

10.16	Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan Performance-Based Restricted Stock Units Award Agreement dated June 6, 2013.*

10.17	Second Amended and Restated Credit Agreement dated as of June 17, 2013 among AMVAC Chemical Corporation [and certain affiliates] and Bank of the West (as Agent, Swing Line Lender, L/C Issuer, Sole Arranger and Syndication Agent), BMO Harris Bank, N.A. and Wells Fargo Bank, N.A. (as Documentation Agents) and the Lenders (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on June 20, 2013 and incorporated herein by reference).

21	List of Subsidiaries of the Company.*

23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from American Vanguard Corp’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Filed herewith.