Form 10-Q
period 2014-03-31
AMERICAN VANGUARD CORP
filed 2014-05-02
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Common Stock, $.10 Par Value—28,749,722 shares as of April 24, 2014.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2014	2013
Net sales	$81,095	$121,537
Cost of sales	52,190	67,756

Gross profit	28,905	53,781
Operating expenses	24,943	27,628

Operating income	3,962	26,153
Interest expense	631	547
Less interest capitalized	(18)	(194)

Income before provision for income taxes and loss on equity investment	3,349	25,800
Income taxes expense	1,016	8,981

Income before loss on equity investment	2,333	16,819
Deduct net loss from equity method investment	(328)	—

Net income	2,005	16,819
Add back net loss attributable to non-controlling interest	154	96

Net income attributable to American Vanguard	2,159	16,915

Change in fair value of interest rate swaps	136	178
Foreign currency translation adjustment	51	407

Comprehensive income	$2,346	$17,500

Earnings per common share - basic	$.08	$.60

Earnings per common share - assuming dilution	$.07	$.59

Weighted average shares outstanding - basic	28,401	28,269

Weighted average shares outstanding - assuming dilution	28,888	28,879

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS

(Unaudited)

	Mar. 31, 2014	Dec. 31, 2013
Current assets:
Cash and cash equivalents	$8,391	$6,680
Receivables:
Trade, net of allowance for doubtful accounts of $429 and $392, respectively	103,391	74,060
Other	2,501	892

Total receivables	105,892	74,952
Inventories	158,459	139,830
Prepaid expenses	12,543	11,435
Income taxes receivable	9,628	10,088
Deferred income tax assets	6,521	6,521

Total current assets	301,434	249,506
Property, plant and equipment, net	52,148	52,468
Intangible assets, net of applicable amortization	105,442	107,007
Other assets	39,070	38,462

	$498,094	$447,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$70	$69
Current installments of other liabilities	1,388	2,132
Accounts payable	40,185	40,702
Deferred revenue	1,479	3,788
Accrued program costs	61,956	53,630
Accrued expenses and other payables	7,036	10,178

Total current liabilities	112,114	110,499
Long-term debt, excluding current installments	99,108	51,676
Other liabilities, excluding current installments	4,482	4,143
Deferred income tax liabilities	23,330	23,330

Total liabilities	239,034	189,648

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,190,906 shares at March 31, 2014 and 31,092,782 shares at December 31, 2013	3,119	3,109
Additional paid-in capital	62,171	60,160
Accumulated other comprehensive loss	(861)	(1,048)
Retained earnings	203,212	202,470

	267,641	264,691
Less treasury stock at cost, 2,450,634 shares at March 31, 2014 and 2,380,634 shares at December 31, 2013	(8,269)	(6,738)

American Vanguard Corporation stockholders’ equity	259,372	257,953
Non-controlling interest	(312)	(158)

Total stockholders’ equity	259,060	257,795

	$498,094	$447,443

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2014

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2013	31,092,782	$3,109	$60,160	$202,470	$(1,048)	$(158)	2,380,634	$(6,738)	$257,795
Stocks issued under ESPP	16,446	2	391	—	—	—	—	—	393
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,417)	—	—	—	—	(1,417)
Foreign currency translation adjustment, net	—	—	—	—	51	—	—	—	51
Stock based compensation	—	—	768	—	—	—	—	—	768
Change in fair value of interest rate swaps	—	—	—	—	136	—	—	—	136
Stock options exercised and grants of restricted stock units	81,678	8	617	—	—	—	—	—	625
Excess tax benefits from share based payment arrangements	—	—	235	—	—	—	—	—	235
Shares repurchased	—	—	—	—	—	—	70,000	(1,531)	(1,531)
Net income (loss)	—	—	—	2,159	—	(154)	—	—	2,005

Balance, March 31, 2014	31,190,906	$3,119	$62,171	$203,212	$(861)	$(312)	2,450,634	$(8,269)	$259,060

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2014 and 2013

(Unaudited)

Increase (decrease) in cash	2014	2013
Cash flows from operating activities:
Net income	$2,005	$16,819
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	3,733	3,699
Amortization of other long term assets	1,454	836
Amortization of discounted liabilities	69	42
Stock-based compensation	768	688
Tax benefit from exercise of stock options	(235)	(57)
Loss from equity method investment	328	—
Gain on dilution of equity method investment	(256)	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(30,940)	(70,908)
Increase in inventories	(18,629)	(21,538)
Increase in prepaid expenses and other assets	(3,242)	(7,027)
Decrease in income tax receivable/payable, net	695	6,108
(Decrease) increase in accounts payable	(381)	31,250
Decrease in deferred revenue	(2,309)	(18,148)
Increase in other payables and accrued expenses	5,050	40,100

Net cash used in operating activities	(41,890)	(18,136)

Cash flows from investing activities:
Capital expenditures	(1,816)	(4,396)
Investment	—	(3,687)

Net cash used in investing activities	(1,816)	(8,083)

Cash flows from financing activities:
Net borrowings under line of credit agreement	47,450	6,200
Payments on long-term debt	—	(2,500)
Payments on other long-term liabilities	(356)	(682)
Tax benefit from exercise of stock options	235	57
Decrease in other notes payable	—	(6,154)
Repurchases of common stock	(1,531)	—
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	1,018	427
Payment of cash dividends	(1,418)	—

Net cash provided (used) by financing activities	45,398	(2,652)

Net increase (decrease) in cash and cash equivalents	1,692	(28,871)
Cash and cash equivalents at beginning of period	6,680	38,476
Effect of exchange rate changes on cash	19	390

Cash and cash equivalents as of the end of the period	$8,391	$9,995

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires management to make estimates and assumptions on the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

2. Property, plant and equipment at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013
Land	$2,458	$2,458
Buildings and improvements	14,237	14,167
Machinery and equipment	97,124	94,184
Office furniture, fixtures and equipment	9,932	9,717
Automotive equipment	288	278
Construction in progress	9,196	10,615

	133,235	131,419
Less accumulated depreciation	(81,087)	(78,951)

	$52,148	$52,468

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished products	$144,450	$126,872
Raw materials	14,009	12,958

	$158,459	$139,830

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2014	2013
Net sales:
Insecticides	$46,437	$78,867
Herbicides/soil fumigants/fungicides	22,931	32,986
Other, including plant growth regulators	3,807	3,691

	73,175	115,544
Non-crop	7,920	5,993

	$81,095	$121,537

	Three Months Ended March 31
	2014	2013
Net sales:
US sales	$57,956	$103,105
International sales	23,139	18,432

	$81,095	$121,537

5. Accrued Program Costs - In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator-driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

6. On March 10, 2014, the Board of Directors declared a cash dividend of $0.05 per share. The dividend was distributed on April 18, 2014 to stockholders of record at the close of business on April 4, 2014. Cash dividends paid April 18, 2014 totaled $1,417.

On March 11, 2013, the Board of Directors declared a cash dividend of $0.07 per share. The dividend was distributed on April 19, 2013 to stockholders of record at the close of business on April 5, 2013. Cash dividends paid April 19, 2013 totaled $1,976.

The Company announced the decision to begin making quarterly dividend payments on June 10, 2013. Previously, the Company made semi-annual dividend payments.

7. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of our condensed consolidated statements of operations and comprehensive income. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to American Vanguard	$2,159	$16,915

Denominator:
Weighted averages shares outstanding-basic	28,401	28,269
Dilutive effect of stock options and grants	487	610

	28,888	28,879

8. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	March 31, 2014			December 31, 2013
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$99,000	$—	$99,000	$51,550	$—	$51,550
Notes payable	108	70	178	126	69	195

Total Indebtedness	$99,108	$70	$99,178	$51,676	$69	$51,745

On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC C.V. and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit up to $200 million and an accordion feature for up to $100 million. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, including the conversion of term loans into revolving debt.

At March 31, 2014, the Company had in place one interest rate swap contract with a notional amount of $34,875 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Losses in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(204). Amounts recorded in earnings for hedge ineffectiveness for the period ending March 2014 were immaterial.

The Company uses a pay fixed, receive 1Month LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. At March 31, 2014 and 2013, the Company had in place an interest rate swap, the use of which results in a fixed interest rate of 3.39% for the portion of variable rate debt that is covered by the interest rate swap contract. The current interest rate swap contract was put in place on March 30, 2011 and terminates on December 31, 2014.

The following tables illustrate the impact of derivatives on the Company’s statement of operations for the quarter ended March 31, 2014.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended March 31

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$(23)	$(7)	Interest Expense	$(159)	$(185)	Interest Expense	$—	$—

Total	$(23)	$(7)		$(159)	$(185)		$—	$—

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of March 31, 2014 the Company met all covenants in that credit facility.

At March 31, 2014, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $87,814 under the credit facility agreement.

The counterparty to the Company’s interest rate derivative financial instrument is Bank of the West, the Company’s primary bank. Pledged cash collateral is not required under the interest rate swap contract. At March 31, 2014, the Company did not hold any other derivative financial instruments. As a result, there occurs no offsetting of derivative liabilities in the Company’s financial statements. The gross amount of derivative liabilities is equal to the net amount recognized in current installments of other liabilities in the condensed consolidated balance sheets, as shown in the below table:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty:
Bank of the West	$(428)	$—	$(428)	$—	$—	$(428)

Total	$(428)	$—	$(428)	$—	$—	$(428)

9. Reclassification—Certain items may have been reclassified (if appropriate), in the prior period condensed consolidated financial statements to conform with the March 31, 2014 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month period ended March 31, 2014, total comprehensive income consisted of net income attributable to American Vanguard, the change in fair value of interest rate swaps and foreign currency translation adjustments.

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

Stock Options — During the three months ended March 31, 2014, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2013	561,029	$7.76	$7.70
Options exercised, $7.50	(82,650)	7.50

Balance outstanding, March 31, 2014	478,379	$7.80	$7.74

Information relating to stock options at March 31, 2014 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	451,700	80	$7.50	451,700	$7.50
$11.32—$14.75	26,679	77	$12.90	20,012	$13.10

	478,379		$7.80	471,712	$7.74

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2014:
Incentive Stock Option Plans:
Outstanding	478,379	$7.80	80	$6,625
Expected to Vest	478,351	$7.80	80	$6,625
Exercisable	471,712	$7.74	80	$6,563

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $11 and $209, respectively.

As of March 31, 2014, the Company had approximately $10 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares — A status summary of non-vested shares as of and for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2013	376,702	$24.85
Vested	(1,000)	31.83
Forfeited	(1,840)	24.23

Nonvested shares at March 31, 2014	373,862	$24.83

Restricted stock grants — During the three months ended March 31, 2014, the Company did not grant any shares of restricted common stock.

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

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense related to restricted shares of $834 and $479, respectively.

As of March 31, 2014, the Company had approximately $4,640 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.6 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A status summary of non-vested performance based shares as of and for the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2013	24,637	$28.43
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested shares at March 31, 2014	24,637	$28.43

Performance Based Shares — During the three months ended March 31, 2014, the Company did not grant any performance based shares.

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

During the three months ended March 31, 2014, the Company recognized a reduction in stock-based compensation expense related to performance based shares of $77. There were no performance based shares issued by the Company prior to those issued during the quarter ended June 30, 2013.

As of March 31, 2014, the Company had approximately $507 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2013.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. There have been no material developments in any of these matters since the filing of the Company’s Form 10-K for the period ended December 31, 2013 (which sets forth the procedural history of these matters in detail).

B. Other Matters

AMVAC has been named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products over the course of their employment as laborers from 1989 through 2012. AMVAC has not yet been served. We believe that the claims have no merit, and should we be served, we intend to defend the matter vigorously, and expect that we will enter into a joint defense arrangement with certain other defendants. At this stage in the proceedings, it is too early to determine whether a loss is probable and reasonably estimable, and the Company has not set up a reserve for this matter.

On April 7, 2014, an action entitled Graciela Galvan v. AMVAC Chemical Corp. (naming AMVAC as the sole defendant) was filed with the Superior Court for the State of California for the County of Orange as case number 00716103CXC. The matter was subsequently served on AMVAC’s registered agent on April 18, 2014. This action involves claims by plaintiff on behalf of herself (an inactive employee currently on leave) and other “similarly situated employees” for alleged violations of wages and hours requirements under the California Labor Code. The Company believes that the claims have no merit and intends to defend the matter vigorously. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not set up a reserve for the matter.

13. Recently Issued Accounting Guidance—In February 2013, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013.

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

The Company’s cash flow hedge related to a variable debt instrument is measured at fair value on a recurring basis, and the balances as of March 31, 2014 and December 31, 2013 (which are included in other liabilities in the condensed consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of March 31, 2014:
Liability:
Interest rate derivative financial instrument (1)	$—	$428	$—

As of December 31, 2013:
Liability:
Interest rate derivative financial instrument (1)	$—	$564	$—

(1)	Includes accrued interest expense

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

15. Accumulated Other Comprehensive Income -

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive loss:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2013	$(340)	$(708)	$(1,048)
Other comprehensive income/(loss) before reclassifications	(23)	51	28
Amounts reclassified from AOCI	159	—	159

Balance, March 31, 2014	$(204)	$(657)	$(861)

16. On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, to acquire an ownership position of approximately 29.27%. In February 2014, TyraTech issued 37,391,763 shares and raised approximately £1.87 ($3.1) million. Due to the share issuance, the Company recognized a $256 gain from the dilution of the Company’s ownership position. Following the issuance of these new shares, as of March 31, 2014, the Company’s ownership position in TyraTech was approximately 23.96%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three months ended March 31, 2014, the Company recognized an operating loss of $328 as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the balance sheet. At March 31, 2014, the carrying value of the Company’s investment in TyraTech was $2,629 and the quoted market value of its shareholding was $9,550 based on the London Stock Exchange, Alternative Investment Market (“AIM”).

17. Income Taxes – Income tax expense was $1,016 for the three months ended March 31, 2014 as compared to $8,981 for the three months ended March 31, 2013. The effective tax rate was 30.0% in 2014 and 34.8% in 2013.

The effective tax rate for the three months ended March 31, 2014 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2014	2013	Change
Net sales:
Insecticides	$46,437	$78,867	$(32,430)
Herbicides/soil fumigants/fungicides	22,931	32,986	(10,055)
Other, including plant growth regulators	3,807	3,691	116

Total Crop	73,175	115,544	(42,369)
Non-crop	7,920	5,993	1,927

	$81,095	$121,537	$(40,442)

Cost of sales:
Insecticides	$30,588	$44,497	$(13,909)
Herbicides/soil fumigants/fungicides	13,470	17,874	(4,404)
Other, including plant growth regulators	3,435	1,343	2,092

Total crop	47,493	63,714	(16,221)
Non-crop	4,697	4,042	655

	$52,190	$67,756	$(15,566)

Gross margin:
Insecticides	$15,849	$34,370	$(18,521)
Herbicides/soil fumigants/fungicides	9,461	15,112	(5,651)
Other, including plant growth regulators	372	2,348	(1,976)

Gross margin crop	25,682	51,830	(26,148)
Gross margin non-crop	3,223	1,951	1,272

	$28,905	$53,781	$(24,876)

Gross margin crop	35%	45%
Gross margin non-crop	41%	33%
Total gross margin	36%	44%

	2014	2013	Change
Net sales:
US sales	$57,956	$103,105	$(45,149)
International sales	23,139	18,432	4,707

	$81,095	$121,537	$(40,442)

Overall financial performance including net sales and net income for the quarter ended March 31, 2014 was significantly lower as compared to the same period in 2013. Our net sales for the period declined 33% to $81,095, as compared to $121,537 for the first quarter of 2013. Net sales for our crop business are down 37%, while net sales for our non-crop products are up 32%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

As reported previously, prolonged wet weather in the Midwest United States during the spring of 2013 limited the application of many crop protection products that are used at the time of planting. As a result, higher than normal levels of these products, including AMVAC’s corn soil insecticides, remained in the distribution channel at the end of the 2013 growing season. Most of our first quarter performance decline is attributable to reduced demand for corn inputs, as the channel of distribution first works down 2013 inventory carryover to satisfy 2014 demand. Further, severe winter weather in 2014 has delayed spring crop planting, prompting continued delays in flow through of these crop protection inputs. Finally, the generally lower crop commodity prices have created some uncertainty among growers regarding the planting of corn versus soybeans.

Across our crop business, net sales of our insecticides group were down approximately 41% to end at $46,437, as compared to $78,867 during the first quarter of 2013. Within this segment, net sales of our granular soil insecticides were down approximately 44%, largely for the reasons cited above affecting the U.S. corn market. Our sales of Mocap and Nemacur insecticides, which are used primarily outside the U.S. market, were slightly higher than the prior year. Thimet sales in the first three months of 2014 were much higher in anticipation of increased planted acres for peanuts in comparison to 2013. Net sales of our non-granular insecticides increased 55% in 2014, as compared to the same period of the prior year, with our cotton foliar insecticide Bidrin leading the growth. Finally, net sales of our three product lines that face generic competition (acephate, bifenthrin and permethrin) were up 10% as compared to sales in 2013’s first quarter.

Within the group of herbicides/fungicides/fumigants, net sales for the first quarter of 2014 declined by approximately 30% to $22,931 from $32,986 in the comparable period in 2013. Net sales of our herbicide products were down considerably due primarily to higher than normal inventory of corn products in the distribution channel, prolonged winter weather and commodity prices. Our soil fumigants business grew by approximately 5% over the prior year’s first quarter, and our PCNB fungicide sales also showed strong year-over-year improvement.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were up approximately 3% as compared to the first quarter of 2013. This increase was driven by our new potato sprout inhibitor SmartBlock®. Offsetting these gains were a modest reduction in granules sales and lower sales of our plant growth regulator, NAA.

Our non-crop sales ended the first quarter of 2014 at $7,920 as compared to $5,993 for the same period of the prior year. This increase was primarily driven by sales of our foliar mosquito adulticide Dibrom®, which were up three-fold in the first quarter as our distributors replenish inventories drawn down during the prior summer season.

Our cost of sales for the first quarter of 2014 was $52,190 or 64% of net sales. This compared to $67,756 or 56% of net sales for 2013. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including sub contract costs) and factory operating costs. During the quarter, our raw material costs decreased by 33%, consistent with the reduction in sales. Our factory expenses were down by approximately 8% year-over-year as we focused on dropping costs as we slowed factory output. Finally, in light of higher-than-normal inventory levels for certain corn products both in the distribution channel and at the company, we made the decision to reduce output. Approximately two thirds of the reduction in gross margin is attributed to increased unabsorbed factory expenses. The balance arose from proportionately increased international sales which attracts lower margins and to a lesser extent from the change in product mix in our U.S. markets as compared to the same period of the prior year. As a result, our gross margin ended at 36% of sales, as compared to 44% in the same period of the prior year.

Operating expenses decreased by $2,685 to $24,943 for the three months ended March 31, 2014 as compared to the same period in 2013. The differences in operating expenses by department are as follows:

	2014	2013	Change
Selling	$8,171	$7,231	$940
General and administrative	6,474	10,211	(3,737)
Research, product development and regulatory	4,733	4,545	188
Freight, delivery and warehousing	5,565	5,641	(76)

	$24,943	$27,628	$(2,685)

•	Selling expenses increased by $940 to end at $8,171 for the three months ended March 31, 2014, as compared to the same period of 2013. The main drivers are increased advertising expenses primarily focused on promotion of our brands and continued expenses associated with supporting growth in demand for our proprietary delivery systems.

•	General and administrative expenses decreased by $3,737 to end at $6,474 for the three months ended March 31, 2014, as compared to the same period of 2013. This arises primarily from a reduction in incentive compensation costs in response to the weaker financial performance in the first quarter of 2014, as compared to the prior year. In addition, legal costs were reduced due to a data compensation matter that was concluded in the second quarter of prior year.

•	Research, product development costs and regulatory expenses increased slightly by $188, to end at $4,733 for the three months ended March 31, 2014, as compared to the same period of 2013. This is mainly due to timing of requirements for studies on our existing products.

•	Freight, delivery and warehousing costs for the three months ended March 31, 2014 were $5,565 or 6.9% of sales as compared to $5,641 or 4.6% of sales for the same period in 2013. This is due to strong sales by our international business plus additional warehousing costs as we work through our increased inventory levels.

Interest costs net of capitalized interest, were $613 in the first three months of 2014 as compared to $353 in the same period of 2013. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2014			Q1 2013
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term Loan	$—	$—	—	$52,048	$515	4.0%
Revolving line of credit	75,477	489	0.0%	—	—	—

Average	$75,477	$489	2.6%	$52,048	$515	4.0%
Notes payable	186	2	—	405	—	—
Amortization of deferred loan fees	—	59	—	—	32	—
Amortization of other deferred liabilities	—	69	—	—	—	—
Other interest expense	—	12	—	—	—	—
Capitalized Interest	—	(18)	—	—	(194)	—

Total	$75,663	$613	3.2%	$52,453	$353	2.7%

The Company’s average overall debt for the three months ended March 31, 2014 was $75,663 as compared to $52,453 for the three months ended March 31, 2013. During the quarter we increased our usage of revolving debt to fund elevated levels of working capital as demand has been slower than anticipated, and as a result, the inventory overhang continues to drive working capital. As can be seen from the table above, our effective bank interest rate was 2.6% for the three months ended as compared to 4.0% in 2013. This is driven by the new credit facility agreement and the reduced proportion of our debt covered by the interest rate swap contract.

Income tax expense decreased by $7,965 to end at $1,016 for the three months ended March 31, 2014 as compared to $8,981 for the comparable period in 2013. The effective tax rate for the quarter was 30.0% as compared to 34.8% in the same period of the prior year. The decrease in effective tax rate is primarily due to comparatively higher earnings in our international tax jurisdictions that are taxed at a comparatively lower rate.

The effective tax rate for the three months ended March 31, 2014 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2014, we recognized a loss of $328 on our investment in TyraTech. No income or loss was recognized during the three months ended March 31, 2013. The loss is exclusive of a gain of $256 related to the sale by TyraTech of additional stock.

Non-controlling interest for the three months ended March 31, 2014 increased to $154 as compared to $96 for the three months ended March 31, 2013. Non-controlling interest represents the share of net loss that is attributable to TyraTech’s share, the minority shareholder, of our majority owned subsidiary, Envance.

Our overall net income for the first three months of 2014 was $2,159 or $0.07 per diluted share ($0.08 per share—basic) as compared to $16,915 or $0.59 per diluted share ($0.60 per share – basic) in the same quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized $41,890 of cash in operating activities during the three months ended March 31, 2014, as compared to utilizing $18,136 in the same period of the prior year. Net income of $2,005, non-cash depreciation, amortization of intangibles and other assets and other liabilities of $5,256, non-cash incentive compensation of $533 and net loss on equity investment of $72 provided a cash inflow of $7,866 as compared to $22,027 during the same period of the prior year.

During the three months ended March 31, 2014, the Company has recorded significantly lower sales in its key corn soil insecticides and herbicides, in comparison to the same period of the prior year. Our slower sales in the period resulted in lower accounts receivable due on these products at March 31, 2014, as compared to March 31, 2013. Despite the slowdown in our corn insecticide product sales, we have total accounts receivable of $103,391. This balance is driven primarily by crop terms which mean that, substantially, the payments are due during the latter part of the second quarter of this year. This is consistent with the market dynamics the Company experienced in 2013. As of the balance sheet date, March 31, 2014, we believe our inventories are valued at lower of cost or market.

Our inventories have increased during the quarter due to slow sales, not offset by a slowdown in our manufacturing output. The driver here is that we purchase raw materials based on forecast demand and often on very long lead times. These purchases will mean that we expect to see further increases in this asset category as we proceed through the second quarter of 2014, at which point we expect that channel inventories will have reduced to such a degree that we will then start to see a reduction in our on-hand finished goods inventory. As we see the next two to four quarters unfold we will adjust our manufacturing and inventory plans accordingly.

Our deferred revenues decreased as customers who paid cash in the final quarter of 2013 took delivery of product.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the three months ended March 31, 2014, the Company made accruals in the amount of $16,264. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the first three months of 2014, the Company made payments in the amount of $7,938. Payments are not generally significant in the second and third quarters of each financial year. During the three months ended March 31, 2013, the Company accrued $44,060 and made payments in the amount of $2,699.

Finally, our prepaid and other assets increased by $3,242 as annual contracts are paid at the beginning of the year. Furthermore, accounts payable decreased by $381 as purchases continue to decrease in response to actions to reduce our inventory.

The Company utilized $1,816 during the three months ended March 31, 2014, compared to utilizing $8,083 during the same period of 2013. This is primarily driven by capital spending in our factories. During the three months ended March 31, 2013, the Company made a $3,687 investment in TyraTech Inc. There was no similar investment made in 2014.

Financing activities provided $45,398 during the three months ended March 31, 2014, compared to utilizing $2,652 in the same period of the prior year. This included significant draws of $47,450 against our senior credit facility. During the quarter we have made immaterial scheduled deferred payments related to product acquisitions. Further, the Company made dividend payments in the amount of $1,418 and utilized $1,531 repurchasing shares of our common stock in accordance with our repurchase policy aimed at offsetting dilution caused by incentive compensation. Finally, the Company received $1,253 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits of $235) as compared to $484 for the same period of last year.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the balance sheet at March 31, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	March 31, 2014			December 31, 2013
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$99,000	$—	$99,000	$51,550	$—	$51,550
Notes payable	108	70	178	126	69	195

Total Indebtedness	$99,108	$70	$99,178	$51,676	$69	$51,745

The Company has three key covenants under its senior credit facility (with which AMVAC is in compliance). The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, and (3) maintain a certain consolidated fixed charge coverage ratio. As of March 31, 2014, the Company was in compliance with all covenants.

At March 31, 2014, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $87,814.

We expect that, in light of lower earnings, our capacity to borrow under our revolving line of credit will be reduced in the near term. Accordingly, the Company may seek an appropriate short-term amendment to the senior credit facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s condensed consolidated Form 10-K for the financial year ended December 31, 2013, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2013 remain valid and is hereby incorporated by reference.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2013. The Company uses derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts.

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

As of March 31, 2014, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2014, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-K for the period ended December 31, 2013.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. There have been no material developments in any of these matters since the filing of the Company’s Form 10-K for the period ended December 31, 2013 (which sets forth the procedural history of these matters in detail).

B. Other Matters

AMVAC has been named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products over the course of their employment as laborers from 1989 through 2012. AMVAC has not yet been served. We believe that the claims have no merit, and should we be served, we intend to defend the matter vigorously, and expect that we will enter into a joint defense arrangement with certain other defendants. At this stage in the proceedings, it is too early to determine whether a loss is probable and reasonably estimable, and the Company has not set up a reserve for this matter.

On April 7, 2014, an action entitled Graciela Galvan v. AMVAC Chemical Corp. (naming AMVAC as the sole defendant) was filed with the Superior Court for the State of California for the County of Orange as case number 00716103CXC. The matter was subsequently served on AMVAC’s registered agent on April 18, 2014. This action involves claims by plaintiff on behalf of herself (an inactive employee currently on leave) and other “similarly situated employees” for alleged violations of wages and hours requirements under the California Labor Code. The Company believes that the claims have no merit and intends to defend the matter vigorously. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not set up a reserve for the matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Balance Sheet; (ii) Condensed consolidated Statements of Operations and Comprehensive Income; (iii) Condensed consolidated Statements of Cash Flows; (iv) Condensed consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 2, 2014	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 2, 2014	By:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer