Form 10-Q
period 2014-06-30
AMERICAN VANGUARD CORP
filed 2014-07-31
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Common Stock, $.10 Par Value—29,080,871 shares as of July 24, 2014.

AMERICAN VANGUARD CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2014	2013	2014	2013
Net sales	$68,313	$86,761	$149,408	$208,298
Cost of sales	42,253	44,695	94,443	112,451

Gross profit	26,060	42,066	54,965	95,847
Operating expenses	25,337	29,169	50,280	56,798

Operating income	723	12,897	4,685	39,049
Interest expense	857	701	1,488	1,248
Less interest capitalized	(13)	(31)	(31)	(225)

(Loss) income before income taxes and loss on equity investment	(121)	12,227	3,228	38,026
Income taxes (benefit) expense	(160)	3,961	856	12,941

Income before loss on equity investment	39	8,266	2,372	25,085
Deduct net loss from equity method investment	(68)	—	(396)	—

Net (loss) income	(29)	8,266	1,976	25,085
Add back net loss attributable to non-controlling interest	174	120	328	216

Net income attributable to American Vanguard Corporation	145	8,386	2,304	25,301

Change in fair value of interest rate swaps	145	174	281	352
Foreign currency translation adjustment	92	(476)	143	(69)

Comprehensive income	$382	$8,084	$2,728	$25,584

Earnings per common share—basic	$.01	$.29	$.08	$.89

Earnings per common share—assuming dilution	$.01	$.29	$.08	$.88

Weighted average shares outstanding—basic	28,408	28,295	28,404	28,280

Weighted average shares outstanding—assuming dilution	28,795	28,886	28,877	28,884

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2014	Dec. 31, 2013
Current assets:
Cash and cash equivalents	$4,189	$6,680
Receivables:
Trade, net of allowance for doubtful accounts of $414 and $392, respectively	73,239	74,060
Other	2,738	892

Total receivables	75,977	74,952
Inventories	175,240	139,830
Prepaid expenses	14,049	11,435
Income taxes receivable	10,230	10,088
Deferred income tax assets	6,521	6,521

Total current assets	286,206	249,506
Property, plant and equipment, net	51,621	52,468
Intangible assets, net of applicable amortization	103,865	107,007
Other assets	37,750	38,462

	$479,442	$447,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$70	$69
Current installments of other liabilities	1,440	2,132
Accounts payable	23,900	40,702
Deferred revenue	1,512	3,788
Accrued program costs	74,359	53,630
Accrued expenses and other payables	5,996	10,178

Total current liabilities	107,277	110,499
Long-term debt, excluding current installments	86,091	51,676
Other liabilities, excluding current installments	3,981	4,143
Deferred income tax liabilities	23,002	23,330

Total liabilities	220,351	189,648

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,528,400 shares at June 30, 2014 and 31,092,782 shares at December 31, 2013	3,153	3,109
Additional paid-in capital	63,380	60,160
Accumulated other comprehensive loss	(624)	(1,048)
Retained earnings	201,937	202,470

	267,846	264,691
Less treasury stock, at cost, 2,450,634 shares at June 30, 2014 and 2,380,634 shares at December 31, 2013	(8,269)	(6,738)

American Vanguard Corporation stockholders’ equity	259,577	257,953
Non-controlling interest	(486)	(158)

Total stockholders’ equity	259,091	257,795

	$479,442	$447,443

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

For The Three Months Ended March 31, 2014 and June 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2013	31,092,782	$3,109	$60,160	$202,470	$(1,048)	$(158)	2,380,634	$(6,738)	$257,795
Stocks issued under ESPP	16,446	2	391	—	—	—	—	—	393
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,417)	—	—	—	—	(1,417)
Foreign currency translation adjustment, net	—	—	—	—	51	—	—	—	51
Stock based compensation	—	—	768	—	—	—	—	—	768
Change in fair value of interest rate swaps	—	—	—	—	136	—	—	—	136
Stock options exercised and grants of restricted stock units	81,678	8	617	—	—	—	—	—	625
Excess tax benefits from share based payment arrangements	—	—	235	—	—	—	—	—	235
Shares repurchased	—	—	—	—	—	—	70,000	(1,531)	(1,531)
Net income (loss)	—	—	—	2,159	—	(154)	—	—	2,005

Balance, March 31, 2014	31,190,906	$3,119	$62,171	$203,212	$(861)	$(312)	2,450,634	$(8,269)	$259,060
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,420)	—	—	—	—	(1,420)
Foreign currency translation adjustment, net	—	—	—	—	92	—	—	—	92
Stock based compensation	—	—	1,038	—	—	—	—	—	1,038
Change in fair value of interest rate swaps	—	—	—	—	145	—	—	—	145
Stock options exercised and grants of restricted stock units	337,494	34	144	—	—	—	—	—	178
Excess tax benefits from share based payment arrangements	—	—	27	—	—	—	—	—	27
Net income (loss)	—	—	—	145	—	(174)	—	—	(29)

Balance, June 30, 2014	31,528,400	$3,153	$63,380	$201,937	$(624)	$(486)	2,450,634	$(8,269)	$259,091

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2014 and 2013

(Unaudited)

Increase (decrease) in cash	2014	2013
Cash flows from operating activities:
Net income	$1,976	$25,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed and intangible assets	7,996	7,461
Amortization of other long term assets	3,027	1,802
Amortization of discounted liabilities	175	86
Stock-based compensation	1,806	1,747
Tax benefit from exercise of stock options	(262)	(57)
Loss from equity method investment	396	—
Gain on dilution of equity method investment	(256)	—
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(1,025)	8,513
Increase in inventories	(35,410)	(39,199)
Increase in prepaid expenses and other assets	(5,069)	(9,837)
Decrease (increase) in income tax receivable	120	(1,404)
Decrease in accounts payable	(16,521)	(8,532)
Decrease in deferred revenue	(2,276)	(20,149)
Increase in other payables and accrued expenses	16,264	54,529

Net cash (used in) provided by operating activities	(29,059)	20,045

Cash flows from investing activities:
Capital expenditures	(3,954)	(8,360)
Investment	—	(3,687)

Net cash used in investing activities	(3,954)	(12,047)

Cash flows from financing activities:
Net borrowings under line of credit agreement	34,450	40,750
Payments on long-term debt	—	(46,000)
Payments on other long-term liabilities	(1,109)	(1,238)
Tax benefit from exercise of stock options	262	57
Decrease in other notes payable	—	(6,154)
Repurchases of common stock	(1,531)	—
Payment of cash dividends	(2,836)	(1,976)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	1,196	527

Net cash provided by (used in) financing activities	30,432	(14,034)

Net decrease in cash and cash equivalents	(2,581)	(6,036)
Cash and cash equivalents at beginning of period	6,680	38,476
Effect of exchange rate changes on cash	90	(26)

Cash and cash equivalents as of the end of the period	$4,189	$32,414

See notes to the condensed consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Property, plant and equipment (at cost) at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
Land	$2,458	$2,458
Buildings and improvements	14,355	14,167
Machinery and equipment	105,815	94,184
Office furniture, fixtures and equipment	9,980	9,717
Automotive equipment	288	278
Construction in progress	2,477	10,615

	135,373	131,419
Less accumulated depreciation	(83,752)	(78,951)

	$51,621	$52,468

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2014	December 31, 2013
Finished products	$151,269	$126,872
Raw materials	23,971	12,958

	$175,240	$139,830

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales:
Insecticides	$34,524	$39,218	$80,961	$118,085
Herbicides/soil fumigants/fungicides	13,926	24,699	36,857	57,685
Other, including plant growth regulators	8,929	13,228	12,736	16,919

	57,379	77,145	130,554	192,689
Non-crop	10,934	9,616	18,854	15,609

	$68,313	$86,761	$149,408	$208,298

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net sales:
US	$50,094	$67,837	$108,050	$170,942
International	18,219	18,924	41,358	37,356
	$68,313	$86,761	$149,408	$208,298

5. Accrued Program Costs - In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator-driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

6. The Company has issued the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
June 9, 2014	July 17, 2014	July 3, 2014	$0.05	$1,420
March 10, 2014	April 18, 2014	April 4, 2013	$0.05	$1,417

Total			$0.10	$2,837

June 10, 2013	July 19, 2013	July 5, 2013	$0.05	$1,413
March 11, 2013	April 19, 2013	April 5, 2013	$0.07	$1,976

Total			$0.12	$3,389

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Numerator:
Net income attributable to AVD	$145	$8,386	$2,304	$25,301

Denominator:
Weighted averages shares outstanding-basic	28,408	28,295	28,404	28,280
Dilutive effect of stock options and grants	387	591	473	604

	28,795	28,886	28,877	28,884

The Company excluded 2,385 stock options from the computation of diluted earnings per share for the three months ended June 30, 2014 and 4,591 stock options from the computation of diluted earnings per share for the six months ended June 30, 2014, because they are anti-dilutive. For the three and six month ended June 30, 2013 no options were excluded from the computation.

8. Substantially all of the Company’s assets are pledged as collateral with its banks.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	June 30, 2014			December 31, 2013
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Revolving line of credit	$86,000	$—	$86,000	$51,550	$—	$51,550
Notes payable	91	70	161	126	69	195

Total indebtedness	$86,091	$70	$86,161	$51,676	$69	$51,745

On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC C.V. and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit up to $200 million and an accordion feature for up to $100 million. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, including the conversion of term loans into revolving debt. See, infra, Item 18 “Subsequent Events” regarding the first amendment to the New Credit Agreement.

At June 30, 2014, the Company had in place one interest rate swap contract with a notional amount of $33,000 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Losses in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $(59). Amounts recorded in earnings for hedge ineffectiveness for the period ending June 30, 2014 were immaterial.

The Company uses a pay fixed, receive 1Month LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. At June 30, 2014 and 2013, the Company had in place an interest rate swap, the use of which results in a fixed interest rate of 3.39% for the portion of variable rate debt that is covered by the interest rate swap contract. The current interest rate swap contract was put in place on March 30, 2011 and terminates on December 31, 2014.

The following tables illustrate the impact of derivatives on the Company’s statements of operations and comprehensive income for the three months and six months ended June 30, 2014.

For the three months ended June 30, 2014 and 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$(8)	$(7)	Interest Expense	$(153)	$(181)	Interest Expense	$—	$—

Total	$(8)	$(7)		$(153)	$(181)		$—	$—

For the six months ended June 30, 2014 and 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$(31)	$(14)	Interest Expense	$(312)	$(366)	Interest Expense	$—	$(1)

Total	$(31)	$(14)		$(312)	$(366)		$—	$(1)

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of June 30, 2014, the Company met all covenants in that credit facility.

At June 30, 2014, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $64,057 under the credit facility agreement.

The counterparty to the Company’s interest rate derivative financial instrument is Bank of the West, the Company’s primary bank. Pledged cash collateral is not required under the interest rate swap contract. At June 30, 2014, the Company did not hold any other derivative financial instruments. As a result, there occurs no offsetting of derivative liabilities in the Company’s condensed consolidated financial statements. The gross amount of derivative liabilities is equal to the net amount recognized in current installments of other liabilities in the condensed consolidated balance sheets, as shown in the below table:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty:
Bank of the West	$(283)	$—	$(283)	$—	$—	$(283)

Total	$(283)	$—	$(283)	$—	$—	$(283)

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2014 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the six month period ended June 30, 2014, total comprehensive income consisted of net income attributable to AVD, the change in fair value of interest rate swaps and foreign currency translation adjustments.

11. Stock Based Compensation Expense—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.

Stock Options—During the six months ended June 30, 2014, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2013	561,029	$7.76	$7.70
Options exercised, $7.50	(82,650)	7.50

Balance outstanding, March 31, 2014	478,379	$7.80	$7.74
Options exercised, $7.50	(17,500)	7.50

Balance outstanding, June 30, 2014	460,879	$7.81	$7.77

Information relating to stock options at June 30, 2014 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	434,200	77	$7.50	434,200	$7.50
$11.32—$14.75	26,679	74	$12.90	23,346	$12.85

	460,879		$7.81	457,546	$7.77

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2014:
Incentive Stock Option Plans:
Outstanding	460,879	$7.81	77	$2,503
Expected to Vest	460,879	$7.81	77	$2,503
Exercisable	457,546	$7.77	77	$2,503

During the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense, excluding expense associated with modifications, related to stock options of $21 and $423, respectively.

As of June 30, 2014, the Company had no unamortized stock-based compensation expenses related to unvested stock options outstanding. Stock-based compensation expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2013	376,702	$24.85
Vested	(1,000)	$31.83
Forfeited	(1,840)	$24.23

Nonvested shares at March 31, 2014	373,862	$24.83
Granted	240,724	$14.81
Vested	(23,478)	$13.84
Forfeited	—	$—

Nonvested shares at June 30, 2014	591,108	$21.19

Restricted stock grants — During the six months ended June 30, 2014, the Company granted a total of 240,724 shares of common stock. Of these, 23,478 shares vest immediately, and the balance will cliff vest after three years of service. The shares granted in 2014 were average fair valued at $14.81 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the six months ended June 30, 2013, the Company granted a total of 154,114 shares of common stock. Of these, 3,000 shares will vest one-third each year on the anniversaries of the employee’s employment date, 8,230 shares vest immediately, and the balance will cliff vest after three years of service. The shares granted in 2013 were average fair valued at $31.22 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense related to restricted shares of $1,819 and $1,297, respectively.

As of June 30, 2014, the Company had approximately $7,153 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.1 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A status summary of non-vested performance based shares as of and for the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2013	24,637	$28.43
Vested	—	$—
Forfeited	—	$—

Nonvested shares at March 31, 2014	24,637	$28.43
Granted	79,270	$14.23
Vested	—	$—
Forfeited	—	$—

Nonvested shares at June 30, 2014	103,907	$17.60

Performance Based Shares — During the six months ended June 30, 2014, the Company granted a total of 79,270 performance based shares that will cliff vest on May 23, 2017, provided that recipient is continuously employed by the Company during the vesting period. 80% of these performance based shares are based upon financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing April 1, 2014 and ending December 31, 2016; the remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goal measures the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The shareholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2014 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

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

The performance based shares related to EBIT and net sales were average fair valued at $14.92 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to AVD stock price were average fair valued at $11.47 per share. The fair value was determined by using the Monte Carlo valuation method. The Company is recognizing as expense the value of these shares over the required service period of three years.

During the six months ended June 30, 2014, the Company recognized a reduction in stock-based compensation expense related to performance based shares of $34. During the six months ended June 30, 2013, the Company recognized stock-based compensation expense related to performance based shares of $26.

As of June 30, 2014, the Company had approximately $1,559 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.6 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended June 30, 2014.

A. DBCP Cases—Delaware

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder has been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. Except for the cases described below, there have been no material developments in these matters since the filing of the Company’s Form 10-Q for the period ended March 30, 2014.

In what has been designated as the remaining Hendler-Delaware cases (involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of about 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama – more fully described in the Company’s Form 10-K for the period ended December 31, 2013), on May 27, 2014, the district court granted defendant Dole’s motion to dismiss the matter without prejudice on the grounds that the applicable statutes of limitation had expired. In reaching its finding, the court noted that while the Delaware Supreme Court in Blanco had established that Delaware now recognizes the concept of cross-jurisdictional tolling, the factual question as to the tolling of the statute had not been decided by the Blanco court. The court in the Hendler – Delaware cases found that, in fact, the applicable statute of limitations had stopped in 1995. The court left open the possibility that plaintiffs could bring forward evidence that they did not know of their injuries and the causes thereof until a later date, but went on to note that such a showing might be difficult given that many of the symptoms identified by plaintiffs (e.g., vision loss, skin conditions and gastrointestinal problems) are of an obvious nature.

B. Other Matters

AMVAC has been named as one of 46 defendants in an action entitled Mark Spence v. A.W. Chesterton Company et al. which was filed on June 16, 2014 with the Circuit Court of Cook County, Illinois as case number 2014L006394 in which plaintiff alleges to have developed mesothelioma from exposure to asbestos-containing products while working as a construction and lawn care laborer in Illinois over the period 1968 to 1990. Among a laundry list of pipe covers, gaskets, roof shingles and construction materials, plaintiff alleges that he was also exposed to unnamed products of AMVAC including “asbestos contaminated fertilizers, herbicides and other horticultural products.” The Company is unaware of having ever sold any product or packaging that incorporated asbestos and believes that this claim has no merit. We plan to defend the matter vigorously. The Company believes that a loss is neither probable nor reasonably estimable and has not established a loss contingency for the matter.

13. Recently Issued Accounting Guidance—In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013.

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

The Company’s cash flow hedge related to a variable debt instrument is measured at fair value on a recurring basis, and the balances as of June 30, 2014 and December 31, 2013 (which are included in other liabilities in the condensed consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of June 30, 2014:
Liability:
Interest rate derivative financial instruments (1)	$—	$283	$—

As of December 31, 2013:
Liability:
Interest rate derivative financial instruments (1)	$—	$564	$—

(1)	Includes accrued interest expense

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

15. Accumulated Other Comprehensive Loss—

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive loss:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2013	$(340)	$(708)	$(1,048)
Other comprehensive loss before reclassifications	(23)	51	28
Amounts reclassified from AOCI	159	—	159

Balance, March 31, 2014	$(204)	$(657)	$(861)
Other comprehensive loss before reclassifications	(8)	92	84
Amounts reclassified from AOCI	153	—	153

Balance, June 30, 2014	$(59)	$(565)	$(624)

16. On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, to acquire an ownership position of approximately 29.27%. In February 2014, TyraTech issued 37,391,763 shares and raised approximately £1.87 ($3.1) million. Due to the share issuance, the Company recognized a $256 gain from the dilution of the Company’s ownership position. Following the issuance of these new shares, as of June 30, 2014, the Company’s ownership position in TyraTech was approximately 23.96%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the six months ended June 30, 2014, the Company recognized an operating loss of $396 as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At June 30, 2014, the carrying value of the Company’s investment in TyraTech was $2,561, and the quoted market value of its shareholding was $7,049 based on the London Stock Exchange, Alternative Investment Market (“AIM”).

17. Income Taxes – Income tax expense was $856 for the six months ended June 30, 2014 as compared to $12,941 for the six months ended June 30, 2013. The effective tax rate was 27% in 2014 and 34% in 2013. Income tax benefit was $160 for the three months ended June 30, 2014, and income tax expense was $3,961 for the three months ended June 30, 2013.

The effective tax rate for the three months ended June 30, 2014 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

18. Subsequent event —As of July 18, 2014, AMVAC Chemical Corporation (“AMVAC”), our principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. Under the First Amendment, the Consolidated Funded Debt Ratio has been increased for the third and fourth quarters of 2014 and the first quarter of 2015, and, further, borrowers are permitted to pay cash dividends to shareholders during the first and second quarters of 2015 notwithstanding prior net income levels.

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2014	2013	Change
Net sales:
Insecticides	$34,524	$39,218	$(4,694)
Herbicides/soil fumigants/fungicides	13,926	24,699	(10,773)
Other, including plant growth regulators	8,929	13,228	(4,299)

Total Crop	57,379	77,145	(19,766)
Non-crop	10,934	9,616	1,318

	$68,313	$86,761	$(18,448)

Cost of sales:
Insecticides	$21,063	$21,386	$(323)
Herbicides/soil fumigants/fungicides	8,936	11,958	(3,022)
Other, including plant growth regulators	6,089	6,910	(821)

Total crop	36,088	40,254	(4,166)
Non-crop	6,165	4,441	1,724

	$42,253	$44,695	$(2,442)

Gross profit:
Insecticides	$13,461	$17,832	$(4,371)
Herbicides/soil fumigants/fungicides	4,990	12,741	(7,751)
Other, including plant growth regulators	2,840	6,318	(3,478)

Gross profit crop	21,291	36,891	(15,600)
Gross profit non-crop	4,769	5,175	(406)

	$26,060	$42,066	$(16,006)

Gross profit crop	37%	48%
Gross profit non-crop	44%	55%
Total gross profit	38%	48%

	2014	2013	Change
Net sales:
US	$50,094	$67,837	$(17,743)
International	18,219	18,924	(705)

	$68,313	$86,761	$(18,448)

Financial performance for the quarter ended June 30, 2014 included net sales of $68,313 which were down approximately 21% from net sales of $86,761 for the second quarter of 2013. Our gross profit performance ended at $26,060 or 38% of net sales as compared $42,066 or 49% of net sales for the comparable quarter last year. The decrease in gross profit resulted largely from elevated levels of unabsorbed factory costs arising from a deliberate slowdown in manufacturing activity in the face of higher inventory levels. Our operating expenses for the period declined by 13% to $25,337 for the three month period ended June 30, 2014, as compared to the same period of the prior year. However, operating expenses increased as a percentage of sales, due primarily to a drop in net sales in the face of substantially fixed costs that support long-term development and growth of the business. For the quarter, we have an income tax benefit of $160, as compared to an income tax expense of $3,961 for the same period of the prior year. Net income attributable to AVD ended at $145, as compared to $8,386 in the prior year.

With respect to sales performance by category, net sales for our crop business were down by approximately 26%, while net sales for non-crop products were up by about 14% for the comparable period of the prior year. From a geographic perspective, our domestic sales were down 26% and our international sales were down 4% over the comparable quarter in 2013. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Second quarter financial performance was significantly influenced by reduced re-stocking procurement, as distributors/retailers/corn growers in the Midwest United States worked through surplus inventories that had been carried over from the 2013 spring planting season. As we reported a year ago, continuous rainfall in this region created considerable difficulties in the planting of the 2013 corn crop. With several million acres of unplanted muddy fields and extensive planting delays, many crop protection inputs went unused in 2013. While wet conditions did not adversely affect AVD’s 2013 sales of either our corn insecticides or corn herbicide for that reporting period, they did affect the “on-the-ground” use of these products, leaving higher than normal stocks in customers’ inventories for the 2014 season. As these products have been used during 2014 planting, a much lower-than-normal level of restocking purchases has resulted in reduced 2014 sales of these corn related products.

Net sales of our insecticide group were down about 12%, to $34,524 as compared to $39,218 during the second quarter of 2013. Within insecticides, net sales of our granular soil insecticides (“GSIs”) were down approximately 17%, as compared to the comparable quarter in 2013, driven by the reduced corn soil insecticides replenishment activity referred to above. Partially offsetting this drop was a 3% increase in our non-corn insecticide products primarily driven by strong sales of our Bidrin product for cotton due to heavier insect pressure in this year’s cotton crop.

Within the group of herbicides/fungicides/fumigants, net sales for the second quarter of 2014 decreased by approximately 44% to $13,926 from $24,699 in the same period of 2013. Net sales of our herbicide products declined significantly after the strong sales of our post-emergent corn herbicide, Impact in the second quarter of 2013. As in the case of corn insecticides discussed above, inventories of Impact in the distribution channel carried over from the prior year and thereby reduced current year sales. Our fumigant sales were about 2% higher this year despite some localized irrigation restrictions in California.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales dropped by about 32%, as compared to those in the second quarter of 2013. This decrease was due largely to a 31% decline in quarterly sales of our cotton harvest defoliant, Folex, driven primarily by timing of demand. With a modest increase in cotton acreage over the prior year, we would expect additional sales in the upcoming third quarter of 2014 closer to the time of use of the product during the autumn cotton harvest.

Our non-crop sales ended the second quarter of 2014 at $10,934 which was a 14% increase over net sales of $9,616 for the same period of the prior year. This increase resulted from strong sales of our mosquito adulticide Dibrom®, improved sales of our Envance product line, which, although modest, increased almost twofold in comparison to the same period of the prior year, and a 45% increase in our pharmaceutical products.

Our cost of sales for the second quarter of 2014 was $42,253 or 62% of net sales. This compared to $44,695 or 52% of net sales for 2013. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including subcontract costs) and factory operating costs. During the quarter, our raw material costs decreased by 21%, which was consistent with the reduction in sales. Our factory expenses were down by approximately 8% year-over-year, as we focused on reducing costs. However, in light of higher-than-normal inventory levels for certain corn products both in the distribution channel and at the Company, we made the decision to reduce output and, by implication, manufacturing activity. With materially lower plant activity and slightly lower plant costs, we incurred an increase in unabsorbed factory expenses as compared to the comparable quarter. In fact, approximately one third of the reduction in gross profit is attributed to increased unabsorbed factory expenses. This translates to a 10% drop in gross margin. The balance arose from reduced domestic sales primarily in our corn market, and, at the same time, proportionately increased international sales (which attract lower gross profit levels). As a result, our gross profit ended at 38% of sales, as compared to 48% in the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $3,832 to $25,337 for the three months ended June 30, 2014 as compared to the same period in 2013. The differences in operating expenses by department are as follows:

	2014	2013	Change
Selling	$8,805	$8,451	$354
General and administrative	6,068	9,958	(3,890)
Research, product development and regulatory	5,040	5,068	(28)
Freight, delivery and warehousing	5,424	5,692	(268)

	$25,337	$29,169	$(3,832)

•	Selling expenses increased by approximately 4% over the same quarter of the prior year. The main drivers for increased overall expenses were costs associated with our expanded international sales and marketing team and increased advertising and promotional activities driving our brands.

•	General and administrative expenses decreased by 39% to $6,068 as compared to $9,958 for the same period of the prior year. The main drivers for the decrease are primarily related to reduced incentive compensation, lower legal costs and lower third party consulting costs associated with the creation of our international subsidiary structure in 2013.

•	Research, product development costs and regulatory expenses were essentially flat compared to the same period of the prior year. Within this result, our spending on regulatory compliance was down and this was offset by increased spending on product and business development.

•	Freight, delivery and warehousing costs decreased by about 5%, which was driven by volume and by mix. We also incurred higher costs related to our warehousing activity driven by elevated inventory levels. As a percentage of sales, freight ended at 7.9% of sales for the three months ended June 30, 2014 as compared to 6.6% for the same period of the prior year.

Interest costs, net of capitalized interest, were $844 in the three months ended June 30, 2014, as compared to $670 in the same period of 2013. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2014			Q2 2013
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$—	$—	—	$42,054	$407	3.9%
Working capital revolver	111,779	684	2.4%	33,725	189	2.2%

Average	111,779	684	2.4%	75,779	596	3.1%

Other notes payable	170	1	2.4%	242	2	3.3%
Interest income	—	(3)	—	—	—	—
Capitalized interest	—	(13)	—	—	(31)	—
Amortization of deferred loan fees	—	58	—	—	38	—
Amortization of other deferred liabilities	—	105	—	—	56	—
Other interest expense	—	12	—	—	9	—

Adjusted average indebtedness	$111,949	$844	3.0%	$76,021	$670	3.5%

The Company’s average overall debt for the three months ended June 30, 2014 was $111,949 as compared to $76,021 for the three months ended June 30, 2013. During the quarter we increased our usage of revolving debt to fund elevated levels of working capital. As can be seen from the table above, our effective bank interest rate was 2.4% for the three months ended as compared to 3.1% in 2013. This is driven by the New Credit Agreement and the reduced proportion of our debt covered by the interest rate swap contract.

Income tax expense decreased by $4,121 to end at $(160) for the three months ended June 30, 2014 as compared to $3,961 for the comparable period in 2013. The income tax benefit for the quarter is the result of lower projected domestic earnings. The decreased annual domestic projection impacts the Company’s forecast for the purpose of estimating its quarterly income tax rate. The effective rate for the comparable period of 2013 was 32%.

The effective tax rate for the three months ended June 30, 2014 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended June 30, 2014, we recognized a loss of $68 on our investment in TyraTech. No income or loss was recognized during the three months ended June 30, 2013.

Non-controlling interest for the three months ended June 30, 2014 increased to $174 as compared to $120 for the three months ended June 30, 2013. Non-controlling interest represents the share of net loss that is attributable to TyraTech, the minority shareholder, of our majority owned subsidiary, Envance.

Our overall net income for the second quarter of 2014 was $145 or $0.01 per diluted share ($0.01 per share—basic) as compared to $8,386 or $0.29 per diluted share ($0.29 per share—basic) in the same quarter of 2013.

Six Months Ended June 30:

	2014	2013	Change
Net sales:
Insecticides	$80,961	$118,085	$(37,124)
Herbicides/soil fumigants/fungicides	36,857	57,685	(20,828)
Other, including plant growth regulators	12,736	16,919	(4,183)

Total crop	130,554	192,689	(62,135)
Non-crop	18,854	15,609	3,245

	$149,408	$208,298	$(58,890)

Cost of goods sold:
Insecticides	$51,651	$65,677	$(14,026)
Herbicides/soil fumigants/fungicides	22,406	29,948	(7,542)
Other, including plant growth regulators	9,524	8,300	1,224

Total crop	83,581	103,925	(20,344)
Non-crop	10,862	8,526	2,336

	$94,443	$112,451	$(18,008)

Gross profit:
Insecticides	$29,310	$52,408	$(23,098)
Herbicides/soil fumigants/fungicides	14,451	27,737	(13,286)
Other, including plant growth regulators	3,212	8,619	(5,407)

Gross profit crop	46,973	88,764	(41,791)
Gross profit non-crop	7,992	7,083	909

	$54,965	$95,847	$(40,882)

Gross profit crop	36%	46%
Gross profit non-crop	42%	46%
Total gross profit	37%	46%

	2014	2013	Change
Net sales:
US	$108,050	$170,942	$(62,892)
International	41,358	37,356	4,002

	$149,408	$208,298	$(58,890)

Overall financial performance including net sales and net income for the six month period ended June 30, 2014 showed a decline as compared to the same period in 2013. Net sales for the period were down approximately 28% to $149,408 compared to $208,298 for the first half of 2013. Our gross profit performance ended at $54,965 or 37% of net sales, as compared to $95,847 or 46% of net sales for the comparable prior period. Our operating expenses reduced by 11% and ended at $50,280 for the period ended June 30, 2014, as compared to $56,798 for comparable period of the prior year. Expressed as a percentage of sales, operating expenses increased to 34% of sales as compared to 27% in 2013; this increase resulted from a drop in net sales and the incurrence of substantially fixed costs which have been put in place to support long-term development and growth of the business. Notwithstanding the substantially fixed nature of these costs, we are working hard to control all discretionary spending in an effort to reduce expenses to 90% or less than expenses incurred in 2013. Our tax rate improved to 27% for the six month period as compared to 34% recorded in 2013. This improved tax rate was driven primarily by the increased proportion of international versus domestic taxable income. Overall net income attributable to AVD ended down at $2,304 for the six month period ended June 30, 2014, as compared to $25,301 for the same period of the prior year.

With respect to specific categories, net sales for our crop business were down by approximately 32%, while net sales for non-crop products were up by about 21% from the comparable period of the prior year. Our international sales also grew by 11%, as compared to the performance recorded in the same period of 2013. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first half of 2014, the Company experienced soft demand for many of its corn products. This was primarily due to below normal re-stocking procurement by the Midwest channel of distribution as it worked through surplus inventories of products left in the distribution channel at the end of the 2013 planting season.

Net sales of our insecticides for the six months ended June 30, 2014 were down about 31% to $80,961, as compared to $118,085 during the first half of 2013. Within this category, net sales of our granular soil insecticides (“GSIs”) were down approximately 36% over that of the comparable period in 2013. Our primary corn soil insecticides Aztec, SmartChoice, and Force all experienced declines because of the Midwest corn purchasing patterns described above. However, our Thimet sales increased on peanut acres and our Mocap and Nemacur products increased in the international arena. Net sales of our non-GSI insecticides were approximately 18% higher during the first half of 2014 as compared to the same period of the prior year, largely because sales of our foliar insecticide Bidrin increased in cotton.

Within the group of herbicides/fungicides/fumigants, net sales for the first half of 2014 were 36% lower as compared to the first half of 2013. Net sales of our primary corn herbicide Impact declined – again as a result of 2013 inventory carryover, while our soil fumigants and fungicides increase modestly for the half year.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales dropped by about 25% as compared to those in the first half of 2013. Contributing to this decrease were lower sales of our cotton harvest aid, Folex, and a slight decline in toll manufacturing revenues.

Our non-crop sales for the first half of 2014 were $18,854, up 21% from $15,609 for the same period of the prior year. Sales of both our mosquito adulticide Dibrom® and our Pest Strip business contributed to the year on year improvement along with an increase in year-over-year pharmaceutical sales.

Our cost of sales for the first six months of 2014 was $94,443 or 63% of net sales, compared to $112,451 or 54% of net sales for 2013. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including sub contract costs) and factory operating costs. During the six month period, our raw material costs decreased by 27%, which is broadly consistent with the reduction in our reported net sales. Our factory expenses were down by approximately 5% year-over-year as we focused on reducing costs. However, in light of higher-than-normal inventory levels for certain corn products both in the distribution channel and at the Company, we made the decision to reduce output and, by implication, manufacturing activity. With materially lower plant activity and slightly lower plant costs, we incurred an increase in unabsorbed factory expenses as compared to the comparable quarter. In fact, approximately one quarter of the reduction in gross profit is attributed to increased unabsorbed factory expenses. This translates to an 8% drop in gross margin for the six month period. The balance arose from proportionately increased international sales which attracts lower gross profit levels and to a lesser extent from the change in product mix in our U.S. markets as compared to the same period of the prior year. As a result, our gross profit ended at 37% of sales, as compared to 46% in the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $6,518 to $50,280 for the six months ended June 30, 2014, as compared to the same period in 2013. The differences in operating expenses by department are as follows:

	2014	2013	Change
Selling	$16,976	$15,682	$1,294
General and administrative	12,542	20,171	(7,629)
Research, product development and regulatory	9,773	9,612	161
Freight, delivery and warehousing	10,989	11,333	(344)

	$50,280	$56,798	$(6,518)

•	Selling expenses for the period increased by about 8% over the comparable period. The main drivers for increased overall expenses were costs associated with our expanded domestic and international sales and marketing team, increased advertising and promotional activities driving our brands.

•	General and administrative expenses decreased by about 38% over the same period of 2013. The main drivers are reduced incentive compensation offset somewhat by increased costs related to the continual development of our support organization, reduced legal bills related to a data compensation matter that concluded last year and lower expenses related to consulting costs incurred in the prior year, as we established our international structure.

•	Research, product development costs and regulatory expenses were essentially flat, with reduced expenditures in product defense offset by increased costs incurred in our formulation chemistry activities and business development initiatives.

•	Freight, delivery and warehousing costs for the six months ended June 30, 2014 were $10,989 or 7.4% of sales as compared to $11,333 or 5.4% of sales for the same period in 2013. This reflects reduced sales overall, with a higher proportion of higher cost international shipments. We are also incurring higher overall costs associated with elevated levels of inventory.

Interest costs, net of capitalized interest, were $1,457 in the six months of 2014 as compared to $1,023 in the same period of 2013. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$—	$—	—	$47,023	$880	3.7%
Working capital revolver	93,728	1,173	2.5%	16,956	189	2.2%

Average	93,728	1,173	2.5%	63,979	1,069	3.3%

Other notes payable	178	3	3.4%	327	4	2.4%
Interest income	—	(3)	—	—	—	—
Capitalized interest	—	(31)	—	—	(225)	—
Amortization of deferred loan fees	—	117	—	—	70	—
Amortization of other deferred liabilities	—	174	—	—	86	—
Other interest expense	—	24	—	—	19	—

Adjusted average indebtedness	$93,906	$1,457	3.1%	$64,306	$1,023	3.2%

The Company’s average overall debt for the six months ended June 30, 2014 was $93,906 as compared to $64,306 for the six months ended June 30, 2013. During the period, we increased our usage of revolving debt to fund elevated levels of working capital as demand has been slower than anticipated, and as a result, the inventory overhang continues to drive working capital. As can be seen from the table above, our effective bank interest rate was 2.5% for the six months ended June 30, 2014 as compared to 3.3% for the same period in 2013. This is driven by the new credit facility agreement and the reduced proportion of our debt covered by the interest rate swap contract.

Income tax expense decreased by $12,085 to end at $856 for the six months ended June 30, 2014 as compared to $12,941 for the comparable period in 2013. The effective tax rate for the period was 27% as compared to 34% in the same period of the prior year. The decrease in the effective tax rate is primarily due to lower projections of the Company’s forecasted domestic earnings.

The effective tax rate for the six months ended June 30, 2014 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the six months ended June 30, 2014, we recognized a loss of $396 on our investment in TyraTech. No income or loss was recognized during the six months ended June 30, 2013. The loss is exclusive of a gain of $256 related to the sale by TyraTech of additional stock.

Non-controlling interest for the six months ended June 30, 2014 increased to $328 as compared to $216 for the six months ended June 30, 2013. Non-controlling interest represents the share of net loss that is attributable to TyraTech, the minority shareholder, of our majority owned subsidiary, Envance.

Our overall net income for the first six months of 2014 was $2,304 or $0.08 per diluted share ($0.08 per share—basic) as compared to $25,301 or $0.88 per diluted share ($0.89 per share—basic) in the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $29,059 of cash in operating activities during the six months ended June 30, 2014. This compared with generating $20,045 in the same period of last year. Net income of $1,976, the sum of non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities equaled $11,198 and stock based compensation expense and other non-cash items of $1,684 provided a net cash inflow $14,858 compared to $36,124 for the same period last year.

During the six months ended June 30, 2014, the Company has recorded significantly lower sales in its key corn soil insecticides and herbicides, in comparison to the same period of the prior year. Our receivables ended the quarter slightly higher than at the end of the second quarter of the prior year. In 2014 we have a slightly higher proportion of international receivable accounts having repayment terms that are, on average, longer than our domestic terms.

Our inventories have increased $35,410 during the six month period due to slow sales, the arrival of long lead time raw material supplies, offset by reduced factory output. As of the balance sheet date, June 30, 2014, we believe our inventories are valued at lower of cost or market.

During the six months ended June 30, 2014, deferred revenues reduced by $2,276, as compared to $20,149 for the same period of the prior year. The scale of the reduction reflects the amount of early payments made by customers during the fourth quarter of both 2013 and 2012.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the six months ended June 30, 2014, the Company made accruals in the amount of $30,355. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. However, there are some programs that are paid more frequently or that have different settlement dates that reflect particular growing seasons. During the first six months of 2014, the Company made payments in the amount of $9,626. Payments are not generally significant in the second and third quarters of each financial year. During the six months ended June 30, 2013, the Company accrued $65,842 and made payments in the amount of $9,669.

Finally, our prepaid and other assets increased by $5,069 as annual contracts are paid at the beginning of the year. Furthermore, accounts payable decreased by $16,521 as purchases continue to decrease in response to actions to reduce our inventory.

The Company is working to manage its capital spending very closely during this slow trading period and utilized $3,954 during the six months ended June 30, 2014, compared to utilizing $8,360 during the same period of 2013. This is primarily driven by capital spending in our factories. During the six months ended June 30, 2013, the Company made a $3,687 investment in TyraTech Inc. There was no similar investment made in 2014.

Financing activities provided $30,432 during the six months ended June 30, 2014, compared to utilizing $14,034 in the same period of the prior year. This included significant draws of $34,450 against our senior credit facility. During the period we have made immaterial scheduled deferred payments related to product acquisitions. Further, the Company made dividend payments in the amount of $2,836 and, during the first three months of 2014, utilized $1,531 repurchasing shares of our common stock in accordance with our repurchase policy aimed at offsetting dilution caused by incentive compensation. This repurchase activity has been temporarily placed on hold as the Company seeks to control cash flow. Finally, the Company received $1,458 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits of $262) as compared to $584 for the same period of last year.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the balance sheets at June 30, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	June 30, 2014			December 31, 2013
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$86,000	$—	$86,000	$51,550	$—	$51,550
Notes payable	91	70	161	126	69	195

Total Indebtedness	$86,091	$70	$86,161	$51,676	$69	$51,745

The Company has three key covenants under its senior credit facility. The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, and (3) maintain a certain consolidated fixed charge coverage ratio. As of June 30, 2014, the Company was in compliance with all covenants. On July 18, 2014, the senior credit facility agreement was amended. See Note 18 of the Notes to Condensed Consolidated Financial Statements.

At June 30, 2014, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $64,057.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income (OCI). Specifically, (1) disclosure is required of the changes in components of accumulated OCI, (2) disclosure is required of the effects on individual line items in net income for each item of accumulated OCI that is reclassified in its entirety to net income, and (3) cross references are required to other disclosures that provide additional details for OCI items that are not reclassified in their entirety to net income. The requirements of ASU 2013-02 apply to all entities (i.e., both public and nonpublic) that report items of OCI in any period presented. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard effective January 1, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the AVD published financial statements. In the Company’s condensed consolidated Form 10-K for the financial year ended December 31, 2013, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. All the policies listed in the Company’s Form 10-K for the year ended December 31, 2013 remain valid and are hereby incorporated by reference.

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

As of June 30, 2014, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in its filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2014, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended March 31, 2014.

A. DBCP Cases—Delaware

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder has been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. Except for the cases described below, there have been no material developments in these matters since the filing of the Company’s Form 10-Q for the period ended March 30, 2014.

In what has been designated as the remaining Hendler-Delaware cases (involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of about 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama – more fully described in the Company’s Form 10-K for the period ended December 31, 2013), on May 27, 2014, the district court granted defendant Dole’s motion to dismiss the matter without prejudice on the grounds that the applicable statutes of limitation had expired. In reaching its finding, the court noted that while the Delaware Supreme Court in Blanco had established that Delaware now recognizes the concept of cross-jurisdictional tolling, the factual question as to the tolling of the statute had not been decided by the Blanco court. The court in the Hendler – Delaware cases found that, in fact, the applicable statute of limitations had stopped in 1995. The court left open the possibility that plaintiffs could bring forward evidence that they did not know of their injuries and the causes thereof until a later date, but went on to note that such a showing might be difficult given that many of the symptoms identified by plaintiffs (e.g., vision loss, skin conditions and gastrointestinal problems) are of an obvious nature.

B. Other Matters

AMVAC has been named as one of 46 defendants in an action entitled Mark Spence v. A.W. Chesterton Company et al. which was filed on June 16, 2014 with the Circuit Court of Cook County, Illinois as case number 2014L006394 in which plaintiff alleges to have developed mesothelioma from exposure to asbestos-containing products while working as a construction and lawn care laborer in Illinois over the period 1968 to 1990. Among a laundry list of pipe covers, gaskets, roof shingles and construction materials, plaintiff alleges that he was also exposed to unnamed products of AMVAC including “asbestos contaminated fertilizers, herbicides and other horticultural products.” The company is unaware of having ever sold any product or packaging that incorporated asbestos and believes that this claim has no merit. We plan to defend the matter vigorously. The company believes that a loss is neither probable nor reasonably estimable and has not established a loss contingency for the matter.

The balance sheet at June 30, 2014 includes loss contingencies relating to certain legal proceedings more fully described in Item 3 of the Company’s Form 10-K for the period ended December 31, 2013 (the 2013 10-K). To the extent that there has been no material change in any such proceeding or in the contingency related thereto since the filing of the 2013 10-K, no additional disclosure about such matter is included in this Form 10-Q.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in AVD’s Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 28, 2014. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors other than as follows:

Higher than normal levels of inventory may lead to continued, decreased profitability. The Company manufactures more than half of its products, including the majority of its corn soil insecticides which, in years of strong financial performance, have comprised a significant portion of our consolidated net sales. Reduced use of the Company’s corn products in 2013 and reduced sales of those products in 2014 have led to higher-than-normal inventory levels at the Company. In the interest of reducing excess inventory, the Company has decreased manufacturing activity at its facilities; this has had the effect of decreasing the Company’s absorbed manufacturing costs and thereby the Company’s profitability. If demand for these products does not increase, then the attendant under absorption of manufacturing costs will continue to affect the Company’s profitability adversely. There is no guarantee that the Company will be able to reduce its inventory levels materially, increase plant activity or return to greater profitability.

Corn commodity prices may affect the Company’s financial performance. The Company’s corn products are an important element of its overall financial performance. To the extent that corn commodity prices decline and/or the ratio of other crop prices (such as soybeans) to corn prices increases, growers may either cut back on crop inputs, plant less corn, plant other crops in lieu of corn or plant nothing. Any one or all of these decisions may have the effect of reducing the sales of the Company’s corn products and, consequently, its financial performance.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Form of AVD Amended and Restated Stock Incentive Plan Performance-Based Restricted Stock Units Awards Agreement dated May 23, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from AVD’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: July 31, 2014	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: July 31, 2014	By:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer