Form 10-Q
period 2014-09-30
AMERICAN VANGUARD CORP
filed 2014-10-31
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Common Stock, $.10 Par Value—29,109,085 shares as of October 24, 2014.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2014	2013	2014	2013
Net sales	$71,635	$97,201	$221,043	$305,499
Cost of sales	43,342	54,042	137,785	166,493

Gross profit	28,293	43,159	83,258	139,006
Operating expenses	26,669	28,025	76,949	84,823

Operating income	1,624	15,134	6,309	54,183
Interest expense	804	464	2,292	1,712
Less interest capitalized	(25)	(20)	(56)	(245)

Income before income taxes and loss on equity investment	845	14,690	4,073	52,716
Income taxes expense	—	5,559	856	18,500

Income before loss on equity investment	845	9,131	3,217	34,216
Deduct net loss from equity method investment	(237)	(386)	(633)	(386)

Net income	608	8,745	2,584	33,830
Add back net loss attributable to non-controlling interest	124	125	452	341

Net income attributable to American Vanguard	732	8,870	3,036	34,171
Change in fair value of interest rate swaps	145	133	426	485
Foreign currency translation adjustment	(491)	(126)	(348)	(195)

Comprehensive income	$386	$8,877	$3,114	$34,461

Earnings per common share—basic	$0.03	$0.31	$0.11	$1.21

Earnings per common share—assuming dilution	$0.03	$0.31	$0.11	$1.18

Weighted average shares outstanding—basic	28,466	28,322	28,422	28,295

Weighted average shares outstanding—assuming dilution	28,797	28,889	28,888	28,890

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Sept. 30, 2014	Dec. 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,045	$6,680
Receivables:
Trade, net of allowance for doubtful accounts of $434 and $392, respectively	89,287	74,060
Other	2,660	892

Total receivables	91,947	74,952
Inventories	171,520	139,830
Prepaid expenses	14,086	11,435
Income taxes receivable	2,414	10,088
Deferred income tax assets	6,521	6,521

Total current assets	291,533	249,506
Property, plant and equipment, net	51,214	52,468
Intangible assets, net of applicable amortization	102,192	107,007
Other assets	37,037	38,462

	$481,976	$447,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$71	$69
Current installments of other liabilities	1,397	2,132
Accounts payable	17,935	40,702
Deferred revenue	1,019	3,788
Accrued program costs	72,790	53,630
Accrued expenses and other payables	7,412	10,178

Total current liabilities	100,624	110,499
Long-term debt, excluding current installments	95,073	51,676
Other liabilities, excluding current installments	3,380	4,143
Deferred income tax liabilities	23,002	23,330

Total liabilities	222,079	189,648

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,554,063 shares at September 30, 2014 and 31,092,782 shares at December 31, 2013	3,156	3,109
Additional paid-in capital	65,038	60,160
Accumulated other comprehensive loss	(970)	(1,048)
Retained earnings	201,252	202,470

	268,476	264,691
Less treasury stock, at cost, 2,450,634 shares at September 30, 2014 and 2,380,634 shares at December 31, 2013	(8,269)	(6,738)

American Vanguard Corporation stockholders’ equity	260,207	257,953
Non-controlling interest	(310)	(158)

Total stockholders’ equity	259,897	257,795

	$481,976	$447,443

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

For The Three Months Ended March 31, 2014, June 30, 2014, and September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance, December 31, 2013	31,092,782	$3,109	$60,160	$202,470	$(1,048)	$(158)	2,380,634	$(6,738)	$257,795
Stocks issued under ESPP	16,446	2	391	—	—	—	—	—	393
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,417)	—	—	—	—	(1,417)
Foreign currency translation adjustment, net	—	—	—	—	51	—	—	—	51
Stock based compensation	—	—	768	—	—	—	—	—	768
Change in fair value of interest rate swaps	—	—	—	—	136	—	—	—	136
Stock options exercised and grants of restricted stock units	81,678	8	617	—	—	—	—	—	625
Excess tax benefits from share based payment arrangements	—	—	235	—	—	—	—	—	235
Shares repurchased	—	—	—	—	—	—	70,000	(1,531)	(1,531)
Net income (loss)	—	—	—	2,159	—	(154)	—	—	2,005

Balance, March 31, 2014	31,190,906	$3,119	$62,171	$203,212	$(861)	$(312)	2,450,634	$(8,269)	$259,060
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,420)	—	—	—	—	(1,420)
Foreign currency translation adjustment, net	—	—	—	—	92	—	—	—	92
Stock based compensation	—	—	1,038	—	—	—	—	—	1,038
Change in fair value of interest rate swaps	—	—	—	—	145	—	—	—	145
Stock options exercised and grants of restricted stock units	337,494	34	144	—	—	—	—	—	178
Excess tax benefits from share based payment arrangements	—	—	27	—	—	—	—	—	27
Net income (loss)	—	—	—	145	—	(174)	—	—	(29)

Balance, June 30, 2014	31,528,400	$3,153	$63,380	$201,937	$(624)	$(486)	2,450,634	$(8,269)	$259,091
Stocks issued under ESPP	30,767	4	409	—	—	—	—	—	413
Cash dividends on common stock ($0.05 per share)	—	—	—	(1,417)	—	—	—	—	(1,417)
Foreign currency translation adjustment, net	—	—	—	—	(491)	—	—	—	(491)
Stock based compensation	—	—	1,240	—	—	—	—	—	1,240
Change in fair value of interest rate swaps	—	—	—	—	145	—	—	—	145
Stock options exercised and grants of restricted stock units	(5,104)	(1)	8	—	—	—	—	—	7
Excess tax benefits from share based payment arrangements	—	—	1	—	—	—	—	—	1
Non-controlling interest contribution	—	—	—	—	—	300	—	—	300
Net income (loss)	—	—	—	732	—	(124)	—	—	608

Balance, September 30, 2014	31,554,063	$3,156	$65,038	$201,252	$(970)	$(310)	2,450,634	$(8,269)	$259,897

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Increase (decrease) in cash	2014	2013
Cash flows from operating activities:
Net income	$2,584	$33,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed and intangible assets	11,996	11,183
Amortization of other long term assets	4,332	2,976
Amortization of discounted liabilities	249	130
Stock-based compensation	3,046	2,895
Tax benefit from exercise of stock options	(263)	(57)
Loss from equity method investment	633	386
Gain on dilution of equity method investment	(954)	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(16,995)	(34,304)
Increase in inventories	(31,690)	(39,221)
Increase in prepaid expenses and other assets	(5,237)	(14,564)
Decrease (increase) in income tax receivable	7,937	(520)
Decrease in deferred tax	(328)	—
(Decrease) increase in accounts payable	(22,341)	412
Decrease in deferred revenue	(2,769)	(20,034)
Increase in other payables and accrued expenses	15,964	64,088

Net cash (used in) provided by operating activities	(33,836)	7,200

Cash flows from investing activities:
Capital expenditures	(5,947)	(12,290)
Investment	—	(3,687)

Net cash used in investing activities	(5,947)	(15,977)

Cash flows from financing activities:
Net borrowings under line of credit agreement	43,450	38,750
Payments on long-term debt	—	(46,000)
Payments on other long-term liabilities	(1,371)	(1,415)
Tax benefit from exercise of stock options	263	57
Decrease in other notes payable	—	(6,154)
Repurchases of common stock	(1,531)	—
Non-controlling interest contribution	300	—
Payment of cash dividends	(4,251)	(3,390)
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	1,616	929

Net cash provided by (used in) financing activities	38,476	(17,223)

Net decrease in cash and cash equivalents	(1,307)	(26,000)
Cash and cash equivalents as of the beginning of the period	6,680	38,476
Effect of exchange rate changes on cash and cash equivalents	(328)	(151)

Cash and cash equivalents as of the end of the period	$5,045	$12,325

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Property, plant and equipment at September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
Land	$2,458	$2,458
Buildings and improvements	14,356	14,167
Machinery and equipment	106,559	94,184
Office furniture, fixtures and equipment	4,844	9,717
Automotive equipment	375	278
Construction in progress	3,624	10,615

	132,216	131,419
Less accumulated depreciation	(81,002)	(78,951)

	$51,214	$52,468

During the three months ended September 30, 2014, the Company eliminated from assets and accumulated depreciation $5,150 of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2014	December 31, 2013
Finished products	$148,927	$126,872
Raw materials	22,593	12,958

	$171,520	$139,830

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable product. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales:
Insecticides	$24,626	$49,539	$105,587	$167,624
Herbicides/soil fumigants/fungicides	29,363	28,880	66,220	86,565
Other, including plant growth regulators	10,711	9,189	23,447	26,108

	64,700	87,608	195,254	280,297
Non-crop	6,935	9,593	25,789	25,202

	$71,635	$97,201	$221,043	$305,499

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales:
US	$54,552	$79,425	$162,602	$250,367
International	17,083	17,776	58,441	55,132

	$71,635	$97,201	$221,043	$305,499

5. Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator-driven payments made to distributors, retailers or growers primarily at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

6. The Company has issued the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
September 19, 2014	October 22, 2014	October 8, 2014	$0.05	$1,417
June 9, 2014	July 17, 2014	July 3, 2014	$0.05	$1,420
March 10, 2014	April 18, 2014	April 4, 2014	$0.05	$1,417

Total			$0.15	$4,254

September 9, 2013	October 18, 2013	October 4, 2013	$0.05	$1,415
June 10, 2013	July 19, 2013	July 5, 2013	$0.05	$1,414
March 11, 2013	April 19, 2013	April 5, 2013	$0.07	$1,976

Total			$0.17	$4,805

The Company announced the decision to begin making quarterly dividend payments on June 10, 2013. Previously, the Company made semi-annual dividend payments.

7. ASC260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of our condensed consolidated statements of operations and comprehensive income. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Numerator:
Net income attributable to AVD	$732	$8,870	$3,036	$34,171

Denominator:
Weighted average shares outstanding-basic	28,466	28,322	28,422	28,295
Dilutive effect of stock options and grants	331	567	466	595

	28,797	28,889	28,888	28,890

The Company excluded 1,207 stock options from the computation of diluted earnings per share for the three months ended September 30, 2014 and 6,183 stock options from the computation of diluted earnings per share for the nine months ended September 30, 2014, because they are anti-dilutive. For the three and nine months ended September 30, 2013, no options were excluded from the computation.

8. The Company has a revolving line of credit and a note payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	September 30, 2014			December 31, 2013
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Revolving line of credit	$95,000	$—	$95,000	$51,550	$—	$51,550
Notes payable	73	71	144	126	69	195

Total indebtedness	$95,073	$71	$95,144	$51,676	$69	$51,745

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

On July 18, 2014, AMVAC, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. Under the First Amendment, the Consolidated Funded Debt Ratio was increased for the third and fourth quarters of 2014 and the first quarter of 2015, and, further, borrowers are permitted to pay cash dividends to shareholders during the first and second quarters of 2015 notwithstanding prior net income levels.

At September 30, 2014, the Company had in place one interest rate swap contract with a notional amount of $31,125 that is accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Losses in other comprehensive income expected to be reclassified to earnings in the coming 12 months are $87. Amounts recorded in earnings for hedge ineffectiveness for the period ending September 30, 2014 were immaterial.

The Company uses a pay fixed, receive 1 Month LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. At September 30, 2014 and 2013, the Company had in place an interest rate swap, the use of which results in a fixed interest rate of 3.39% for the portion of variable rate debt that is covered by the interest rate swap contract. The current interest rate swap contract was put in place on March 30, 2011 and terminates on December 31, 2014.

The following tables illustrate the impact of derivatives on the Company’s statements of operations and comprehensive income for the three months and nine months ended September 30, 2014.

For the three months ended September 30, 2014 and 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$(1)	$(43)	Interest Expense	$(146)	$(176)	Interest Expense	$—	$—

Total	$(1)	$(43)		$(146)	$(176)		$—	$—

For the nine months ended September 30, 2014 and 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013		2014	2013		2014	2013
Interest rate contracts	$(32)	$(59)	Interest Expense	$(459)	$(543)	Interest Expense	$(0)	$(1)

Total	$(32)	$(59)		$(459)	$(543)		$(0)	$(1)

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of September 30, 2014, the Company met all covenants in that credit facility.

At September 30, 2014, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $51,156 under the credit facility agreement.

The counterparty to the Company’s interest rate derivative financial instrument is Bank of the West, the Company’s primary bank. Pledged cash collateral is not required under the interest rate swap contract. At September 30, 2014, the Company did not hold any other derivative financial instruments. As a result, there occurs no offsetting of derivative liabilities in the Company’s condensed consolidated financial statements. The gross amount of derivative liabilities is equal to the net amount recognized in current installments of other liabilities in the condensed consolidated balance sheets, as shown in the below table:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty:
Bank of the West	$(138)	$—	$(138)	$—	$—	$(138)

Total	$(138)	$—	$(138)	$—	$—	$(138)

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2014 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the nine month period ended September 30, 2014, total comprehensive income consisted of net income attributable to AVD, the change in fair value of interest rate swaps and foreign currency translation adjustments.

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

Stock Options—During the nine months ended September 30, 2014, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2013	561,029	$7.76	$7.70
Options exercised, $7.50	(82,650)	7.50

Balance outstanding, March 31, 2014	478,379	$7.80	$7.74
Options exercised, $7.50	(17,500)	7.50

Balance outstanding, June 30, 2014	460,879	$7.81	$7.77
Options exercised, $7.50	(1,000)	7.50

Balance outstanding, September 30, 2014	459,879	$7.81	$7.81

Information relating to stock options at September 30, 2014 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	433,200	74	$7.50	433,200	$7.50
$11.32—$14.75	26,679	71	$12.90	26,679	$12.90

	459,879		$7.81	459,879	$7.81

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2014:
Incentive Stock Option Plans:
Outstanding	459,879	$7.81	74	$1,603
Expected to Vest	459,879	$7.81	74	$1,603
Exercisable	459,879	$7.81	74	$1,603

During the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense, excluding expense associated with modifications, related to stock options of $0 and $201, respectively.

During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense, excluding expense associated with modifications, related to stock options of $21 and $624, respectively.

As of September 30, 2014, the Company had no unamortized stock-based compensation expenses related to unvested stock options outstanding. Stock-based compensation expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2013	376,702	$24.85
Vested	(1,000)	$31.83
Forfeited	(1,840)	$24.23

Nonvested shares at March 31, 2014	373,862	$24.83
Granted	240,724	$14.81
Vested	(23,478)	$13.84

Nonvested shares at June 30, 2014	591,108	$21.19
Vested	(4,000)	$12.16
Forfeited	(6,104)	$14.92

Nonvested shares at September 30, 2014	581,004	$21.32

Restricted stock grants—During the nine months ended September 30, 2014, the Company granted a total of 240,724 shares of common stock. Of these, 23,478 shares vest immediately, and the balance will cliff vest after three years of service. The shares granted in 2014 were average fair valued at $14.81 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the nine months ended September 30, 2013, the Company granted a total of 158,614 shares of common stock. Of these, 8,230 shares vested immediately and the balance of 148,884 shares will cliff vest after three years of service. The shares granted in 2013 were average fair valued at $31.06 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense related to restricted shares of $1,139 and $856, respectively.

During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense related to restricted shares of $2,958 and $2,153, respectively.

As of September 30, 2014, the Company had approximately $6,069 of unamortized stock-based compensation expenses related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.9 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A status summary of non-vested performance based shares as of and for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2013	24,637	$28.43
Vested	—	$—
Forfeited	—	$—

Nonvested shares at March 31, 2014	24,637	$28.43
Granted	79,270	$14.23
Vested	—	$—
Forfeited	—	$—

Nonvested shares at June 30, 2014	103,907	$17.60
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested shares at September 30, 2014	103,907	$17.60

Performance Based Shares—During the nine months ended September 30, 2014, the Company granted a total of 79,270 performance based shares that will cliff vest on May 23, 2017, provided that recipient is continuously employed by the Company during the vesting period. Of these performance based shares, 80% are based upon financial performance of the Company, specifically, an earnings before interest and tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing April 1, 2014 and ending December 31, 2016; the remaining 20% of performance based shares are based upon AVD stock price appreciation (shareholder return) over the same performance measurement period. The net sales and EBIT goal measures the relative growth of the Company’s net sales and EBIT for the performance measurement period, as compared to the median growth of net sales and EBIT for an identified peer group. The shareholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

During the nine months ended September 30, 2013, the Company granted a total of 24,637 performance based shares that will cliff vest after three years of service. Of these performance based shares, 80% are based upon net sales and net income for the period commencing April 1, 2013 and ending December 31, 2015; the remaining 20% of performance based shares are based upon AVD stock price appreciation over the course of the period commencing June 6, 2013 and ending on December 31, 2015. Both parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

The performance based shares related to net sales and EBIT were average fair valued at $14.92 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to AVD stock price were average fair valued at $12.85 per share. The fair value was determined by using the Monte Carlo valuation method. The Company is recognizing as expense the value of these shares over the required service period of three years.

During the three months ended September 30, 2014, the Company recognized stock-based compensation expense related to performance based shares of $101. During the three months ended September 30, 2013, the Company recognized stock-based compensation expense related to performance based shares of $92.

During the nine months ended September 30, 2014, the Company recognized stock-based compensation expense related to performance based shares of $67. During the nine months ended September 30, 2013, the Company recognized stock-based compensation expense related to performance based shares of $118.

As of September 30, 2014, the Company had approximately $1,404 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.4 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments during the three month period ended September 30, 2014.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. Except for the cases described below, there have been no material developments in these matters since the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

In what has been designated as the remaining Hendler-Delaware cases (involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of about 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama – more fully described in the Company’s Form 10-K for the period ended December 31, 2013), on May 27, 2014, the district court granted defendant Dole’s motion to dismiss the matter without prejudice on the grounds that the applicable statutes of limitation had expired. Then, on August 5, 2014, the parties stipulated to summary judgment in favor of all defendants (on the same grounds as the earlier motion) and the court entered final judgment in the matter. On October 21, 2014 plaintiffs filed an appeal with the U.S. District Court of Appeals. The Company plans to oppose the appeal.

Further, in Chaverri, the one Hendler-Delaware case that was filed with the Superior Court of the State of Delaware (as opposed to the United States District Court in Delaware), on October 20, 2014, the Supreme Court of the State of Delaware issued an order affirming the lower court’s dismissal of the action based upon passage of the statute of limitations.

Also, in Blanco (Delaware state court matter involving one plaintiff who worked at a plantation in Costa Rica), in response to a motion for summary judgment filed by the Dole defendants on September 27, 2014 (based on expiration of the statute of limitations and inability to prove causation), on October 6, 2014, plaintiff agreed to dismiss the matter in its entirety with prejudice.

B. Other Matters

In Mark Spence v. A.W. Chesterton Company et al. (an asbestos exposure matter in an Illinois state court in which 46 defendants, including the Company, are named), after being informed that the Company has never used asbestos in either its products or packaging, plaintiff dismissed the matter without prejudice on September 22, 2014. Thus, this matter is now concluded.

13. Recently Issued Accounting Guidance—In August 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligation as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter.

In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or its impact on our consolidated financial statements.

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

The Company’s cash flow hedge related to a variable debt instrument is measured at fair value on a recurring basis, and the balances as of September 30, 2014 and December 31, 2013 (which are included in other liabilities in the condensed consolidated balance sheets) were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
As of September 30, 2014:
Liability:
Interest rate derivative financial instruments (1)	$—	$138	$—

As of December 31, 2013:
Liability:
Interest rate derivative financial instruments (1)	$—	$564	$—

(1)	Includes accrued interest expense

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

15. Accumulated Other Comprehensive Loss—

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive loss:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2013	$(340)	$(708)	$(1,048)
Other comprehensive loss before reclassifications	(23)	51	28
Amounts reclassified from AOCI	159	—	159

Balance, March 31, 2014	$(204)	$(657)	$(861)
Other comprehensive loss before reclassifications	(8)	92	84
Amounts reclassified from AOCI	153	—	153

Balance, June 30, 2014	$(59)	$(565)	$(624)
Other comprehensive loss before reclassifications	—	(491)	(491)
Amounts reclassified from AOCI	145	—	145

Balance, September 30, 2014	$86	$(1,056)	$(970)

16. On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, to acquire an ownership position of approximately 29.27%. In February 2014, TyraTech issued 37,391,763 shares, raising approximately £1.87 ($3.1) million and issued 50,000,000 shares in July 2014 raising approximately £3.5 ($5.9) million. Due to the share issuance in both periods, the Company recognized a $954 gain from the dilution of the Company’s ownership position. Following the issuances of these new shares, as of September 30, 2014, the Company’s ownership position in TyraTech was approximately 19.28%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the nine months ended September 30, 2014, the Company recognized an operating loss of $633 ($237 for the three months ended September 30, 2014) as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At September 30, 2014, the carrying value of the Company’s investment in TyraTech was $3,022, and the quoted market value of its shareholding was $6,321 based on the London Stock Exchange, Alternative Investment Market (“AIM”).

17. Income Taxes—Income tax expense was $856 for the nine months ended September 30, 2014 as compared to $18,500 for the nine months ended September 30, 2013. The effective tax rate was 21% in 2014 and 35% in 2013. There is no income tax for the three months ended September 30, 2014, and an income tax expense of $5,559 for the three months ended September 30, 2013.

The effective tax rate for the three months ended September 30, 2014 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

18. Subsequent event—October 1, 2014, the Company exercised warrants in the amount of $500 and purchased 6,155,000 shares in TyraTech. As a result of the exercise, the Company ownership in TyraTech changed to 21.18%.

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

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2014	2013	Change
Net sales:
Insecticides	$24,626	$49,539	$(24,913)
Herbicides/soil fumigants/fungicides	29,363	28,880	483
Other, including plant growth regulators	10,711	9,189	1,522

Total crop	64,700	87,608	(22,908)
Non-crop	6,935	9,593	(2,658)

	$71,635	$97,201	$(25,566)

Cost of sales:
Insecticides	$14,466	$28,700	$(14,234)
Herbicides/soil fumigants/fungicides	17,084	15,742	1,342
Other, including plant growth regulators	7,375	4,715	2,660

Total crop	38,925	49,157	(10,232)
Non-crop	4,417	4,885	(468)

	$43,342	$54,042	$(10,700)

Gross margin:
Insecticides	$10,160	$20,839	$(10,679)
Herbicides/soil fumigants/fungicides	12,279	13,138	(859)
Other, including plant growth regulators	3,336	4,474	(1,138)

Gross margin crop	25,775	38,451	(12,676)
Gross margin non-crop	2,518	4,708	(2,190)

	$28,293	$43,159	$(14,866)

Gross margin crop	40%	44%
Gross margin non-crop	36%	49%
Total gross margin	40%	44%

	2014	2013	Change
Net sales:
US	$54,552	$79,425	$(24,873)
International	17,083	17,776	(693)

	$71,635	$97,201	$(25,566)

Our overall financial performance including net sales and net income for the quarter ended September 30, 2014 declined as compared to the same period in 2013. Our net sales for the period were down 26% to $71,635 compared to $97,201 for the third quarter of 2013. Further, net income attributable to American Vanguard was down to $732 as compared to $8,870 for the same period in 2013. Net sales for our Crop products were down by approximately 26%, while net sales for Non-Crop products were down by about 28% for the comparable period. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Overall sales performance declined in the current quarter, primarily resulting from reduced purchases of the Company’s granular soil insecticides. As has been noted in previous filings, inclement Midwest weather, during the spring planting season of 2013, resulted in reduced use of these products in the U.S. corn market. Nevertheless, our customers continued to purchase these soil insecticides through the third quarter of 2013, before realizing the extent of excess inventory accumulating throughout the distribution channel. Thereafter, beginning in the fourth quarter of 2013 and continuing through the first three quarters of 2014, restocking orders have been down sharply, as carryover inventories in the distribution channel continue to be reduced. Quarterly sales in both our Herbicide and Other product categories were higher than the prior year period as detailed below.

Net sales of our insecticides as a group were down about 50% during the third quarter of 2014. Within these products, net sales of our granular soil insecticide products (“GSIs”) were down approximately 47% as compared to the same period of the prior year due largely to lower sales of our Force®SmartBox and Aztec® products. Sales of non-corn insecticide products Thimet®, Nemacur®, and Bidrin® also posted a lower quarterly performance. Most of the remaining products in this category had fairly similar year-over-year sales performance.

Within the group of herbicides/fungicides/fumigants, net sales for the third quarter of 2014 increased by approximately 2% to $29,363 from $28,880, during the comparable period of 2013. Net sales of our herbicide products were down overall with somewhat lower sales of our post-emergent corn herbicide Impact® offset by higher sales of Dacthal®. We saw small increases in net sales of our soil fumigants and our fungicides during the period.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales increased by about 16% as compared to those in the third quarter of 2013. This increase was driven by higher sales of our cotton harvest defoliant Folex®. Increased U.S. cotton acreage in 2014 and favorable autumn harvest weather facilitated this improvement. Increased sales of Folex was somewhat offset by slight decline in granules and toll manufacturing.

Our non-crop sales ended the third quarter of 2014 at $6,935 as compared to $9,593 for the same period of the prior year. This change was due largely to reduced sales of our mosquito control adulticide Dibrom® due to lack of Gulf Coast hurricane activity, partially offset by improvement in year-over-year sales of our Pest Strip products for commercial pest control and the Envance products for consumer pest control. As mentioned above, limited hurricane activity along the U.S. Gulf Coast region dampened seasonal demand for Dibrom. Finally, our PCNB fungicide sales improved slightly from the prior year’s third quarter as this product continues its gradual sales/market share recovery from a stop sale order in 2011.

Our cost of sales for the third quarter of 2014 was $42,342 or 60% of net sales. This compared to $54,042 or 56% of net sales for 2013. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including subcontract costs) and factory operating costs. During the quarter, our raw material costs decreased by 26%, which was consistent with the reduction in sales. Our factory expenses were down by approximately 8% year-over-year, as we focused on reducing costs. However, in light of higher-than-normal inventory levels for certain corn products both in the distribution channel and at the Company, we made the decision to reduce output resulting in reduced manufacturing activity. With materially lower plant activity and slightly lower plant costs, we incurred an increase in unabsorbed factory expenses as compared to the comparable quarter.

For the three month period ended September 30, 2014, gross profit declined by $14,866 to end at $28,293, as compared to gross profit for the same period of the prior year. That reduction resulted from lower sales and increased unabsorbed factory costs. Lower sales accounted for 84% of the decline, and increased unabsorbed factory costs accounted for the balance.

Gross margin percentage for the third quarter of 2014 declined by 4% and ended at 40%, as compared to 44% for the same period of the prior year. The percentage margin is unaffected by lower sales volume and is driven by a combination of product net selling prices, changes in product mix as well as increases in manufacturing costs related to unabsorbed factory fixed costs. Unabsorbed factory costs accounted for three quarters of the margin percent decline, with the balance due to the net selling price and mix of product sold.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $1,356 to $26,669 for the three months ended September 30, 2014 as compared to the same period in 2013. The differences in operating expenses by department are as follows:

	2014	2013	Change
Selling	$7,067	$7,419	$(352)
General and administrative	6,656	7,576	(920)
Research, product development and regulatory	5,200	5,102	98
Freight, delivery and warehousing	7,746	7,928	(182)

	$26,669	$28,025	$(1,356)

•	Selling expenses decreased by approximately 5% over the comparable quarter of the prior year. The main driver for the decrease is cost control across a range of expenses including reduced travel and costs incurred operating our foreign subsidiaries.

•	General and administrative expenses decreased by about 12% quarter over quarter. The main drivers for the decrease are primarily due to reduced incentive compensation, lower legal costs and the recognition of other income in the dilution of our investment in TyraTech.

•	Research, product development costs and regulatory expenses increased by about 2% over the comparable three month period. This is as a result of our continuing drive to build our business through product innovation.

•	Freight, delivery and warehousing costs decreased by about 2%, driven primarily as a result of lower sales, offset by strong domestic sales of our high volume fumigants products and continued growth of our international business. As a percentage of sales, freight ended at 10.8% of sales for the three months ended September 30, 2014 as compared to 8.1% for the same period of the prior year.

We continue to review operating costs and will make reductions in expenses as appropriate.

Interest costs net of capitalized interest, were $779 in the three months to September 30, 2014 as compared to $444 in the same period of 2013. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2014			Q3 2013
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Working capital revolver	94,935	613	2.6%	40,728	355	3.5%
Other notes payable	152	1	0.0%	224	2	3.3%
Capitalized interest	—	(25)	—	—	(20)	—
Amortization of deferred loan fees	—	106	—	—	55	—
Amortization of other deferred liabilities	—	74	—	—	44	—
Other interest expense	—	10	—	—	8	—

Adjusted average indebtedness	$95,087	$779	3.3%	$40,952	$444	4.4%

The Company’s average overall debt for the three months ended September 30, 2014 was $95,087 as compared to $40,952 for the three months ended September 30, 2013. Furthermore, during the three months to September 30, 2014, we incurred non-cash costs related to amortization of discounting for deferred payments and other interest expense, net of capitalized interest, in the amount of $166 as compared to $89 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 2.6% for the period to September 30, 2014, as compared to 3.5% for the same period of the prior year. Our overall effective interest rate was 3.3% for the three months ended September 30, 2014, as compared to 4.4% at September 30, 2013.

Income tax expense has reduced by $5,559 to end at $0 for the three months ended September 30, 2014 as compared to $5,559 for the comparable period in 2013. The effective tax rate for the quarter was 0.0% as compared to 37.8% in the same period of the prior year. The decrease in the rate is primarily driven by the ratio of projected domestic sourced income in relation to foreign sourced income and a $328 discrete item related to the release of an income tax reserve in the current quater. The release of the income tax reserve resulted from the lapse of a statute for a tax year in which the Company is no longer subject to examination. The tax rate is based on management’s estimate of the full year income tax rate and is subject to ongoing review and revision.

Our overall net income for the three months ended September 30, 2014 decreased to $732 or $0.03 per diluted share as compared to $8,870 or $0.31 per diluted share in the same quarter of 2013.

Nine Months Ended September 30:

	2014	2013	Change
Net sales:
Insecticides	$105,587	$167,624	$(62,037)
Herbicides/soil fumigants/fungicides	66,220	86,565	(20,345)
Other, including plant growth regulators	23,447	26,108	(2,661)

Total crop	195,254	280,297	(85,043)
Non-crop	25,789	25,202	587

	$221,043	$305,499	$(84,456)

Cost of goods sold:
Insecticides	$66,117	$94,203	$(28,086)
Herbicides/soil fumigants/fungicides	39,490	45,789	(6,299)
Other, including plant growth regulators	16,899	13,097	3,802

Total crop	122,506	153,089	(30,583)
Non-crop	15,279	13,404	3,805

	$137,785	$166,493	$(28,778)

Gross margin:
Insecticides	$39,470	$73,421	$(33,951)
Herbicides/soil fumigants/fungicides	26,730	40,776	(14,046)
Other, including plant growth regulators	6,548	13,011	(6,463)

Gross margin crop	72,748	127,208	(54,460)
Gross margin non-crop	10,510	11,798	(1,288)

	$83,258	$139,006	$(55,748)

Gross margin crop	37%	45%
Gross margin non-crop	41%	47%
Total gross margin	38%	45%

	2014	2013	Change
Net sales:
US	$162,602	$250,367	$(87,765)
International	58,441	55,132	3,309

	$221,043	$305,499	$(84,456)

Overall financial performance including net sales and net income for the nine month period ended September 30, 2014 declined as compared to the same period in 2013. Net sales for the period were down approximately 28% to $221,043 compared to $305,499 for the first nine months of 2013. Further, net income attributable to American Vanguard reduced to $3,036 as compared to $34,171, for the same period in 2013. Net sales for our crop business were down by approximately 30%, while net sales for non-crop products were up by about 2% for the comparable period. A more detailed discussion of general market conditions and sales performance by category of products appears below.

As has been noted in previous filings, inclement Midwest weather, during the spring planting season of 2013, resulted in reduced use of our products in the U.S. corn market. Nevertheless, our customers continued to purchase these soil insecticides through the third quarter of 2013, before realizing the extent of excess inventory accumulating throughout the distribution channel. Thereafter, beginning in the fourth quarter of 2013 and continuing through the first three quarters of 2014, restocking orders have been down sharply, as customers continued to draw down carryover inventories. At the conclusion of the reporting period, inventory levels in the distribution channel were much closer to the historical average. In most of the other crops that we serve, such as potatoes, cotton, peanuts, sugarcane, our product sales are performing comparable to those sales in the same period of prior year. Additional details are provided below.

Net sales of our insecticides as a group were down about 37% at $105,587, during the first nine months of 2014, as compared to $167,624 during the same period of the prior year. Within these products, net sales of our granular soil insecticides (“GSIs”) were down approximately 41% from the comparable period in 2013. Most of our GSI brands contributed to this decrease. In contrast, Thimet, used in peanuts and sugarcane, saw a year-over-year sales increase; as did our Mocap and Nemacur products that are largely sold in international markets. Net sales of our non-GSI insecticides declined by approximately 11%, during the first nine months of 2014, mainly due to lower year-over-year sales of Dibrom which is used in citrus crops to effectively combat pshyllids, while most other products in the non-GSI category improved slightly.

Within the group of herbicides/fungicides/fumigants, net sales for the first three quarters of 2014 were down by 23% compared to the first nine months of 2013. This decrease was largely driven by reduced sales of our herbicide product Impact as excess inventories in the distribution channels have been worked down. We continue to experience solid demand for our soil fumigants which rose more than 5% during the first nine months of the 2014, despite some challenging Western U.S. drought conditions. Our primary fungicide PCNB, used in potatoes, continues a gradual market share recovery by posting a greater than 84% increase over prior year-to-date sales.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales decreased by about 10% as compared to those in the nine months of 2013. This results from the year-to-date sales declines in NAA and Metaldehyde products offset by gains in 2014 sales of our SmartBlock potato sprout inhibitor.

Our non-crop sales for the first nine months of 2014 were $25,789, as compared to $25,202 for the same period of the prior year. Sales of our mosquito adulticide Dibrom® are down about 25% year-to-date, due in part to lighter storm conditions in both the Mid-Atlantic and Southeast regions. Sales of our PCNB fungicide for turf applications were up 7%, as compared to the same period of the prior year, as we endeavor to recapture our turf applications market position after experiencing very limited sales in 2011 due to a temporary stop sale order.

Our cost of sales for the first nine months of 2014 was $137,785 or 62% of net sales, compared to $166,493 or 55% of net sales for 2013. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including sub contract costs) and factory operating costs. During the nine month period, our raw material costs decreased by 26%, which is broadly consistent with the reduction in our reported net sales. Our factory expenses were down by approximately 8% year-over-year, as we focused on reducing costs. However, in light of higher-than-normal inventory levels for certain corn products both in the distribution channel and at the Company, we made the decision to reduce output and, by implication, manufacturing activity. With materially lower plant activity and slightly lower plant costs, we incurred an increase in unabsorbed factory expenses as compared to the same period of the prior year.

For the nine month period ended September 30, 2014, gross profit declined by $55,748 to end at $83,258, as compared to gross profit for the same period of the prior year. That reduction resulted from lower sales and increased unabsorbed factory costs. Lower sales accounted for 79% of the decline, and increased unabsorbed factory costs accounted for the balance.

Gross margin percentage for the first nine months of 2014 declined by 7% and ended at 38%, as compared to 45% for the same period of the prior year. The percentage margin is unaffected by lower sales volume and is driven by a combination of product net selling prices, changes in product mix as well as increases in manufacturing costs related to unabsorbed factory fixed costs. Unabsorbed factory costs accounted for 6% of the margin percent decline, with the other 1% decline due to net selling price and mix of products sold.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $7,874 to $76,949 for the nine months ended September 30, 2014 as compared to the same period of 2013. The differences in operating expenses by department are as follows:

	2014	2013	Change
Selling	$24,043	$23,101	$942
General and administrative	19,198	27,747	(8,549)
Research, product development and regulatory	14,973	14,714	259
Freight, delivery and warehousing	18,735	19,261	(526)

	$76,949	$84,823	$(7,874)

•	Selling expenses for the period increased by about 4% over the comparable period. The main driver for the increase is costs associated with servicing our growing international operations, domestic field stewardship activities, and advertising and promotion costs.

•	General and administrative expenses decreased by about 31% over the same period of 2013. The main drivers for the decrease are primarily due to reduced incentive compensation, lower legal costs, recognition of other income in the dilution of our investment in TyraTech, and lower third party consulting costs associated with the creation of our international subsidiary structure in 2013.

•	Research, product development costs and regulatory expenses increased by about 2% when compared to the same period of 2013. This is as a result of increased staffing in our business development offset by timing and mix of external regulatory studies.

•	Freight, delivery and warehousing costs for the nine months ended September 30, 2014 were $18,735 or 8.4% of sales as compared to $19,261 or 6.3% of sales for the same period in 2013. As a percentage of sales, freight costs rose during the period due proportionately higher sales of products having greater costs including soil fumigants and international goods.

We continue to review operating costs and will make reduction as appropriate.

Interest costs net of capitalized interest, were $2,236 in the nine months of 2014 as compared to $1,467 in the same period of 2013. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$0	$0	0.0%	$31,177	$880	3.7%
Working capital revolver	94,135	1,786	0.0%	24,967	544	2.9%

Average	94,135	1,786	2.5%	56,144	1,424	3.4%

Other notes payable	169	4	0.0%	292	6	2.7%
Capitalized interest	—	(56)	—	—	(245)	—
Amortization of deferred loan fees	—	223	—	—	125	—
Amortization of other deferred liabilities	—	248	—	—	130	—
Other interest expense	—	31	—	—	27	—

Adjusted average indebtedness	$94,304	$2,236	2.4%	$56,436	$1,467	3.5%

The Company’s average overall debt for the nine months ended September 30, 2014 was $94,304 as compared to $56,436 for the same period of 2013. Furthermore, during the nine months ended September 30, 2014, we incurred non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $450 as compared to $43 for the same period of the prior year. As can be seen from the table above, the effective rate on our bank borrowings was 2.5% for the period to September 30, 2014, as compared to 3.4% for the same period of the prior year. Our overall effective interest rate was 2.4% for the nine months ended September 30, 2014, as compared to 3.5% in the same period of 2013.

Income tax expense has decreased by $17,644 to end at $856 for the nine months ended September 30, 2014, as compared to $18,500 for the comparable period in 2013. The effective tax rate for the nine months ended September 30, 2014 is 21%, as compared to 35% in the same period of the prior year. The reduction in the rate is primarily driven by the ratio of projected domestic sourced income in relation to foreign sourced income and a $328 discrete item related to the release of an income tax reserve in the current quarter. The release of the income tax reserve resulted from the lapse of a statue for a tax year in which the Company is no longer subject to examination. The tax rate is based on management’s estimate of the full year income tax rate and is subject to ongoing review and revision.

Our overall net income attributable to American Vanguard for the nine months of 2014 was $3,036 or $0.11 per diluted share, as compared to $34,170 or $1.18 per diluted share in the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $33,836 of cash in operating activities during the nine months ended September 30, 2014. This compared to $7,200 of cash generated in the same period of last year. Net income of $2,584, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities in the amount of $16,577, stock based compensation expense of $3,046 plus a non cash net gain recorded on our equity investment provided a net cash inflow of $21,623 as compared to $51,343 for the same period last year.

Accounts receivables ended at $89,287 as compared to $74,060 at the start of the year. This increase in trade receivable of $15,227 is consistent with similar increases in prior years and reflects the commencement of the new season. In addition, other receivables increased by $1,768 primarily related to Value Added Tax (“VAT”) that will be recovered in due course.

Inventories ended at $171,520 which was an increase of $31,690, as compared to the level reported at December 31, 2013. As reported at the end of the second quarter, our inventories have increased as a result of abnormal customer purchasing activities following poor weather, reduced pest pressure in some of our key markets, the reduction in peanuts and cotton acres and the importance of crop commodity price on growers’ decisions. It is important to note that our inventories are down 2% in comparison to June 30, 2014 partly as a result of holding back manufacturing output. We believe our inventories are stated at the lower of cost or market.

The deferred revenues at December 31, 2013 were fully realized at September 30, 2014. During the three month period ended September 30, 2014, the Company reduced deferred revenues generated in the second quarter of 2014. These are primarily related to prepaid orders for our propriety delivery systems. Finally, as the Company has built momentum for the 2015 growing season, prepaid expenses and other assets increased by $5,237, driven by our continued investment in SmartBox equipment to respond to market acceptance of our delivery system technology. Offsetting this increase, as we continue to hold back manufacturing activity, -and accounts payable decreased by $22,341. Furthermore, the Company reduced its income tax receivable by $7,937 following the filing of our 2013 federal and state tax returns and receipt of tax overpayments.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30 each year. During the nine months ended September 30, 2014, the Company made accruals in the amount of $36,080. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the nine months ending September 30, 2014, the Company made payments in the amount of $16,920. During the nine months to the end of September 30, 2013, the Company accrued $74,674 and made payments in the amount of $9,795.

The Company used $5,947 in investing activities during the nine months ended September 30, 2014, primarily to expand manufacturing capacity in response to demand for certain core products. During the nine months ended September 30, 2013, the Company invested $12,290 on fixed assets (primarily in the manufacturing facility) and made a $3,687 equity investment in TyraTech Inc., a natural life science company.

Financing activities used $38,477 during the nine months ended September 30, 2014, compared to $17,223 in the same period of the prior year. This included the take up of additional debt under the revolving credit line and deferred payments on notes related to product acquisitions. The Company made dividend payments in the amount of $4,251, as compared to $3,390 in the same period of last year. Finally, the Company received $1,616 from the exercise of stock options and the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits), as compared to $929 for the same period last year.

The Company has a revolving line of credit and a note payable that together constitute the short-term and long-term loan balances shown in the balance sheets at September 30, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	September 30, 2014			December 31, 2013
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$95,000	$—	$95,000	$51,550	$—	$51,550
Notes payable	73	71	144	126	69	195

Total Indebtedness	$95,073	$71	$95,144	$51,676	$69	$51,745

The Company has three key covenants under its senior credit facility. The covenants are as follows: The Company must (1) maintain its borrowings below a certain consolidated funded debt ratio, (2) limit its annual spending on the acquisition of fixed asset capital additions, and (3) maintain a certain consolidated fixed charge coverage ratio. As of September 30, 2014, the Company was in compliance with all covenants. On July 18, 2014, the senior credit facility agreement was amended. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

At September 30, 2014, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $51,156.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In August 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligation as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter.

In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or its impact on our consolidated financial statements.

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

As of September 30, 2014, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in its filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2014, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Legal Proceedings—Summarized below are litigation matters in which there has been material activity or developments since the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

A. DBCP Cases

A number of suits have been filed against AMVAC, alleging injury from exposure to the agricultural chemical 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC, and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product. There are approximately 100 lawsuits, foreign and domestic, filed by former banana workers in which AMVAC has been named as a party. Fifteen of these suits have been filed in the United States (with prayers for unspecified damages) and the remainder have been filed in Nicaragua. All of these actions are in various stages and allege injury from exposure to DBCP, including claims for sterility. Except for the cases described below, there have been no material developments in these matters since the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

In what has been designated as the remaining Hendler-Delaware cases (involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of about 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama—more fully described in the Company’s Form 10-K for the period ended December 31, 2013), on May 27, 2014, the district court granted defendant Dole’s motion to dismiss the matter without prejudice on the grounds that the applicable statutes of limitation had expired. Then, on August 5, 2014, the parties stipulated to summary judgment in favor of all defendants (on the same grounds as the earlier motion) and the court entered final judgment in the matter. On October 21, 2014 plaintiffs filed an appeal with the U.S. District Court of Appeals. The Company plans to oppose the appeal.

Further, in Chaverri, the one Hendler-Delaware case that was filed with the Superior Court of the State of Delaware (as opposed to the United States District Court in Delaware), on October 20, 2014, the Supreme Court of the State of Delaware issued an order affirming the lower court’s dismissal of the action based upon passage of the statute of limitations.

Also, in Blanco (Delaware state court matter involving one plaintiff who worked at a plantation in Costa Rica), in response to a motion for summary judgment filed by the Dole defendants on September 27, 2014 (based on expiration of the statute of limitations and inability to prove causation), on October 6, 2014, plaintiff agreed to dismiss the matter in its entirety with prejudice.

B. Other Matters

In Mark Spence v. A.W. Chesterton Company et al. (an asbestos exposure matter in an Illinois state court in which 46 defendants, including the Company, are named), after being informed that the Company has never used asbestos in either its products or packaging, plaintiff dismissed the matter without prejudice on September 22, 2014. Thus, this matter is now concluded.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from AVD’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: October 31, 2014	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: October 31, 2014	BY:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer