Form 10-K
period 2014-12-31
AMERICAN VANGUARD CORP
filed 2015-02-27
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $372.5 million. This figure is estimated as of June 30, 2014 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $13.22 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2014, was 29,080,099. The number of shares of $.10 par value Common Stock outstanding as of February 20, 2015 was 29,176,220.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2014

i

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

PART I

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to American Vanguard Corporation and its consolidated subsidiaries (“AVD”).

Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties. (Refer to PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors, included in this Annual Report.)

ITEM 1	BUSINESS

AVD was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company”, or the “Registrant”, in this Annual Report refer to AVD. The Company conducts its business through its subsidiaries, AMVAC Chemical Corporation (“AMVAC”), GemChem, Inc. (“GemChem”), 2110 Davie Corporation (“DAVIE”), Quimica Amvac de Mexico S.A. de C.V. (“AMVAC M”), AMVAC Mexico Sociedad de Responsabilidad Limitada (“AMVAC M Srl”), AMVAC de Costa Rica Sociedad de Responsabilidad Limitada (“AMVAC CR Srl”), AMVAC Switzerland GmbH (“AMVAC S”), AMVAC do Brasil Representácoes Ltda (“AMVAC B”), AMVAC CV (“AMVAC CV”), AMVAC Netherlands BV (“AMVAC BV”) and Envance Technologies, LLC (“Envance”).

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Refer to Part II, Item 7 for selective enterprise information.

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

On March 25, 2013, AVD made an equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. As of December 31, 2014, the Company’s ownership position in TyraTech was approximately 21.18%.

On October 7, 2011, AMVAC completed the acquisition of the international rights to the cotton defoliant product tribufos (sold under the trade name Def ®) from Bayer CropScience AG (“BCS AG”). The acquired assets include registrations and data rights, rights relating to manufacturing and formulation know-how, inventories and the trademark Def. Def complements AMVAC’s existing cotton defoliant product Folex®, which it has marketed since 2002. This acquisition also complements the U.S. rights to Def that the Company purchased from BCS AG on July 21, 2010 (see below). Both Folex and Def are fast and effective cotton defoliants that facilitate the removal of leaves surrounding the cotton boll and, in combination with other products, function as a harvest aid.

On December 20, 2010, AMVAC completed the acquisition of a global product line relating to the active ingredient tebupirimfos from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the trademarks Aztec®, Azteca® and Capinda® and customer lists

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

associated with these products, which are insecticides that are used to combat such soil borne insects as rootworm, cutworm, wireworm, seed corn maggots/beetles and white grub in a variety of corn crops. Additionally, it is registered in South Korea (and sold under the trade name Capinda) for use primarily in vegetable crops such as Chinese cabbage and ginseng.

On December 7, 2010, AMVAC completed the acquisition of a global insecticide product line relating to the active ingredient ethoprophos (sold under the trade name Mocap®) from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the Ultima® packaging system, the trademarks Mocap and Ultima and customer lists associated with the product. Mocap is a leading soil insecticide that is registered in 50 countries, where it is used to combat nematode species in a wide range of crops.

On December 7, 2010, AMVAC completed the acquisition of a global (except for Europe and Argentina) insecticide product line relating to the active ingredient fenamiphos (sold under the trade name Nemacur®) from BCS AG. The acquired assets include product rights (registrations and data rights, rights relating to manufacturing and formulation know-how), inventories, the trademark Nemacur and customer lists associated with the product. Nemacur is a leading soil insecticide that is registered in 30 countries, for use primarily as a nematicide with additional efficacy against above ground sucking insects.

On October 14, 2010, AMVAC and Kanesho Soil Treatment completed agreements with Certis-USA regarding the crop protection product Basamid® (dazomet), under which AMVAC became the exclusive distributor and registration holder for this granular soil fumigant in the United States. Basamid complements the strong market position of AMVAC’s Vapam® & K-Pam® soil fumigant brands. The Company continues to investigate the value of Basamid on high value crop segments such as strawberries, tomatoes, lettuce and spinach, and will be responsible for the re-registration of dazomet in the United States. In addition, beginning in 2014, the Company has started selling Basamid into the turf, greenhouse and ornamental markets.

Seasonality

The agricultural chemical industry, in general, is cyclical in nature. The demand for AMVAC’s products tends to be seasonal. Seasonal usage, however, does not necessarily follow calendar dates, but more closely follows varying growing seasonal patterns, weather conditions, geography, weather related pressure from pests and customer marketing programs.

Backlog

AMVAC does not believe that backlog is a significant factor in its business. AMVAC primarily sells its products on the basis of purchase orders, although from time to time it has entered into requirements contracts with certain customers.

Customers

The Company’s largest three customers accounted for 20%, 11% and 8% of the Company’s sales in 2014; 17%, 13%, and 8% in 2013; and 19%, 10% and 8% in 2012.

Distribution

AMVAC predominantly distributes its products domestically through national distribution companies and buying groups or co-operatives (see “Customers” above), that purchase AMVAC’s goods on a purchase order basis and, in turn, sell them to retailers/growers/end-users. The Company’s domestic and international distributors, agents, or customers typically have long-established relationships with retailers/end-users, far-reaching logistics and transportation capabilities and customer service expertise. The markets for AMVAC products vary by region, target crop, use and type of distribution channel. AMVAC’s customers are experts at addressing these markets. The Company manages its international sales through its Netherlands’ office and sells product outside of the U.S. either via its sales offices in the Netherlands, Mexico or Costa Rica, via employed sales force executives located in France, Canada and Venezuela, or via sales agents in other territories.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Competition

In its many marketplaces, AMVAC faces competition from both domestic and foreign manufacturers. Many of our competitors are larger and have substantially greater financial and technical resources than AMVAC. AMVAC’s ability to compete depends on its ability to develop additional applications for its current products and expand its product lines and customer base. AMVAC competes principally on the basis of the quality and efficacy of its products, price and the technical service and support given to its customers.

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

EPA Registrations

AMVAC’s products also receive protection afforded by the terms of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) legislation. The legislation makes it unlawful to sell any pesticide in the United States, unless such pesticide has first been registered by the United States Environmental Protection Agency (“U.S. EPA”). Substantially all of AMVAC’s products are subject to U.S. EPA registration and re-registration requirements and are registered in accordance with FIFRA. This registration by U.S. EPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment, when it is used according to approved label directions. All states, where any of AMVAC’s products are used, require a registration by that specific state before it can be marketed or used in that state. State registrations are renewed annually, as appropriate. The U.S. EPA and state agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AMVAC. AMVAC, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, certain required data relative to specific products.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as regulatory compliance with U.S. EPA and other such bodies in the markets in which the Company sells its products, and the production of new products or new formulation of existing products. AMVAC expensed $14,084, $16,526, and $17,809 during 2014, 2013 and 2012 respectively, on these activities.

	2014	2013	2012
Registration	$9,188	$11,556	$13,168
Product Development	4,896	4,970	4,641

	$14,084	$16,526	$17,809

See also PART II, Item 7 of this Annual Report on form 10-K for discussions pertaining to research and development expenses.

Environmental

During 2014, AMVAC continued activities to address environmental issues associated with its facility in Commerce, CA. (the “Facility”). An outline of the history of those activities follows.

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

This activity then took two paths: first, the RCRA permit closure and second, the larger site characterization.

With respect to the RCRA permit closure, in 1998, AMVAC began the formal process to close its hazardous waste permit at the Facility (which had allowed AMVAC to store hazardous waste longer than 90 days) as required by federal regulations. Formal regulatory closure actions began in 2005 and were completed in 2008, as evidenced by DTSC’s October 1, 2008 acknowledgement of AMVAC’s Closure Certification Report.

With respect to the larger site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by DTSC. Additional activities were conducted from 2003 to 2014, with oversight provided by DTSC. Additional review of groundwater and soil data is being conducted in response to federally-mandated initiatives of similarly affected sites. Risk assessment activities have concluded. At present, the Company is preparing a remedial action plan for submission in early 2015. Until the remedial action plan has been submitted and comments are received from DTSC, it is uncertain whether the cost associated with further investigation and potential remediation activities will have a material impact on the Company’s consolidated financial statements or its results of operations. Thus, the Company is unable to determine what sort of remediation is probable, nor can the cost of remediation be reasonably estimated (the scope can vary depending upon the risk assessment and many other factors). Accordingly, the Company has not recorded a loss contingency with respect thereto.

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

Employees

As of December 31, 2014, the Company employed 382 employees. The Company employed 499 employees as of December 31, 2013 and 504 employees as of December 31, 2012. From time to time, due to the seasonality of its business, AMVAC uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

Domestic operations

AMVAC is a California corporation that was incorporated under the name of Durham Chemical in August 1945. The name of the corporation was subsequently changed to AMVAC in January 1973. As the Company’s main operating subsidiary, it owns and/or operates the Company’s domestic manufacturing facilities and is also the parent company (owns 99%) of AMVAC CV. AMVAC manufactures, formulates, packages and sells its products in the USA and is a wholly owned subsidiary of AVD.

GemChem is a California corporation incorporated in 1991 and purchased by the Company in 1994. GemChem sells into the pharmaceutical, cosmetic and nutritional markets, in addition to purchasing key raw materials for the Company. GemChem is a wholly owned subsidiary of AVD.

DAVIE currently owns real estate for corporate use only. See also PART I, Item 2 of this Annual Report. DAVIE is a wholly owned subsidiary of AVD.

On November 30, 2012, AMVAC and TyraTech formed a Delaware limited liability company, Envance, in which the Company owns 60% and TyraTech holds 40% of the equity interest. Envance has the rights to develop and commercialize pesticide products and technologies made from natural oils in global consumer, commercial, professional, crop protection and seed treatment markets and has begun bringing products to market. Envance is headquartered in TyraTech’s facility in Research Triangle Park, North Carolina.

International operations

In November 2013, a new Mexican entity, AMVAC M Srl, was incorporated to conduct business in Mexico; this entity is part of the new international business structure and is owned and managed by AMVAC BV.

In July 2012, the Company formed AMVAC CV which is incorporated in the Netherlands, for the purpose of managing foreign sales on behalf of the Company. AMVAC CV is owned jointly by AMVAC as the general partner and AVD International, LLC as the limited partner and is therefore a wholly owned subsidiary of AMVAC.

AMVAC BV is a registered Dutch private limited liability company that was formed in July 2012. AMVAC BV is located in the Netherlands and is wholly owned by AMVAC CV. During 2014, the international business sold the Company’s products in 59 countries, as compared to 56 countries in 2013.

The Company opened an office in 2008 in Costa Rica, to conduct business in Costa Rica and other countries in Central America. The office is operated by AMVAC CR Srl and markets chemical products for agricultural and commercial uses.

The Company opened an office in Basel, Switzerland in 2006. The office is operated by AMVAC S. The Company formed the new subsidiary to expand its resources dedicated to business development opportunities to maintain the Company’s registrations in that country. Also in 2006, the Company formed a Brazilian entity which operates as AMVAC B. It functions primarily to maintain the Company’s registrations in that country.

The Company opened an office in 1998 in Mexico to conduct business primarily in Mexico. The office is operated by AMVAC M Srl and markets chemical products for agricultural and commercial uses.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The Company classifies as export sales all products bearing foreign labeling shipped to a foreign destination.

	2014	2013	2012
Export sales	$73,706	$69,772	$69,909
Percentage of net sales	24.7%	18.3%	19.1%

Risk Management

The Company regularly monitors matters, whether insurable or not, that could pose material risk to its operations, financial performance or the safety of its employees and neighbors. The Risk Committee of the Board of Directors (“Board”) was formed in 2010, consists of three members of the Board and meets regularly (all members of the Board are invited to attend Risk Committee meetings). Working with senior management, the committee continuously evaluates the Company’s risk profile, identifies mitigation measures and ensures that the Company is prudently managing these risks. In support of the Risk Committee, senior management has appointed a risk manager and designated several senior executives to lead teams focused on addressing each of several of the most material risks facing the Company; these groups perform analysis with the benefit of operational knowledge. The top risks identified by management and being addressed by risk teams (in no particular order) include: adverse political and regulatory climate; managing high levels of inventory and reduced levels of manufacturing activity; succession planning and bench strength; maintaining a competitive edge in the marketplace; the possibility of an environmental event; undervaluation of the Company; and availability of acquisition and licensing targets. Over the course of 2014, the Company continued to implement its enterprise risk management program, which extends to all areas of potential risk and is a permanent feature in the Company’s operation. In addition, the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks.

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Such reports are also available free of charge on the SEC website, www.sec.gov. Also available free of charge on the Company’s website are the Company’s Audit Committee, Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee Charters, the Company’s Corporate Governance Guidelines, the Company’s Code of Conduct and Ethics, the Company’s Employee Complaint Procedures for Accounting and Auditing Matters and the Company’s policy on Stockholder Nomination and Communication. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The regulatory climate has grown increasingly challenging to the Company’s interests both domestically and internationally—Various agencies within the U.S. (both federal and state) and foreign governments continue to exercise increased scrutiny in permitting continued uses (or the expansion of such uses) of older chemistries, including many of the Company’s products and, in some cases, have initiated or entertained challenges to these uses. The challenge of the regulatory climate is even more pronounced in certain other geographical regions where the Company faces resistance to the continued use of certain of its products. There is no guarantee that this climate will change in the near term or that the Company will be able to maintain or expand the uses of many of its products in the face of these regulatory challenges.

Use of the Company’s products is subject to continuing challenges from activist groups—Use of agrochemical products, including the Company’s products is regularly challenged by activist groups in many jurisdictions under a multitude of federal and state statutes, including FIFRA, the Food Quality Protection Act, Endangered Species Act, and the Clean Water Act, to name a few. These challenges typically take the form of lawsuits or administrative proceedings against the U.S. EPA and/or other federal or state agencies, the filing of amicus briefs in pending actions, the introduction of legislation that is inimical to the Company’s interests, and/or adverse comments made in response to public comment invited by U.S. EPA in the course of registration, re-registration or label expansion. It is possible that one or more of these challenges could succeed, resulting in a material adverse effect upon one or more of our products.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation—The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less available, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the U.S. EPA, and similar agencies in the jurisdictions in which we do business, registration and re-registration requirements, and are registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states, where any of the Company’s products are used, also require registration before our products can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on the Company’s products. The Company, on its behalf and also in joint efforts with other registrants, has and is currently furnishing certain required data relative to its products. There can be no assurance, however, that the U.S. EPA will not request that certain tests or studies be repeated or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The manufacturing of the Company’s products is subject to governmental regulations—The Company currently owns and operates three manufacturing facilities in Los Angeles, California; Axis, Alabama; and Marsing, Idaho and owns and has manufacturing services provided in a fourth facility in Hannibal, Missouri (the “Facilities”). The Facilities operate under the terms and conditions imposed by state and local authorities. The manufacturing of key ingredients for certain of the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit, or a significant increase in the fees for such licenses or permits, could impede the Company’s manufacture of one or more of its products, and/or increase the cost of production; this, in turn, would materially and adversely affect the Company’s ability to provide its products in a timely and affordable manner.

The Company’s business may be adversely affected by cyclical and seasonal effects—Demand for the Company’s products tends to be seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on the Company’s operations. For example, the end user of its products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and therefore may reduce the Company’s revenues and profitability. In light of the possibility of adverse seasonal effects, there can be no assurance that the Company will maintain sales performance at historical levels in any particular region.

The Company’s financial performance may be disproportionately affected by the strength or weakness of specific markets—From 2010 through 2012, the Company enjoyed dramatic growth in its corn product lines sold primarily into the Midwestern United States. By 2013, those products accounted for approximately 38% of the Company’s total net sales. However, due to prolonged wet conditions in early 2013, excess inventory of corn crop inputs (including some of the Company’s products) accumulated in the distribution channel. This market condition continued to affect the company’s overall financial performance adversely for the full year of 2014. During 2014, corn products represented 18% of the Company sales. There is no guarantee that market conditions will return to the historical level or that other conditions adversely affecting the market will not come about.

The Company is dependent upon certain sole source suppliers for certain of its raw materials and active ingredients— There are a limited number of suppliers of certain important raw materials used by the Company in many of its products. Certain of these raw materials are available solely from sources overseas or from single sources domestically. Further, in conjunction with the purchase and/or licensing of various product lines (including Impact® and Force®), the Company has entered into multi-year supply arrangements under which such counterparties are the sole source of either active ingredients and/or formulated end-use product and, in some cases, the manufacturer has entered the market as a competitor. There is no guarantee that any or all of these sole source manufacturers will be willing or able to supply these products to the Company reliably, continuously and at the levels anticipated by the Company or required by the market. If these sources prove to be unreliable and the Company is not able to supplant or otherwise second source these suppliers, it is possible that the Company will not realize its projected sales, which, in turn, could adversely affect the Company’s results of operations.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

To the extent that capacity utilization is not fully realized at its manufacturing facilities, the Company may experience lower profitability—The Company has pursued a business strategy of acquiring manufacturing facilities at a steep discount to their replacement value. These acquisitions have enabled the Company to be more independent of overseas manufacturers than some of our competitors. While the Company endeavors continuously to maximize utilization of these facilities, our success in these endeavors is dependent upon many factors beyond our control, including fluctuating market conditions, product life cycles, weather conditions, availability of raw materials and regulatory constraints, among other things. There can be no assurance that the Company will be able to maximize its utilization of capacity at its manufacturing facilities, particularly when, as is currently the case, inventory of goods manufactured by the Company are at higher-than-normal levels. There is no assurance that absorption of factory costs will improve to the point that will enable the Company to return to its historically higher levels of profitability.

The Company’s continued success depends, in part, upon a limited number of key employees—Within certain functions, the Company relies heavily on a small number of key employees to manage ongoing operations and to perform strategic planning. In some cases, there are no internal candidates who are qualified to succeed these key personnel in the short term. In the event that the Company were to lose one or more key employees, there is no guarantee that Company could replace them with people having comparable skills. Further, the loss of key personnel could adversely affect the operation of the business.

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

The Company’s key customers typically carry competing product lines and may be influenced by the Company’s larger competitors—A significant portion of the Company’s products are sold to national distributors in the United States, which also carry product lines of competitors that are much larger than the Company. Typically, revenues from the sales of these competing product lines and related program incentives constitute a greater part of our distributors’ income than do revenues from sales and program incentives arising from the Company’s product lines. Further, these distributors are often under pressure to market competing product lines rather than the Company’s. In light of these facts, there is no assurance that such customers will continue to market our products aggressively or successfully or that the Company will be able to influence such customers to continue to purchase our products instead of those of our competitors.

The Company is dependent on a limited number of customers, which makes it vulnerable to the continued relationship with and financial health of those customers—In 2014, three customers accounted for 39% of the Company’s sales. The Company’s future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may be subject to environmental liabilities—While the Company expends substantial funds to minimize the discharge of materials into the environment and to comply with governmental regulations relating to protection of the environment and its workforce, federal and state authorities may nevertheless seek fines and penalties for violation of the various laws and governmental regulations. In addition, while the Company continually adapts its manufacturing processes to the environmental control standards of regulatory authorities, it cannot completely eliminate the risk of

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

accidental contamination or injury from hazardous or regulated materials. Further, these various governmental agencies could, among other things, impose liability on the Company for cleaning up the damage resulting from the release of pesticides and other agents into the environment, including with respect to subsurface environmental contamination at its Los Angeles-based manufacturing facility that has been the subject of characterization, risk assessment and remediation planning for several years. In short, the Company may be held liable for significant damages or fines relating to environmental contamination or injury which could have a material adverse effect on the Company’s financial condition and results of operations.

Reduced financial performance may limit the Company’s ability to borrow under its credit facility—The Company has historically grown net sales through both expansion of current product lines and acquisition of product lines from third parties. In order to finance acquisitions, where necessary, the Company has drawn upon its senior credit facility. However, the Company’s borrowing capacity under the senior credit facility depends, in part, upon its satisfaction of a negative covenant that sets a maximum ratio of borrowed debt to earnings (as measured over the trailing 12 month period). In light of reduced financial performance over the course of 2014, the Company’s ability to borrow funds sufficient to support selected acquisitions may be at risk. There is no guarantee that the lender group will amend the senior credit facility to allow such acquisitions that are inconsistent with terms of the current credit facility or that they will agree to amend the facility to permit such acquisition activity on terms that are acceptable to the Company.

Dependence on the Company’s banking relationship—The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s primary bank for more than 30 years. Bank of the West is the syndication manager for the Company’s loans and from time to time, acts as the counterparty on the Company’s derivative transactions. In addition to Bank of the West, the syndicated banks include Wells Fargo Bank, N.A., BMO Harris Financing, Inc., MUFG Union Bank, N.A., Agstar Financial Services PCA and Greenstone Farm Credit Services, ACA, FLCA. The Company reviews the creditworthiness of its banks on a quarterly basis via credit agencies and also has face-to-face meetings with senior management of the banks. Management believes that the Company has an excellent working relationship with Bank of the West and the other financial institutions in the Company’s lender group. In light of the uncertainties in global financial markets, there is no guarantee, however, that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

The Company’s growth has been fueled in part by acquisition—Over the past few decades, the Company’s growth has been driven by acquisition and licensing of both established and developmental products from third parties. There is no guarantee that acquisition targets or licensing opportunities meeting the Company’s investment criteria will remain available or will be affordable. If such opportunities do not present themselves, then the Company may be unable to record consistent growth in future years.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

On December 28, 2007, pursuant to the provisions of the definitive Sale and Purchase Agreement (the “Agreement”) dated as of November 27, 2006 between AMVAC and Badische Anilin-und Soda-Fabrik (“BASF”), AMVAC purchased the global Counter product line. AMVAC purchased certain manufacturing assets relating to the production of Counter and Thimet and located at BASF’s multi-plant facility situated in Hannibal, Missouri (the “Hannibal Site”). Subject to the terms and conditions of the Agreement, AMVAC purchased certain buildings, manufacturing equipment, office equipment, fixtures, supplies, records, raw materials, intermediates and packaging constituting the “T/C Unit” of the Hannibal Site. The parties entered into a ground lease and a manufacturing and shared services agreement, under which BASF continues to supply various shared services to AMVAC from the Hannibal Site.

On March 7, 2008, AMVAC acquired from Bayer CropScience Limited Partnership, (“BCS LP”), a U.S. business of BCS, a facility (the “Marsing Facility”) located in Marsing, ID, which consists of approximately 17 acres of improved real property, 15 of which are owned by AMVAC and two of which AMVAC leases from the City of Marsing for a term of 25 years. The Marsing Facility is engaged in the blending of liquid and powder raw materials and the packaging of finished liquid products in the agricultural chemical field. With this acquisition, AMVAC acquired the ability to formulate flowable materials. In connection with the acquisition, AMVAC and BCS LP agreed to enter into a master processor agreement under which AMVAC provides certain third party manufacturing services to BCS LP on an ongoing basis that continued into 2014.

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

The Company leases approximately 23,800 square feet of office space located at 4695 MacArthur Court in Newport Beach, California. The premises serve as the Company’s corporate headquarters. The subject lease expires June 30, 2016 and includes a right to extend the term for one additional five-year term.

AMVAC BV’s, GemChem’s, AMVAC M’s, AMVAC M Srl’s, AMVAC CR Srl’s and AMVAC S’s facilities consist of administration and sales offices which are leased.

ITEM 3	LEGAL PROCEEDINGS

A. DBCP Cases

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The U.S. EPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product.

At present, there are four domestic lawsuits and approximately 85 Nicaraguan lawsuits, filed by former banana workers in which AMVAC has been named as a party. Only two of the Nicaraguan actions have actually been served on AMVAC.

As described more fully below, activity in domestic cases during 2014 is as follows: in Hawaii, Patrickson, et. al. v. Dole Food Company, et. al which had been dismissed in 2011 (for expiration of the statute of limitations), remains on appeal; and Adams, from which co-defendant Dole was dismissed, is on appeal with respect to such dismissal and, at any rate, involves claims that pre-dated AMVAC’s sales into the relevant market. All but two matters that had been pending in Louisiana and Delaware have been dismissed (and affirmed on appeal) based upon the applicable statutes of limitation. Two Delaware cases (Abad-Castillo and Marquinez) (involving claims brought on behalf of 2,700 plantation workers from Costa Rica, Ecuador, Guatemala and Panama) were dismissed on summary judgment (for expiration of the applicable statute of limitations) and are on appeal. With respect to Nicaraguan matters, there was no change in status during 2014.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Delaware Matters

On May 31, 2012, two cases (captioned, Abad-Castillo and Marquinez) were filed with the United States District Court for the District of Delaware (USCD DE No. 1:12-CV-00696-RGA) involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendant Dole brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were parties in cases that had been previously filed by the Hendler law firm in Louisiana. On September 19, 2013, the appeals court granted, in part, and denied, in part, the motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed (as they were named as plaintiffs in prior actions). As for the remaining eight plaintiffs, the court found that there was a question as to whether they were parties to earlier cases in Louisiana. On May 27, 2014, the district court granted defendant Dole’s motion to dismiss the matter without prejudice on the grounds that the applicable statutes of limitation had expired. Then, on August 5, 2014, the parties stipulated to summary judgment in favor of all defendants (on the same grounds as the earlier motion) and the court entered final judgment in the matter. Plaintiffs have appealed this ruling, and, while the appeals court heard oral argument in December 2014, it has not yet issued its ruling. The Company believes that a loss is neither probable nor reasonably estimable and, accordingly, has not recorded a loss contingency on these matters.

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

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiffs are barred from this action by the applicable statute of limitations. The appellate court heard oral argument on the appeal in September 2014 but has not yet issued a ruling. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not recorded a loss contingency for this matter.

Adams v. Dole Food Company et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging that they had testicular cancer due to DBCP exposure: Adams v. Dole Food Company et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Company, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Company was dismissed on the basis of the exclusive remedy of worker’s compensation benefits, as it was the employer of plaintiffs. In October 2014, the appellate court upheld the dismissal but granted plaintiffs the right to amend its complaint. However, in light of the fact that Plaintiffs’ request (made in November 2012) to substitute new counsel was denied, until new counsel is properly substituted, Plaintiffs cannot proceed further with the matter. The Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency for this matter.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Nicaraguan Matters

A review of court filings in Chinandega, Nicaragua, has found 85 suits alleging personal injury allegedly due to exposure to DBCP and involving approximately 3,592 plaintiffs have been filed against AMVAC and other parties. Of these cases, only two— Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04Castillo and Suazo, (which were filed in 2004 and involve 15 banana workers) have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical Company and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC has objected to personal jurisdiction and demanded under Law 364 that the claims be litigated in the United States. In 2007, the court denied these objections, and AMVAC appealed the denial. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Further, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. Nor have Nicaraguan claimants had success in bringing actions domestically, as one U.S. court has dismissed such an action on its own motion after finding pervasive fraud on behalf of claimants and their counsel. With respect to the pending Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency for these matters.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the U.S. EPA) served AMVAC Brazil with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. IBAMA denied AMVAC B’s first and second appeals. Accordingly, on November 20, 2014, the Company paid $168 in full settlement of this matter. Thus, this matter is concluded.

Sanchez v. Agro Logistics. AMVAC has been named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products over the course of their employment as laborers from 1989 through 2012. We believe that the claims have no merit, intend to defend the matter vigorously, and have entered into a joint defense arrangement with certain other defendants. A fair amount of discovery, including plaintiff’s deposition, has been completed. Plaintiffs are unable to confirm whether they used or were exposed to any of the Company’s products. The Company will continue to defend this matter and does not believe that a loss is either probable or reasonably estimable. Accordingly, the Company has not recorded a reserve for this matter.

Galvan v. AMVAC. On April 7, 2014, an action entitled Graciela Galvan v. AMVAC Chemical Corp. was filed with the Superior Court for the State of California for the County of Orange as case number 00716103CXC. This is a putative class action brought under California Labor Code Section 2698 under which claimant, an inactive employee currently on leave, seeks civil penalties on behalf of herself and other allegedly “similarly aggrieved employees” under various Labor Code sections relating to overtime compensation, minimum wages, meal periods, and rest periods among other things. The Company believes that the claims have no merit and intends to defend the matter vigorously. Limited discovery has taken place since the filing of the action; however, the deposition of plaintiff has yet to be taken. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a reserve for the matter.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective March 6, 2006, the Company listed its $0.10 par value common stock (“Common Stock”) on the New York Stock Exchange under the ticker symbol AVD. From January 1998 through March 5, 2006, the Common Stock was listed on the American Stock Exchange under the ticker symbol AVD. The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol AMGD from March 1987 through January 1998.

The following table sets forth the range of high and low sales prices as reported for the Company’s Common Stock for the calendar quarters indicated.

	High	Low
Calendar 2014
First quarter	$24.54	$20.85
Second quarter	22.20	12.41
Third quarter	13.96	10.93
Fourth quarter	13.27	9.50
Calendar 2013
First quarter	$34.97	$28.33
Second quarter	32.34	21.83
Third quarter	27.34	22.92
Fourth quarter	29.54	22.26

Holders

As of February 17, 2015, the number of stockholders of the Company’s Common Stock was approximately 6,691, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Dividends

The Company has issued a cash dividend in each of the last nineteen years dating back to 1996. Dividends issued during the past three years are summarized in the table below.

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
December 11, 2014	January 9, 2015	December 26, 2014	$0.02	$569
September 19, 2014	October 22, 2014	October 8, 2014	0.05	1,417
June 9, 2014	July 17, 2014	July 3, 2014	0.05	1,420
March 10, 2014	April 18, 2014	April 4, 2014	0.05	1,417

Total 2014			$0.17	$4,823

December 18, 2013	January 10, 2014	December 27, 2013	$0.05	$1,418
September 9, 2013	October 18, 2013	October 4, 2013	0.05	1,415
June 10, 2013	July 19, 2013	July 5, 2013	0.05	1,413
March 11, 2013	April 19, 2013	April 5, 2013	0.07	1,976

Total 2013			$0.22	$6,222

December 3, 2012	December 21, 2012	December 11, 2012	$0.10	$2,821
September 17, 2012	October 12, 2012	September 28, 2012	0.07	1,947
March 8, 2012	April 16, 2012	April 1, 2012	0.05	1,380

Total 2012			$0.22	$6,148

Purchases of Equity Securities by the Issuer

In June 2013, the Board of Directors authorized the Company to repurchase its common stock with the intent of offsetting dilution caused by incentive stock compensation. Shares repurchased during the past two years are summarized in the table below.

Purchased From	Purchased To	Shares	Average Price	Total Cost
January 1, 2014	March 31, 2014	70,000	21.87	1,531

Total 2014			$21.87	$1,531

October 1, 2013	December 31, 2013	70,000	27.63	1,934

Total 2013			$27.63	$1,934

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	832,593	$9.51	803,000

Total	832,593	$9.51	803,000

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the S&P 500 Stock Index, and a peer group (Specialty Chemical Industry). The graph assumes that the beginning values of the investments in the Company, the S&P 500 Stock Index, and the peer group of companies each was $100 on December 31, 2009. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

ITEM 6	SELECTED FINANCIAL DATA

	2014	2013	2012	2011	2010
Net sales	$298,634	$381,021	$366,190	$301,080	$226,859

Gross profit	$114,496	$171,347	$161,125	$123,068	$86,321

Operating income	$6,710	$55,735	$59,323	$39,226	$19,191

Income before income tax expense	$3,644	$53,834	$56,852	$35,223	$16,174

Net income attributable to American Vanguard	$4,841	$34,449	$36,867	$22,068	$10,984

Earnings per common share(1)	$.17	$1.22	$1.32	$0.80	$0.40

Earnings per common share—assuming dilution(1)	$.17	$1.19	$1.28	$0.79	$0.40

Total assets	$473,171	$447,443	$399,890	$342,558	$280,179

Working capital	$205,804	$139,007	$108,647	$104,713	$69,046

Long-term debt less current portion	$99,455	$51,676	$36,196	$51,917	$53,710

Stockholders’ equity	$261,003	$257,795	$225,436	$187,072	$166,437

Weighted average shares outstanding—basic(1)	28,436	28,301	27,914	27,559	27,385

Weighted average shares outstanding—assuming dilution(1)	28,912	28,899	28,756	27,875	27,652

Dividends per share of common stock(1)	$0.17	$0.22	$0.22	$0.08	$0.03

The selected consolidated financial data set forth above with respect to each of the calendar years in the five-year period ended December 31, 2014, have been derived from the Company’s consolidated financial statements and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent registered public accounting firm’s reports thereon, which are included elsewhere in this Report on Form 10-K for the three years in the period ended December 31, 2014. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Results of Operations

2014 Compared with 2013:

	2014	2013	Change
Net sales:
Insecticides	$135,705	$193,623	$(57,918)
Herbicides/soil fumigants/fungicides	101,785	121,042	(19,257)
Other, including plant growth regulators	30,220	31,849	(1,629)

Total crop	267,710	346,514	(78,804)
Non-crop	30,924	34,507	(3,583)

	$298,634	$381,021	$(82,387)

Cost of goods sold:
Insecticides	$85,124	$109,269	$(24,145)
Herbicides/soil fumigants/fungicides	59,855	65,613	(5,758)
Other, including plant growth regulators	21,098	16,357	4,741

Total crop	166,077	191,239	(25,162)
Non-crop	18,061	18,435	(374)

	$184,138	$209,674	$(25,536)

Gross margin:
Insecticides	$50,581	$84,354	$(33,773)
Herbicides/soil fumigants/fungicides	41,930	55,429	(13,499)
Other, including plant growth regulators	9,122	15,492	(6,370)

Gross margin crop	101,633	155,275	(53,642)
Gross margin non-crop	12,863	16,072	(3,209)

	$114,496	$171,347	$(56,851)

Gross margin crop	38%	45%
Gross margin non-crop	42%	47%
Total gross margin	38%	45%

Net sales in 2014 dropped by 22% over the prior year, primarily due to the impact of carryover corn products inventory in the Midwest distribution channel. This condition arose from vigorous procurement of these products in 2012 and early 2013, followed by adverse weather conditions that reduced usage during the 2013 planting season. Throughout 2014, many distributors, retailers and corn growers were still drawing down their inventories of the Company’s corn products and reduced their orders materially. With that reduced purchasing from the Company, we have seen the level of excess inventory of these products decline significantly. The combined sales of our corn herbicide and our granular soil insecticides declined by more than 55% in 2014, from the prior year, and in fact this decline in our corn product sales constituted virtually all of the overall revenue drop in 2014.

Market conditions in our non-corn products were balanced in 2014, resulting in nearly neutral results for those crop sectors. While cotton planting increased approximately one million acres above the prior year, lighter foliar pest pressure and inclement late season weather (hail in Arkansas and frost in Texas) resulted in a relatively flat performance for our cotton products. Modest gains by our products for the potato market were offset by slightly weaker sales in some of our specialty applications for vegetable/fruit markets and pharmaceuticals.

Overall financial performance for the year ended December 31, 2014 was significantly reduced as compared to the same period in 2013, with both net sales and net income lower. The Company’s total net sales for the period were down nearly 22% to $298,634, as compared to $381,021 for the year ended December 31, 2013. Net sales of our crop business in 2014 were $267,710, which constitutes a decrease of nearly 23% as compared to net sales of $346,514 for that business in 2013. Net sales of our non-crop products in 2014 were $30,924, which is a reduction of approximately 10% as compared to $34,507 in 2013. A more detailed discussion of product groups and products having a material effect on net sales for each of the crop and non-crop businesses appears below.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

In our Crop business, net sales of insecticides in 2014 ended at $135,705, which was a 30% decline as compared to $193,623 in 2013. Within the Crop business, annual net sales of our granular soil insecticides were $106,478, down nearly 37% below 2013, driven by reduced restocking orders for our primary corn soil insecticides – Aztec®, Smartchoice®, Force and Counter®. These declines were slightly offset by year-over-year increases in Thimet, Nemacur, and Mocap, much of that coming from our international business. Among our non-granular insecticide products for crop applications, net sales of Bidrin, bifenthrin, permethrin and acephate remained relatively flat with the prior year.

Within the product group of herbicides/soil fumigants/fungicides, our crop net sales in 2014 were down 16% to $101,785 vs. $121,042 in 2013. Within this group, we had mixed results. The positive drivers were our fumigant and fungicide products posting a combined gain of approximately 3% with stronger potato usage contributing to both categories. Conversely, weak Midwest restocking demand for our post-emergent corn herbicide Impact resulted in a 39% decline in our herbicide category. Within our other products group (which includes plant growth regulators, molluscicides and third party manufacturing activity), we experienced a decrease of 5% in net sales, with net sales of $30,220 in 2014 vs. $31,849 in 2013. The major drivers of this performance were modest declines in our cotton defoliant Folex, our specialty fruit product NAA, and our molluscicide Metaldehyde.

Within our non-crop business, 2014 net sales were down by 10% to $30,924 vs. $34,507 recorded in 2013. Naled® sales (our Dibrom brand mosquito adulticide) were down nearly 14% due to light Gulf Coast storm activity offset by a 31% increase in our pest strips business. Additionally, net sales of our PCNB fungicide for turf uses were flat. Finally, we experienced a year-over-year decline in Pharmaceutical sales of approximately 14%, primarily due to continuing generic competition from Chinese suppliers.

Our cost of sales for 2014 was $184,138 or 62% of net sales. This compared to $209,674 or 55% of net sales for 2013. The increase in cost of sales as a percentage of net sales in 2014 arose primarily as a result of increased under recovery of factory costs, which increased cost of sales from 55% in 2013, to 60% in 2014. In addition, raw material costs have remained relatively flat during 2014 while factory costs increased slightly. Overall, the inflation in cost of goods sold has amounted to approximately three quarters of one percent of sales. The balance of the increase in cost of goods as a percentage of sales is attributed to the specific mix of sales in 2014, as compared to 2013.

Gross profit for 2014 declined by $56,851 to end at $114,496 for the year ended December 31, 2014, as compared to $171,347 for the prior year. Gross margin percentage for 2014 declined by 7% and ended at 38%, as compared to 45% for 2013. The majority of the reduction is driven by the 5% impact of increased factory cost under recovery mentioned above. In addition, a further reduction of 2% in gross margin percentage was caused by a combination of changes in product volume and mix, and increases in factory costs due to inflation.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Operating expenses in 2014 decreased by $7,826 to $107,786 or 36% of sales as compared to $115,612 or 30% in 2013. The differences in operating expenses by department are as follows:

	2014	2013	Change
Selling	$31,593	$32,929	$(1,336)
General and administrative	27,057	33,536	(6,479)
Research, product development and regulatory	21,206	21,644	(438)
Freight, delivery and warehousing	27,930	27,503	427

	$107,786	$115,612	$(7,826)

•	Selling expenses decreased by $1,336 to end at $31,593 for the year ended December 31, 2014, as compared to $32,929 in 2013. The main drivers for the decrease are cost reduction actions across a range of expenses including reduced travel and administration of our foreign subsidiaries.

•	General and administrative expenses decreased by $6,479 to $27,057 for the year ended December 31, 2014, as compared to $33,536 in 2013. The main drivers for the reduced expenses are lower incentive compensation, and lower legal costs. These cost reductions were partly offset by the expenses associated with a reduction in personnel during the final quarter of the year and the write-off of an impaired intangible asset.

•	Research, product development costs and regulatory expenses decreased by $438 to $21,206 for the year ended December 31, 2014, as compared to $21,644 in 2013. This change is primarily driven by a decrease in the use of outside legal services for registration review and other registration expenses.

•	Freight, delivery and warehousing costs for the year ended December 31, 2014 increased by $427 to $27,930, as compared to $27,503 in 2013. As a percentage of sales, freight costs increased to 9.3% of net sales during 2014, as compared to 7.2% of net sales during 2013. This is primarily due to high volume of our heavier products such as fumigants sold domestically, continued growth of our international business and storage costs for higher-than-normal levels of inventory.

Net interest expense was $3,066 in 2014, as compared to $1,901 in 2013. Interest costs are summarized in the following table:

	2014			2013
Average Indebtedness and Interest expense	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Term loan	$—	$—	—	$23,318	$880	3.8%
Working capital revolver	94,899	2,404	2.5%	29,284	900	3.1%

Average	94,899	2,404	2.5%	52,602	1,780	3.4%

Notes payable	161	5	3.1%	270	8	3.0%

Interest income		(19)			(1)
Capitalized interest	—	(87)	—	—	(274)	—
Amortization of deferred loan fees	—	328	—	—	180	—
Amortization of other deferred liabilities	—	322	—	—	167	—
Other interest expense	—	113	—	—	41	—

Total	$95,060	$3,066	3.2%	$52,872	$1,901	3.6%

The Company’s average overall debt for the year ended December 31, 2014 was $95,060 as compared to $52,872 for the comparable period of the previous year. As can be seen from the above table, on a gross basis, our effective interest rate decreased to 2.5%, as compared to 3.4% in 2013, due to lower interest rates on our new senior credit facility agreement. After deductions of capitalized interest and including expenses related to the amortization of deferred liabilities, our effective rate was 3.2% for 2014 as compared to 3.6% in 2013. Lower amortization of discounting on deferred liabilities related to product line acquisitions contributed to the reduction in our effective interest rate in 2014. The table below shows the amount of outstanding debt and the related notional amount on the interest rate swap contract at each of the balance sheet dates:

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Outstanding Variable Rate Debt	Notional Amount on Interest Rate Swap	Percentage of Notional Amount to Debt
At December 31, 2012	$46,000	$44,250	96.2%
At December 31, 2013	51,550	36,750	71.3%
At December 31, 2014	99,400	—	—

Income tax benefit for 2014 was $451, as compared to an expense of $18,916 for 2013. The effective tax rate for 2013 was 35%, whereas for 2014 the benefit was 12.4%. The lower effective tax rate was driven by the increase in income in foreign tax jurisdictions where tax rates are lower than the U.S. statutory rates and lower income generated in the U.S. Further, there was a benefit of $328 related to the release of the reserve for a discrete item. The release of the income tax reserve resulted from the lapse of a statute for a tax year in which the Company is no longer subject to examination. The decrease in the tax rate is partially offset by the reduction in the domestic production deduction resulting from carryback to 2012 of certain tax attributes.

For the year ended December 31, 2014, we included losses on equity investment of $983, as compared to $986 in the same period of 2013. This loss was offset by a gain in dilution of the Company’s shareholding in the amount of $954 at December 31, 2014. No gain was recognized in 2013. In 2014 we adjusted our net income attributable to American Vanguard by $775 for the non-controlling interest’s share of the net losses of our majority-owned subsidiary, Envance, as compared to $517 in 2013. In 2012, the adjustment to our net income attributable to American Vanguard for such losses was $41.

Net income attributable to American Vanguard ended at $4,841 or $0.17 per diluted share in 2014 as compared to $34,449 or $1.19 per diluted share in 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

We believe that the combination of our cash flows from operations, current cash on hand and the availability under the Company’s credit facility will be sufficient to meet our working capital and capital expenditure requirements and provide us with adequate liquidity to meet our anticipated operating needs for at least the next 12 months. Although operating activities are expected to provide cash, to the extent of significant growth in the future, our operating and investing activities will use cash and, consequently, this growth may require us to access some or all of the availability under the credit facility. It is also possible that additional sources of finance may be necessary to support additional growth.

The following summarizes our contractual obligations at December 31, 2014, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1—3 Years	4—5 Years	After 5 Years
Long-term debt	$99,400	$—	$99,400	$—	$—
Notes payable	126	71	55	—	—

Sub-total long-term debt	99,526	71	99,455	—	—
Estimated interest liability(1)	8,708	2,518	6,190	—	—
Accrued royalty obligations	894	127	240	222	305
Deferred earn outs on product acquisitions	1,724	1,301	423	—	—
Employment agreements	3,796	1,850	1,946	—	—
Operating leases—rental properties	2,741	868	568	270	1,035
Operating leases—vehicles	786	471	314	1	—

	$118,175	$7,206	$109,136	$493	$1,340

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

(1)	Estimated interest liability has been calculated using the effective rate for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The revolving line has been assumed to be constant (i.e. $99,400) throughout the remaining term. All of our debt is linked to LIBOR rates.

There were no off-balance sheet arrangements as of December 31, 2014.

Under the terms of the credit facility, all debt outstanding is due when the agreement expires on June 17, 2018.

In addition to the above contractual obligations, $1,958 of unrecognized tax benefits and $215 of accrued penalties and interest have been recorded as long term liabilities as of December 31, 2014. We are uncertain as to if or when such amounts may be settled or any tax benefits may be realized.

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

Weather conditions and lower commodity prices in 2013 also resulted in a downturn in the number of U.S. acres planted in both cotton and peanuts, specifically, a two million acre reduction in cotton acres planted and a 30% drop in peanuts acres. Additionally, the wet spring weather caused some growers in the mid-south and southeast regions to switch from planting corn to soybeans. Since AMVAC supplies crop protection product for corn, cotton and peanuts but does not provide any products for soybeans, these commodity price and weather-related shifts diminished AVD’s year-over- year growth.

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

Our cost of sales for 2013 was $209,674 or 55% of net sales. This compared to $205,065 or 56% of net sales for 2012. The decline in cost of sales as a percentage of net sales in 2013 arose primarily from these factors. In 2013 the Company continued to focus on continuing to limit volumes on products that have lower than average margins. Furthermore, in 2013 our sales team has focused on selling brands and tends to have stronger margins throughout the supply chain over the long term. As detailed in the table, the change in volume, mix, price and manufacturing activity resulted overall in a 1% improvement in gross margin to 45% in 2013 as compared to 44% for the same period of the prior year. This included the benefit of selling prices that increased on average by 4.7% offset by approximately 3.7% increase in raw material costs and manufacturing costs adjusted for the different mix of products manufactured and sold in 2013.

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

On our financial statements for the year ended December 31, 2013 we included losses on equity investment of $986. There were no such losses recorded in 2012. Furthermore, in 2013 we adjusted our net income attributable to American Vanguard by $517 for the non-controlling interest’s share of the net losses of our majority-owned subsidiary, Envance. In 2012, the adjustment to our net income attributable to American Vanguard for such losses was $41.

Net income attributable to American Vanguard decreased by 6.6% and ended at $34,449 or $1.19 per diluted share in 2013 as compared to $36,867 or $1.28 per diluted share in 2012.

Liquidity and Capital Resources

The Company used $34,095 of cash in operating activities during the year ended December 31, 2014, as compared to using $6,214 in the prior year.

Net income of $4,066, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities generated $22,467 as compared to $19,617 in the prior year. Additionally, stock based compensation of $3,853, loss from equity method investment of $983, offset by a gain on dilution of $954, and change in value of deferred income taxes of $2,619, provided a net cash inflow of $33,034, as compared to $60,437 for the same period of 2013.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

As of December 31, 2014, our working capital has increased to $205,804, as compared to $139,007 as of December 31, 2013. This increase was mainly driven by increased inventory levels and to a lesser extent, accounts receivable. Furthermore, our accounts payable decreased and we have small decreases in programs and deferred revenues.

At December 31, 2014, our receivables were $88,423 as compared to $74,952 at the end of the prior year. The change reflects a higher proportion of international sales with longer payment terms, longer credit terms on some corn products sold domestically in the third quarter of 2014 and the specific mix of sales during the final quarter of the year. There have been no material changes in the credit terms offered to customers.

Inventories ended the year at $165,631, as compared to $139,830 at December 31, 2013. The increase was caused by elevated levels of inventory in the channel at the start of the year. During 2014, to a degree, our customers have made decisions to drive down their in-house inventories before buying from the Company. At the end of 2014, we believe that in-channel inventories are lower than at the end of the prior year and should allow more normal levels of buying to occur in 2015. It should also be noted that the Company purchases and holds raw material, intermediate or finished goods inventory from time to time based on a single annual purchase from a single source or supplier, potentially resulting in peaks in the carrying value of inventory. Furthermore, in order to achieve efficient manufacturing runs, the Company may manufacture a particular product only one time a year and then carry high levels of that inventory for a period.

Deferred revenues ended at $898 at December 31, 2014 as compared to $3,788 at December 31, 2013. These amounts are primarily related to prepayment received from some of our customers. The Company continues to build its patented delivery systems in support of field stewardship and, as a result, prepaid expenses and other assets increased by $4,743. Furthermore, as we continue to hold back manufacturing activity, accounts payable decreased by $19,951. Offsetting these changes, the Company reduced its income tax receivable by $4,424 following the filing of our 2013 federal and state tax returns and the receipt of tax overpayments. These effects were offset by the election to carry back 2014 taxable attributes to 2012.

Our program accruals have decreased by $1,084 to end at $52,546 at December 31, 2014, as compared to an increase of $21,295 to end at $53,630 at December 31, 2013, reflecting primarily the mix of business that has driven the financial performance for 2014. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30 of each year. During the 2014 year, the Company made accruals for programs in the amount of $59,671 and made payments in the amount of $60,755. During the prior year, the Company made accruals in the amount of $92,960 and made payments in the amount of $71,665. Furthermore, accrued expenses reduced by $3,018 and other liabilities reduced by $595.

The Company used $7,680 in investing activities in the year ended December 31, 2014 as compared to $18,947 in the same period of 2013. In 2014, the Company spent $7,180 on fixed assets primarily focused on continuing to invest in manufacturing infrastructure, and $500 on investments.

Our financing activities provided net cash of $41,156 in 2014 as compared to using $7,123 in 2013. The main driver for the change is increased borrowings under our senior secured credit facility. The cash provided from the borrowings was used to pay dividends of $5,672, and the payment of other notes payable and long-term liabilities primarily associated with liabilities under deferred purchase agreements on product acquisitions in the amount of $1,756. The Company received $1,966 from the exercise of stock options and the sales of common stock under its ESPP plan (including associated tax benefits), as compared to $2,050 for the same period of last year. The Company’s net borrowings under its senior secured credit facility increased by $47,850 to end at $99,400 as of December 31, 2014, as compared to $51,550 at the end of prior year.

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the balance sheet as at December 31, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	At December 31, 2014			At December 31, 2013
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Revolving line of credit	$99,400	—	$99,400	$51,550	—	$51,550
Notes payable	55	71	126	126	69	195

Total indebtedness	$99,455	$71	$99,526	$51,676	$69	$51,745

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

On July 18, 2014, AMVAC, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. Under the First Amendment, the Consolidated Funded Debt Ratio was increased for the third and fourth quarters of 2014 and the first quarter of 2015, and, further, borrowers are permitted to pay cash dividends to shareholders during the first and second quarters of 2015 notwithstanding prior net income levels. Under the New Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the year and as of December 31, 2014). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. The Company is in compliance with the above key covenants at December 31, 2014.

During 2014, the Company had in place one interest rate swap contract that ended on December 31, 2014. While in place, the interest rate swap contract was accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Losses in other comprehensive income that were expected to be reclassified to earnings in the coming 12 months were $564 and $689 at the end of December 31, 2013 and December 31, 2012, respectively. As a result of the termination of the swap contract (as mentioned above), no balances remain in other comprehensive income at December 31, 2014. Up until the termination of the swap contract, the Company uses a pay fixed, receive 1Month LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. During 2014 and at December 31, 2013, the Company had in place an interest rate swap, the use of which results in a fixed interest rate of 1.73% for the portion of variable rate debt that is covered by the interest rate swap contract. This interest rate swap contract was put in place on March 30, 2011 and ended on December 31, 2014.

Recently Issued Accounting Guidance

In August 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will have to follow the guidance in this ASU when assessing going concern.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

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

Inflation

Management believes inflation has not had a significant impact on the Company’s operations during the past three years. For example, raw material prices have remained essentially flat during the course of 2014 and are not expected to increase significantly in 2015. Looking further out as global economies grow, particularly in China and India, we expect long-term upward pressure on supply demands of raw materials and will cause continual inflationary pressures throughout 2016 and 2017.

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

Inventories —The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor, factory overhead and subcontracting services. The Company writes down and makes adjustments to its inventory net realizable value following assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect manufacturing cost. The Company recorded an inventory reserve allowance of $3,882 at December 31, 2014, as compared to $2,602 at December 31, 2013.

Long-lived Assets—Long-lived assets primarily consist of the costs of Smartbox and Lock and Load containers. The carrying value of long-lived assets is reviewed for impairment quarterly and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates recoverability of an asset group by comparing the carrying value to the future undiscounted cash flows that it expects to generate from the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, measurement of the impairment loss is based on the fair value of the asset. There were no circumstances that would indicate any impairment of the carrying value of these long-lived assets and no impairment losses were recorded in 2014 or 2013.

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

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates, and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effects of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the Company’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in operations.

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815, Derivatives and Hedging, the Company recognizes all derivative instruments as either other assets or other liabilities at fair value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2014, the Company had in place one interest rate swap contract that ended on December 31, 2014. While in place, the interest rate swap contract was accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. As a result of the termination of the swap contract (as mentioned above), no balances remain in other comprehensive income at December 31, 2014. Losses in other comprehensive income that were expected to be reclassified to earnings in the coming 12 months were $564 and $689 at the end of December 31, 2013 and December 31, 2012, respectively.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(Dollars in thousands, except per share data)

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to assets associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350, under which identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on a quarterly and an annual basis and anytime when there is a specific indicator for impairment, relying on a number of factors including operating results, business plans and future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets. The impairment test for identifiable intangible assets not subject to amortization consists of either a qualitative assessment or a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 31, 2014 and determined that one asset must be written down to zero, generating an impairment loss of $319. There were no similar impairment losses recorded in 2013 or 2012.

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

The Company’s cash flow hedge related to a variable debt instrument and outstanding foreign currency derivative used to hedge foreign currency balances are measured at fair value on a recurring basis. There was no such derivative instrument in place at December 31, 2014.

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

Disclosure Controls and Procedures

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, as of December 31, 2014, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2014, the Company’s internal control over financial reporting is effective.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of AVD’s internal control over financial reporting as of December 31, 2014. Its reports are included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited American Vanguard Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Vanguard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Vanguard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Vanguard Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

February 27, 2015

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Company,” “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held in 2015 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2014, is incorporated herein by reference.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(b)	Exhibits:

The exhibits listed on the accompanying Index to Exhibits, pages 63-64 are filed as part of this annual report.

(c)	Valuation and qualifying accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

Fiscal Year Ended	Balance at Beginning of Period	Additions Charged to		Deductions	Balance at End of Period
		Costs and Expenses	Other
December 31, 2014	$392	$75	$—	$(301)	$166
December 31, 2013	$623	$—	$(231)	$—	$392
December 31, 2012	$340	$—	$283	$—	$623

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute Chief Executive Officer and Chairman of the Board		David T. Johnson Chief Financial Officer and Principal Accounting Officer

	February 27, 2015		February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute Principal Executive Officer and Chairman of the Board		David T. Johnson Principal Financial Officer and Principal Accounting Officer

	February 27, 2015		February 27, 2015

By:	/s/ DEBRA EDWARDS	By:	/s/ JOHN L. KILLMER
	Debra Edwards Director		John L. Killmer Director

	February 27, 2015		February 27, 2015

By:	/s/ LAWRENCE S. CLARK	By:	/s/ CARL R. SODERLIND
	Lawrence S. Clark Director		Carl R. Soderlind Director

	February 27, 2015		February 27, 2015

By:	/s/ MORTON D. ERLICH	By:	/s/ ALFRED INGULLI
	Morton D. Erlich Director		Alfred Ingulli Director

	February 27, 2015		February 27, 2015

By:	/s/ ESMAIL ZIRAKPARVAR	By:	/s/ SCOTT D. BASKIN
	Esmail Zirakparvar Director		Scott D. Baskin Director

	February 27, 2015		February 27, 2015

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Vanguard Corporation

Newport Beach, California

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index under Item 15(c). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Vanguard Corporation at December 31, 2014 and 2013, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Vanguard Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

February 27, 2015

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(In thousands, except share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,885	$6,680
Receivables:
Trade, net of allowance for doubtful accounts of $166 and $392, respectively	86,027	74,060
Other	2,396	892

	88,423	74,952

Inventories	165,631	139,830
Prepaid expenses	13,415	11,435
Income taxes receivable	5,964	10,088
Deferred income tax assets	8,731	6,521

Total current assets	287,049	249,506
Property, plant and equipment, net	50,026	52,468
Intangible assets, net of applicable amortization	100,211	107,007
Other assets	35,885	38,462

	$473,171	$447,443

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of other notes payable	$71	$69
Current installments of other liabilities	1,357	2,132
Accounts payable	20,411	40,702
Deferred revenue	898	3,788
Accrued program costs	52,546	53,630
Accrued expenses and other payables	5,962	10,178

Total current liabilities	81,245	110,499
Long-term debt and other notes payable, excluding current installments	99,455	51,676
Other liabilities, excluding current installments	3,309	4,143
Deferred income tax liabilities	28,159	23,330

Total liabilities	212,168	189,648

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,550,477 shares in 2014 and 31,092,782 shares in 2013	3,156	3,109
Additional paid-in capital	66,232	60,160
Accumulated other comprehensive loss	(1,970)	(1,048)
Retained earnings	202,488	202,470

	269,906	264,691
Less treasury stock at cost, 2,450,634 shares in 2014 and 2,380,634 shares in 2013	(8,269)	(6,738)

American Vanguard Corporation stockholders’ equity	261,637	257,953
Non-controlling interest	(634)	(158)

Total stockholders’ equity	261,003	257,795

	$473,171	$447,443

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	2014	2013	2012
Net sales	$298,634	$381,021	$366,190
Cost of sales	184,138	209,674	205,065

Gross profit	114,496	171,347	161,125
Operating expenses	107,786	115,612	101,802

Operating income	6,710	55,735	59,323
Interest expense	3,172	2,176	2,872
Interest income	(19)	(1)	(1)
Interest capitalized	(87)	(274)	(400)

Income before provision for income taxes and loss on equity investment	3,644	53,834	56,852
Income taxes (benefit) expense	(451)	18,916	20,026

Income before loss on equity investment	4,095	34,918	36,826
Less net loss from equity method investment	(29)	(986)	—

Net income	4,066	33,932	36,826
Add back net loss attributable to non-controlling interest	775	517	41

Net income attributable to American Vanguard	$4,841	$34,449	$36,867

Change in fair value of interest rate swaps	340	388	158
Foreign currency translation adjustment	(1,262)	326	330

Comprehensive income	$3,919	$35,163	$37,355

Earnings per common share—basic	$.17	$1.22	$1.32

Earnings per common share—assuming dilution	$.17	$1.19	$1.28

Weighted average shares outstanding—basic	28,436	28,301	27,914

Weighted average shares outstanding—assuming dilution	28,912	28,899	28,756

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2014, 2013 and 2012

(In thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2011	29,845,047	$2,985	$45,966	$143,524	$(2,250)	2,260,996	$(3,153)	$187,072	—	$187,072
Stocks issued under ESPP	40,116	4	547	—	—	—	—	551	—	551
Cash dividends on common stock ($0.22 per share)	—	—	—	(6,148)	—	—	—	(6,148)	—	(6,148)
Foreign currency translation adjustment, net	—	—	—	—	330	—	—	330	—	330
Stock based compensation	—	—	2,950	—	—	—	—	2,950	—	2,950
Changes in fair value of interest swap	—	—	—	—	158	—	—	158	—	158
Stock options exercised and grants of restricted stock units	881,567	88	4,239	—	—	49,638	(1,651)	2,676	—	2,676
Excess tax benefits from share based payment arrangements	—	—	621	—	—	—	—	621	—	621
Non-controlling interest contribution	—	—	—	—	—	—	—	—	400	400
Net (loss) income	—	—	—	36,867	—	—	—	36,867	(41)	36,826

Balance, December 31, 2012	30,766,730	3,077	54,323	174,243	(1,762)	2,310,634	(4,804)	225,077	359	225,436
Stocks issued under ESPP	27,923	3	740	—	—	—	—	743	—	743
Cash dividends on common stock ($0.22 per share)	—	—	—	(6,222)	—	—	—	(6,222)	—	(6,222)
Foreign currency translation adjustment, net	—	—	—	—	326	—	—	326	—	326
Stock based compensation	—	—	3,819	—	—	—	—	3,819	—	3,819
Changes in fair value of interest swap	—	—	—	—	388	—	—	388	—	388
Stock options exercised and grants of restricted stock units	298,129	29	838	—	—	—	—	867	—	867
Excess tax benefits from share based payment arrangements	—	—	440	—	—	—	—	440	—	440
Shares repurchased	—	—	—	—	—	70,000	(1,934)	(1,934)	—	(1,934)
Net (loss) income	—	—	—	34,449	—	—	—	34,449	(517)	33,932

Balance, December 31, 2013	31,092,782	3,109	60,160	202,470	$(1,048)	2,380,634	(6,738)	257,953	(158)	257,795
Stocks issued under ESPP	47,213	6	800	—	—	—	—	806	—	806
Cash dividends on common stock ($0.17 per share)	—	—	—	(4,823)	—	—	—	(4,823)	—	(4,823)
Foreign currency translation adjustment, net	—	—	—	—	(1,262)	—	—	(1,262)	—	(1,262)
Stock based compensation	—	—	4,153	—	—	—	—	4,153	—	4,153
Changes in fair value of interest swap	—	—	—	—	340	—	—	340	—	340
Stock options exercised and grants of restricted stock units	410,482	41	819	—	—	—	—	860	—	860
Excess tax benefits from share based payment arrangements	—	—	300	—	—	—	—	300	—	300
Shares repurchased	—	—	—	—	—	70,000	(1,531)	(1,531)	—	(1,531)
Non-controlling interest contribution	—	—	—	—	—	—	—	—	299	299
Net (loss) income	—	—	—	4,841	—	—	—	4,841	(775)	4,066
Balance, December 31, 2014	31,550,477	$3,156	$66,232	$202,488	$(1,970)	2,450,634	$(8,269)	$261,637	$(634)	$261,003

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Increase cash
Cash flows from operating activities:
Net income	$4,066	$33,932	$36,826
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of fixed and intangible assets	16,332	14,845	13,487
Amortization of other long term assets	5,811	4,598	2,925
Amortization of discounted liabilities	324	174	818
Stock-based compensation	4,153	3,819	2,950
Tax benefit from exercise of stock options	(300)	(440)	(621)
Increase (decrease) in deferred income taxes	2,619	2,523	(886)
Operating loss from equity method investment	983	986	—
Gain from dilution of equity method investment	(954)	—	—
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(13,471)	2,351	(7,505)
Increase in inventories	(25,801)	(51,879)	(16,883)
Decrease (increase) in income tax receivable/payable, net	4,424	(10,961)	2,137
Increase in prepaid expenses and other assets	(4,743)	(19,733)	(23,725)
(Decrease) increase in accounts payable	(19,951)	8,252	9,781
(Decrease) increase in deferred revenue	(2,890)	(16,639)	12,856
(Decrease) increase in other payables and accrued expenses	(4,697)	21,958	8,264

Net cash (used in) provided by operating activities	(34,095)	(6,214)	40,424

Cash flows from investing activities:
Capital expenditures	(7,180)	(15,260)	(17,628)
Investment	(500)	(3,687)	—
Acquisitions of intangible assets	—	—	(3,473)

Net cash used in investing activities	(7,680)	(18,947)	(21,101)

Cash flows from financing activities:
Net borrowings under line of credit agreement	47,850	51,550	—
Payments on long-term debt	—	(46,000)	(8,443)
Payment on other long-term liabilities	(1,756)	(1,831)	(6,035)
Tax benefit from exercise of stock options	300	440	621
Decrease in other notes payable	—	(6,154)	(51)
Repurchases of common stock	(1,531)	(1,934)	—
Proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	1,666	1,610	3,227
Non-controlling interest contribution	299	—	400
Payment of cash dividends	(5,672)	(4,804)	(6,148)

Net cash provided by (used in) financing activities	41,156	(7,123)	(16,429)

Net (decrease) increase in cash	(619)	(32,284)	2,894
Effect of exchange rate changes on cash	(1,176)	488	497
Cash and cash equivalents at beginning of year	6,680	38,476	35,085

Cash and cash equivalents at end of year	$4,885	$6,680	$38,476

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$2,298	$1,777	$1,891

Income taxes	$(8,206)	$25,271	$18,048

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	2014	2013	2012
Net sales:
Insecticides	$135,705	$193,623	$194,060
Herbicides/soil fumigants/fungicides	101,785	121,042	89,899
Other, including plant growth regulators	30,220	31,849	45,581

Total crop	267,710	346,514	329,540
Non-crop	30,924	34,507	36,650

	$298,634	$381,021	$366,190

Gross profit:
Crop	$101,633	$155,275	$142,019
Non-crop	12,863	16,072	19,106

	$114,496	$171,347	$161,125

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

Operating Expenses—Operating expenses include cost centers for Selling, General and Administrative, Research, Product Development, and Regulatory, Freight, Delivery and Warehousing.

	2014	2013	2012
Selling	$31,593	$32,929	$25,869
General and administrative	27,057	33,536	29,715
Research, product development and regulatory	21,206	21,644	20,750
Freight, delivery and warehousing	27,930	27,503	25,468

	$107,786	$115,612	$101,802

Freight, Delivery and Warehousing Expense—Freight, delivery and warehousing costs incurred by the Company are reported as operating expenses.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating costs (specifically in selling expenses) in the consolidated statements of operations and were $4,322 in 2014, $4,011 in 2013 and $2,680 in 2012.

Inventories —The Company values its inventories at lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method, including material, labor, factory overhead and subcontracting services. The Company writes down and makes adjustments to its inventory carrying values as a result of the effects of unutilized capacity, net realizable value assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect manufacturing cost. The Company recorded an inventory reserve allowance of $3,882 at December 31, 2014, as compared to $2,602 at December 31, 2013.

The components of inventories consist of the following:

	2014	2013
Finished products	$142,853	$126,872
Raw materials	22,778	12,958

	$165,631	$139,830

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

Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicators, driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

Long-lived Assets— Long-lived assets primarily consist of the costs of Smartbox and Lock and Load containers. The carrying value of long-lived assets is reviewed for impairment quarterly and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates recoverability of an asset group by comparing the carrying value to the future undiscounted cash flows that it expects to generate from the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, measurement of the impairment loss is based on the fair value of the asset. There were no circumstances that indicate any impairment of the carrying value of these long-lived assets and, as a result, no impairment losses were recorded in 2014 or 2013.

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

Foreign Currency Translation—Assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, have been translated at period end exchange rates, and profit and loss accounts have been translated using weighted average yearly exchange rates. Adjustments resulting from translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments in other comprehensive income (loss). The effects of foreign currency exchange gains and losses on transactions that are denominated in currencies other than the Company’s functional currency are remeasured to the functional currency using the end of the period exchange rates. The effects of remeasurement related to foreign currency transactions are included in the Company’s operating results.

Derivative financial instruments and hedge activities—In accordance with FASB ASC 815, Derivatives and Hedging, the Company recognizes all derivative instruments as either other assets or other liabilities at fair value on the balance sheet. In accordance with the hierarchy contained in FASB ASC 820, Fair Value Measurements, the Company calculated fair value using observable inputs other than Level 1 quoted prices (Level 2). During 2014, the Company had in place one interest rate swap contract that ended on December 31, 2014. While in place, the interest rate swap contract was accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. As a result of the termination of the swap contract (as mentioned above), no balances remain in other comprehensive income at December 31, 2014. Losses in other comprehensive income that were expected to be reclassified to earnings in the coming 12 months were $564 and $689 at the end of December 31, 2013 and December 31, 2012, respectively.

The following tables illustrate the impact of derivatives on the Company’s statement of operations for the year ended December 31, 2014 and 2013.

The Effect of Derivative Instruments on the Statement of Financial Performance For the Period Ended December 31
Derivatives in ASC 815 Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Hedging Relationships	2014	2013	(Effective Portion)	2014	2013	(Ineffective Portion)	2014	2013
Interest rate contracts	$(30)	$(75)	Interest expense	$(594)	$(712)	Interest expense	$(3)	$(1)

Total	$(30)	$(75)		$(594)	$(712)		$(3)	$(1)

The counterparty to the interest rate derivative financial instrument that had been held by the Company during 2014 is Bank of the West, the Company’s primary bank. Pledged cash collateral was not required under the interest rate swap contract. There are no derivative financial instruments at December 31, 2014.

Goodwill and Other Intangible Assets—The primary identifiable intangible assets of the Company relate to assets associated with its product acquisitions. The Company adopted the provisions of FASB ASC 350, under which identifiable intangibles with finite lives are amortized and those with indefinite lives are not amortized. The estimated useful life of an identifiable intangible asset to the Company is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. The Company re-evaluates whether these intangible assets are impaired on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets. The impairment test for identifiable intangible assets not subject to amortization consists of either a qualitative assessment or a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss, if any, is recognized for the amount by which the carrying value exceeds the fair value of the asset. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular asset(s) being tested for impairment as well as selecting a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by the Company, in such areas as: future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets. The Company has performed an impairment review for the year ending December 31, 2014 and determined that one asset must be written down to zero, generating an impairment loss of $319. There were no similar impairment losses recorded in 2013 or 2012.

Fair Value of Equity Investment—The Company utilizes the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. In February 2014, TyraTech issued 37,391,763 shares, raising approximately £1.87 ($3.1) million. In July 2014, TyraTech issued a further 50,000,000 shares and raised approximately £3.5 ($5.9) million. Due to the share issuance in both periods, the Company recognized a total gain of $954 from the dilution of the Company’s ownership position as required by ASC 323. In October 2014, the Company exercised warrants in the amount of $500 and purchased 6,155,000 shares in TyraTech. As of December 31, 2014, the Company’s ownership position in TyraTech was approximately 21.18%. At December 31, 2014, the carrying value of the Company’s investment in TyraTech was $3,172 and the quoted market value based on TyraTech’s share price (Level 1 input) was $3,555. TyraTech’s shares trade on the AIM market of the London Stock Exchange under the trading symbol ‘TYR’. The Company’s equity investment is included in other assets on the consolidated balance sheet.

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

Per Share Information—FASB ASC 260 requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution to EPS that could occur if securities or other contracts, which, for the Company, consists of restricted stock grants and options to purchase shares of the Company’s common stock, are exercised as calculated using the treasury stock method.

The components of basic and diluted earnings per share were as follows:

	2014	2013	2012
Numerator:
Net income attributable to American Vanguard	$4,841	$34,449	$36,867

Denominator:
Weighted average shares outstanding—basic	28,436	28,301	27,914
Dilutive effect of stock options and grants	476	598	842

	28,912	28,899	28,756

The Company excluded 1,616 stock options from the computation of diluted earnings per share for the year ended December 31, 2014, because they are anti-dilutive. For the years ended December 31, 2013 and 2012, no options were excluded from the computation.

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

Total comprehensive income—In addition to net income, total comprehensive income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. For the years ended December 31, 2014 and 2013, total comprehensive income consisted of net income attributable to American Vanguard, the change in fair value of interest rate swaps and foreign currency translation adjustments.

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

Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized is reduced for forfeitures as required by FASB ASC 718. Estimated forfeitures recognized in the Company’s Consolidated Statement of Operations reduced compensation expense by $247, $247, and $88 for the years ended December 31, 2014, 2013, and 2012, respectively. The Company estimates that 7.3% of all restricted stock grants, 20.7% of the performance based restricted shares and 4.2% of all stock option grants that are currently vesting will be forfeited. These estimates are reviewed quarterly and revised as necessary.

The below table illustrates the Company’s unamortized stock-based compensation expenses as of December 31, 2014 and December 31, 2013 that will be recognized over the respective weighted average period. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

	2014		2013
Description	Unamortized Stock-Based Compensation Expenses	Remaining Weighted Average Period (yrs)	Unamortized Stock-Based Compensation Expenses	Remaining Weighted Average Period (yrs)
Options	$1,457	3.0	$21	0.5
Performance Based Options	551	3.0	—	—
Restricted Stock	4,829	1.8	5,550	1.9
Performance Based Restricted Stock	1,249	2.1	564	2.4

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions:

2014
Risk free interest rate	2.00%
Dividend yield	0.9%
Volatility factor	48.9%
Weighted average life (years)	6.5 years

The weighted average grant-date fair values of options granted during 2014 was $5.27. There were no option shares granted during 2013 and 2012.

The expected volatility and expected life assumptions are highly complex and use subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company estimates the expected term or vesting period using the “safe harbor” provisions of SAB 107 and SAB 110. The Company used historical volatility as a proxy for estimating expected volatility.

The Company values restricted stock grants using the Company’s traded stock price on the date of grant. The weighted average grant-date fair values of restricted stock grants during 2014, 2013, and 2012 were $14.81, $30.91, and $21.51, respectively.

Recently Issued Accounting Guidance

In August 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will have to follow the guidance in this ASU when assessing going concern.

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

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2014 and 2013 consist of the following:

	2014	2013	Estimated useful lives
Land	$2,458	$2,458
Buildings and improvements	14,380	14,167	10 to 30 years
Machinery and equipment	107,899	94,184	3 to 15 years
Office furniture, fixtures and equipment	4,698	9,717	3 to 10 years
Automotive equipment	374	278	3 to 6 years
Construction in progress	3,432	10,615

	133,241	131,419
Less accumulated depreciation	(83,215)	(78,951)

	$50,026	$52,468

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Revolving line of credit(a)	$99,400	$51,550
Notes payable	126	195

	99,526	51,745
Less current installments	(71)	(69)

	$99,455	$51,676

Approximate principal payments on long-term debt at December 31, 2014 are as follows:

2015	$71
2016	55
2017	—
2018	99,400

$99,526

a)	On July 11, 2014, AMVAC Chemical Corporation (“AMVAC”), our principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The First Amendment amends the Second Amended and Restated Credit Agreement (“2013 Credit Agreement”) dated as of June 17, 2013. Under the terms of the First Amendment, the Consolidated Funded Debt Ratio was increased for the third and fourth quarters of 2014 and the first quarter of 2015, and, further, borrowers are permitted to pay cash dividends to shareholders during the first and second quarters of 2015, notwithstanding prior levels of net income. The 2013 Credit Agreement, as amended by the First Amendment (the “Credit Agreement”) is a senior secured lending facility with a five year term and consisting of a revolving line of credit of $200 million and an accordion feature for up to $100 million. The Credit Agreement includes both AMVAC CV and AMVAC BV as borrowers. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The senior secured revolving line of credit matures on June 17, 2018.

The Company uses a pay fixed, receive 1M LIBOR (London Interbank Offered Rate) interest rate swap to manage the interest expense generated by variable rate debt. At December 31, 2014 the Company did not have an interest rate swap in place. At December 31, 2013 and 2012, the Company had in place an interest rate swap, the use of which resulted in a fixed interest rate of 3.39% for the portion of variable rate debt that was covered by the interest rate swap contract. The interest rate swap contract was put in place on March 30, 2011 and expired on December 31, 2014. The table below shows the amount of outstanding debt and the related notional amount on the interest rate swap contract at each of the balance sheet dates:

	Outstanding Variable Rate Debt	Notional Amount on Interest Rate Swap
At December 31, 2012	$46,000	$44,250
At December 31, 2013	51,550	36,750
At December 31, 2014	99,400	—

Under the New Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the year and as of December 31, 2014). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

At December 31, 2014, total indebtedness is $99,526 as compared to $51,745 at December 31, 2013. At December 31, 2014, based on its performance against the most restrictive covenants listed above, the Company has the capacity to increase its borrowings by up to the maximum limit of $26,143 according to the terms of the Credit Agreement.

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

The Company has various loans in place that together constitute the short-term and long-term loan balances shown in the consolidated balance sheets at December 31, 2014 and December 31, 2013. These are summarized in the following table:

Indebtedness	December 31, 2014			December 31, 2013
$000’s	Long-term	Short-term	Total	Long-term	Short-term	Total
Revolving line of credit	$99,400	$—	$99,400	$51,550	$—	$51,550
Notes payable	55	71	126	126	69	195

Total indebtedness	$99,455	$71	$99,526	$51,676	$69	$51,745

On June 17, 2013, all outstanding term loans were converted into revolving debt. The average amount outstanding on the term loan during the years ended December 31, 2013 and 2012 was $23,318 and $50,957, respectively. The weighted average interest rate on the term loan during the years ended December 31, 2013 and 2012 was 3.8% and 3.7%, respectively.

The average amount outstanding on the senior secured revolving line of credit during the years ended December 31, 2014 and 2013 was $94,899 and $29,284, respectively. The weighted average interest rate on the revolving credit line during the years ended December 31, 2014 and 2013 was 2.5% and 3.1% respectively.

(3) Income Taxes

The components of income tax (benefit) expense are:

	2014	2013	2012
Current:
Federal	$(4,256)	$12,285	$17,448
State	251	3,007	2,528
Foreign	934	1,101	1,027
Deferred:
Federal	3,492	2,213	(590)
State	(872)	310	(387)

	$(451)	$18,916	$20,026

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35.0% to income before income tax expense as a result of the following:

	2014	2013	2012
Computed tax expense at statutory federal rates	$1,536	$18,678	$19,911
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	(11)	1,983	1,947
Domestic production deduction	420	(1,142)	(1,661)
Income tax credits	(728)	(724)	(395)
Foreign tax rate differential	(2,159)	(1,459)	(195)
Subpart F income	338	—	87
Other expenses	153	1,580	332

	$(451)	$18,916	$20,026

The components of income before provision for income tax expense (benefit) are as follows:

	2014	2013	2012
Domestic	$(5,196)	$46,520	$53,361
Foreign	8,840	7,314	3,491

	$3,644	$53,834	$56,852

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2014 and 2013 relate to the following:

	2014	2013
Current:
Inventories	$5,558	$4,398
State income taxes	(633)	(331)
Vacation pay accrual	776	648
Accrued bonuses	95	1,791
Bad debt	45	169
Prepaid expenses	(1,314)	(1,929)
Stock compensation	2,446	1,281
Other	1,758	494

Net deferred tax asset	$8,731	$6,521

Non-Current:
Plant and equipment, principally due to differences in depreciation and capitalized interest	$(28,365)	$(25,662)
NOL Carryforward	361	—
Tax credit	319	14
Fair value adjustment	—	207
Other	(474)	2,111

Net deferred tax liability	(28,159)	(23,330)

Total net deferred tax liability	$(19,428)	$(16,809)

The following is a roll-forward of the Company’s total gross unrecognized tax liabilities, not including interest and penalties, for the fiscal year ended December 31, 2014:

	2014	2013
	Gross Unrecognized Tax Liabilities	Gross Unrecognized Tax Liabilities
Balance at December 31, 2013	$1,692	$282
Additions for tax positions related to the current year	140	1,290
Additions for tax positions related to the prior year	499	161
Deletion for tax positions related to the prior year	(373)	(41)

Balance at December 31, 2014	$1,958	$1,692

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. For the year ended December 31, 2014, the Company had recognized approximately $215 in interest and penalties related to unrecognized tax benefits accrued.

It is expected that the amount of unrecognized tax benefits will change within the next 12 months; however we do not expect the change to have a significant impact on our consolidated financial statements. At this time, an estimate of the range of the reasonable possible outcomes cannot be made.

The Company believes it is more likely than not that the deferred tax assets detailed in the table above will be realized in the normal course of business. It is the intent of the Company that undistributed earnings of foreign subsidiaries are permanently reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. This amounted to $23,803 and $16,202 as of December 31, 2014 and December 31, 2013, respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred United States income tax liability is not practical due to the complexities of a hypothetical calculation.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2011 through 2013 tax years. State income tax returns are subject to examination for the 2010 through 2013 tax years.

The Company’s research and development credit is currently under audit by the California Franchise Tax Board for the years ended December 31, 2004 through December 31, 2006. In February 2015, the Company has agreed in principle to settle this matter for partial payment of the claimed refund plus interest.

(4) Litigation and Environmental

A. DBCP Cases

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the U.S. EPA to control nematodes. DBCP was also applied on banana farms in Latin America. The U.S. EPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The U.S. EPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product.

At present, there are four domestic lawsuits and approximately 85 Nicaraguan lawsuits, filed by former banana workers in which AMVAC has been named as a party. Only two of the Nicaraguan actions have actually been served on AMVAC.

As described more fully below, activity in domestic cases during 2014 is as follows: in Hawaii, Patrickson, et. al. v. Dole Food Company, et. al which had been dismissed in 2011 (for expiration of the statute of limitations), remains on appeal; and Adams, from which co-defendant Dole was dismissed, is on appeal with respect to such dismissal and, at any rate, involves claims that pre-dated AMVAC’s sales into the relevant market. All but two matters that had been pending in Louisiana and Delaware have been dismissed (and affirmed on appeal) based upon the applicable statutes of limitation. Two Delaware cases (Abad-Castillo and Marquinez) (involving claims brought on behalf of 2,700 plantation workers from Costa Rica, Ecuador, Guatemala and Panama) were dismissed on summary judgment (for expiration of the applicable statute of limitations) and are on appeal. With respect to Nicaraguan matters, there was no change in status during 2014.

Delaware Matters

On May 31, 2012, two cases (captioned, Abad-Castillo and Marquinez) were filed with the United States District Court for the District of Delaware (USCD DE No. 1:12-CV-00696-RGA) involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala and Panama. Defendant Dole brought a motion to dismiss 22 plaintiffs from the Abad-Castillo case on the ground that they were parties in cases that had been previously filed by the Hendler law firm in Louisiana. On September 19, 2013, the appeals court granted, in part, and denied, in part, the motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed (as they were named as plaintiffs in prior actions). As for the remaining eight plaintiffs, the court found that there was a question as to whether they were parties to earlier cases in Louisiana. On May 27, 2014, the district court granted defendant Dole’s motion to dismiss the matter without prejudice on the grounds that the applicable statutes of limitation had expired. Then, on August 5, 2014, the parties stipulated to summary judgment in favor of all defendants (on the same grounds as the earlier motion) and the court entered final judgment in the matter. Plaintiffs have appealed this ruling, and, while the appeals court heard oral argument in December 2014, it has not yet issued its ruling. The company believes that a loss is neither probable nor reasonably estimable and, accordingly, has not recorded a loss contingency on these matters.

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

After several years of law and motion activity, Dow filed a motion for summary adjudication as to the remaining plaintiffs based on the statute of limitations, as they had filed suit in Florida in 1995. All defendants joined in this motion. The court granted this motion on June 9, 2009. Plaintiffs’ counsel unsuccessfully argued that their claims were tolled by prior class action cases. On November 30, 2009, the court denied a motion for reconsideration. Judgment in favor of the defendants was entered on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. In March 2011, Dow filed a brief in opposition to the appeal, arguing that plaintiffs are barred from this action by the applicable statute of limitations. The appellate court heard oral argument on the appeal in September 2014 but has not yet issued a ruling. The Company does not believe that a loss is either probable or reasonably estimable and, accordingly, has not recorded a loss contingency for this matter.

Adams v. Dole Food Company et al

On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers and their spouses, alleging that they had testicular cancer due to DBCP exposure: Adams v. Dole Food Company et al in the First Circuit for the State of Hawaii. The complaint was filed on June 29, 2007 and names Dole Food Company, Standard Fruit and Steamship Company, Dole Fresh Food, Pineapple Growers Association, AMVAC, Shell Oil Company, Dow Chemical Company and Occidental Chemical Corporation. Plaintiff Mark Adams alleges he was exposed to DBCP in 1974 and 1975 while working on Dole’s plantation on Oahu. Plaintiff Nelson Ng alleges he was exposed between 1971 and 1973 while working in Lanai City, Lanai. AMVAC answered the complaint on or about December 14, 2007. While little discovery has taken place, AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Dole Food Company was dismissed on the basis of the exclusive remedy of worker’s compensation benefits, as it was the employer of plaintiffs. In October 2014, the appellate court upheld the dismissal but granted plaintiffs the right to amend its complaint. However, in light of the fact that Plaintiffs’ request (made in November 2012) to substitute new counsel was denied, until new counsel is properly substituted, Plaintiffs cannot proceed further with the matter. The Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency for this matter.

Nicaraguan Matters

A review of court filings in Chinandega, Nicaragua, has found 85 suits alleging personal injury allegedly due to exposure to DBCP and involving approximately 3,592 plaintiffs have been filed against AMVAC and other parties. Of these cases, only two— Flavio Apolinar Castillo et al. v. AMVAC Chemical Corporation et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC Chemical Corporation et al., No. 679/04Castillo and Suazo, (which were filed in 2004 and involve 15 banana workers) have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1,000 in compensatory damages and $5,000 in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical Company and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC has objected to personal jurisdiction and demanded under Law 364 that the claims be litigated in the United States. In 2007, the court denied these objections, and AMVAC appealed the denial. It is not presently known as to how many of these plaintiffs actually claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Further, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. Nor have Nicaraguan claimants had success in bringing actions domestically, as one U.S. court has dismissed such an action on its own motion after finding pervasive fraud on behalf of claimants and their counsel. With respect to the pending Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency for these matters.

B. Other Matters

Brazilian Citation. On or about October 5, 2009, IBAMA (the Brazilian equivalent of the U.S. EPA) served AMVAC Brazil with a Notice of Violation alleging that two lots of Granutox 150 (formulated product having phorate as the active ingredient) stored at BASF S.A. (AMVAC’s exclusive distributor in Brazil) and FMC Quimica do Brasil Ltda. (which formulates end-use product in that country) were not in compliance with the end-use registration on file with IBAMA. Specifically, IBAMA alleged that the color of the lots (gray) was inconsistent with the description in IBAMA’s files (pink). IBAMA also indicated an intention to assess a fine of approximately $200 against AMVAC B. The Company has challenged the citation, for among other reasons, on the ground that the change in color has to do with the removal of a coloring component and that such removal poses no environmental or toxicity risk. IBAMA has denied AMVAC B’s first and second appeals. Accordingly, on November 20, 2014, the Company paid $168 in full settlement of this matter. Thus, this matter is concluded.

Sanchez v. Agro Logistics. AMVAC has been named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products over the course of their employment as laborers from 1989 through 2012. We believe that the claims have no merit, intend to defend the matter vigorously, and has entered into a joint defense arrangement with certain other defendants. A fair amount of discovery, including plaintiff’s deposition, has been completed. Plaintiffs are unable to confirm whether they used or were exposed to any of the Company’s products. The Company will continue to defend this matter and does not believe that a loss is either probable or reasonably estimable. Accordingly, the Company has not recorded a reserve for this matter.

Galvan v. AMVAC. On April 7, 2014, an action entitled Graciela Galvan v. AMVAC Chemical Corp. was filed with the Superior Court for the State of California for the County of Orange as case number 00716103CXC. This is a putative class action brought under California Labor Code Section 2698 under which claimant, an inactive employee currently on leave, seeks civil penalties on behalf of herself and other allegedly “similarly aggrieved employees” under various Labor Code sections relating to overtime compensation, minimum wages, meal periods, and rest periods among other things. The Company believes that the claims have no merit and intends to defend the matter vigorously. Limited discovery has taken place since the filing of the action; however, the deposition of plaintiff has yet to be taken. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a reserve for the matter.

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $1,445, $1,330 and $982 in 2014, 2013 and 2012, respectively.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An aggregate of approximately 1,000,000 shares of the Company’s Common Stock, par value $.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) may be sold pursuant to the Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors in December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011 following shareholders’ ratification of the extended expiration date. In December 2013, the Board of Directors resolved to extend the expiration date of the Plan five years, that is, until December 31, 2018. Under the Plan, as amended as of June 30, 2011, 995,000 shares of the Company’s common stock were authorized. As of December 31, 2014 and 2013, 854,007 and 901,220 shares remained available under the plan, respectively.

Shares of common stock purchased through the Plan in 2014, 2013 and 2012 were 47,213, 27,923 and 40,116, respectively.

(6) Major Customers and Export Sales

In 2014, there were three companies that accounted for 20%, 11% and 8% of the Company’s consolidated sales. In 2013, there were three companies that accounted for 17%, 13%, and 8% of the Company’s consolidated sales. In 2012, there were three companies that accounted for 19%, 10% and 8% of the Company’s consolidated sales.

The Company primarily sells its products to large distributors, buying cooperatives and groups and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 21%, 12% and 10% of the Company’s receivables as of December 31, 2014. The Company had three significant customers who each accounted for approximately 14%, 10% and 8% of the Company’s receivables as of December 31, 2013 and 20%, 11% and 7% of the Company’s receivables as of December 31, 2012. The Company has long-standing relationships with its customers and the Company considers the credit risk to be low.

Worldwide export sales for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Mexico	$14,601	$15,661	$17,980
South & Central America	16,585	15,491	16,374
Europe	13,249	12,942	9,744
Asia	7,683	8,129	7,308
Africa	9,310	8,322	7,229
Australia	4,202	2,692	4,444
Canada	4,910	3,976	4,320
Middle East	3,166	2,500	2,495
Other	—	59	15

	$73,706	$69,772	$69,909

(7) Royalties

The Company entered into a licensing agreement in December 2012 that requires a minimum annual royalty payable through 2022. In addition, the Company had other royalty agreements in place that extended through December 2013. Those agreements related to the acquisition of certain products as well as various licensing arrangements, none of which contained a minimum royalty provision. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $33, $116 and $38 for 2014, 2013 and 2012, respectively.

(8) Product Acquisitions

All product acquisitions made after January 1, 2009 have been accounted for pursuant to FASB ASC 805.

The following schedule represents intangible assets recognized in connection with product acquisitions (See description of Business, Basis of Consolidation and Significant Accounting Policies for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2011	$116,189
Acquisitions during fiscal 2012	3,473
Impact of movement in exchange rates	(118)
Amortization expense	(6,023)

Intangible assets at December 31, 2012	$113,521
Impact of movement in exchange rates	(162)
Amortization expense	(6,352)

Intangible assets at December 31, 2013	$107,007
Write off during fiscal 2014	(319)
Impact of movement in exchange rates	(86)
Amortization expense	(6,391)

Intangible assets at December 31, 2014	$100,211

The following schedule represents the gross carrying amount and accumulated amortization of the intangible assets. Product rights are amortized over their expected useful lives of 25 years. Customer lists are amortized over their expected useful lives of ten years, and trademarks are amortized over their expected useful lives of 25 years.

	2014			2013
$000’s	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product Rights	$138,466	$49,733	$88,733	$139,094	$44,254	$94,840
Customer Lists	1,091	437	654	1,091	328	763
Trademarks	12,941	2,117	10,824	12,941	1,537	11,404

Total Intangibles	$152,498	$52,287	$100,211	$153,126	$46,119	$107,007

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,
2015	$6,371
2016	6,371
2017	6,371
2018	6,371
2019	6,371
Thereafter	68,356

$100,211

The following schedule represents the Company’s obligations under product acquisitions and licensing agreements:

Amount
Obligations under acquisition agreements at December 31, 2011	$17,624
Additional obligations acquired	1,073
Adjustment to deferred liabilities	(216)
FX impact	48
Amortization of discounted liabilities	818
Payments on existing obligations	(7,447)

Obligations under acquisition agreements at December 31, 2012	$11,900
Adjustment to deferred liabilities	(297)
FX impact	(1)
Amortization of discounted liabilities	174
Payments on existing obligations	(7,890)

Obligations under acquisition agreements at December 31, 2013	$3,886
Adjustment to deferred liabilities	(32)
Amortization of discounted liabilities	324
Payments on existing obligations	(1,686)

Obligations under acquisition agreements at December 31, 2014	$2,492

During 2014, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $32. The fair value change had the effect of reducing operating expenses by $32.

During 2013, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $297. The fair value change had the effect of reducing operating expenses by $297.

During 2012, the Company remeasured the fair value of the earn out liabilities related to the acquisitions completed in the first quarter of 2010. Based on the remeasurement, the fair value was reduced by $216. The fair value change had the effect of reducing cost of sales by $0 and operating expenses by $216.

As of December 31, 2014, the $2,492 in remaining obligations under product acquisitions and licensing agreements is included in other liabilities.

(9) Commitments

The Company has various lease agreements for offices as well as long-term ground leases for its facilities at Axis, AL, Hannibal, MO and Marsing, ID. The office leases contain provisions to pass through to the Company its pro-rata share of certain of the building’s operating expenses. The long-term ground lease at Axis, AL is for twenty years (commencing May 2001) with up to five automatic renewals of three years each for a total of thirty-five years. The long-term ground lease at Hannibal, MO is for a period of 20 years (commencing December 2007) with automatic one year extensions thereafter, subject to termination with a twelve-month notice. The long-term ground lease at Marsing is for a period of 25 years (commencing in March 2008). Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1,012, $939 and $727. Future minimum lease payments under the terms of the leases are as follows:

Year ending December 31,
2015	$868
2016	433
2017	135
2018	135
2019	135
Thereafter	1,035

$2,741

(10) Research and Development

Research and development expenses which are included in operating expenses were $8,591, $8,604 and $7,648 for the years ended December 31, 2014, 2013 and 2012.

(11) Stock Options

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 4,296,000 shares of common stock can be issued, all employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable more than ten years after the date of grant.

In 2014, the Company granted incentive stock options to purchase 277,025 shares of common stock to employees. Of these options, 26,483 option shares vest on each of the first, second, and third anniversaries of the date of grant. All options granted are non-assignable and non-transferable. In 2013 and 2012, no options were granted.

Nonstatutory Stock Options (“NSSO”)

The Company did not grant any non-statutory stock options during the three years ended December 31, 2014.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2011	1,388,514	$7.44	$7.26

Options exercised, range from $3.67-$14.99	(659,733)	7.05
Options expired	(23,436)	10.41

Balance outstanding, December 31, 2012	705,345	$7.70	$7.95

Options exercised, $7.50	(126,149)	7.50
Options expired	(18,167)	7.50

Balance outstanding, December 31, 2013	561,029	$7.76	$7.70

Options granted, $11.49	277,025	11.49
Options exercised, $7.50	(113,150)	7.50

Balance outstanding, December 31, 2014	724,904	$9.22	$7.82

Information relating to stock options at December 31, 2014 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	421,200	71	$7.50	421,200	$7.50
$11.32-$14.75	303,704	115	$11.61	26,679	$12.90

	724,904		$9.22	447,879	$7.82

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of December 31, 2013 and 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2013:
Incentive Stock Option Plans:
Outstanding	561,029	$7.76	83	$9,276
Expected to Vest	560,972	$7.76	83	$9,275
Exercisable	554,362	$7.70	83	$9,196
As of December 31, 2014:
Incentive Stock Option Plans:
Outstanding	724,904	$9.22	90	$1,774
Expected to Vest	713,172	$9.19	89	$1,773
Exercisable	447,879	$7.82	71	$1,738

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $1,480, $2,365, and $15,910, respectively. Cash received from stock options exercised during 2014, 2013, and 2012 was $849, $946, and $2,996, respectively. Upon exercise in 2012, the Company also received 49,638 shares in payment for the options which were valued on the day of exercise at $1,651.

Restricted Stock Grants

During 2014, the Company issued a total of 240,724 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $13.84 to $14.92 per share based on the publicly traded share prices. The total fair value of $3,566 is being recognized over the related service periods. During 2014, 20,772 shares of common stock granted to employees were forfeited.

During 2013, the Company issued a total of 162,336 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $23.43 to $31.83 per share based on the publicly traded share prices. The total fair value of $5,018 is being recognized over the related service periods. During 2013, 11,999 shares of common stock granted to employees were forfeited.

During 2012, the Company issued a total of 248,536 shares of common and restricted stock to certain employees and non-executive board members. Vesting ranges from immediate to three years from the date of grant. The fair values of the grants range from $13.34 to $34.04 per share based on the publicly traded share prices. The total fair value of $5,346 is being recognized over the related service periods. During 2012, 1,367 shares of common stock granted to employees were forfeited.

A status summary of non-vested shares as of December 31, 2014, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	376,702	$24.85
Granted	240,724	$14.81
Vested	(35,812)	$14.74
Forfeited	(20,772)	$17.91

Nonvested shares at December 31, 2014	560,842	$21.44

Performance Based Stock Grants

During 2014, the Company granted a total of 79,270 performance based shares that will cliff vest on May 23, 2017, provided that recipient is continuously employed by the Company during the vesting period. Of these performance based shares, 80% are based upon financial performance of the Company, specifically, an earnings before interest and tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing April 1, 2014 and ending December 31, 2016; the remaining 20% of performance based shares are based upon AVD stock price appreciation (shareholder return) over the same performance measurement period. The net sales and EBIT goal measures the relative growth of the Company’s net sales and EBIT for the performance measurement period, as compared to the median growth of net sales and EBIT for an identified peer group. The shareholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

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

During 2013, the Company granted a total of 24,637 performance based shares that will cliff vest after three years of service. Of these performance based shares, 80% are based upon net income and net sales for the period commencing April 1, 2013 and ending December 31, 2015; the remaining 20% of performance based shares are based upon the Company’s stock price appreciation over the course of the period commencing June 6, 2013 and ending on December 31, 2015. Both parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

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

During 2014 and 2013, the Company recognized stock-based compensation expense related to performance based shares of $168 and $90, respectively. There were no performance based shares issued by the Company prior to those issued during the quarter ended June 30, 2013.

As of December 31, 2014, the Company had approximately $1,249 of unamortized stock-based compensation expenses related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.1 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

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

A status summary of non-vested shares as of December 31, 2014, is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2014	24,637	$28.43
Granted	79,270	$14.51

Nonvested shares at December 31, 2014	103,907	$17.81

Performance Incentive Stock Option Plan

During 2014, the Company granted performance incentive stock options to purchase 107,689 shares of common stock to employees. Of these performance based stock options, 80% are based upon financial performance of the Company, specifically, an earnings before interest and tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing January 1, 2015 and ending December 31, 2017; the remaining 20% of performance based shares are based upon AVD stock price appreciation (shareholder return) over the same performance measurement period. The net sales and EBIT goal measures the relative growth of the Company’s net sales and EBIT for the performance measurement period, as compared to the median growth of net sales and EBIT for an identified peer group. The shareholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies. All parts of these options vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance. There were no performance based stock options issued by the Company prior to those issued during 2014.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2013	—	$—	$—
Options granted, $11.49	107,689	11.49

Balance outstanding, December 31, 2014	107,689	$11.49	$—

Information relating to performance stock options at December 31, 2014 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	107,689	36	$11.49	—	$—

	107,689		$11.49	—	$—

The weighted average exercise prices for performance options granted and exercisable and the weighted average remaining contractual life for performance options outstanding as of December 31, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of December 31, 2014:
Performance Incentive Stock Option Plans:
Outstanding	107,689	$11.49	36	$14
Expected to Vest	107,689	$11.49	36	$14
Exercisable	—	$—	—	$—

(12) Accumulated Other Comprehensive Loss

The following table lists the beginning balance, annual activity and ending balance of each component of accumulated other comprehensive income:

	Interest Rate Swap	FX Translation	Total
Balance, December 31, 2011	$(886)	$(1,364)	$(2,250)
Other comprehensive income/(loss) before reclassifications	(472)	330	(142)
Amounts reclassified from AOCI	721	—	721
Tax effect	(91)	—	(91)

Balance, December 31, 2012	$(728)	$(1,034)	$(1,762)
Other comprehensive income/(loss) before reclassifications	(75)	326	251
Amounts reclassified from AOCI	712	—	712
Tax effect	(249)	—	(249)

Balance, December 31, 2013	$(340)	$(708)	$(1,048)
Other comprehensive income/(loss) before reclassifications	(30)	(1,262)	(1,292)
Amounts reclassified from AOCI	594	—	594
Tax effect	(224)	—	(224)

Balance, December 31, 2014	$—	$(1,970)	$(1,970)

(13) Equity Method Investment

On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients. In February 2014, TyraTech issued 37,391,763 shares, raising approximately £1.87 ($3.1) million. In July 2014 TyraTech issued a further 50,000,000 shares and raised approximately £3.5 ($5.9) million. Due to the share issuance in both periods, the Company recognized a total gain of $954 from the dilution of the Company’s ownership position as required by ASC 323. In October 2014, the Company exercised warrants in the amount of $500 and purchased 6,155,000 shares in TyraTech. As of December 31, 2014, the Company’s ownership position in TyraTech was approximately 21.18%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes earnings (losses) from equity method investments, which represents our proportionate share of TyraTech’s estimated net earnings (losses) for the period from the time of the investment to the end of the accounting period. For the year ended December 31, 2014, the Company recognized a loss of $983, as compared to $986 in 2013, as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the balance sheet. At December 31, 2014, the carrying value of the Company’s investment in TyraTech was $3,172 and the quoted market value was $3,555. TyraTech’s shares trade on the AIM market of the London Stock Exchange under the trading symbol ‘TYR’.

(14) Quarterly Data—Unaudited

	March 31	June 30	September 30	December 31
Quarterly Data—2014
Net sales	$81,095	$68,313	$71,635	$77,591
Gross profit	28,905	26,060	28,293	31,238
Net income attributable to American Vanguard	2,159	145	732	1,805
Basic net income per share	0.08	0.01	0.03	0.06
Diluted net income per share	0.07	0.01	0.03	0.06
Quarterly Data—2013
Net sales	$121,537	$86,761	$97,201	$75,522
Gross profit	53,781	42,066	43,159	32,341
Net income attributable to American Vanguard	16,915	8,386	8,870	278
Basic net income per share	0.60	0.29	0.32	0.01
Diluted net income per share	0.59	0.29	0.30	0.01

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

EXHIBIT INDEX

ITEM 15

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2003, which was filed on March 30, 2004 with the Securities Exchange Commission and incorporated herein by reference).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (filed as Exhibit 3.2 to the Company’s Form 10-Q/A for the period ended June 30, 2004, which was filed with the Securities Exchange Commission on February 23, 2005 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of American Vanguard Corporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended March 31, 2008, which was filed with the Securities Exchange Commission on May 12, 2008 and incorporated herein by reference.)

4	Form of Indenture (filed as Exhibit 4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) and incorporated herein by reference).

10.1	American Vanguard Corporation Employee Stock Purchase Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 31, 2001 and incorporated herein by reference).

10.2	American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 11, 2004 and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.3 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan , (filed as Exhibit 10.4 with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.5	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated January 15, 2008 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities Exchange Commission on March 17, 2008 and incorporated herein by reference).

10.8	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2004, which was filed with the Securities Exchange Commission on May 10, 2005 and incorporated herein by reference.)

10.9	Form of Amendment of Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed on July 11, 2008 with the Securities and Exchange Commission and incorporated herein by reference).

10.10	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (filed with the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005 and incorporated herein by reference).

10.11	Description of Compensatory Arrangements Applicable to Non-Employee Directors for 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on June 15, 2005 and incorporated herein by reference).

Exhibit Number	Description of Exhibit

10.12	American Vanguard Corporation Employee Stock Purchase Plan amended and restated as of June 30, 2011 (incorporated herein by reference).

10.13	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers (filed as Exhibit 99.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on July 24, 2008 and incorporated herein by reference).

10.14	Form of Amended and Restated Change of Control Severance Agreement effective as of January 1, 2014 (filed as Exhibit 10.14 to the Company’s 10-K, which was filed with the Securities Exchange Commission on February 28, 2014 and incorporated herein by reference).

10.15	Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan TSR-Based Restricted Stock Units Award Agreement dated June 6, 2013 (filed as Exhibit 10.15 to the Company’s 10-K, which was filed with the Securities Exchange Commission on February 28, 2014 and incorporated herein by reference).

10.16	Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan Performance-Based Restricted Stock Units Award Agreement dated June 6, 2013 (filed as Exhibit 10.16 to the Company’s 10-K, which was filed with the Securities Exchange Commission on February 28, 2014 and incorporated herein by reference).

10.17	Second Amended and Restated Credit Agreement dated as of June 17, 2013 among AMVAC Chemical Corporation [and certain affiliates] and Bank of the West (as Agent, Swing Line Lender, L/C Issuer, Sole Arranger and Syndication Agent), BMO Harris Bank, N.A. and Wells Fargo Bank, N.A. (as Documentation Agents) and the Lenders (filed as Exhibit 10.1 to the Company’s Form 8-K, which was filed with the Securities Exchange Commission on June 20, 2013 and incorporated herein by reference).

10.18	Employment Agreement dated as of December 31, 2014 by and between AMVAC Chemical Corporation and Ulrich Trogele.*

21	List of Subsidiaries of the Company.*

23	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from American Vanguard Corp’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders’ Equity; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Filed herewith.