Form 10-Q
period 2015-03-31
AMERICAN VANGUARD CORP
filed 2015-05-01
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Common Stock, $.10 Par Value—29,118,994 shares as of April 23, 2015.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2015	2014
Net sales	$66,565	$81,095
Cost of sales	41,915	52,190

Gross profit	24,650	28,905
Operating expenses	24,344	25,199

Operating income	306	3,706
Interest expense	680	631
Interest capitalized	(39)	(18)

(Loss) income before provision for income taxes (benefit) and loss on equity investment	(335)	3,093
Income taxes (benefit) expense	(292)	1,016

(Loss) income before loss on equity investment	(43)	2,077
Less net loss from equity method investment	—	(72)

Net (loss) income	(43)	2,005
Add back net loss attributable to non-controlling interest	94	154

Net income attributable to American Vanguard	51	2,159

Change in fair value of interest rate swaps	—	136
Foreign currency translation adjustment	(248)	51

Comprehensive (loss) income	$(197)	$2,346

Earnings per common share—basic	$.00	$.08

Earnings per common share—assuming dilution	$.00	$.07

Weighted average shares outstanding—basic	28,527	28,401

Weighted average shares outstanding—assuming dilution	28,839	28,888

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS

(Unaudited)

	Mar. 31, 2015	Dec. 31, 2014
Current assets:
Cash and cash equivalents	$6,870	$4,885
Receivables:
Trade, net of allowance for doubtful accounts of $117 and $166, respectively	82,028	86,027
Other	2,784	2,396

Total receivables	84,812	88,423
Inventories	166,981	165,631
Prepaid expenses	14,565	13,415
Income taxes receivable	6,343	5,964
Deferred income tax assets	8,731	8,731

Total current assets	288,302	287,049
Property, plant and equipment, net	49,187	50,026
Intangible assets, net of applicable amortization	98,621	100,211
Other assets	34,606	35,885

	$470,716	$473,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other notes payable	$272	$71
Current installments of other liabilities	1,360	1,357
Accounts payable	23,981	20,411
Deferred revenue	4,558	898
Accrued program costs	57,996	52,546
Accrued expenses and other payables	5,729	5,962

Total current liabilities	93,896	81,245
Long-term debt and other notes payable, excluding current installments	85,036	99,455
Other liabilities, excluding current installments	3,022	3,309
Deferred income tax liabilities	28,159	28,159

Total liabilities	210,113	212,168

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,562,678 shares at March 31, 2015 and 31,550,477 shares at December 31, 2014	3,157	3,156
Additional paid-in capital	66,694	66,232
Accumulated other comprehensive loss	(2,218)	(1,970)
Retained earnings	201,967	202,488

	269,600	269,906
Less treasury stock at cost, 2,450,634 shares at March 31, 2015 and December 31, 2014	(8,269)	(8,269)

American Vanguard Corporation stockholders’ equity	261,331	261,637
Non-controlling interest	(728)	(634)

Total stockholders’ equity	260,603	261,003

	$470,716	$473,171

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2015

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2014	31,550,477	$3,156	$66,232	$202,488	$(1,970)	2,450,634	$(8,269)	$261,637	$(634)	$261,003
Stocks issued under ESPP	24,144	2	278	—	—	—	—	280	—	280
Cash dividends on common stock ($0.02 per share)	—	—	—	(572)	—	—	—	(572)	—	(572)
Foreign currency translation adjustment, net	—	—	—	—	(248)	—	—	(248)	—	(248)
Stock based compensation	—	—	1,427	—	—	—	—	1,427	—	1,427
Stock options exercised and grants and vesting of restricted stock units	(11,943)	(1)	(1,244)	—	—	—	—	(1,245)	—	(1,245)
Excess tax benefits from share based payment arrangements	—	—	1	—	—	—	—	1	—	1
Net (loss) income	—	—	—	51	—	—	—	51	(94)	(43)

Balance, March 31, 2015	31,562,678	$3,157	$66,694	$201,967	$(2,218)	2,450,634	$(8,269)	$261,331	$(728)	$260,603

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Three Months Ended March 31, 2015 and 2014

(Unaudited)

Increase (decrease) in cash	2015	2014
Cash flows from operating activities:
Net (loss) income	$(43)	$2,005
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed and intangible assets	3,954	3,733
Amortization of other long term assets	1,430	1,454
Amortization of discounted liabilities	49	69
Stock-based compensation	1,427	768
Tax benefit from exercise of stock options	(1)	(235)
Operating loss from equity method investment	—	328
Gain from dilution of equity method investment	—	(256)
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	3,611	(30,940)
Increase in inventories	(1,350)	(18,629)
Increase in prepaid expenses and other assets	(1,301)	(3,242)
(Increase) decrease in income tax receivable/payable, net	(378)	695
Increase (decrease) increase in accounts payable	3,570	(381)
Increase (decrease) in deferred revenue	3,660	(2,309)
Increase in other payables and accrued expenses	5,214	5,050

Net cash provided by (used in) operating activities	19,842	(41,890)

Cash flows from investing activities:
Capital expenditures	(1,522)	(1,816)

Net cash used in investing activities	(1,522)	(1,816)

Cash flows from financing activities:
Net (payments) borrowings under line of credit agreement	(14,400)	47,450
Payments on other long-term liabilities	(351)	(356)
Tax benefit from exercise of stock options	1	235
Increase in other notes payable	200	—
Repurchases of common stock	—	(1,531)
Net (payments) proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	(965)	1,018
Payment of cash dividends	(569)	(1,418)

Net cash (used in) provided by financing activities	(16,084)	45,398

Net increase in cash and cash equivalents	2,236	1,692
Cash and cash equivalents at beginning of period	4,885	6,680
Effect of exchange rate changes on cash	(251)	19

Cash and cash equivalents at end of period	$6,870	$8,391

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Property, plant and equipment at March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015	December 31, 2014
Land	$2,458	$2,458
Buildings and improvements	14,385	14,380
Machinery and equipment	108,286	107,899
Office furniture, fixtures and equipment	4,542	4,698
Automotive equipment	374	374
Construction in progress	4,548	3,432

	134,593	133,241
Less accumulated depreciation	(85,406)	(83,215)

	$49,187	$50,026

During the three months ended March 31, 2015, the Company eliminated from assets and accumulated depreciation $136 of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished products	$142,269	$142,853
Raw materials	24,712	22,778

	$166,981	$165,631

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2015	2014
Net sales:
Insecticides	$34,359	$46,437
Herbicides/soil fumigants/fungicides	21,840	22,931
Other, including plant growth regulators	3,322	3,807

	59,521	73,175
Non-crop	7,044	7,920

	$66,565	$81,095

	Three Months Ended March 31
	2015	2014
Net sales:
US	$49,222	$57,956
International	17,343	23,139

	$66,565	$81,095

5. Accrued Program Costs - In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicators, driven payments made to distributors, retailers or growers at the end of a growing season. Each quarter management compares each sale transaction with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management along with executive and financial management review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each program. If management believes that customers are falling short of or exceeding their annual goals then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

6. The Company has declared the following cash dividend in the period covered by this Form 10-Q:

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
March 16, 2015	April 17, 2015	April 3, 2015	$0.02	$572

7. ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of our condensed consolidated statements of operations and comprehensive (loss) income. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to AVD	$51	$2,159

Denominator:
Weighted averages shares outstanding-basic	28,527	28,401
Dilutive effect of stock options and grants	312	487

	28,839	28,888

The Company has excluded options to acquire 276,654 shares from fully diluted earnings per share for the three months ended March 31, 2015 because to include those options would be anti-dilutive. For the three months ended March 31, 2014, no stock options were excluded from the computation.

8. The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. These are summarized in the following table:

Indebtedness	March 31, 2015			December 31, 2014
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$85,000	$—	$85,000	$99,400	$—	$99,400
Notes payable	36	272	308	55	71	126

Total indebtedness	$85,036	$272	$85,308	$99,455	$71	$99,526

On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC C.V. and AMVAC Netherlands BV (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit with a maximum limit of $200 million and an accordion feature with a maximum limit of $100 million. The actual borrowing capacity under this facility depends upon its compliance with the key covenants described below. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, including the conversion of term loans into revolving debt.

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of March 31, 2015 the Company met all covenants in that credit facility.

At March 31, 2015, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $22,710 under the credit facility agreement. This compares to an available borrowing capacity of $87,814 as of March 31, 2014. This decrease in borrowing availability arises from reduced financial performance (as measured in EBITDA) for the trailing twelve month period.

On July 18, 2014, AMVAC, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. Under the First Amendment, the Consolidated Funded Debt Ratio was increased for the third and fourth quarters of 2014 and the first quarter of 2015, and, further, borrowers are permitted to pay cash dividends to stockholders during the first and second quarters of 2015 notwithstanding prior net income levels.

During the three month period ended March 31, 2014 (and throughout the balance of 2014, terminating on December 31, 2014), the Company had in place one interest rate swap contract. While in place, the interest rate swap contract was accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap were reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. As a result of the termination of the swap contract, there are no gains or losses in other comprehensive income related to interest rate swap contracts that are expected to be reclassified to earnings in the coming 12 months.

The following tables illustrate the impact of derivatives on the Company’s statement of operations for the quarter ended March 31, 2015 and the quarter ended March 31, 2014.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended March 31

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	2015	2014	OCI into Income (Effective Portion)	2015	2014	Income on Derivative (Ineffective Portion)	2015	2014
Interest rate contracts	$—	$(23)	InterestExpense	$—	$(159)	Interest Expense	$—	$—

Total	$—	$(23)		$—	$(159)		$—	$—

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2015 presentation.

10. Total comprehensive (loss) income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month period ended March 31, 2015, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

Stock Options—During the three months ended March 31, 2015, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2014	724,904	$9.22	$7.82
Options exercised, $7.50	(16,650)	7.50
Options forfeited, $11.49 and $13.24	(10,400)	11.49

Balance outstanding, March 31, 2015	697,854	$9.21	$7.71

Information relating to stock options at March 31, 2015 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	404,550	68	$7.50	404,550	$7.50
$11.32—$14.75	293,304	114	$11.56	16,679	$12.69

	697,854		$9.21	421,229	$7.71

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2015 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2015:
Incentive Stock Option Plans:
Outstanding	697,854	$9.21	87	$1,262
Expected to Vest	686,973	$9.17	89	$1,262
Exercisable	421,229	$7.71	71	$1,262

As of March 31, 2015, the intrinsic value of $1,262 is calculated based on the Company’s publicly traded closing price of $10.62 per share as compared to the specific exercise price of each option. At March 31, 2015, 404,550 incentive stock options were outstanding, expected to vest and exercisable and have an exercise price below the closing market price. Incentive stock options in each category in excess of 404,550 (293,304 of outstanding options, 282,423 of those options expected to vest and 16,679 of those options that are exercisable at March 31, 2015) had exercise price above $10.62 and were therefore excluded from the intrinsic value computation.

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense, excluding expense related to modifications, related to stock options of $115 and $11, respectively.

As of March 31, 2015, the Company had approximately $1,336 of unamortized stock-based compensation expenses related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 2.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares — A summary of non-vested shares as of and for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2014	560,842	$21.44
Granted	30,000	11.42
Vested	(192,266)	20.47
Forfeited	(422)	14.92

Nonvested shares at March 31, 2015	398,154	$21.17

Restricted Shares — During the three months ended March 31, 2015, the Company granted a total of 30,000 shares of common stock. Of these, 7,500 shares will vest after 90 days and the balance will vest one-third each year on the anniversaries of the employee’s employment date. The shares granted in 2015 were average fair valued at $11.42 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period of three years. During the three months ended March 31, 2015, there were 422 restricted shares that forfeited, which had an average grant-date value of $14.92 per share.

During the three months ended March 31, 2014, the Company did not grant any shares of restricted common stock.

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense related to restricted shares of $1,172 and $834, respectively.

As of March 31, 2015, the Company had approximately $4,010 of unamortized stock-based compensation expense related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.3 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2014	103,907	$17.81
Granted	7,500	10.96
Vested	—	—
Forfeited	—	—

Nonvested shares at March 31, 2015	111,407	$17.35

Performance Based Shares — During the three months ended March 31, 2015, the Company granted a total of 7,500 performance based shares that will cliff vest on January 5, 2018, provided that the recipient is continuously employed by the Company during the vesting period. Eighty percent of these performance based shares are based upon financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing January 1, 2015 and ending December 31, 2017. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goal measures the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance. The Company did not grant any performance based shares during the comparable period last year.

As of March 31, 2015, performance based shares related to net income and net sales have an average fair value of $11.42 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $9.13 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved.

During the three months ended March 31, 2015, the Company recognized stock-based compensation expense related to performance based shares of $98. During the three months ended March 31, 2014, the Company recognized a reduction in stock-based compensation expense related to performance based shares of $77.

As of March 31, 2015, the Company had approximately $917 of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 1.9 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the three months ended March 31, 2015 and 2014, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2014	107,689	$11.49	$—

Balance outstanding, March 31, 2015	107,689	$11.49	$—

Information relating to stock options at March 31, 2015 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	107,689	33	$11.49	—	$—

	107,689		$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2015:
Incentive Stock Option Plans:
Outstanding	107,689	$11.49	33	$—
Expected to Vest	107,689	$11.49	33	$—
Exercisable	—	$—	—	$—

During the three months ended March 31, 2015 the Company recognized stock-based compensation expense, excluding expense related to modifications, related to performance stock options of $42. There were no performance incentive stock options issued by the Company prior to those issued during the quarter ended December 31, 2014.

As of March 31, 2015, the Company had approximately $499 of unamortized stock-based compensation expenses related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 2.8 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings— During the reporting period, there have been no material developments in legal matters that were reported in the Company’s Form 10-K for the period ended December 31, 2014. One new matter has arisen during the reporting period:

On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (USEPA) issued to registrant’s principal operating subsidiary (AMVAC Chemical Corporation) an Opportunity to Show Cause why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. AMVAC believes that these containers were properly handled and stored under, among others, the applicable provisions of the Federal Insecticide, Fungicide and Rodenticide Act relating to recycling and disposal of depleted, refillable containers (and their contents). AMVAC responded to the substance of the Show Cause letter on April 10, 2015 and requested a meeting on the matter. While violations of RCRA, if any, may carry civil penalties, it is too early in the matter to determine whether a loss is probable or reasonably estimable. Accordingly, the Company has not set up a loss contingency on this matter.

13. Recently Issued Accounting Guidance— In April 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for financials statement issued for fiscal years beginning after December 15, 2015. The Company is evaluating the impact of this update and will adopt this update.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

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

15. Accumulated Other Comprehensive Income (“AOCI”)-

The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Balance, December 31, 2014	$(1,970)
Other comprehensive loss	(248)

Balance, March 31, 2015	$(2,218)

16. On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, to acquire an ownership position of approximately 29.27%. In February 2014, TyraTech issued 37,391,763 shares and raised approximately £1,870 ($3,100). Due to the share issuance, the Company recognized a $256 gain from the dilution of the Company’s ownership position. As of March 31, 2015, the Company’s ownership position in TyraTech was approximately 21.18%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three months ended March 31, 2015, the Company recognized no gain or loss as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheet. At March 31, 2015, the carrying value of the Company’s investment in TyraTech was $3,172 and the quoted market value of its shareholding was $3,914 based on the London Stock Exchange, Alternative Investment Market (“AIM”).

17. Income Taxes – Income tax benefit was $292 for the three months ended March 31, 2015 as compared to an income tax expense of $1,016 for the three months ended March 31, 2014. The effective tax rate was 87.2% in 2015 and 30.0% in 2014.

The effective tax rate for the three months ended March 31, 2015 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

18. Subsequent Events – On April 1, 2015, the Company entered into an agreement with TyraTech to change our ownership in Envance Technologies, LLC from 60% to 87%.

On April 2, 2015, the Company’s international subsidiary, AMVAC C.V., through its wholly owned subsidiary, AMVAC Netherlands B.V., acquired the Nemacur nematicide product line in Europe (“E.U.”) from Adama Agricultural Solutions Ltd. Nemacur is a highly effective insecticide/nematicide used to control soil insects and nematodes on many fruit and vegetable crops. The assets acquired in this transaction include trademarks, product registrations, associated registration data and customer information related to the marketing, distribution and sale of Nemacur in the E.U.

On April 29, 2015 the Company’s international subsidiary, AMVAC C.V. completed the product line acquisition of Bromacil from E.I. du Pont de Nemours and Company for territories outside of the U.S. and Canada. Bromacil is a broad spectrum residual herbicide used on crops such as pineapples, citrus, agave, and asparagus. Bromacil is also used to control many annual weeds at lower rates and perennial weeds and brush at the highest rates permitted by the label. It is particularly useful for the control of perennial grasses. The assets acquired in this transaction include trademarks, product registrations, associated registration data and customer information related to the marketing, distribution and sale of Bromacil.

With the completion of the Bromacil purchase on April 28, 2015 the Company’s principal operating subsidiary, AMVAC Chemical Corporation (“AMVAC”), as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The details of the amendment include an increase in the leverage covenant ratio for the last three quarters of 2015. Further, a new covenant involving the coverage of fixed charges (in effect, the ratio of consolidated current assets to consolidated current liabilities) was added to the credit facility for the duration of its term.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2015	2014	Change
Net sales:
Insecticides	$34,359	$46,437	$(12,078)
Herbicides/soil fumigants/fungicides	21,840	22,931	(1,091)
Other, including plant growth regulators	3,322	3,807	(485)

Total crop	59,521	73,175	(13,654)
Non-crop	7,044	7,920	(876)

	$66,565	$81,095	$(14,530)

Cost of sales:
Insecticides	$22,603	$30,588	$(7,985)
Herbicides/soil fumigants/fungicides	13,590	13,470	120
Other, including plant growth regulators	1,369	3,435	(2,066)

Total crop	37,562	47,493	(9,931)
Non-crop	4,353	4,697	(344)

	$41,915	$52,190	$(10,275)

Gross margin:
Insecticides	$11,756	$15,849	$(4,093)
Herbicides/soil fumigants/fungicides	8,250	9,461	(1,211)
Other, including plant growth regulators	1,953	372	1,581

Gross margin crop	21,959	25,682	(3,723)
Gross margin non-crop	2,691	3,223	(532)

	$24,650	$28,905	$(4,255)

Gross margin crop	37%	35%
Gross margin non-crop	38%	41%
Total gross margin	37%	36%

	2015	2014	Change
Net sales:
US	$49,222	$57,956	$(8,734)
International	17,343	23,139	(5,796)

	$66,565	$81,095	$(14,530)

Overall financial performance including net sales and net income for the quarter ended March 31, 2015 was significantly lower as compared to the same period in 2014. Our net sales for the period declined 18% to $66,565, as compared to $81,095 for the first quarter of 2014. Net sales for our crop business are down 19%, and net sales for our non-crop products are down 11%. Our international sales were down by 25% and ended at $17,343. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Our first quarter sales performance was significantly influenced by soft market conditions in the Midwest corn market. For a variety of reasons, large quantities of crop protection products used by corn growers accumulated in the agricultural distribution channel during 2013. These excess carryover inventories prompted a sharp reduction in restocking orders throughout 2014 and into the spring planting season of 2015. While these elevated inventory levels have been reduced, procurement continues to be challenged by continued low corn commodity prices. The prospect of lower profitability has caused some growers to delay or trim their planting season purchases of our corn products as they seek to reduce their overall 2015 corn input costs.

Across our crop business, net sales of our insecticides group were down approximately 26% to end at $34,359, as compared to $46,437 during the first quarter of 2014. Within this segment, net sales of our granular soil insecticides were down approximately 25%, largely for the reasons cited above affecting the U.S. corn market. Our sales of Mocap® and Nemacur® insecticides, which are used primarily outside the U.S. market, were slightly lower than the prior year. Thimet® sales for use in peanuts and sugar cane plantings were somewhat lower in the first quarter of 2015 due to a shift in purchase timing. Net sales of our non-granular insecticides used in crop applications decreased 35% in 2015, as compared to the same period of the prior year. Our cotton foliar insecticide Bidrin® represented approximately one-half of that decline due to reduced cotton acres, with the balance spread across the other products including those that face generic competition (acephate, bifenthrin and permethrin).

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the first quarter of 2015 declined by approximately 5% to $21,840 from $22,931 in the comparable period in 2014. Net sales of our herbicide products were down due primarily to higher than normal inventory of corn products in the distribution channel and delayed purchasing this year as growers order cautiously in light of challenging crop commodity prices. As a result, net sales of our post-emergent herbicide Impact® were approximately half of their prior year total. This was partially offset by our sales of Dacthal® which increased by approximately 25% over the prior year due to additional penetration of the onion market. Our soil fumigants business grew by approximately 12% over the prior year’s first quarter with early spring purchases, while our year-over-year PCNB fungicide sales were essentially flat.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were down approximately 13% as compared to the first quarter of 2014. This performance was driven by solid gains in our plant growth regulator NAA and our Metaldehyde granules, offset by a reduction in toll manufacturing revenue during the first quarter.

Our non-crop sales ended the first quarter of 2015 at $7,044 as compared to $7,920 for the same period of the prior year. This decrease was primarily driven by sales of our aerial mosquito adulticide Dibrom®, which were down approximately 25% as a result of channel inventory after a light hurricane season in the Gulf Coast region during 2014.

Our international sales ended at $17,343 as compared to $23,139 for the first quarter of the prior year, primarily related to the loss of an annual bid on banana plantations in Costa Rica. Additionally, part of the reduction in sales related to sales denominated in Euros, which were impacted by the reduction in the Euro/Dollar exchange rate.

Our cost of sales for the first quarter of 2015 was $41,915 or 63% of net sales. This compared to $52,190 or 64% of net sales for 2014. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. The two major cost components are raw materials (including sub contract costs) and factory operating costs. During the quarter, our raw material costs decreased by 18%, consistent with the reduction in sales. Our factory expenses were down by approximately 23% year-over-year as we focused on managing our factory costs during this period of low output. As a result, our gross margin ended at 37% of sales, as compared to 36% in the same period of the prior year.

Operating expenses decreased by $599 to $24,344 for the three months ended March 31, 2015 as compared to the same period in 2014. The differences in operating expenses by department are as follows:

	2015	2014	Change
Selling	$7,375	$8,171	$(796)
General and administrative	6,340	6,474	(134)
Research, product development and regulatory	4,837	4,733	104
Freight, delivery and warehousing	5,792	5,565	227

	$24,344	$24,943	$(599)

•	Selling expenses decreased by $796 to end at $7,375 for the three months ended March 31, 2015, as compared to the same period of 2014. The main drivers are a decrease in advertising expenses and other sales and marketing support services.

•	General and administrative expenses were comparatively flat and ended at $6,340 for the three months ended March 31, 2015, as compared to the same period of 2014.

•	Research, product development costs and regulatory expenses were comparatively flat and ended at $4,837 for the three months ended March 31, 2015, as compared to the same period of 2014.

•	Freight, delivery and warehousing costs for the three months ended March 31, 2015 were $5,792 or 8.7% of sales as compared to $5,565 or 6.9% of sales for the same period in 2014. This is due to higher average inventory levels driving increased warehouse costs, the mix of sales, including an increase in high volume bulk fumigant products, in comparison to the same period of the prior year.

Interest costs net of capitalized interest, were $641 in the first three months of 2015 as compared to $613 in the same period of 2014. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2015			Q1 2014
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit	106,449	516	2.0%	75,477	489	2.6%

Average	$106,449	$516	2.0%	$75,477	$489	2.6%
Notes payable	191	1	—	186	2	—
Amortization of deferred loan fees	—	106	—	—	59	—
Amortization of other deferred liabilities	—	47	—	—	69	—
Other interest expense	—	10	—	—	12	—
Capitalized Interest	—	(39)	—	—	(18)	—

Total	$106,640	$641	2.4%	$75,663	$613	3.2%

The Company’s average overall debt for the three months ended March 31, 2015 was $106,640, as compared to $75,663 for the three months ended March 31, 2014. During the quarter, we increased our usage of revolving debt to fund elevated levels of working capital due primarily to the timing of collections on outstanding receivables. As can be seen from the table above, our effective bank interest rate was 2.0% for the three months ended March 31, 2015 as compared to 2.6% in 2014. This rate improvement is driven by the decision not to replace the interest rate swap contract which expired on December 31, 2014.

Income tax expense decreased by $1,308 to end at a benefit of $292 for the three months ended March 31, 2015 as compared to an expense of $1,016 for the comparable period in 2014. The effective tax rate for the quarter was 87.2% (which was a tax benefit) as compared to 30.0% (which was a tax expense) in the same period of the prior year. The change in effective tax rate is primarily due to comparatively higher earnings in our international tax jurisdictions that are taxed at a comparatively lower rate than the U.S. statutory rates and projected loss in the U.S.

The effective tax rate for the three months ended March 31, 2015 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2015 we did not recognize a gain or loss on our investment in TyraTech, as compared to recognizing a loss of $328 during the three months ended March 31, 2014. The loss recorded during the three months ended March 31, 2014 is inclusive of a gain of $256 related to the sale by TyraTech of additional stock.

Non-controlling interest for the three months ended March 31, 2015 improved to $94 as compared to $154 for the three months ended March 31, 2014. Non-controlling interest represents the share of net loss that is attributable to TyraTech’s share, the minority stockholder, of our majority owned subsidiary, Envance.

Our overall net income for the first three months of 2015 was $51 or $0.00 per basic and diluted share, as compared to $2,159 or $0.07 per diluted share ($0.08 per share – basic) in the same quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities during the three months ended March 31, 2015 amounted to $19,842, as opposed to utilizing $41,890 in the same period of the prior year. Net loss of $43, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities generated $5,433, as compared to $5,256 in the prior year. Additionally, stock based compensation of $1,427 and changes in other assets and liabilities provided net cash inflow of $6,816, as compared to $7,866 being utilized in the same period of 2014.

During the three months ended March 31, 2015, net sales were down by approximately 18%. In comparison to the same period of the prior year, accounts receivables are down 20% ending at $82,028. The minor difference between the percentage reduction in net sales and in accounts receivable is primarily driven by variations in terms associated with different products and markets.

Inventories ended at $166,981, which was broadly in line with the level of $165,631 at December 31, 2014. We believe that in-channel inventories are continuing to reduce and should allow more normal levels of buying to occur as we progress through 2015 and into the 2016 growing season. It should also be noted that the Company purchases and holds raw material, intermediate or finished goods inventory from time to time based on a single annual purchase from a single source or supplier, potentially resulting in peaks in the carrying value of inventory. Furthermore, in order to achieve efficient manufacturing runs, the Company may manufacture a particular product only one time a year and then carry high levels of that inventory for a period. As of the balance sheet date, March 31, 2015, we believe our inventories are valued at lower of cost or market.

Our deferred revenues increased as some customers decided to pay in advance for product deliveries later in the growing season.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the three months ended March 31, 2015, the Company made accruals in the amount of $12,670. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the first three months of 2015, the Company made payments in the amount of $7,220. Payments are not generally significant in the second and third quarters of each fiscal year. During the three months ended March 31, 2014, the Company accrued $16,264 and made payments in the amount of $7,938.

Our prepaid and other assets increased by $1,301 as we made a prepayment of $1,500 in connection with the acquisition of the Nemacur product line in the E.U.; as reported above, that transaction closed on April 2, 2015. Furthermore, accounts payable and accrued expenses increased by $8,784 as compared to an increase of $4,669 during the same period of 2014 as timing of payments are made for inventory purchases.

The Company utilized $1,522 from investing activities during the three months ended March 31, 2015, compared to utilizing $1,816 during the same period of 2014. This is primarily driven by decisions to make short term reductions in capital spending in our factories.

Financing activities utilized $16,084 by paying down on the line of credit during the three months ended March 31, 2015, as opposed to providing $45,398 from borrowings on the line of credit in the same period of the prior year. This included a net repayment of $14,400 against our senior credit facility. During the quarter, the Company utilized $351 to make scheduled deferred payments related to product acquisitions. Further, the Company made dividend payments in the amount of $569 and received $200 as a short-term note at one of our subsidiaries. Finally, the Company utilized $1,244 upon vesting of shares and exercise of stock options and received $280 from the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits of $1) as compared to $1,253 for the same period of last year.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. These are summarized in the following table:

Indebtedness	March 31, 2015			December 31, 2014
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$85,000	$—	$85,000	$99,400	$—	$99,400
Notes payable	36	272	308	55	71	126
Total indebtedness	$85,036	$272	$85,308	$99,455	$71	$99,526

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of March 31, 2015 the Company met all covenants in that credit facility.

At March 31, 2015, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $22,710 under the credit facility agreement. This compares to an available borrowing capacity of $87,814 as of March 31, 2014. This decrease in borrowing availability arises from reduced financial performance (as measured in EBITDA) for the trailing twelve month period.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In April 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for financials statement issued for fiscal years beginning after December 15, 2015. The Company is evaluating the impact of this update and will adopt this update.

In August 2014, FASB issued ASU2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s consolidated Form 10-K for the financial year ended December 31, 2014, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2014. The Company used derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts.

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

As of March 31, 2015, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2015, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in legal matters that were reported in the Company’s Form 10-K for the period ended December 31, 2014. One new matter has arisen during the reporting period:

On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (USEPA) issued to registrant’s principal operating subsidiary (AMVAC Chemical Corporation) an Opportunity to Show Cause why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. AMVAC believes that these containers were properly handled and stored under, among others, the applicable provisions of the Federal Insecticide, Fungicide and Rodenticide Act relating to recycling and disposal of depleted, refillable containers (and their contents). AMVAC responded to the substance of the Show Cause letter on April 10, 2015 and requested a meeting on the matter. While violations of RCRA, if any, may carry civil penalties, it is too early in the matter to determine whether a loss is probable or reasonably estimable. Accordingly, the Company has not set up a loss contingency on this matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 27, 2015. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Balance Sheet; (ii) Condensed consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Condensed consolidated Statements of Cash Flows; (iv) Condensed consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 1, 2015	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 1, 2015	By:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer