Form 10-Q
period 2015-06-30
AMERICAN VANGUARD CORP
filed 2015-07-31
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Common Stock, $.10 Par Value—29,201,607 shares as of July 23, 2015.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014
Net sales	$66,523	$68,313	$133,088	$149,408
Cost of sales	41,402	42,253	83,317	94,443

Gross profit	25,121	26,060	49,771	54,965
Operating expenses	23,922	25,337	48,266	50,536

Operating income	1,199	723	1,505	4,429
Interest expense	710	857	1,390	1,488
Interest capitalized	(48)	(13)	(87)	(31)

Income (loss) before provision for income taxes and loss on equity investment	537	(121)	202	2,972
Income taxes (benefit) expense	(393)	(160)	(685)	856

Income before loss on equity investment	930	39	887	2,116
Less net loss from equity method investment	(191)	(68)	(191)	(140)

Net income (loss)	739	(29)	696	1,976
Add back net loss attributable to non-controlling interest	42	174	136	328

Net income attributable to American Vanguard	781	145	832	2,304

Change in fair value of interest rate swaps	—	145	—	281
Foreign currency translation adjustment	(323)	92	(571)	143

Comprehensive income	$458	$382	$261	$2,728

Earnings per common share—basic	$.03	$.01	$.03	$.08

Earnings per common share—assuming dilution	$.03	$.01	$.03	$.08

Weighted average shares outstanding—basic	28,676	28,408	28,602	28,404

Weighted average shares outstanding—assuming dilution	29,202	28,795	29,103	28,877

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

ASSETS

	June 30, 2015	Dec. 31, 2014
Current assets:
Cash and cash equivalents	$5,089	$4,885
Receivables:
Trade, net of allowance for doubtful accounts of $123 and $166, respectively	74,698	86,027
Other	4,750	2,396

Total receivables	79,448	88,423
Inventories	165,234	165,631
Prepaid expenses	13,133	13,415
Income taxes receivable	6,849	5,964
Deferred income tax assets	8,731	8,731

Total current assets	278,484	287,049
Property, plant and equipment, net	48,975	50,026
Intangible assets, net of applicable amortization	133,129	100,211
Other assets	32,415	35,035

	$493,003	$472,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other notes payable	$10,072	$71
Current installments of other liabilities	2,098	1,357
Accounts payable	20,019	20,411
Deferred revenue	4,509	898
Accrued program costs	69,603	52,546
Accrued expenses and other payables	5,052	5,962

Total current liabilities	111,353	81,245
Long-term debt and other notes payable, excluding current installments	87,614	98,605
Other liabilities, excluding current installments	2,994	3,309
Deferred income tax liabilities	28,159	28,159

Total liabilities	230,120	211,318

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,617,282 shares at June 30, 2015 and 31,550,477 shares at December 31, 2014	3,162	3,156
Additional paid-in capital	67,714	66,232
Accumulated other comprehensive loss	(2,541)	(1,970)
Retained earnings	202,748	202,488

	271,083	269,906
Less treasury stock, at cost, 2,450,634 shares at June 30, 2015 and December 31, 2014	(8,269)	(8,269)

American Vanguard Corporation stockholders’ equity	262,814	261,637
Non-controlling interest	69	(634)

Total stockholders’ equity	262,883	261,003

	$493,003	$472,321

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2015 and June 30, 2015

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2014	31,550,477	$3,156	$66,232	$202,488	$(1,970)	2,450,634	$(8,269)	$261,637	$(634)	$261,003
Stocks issued under ESPP	24,144	2	278	—	—	—	—	280	—	280
Cash dividends on common stock ($0.02 per share)	—	—	—	(572)	—	—	—	(572)	—	(572)
Foreign currency translation adjustment, net	—	—	—	—	(248)	—	—	(248)	—	(248)
Stock based compensation	—	—	1,427	—	—	—	—	1,427	—	1,427
Stock options exercised and grants and vesting of restricted stock units	(11,943)	(1)	(1,244)	—	—	—	—	(1,245)	—	(1,245)
Excess tax benefits from share based payment arrangements	—	—	1	—	—	—	—	1	—	1
Net (loss) income	—	—	—	51	—	—	—	51	(94)	(43)

Balance, March 31, 2015	31,562,678	$3,157	$66,694	$201,967	$(2,218)	2,450,634	$(8,269)	$261,331	$(728)	$260,603
Stocks issued under ESPP	—	—	(12)	—	—	—	—	(12)	—	(12)
Foreign currency translation adjustment, net	—	—	—	—	(323)	—	—	(323)	—	(323)
Stock based compensation	—	—	1,058	—	—	—	—	1,058	—	1,058
Stock options exercised and grants and vesting of restricted stock units	54,604	5	932	—	—	—	—	937	—	937
Adjustment and purchase of non-controlling interest	—	—	(964)	—	—	—	—	(964)	839	(125)
Excess tax benefits from share based payment arrangements	—	—	6	—	—	—	—	6	—	6
Net (loss) income	—	—	—	781	—	—	—	781	(42)	739

Balance, June 30, 2015	31,617,282	$3,162	$67,714	$202,748	$(2,541)	2,450,634	$(8,269)	$262,814	$69	$262,883

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2015 and 2014

(Unaudited)

Increase (decrease) in cash	2015	2014
Cash flows from operating activities:
Net income	$696	$1,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed and intangible assets	7,864	7,996
Amortization of other long term assets	2,734	3,027
Amortization of discounted liabilities	154	175
Stock-based compensation	2,485	1,806
Tax benefit from exercise of stock options	(7)	(262)
Operating loss from equity method investment	191	396
Gain from dilution of equity method investment	—	(256)
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	8,975	(1,025)
Decrease (increase) in inventories	397	(35,410)
Decrease (increase) in prepaid expenses and other assets	143	(5,049)
(Increase) decrease in income tax receivable/payable, net	(878)	120
Decrease in accounts payable	(392)	(16,521)
Increase (decrease) in deferred revenue	3,611	(2,276)
Increase in other payables and accrued expenses	17,851	16,264

Net cash provided by (used in) operating activities	43,824	(29,039)

Cash flows from investing activities:
Capital expenditures	(3,480)	(3,954)
Investment	(125)	—
Acquisitions of product lines and other intangibles assets	(36,435)	—

Net cash used in investing activities	(40,040)	(3,954)

Cash flows from financing activities:
Net (payments) borrowings under line of credit agreement	(11,120)	34,430
Increase in other notes payable	10,000	—
Payments on other long-term liabilities	(899)	(1,109)
Tax benefit from exercise of stock options	7	262
Repurchases of common stock	—	(1,531)
Payment of cash dividends	(1,141)	(2,836)
Net (payments) proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	(40)	1,196

Net cash (used in) provided by financing activities	(3,193)	30,412

Net increase (decrease) in cash and cash equivalents	591	(2,581)
Cash and cash equivalents at beginning of period	4,885	6,680
Effect of exchange rate changes on cash	(387)	90

Cash and cash equivalents at end of period	$5,089	$4,189

See notes to the condensed consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Property, plant and equipment at June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
Land	$2,458	$2,458
Buildings and improvements	14,388	14,380
Machinery and equipment	108,904	107,899
Office furniture, fixtures and equipment	4,718	4,698
Automotive equipment	492	374
Construction in progress	5,591	3,432

	136,551	133,241
Less accumulated depreciation	(87,576)	(83,215)

	$48,975	$50,026

During the six months ended June 30, 2015, the Company eliminated from assets and accumulated depreciation of $231 of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2015	December 31, 2014
Finished products	$140,142	$142,853
Raw materials	25,092	22,778

	$165,234	$165,631

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales:
Insecticides	$27,586	$34,524	$61,945	$80,961
Herbicides/soil fumigants/fungicides	17,451	13,926	39,291	36,857
Other, including plant growth regulators	12,755	8,929	16,077	12,736

	57,792	57,379	117,313	130,554
Non-crop	8,731	10,934	15,775	18,854

	$66,523	$68,313	$133,088	$149,408

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net sales:
US	$43,842	$50,094	$93,064	$108,050
International	22,681	18,219	40,024	41,358

	$66,523	$68,313	$133,088	$149,408

5. Accrued Program Costs - In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, Programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments, made to distributors, retailers or growers at the end of a growing season. Each quarter management compares individual sale transactions with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each Program. If management believes that customers are falling short of or exceeding their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

6. The Company declared the following cash dividends in the period covered by this Form 10-Q:

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
March 16, 2015	April 17, 2015	April 3, 2015	$0.02	$572

7. ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of our condensed consolidated statements of operations and comprehensive income. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consist of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Numerator:
Net income attributable to AVD	$781	$145	$832	$2,304

Denominator:
Weighted averages shares outstanding-basic	28,676	28,408	28,602	28,404
Dilutive effect of stock options and grants	526	387	501	473

	29,202	28,795	29,103	28,877

For the three months and six months ended June 30, 2015, no stock options were excluded from the computation of diluted earnings per share. The Company excluded 2,385 stock options from the computation of diluted earnings per share for the three months ended June 30, 2014 and 4,591 stock options from the computation of diluted earnings per share for the six months ended June 30, 2014, because they were anti-dilutive.

8. The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014. These are summarized in the following table:

Indebtedness	June 30, 2015			December 31, 2014
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$88,400	$—	$88,400	$99,400	$—	$99,400
Deferred loan fees	(804)	—	(804)	(850)	—	(850)
Notes payable	18	10,072	10,090	55	71	126

Total indebtedness	$87,614	$10,072	$97,686	$98,605	$71	$98,676

On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “New Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The new facility also includes both AMVAC C.V. and AMVAC Netherlands B.V. (both Dutch subsidiaries) as borrowers. The New Credit Agreement supersedes the Amended and Restated Credit Agreement (“First Amendment”) dated as of January 10, 2011. The New Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit with a maximum limit of $200 million and an accordion feature with a maximum limit of $100 million. The actual borrowing capacity under this facility depends upon its compliance with the key covenants described below. In connection with AMVAC’s entering into the New Credit Agreement, all outstanding indebtedness under the First Amendment was rolled over into the New Credit Agreement, including the conversion of term loans into revolving debt.

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

On April 28, 2015, AMVAC and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. Under the Second Amendment, the Consolidated Funded Debt Ratio was increased for the second, third and fourth quarters of 2015.

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of June 30, 2015 the Company met all covenants in that credit facility.

At June 30, 2015, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $27,101 under the credit facility agreement. This compares to an available borrowing capacity of $64,057 as of June 30, 2014. This decrease in borrowing availability arises from reduced financial performance (as measured in EBITDA) for the trailing twelve month period and increased borrowings associated with product line acquisitions.

During the three month and six month periods ended June 30, 2014 (and throughout the balance of 2014, terminating on December 31, 2014), the Company had in place one interest rate swap contract. While in place, the interest rate swap contract was accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap were reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. As a result of the termination of the swap contract, there were no gains or losses in other comprehensive income (“OCI”) related to interest rate swap contracts that were expected to be reclassified to earnings in the coming 12 months.

The following tables illustrate the impact of derivatives on the Company’s statements of operations and comprehensive income for the three months and six months ended June 30, 2015 and 2014.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the three months ended June 30, 2015 and 2014

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	2015	2014	OCI into Income (Effective Portion)	2015	2014	Income on Derivative (Ineffective Portion)	2015	2014
Interest rate contracts	$—	$(8)	Interest Expense	$—	$(153)	Interest Expense	$—	$—

Total	$—	$(8)		$—	$(153)		$—	$—

For the six months ended June 30, 2015 and 2014

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	2015	2014	OCI into Income (Effective Portion)	2015	2014	Income on Derivative (Ineffective Portion)	2015	2014
Interest rate contracts	$—	$(31)	Interest Expense	$—	$(312)	Interest Expense	$—	$—

Total	$—	$(31)		$—	$(312)		$—	$—

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2015 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month and six month periods ended June 30, 2015, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

11. Stock Based Compensation—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

The below tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months and six months ended June 30, 2015 and 2014.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2015
Incentive Stock Options	$116	$231	$1,204	2.5
Restricted Stock	790	1,962	3,521	1.5
Performance Based Restricted Stock	107	205	811	2.0
Performance Based Options	45	87	454	2.5

Total	$1,058	$2,485	$5,990

June 30, 2014
Incentive Stock Options	$10	$21	$—	—
Restricted Stock	985	1,819	7,153	2.1
Performance Based Restricted Stock	43	(34)	1,559	2.6

Total	$1,038	$1,806	$8,712

Stock Options—During the six months ended June 30, 2015, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2014	724,904	$9.22	$7.82
Options exercised, $7.50	(16,650)	7.50
Options forfeited, $11.49 and $13.24	(10,400)	11.49

Balance outstanding, March 31, 2015	697,854	$9.21	$7.71
Options exercised, $7.50	(34,800)	7.50
Options forfeited, $11.49	(2,481)	11.49

Balance outstanding, June 30, 2015	660,573	$9.29	$7.72

Information relating to stock options at June 30, 2015 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	369,750	64	$7.50	369,750	$7.50
$11.32—$14.75	290,823	111	$11.56	16,679	$12.69

	660,573		$9.29	386,429	$7.72

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2015:
Incentive Stock Option Plans:
Outstanding	660,573	$9.29	85	$2,987
Expected to Vest	650,455	$9.25	84	$2,964
Exercisable	386,429	$7.72	64	$2,354

During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation related to stock options of $116 and $10, respectively.

During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation related to stock options of $231 and $21, respectively.

As of June 30, 2015, the Company had approximately $1,204 of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 2.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2014	560,842	$21.44
Granted	30,000	11.42
Vested	(192,266)	20.47
Forfeited	(422)	14.92

Nonvested shares at March 31, 2015	398,154	$21.17
Granted	21,005	14.28
Vested	(28,505)	13.53
Forfeited	(1,201)	14.92

Nonvested shares at June 30, 2015	389,453	$21.37

Restricted stock grants — During the six months ended June 30, 2015, the Company granted a total of 51,005 shares of common stock. Of these, 21,005 shares vest immediately, 7,500 shares will vest after 90 days and the balance will cliff vest after three years of service. The shares granted in 2015 were average fair valued at $12.60 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

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

During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation related to restricted shares of $790 and $985, respectively.

During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation related to restricted shares of $1,962 and $1,819, respectively.

As of June 30, 2015, the Company had approximately $3,521 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested shares at December 31, 2014	103,907	$17.81
Granted	7,500	10.96
Vested	—	—
Forfeited	—	—

Nonvested shares at March 31, 2015	111,407	$17.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested shares at June 30, 2015	111,407	$17.35

Performance Based Shares — During the six months ended June 30, 2015, the Company granted a total of 7,500 performance based shares that will cliff vest on January 5, 2018, provided that the recipient is continuously employed by the Company during the vesting period. Eighty percent of these performance based shares are based upon financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing January 1, 2015 and ending December 31, 2017. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance. The Company did not grant any performance based shares during the comparable period last year.

As of June 30, 2015, performance based shares related to net income and net sales have an average fair value of $11.42 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $9.13 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved.

During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation related to performance based shares of $107 and $43, respectively.

During the six months ended June 30, 2015, the Company recognized stock-based compensation related to performance based shares of $205. During the six months ended June 30, 2014, the Company recognized a reduction in stock-based compensation related to performance based shares of $34.

As of June 30, 2015, the Company had approximately $811 of unamortized stock-based compensation related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the six months ended June 30, 2015 and 2014, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2014	107,689	$11.49	$—

Balance outstanding, June 30, 2015	107,689	$11.49	$—

Information relating to outstanding stock options at June 30, 2015 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	107,689	30	$11.49	—	$—

	107,689		$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2015:
Incentive Stock Option Plans:
Outstanding	107,689	$11.49	30	$199
Expected to Vest	107,689	$11.49	30	$199
Exercisable	—	$—	—	$—

During the three months ended June 30, 2015 the Company recognized stock-based compensation related to performance stock options of $45. There were no performance incentive stock options issued by the Company prior to those issued during the quarter ended December 31, 2014.

During the six months ended June 30, 2015 the Company recognized stock-based compensation related to performance stock options of $87. There were no performance incentive stock options issued by the Company prior to those issued during the quarter ended December 31, 2014.

As of June 30, 2015, the Company had approximately $454 of unamortized stock-based compensation related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 2.5 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal proceedings—During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2014, other than as discussed below:

Sanchez v. Agro Logistics. AMVAC has been named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products, from the multiple manufacturers, over the course of their employment as laborers from 1989 through 2012. A fair amount of discovery, including plaintiff’s deposition, has been completed. Plaintiffs are unable to confirm whether they used or were exposed to any of the Company’s products. The Company intends to defend the matter vigorously, believes that the claims have no merit, and has entered into a joint defense arrangement with certain other defendants. The Company will continue to defend this matter and does not believe that a loss is either probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency for this matter.

Galvan v. AMVAC. On April 7, 2014, an action entitled Graciela Galvan v. AMVAC Chemical Corp. was filed with the Superior Court for the State of California for the County of Orange as case number 00716103CXC. This is a putative class action brought under California Labor Code Section 2698 under which claimant, an inactive employee currently on leave, seeks civil penalties on behalf of herself and other allegedly “similarly aggrieved employees” under various Labor Code sections relating to overtime compensation, minimum wages, meal periods, and rest periods among other things. After having taken discovery against plaintiff, the Company believes that the claims have no merit and intends to defend the matter vigorously. At this stage in the proceedings, the Company does not believe that a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency for the matter.

USEPA RCRA Matter. On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (USEPA) issued to registrant’s principal operating subsidiary (AMVAC Chemical Corporation) an Opportunity to Show Cause why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. AMVAC believes that these containers were properly handled and stored under, among others, the applicable provisions of the Federal Insecticide, Fungicide and Rodenticide Act relating to recycling and disposal of depleted, refillable containers (and their contents). AMVAC responded to the substance of the show cause letter on April 10, 2015 and has engaged in multiple discussions with USEPA on the matter. While violations of RCRA, if any, may carry civil penalties, it is too early in the matter to determine whether a loss is probable or reasonably estimable. Accordingly, registrant has not recorded a loss contingency on this matter.

USEPA TSCA Matter. On or about May 13, 2015, Region 9 of the United States Environmental Protection Agency (USEPA) issued a notice of violation of the Toxic Substances Control Act (“TSCA”) in which it alleged that the Company had failed to submit a Form U to the agency during the 2012 submission period for four chemical substances imported for commercial purposes at two of its facilities. The Company responded to the allegations by not only providing documentation but also filing the subject Form U. After discussion with USEPA regarding mitigation measures, the parties agreed to a civil penalty in the amount of $81. We expect that settlement documents will be completed in the near term. Accordingly, the Company has recorded a loss contingency in the amount of $81.

Schiemer Farms Matter. On or about May 12, 2015, Farmers Supply Co-op made a written claim against the Company for losses from the alleged failure of the Company’s soil fumigant, Vapam, to control weeds on an onion crop that was harvested in late 2014. The grower alleges a loss of yield in the amount of $1.2 million. The Company has been in informal discussion with claimant (which applied the product) and grower and does not believe that claimant is entitled to the relief that it seeks. Based upon its understanding of the facts at this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency on the matter.

13. Recently Issued Accounting Guidance—In April 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for financials statement issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company evaluated the impact and has elected an early adoption of this update in the quarter ended June 30, 2015. This change was immaterial to the condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB voted to defer the effective date of this update to December 15, 2017. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018 or its impact on our consolidated financial statements.

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

15. Accumulated Other Comprehensive Income (“AOCI”)—

The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Balance, December 31, 2014	$(1,970)
Other comprehensive loss	(248)

Balance, March 31, 2015	$(2,218)
Other comprehensive loss	(323)

Balance, June 30, 2015	$(2,541)

16. On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, to acquire an ownership position of approximately 29.27%. In February 2014, TyraTech issued 37,391,763 shares and raised approximately £1,870 ($3,100). Due to the share issuance, the Company recognized a $256 gain from the dilution of the Company’s ownership position. As of June 30, 2015, the Company’s ownership position in TyraTech was approximately 21.18%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the six months ended June 30, 2015, the Company recognized a loss of $191 as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheet. At June 30, 2015, the carrying value of the Company’s investment in TyraTech was $2,981 and the quoted market value of its shareholding was $4,148 based on the London Stock Exchange, Alternative Investment Market (“AIM”).

17. Income Taxes – Income tax benefit was $685 for the six months ended June 30, 2015 as compared to an income tax expense of $856 for the six months ended June 30, 2014. The effective tax rate was a benefit of (339.1%) in 2015 and an expense of 27.0% in 2014. Income tax benefit was $393 for the three months ended June 30, 2015 and $160 for the three months ended June 30, 2014.

The effective tax rate for the six months ended June 30, 2015 is based on the financial statements for the six months ended June 30, 2015. It became increasingly difficult to estimate a reliable annual effective tax rate for the 2015 financial year because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Significant changes in our estimated annual effective tax rate could result from changes in forecasts or actual results for either our domestic or international operations. Since an estimated annual effective tax rate under these circumstances would not provide a meaningful estimate, an actual year-to-date effective tax rate is the best estimate of the annual tax rate.

18. Product Acquisitions – On April 6, 2015, the Company completed the acquisition of a nematicide product line, Nemacur, in Europe from Adama Agricultural Solutions Ltd. Further on April 29, 2015, the Company completed the acquisition of the global herbicide product line, Hyvar/Krovar from DuPont. These product acquisitions were immaterial to the Company’s condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2015	2014	Change
Net sales:
Insecticides	$27,586	$34,524	$(6,938)
Herbicides/soil fumigants/fungicides	17,451	13,926	3,525
Other, including plant growth regulators	12,755	8,929	3,826

Total crop	57,792	57,379	413
Non-crop	8,731	10,934	(2,203)

	$66,523	$68,313	$(1,790)

Cost of sales:
Insecticides	$18,401	$21,063	$(2,662)
Herbicides/soil fumigants/fungicides	9,596	8,936	660
Other, including plant growth regulators	8,998	6,089	2,909

Total crop	36,995	36,088	907
Non-crop	4,407	6,165	(1,758)

	$41,402	$42,253	$(851)

Gross margin:
Insecticides	$9,185	$13,461	$(4,276)
Herbicides/soil fumigants/fungicides	7,855	4,990	2,865
Other, including plant growth regulators	3,757	2,840	917

Gross margin crop	20,797	21,291	(494)
Gross margin non-crop	4,324	4,769	(445)

	$25,121	$26,060	$(939)

Gross margin crop	36%	37%
Gross margin non-crop	49%	44%
Total gross margin	38%	38%

	2015	2014	Change
Net sales:
US	$43,842	$50,094	$(6,252)
International	22,681	18,219	4,462

	$66,523	$68,313	$(1,790)

Financial performance for the quarter ended June 30, 2015 included net sales of $66,523, which were down approximately 3% as compared to net sales of $68,313 for the second quarter of 2014. Our gross profit performance ended at $25,121 or 38% of net sales as compared $26,060 or 38% of net sales for the comparable quarter last year.

With respect to sales performance by category, net sales for our crop business remained flat at $57,792, as compared to $57,379 for the same period of the prior year, while net sales for non-crop products were down 20% at $8,731, as compared to $10,934 last year. From a geographic perspective, our domestic sales were down 12% and our international sales were up 24% during the comparable period. Included in international sales were immaterial revenues associated with the product lines acquired during the second quarter of 2015. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Second quarter 2015 financial performance was influenced by several factors, including weak re-stocking activity from distributors in the Midwest United States, and lower commodity price of corn causing some growers to minimize costs of their crop inputs. In addition to these factors in the corn market, reduced planted acres in cotton (as compared to the prior year) affected the sales of our cotton insecticide, Bidrin. Notwithstanding these factors, we saw improved sales performance in our Herbicide and Soil Fumigant product lines and higher year-over-year toll manufacturing activity, which contributed to improved manufacturing utilization and lower unabsorbed costs.

Net sales of our insecticide group for crop applications were down about 20%, to $27,586 as compared to $34,524 during the second quarter of 2014. Within this group, net sales of our granular soil insecticides (“GSIs”) were down approximately 9%, as compared to the comparable quarter in 2014. A significant portion of this sales performance was driven by a shift in the timing of sales for our Thimet® product used in sugar cane (from the second quarter in 2014 to the third quarter this year). Partially offsetting this drop was a significant increase in our Nemacur® product sold into a number of international markets. In our non-granular insecticide products, demand for our Bidrin® foliar insecticide used primarily for general plant bugs and particularly stink bugs defense in cotton, declined in line with the significant reduction in acres of U.S. cotton planted this year.

Within the group of herbicides/fungicides/fumigants, net sales for the second quarter of 2015 increased by approximately 25% to $17,451 from $13,926 in the same period of 2014. Net sales of our herbicide products rose significantly on the strength of our post-emergent corn herbicide, Impact®. Our soil fumigant sales were also significantly higher this year, driven in part by increased sales into U.S. vegetables markets, as compared to the prior period in 2014.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales increased by about 43% to $12,755, as compared to $8,929 in the second quarter of 2014. This performance was due largely to a quarterly sales increase in Folex® (our cotton defoliant / harvest aid) despite reduced cotton acres reflecting low customer inventory position, and finally a significant increase in toll manufacturing during the quarter.

Our non-crop sales ended the second quarter of 2015 at $8,731, which was 20% below net sales of $10,934 for the same period of the prior year. Despite strong net sales from our mosquito adulticide product, Dibrom® , we saw declines in our pest strip, pharmaceutical and Envance consumer pest spray product lines attributed to weather conditions.

Our cost of sales for the second quarter of 2015 was $41,402 or 62% of net sales. This compared to $42,253 or 62% of net sales for 2014. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. During the three month periods ended June 30, 2015 and 2014, raw material purchase prices remained flat. As a percentage of sales, raw materials increased from 37.5% in 2014 to 40.0% in 2015. This increase was driven by the increased proportion of international sales, which represented 34.0% of sales in the quarter ended June 30, 2015 and 27.0% in the comparable quarter of prior year. Labor and burden costs also increase from 14.0% in 2014 to 16.5% in 2015. This effect was driven by the significant shift from domestic to international sales and also higher levels of tolling product sales (both international and tolling product sales have higher cost of goods when compare to domestic sales).

For the three months ended June 30, 2015, the cost of running our U.S. factories was about 7.0% higher than costs in 2014. A primary driver for the increase is associated with the tolling activity. Offsetting this increase, factory output and associated overhead recovery was 61% higher than the same period of 2014. The overall factory performance added $3,017 or 4.5% to the gross margin performance for the quarter of 2015 and offset the adverse mix impacts described above. As a result, our gross profit ended at 38% of sales, which was flat as compared to the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $1,415 to $23,922 for the three months ended June 30, 2015, as compared to the same period in 2014. The differences in operating expenses by department are as follows:

	2015	2014	Change
Selling	$6,934	$8,805	$(1,871)
General and administrative	7,069	6,068	1,001
Research, product development and regulatory	5,275	5,040	235
Freight, delivery and warehousing	4,644	5,424	(780)

	$23,922	$25,337	$(1,415)

•	Selling expenses decreased $1,871 over the same quarter of the prior year. The main driver for the decrease is the reduction in advertising and promotional activities.

•	General and administrative expenses increased by $1,001 to $7,069, as compared to $6,068 for the same period of the prior year. The main drivers for the increase are related to increased stock based compensation and amortization expense from the product line acquisitions.

•	Research, product development costs and regulatory expenses increased by $235 to $5,275, as compared to the same period of the prior year. In the three months ended June 30, 2015, the increase in our spending on long term business development projects was offset by regulatory compliance that was driven by timing on our regulatory compliance studies.

•	Freight, delivery and warehousing costs decreased by $780 to $4,644, as compared to the same period of 2014. As a percentage of sales, freight ended at 7.0% of sales for the three months ended June 30, 2015 as compared to 7.9% for the same period of the prior year. The main drivers for this decrease are related to an increase in sales of products with low freight costs and products where buyers bear freight charges.

Interest costs, net of capitalized interest, were $662 in the three months ended June 30, 2015, as compared to $844 in the same period of 2014. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2015			Q2 2014
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$105,796	$527	1.9%	$111,779	$684	2.4%
Notes payable	1,404	68	—	170	1	—
Interest income	—	(1)	—	—	(3)	—
Amortization of deferred loan fees	—	60	—	—	58	—
Amortization of other deferred liabilities	—	38	—	—	105	—
Other interest expense	—	18	—	—	12	—

Subtotal	$107,200	$710	2.6%	$111,949	$857	3.0%
Capitalized interest	—	(48)	—	—	(13)	—

Total	$107,200	$662	2.5%	$111,949	$844	3.0%

The Company’s average overall debt for the three months ended June 30, 2015 was $107,200 as compared to $111,949 for the three months ended June 30, 2014. In fact, the Company reduced average overall debt to $85,631 as a result of collecting receivables, which were due towards the end of the second quarter. Offsetting this reduction, the Company principally used cash in the purchase of product lines. During the quarter we reduced working capital by $27,275 and decreased our usage of revolving debt as a result. Also during the quarter we acquired two new product lines funded partly by a seller note and partly by increasing usage of revolving debt. As can be seen from the table above, our effective bank interest rate was 1.9% for the three months ended as compared to 2.4% in 2014. This improvement is driven by the terms of the New Credit Agreement and the expiration of the interest rate swap contract that was held in 2014.

Income tax benefit increased by $233 to end at a benefit of $393 for the three months ended June 30, 2015 as compared to a benefit of $160 for the comparable period in 2014. The effective tax rate for the quarter was (73.2%) (which was a tax benefit), as compared to 132.2% (which was also a tax benefit) in the same period of the prior year. The change in effective tax rate is primarily due to comparatively higher earnings in our international tax jurisdictions that are taxed at a comparatively lower rate than the U.S. statutory rates and a loss in the U.S. The effective tax rate for the three months ended June 30, 2015 is based on the financial statements for the six months ended June 30, 2015. It became increasingly difficult to estimate a reliable annual effective tax rate for the 2015 financial year because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Significant changes in our estimated annual effective tax rate could result from changes in forecasts or actual results for either our domestic or international operations. Since an estimated annual effective tax rate under these circumstances would not provide a meaningful estimate, an actual year-to-date effective tax rate is the best estimate of the annual tax rate.

During the three months ended June 30, 2015 we recognized a loss of $191 on our investment in TyraTech, as compared to recognizing a loss of $68 during the three months ended June 30, 2014.

Non-controlling interest in Envance for the three months ended June 30, 2015 decreased to $42 as compared to $174 for the three months ended June 30, 2014. Non-controlling interest represents the share of net loss that is attributable to TyraTech’s share, the minority stockholder, of our majority owned subsidiary, Envance. During the quarter ended June 30, 2015, the Company reached agreement with the minority shareholder in Envance (TyraTech) to reduce that company’s minority shareholding from 40% to 13%.

Our net income for the second quarter of 2015 was $781 or $0.03 per diluted share ($0.03 per share—basic) as compared to $145 or $0.01 per diluted share ($0.01 per share—basic) in the same quarter of 2014.

Six Months Ended June 30:

	2015	2014	Change
Net sales:
Insecticides	$61,945	$80,961	$(19,016)
Herbicides/soil fumigants/fungicides	39,291	36,857	2,434
Other, including plant growth regulators	16,077	12,736	3,341

Total crop	117,313	130,554	(13,241)
Non-crop	15,775	18,854	(3,079)

	$133,088	$149,408	$(16,320)

Cost of sales:
Insecticides	$41,005	$51,651	$(10,646)
Herbicides/soil fumigants/fungicides	23,186	22,406	780
Other, including plant growth regulators	10,367	9,524	843

Total crop	74,558	83,581	(9,023)
Non-crop	8,759	10,862	(2,103)

	$83,317	$94,443	$(11,126)

Gross margin:
Insecticides	$20,940	$29,310	$(8,370)
Herbicides/soil fumigants/fungicides	16,105	14,451	1,654
Other, including plant growth regulators	5,710	3,212	2,498

Gross margin crop	42,755	46,973	(4,218)
Gross margin non-crop	7,016	7,992	(976)

	$49,771	$54,965	$(5,194)

Gross margin crop	36%	36%
Gross margin non-crop	44%	42%
Total gross margin	37%	37%

	2015	2014	Change
Net sales:
US	$93,064	$108,050	$(14,986)
International	40,024	41,358	(1,334)

	$133,088	$149,408	$(16,320)

Overall financial performance including net sales and net income for the six month period ended June 30, 2015 showed a decline as compared to the same period in 2014. Net sales for the period were down approximately 11% to $133,088 compared to $149,408 for the first half of 2014. Our gross profit performance ended at $49,771 or 37% of net sales, as compared to $54,965 or 37% of net sales for the comparable prior period.

With respect to specific categories, net sales for our crop business were $117,313, down by approximately 10% from $130,554 in 2014, while net sales for non-crop products were $15,775, down by about 16% from $18,854, in the comparable period of the prior year. Our international sales were also down slightly at $40,024, as compared to $41,358 for the same period of the prior year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first half of 2015, the Company continued to experience soft demand for its corn products. This was primarily due to below normal re-stocking procurement by the Midwest channel of distribution, as it continued to work through surplus inventories. Additionally, the lower commodity price of corn tended to cause growers to trim their input costs where possible, including some reduced usage of at-plant insecticides. Furthermore, 2015 saw reduced planted acreage in U.S. cotton, which resulted in softer demand for our cotton insecticide Bidrin (see below).

Net sales of our insecticides used in crop applications for the six months ended June 30, 2015 were down about 23% to $61,945, as compared to $80,961 during the first half of 2014. Within this category, net sales of our granular soil insecticides (“GSIs”) were down approximately 21% relative to the comparable period in 2014. Demand for our Thimet product remained stable for use on the U.S peanut crop, but there was a shift in this year’s procurement pattern for sugar cane from the second quarter last year to the third quarter this year. Net sales of our non-GSI insecticides for crop applications were lower during the first half of 2015 as compared to the same period of the prior year, largely due to reduced US cotton acres driving lower demand for our foliar insecticide Bidrin®.

Within the group of herbicides/fungicides/fumigants, net sales for the first half of 2015 were $39,291, approximately 7% higher than the $36,857 recorded in the first half of 2014. While net sales of our primary corn herbicide Impact declined moderately as a result of some prior-year inventory carryover, our soil fumigants net sales increased significantly during the first half of the year.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales increased by about 26% to $16,077, as compared to $12,736 in the first half of 2014. Approximately one-third of the increased sales resulted from additional sales of our cotton harvest aid, Folex, which happened despite overall reduced cotton acres. The balance of the increased sales was driven by higher sales of our snail control granules and our toll manufacturing revenues.

Our non-crop sales for the first half of 2015 were $15,775, down 16% from $18,854 for the same period of the prior year. While sales of our mosquito adulticide Dibrom® remained essentially level with the prior midyear result, our Pest Strip business, pharmaceutical sales and consumer pest spray revenues were all lower in the first six months of 2015, as compared to the similar period in 2014.

Our cost of sales for the first six months of 2015 was $83,317 or 63% of net sales, compared to $94,443 or 63% of net sales for 2014. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. During the six months ended June 30, 2015, raw material purchase prices remained flat. This was also the case for the six month period of the prior year. As a percentage of sales, material costs increased to 39.0% in 2015, as compared to 38.0% in 2014. This was driven by the increase in international sales to 30.0% of sales for the six months ended June 30, 2015, from 28.0% for comparable period of the prior year. Furthermore, labor and burden overhead increased from 14.5% in 2014 to 16.0% in 2015. This was caused by the change in mix of international and domestic sales (international sales generate lower margins and relatively higher cost of goods). These factors had the impact of reducing gross margin before factory performance by 2.5%.

Factory performance has been much improved in the first two quarters of 2015, as compared to the same period of 2014. Actual costs of running the four U.S. factories reduced by 3.5% as a result of strong efforts on improving efficiency. At the same time, factory output improved by 32.0% as a result of having carefully managed output in the second half of 2014 and thus allowing selective inventory building to occur in the first half of 2014. Lower factory cost and improved activities led to overhead recovery that resulted in approximately 2.5% better margin performance, which had the impact of offsetting the adverse mix factors mentioned. As a result, our gross profit ended flat at 37% of sales, as compared to the same period of the prior year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $2,270 to $48,266 for the six months ended June 30, 2015, as compared to the same period in 2014. The differences in operating expenses by department are as follows:

	2015	2014	Change
Selling	$14,309	$16,976	$(2,667)
General and administrative	13,410	12,798	612
Research, product development and regulatory	10,112	9,773	339
Freight, delivery and warehousing	10,435	10,989	(554)

	$48,266	$50,536	$(2,270)

•	Selling expenses for the period decreased by $2,667 to end at $14,309, as compared to the first six months of 2014. The main driver for the overall decrease in selling expenses was costs associated with advertising and promotional activities.

•	General and administrative expenses increased by $612 to end at $13,410, as compared to $12,798 for the same period of 2014. The main drivers for the increase are related to increases in stock based compensation and amortization expense from the product line acquisitions in the second quarter.

•	Research, product development costs and regulatory expenses increased by $339 to end at $10,112, as compared to $9,773 for the same period of the prior year. The main drivers were increased costs incurred in our formulation chemistry and business development activities, offset by reduced expenditures in product defense.

•	Freight, delivery and warehousing costs for the six months ended June 30, 2015 were $10,435 or 7.8% of sales as compared to $10,989 or 7.4% of sales for the same period in 2014. The main drivers for the decrease are related to increase in sales of products with low freight costs and products where buyers bear freight charges.

Interest costs, net of capitalized interest, were $1,303 in the six months of 2015, as compared to $1,457 in the same period of 2014. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$106,120	$1,043	2.0%	$93,728	$1,173	2.5%
Notes payable	851	69	—	178	3	—
Interest income	—	(1)	—	—	(3)	—
Amortization of deferred loan fees	—	166	—	—	117	—
Amortization of other deferred liabilities	—	85	—	—	174	—
Other interest expense	—	28	—	—	24	—

Subtotal	$106,971	$1,390	2.5%	$93,906	$1,488	3.1%
Capitalized interest	—	(87)	—	—	(31)	—

Total	$106,971	$1,303	2.4%	$93,906	$1,457	3.1%

The Company’s average overall debt for the six months ended June 30, 2015 was $106,971 as compared to $93,906 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we worked down working capital and associated revolving debt. Offsetting this performance, we increased debt to fund product line acquisitions. In the comparable of 2014, we increased revolving debt as working capital increased in response to a slowdown in our Midwest market. As can be seen from the table above, our effective bank interest rate was 2.0% for the six months ended June 30, 2015 as compared to 2.5% for the same period in 2014. This is driven by the new credit facility agreement and the expiration of the interest rate swap contract that was held in 2014.

Income taxes decreased by $1,541 to end at a benefit of ($685) for the six months ended June 30, 2015, as compared to an expense of $856 for the comparable period in 2014. The effective tax benefit rate for the period was (339.1%) as compared to a tax expense rate of 27% in the same period of the prior year. The change in the effective tax rate is primarily due to comparatively higher earnings in our international tax jurisdictions that are taxed at a comparatively lower rate than the U.S. statutory rates and a loss in the U.S. The effective tax rate for the six months ended June 30, 2015 is based on the financial statements for the six months ended June 30, 2015. It became increasingly difficult to estimate a reliable annual effective tax rate for our company for the year because of the uncertainty in forecasting taxable income or loss for the remainder of the year for each of our domestic and international operations. Significant changes in our estimated annual effective tax rate could result from changes in forecasts or actual results for either our domestic or international operations. Since an estimated annual effective tax rate under these circumstances would not provide a meaningful estimate, an actual year-to-date effective tax rate is the best estimate of the annual tax rate.

During the six months ended June 30, 2015, we recognized a loss of $191 on our investment in TyraTech, as compared to a loss of $396 during the six months ended June 30, 2014. The loss recognized during the six months ended June 30, 2014 is exclusive of a gain of $256 related to the sale by TyraTech of additional stock.

Non-controlling interest in Envance for the six months ended June 30, 2015 decreased to $136 as compared to $328 for the six months ended June 30, 2014. Non-controlling interest represents the share of net loss that is attributable to TyraTech, the minority shareholder, of our majority owned subsidiary, Envance.

Our net income for the first six months of 2015 was $832 or $0.03 per diluted share ($0.03 per share—basic) as compared to $2,304 or $0.08 per diluted share ($0.08 per share—basic) in the same period of 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $43,824 of cash in operating activities during the six months ended June 30, 2015. This compared with using $29,039 in the same period of last year. Net income of $696, the sum of non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities equaled $10,752 and stock based compensation and other non-cash items of $2,669 provided a net cash inflow $14,117 compared to $14,858 for the same period last year.

During the six months ended June 30, 2015, the Company reduced receivables by $11,075 and offset that with an increase in VAT receivable of $2,100 associated with a product line acquisition (which we expect to recover during the third quarter). This compares with an increase in trade receivables of $1,025 during the same period of 2014.

Our inventories have reduced by $397 during the six month period of 2015, as compared to increasing by $35,410 during the same period of the prior year. This 2015 performance reflects the efforts that the Company has put into controlling the balance of manufacturing and demand while continuing to correct channel inventory levels. As of the balance sheet date, June 30, 2015, we believe our inventories are valued at lower of cost or market.

During the six months ended June 30, 2015, deferred revenues increased by $3,611, as compared to a decrease of $2,276 for the same period of the prior year. The increase in deferred revenues reflects individual customer decisions to take up related incentive programs and pay in advance for product deliveries later in the growing season.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the six months ended June 30, 2015, the Company made accruals in the amount of $25,673. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. However, there are some programs that are paid more frequently or that have different settlement dates that reflect particular growing seasons. During the first six months of 2015, the Company made payments in the amount of $8,616. Payments are not generally significant in the second and third quarters of each financial year. During the six months ended June 30, 2014, the Company accrued $30,355 and made payments in the amount of $9,626.

Finally, our prepaid and other assets remained flat, tax receivable increased by $878, accounts payable reduced by $392 and we made $899 in deferred payments associated with product line acquisitions completed in 2010. In aggregate, this amounted to $2,169 outflow. During the same period of 2014, these items amounted to a $17,510 outflow.

The Company is working to manage its capital spending closely during this slow trading period and utilized $3,480 during the six months ended June 30, 2015, compared to utilizing $3,954 during the same period of 2014. This is primarily driven by capital spending in our factories. Also during the first six months of 2015, the Company completed two acquisitions of product lines and spent a total of approximately $36,000 on those transactions. Furthermore, the Company increased its ownership share of its Envance subsidiary by paying $125 to its joint venture partner TyraTech. There were no investments or intangible asset purchases in the same period of the prior year.

Financing activities used $3,193 during the six months ended June 30, 2015, compared to providing $30,412 in the same period of the prior year. This included a pay down of $11,000 against our senior credit facility, in addition to the increase in deferred loan fees of $120. During the period we increased our other notes payable in the amount of $10,000 related to one product line acquisition and made immaterial scheduled deferred payments related to product acquisitions. Further, the Company made dividend payments in the amount of $1,141. Finally, the Company utilized $308 upon vesting of shares and the exercise of stock options and received $275 from the sale of common stock under its Employee Stock Purchase Plan (including associated tax benefits of $7), as compared to receiving $1,458 during the first six months of 2014.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the balance sheets at June 30, 2015 and December 31, 2014. These are summarized in the following table:

Indebtedness	June 30, 2015			December 31, 2014
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$88,400	$—	$88,400	$99,400	$—	$99,400
Deferred loan fees	(804)	—	(804)	(850)	—	(850)
Notes payable	18	10,072	10,090	55	71	126

Total Indebtedness	$87,614	$10,072	$97,686	$98,605	$71	$98,676

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of June 30, 2015 the Company met all covenants in that credit facility.

At June 30, 2015, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $27,101 under the credit facility agreement. This compares to an available borrowing capacity of $64,057 as of June 30, 2014. This decrease in borrowing availability arises from reduced financial performance (as measured in EBITDA) for the trailing twelve month period and increased borrowings associated with product line acquisitions.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In April 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for financials statement issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company evaluated the impact and has elected an early adoption of this update in the quarter ended June 30, 2015. This change was immaterial to the condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB voted to defer the effective date of this update to December 15, 2017. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018 or its impact on our consolidated financial statements.

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

As of June 30, 2015, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2015, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2014, other than as discussed below:-

Sanchez v. Agro Logistics. AMVAC has been named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products, from multiple manufacturers, over the course of their employment as laborers from 1989 through 2012. A fair amount of discovery, including plaintiff’s deposition, has been completed. Plaintiffs are unable to confirm whether they used or were exposed to any of the Company’s products. The Company intends to defend the matter vigorously, believes that the claims have no merit, and has entered into a joint defense arrangement with certain other defendants. The Company will continue to defend this matter and does not believe that a loss is either probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency for this matter.

Galvan v. AMVAC. On April 7, 2014, an action entitled Graciela Galvan v. AMVAC Chemical Corp. was filed with the Superior Court for the State of California for the County of Orange as case number 00716103CXC. This is a putative class action brought under California Labor Code Section 2698 under which claimant, an inactive employee currently on leave, seeks civil penalties on behalf of herself and other allegedly “similarly aggrieved employees” under various Labor Code sections relating to overtime compensation, minimum wages, meal periods, and rest periods among other things. After having taken discovery against plaintiff, the Company believes that the claims have no merit and intends to defend the matter vigorously. At this stage in the proceedings, the Company does not believe that a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency for the matter.

USEPA RCRA Matter. On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (USEPA) issued to registrant’s principal operating subsidiary (AMVAC Chemical Corporation) an Opportunity to Show Cause why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. AMVAC believes that these containers were properly handled and stored under, among others, the applicable provisions of the Federal Insecticide, Fungicide and Rodenticide Act relating to recycling and disposal of depleted, refillable containers (and their contents). AMVAC responded to the substance of the show cause letter on April 10, 2015 and has engaged in multiple discussions with USEPA on the matter. While violations of RCRA, if any, may carry civil penalties, it is too early in the matter to determine whether a loss is probable or reasonably estimable. Accordingly, registrant has not recorded a loss contingency on this matter.

USEPA TSCA Matter. On or about May 13, 2015, Region 9 of the United States Environmental Protection Agency (USEPA) issued a notice of violation of the Toxic Substances Control Act (“TSCA”) in which it alleged that the Company had failed to submit a Form U to the agency during the 2012 submission period for four chemical substances imported for commercial purposes at two of its facilities. The Company responded to the allegations by not only providing documentation but also filing the subject Form U. After discussion with USEPA regarding mitigation measures, the parties agreed to a civil penalty in the amount of $81. We expect that settlement documents will be completed in the near term. Accordingly, the Company has recorded a loss contingency in the amount of $81.

Schiemer Farms Matter. On or about May 12, 2015, Farmers Supply Co-op made a written claim against the Company for losses from the alleged failure of the Company’s soil fumigant, Vapam, to control weeds on an onion crop that was harvested in late 2014. The grower alleges a loss of yield in the amount of $1.2 million. The Company has been in informal discussion with claimant (which applied the product) and grower and does not believe that claimant is entitled to the relief that it seeks. Based upon its understanding of the facts at this stage, the Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency on the matter.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: July 31, 2015	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: July 31, 2015	By:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer