Form 10-Q
period 2015-09-30
AMERICAN VANGUARD CORP
filed 2015-11-03
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Common Stock, $.10 Par Value—29,160,234 shares as of October 26, 2015.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014
Net sales	$72,486	$71,635	$205,574	$221,043
Cost of sales	41,053	43,342	124,370	137,785

Gross profit	31,433	28,293	81,204	83,258
Operating expenses	26,059	27,367	74,325	77,903

Operating income	5,374	926	6,879	5,355
Interest expense	700	804	2,090	2,292
Less interest capitalized	(62)	(25)	(149)	(56)

Income before provision for income taxes and (loss) gain on equity investment	4,736	147	4,938	3,119
Income tax expense	1,643	—	958	856

Income before (loss) gain on equity investment	3,093	147	3,980	2,263
Net (loss) gain from equity investment	(389)	461	(580)	321

Net income	2,704	608	3,400	2,584
Add back net loss attributable to non-controlling interest	68	124	204	452

Net income attributable to American Vanguard	2,772	732	3,604	3,036
Change in fair value of interest rate swaps	—	145	—	426
Foreign currency translation adjustment	(897)	(491)	(1,468)	(348)

Comprehensive income	$1,875	$386	$2,136	$3,114

Earnings per common share—basic	$0.10	$0.03	$0.13	$0.11

Earnings per common share—assuming dilution	$0.09	$0.03	$0.12	$0.11

Weighted average shares outstanding—basic	28,753	28,466	28,653	28,422

Weighted average shares outstanding—assuming dilution	29,289	28,797	29,208	28,888

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	Sept. 30, 2015	Dec. 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,429	$4,885
Receivables:
Trade, net of allowance for doubtful accounts of $287 and $166, respectively	89,723	86,027
Other	4,872	2,396

Total receivables	94,595	88,423
Inventories	161,496	165,631
Prepaid expenses	12,135	13,415
Income taxes receivable	1,233	5,964
Deferred income tax assets	8,731	8,731

Total current assets	283,619	287,049
Property, plant and equipment, net	48,460	50,026
Intangible assets, net of applicable amortization	131,006	100,211
Other assets	30,828	35,035

	$493,913	$472,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt and other notes payable	$10,073	$71
Current installments of other liabilities	1,050	1,357
Accounts payable	23,421	20,411
Deferred revenue	38	898
Accrued program costs	73,528	52,546
Accrued expenses and other payables	6,540	5,962

Total current liabilities	114,650	81,245
Long-term debt and other notes payable, excluding current installments	82,658	98,605
Other liabilities, excluding current installments	3,003	3,309
Deferred income tax liabilities	28,159	28,159

Total liabilities	228,470	211,318

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,623,810 shares at September 30, 2015 and 31,550,477 shares at December 31, 2014	3,163	3,156
Additional paid-in capital	68,466	66,232
Accumulated other comprehensive loss	(3,438)	(1,970)
Retained earnings	205,520	202,488

	273,711	269,906
Less treasury stock, at cost, 2,450,634 shares at September 30, 2015 and December 31, 2014	(8,269)	(8,269)

American Vanguard Corporation stockholders’ equity	265,442	261,637
Non-controlling interest	1	(634)

Total stockholders’ equity	265,443	261,003

	$493,913	$472,321

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2015, June 30, 2015, and September 30, 2015

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2014	31,550,477	$3,156	$66,232	$202,488	$(1,970)	2,450,634	$(8,269)	$261,637	$(634)	$261,003
Stocks issued under ESPP	24,144	2	278	—	—	—	—	280	—	280
Cash dividends on common stock ($0.02 per share)	—	—	—	(572)	—	—	—	(572)	—	(572)
Foreign currency translation adjustment, net	—	—	—	—	(248)	—	—	(248)	—	(248)
Stock based compensation	—	—	1,427	—	—	—	—	1,427	—	1,427
Stock options exercised and grants and vesting of restricted stock units	(11,943)	(1)	(1,244)	—	—	—	—	(1,245)	—	(1,245)
Excess tax benefits from share based payment arrangements	—	—	1	—	—	—	—	1	—	1
Net income (loss)	—	—	—	51	—	—	—	51	(94)	(43)

Balance, March 31, 2015	31,562,678	$3,157	$66,694	$201,967	$(2,218)	2,450,634	$(8,269)	$261,331	$(728)	$260,603
Stocks issued under ESPP	—	—	(12)	—	—	—	—	(12)	—	(12)
Foreign currency translation adjustment, net	—	—	—	—	(323)	—	—	(323)	—	(323)
Stock based compensation	—	—	1,058	—	—	—	—	1,058	—	1,058
Stock options exercised and grants and vesting of restricted stock units	54,604	5	932	—	—	—	—	937	—	937
Adjustment and purchase of non-controlling interest	—	—	(964)	—	—	—	—	(964)	839	(125)
Excess tax benefits from share based payment arrangements	—	—	6	—	—	—	—	6	—	6
Net income (loss)	—	—	—	781	—	—	—	781	(42)	739

Balance, June 30, 2015	31,617,282	$3,162	$67,714	$202,748	$(2,541)	2,450,634	$(8,269)	$262,814	$69	$262,883
Stocks issued under ESPP	26,308	3	302	—	—	—	—	305	—	305
Foreign currency translation adjustment, net	—	—	—	—	(897)	—	—	(897)	—	(897)
Stock based compensation	—	—	458	—	—	—	—	458	—	458
Stock options exercised and grants and vesting of restricted stock units	(19,780)	(2)	(9)	—	—	—	—	(11)	—	(11)
Excess tax benefits from share based payment arrangements	—	—	1	—	—	—	—	1	—	1
Net income (loss)	—	—	—	2,772	—	—	—	2,772	(68)	2,704

Balance, September 30, 2015	31,623,810	$3,163	$68,466	$205,520	$(3,438)	2,450,634	$(8,269)	$265,442	$1	$265,443

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Increase (decrease) in cash	2015	2014
Cash flows from operating activities:
Net income	$3,400	$2,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed and intangible assets	12,190	11,996
Amortization of other long term assets	3,992	4,332
Amortization of discounted liabilities	118	249
Stock-based compensation	2,943	3,046
Tax benefit from exercise of stock options	(8)	(263)
Operating loss from equity method investment	580	633
Gain from dilution of equity method investment	—	(954)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(6,172)	(16,995)
Decrease (increase) in inventories	4,135	(31,690)
Decrease (increase) in prepaid expenses and other assets	1,143	(5,237)
Decrease in income tax receivable/payable, net	4,739	7,937
Decrease in deferred tax	—	(328)
Increase (decrease) in accounts payable	3,010	(22,341)
Decrease in deferred revenue	(860)	(2,769)
Increase in other payables and accrued expenses	22,597	15,964

Net cash provided by (used in) operating activities	51,807	(33,836)

Cash flows from investing activities:
Capital expenditures	(5,196)	(5,947)
Investments	(125)	—
Acquisitions of product lines and other intangible assets	(36,435)	—

Net cash used in investing activities	(41,756)	(5,947)

Cash flows from financing activities:
Net (payments) borrowings under line of credit agreement	(16,120)	43,450
Increase in other notes payable	10,000	—
Payments on other long-term liabilities	(1,252)	(1,371)
Tax benefit from exercise of stock options	8	263
Repurchases of common stock	—	(1,531)
Non-controlling interest contribution	—	300
Payment of cash dividends	(1,141)	(4,251)
Net proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	254	1,616

Net cash (used in) provided by financing activities	(8,251)	38,476

Net increase (decrease) in cash and cash equivalents	1,800	(1,307)
Cash and cash equivalents at beginning of period	4,885	6,680
Effect of exchange rate changes on cash and cash equivalents	(1,256)	(328)

Cash and cash equivalents at end of period	$5,429	$5,045

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2. Property, plant and equipment at September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
Land	$2,458	$2,458
Buildings and improvements	14,419	14,380
Machinery and equipment	109,223	107,899
Office furniture, fixtures and equipment	4,957	4,698
Automotive equipment	491	374
Construction in progress	6,551	3,432

	138,099	133,241
Less accumulated depreciation	(89,639)	(83,215)

	$48,460	$50,026

During the nine months ended September 30, 2015, the Company eliminated from assets and accumulated depreciation $338 of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2015	December 31, 2014
Finished products	$128,788	$142,853
Raw materials	32,708	22,778

	$161,496	$165,631

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net sales:
Insecticides	$23,539	$24,626	$85,484	$105,587
Herbicides/soil fumigants/fungicides	32,682	29,363	71,973	66,220
Other, including plant growth regulators	7,420	10,711	23,497	23,447

	63,641	64,700	180,954	195,254
Non-crop	8,845	6,935	24,620	25,789

	$72,486	$71,635	$205,574	$221,043

Net sales:
US	$53,167	$54,552	$146,231	$162,602
International	19,319	17,083	59,343	58,441

	$72,486	$71,635	$205,574	$221,043

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

In addition, the Company paid a dividend of $569 on January 9, 2015 that had been declared on December 11, 2014. As a result, the total amount paid during the nine months ended September 30, 2015 amounted to $1,141. During the nine months ended September 30, 2014, the Company paid dividends of $4,251.

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Numerator:
Net income attributable to AVD	$2,772	$732	$3,604	$3,036

Denominator:
Weighted average shares outstanding-basic	28,753	28,466	28,653	28,422
Dilutive effect of stock options and grants	536	331	555	466

	29,289	28,797	29,208	28,888

For the three months and nine months ended September 30, 2015, no stock options were excluded from the computation of diluted earnings per share. The Company excluded 1,207 stock options from the computation of diluted earnings per share for the three months ended September 30, 2014 and 6,183 stock options from the computation of diluted earnings per share for the nine months ended September 30, 2014, because they were anti-dilutive.

8. The Company has a revolving line of credit and two other notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014. These are summarized in the following table:

Indebtedness	September 30, 2015			December 31, 2014
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$83,400	$—	$83,400	$99,400	$—	$99,400
Deferred loan fees	(742)	—	(742)	(850)	—	(850)
Notes payable	—	10,073	10,073	55	71	126

Total indebtedness	$82,658	$10,073	$92,731	$98,605	$71	$98,676

On June 17, 2013, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer. The facility also includes both AMVAC C.V. (“AMVAC CV”) and AMVAC Netherlands B.V. (“AMVAC BV”), both Dutch subsidiaries, as borrowers. The Credit Agreement supersedes the Amended and Restated Credit Agreement dated as of January 10, 2011. The Credit Agreement is a senior secured lending facility with a five year term and consists of a revolving line of credit with a maximum limit of $200 million and an accordion feature with a maximum limit of $100 million. The actual borrowing capacity under this facility depends upon the Company’s compliance with the key covenants described below. In connection with AMVAC’s entering into the Credit Agreement, all outstanding indebtedness under the previously existing credit agreement was rolled over into the Credit Agreement, including the conversion of term loans into revolving debt.

On July 18, 2014, AMVAC, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. Under the First Amendment, the Consolidated Funded Debt Ratio was increased for the third and fourth quarters of 2014 and the first quarter of 2015, and, further, borrowers were permitted to pay cash dividends to stockholders during the first and second quarters of 2015 notwithstanding prior net income levels.

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

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of September 30, 2015 the Company met all covenants in that credit facility.

At September 30, 2015, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $40,189 under the credit facility agreement. This compares to an available borrowing capacity of $51,156 as of September 30, 2014. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, has improved, (2) borrowings have decreased notwithstanding the product line acquisitions completed in the second quarter of 2015 and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) is lower when compared with the earlier period.

During the three month and nine month periods ended September 30, 2014 (and throughout the balance of 2014, terminating on December 31, 2014), the Company had in place one interest rate swap contract. While in place, the interest rate swap contract was accounted for under FASB ASC 815 as a cash flow hedge. The effective portion of the gains or losses on the interest rate swap were reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affected earnings. As a result of the termination of the swap contract, there were no gains or losses in other comprehensive income (“OCI”) related to interest rate swap contracts that were expected to be reclassified to earnings in the coming 12 months.

The following tables illustrate the impact of derivatives on the Company’s statements of operations and comprehensive income for the three months and nine months ended September 30, 2015 and 2014.

The Effect of Derivative Instruments on the Statement of Financial Performance

For the three months ended September 30, 2015 and 2014

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	2015	2014	OCI into Income (Effective Portion)	2015	2014	Income on Derivative (Ineffective Portion)	2015	2014
Interest rate contracts	$—	$(1)	Interest Expense	$—	$(146)	Interest Expense	$—	$—

Total	$—	$(1)		$—	$(146)		$—	$—

For the nine months ended September 30, 2015 and 2014

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationships	2015	2014	OCI into Income (Effective Portion)	2015	2014	Income on Derivative (Ineffective Portion)	2015	2014
Interest rate contracts	$—	$(32)	Interest Expense	$—	$(459)	Interest Expense	$—	$—

Total	$—	$(32)		$—	$(459)		$—	$—

9. Reclassification—Certain items have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2015 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month and nine month periods ended September 30, 2015, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The below tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months and nine months ended September 30, 2015 and 2014.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2015
Incentive Stock Options	$94	$325	$1,009	2.3
Restricted Stock	334	2,296	2,751	1.5
Performance Based Restricted Stock	18	222	686	1.8
Performance Based Options	12	100	373	2.2

Total	$458	$2,943	$4,819

September 30, 2014
Incentive Stock Options	$—	$21	$—	—
Restricted Stock	1,139	2,958	6,069	1.9
Performance Based Restricted Stock	101	67	1,404	2.4

Total	$1,240	$3,046	$7,473

Stock Options—During the nine months ended September 30, 2015, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2014	724,904	$9.22	$7.82
Options exercised, $7.50	(16,650)	7.50
Options forfeited, $11.49 and $13.24	(10,400)	11.49

Balance outstanding, March 31, 2015	697,854	$9.21	$7.71
Options exercised, $7.50	(34,800)	7.50
Options forfeited, $11.49	(2,481)	11.49

Balance outstanding, June 30, 2015	660,573	$9.29	$7.72
Options exercised, $7.50	(4,000)	7.50
Options forfeited, $11.49	(22,582)	11.49

Balance outstanding, September 30, 2015	633,991	$9.25	$7.73

Information relating to stock options at September 30, 2015 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	361,750	62	$7.50	361,750	$7.50
$11.32—$11.49	272,241	107	$11.56	16,679	$12.69

	633,991		$9.25	378,429	$7.73

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2015:
Incentive Stock Option Plans:
Outstanding	633,991	$9.25	82	$1,489
Expected to Vest	623,148	$9.21	81	$1,488
Exercisable	378,429	$7.73	62	$1,471

During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation related to stock options of $94 and $0, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation related to stock options of $325 and $21, respectively.

As of September 30, 2015, the Company had approximately $1,009 of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 2.3 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the nine months ended September 30, 2015 and 2014 is presented below:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	560,842	$21.44	376,702	$24.85
Granted	30,000	11.42	—	—
Vested	(192,266)	20.47	(1,000)	31.83
Forfeited	(422)	14.92	(1,840)	24.23

Nonvested shares at March 31st	398,154	$21.17	373,862	$24.83
Granted	21,005	14.28	240,724	14.81
Vested	(28,505)	13.53	(23,478)	13.84
Forfeited	(1,201)	14.92	—	—

Nonvested shares at June 30th	389,453	$21.37	591,108	$21.19
Granted	13,196	12.88	—	—
Vested	(19,000)	27.93	(4,000)	12.16
Forfeited	(26,723)	22.64	(6,104)	14.92

Nonvested shares at September 30th	356,926	$20.62	581,004	$21.32

Restricted stock grants — During the nine months ended September 30, 2015, the Company granted a total of 64,201 shares of common stock. Of these, 21,005 shares vest immediately, 7,500 shares will vest after 90 days from date of grant, 3,196 shares will vest one-third each year on the anniversaries of the employee’s employment date and the balance will cliff vest after three years of service. The shares granted in 2015 were average fair valued at $12.66 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the nine months ended September 30, 2014, the Company granted a total of 240,724 shares of common stock. Of these, 23,478 shares vest immediately, and the balance will cliff vest after three years of service. The shares granted in 2014 were average fair valued at $14.81 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation related to restricted shares of $334 and $1,139, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation related to restricted shares of $2,296 and $2,958, respectively.

As of September 30, 2015 and 2014, the Company had approximately $2,751 and $6,069, respectively, of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.5 and 1.9 years, respectively. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the nine months ended September 30, 2015 and 2014 is presented below:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	103,907	$17.77	24,637	$28.28
Granted	7,500	10.96	—	—

Nonvested shares at March 31st	111,407	$17.31	24,637	$28.28
Granted	—	—	79,270	14.51
Nonvested shares at June 30th	111,407	$17.31	103,907	$17.77
Granted	3,196	12.37	—	—
Forfeited	(10,200)	18.43	—	—

Nonvested shares at September 30th	104,403	$17.05	103,907	$17.77

Performance Based Shares — During the nine months ended September 30, 2015, the Company granted a total of 10,696 performance based shares. Of these, 7,500 shares will cliff vest on January 5, 2018 with a measurement period commencing January 1, 2015 and ending December 31, 2017 and 3,196 shares will cliff vest on August 1, 2018 with a measurement period commencing July 1, 2015 and ending June 30, 2018, provided that the recipient is continuously employed by the Company during the vesting period. Eighty percent of these performance based shares are based upon financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

During the nine months ended September 30, 2014, the Company granted a total of 79,270 performance based shares that will cliff vest on May 23, 2017, provided that recipient is continuously employed by the Company during the vesting period. Of these performance based shares, 80% are based upon financial performance of the Company, specifically, an earnings before interest and tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30% for the period commencing April 1, 2014 and ending December 31, 2016; the remaining 20% of performance based shares are based upon AVD stock price appreciation (shareholder return) over the same performance measurement period. The net sales and EBIT goal measures the relative growth of the Company’s net sales and EBIT for the performance measurement period, as compared to the median growth of net sales and EBIT for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

As of September 30, 2015, performance based shares related to net income and net sales have an average fair value of $11.86 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $9.48 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation related to performance based shares of $18 and $101, respectively.

During the nine months ended September 30, 2015, the Company recognized stock-based compensation related to performance based shares of $222. During the nine months ended September 30, 2014, the Company recognized stock-based compensation related to performance based shares of $67.

As of September 30, 2015, the Company had approximately $686 of unamortized stock-based compensation related to unvested performance based shares. This amount will be recognized over the weighted-average period of 1.8 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the nine months ended September 30, 2015 and 2014, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2014	107,689	$11.49	$—
Options forfeited, $11.49	(9,279)	11.49

Balance outstanding, September 30, 2015	98,410	$11.49	$—

Information relating to outstanding stock options at September 30, 2015 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	98,410	27	$11.49	—	$—

	98,410		$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2015 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2015:
Incentive Stock Option Plans:
Outstanding	98,410	$11.49	27	$7
Expected to Vest	54,692	$11.49	27	$4
Exercisable	—	$—	—	$—

During the three months ended September 30, 2015 the Company recognized stock-based compensation related to performance stock options of $12. There were no performance incentive stock options issued by the Company prior to those issued during the quarter ended December 31, 2014.

During the nine months ended September 30, 2015 the Company recognized stock-based compensation related to performance stock options of $100. There were no performance incentive stock options issued by the Company prior to those issued during the quarter ended December 31, 2014.

As of September 30, 2015, the Company had approximately $373 of unamortized stock-based compensation related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2014, other than as discussed below:

A. DBCP Cases

On or about May 31, 2012, HendlerLaw, P.C., which represents plaintiffs in seven related matters that had been pending before the United States District Court for the Eastern District of Louisiana (the “Hendler – Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Six of the eight Hendler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as those appearing in the Hendler – Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler – Delaware cases granted defendants’ motion to dismiss with prejudice six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims had been pending in the Hendler – Louisiana cases where they had been first filed.

In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler – Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. Plaintiffs appealed the dismissal of the Hendler – Louisiana cases and, on September 19, 2013, the Fifth Circuit Court of Appeal upheld the lower court’s decision, finding no reason to reverse the dismissal.

On October 16, 2013, Plaintiffs filed a notice of appeal in the Hendler – Delaware cases. Oral argument was heard before the Third Circuit Court of Appeal on June 24, 2014 in connection with that appeal, and, on August 11, 2015, the Third Circuit upheld the lower court’s dismissal of the Hendler – Delaware cases. However, plaintiffs petitioned for rehearing en banc, arguing that, despite the fact that the same plaintiffs had made the same claims before another court (namely, the Louisiana court in the Hendler – Louisiana cases), because the Louisiana court had not decided the case on the merits (but, rather, on the basis of the statute of limitations), the Delaware trial court lacked the power to dismiss the Hendler – Delaware cases with prejudice. On September 22, 2015, the Third Circuit vacated its previous ruling (to uphold the lower court dismissal) and set the appeal for rehearing en banc on February 17, 2016. Thus, the appeal of the dismissal of the Hendler – Delaware cases will be reheard by the Third Circuit. The Company believes the Hendler – Delaware cases have no merit and, further, that a loss is neither probable nor reasonably estimable; accordingly, it has not recorded a loss contingency.

B. Other Matters

Sanchez v. Agro Logistics. AMVAC was named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products, marketed and sold by numerous companies, over the course of their employment as laborers from 1989 through 2012. After a fair amount of discovery, including plaintiffs’ deposition, it became clear that plaintiffs were unable to confirm that they had used or been exposed to any of the Company’s products. After negotiation, plaintiffs and AMVAC have agreed to settle this matter for a fraction of the cost of defense, which amount was immaterial to the accompanying condensed consolidated financial statements. The Company expects that the matter will be dismissed with prejudice within the next 90 days.

USEPA TSCA Matter. On or about May 13, 2015, Region 9 of the United States Environmental Protection Agency (USEPA) issued a notice of violation (“NOV”) of the Toxic Substances Control Act (“TSCA”) in which it alleged that the Company had failed to submit a Form U to the agency during the 2012 submission period for four chemical substances imported for commercial purposes at two of its facilities. The Company responded to the allegations by not only providing documentation but also filing the subject Form U, albeit after the deadline. After discussion with USEPA regarding mitigation measures, the parties agreed to a civil penalty in the amount of $82. The parties executed a consent decree and final order that was filed with USEPA on September 30, 2015 under which the Company has agreed to pay aforementioned civil penalty in resolution of the claims set forth in the NOV.

13. Recently Issued Accounting Guidance— In September 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combination (Topic 805):Simplifying the Accounting for Measurement Period Adjustments. Current GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. This amendment eliminates the requirement to retrospectively account for those adjustments and recognize adjustments in the reporting period in which they are determined. Furthermore, the amendment to this update would require disclosure (either on the face of the income statement or in the notes) of the nature and amount of the measurement period adjustments recognized in the current period including the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company will follow the guidance in this ASU when applying Topic 805.

In July 2015, FASB issued ASU2015-11, Inventory (Topic 330). Topic 330 currently requires an entity to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU limits the scope to inventory that is measured using first-in, first-out (FIFO) or average cost. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will evaluate the impact of this adoption for fiscal year 2016.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for financials statement issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company evaluated the impact and has elected an early adoption of this update in the quarter ended June 30, 2015. This change was immaterial to the condensed consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and under ASU 2014-15, there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB voted to defer the effective date of this update to December 15, 2017. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2018 or its impact on our consolidated financial statements.

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

15. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Balance, December 31, 2014	$(1,970)
Other comprehensive loss	(248)

Balance, March 31, 2015	$(2,218)
Other comprehensive loss	(323)

Balance, June 30, 2015	$(2,541)
Other comprehensive loss	(897)

Balance, September 30, 2015	$(3,438)

16. On March 25, 2013, the Company made a $3,687 equity investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, to acquire an ownership position of approximately 29.27%. During 2014 TyraTech completed two separate funding transactions. In February 2014, TyraTech issued 37,391,763 shares and raised approximately £1,870 ($3,100) and then in July 2014, TyraTech issued a further 50,000,000 shares and raised approximately £3,500 ($5,900). Due to these share issuances, the Company recognized a total gain of $954 from the dilution of the Company’s ownership position. In October 2014, the Company exercised warrants in the amount of $500 and purchased 6,155,000 shares in TyraTech. As a result of the share issuances and the exercise of warrants, the Company’s ownership position in TyraTech was approximately 21.18% as of September 30, 2015. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. The Company recognized a loss of $389 and $580 for the three months and nine months ended September 30, 2015, respectively, as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheet. At September 30, 2015, the carrying value of the Company’s investment in TyraTech was $2,592 and the quoted market value of its shareholding was $3,999 based on the London Stock Exchange, Alternative Investment Market (“AIM”).

17. Income Taxes—Income tax expense was $958 for the nine months ended September 30, 2015, as compared to an expense of $856 for the nine months ended September 30, 2014. The effective tax rate was 19% in 2015 and 21% in 2014. Income tax expense was $1,643 for the three months ended September 30, 2015. There was no tax expense for the three months ended September 30, 2014. The tax rate is based on management’s estimate of the full year income tax rate and is subject to ongoing review and revision.

18. Product Acquisitions—On April 6, 2015, the Company completed the acquisition of a nematicide product line, Nemacur, in Europe from Adama Agricultural Solutions Ltd. Further on April 29, 2015, the Company completed the acquisition of the global herbicide product line, Hyvar/Krovar from DuPont. These product acquisitions were immaterial to the Company’s condensed consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information on risk factors arising during the reporting period, refer to Item 1A., Risk Factors (below). For more detailed information on risk factors affecting the Company generally, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2015	2014	Change
Net sales:
Insecticides	$23,539	$24,626	$(1,087)
Herbicides/soil fumigants/fungicides	32,682	29,363	3,319
Other, including plant growth regulators	7,420	10,711	(3,291)

Total crop	63,641	64,700	(1,059)
Non-crop	8,845	6,935	1,910

	$72,486	$71,635	$851

Cost of sales:
Insecticides	$14,240	$14,466	$(226)
Herbicides/soil fumigants/fungicides	17,953	17,084	869
Other, including plant growth regulators	4,005	7,375	(3,370)

Total crop	36,198	38,925	(2,727)
Non-crop	4,855	4,417	438

	$41,053	$43,342	$(2,289)

Gross margin:
Insecticides	$9,299	$10,160	$(861)
Herbicides/soil fumigants/fungicides	14,729	12,279	2,450
Other, including plant growth regulators	3,415	3,336	79

Gross margin crop	27,443	25,775	1,668
Gross margin non-crop	3,990	2,518	1,472

	$31,433	$28,293	$3,140

Gross margin crop	43%	40%
Gross margin non-crop	45%	36%
Total gross margin	43%	40%

	2015	2014	Change
Net sales:
US	$53,167	$54,552	$(1,385)
International	19,319	17,083	2,236

	$72,486	$71,635	$851

Our overall financial performance for the quarter ended September 30, 2015 reflects the significant improvement in profitability that has been achieved through disciplined manufacturing cost and operating expense management. Our net sales for the period were $72,486, as compared to $71,635 for the third quarter of 2014. Net income attributable to American Vanguard was substantially improved and ended at $2,772, as compared to $732 for the same period in 2014. A more detailed discussion of general market conditions and sales performance by category of products appears below. Net sales for our Crop products were down by approximately 2% at $63,641, as compared to $64,700 posted in the third quarter of 2014. Net sales for Non-Crop products were $8,845, up by about 28% from the comparable prior year period.

Within Crop, net sales of our insecticide products were down about 4% during the third quarter of 2015. Within this group, we recorded strong sales of non-corn products such as Thimet® for peanuts and Counter® for sugar beets. Sales of Mocap® and Nemacur®, sold primarily in international markets, performed well and were up approximately 17% over the prior year. This strong performance included sales recorded following the acquisition of European registrations for Nemacur (announced earlier this year). Our cotton foliar insecticide Bidrin® posted a much lower quarterly performance due to reduced cotton acres in the U.S. this year, lighter pest pressure during the growing season, and some competitive activities. Net sales of our granular soil insecticide products (“GSIs”) are traditionally slow at this time of the year, as the prior growing season has ended and the new selling season typically does not begin until midway through the final quarter of the year. Sales of our leading corn brands of Aztec® and our Force®SmartBox were somewhat below last year.

Within our herbicides/soil fumigants /fungicides products, net sales for the third quarter of 2015 increased by approximately 10% to $32,682, over the comparable period of 2014. This improved performance was driven by higher sales of our post-emergent corn herbicide, Impact®, and flat sales of our non-corn herbicide, Dacthal®. In addition, included in this category were some initial sales of our newly acquired international herbicide, Hyvar/Krovar. Finally, sales of our market leading soil fumigant were up 5%, as compared to sales in the same period of the prior year.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales decreased by about 31%, as compared to those in the third quarter of 2014. This decrease was driven by lower sales of our cotton harvest defoliant, Folex®, due to reduced U.S. cotton acreage in 2015 and unfavorable autumn harvest weather conditions. We also recorded lower toll manufacturing sales in the current quarter relative to the same period last year, due to changes in the timing of our production schedule, which resulted in sales occurring earlier this year in the three months ended June 30, 2015, rather than in the current quarter.

The non-crop portion of our business ended the third quarter of 2015 at $8,845, a 28% increase, as compared to $6,935 for the same period of the prior year. This change was due largely to significantly increased domestic sales of our mosquito control adulticide, Dibrom®, partially offset by declines in year-over-year sales of our Pest Strip products for commercial pest control and Envance natural oil-based products for consumer pest control.

Our international business continued to perform well during the three months ended September 30, 2015 with net sales of $19,319 which was a 13% improvement as compared to the same period of the prior year. Sales for the quarter benefited from initial sales of our two newly acquired product lines – European Nemacur and the Hyvar/Krovar products. The Company announced these international product acquisitions earlier this year. In addition, the Company recorded stronger sales for Counter and Dacthal as compared to same period of last year.

Our cost of sales for the third quarter of 2015 was $41,053 or 57% of net sales. This compared to $43,342 or 60% of net sales for 2014. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. During the three month periods ended September 30, 2015 and 2014, raw material purchase prices remained essentially flat. As a percentage of sales, raw materials increased from 40% in 2014 to 41% in 2015. This increase was driven by the increased proportion of international sales, which represented 27% of sales in the quarter ended September 30, 2015 and 24% in the comparable quarter of prior year. Labor and burden costs also increase from 13.2% in 2014 to 13.7% in 2015. This effect was driven by the shift from domestic to international sales and the mix of product sales.

Furthermore, our cost of sales includes the impact of unabsorbed factory costs. In the third quarter of 2015 this amounted to 2% of sales, whereas in the same period of the prior year unabsorbed factory costs were 8% of sales. This improved performance was generated by the impact of cost controls including the reduction in headcount at the end of 2014 and the benefit of increased factory activity as we manage the demand and manufacturing supply position. Overall this improvement added $4,218 to our gross profit performance in the third quarter of 2015, as compared to this time last year.

Finally, within gross profit it should be noted that following the Company’s product line acquisitions announced earlier this year, some sales are being managed by the selling entities for an interim period due to conditions that were known to the Company prior to closing, such as the administrative task of transferring certain registrations to the Company. During this interim period, the Company will earn royalties on those sales and record the associated income as revenue. Treating the income in this manner increased gross margin reported this quarter by approximately 1%.

As a result, our gross profit ended at $31,433 and 43% of sales, as compared to $28,293 and 40% last year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $1,308 to $26,059 for the three months ended September 30, 2015, as compared to the same period in 2014. The differences in operating expenses by department are as follows:

	2015	2014	Change
Selling	$6,493	$7,067	$(574)
General and administrative	6,980	7,354	(374)
Research, product development and regulatory	4,494	5,200	(706)
Freight, delivery and warehousing	8,092	7,746	346

	$26,059	$27,367	$(1,308)

•	Selling expenses decreased by approximately 8%, as compared to the same quarter of the prior year. The main drivers for the decrease are lower travel costs for the field sales team and reduced costs for outside services in support of advertising and field stewardship activities.

•	General and administrative expenses decreased by 5% quarter over quarter. The main drivers for the decrease are primarily due to lower incentive compensation costs and legal costs. This was offset by an increase in amortization expense from the product line acquisitions completed during the early part of 2015.

•	Research, product development costs and regulatory expenses decreased by about 14% over the comparable three month period of the prior year. This was driven by timing of product development studies and as a result of a one-time benefit from the consolidation of two industry wide task force groups.

•	Freight, delivery and warehousing costs increased by about 4%, driven primarily by slightly higher sales including higher sales of our high volume fumigants and increased international sales following the acquisitions completed earlier in the year. As a percentage of sales, freight ended at 11% of sales for the three months ended September 30, 2015, which was consistent with the same period of the prior year.

Interest costs, net of capitalized interest, were $638 in the three months to September 30, 2015 as compared to $779 in the same period of 2014. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2015			Q3 2014
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$88,826	$498	2.2%	$94,935	$613	2.6%
Notes payable	10,081	101	—	152	1	—
Amortization of deferred loan fees	—	62	—	—	106	—
Amortization of other deferred liabilities	—	29	—	—	74	—
Other interest expense	—	10	—	—	10	—

Subtotal	$98,907	$700	2.8%	$95,087	$804	3.4%
Capitalized interest	—	(62)	—	—	(25)	—

Total	$98,907	$638	2.6%	$95,087	$779	3.3%

The Company’s average overall debt for the three months ended September 30, 2015 was $98,907, as compared to $95,087 for the three months ended September 30, 2014. Included in interest expense of $638 during the three months ended September 30, 2015, are non-cash costs related to amortization of discounting for deferred payments and other interest expense, net of capitalized interest, in the amount of $140 as compared to $166 for the same period of the prior year. The effective rate on our bank borrowings was 2.2% for the period to September 30, 2015, as compared to 2.6% for the same period of the prior year. Our overall effective interest rate was 2.6% for the three months ended September 30, 2015, as compared to 3.3% at September 30, 2014.

Income tax expense totaled $1,643 for the three months ended September 30, 2015. The effective tax rate for the quarter was 34.7%. There was no tax expense for the three months ended September 30, 2014. The comparatively higher rate is a result of an improvement in domestic performance (which bears a higher tax rate) in the third quarter of 2015 compared to the same period of 2014. This has caused us to modify our forecast for the full year performance and, as a result adjusted the forecasted rate for the full year of 2015, which impacts the quarter. Our estimate of the full year income tax rate is subject to ongoing review and revision.

Our overall net income for the three months ended September 30, 2015 increased to $2,772 or $0.09 per diluted share as compared to $732 or $0.03 per diluted share in the same quarter of 2014.

Nine Months Ended September 30:

	2015	2014	Change
Net sales:
Insecticides	$85,484	$105,587	$(20,103)
Herbicides/soil fumigants/fungicides	71,973	66,220	5,753
Other, including plant growth regulators	23,497	23,447	50

Total crop	180,954	195,254	(14,300)
Non-crop	24,620	25,789	(1,169)

	$205,574	$221,043	$(15,469)

Cost of goods sold:
Insecticides	$55,244	$66,117	$(10,873)
Herbicides/soil fumigants/fungicides	41,139	39,490	1,649
Other, including plant growth regulators	14,372	16,899	(2,527)

Total crop	110,755	122,506	(11,751)
Non-crop	13,615	15,279	(1,664)

	$124,370	$137,785	$(13,415)

Gross margin:
Insecticides	$30,240	$39,470	$(9,230)
Herbicides/soil fumigants/fungicides	30,834	26,730	4,104
Other, including plant growth regulators	9,125	6,548	2,577

Gross margin crop	70,199	72,748	(2,549)
Gross margin non-crop	11,005	10,510	495

	$81,204	$83,258	$(2,054)

Gross margin crop	39%	37%
Gross margin non-crop	45%	41%
Total gross margin	40%	38%

	2015	2014	Change
Net sales:
US	$146,231	$162,602	$(16,371)
International	59,343	58,441	902

	$205,574	$221,043	$(15,469)

Overall financial performance was mixed for the nine month period ended September 30, 2015 with net sales down approximately 7% and net income up approximately 33%, as compared to the same period of 2014.

Net sales for the nine month period ended at $205,574 compared to $221,043 in 2014. With respect to specific categories, net sales for our crop business were $180,954, down by approximately 7% from $195,254 in 2014, while net sales for non-crop products were $24,620, down by about 4% from $25,789, in the comparable period of the prior year. Our international sales are slightly ahead year to date at $59,343, as compared to $58,441 for the same period of the prior year, which is an improvement of 2%. A more detailed discussion of general market conditions and sales performance by category of products appears below.

As has been noted in previous filings, procurement patterns in the Midwest corn market have been negatively influenced by the excess inventories that accumulated in the distribution channel. As a consequence, restocking orders for our corn products during 2015 were lower than in periods prior to the inventory build-up, as customers continued to draw down carryover inventories. As we close out the 2014-15 growing season we believe that channel inventory levels are significantly reduced in comparison to the start of the year. However, there may be further channel inventory reduction that impacts the new season. We have also experienced a difficult year for our cotton products, as a reduction in planted acres, lower foliar pest pressure, and some unfavorable weather conditions have trimmed demand. In most of the other crops that we serve, such as potatoes, peanuts, various fruit and vegetable crops, our product sales are performing at a level comparable to that of the same period in the prior year.

Net sales of our insecticides as a group were down about 19% at $85,484, during the first nine months of 2015, as compared to $105,587 during the same period of the prior year. Within these products, net sales of our granular soil insecticides (“GSIs”) were down approximately 8% from the comparable period in 2014. Our primary corn soil insecticides Aztec® and Force SmartBox® experienced significant declines reflecting the Midwest distribution channel inventory drawdown. Thimet®, used in peanuts and sugarcane, saw a modest year-over-year sales decrease, while Counter, used in corn and sugar beets posted a modest sales increase. Mocap® and Nemacur®, products that are largely sold in international markets, together posted marginally increased sales for the YTD period. Net sales of our non-GSI insecticides declined by approximately 37%, during the first nine months of 2015, mainly due to lower year-over-year sales of Bidrin® our foliar cotton insecticide which suffered from lower U.S. cotton acreage and low pest pressure.

Within the group of herbicides/fungicides/fumigants, net sales for the first three quarters of 2015 rose by 8%, as compared to the first nine months of 2014. The main driver of this category has been the solid demand for our soil fumigants which rose more than 11% during the first nine months of the 2015, despite some challenging Western U.S. drought conditions. This increase was helped by slight sales gains in our existing herbicide products Impact® and Dacthal®. Finally, included are sales of our herbicide Hyvar/Krovar, which we acquired earlier this year.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), our net sales were flat with gains on Metaldehyde products, our SmartBlock potato sprout inhibitor and toll manufacturing offset by declines on Folex® and NAA.

Our international sales were comparatively flat for the nine month period ended September 30, 2015 at $59,343 which was a 2% improvement as compared to the same period of the prior year. Sales benefited from initial sales of our two newly acquired product lines – European Nemacur and the Hyvar/Krovar products. The Company announced these international product acquisitions earlier this year. In addition we experienced reduced sales of our nematicides during first half of the year as result of missing out on an annual contract with one customer in Central America.

Our non-crop sales for the first nine months of 2015 were $24,620, as compared to $25,789 for the same period of the prior year. In these sales, our mosquito adulticide Dibrom® was up strongly due in part to increased storm conditions in the southern U.S, offset by sales of our Pest strip products which were down in comparison to the same period of 2014.

Our cost of sales for the first nine months of 2015 was $124,370 or 60% of net sales, compared to $137,785 or 62% of net sales for 2014. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. During the nine months ended September 30, 2015, raw material purchase prices reduced by 1.3%. During the nine month period of the prior year raw material prices remained flat. As a percentage of sales, material costs increased to 40% in 2015, as compared to 39% in 2014. This was driven by the increase in international sales to 29% of sales for the nine months ended September 30, 2015, from 26% for comparable period of the prior year. Offsetting the increase in raw material cost of sales, factory costs increased from 13.2% in 2014 to 13.7% in 2015. This was primarily driven change in balance of international sales and domestic sales – in 2015 we have 29% international sales as compared to 26% in 2014. International sales tend to face more generic competition, and generate lower gross margins (and consequently higher relative cost of sales). Furthermore, we have some different mix and volume impacts domestically which accounts for the balance.

Furthermore, our cost of sales includes the impact of unabsorbed factory costs. In the first nine months of 2015 this amounted to 5% of sales, whereas in the same period of the prior year unabsorbed factory costs were 9% of sales. This improved performance was generated by the impact of cost controls including the reduction in headcount at the end of 2014 and the benefit of increased factory activity as we manage the demand and manufacturing supply position. Overall this improvement added $9,664 to our gross profit performance for the nine month period and substantially mitigated the impact of lower sales revenues on gross margin, discussed above. As a result, our gross profit ended at $81,204 and 40% of sales, as compared to $83,258 and 38% last year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses decreased by $3,578 to $74,325 for the nine months ended September 30, 2015, as compared to the same period of 2014. The differences in operating expenses by department are as follows:

	2015	2014	Change
Selling	$20,803	$24,043	$(3,240)
General and administrative	20,389	20,152	237
Research, product development and regulatory	14,606	14,973	(367)
Freight, delivery and warehousing	18,527	18,735	(208)

	$74,325	$77,903	$(3,578)

•	Selling expenses for the period decreased by about 13% over the comparable period. The main drivers for the decrease are lower advertising and promotional activities, reduced levels of temporary employees reflecting improving efficiency in the sales and marketing teams and reductions in office expenses primarily for our international sales locations.

•	General and administrative expenses increased by about 1% over the same period of 2014. The main drivers for the increase are amortization expense on product line acquisitions completed during the current year and a small increase in incentive compensation costs, offset by lower legal costs.

•	Research, product development costs and regulatory expenses decreased by about 2% when compared to the same period of 2014. This is as a result of delayed spending on product development studies, offset by continued work focused on long-term business development projects. Furthermore, our regulatory compliance costs are tracking below last year and benefited from the consolidation of two industry wide task force groups.

•	Freight, delivery and warehousing costs for the nine months ended September 30, 2015 were $18,527 or 9% of sales as compared to $18,735 or 8.4% of sales for the same period in 2014. As a percentage of sales, freight costs rose during the period due proportionately higher sales of products having greater costs including soil fumigants and international goods.

Interest costs net of capitalized interest, were $1,941 in the nine months of 2015, as compared to $2,236 in the same period of 2014. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$100,292	$1,541	2.0%	$94,135	$1,786	2.5%
Notes payable	5,834	170	—	169	4	—
Interest Income	—	(1)	—	—	—	—
Amortization of deferred loan fees	—	228	—	—	223	—
Amortization of other deferred liabilities	—	114	—	—	248	—
Other interest expense	—	38	—	—	31	—

Subtotal	$106,126	$2,090	2.6%	$94,304	$2,292	3.2%
Capitalized interest	—	(149)	—	—	(56)	—

Total	$106,126	$1,941	2.4%	$94,304	$2,236	3.2%

The Company’s average overall debt for the nine months ended September 30, 2015 was $106,126 as compared to $94,304 for the same period of 2014. The increase is due primarily to borrowing associated with two product line acquisitions during the reporting period. Included in interest expense of $1,941 during the nine months ended September 30, 2015, are non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $400 as compared to $450 for the same period of the prior year. The effective rate on our bank borrowings was 2.0% for the period to September 30, 2015, as compared to 2.5% for the same period of the prior year. Our overall effective interest rate was 2.4% for the nine months ended September 30, 2015, as compared to 3.2% in the same period of 2014.

Income tax expense increased by $102 to end at $958 for the nine months ended September 30, 2015, as compared to $856 for the comparable period in 2014. The effective tax rate for the nine months ended September 30, 2015 is 19%, as compared to 21% in the same period of the prior year. The reduction in the rate is primarily driven by the ratio of projected domestic sourced income in relation to foreign sourced income, wherein comparatively higher earnings in our international tax jurisdictions tare taxed at a comparatively lower rate than the U.S. statutory rates. The tax rate is based on management’s estimate of the full year income tax rate and is subject to ongoing review and revision.

Our overall net income attributable to American Vanguard for the nine months of 2015 was $3,604 or $0.12 per diluted share, as compared to $3,036 or $0.11 per diluted share in the same period of 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $51,807 of cash in operating activities during the nine months ended September 30, 2015. This compared to $33,836 of cash used in the same period of last year. Net income of $3,400, non-cash depreciation, amortization of intangibles, other assets and discounted future liabilities in the amount of $16,300, stock based compensation expense of $2,935 plus a non cash loss recorded on our equity investment provided a net cash inflow of $23,215 as compared to $21,623 for the same period last year.

Accounts receivables ended at $89,723, as compared to $86,027 at December 31, 2014. This increase in trade receivables of $3,696 is the result of the timing of cash collection. In addition, other receivables increased by $2,476 primarily related to Value Added Tax (“VAT”) of $2,100 that we expect to recover during the final quarter of 2015.

Our inventories have reduced by $4,135 during the first nine months of 2015, as compared to increasing by $31,690 during the same period of the prior year. This 2015 performance reflects the efforts that the Company has put into controlling the balance of manufacturing and demand while continuing to correct channel inventory levels. As of the balance sheet date, September 30, 2015, we believe our inventories are valued at lower of cost or market.

During the nine months ended September 30, 2015, deferred revenues decreased by $860, as compared to a decrease of $2,769 for the same period of the prior year. The decrease in deferred revenues reflects individual customer decisions to take up related incentive programs and pay in advance for product deliveries later in the growing season.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the nine months ended September 30, 2015, the Company made accruals in the amount of $38,102. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. However, there are some programs that are paid more frequently or that have different settlement dates that reflect particular growing seasons. During the first nine months of 2015, the Company made payments in the amount of $17,120. Payments are not generally significant in the second and third quarters of each financial year. During the nine months ended September 30, 2014, the Company accrued $36,080 and made payments in the amount of $16,980.

Our prepaid and other assets were reduced by $1,143 primarily related to sales of SmartBox controllers. Tax receivable decreased by $4,739 as a result of receiving the federal corporate income tax refund for 2014. Accounts payable increased by $3,010, primarily as a result of a comparatively strong manufacturing quarter and accrued expenses increased by $1,147. In aggregate, this amounted to an inflow of $10,039. During the same period of 2014, these items amounted to an outflow of $22,739.

The Company is working to manage its capital spending closely during this slow trading period and utilized $5,196 during the nine months ended September 30, 2015, compared to utilizing $5,947 during the same period of 2014. This is primarily driven by capital spending in our factories. Also during the first nine months of 2015, the Company completed two acquisitions of product lines and spent a total of $36,435 on those transactions (including $300 on an immaterial purchase). Furthermore, the Company increased its ownership share of its Envance subsidiary by paying $125 to its joint venture partner TyraTech. There were no investments or intangible asset purchases in the same period of the prior year.

Financing activities used $8,251 during the nine months ended September 30, 2015, compared to providing $38,476 in the same period of the prior year. This included a pay down of $16,000 against our senior credit facility, in addition to the increase in deferred loan fees of $120. During the period we increased our other notes payable in the amount of $10,000 related to one product line acquisition and made $1,252 deferred payments related to product acquisitions. Further, the Company made dividend payments in the amount of $1,141. Finally, the Company utilized $311 (including associated tax benefits from the exercise of stock options of $8) upon vesting of shares and the exercise of stock options and received $573 from the sale of common stock under its Employee Stock Purchase Plan as compared to receiving $1,616 during the first nine months of 2014.

The Company has a revolving line of credit and a note payable that together constitute the short-term and long-term loan balances shown in the balance sheets at September 30, 2015 and December 31, 2014. These are summarized in the following table:

Indebtedness	September 30, 2015			December 31, 2014
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$83,400	$—	$83,400	$99,400	$—	$99,400
Deferred loan fees	(742)	—	(742)	(850)	—	(850)
Notes payable	—	10,073	10,073	55	71	126

Total Indebtedness	$82,658	$10,073	$92,731	$98,605	$71	$98,676

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of September 30, 2015 the Company met all covenants in that credit facility.

At September 30, 2015, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $40,189 under the credit facility agreement. This compares to an available borrowing capacity of $51,156 as of September 30, 2014. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, has improved, (2) borrowings have decreased notwithstanding the product line acquisitions completed in the second quarter of 2015 and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) is lower when compared with the earlier period.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In September 2015, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combination (Topic 805):Simplifying the Accounting for Measurement Period Adjustments. Current GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. This amendment eliminates the requirement to retrospectively account for those adjustments and recognize adjustments in the reporting period in which they are determined. Furthermore, the amendment to this update would require disclosure (either on the face of the income statement or in the notes) of the nature and amount of the measurement period adjustments recognized in the current period including the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company will follow the guidance in this ASU when applying Topic 805.

In July 2015, FASB issued ASU2015-11, Inventory (Topic 330). Topic 330 currently requires an entity to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU limits the scope to inventory that is measured using first-in, first-out (FIFO) or average cost. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will evaluate the impact of this adoption for fiscal year 2016.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for financials statement issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company evaluated the impact and has elected an early adoption of this update in the quarter ended June 30, 2015. This change was immaterial to the condensed consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and under ASU 2014-15, there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for all entities for interim and annual periods beginning after December 15, 2015, with early adoption permitted. An entity may apply the amendments in ASU 2014-12 either (i) prospectively to all awards granted or modified after the effective date or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB voted to defer the effective date of this update to December 15, 2017. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2018 or its impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2014, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015, the Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2015, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2014, other than as discussed below:

A. DBCP Cases

On or about May 31, 2012, HendlerLaw, P.C., which represents plaintiffs in seven related matters that had been pending before the United States District Court for the Eastern District of Louisiana (the “Hendler – Louisiana Cases” referred to in the Company’s Form 10-K for the period ended December 31, 2011 as Aguilar et al., v. Dole Fruit Company, Inc., et al (U.S.D.C., E.D. of LA No. CV-01305-CJB-SS)), filed nine separate actions, eight with the United States District Court for the District of Delaware (the “Hendler – Delaware Cases” (USCD DE No. 1:12-CV-00696-RGA)) and one with the Superior Court of the State of Delaware (which, for purposes of this filing shall be referred to as Chaverri et al. v. Dole Food Company, Inc. et al., case no. N12C-06-017-JOH). Six of the eight Hendler – Delaware cases and Chaverri involve claims for personal injury allegedly arising from exposure to DBCP on behalf of 235 banana workers from Costa Rica, Ecuador and Panama. Dole subsequently brought a motion to dismiss these seven matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as those appearing in the Hendler – Louisiana cases. On August 21, 2012, the U.S. District Court in the Hendler – Delaware cases granted defendants’ motion to dismiss with prejudice six complaints (filed on behalf of 235 plaintiffs) finding that the same claimants and claims had been pending in the Hendler – Louisiana cases where they had been first filed.

In October 2012, the federal district court in Louisiana granted defendant’s motion for summary judgment and dismissed the Hendler – Louisiana Cases for plaintiffs’ failure to bring the action within the applicable statute of limitations. Plaintiffs appealed the dismissal of the Hendler – Louisiana cases and, on September 19, 2013, the Fifth Circuit Court of Appeal upheld the lower court’s decision, finding no reason to reverse the dismissal.

On October 16, 2013, Plaintiffs filed a notice of appeal in the Hendler – Delaware cases. Oral argument was heard before the Third Circuit Court of Appeal on June 24, 2014 in connection with that appeal, and, on August 11, 2015, the Third Circuit upheld the lower court’s dismissal of the Hendler – Delaware cases. However, plaintiffs petitioned for rehearing en banc, arguing that, despite the fact that the same plaintiffs had made the same claims before another court (namely, the Louisiana court in the Hendler – Louisiana cases), because the Louisiana court had not decided the case on the merits (but, rather, on the basis of the statute of limitations), the Delaware trial court lacked the power to dismiss the Hendler – Delaware cases with prejudice. On September 22, 2015, the Third Circuit vacated its previous ruling (to uphold the lower court dismissal) and set the appeal for rehearing en banc on February 17, 2016. Thus, the appeal of the dismissal of the Hendler – Delaware cases will be reheard by the Third Circuit. The Company believes the Hendler – Delaware cases have no merit and, further, that a loss is neither probable nor reasonably estimable; accordingly, it has not recorded a loss contingency.

B. Other Matters

Sanchez v. Agro Logistics. AMVAC was named as one of 27 defendants in an action entitled Sanchez v. Agro Logistic Systems, Inc. et al which was filed on April 14, 2014 with the Superior Court for the State of California for the County of Los Angeles as case number BC542612. In this matter, two individuals seek unspecified damages from defendants for negligence, strict liability and other causes of action allegedly leading to physical injury (myelogenous leukemia) arising from exposure to dozens of registered products, marketed and sold by numerous companies, over the course of their employment as laborers from 1989 through 2012. After a fair amount of discovery, including plaintiffs’ deposition, it became clear that plaintiffs were unable to confirm that they had used or been exposed to any of the Company’s products. After negotiation, plaintiffs and AMVAC have agreed to settle this matter for a fraction of the cost of defense, which amount was immaterial to the accompanying condensed consolidated financial statements. The Company expects that the matter will be dismissed with prejudice within the next 90 days.

USEPA TSCA Matter. On or about May 13, 2015, Region 9 of the United States Environmental Protection Agency (USEPA) issued a notice of violation (“NOV”) of the Toxic Substances Control Act (“TSCA”) in which it alleged that the Company had failed to submit a Form U to the agency during the 2012 submission period for four chemical substances imported for commercial purposes at two of its facilities. The Company responded to the allegations by not only providing documentation but also filing the subject Form U, albeit after the deadline. After discussion with USEPA regarding mitigation measures, the parties agreed to a civil penalty in the amount of $82. The parties executed a consent decree and final order that was filed with USEPA on September 30, 2015 under which the Company has agreed to pay aforementioned civil penalty in resolution of the claims set forth in the NOV.

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

In the course of preparing this Form 10-Q for the three and nine month period ended September 30, 2015, we have identified the following specific business risk related to recent regulatory activities in the United States:

On September 25, 2015 the United States Environmental Protection Agency (“USEPA”) published in the Federal Register draft human health risk assessments for four of the Company’s organophosphate (“OP”) compounds (marketed under the names Bidrin, Counter, Folex and Mocap) in which it recommends the application of a 10X safety factor under the FQPA (Food Quality Protection Act) in light of the alleged possibility of neurodevelopmental harm to women and children based on epidemiological data. The agency is seeking public comment on these risk assessments not later than November 25, 2015 and has indicated its current intention to apply this safety factor to all registered OPs, as they come up for review or renewal. There are at least 10 other companies that have OP products which are sold (and used) in the U.S. The Company, like many in our industry, believes that the basis for applying this safety factor is unsound and that there is no causal link between the perceived harm and the use of its products. Accordingly, the Company intends to take all action necessary to defend its registrations. It is expected we will be joined in this effort by other companies who are similarly concerned about the potential impact of EPA’s action. However, in the short term, it is likely that USEPA’s current position will limit the Company’s ability to expand labeled uses of its OPs. Further, there is no guarantee that the Company’s actions will alter the course that USEPA has proposed and, if the agency’s position becomes final, some uses of the company’s OP products could be limited or cancelled. Such action could have an adverse effect upon the Company’s financial performance in future reporting periods.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials are included from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: November 3, 2015	BY:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 3, 2015	BY:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer