Form 10-Q
period 2016-03-31
AMERICAN VANGUARD CORP
filed 2016-05-04
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Common Stock, $.10 Par Value—29,149,049 shares as of April 25, 2016.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2016	2015
Net sales	$69,474	$66,565
Cost of sales	41,971	41,915

Gross profit	27,503	24,650
Operating expenses	22,873	24,344

Operating income	4,630	306
Interest expense	541	641

Income (loss) before provision for income taxes and loss on equity investment	4,089	(335)
Income taxes expense (benefit)	1,060	(292)

Income (loss) before loss on equity investment	3,029	(43)
Net loss from equity method investment	(82)	—

Net income (loss)	2,947	(43)
Net (income) loss attributable to non-controlling interest	(153)	94

Net income attributable to American Vanguard	2,794	51

Earnings per common share—basic	$.10	$.00

Earnings per common share—assuming dilution	$.10	$.00

Weighted average shares outstanding—basic	28,808	28,527

Weighted average shares outstanding—assuming dilution	29,307	28,839

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

ASSETS

(Unaudited)

	Mar. 31, 2016	Dec. 31, 2015
Current assets:
Cash and cash equivalents	$7,916	$5,524
Receivables:
Trade, net of allowance for doubtful accounts of $388 and $423, respectively	82,687	72,835
Other	2,904	2,554

Total receivables, net	85,591	75,389
Inventories	144,415	136,477
Prepaid expenses	12,354	11,172
Income taxes receivable	—	168
Deferred income tax assets	8,101	8,101

Total current assets	258,377	236,831
Property, plant and equipment, net	46,433	47,972
Intangible assets, net of applicable amortization	127,131	129,160
Other assets	31,581	29,576

	$463,522	$443,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other notes payable	$37	$55
Current installments of other liabilities	200	514
Accounts payable	28,374	15,343
Deferred revenue	7,040	8,888
Accrued program costs	52,002	44,371
Accrued expenses and other payables	6,992	7,111
Income tax payable	1,002	—

Total current liabilities	95,647	76,282
Long-term debt and other notes payable, excluding current installments	65,763	68,321
Other liabilities, excluding current installments	3,022	3,054
Deferred income tax liabilities	27,556	27,556

Total liabilities	191,988	175,213

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,596,302 shares at March 31, 2016 and 31,638,225 shares at December 31, 2015	3,160	3,164
Additional paid-in capital	68,714	68,534
Accumulated other comprehensive loss	(3,456)	(3,541)
Retained earnings	211,301	208,507

	279,719	276,664
Less treasury stock at cost, 2,450,634 shares at March 31, 2016 and December 31, 2015	(8,269)	(8,269)

American Vanguard Corporation stockholders’ equity	271,450	268,395
Non-controlling interest	84	(69)

Total stockholders’ equity	271,534	268,326

	$463,522	$443,539

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

For The Three Months Ended March 31, 2016

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2015	31,638,225	$3,164	$68,534	$(3,541)	$208,507	2,450,634	$(8,269)	$268,395	$(69)	$268,326
Stocks issued under ESPP	19,627	2	269	—	—	—	—	271	—	271
Foreign currency translation adjustment, net	—	—	—	85	—	—	—	85	—	85
Stock based compensation	—	—	456	—	—	—	—	456	—	456
Stock options exercised and grants and vesting of restricted stock units	(61,550)	(6)	(580)	—	—	—	—	(586)	—	(586)
Excess tax benefits from share based payment arrangements	—	—	35	—	—	—	—	35	—	35
Net income	—	—	—	—	2,794	—	—	2,794	153	2,947

Balance, March 31, 2016	31,596,302	$3,160	$68,714	$(3,456)	$211,301	2,450,634	$(8,269)	$271,450	$84	$271,534

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2016	2015
Net income attributable to American Vanguard	2,794	51

Foreign currency translation adjustment	85	(248)

Comprehensive income (loss)	$2,879	$(197)

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,947	$(43)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	4,315	3,954
Amortization of other long term assets	1,092	1,430
Amortization of discounted liabilities	9	49
Stock-based compensation	456	1,427
Tax benefit from exercise of stock options	(35)	(1)
Operating loss from equity method investment	82	—
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(10,202)	3,611
Increase in inventories	(7,938)	(1,350)
Increase in prepaid expenses and other assets	(1,036)	(1,301)
Decrease (increase) in income tax receivable/payable, net	1,205	(378)
Increase in accounts payable	13,031	3,570
(Decrease) increase in deferred revenue	(1,848)	3,660
Increase in other payables and accrued expenses	7,512	5,214

Net cash provided by operating activities	9,590	19,842

Cash flows from investing activities:
Capital expenditures	(715)	(1,522)
Investment	(3,283)	—

Net cash used in investing activities	(3,998)	(1,522)

Cash flows from financing activities:
Net payments under line of credit agreement	(2,600)	(14,400)
Payments on other long-term liabilities	(373)	(351)
Tax benefit from exercise of stock options	35	1
Increase in other notes payable	—	200
Net payments from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	(315)	(965)
Payment of cash dividends	—	(569)

Net cash used in by financing activities	(3,253)	(16,084)

Net increase in cash and cash equivalents	2,339	2,236
Cash and cash equivalents at beginning of period	5,524	4,885
Effect of exchange rate changes on cash	53	(251)

Cash and cash equivalents at end of period	$7,916	$6,870

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. Property, plant and equipment at March 31, 2016 and December 31, 2015 consists of the following:

	March 31, 2016	December 31, 2015
Land	$2,458	$2,458
Buildings and improvements	14,982	14,726
Machinery and equipment	116,818	113,506
Office furniture, fixtures and equipment	4,895	4,997
Automotive equipment	510	491
Construction in progress	516	3,413

	140,179	139,591
Less accumulated depreciation	(93,746)	(91,619)

	$46,433	$47,972

The Company recognized depreciation expense related to property and equipment of $2,254 and $2,361 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company eliminated from assets and accumulated depreciation $127 and $136, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2016	December 31, 2015
Finished products	$124,425	$120,456
Raw materials	19,990	16,021

	$144,415	$136,477

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2016	2015
Net sales:
Insecticides	$33,106	$34,359
Herbicides/soil fumigants/fungicides	24,685	21,840
Other, including plant growth regulators	3,277	3,322

	61,068	59,521
Non-crop	8,406	7,044

	$69,474	$66,565

Net sales:
US	$49,985	$49,222
International	19,489	17,343

	$69,474	$66,565

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

6. The Company has declared and paid prior periods the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 16, 2015	April 3, 2015	April 17, 2015	$0.02	$572
December 11, 2014	December 26, 2014	January 9, 2015	$0.02	$569

7. ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of the condensed consolidated statements of operations. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to AVD	$2,794	$51

Denominator:
Weighted averages shares outstanding-basic	28,808	28,527
Dilutive effect of stock options and grants	499	312

	29,307	28,839

For the three months ended March 31, 2016, no stock options were excluded from the computation of diluted earnings per share. The Company excluded 276,654 stock options from the computation of diluted earnings per share for the three months ended March 31, 2015 because to include those options would be anti-dilutive.

8. The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015. These are summarized in the following table:

Indebtedness	March 31, 2016			December 31, 2015
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$66,400	$—	$66,400	$69,000	$—	$69,000
Deferred loan fees	(637)	—	(637)	(679)	—	(679)
Notes payable	—	37	37	—	55	55

Total indebtedness	$65,763	$37	$65,800	$68,321	$55	$68,376

AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, are parties to a credit agreement dated as of July 11, 2014 (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The Credit Agreement is a senior secured lending facility with a five year term and consisting of a revolving line of credit of $200 million and an accordion feature for up to $100 million. The Credit Agreement includes both AMVAC CV and AMVAC BV as borrowers. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The senior secured revolving line of credit matures on June 17, 2018.

Under the Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the three months ended March 31, 2016). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

As of April 14, 2015, AMVAC, registrant’s principal operating subsidiary, as borrower, and affiliates (including registrant), as guarantors and/or borrowers, entered into an amendment to the Credit Agreement under which, the Consolidated Funded Debt Ratio was increased for the second, third and fourth quarters of 2015 (to 3.5-to-1 from 3.25-to-1) and a fixed charge covenant, requiring, in effect, that the ratio of consolidated current assets to consolidated current liabilities exceed 1.2-to-1 for the duration of the term of the credit facility, was added.

At March 31, 2016, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $65,373, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $22,710 as of March 31, 2015. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, has improved, (2) borrowings have decreased notwithstanding the product line acquisitions completed in the second quarter of 2015 and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) is lower when compared with the earlier period.

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2016 presentation.

10. Total comprehensive income (loss) includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month period ended March 31, 2016, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The below tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months ended March 31, 2016 and 2015.

	Stock-Based Compensation for the Three months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
March 31, 2016
Incentive Stock Options	$89	$746	1.7
Restricted Stock	326	1,462	1.4
Performance Based Restricted Stock	33	441	1.3
Performance Based Options	8	263	1.7

Total	$456	$2,912

March 31, 2015
Incentive Stock Options	$115	$1,336	2.7
Restricted Stock	1,172	4,010	1.3
Performance Based Restricted Stock	98	917	1.9
Performance Based Options	42	499	2.8

Total	$1,427	$6,762

Stock Options—During the three months ended March 31, 2016, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2015	626,845	$9.25	$7.73
Options exercised	(25,500)	7.50
Options forfeited	(9,813)	11.49

Balance outstanding, March 31, 2016	591,532	$9.29	$7.84

Information relating to stock options at March 31, 2016 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	331,750	56	$7.5	331,750	$7.50
$11.32—$14.49	259,782	101	$11.57	25,507	$12.28

	591,532		$9.29	357,257	$7.84

The weighted average exercise prices for options granted, and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2016 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2016:
Incentive Stock Option Plans:
Outstanding	591,532	$9.29	76	$3,841
Expected to Vest	582,606	$9.25	76	$3,803
Exercisable	357,257	$7.84	57	$2,836

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation related to stock options of $89 and $115, respectively.

As of March 31, 2016 and 2015, the Company had approximately $746 and $1,336, respectively, of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.7 and 2.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares — A summary of non-vested shares as of and for the three months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	362,841	$20.43	560,842	$21.44
Granted	—	—	30,000	11.42
Vested	(127,274)	31.29	(192,266)	20.47
Forfeited	(16,008)	23.67	(422)	14.92

Nonvested shares at March 31st	219,559	$14.59	398,154	$21.17

Restricted Shares — During the three months ended March 31, 2016, the Company issued a total of 119,402 shares of restricted common stock to employees. The issued shares are subject to stockholder approval at which point the shares will be fair valued. The shares will cliff vest after three years of service. The fair value will be determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of restricted shares over the required service period from grant date. These shares have been excluded from the table above.

During the three months ended March 31, 2015, the Company granted a total of 30,000 shares of common stock. Of these, 7,500 shares vested after 90 days from the date of grant and the balance will cliff vest after three years of services. The shares granted in 2015 were average fair valued at $11.42 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation related to restricted shares of $326 and $1,172, respectively.

As of March 31, 2016 and 2015, the Company had approximately $1,462 and $4,010, respectively, of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.4 and 1.3 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the three months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	104,403	$17.05	103,907	$17.77
Granted	—	—	7,500	10.96
Forfeited	(9,395)	17.65	—	—

Nonvested shares at March 31st	95,008	$16.99	111,407	$17.31

Performance Based Shares — During the three months ended March 31, 2016, the Company issued a total of 52,170 performance based shares to employees. The issued shares are subject to stockholder approval at which point the shares will be fair valued. The fair value will be determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date.

The shares will cliff vest on January 6, 2019 with a measurement period commencing January 1, 2016 and ending December 31, 2018. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance. These shares have been excluded from the table above.

During the three months ended March 31, 2015, the Company granted a total of 7,500 performance based shares that will cliff vest on January 5, 2018. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2014 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

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

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation related to performance based shares of $33 and $98, respectively.

As of March 31, 2016 and 2015, the Company had approximately $441 and $917, respectively, of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 1.3 and 1.9 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the three months ended March 31, 2016 and 2015, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2015	98,410	$11.49	$—
Options forfeited	(8,946)	11.49	—

Balance outstanding, March 31, 2016	89,464	$11.49	$—

Information relating to stock options at March 31, 2016 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	89,464	21	$11.49	—	$—

	89,464		$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of March 31, 2016:
Incentive Stock Option Plans:
Outstanding	89,464	$11.49	21	$384
Expected to Vest	53,603	$11.49	21	$230
Exercisable	—	$—	—	$—

During the three months ended March 31, 2016 and 2015 the Company recognized stock-based compensation related to performance stock options of $8 and $42, respectively.

As of March 31, 2016 and 2015, the Company had approximately $263 and $499, respectively, of unamortized stock-based compensation expenses related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 1.7 and 2.8 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings— During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2015, except as described below.

Galvan v. AMVAC In an action entitled Graciela Galvan v. AMVAC Chemical Corp. filed on April 7, 2014 with the Superior Court for the State of California for the County of Orange (No. 00716103CXC) plaintiff, a former employee, alleges violations of wages and hours requirements under the California Labor Code. The Company has completed the deposition of plaintiff and participated in mediation on the matter. Of the several claims set forth in the original complaint, only two were stated in plaintiff’s motion for class certification; namely, that the Company’s incentive bonus plan and wellness payments should be found to be nondiscretionary and included in overtime calculations. The Company continues to believe that the remaining claims are without merit and intends to defend the matter vigorously. In February 2016, without addressing the merits of the remaining claims, the court granted plaintiff’s motion for class certification. From this, we expect that class discovery will ensue. The Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for the matter.

Navarro v. AMVAC On May 28, 2015, former employee, Silvano Navarro delivered a written claim to the Company in which he alleged that he was damaged due to discrimination for disability and a host of other labor and employment charges. After meeting in both November 2015 and February 2016 to mediate the matter, the parties have agreed to settle the matter for cash in an amount that is not material to the Company’s financial statements. The Company expects that settlement documentation will be finalized and the matter dismissed with prejudice during the second quarter of 2016.

Schiemer Farms v. AMVAC On or about May 12, 2015, Farmers Supply Co-op, made a written claim against the Company for losses arising from the alleged failure of the Company’s soil fumigant, Vapam, to control weeds on an onion crop that was harvested in late 2014. The grower alleged a loss of yield in the amount of $1.2 million. After having investigated the matter fully and engaging in settlement discussions with claimant over the course of several months, the Company has agreed in principle to settle the matter by providing product to claimants over the next three planting seasons. The total value of the settlement is not material to the Company’s financial statements. The Company expects that settlement documentation, including a release of claims against the Company, will be finalized during the second quarter of 2016.

U.S. EPA RCRA/FIFRA Matter On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (“USEPA”) issued to registrant’s principal operating subsidiary, AMVAC, an Opportunity to Show Cause (“OSC”) why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. The scope of these discussions subsequently expanded to involve USEPA Region 5 and to include the importation of depleted Lock ‘N Load containers from Australia in October 2015 and full Lock ‘N Load containers from Canada in January 2016. On or about March 25, 2016, USEPA Region 5 issued a Stop Sale, Use or Removal Order (“SSURO”) ordering AMVAC to cease the distribution or sale of US Thimet 20G, Canadian Thimet 15G and Australian Thimet 200G on the grounds that the importation of both depleted and full containers of Thimet and the subsequent use of their contents was inconsistent with FIFRA. AMVAC disagrees with this position and believes that it lawfully imported Thimet from Canada and Australia for the purpose of either refilling, reprocessing or properly disposing of them. After hosting a plant inspection by Regions 4 and 5 and providing documentation to the agency, AMVAC requested and received relief from the SSURO with respect to Thimet to be formulated after April 4, 2016 and before August 2, 2016, as well as with respect to certain lots of material that were produced before this period and are currently in inventory. As a consequence of this relief, the Company believes that it will have adequate inventory to meet customers’ needs for the 2016 season. The Company has not yet received a final position from USEPA with regard to past acts, and, at this stage, it is too early to tell whether a loss arising from either the OSC or SSURO is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

13. Recently Issued Accounting Guidance—In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 31, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures. The new standard eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years beginning after December 31, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, the FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or its impact on our consolidated financial statements.

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

15. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

For the Three Months Ended March 31, 2016
Balance, December 31, 2015	$(3,541)
Other comprehensive gain	85

Balance, March 31, 2016	$(3,456)

For the Three Months Ended March 31, 2015
Balance, December 31, 2014	$(1,970)
Other comprehensive loss	(248)

Balance, March 31, 2015	$(2,218)

16. The Company utilizes the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. As of March 31, 2016, the Company’s ownership position in TyraTech was approximately 15.11%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three months ended March 31, 2016, the Company recognized a loss of $82 as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At March 31, 2016, the carrying value of the Company’s investment in TyraTech was $2,454 and the quoted market value of its shareholding was $2,395 based on the London Stock Exchange, Alternative Investment Market (“AIM”). At March 31, 2016, the Company performed an impairment review of its investment in TyraTech and concluded that no impairment charge was appropriate.

17. In February 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2016, the Company’s ownership position in Bi-PA was 15%. The Company utilizes the cost method of accounting with respect to this investment and will periodically review the investment for possible impairment. There was no impairment on the investment as of March 31, 2016. The investment is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes – Income tax expense was $1,060 for the three months ended March 31, 2016, as compared to an income tax benefit of $292 for the three months ended March 31, 2015. The effective tax rate was 25.9% (which was a tax expense) in 2016 and 87.2% (which was a tax benefit) in 2015.

The effective tax rate for the three months ended March 31, 2016 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2016	2015	Change
Net sales:
Insecticides	$33,106	$34,359	$(1,253)
Herbicides/soil fumigants/fungicides	24,685	21,840	2,845
Other, including plant growth regulators	3,277	3,322	(45)

Total crop	61,068	59,521	1,547
Non-crop	8,406	7,044	1,362

	$69,474	$66,565	$2,909

Cost of sales:
Insecticides	$22,199	$22,603	$(404)
Herbicides/soil fumigants/fungicides	13,861	13,590	271
Other, including plant growth regulators	1,330	1,369	(39)

Total crop	37,390	37,562	(172)
Non-crop	4,581	4,353	228

	$41,971	$41,915	$56

Gross profit:
Insecticides	$10,907	$11,756	$(849)
Herbicides/soil fumigants/fungicides	10,824	8,250	2,574
Other, including plant growth regulators	1,947	1,953	(6)

Gross profit crop	23,678	21,959	1,719
Gross profit non-crop	3,825	2,691	1,134

	$27,503	$24,650	$2,853

Gross margin crop	39%	37%
Gross margin non-crop	46%	38%
Total gross margin	40%	37%

	2016	2015	Change
Net sales:
US	$49,985	$49,222	$763
International	19,489	17,343	2,146

	$69,474	$66,565	$2,909

Overall financial performance including net sales and net income for the quarter ended March 31, 2016 improved as compared to the same period in 2015. Our net sales for the period increased 4% to $69,474, as compared to $66,565 for the first quarter of 2015. Net sales for our crop business were up 3%, and net sales for our non-crop products were up 19%. Our international sales were up 12% and ended at $19,489. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Across our crop business, net sales of our insecticides group were down approximately 4% to end at $33,106, as compared to $34,359 during the first quarter of 2015. This result was driven by a combination of factors, relating to domestic corn, peanuts, sugar cane and cotton as well as international markets. The U.S. corn market has been soft for the past three seasons but seems to have stabilized. In the market we experienced a small year-over-year reduction in sales of our corn insecticide SmartChoice, while our primary granular soil insecticide for corn, Aztec, had flat year-over-year sales. Sales of Mocap® and Nemacur® insecticides, which are used primarily outside the U.S. market, were slightly lower than the prior year. Thimet® sales for use in peanuts and sugar cane plantings were somewhat lower in the first quarter of 2016 due to a delay in delivery timing. Partially offsetting the flat to declining performance of insecticides in other markets, our cotton foliar insecticide Bidrin® posted increased sales due to an expected 11% increase in cotton acres planted in 2016 and pest pressure that is likely to exceed the extremely low infestation levels seen last season.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the first quarter of 2016 increased by approximately 13% to $24,685 from $21,840 in the comparable period in 2015. Net sales of our herbicide products rose 63% due primarily to sales of newly acquired products Hyvar, Krovar, and Scepter. Net sales of our post-emergent herbicide Impact® improved by approximately 15%, which is consistent with a stabilizing U.S. corn market plus the benefit of having worked down of channel inventory levels. Further, sales of Dacthal® declined from the prior year due to a delay in supply. Our soil fumigants business also declined from the prior year’s first quarter as a result of wet weather in the Western and Southeast regions, which inhibited or delayed product application.

Net sales of our other products (which include plant growth regulators, molluscicides and tolling activity), were down approximately 1% as compared to the first quarter of 2015. This performance included lower sales of our Metaldehyde granules offset by strong sales of both our Growth Regulator product NAA and our tolling activities.

Our non-crop sales for the first quarter of 2016 ended up 19% at $8,406, as compared to $7,044 for the same period of the prior year. During the quarter, we experienced stronger sales of Orthene and increased demand for our pharmaceutical products. Furthermore, our Envance majority owned subsidiary earned revenues from a third party for the exclusive right for licenses to certain of our natural oil products. This was partially offset by lower quarterly sales of our aerial mosquito adulticide Dibrom®, primarily from timing of customer order placement.

Our international sales ended at $19,489, as compared to $17,343 for the first quarter of the prior year, driven by the addition of our new Hyvar and Krovar herbicides.

Our cost of sales for the first quarter of 2016 was $41,971 or 60% of net sales. This compared to $41,915 or 63% of net sales for 2015. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales. During the three month period ended March 31, 2016, raw material purchase prices decreased by approximately 1%. This favorable movement in purchase prices will start to impact the business over the next few quarters as affected inventory turns. As a percentage of sales, raw materials increased about 1% driven by a change in the specific mix of sales this quarter as compared to the same time last year. Our labor and burden costs remained well controlled and were 12% lower in the three months ended March 31, 2016, as compared to the same period of the prior year. Further, our factory activity and associated factory cost recovery increased by 7%, as compared to the first quarter of 2015. These improvements resulted in lower unabsorbed factory overhead costs which amounted to 6% (of sales) in the first quarter of 2016, as compared to 9% in the same quarter of 2015. Overall these improvements added $1,553 to our gross profit performance in the first quarter of 2016, as compared to this time last year.

Operating expenses decreased by $1,471 to $22,873 for the three months ended March 31, 2016, as compared to the same period in 2015. The differences in operating expenses by department are as follows:

	2016	2015	Change
Selling	$6,241	$7,375	$(1,134)
General and administrative	7,328	6,340	988
Research, product development and regulatory	4,457	4,837	(380)
Freight, delivery and warehousing	4,847	5,792	(945)

	$22,873	$24,344	$(1,471)

•	Selling expenses decreased by $1,134 to end at $6,241 for the three months ended March 31, 2016, as compared to the same period of 2015. The main drivers were decreases in advertising expenses and other sales and marketing support services.

•	General and administrative expenses increased by $988 to end at $7,328 for the three months ended March 31, 2016, as compared to the same period of 2015. The main drivers were increased legal costs and in addition, higher incentive compensation accruals as a result of improved quarter over quarter financial performance.

•	Research, product development costs and regulatory expenses decreased by $380 to end at $4,457 for the three months ended March 31, 2016, as compared to the same period of 2015. The main driver was timing of product development studies, which have started slower in 2016 than in the prior year.

•	Freight, delivery and warehousing costs for the three months ended March 31, 2016 were $4,847 or 7.0% of sales as compared to $5,792 or 8.7% of sales for the same period in 2015. This improvement was primarily driven by reduced inventory levels driving lower warehouse costs and the mix of sales, including lower sales of our high volume bulk fumigant products, in comparison to the same period of the prior year.

Interest costs net of capitalized interest, were $541 in the first three months of 2016, as compared to $641 in the same period of 2015. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2016			Q1 2015
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$76,227	$482	2.5%	$106,449	516	2.0%
Notes payable	44	—	—	191	1	—
Amortization of deferred loan fees	—	63	—	—	106	—
Amortization of other deferred liabilities	—	10	—	—	47	—
Other interest expense	—	—	—	—	10	—
Capitalized Interest	—	(14)	—	—	(39)	—

Total	$76,271	$541	2.8%	$106,640	$641	2.4%

The Company’s average overall debt for the three months ended March 31, 2016 was $76,271, as compared to $106,640 for the three months ended March 31, 2015. During the quarter, we continued to focus on managing our working capital and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.5% for the three months ended March 31, 2016, as compared to 2.0% in 2015. This adverse rate change is driven by increases in the Federal Reserve rate which occurred in August 2015. Further, we continue to operate without an interest rate swap in place. The prior interest rate swap expired on December 31, 2014.

Income tax expense increased by $1,352 to end at an expense of $1,060 for the three months ended March 31, 2016, as compared to a benefit of $292 for the comparable period in 2015. The effective tax rate for the quarter was 25.9%, as compared to 87.2% (which was a tax benefit) in the same period of the prior year. The change in effective tax rate is primarily driven by improved year on year financial performance in jurisdictions with higher tax rates.

Furthermore, the effective tax rate for the three months ended March 31, 2016 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2016 we recognized a loss of $82 on our investment in TyraTech. There was no similar loss during the three months ended March 31, 2015. This reflected the latest information regarding both the actual financial performance for TyraTech for 2015, as well as the forecast for their financial performance for 2016.

Non-controlling interest amounted to a loss of $153 in the three months ended March 31, 2016, as compared to an income of $94 in the same period of the prior year. Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the first three months of 2016 was $2,794 or $0.10 per basic and diluted share, as compared to $51 or $0.00 per basic and diluted share in the same quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated by operating activities during the three months ended March 31, 2016 amounted to $9,590, as compared to $19,842 in the same period of the prior year. Net income of $2,947, non-cash depreciation, amortization of intangibles and other long term assets and discounted future liabilities generated $5,416, as compared to $5,433 in the prior year. Additionally, stock based compensation of $456 and changes in other assets and liabilities provided net cash inflow of $8,784, as compared to $6,816 being utilized in the same period of 2015.

During the three months ended March 31, 2016, net sales ended up 4% at $69,474, as compared to the same period of 2015. At March 31, 2016 accounts receivable ended up 4%, as compared to the balance as of March 31, 2015. During the first quarter of 2016 the level of accounts receivable increased by $10,202, as compared to December 31, 2015, whereas the level actually decreased in the comparable period of last year. This change is driven by customer decisions related to timing of early pay.

Inventories ended at $144,415, which was an increase of $7,938 in comparison to December 31, 2015. We anticipated this increase which was driven by the arrival of one large annual receipt of inventory for sale during the balance of 2016 and into early 2017. There was no similar shipment last year as we managed through elevated inventories. It should be noted that the Company purchases and holds raw material, intermediate or finished goods inventory from time to time based on a single annual purchase from a single source or supplier, potentially resulting in peaks in the carrying value of the inventory. As of March 31, 2016, we believe our inventories are valued at the lower of cost or market. In comparison, inventories at March 31, 2015 were $22,566 higher at $166,981.

Our deferred revenues decreased as some customers utilized their advance payments for purchases made during the quarter ended March 31, 2016. During the same period of last year we received one advance payment. No such advanced payment was received in the three months ended March 31, 2016.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the three months ended March 31, 2016, the Company made accruals in the amount of $13,369. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the first three months of 2016, the Company made payments in the amount of $5,738. Payments are not generally significant in the second and third quarters of each fiscal year. During the three months ended March 31, 2015, the Company accrued $12,670 and made payments in the amount of $7,220.

Our prepaid expense and other assets increased by $1,036, which is normal at this part of the financial year. Accounts payable increased by $13,031, as compared to $3,570 during the same period of the prior year. The increase in 2016 accounts payable is substantially driven by the single inventory receipt in the quarter and discussed above.

The Company utilized $3,998 for investing activities during the three months ended March 31, 2016, as compared to $1,522 during the same period of 2015. This is primarily driven by the Company’s decision to make an investment in a Belgian company that develops biological plant protection products that can be used for the control of pests and disease of agricultural crops.

Financing activities utilized $3,253 principally by paying down on the line of credit during the three months ended March 31, 2016, as compared to utilizing $16,084 for the same purpose this time last year. This included a net repayment of $2,600 against our senior credit facility, as compared to $14,400 for the same period last year. Further, the Company utilized $586 upon vesting of shares and exercise of stock options and received $271 from the sale of common stock under its Employee Stock Purchase Plan, as compared to $965 for the same period of last year.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015. These are summarized in the following table:

Indebtedness	March 31, 2016			December 31, 2015
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$66,400	$—	$66,400	$69,000	$—	$69,000
Deferred loan fees	(637)	—	(637)	(679)	—	(679)
Notes payable	—	37	37	—	55	55

Total indebtedness	$65,763	$37	$65,800	$68,321	$55	$68,376

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of March 31, 2016 the Company met all covenants in that credit facility.

At March 31, 2016, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $65,373 under the credit facility agreement. This compares to an available borrowing capacity of $22,710 as of March 31, 2015. This improvement in available borrowing capacity arises from improved financial performance (as measured by EBITDA) for the trailing twelve month period and the reduction in borrowings achieved since the end of the first quarter of 2015.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 31, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures. The new standard eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years beginning after December 31, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date of the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual period ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, the FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, the FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or its impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2015, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2015.

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

As of March 31, 2016, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2016, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2015, except as described below.

Galvan v. AMVAC In an action entitled Graciela Galvan v. AMVAC Chemical Corp. filed on April 7, 2014 with the Superior Court for the State of California for the County of Orange (No. 00716103CXC) plaintiff, a former employee, alleges violations of wages and hours requirements under the California Labor Code. The Company has completed the deposition of plaintiff and participated in mediation on the matter. Of the several claims set forth in the original complaint, only two were stated in plaintiff’s motion for class certification; namely, that the Company’s incentive bonus plan and wellness payments should be found to be nondiscretionary and included in overtime calculations. The Company continues to believe that the remaining claims are without merit and intends to defend the matter vigorously. In February 2016, without addressing the merits of the remaining claims, the court granted plaintiff’s motion for class certification. From this, we expect that class discovery will ensue. The Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for the matter.

Navarro v. AMVAC On May 28, 2015, former employee, Silvano Navarro delivered a written claim to the Company in which he alleged that he was damaged due to discrimination for disability and a host of other labor and employment charges. After meeting in both November 2015 and February 2016 to mediate the matter, the parties have agreed to settle the matter for cash in an amount that is not material to the Company’s financial statements. The Company expects that settlement documentation will be finalized and the matter dismissed with prejudice during the second quarter of 2016.

Schiemer Farms v. AMVAC On or about May 12, 2015, Farmers Supply Co-op, made a written claim against the Company for losses arising from the alleged failure of the Company’s soil fumigant, Vapam, to control weeds on an onion crop that was harvested in late 2014. The grower alleged a loss of yield in the amount of $1.2 million. After having investigated the matter fully and engaging in settlement discussions with claimant over the course of several months, the Company has agreed in principle to settle the matter by providing product to claimants over the next three planting seasons. The total value of the settlement is not material to the Company’s financial statements. The Company expects that settlement documentation, including a release of claims against the Company, will be finalized during the second quarter of 2016.

U.S. EPA RCRA/FIFRA Matter On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (“USEPA”) issued to registrant’s principal operating subsidiary, AMVAC, an Opportunity to Show Cause (“OSC”) why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. The scope of these discussions subsequently expanded to involve USEPA Region 5 and to include the importation of depleted Lock ‘N Load containers from Australia in October 2015 and full Lock ‘N Load containers from Canada in January 2016. On or about March 25, 2016, USEPA Region 5 issued a Stop Sale, Use or Removal Order (“SSURO”) ordering AMVAC to cease the distribution or sale of US Thimet 20G, Canadian Thimet 15G and Australian Thimet 200G on the grounds that the importation of both depleted and full containers of Thimet and the subsequent use of their contents was inconsistent with FIFRA. AMVAC disagrees with this position and believes that it lawfully imported Thimet from Canada and Australia for the purpose of potentially refilling, reprocessing or properly disposing of them. After hosting a plant inspection by Regions 4 and 5 and providing documentation to the agency, AMVAC requested and received relief from the SSURO with respect to Thimet to be formulated after April 4, 2016 and before August 2, 2016 as well as with respect to certain lots of material that were produced before this period and are currently in inventory. As a consequence of this relief, the Company believes that it will have adequate inventory to meet customers’ needs for the 2016 season. The company has not yet received a final position from USEPA with regard to past acts, and, at this stage, it is too early to tell whether a loss arising from either the OSC or SSURO is probable or reasonably estimable. Accordingly, registrant has not recorded a loss contingency on this matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Balance Sheets; (iii) Condensed consolidated Statements of Stockholders’ Equity; (iv) Condensed consolidated Statements of Comprehensive Income (Loss); (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: May 4, 2016	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 4, 2016	By:	/S/ DAVID T. JOHNSON
David T. Johnson
Chief Financial Officer & Principal Accounting Officer