Form 10-Q
period 2016-06-30
AMERICAN VANGUARD CORP
filed 2016-08-02
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Common Stock, $.10 Par Value—29,348,649 shares as of July 22, 2016.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Net sales	$72,724	$66,523	$142,198	$133,088
Cost of sales	41,329	41,402	83,300	83,317

Gross profit	31,395	25,121	58,898	49,771
Operating expenses	26,301	23,922	49,174	48,266

Operating income	5,094	1,199	9,724	1,505
Interest expense	462	662	1,003	1,303

Income before provision for income taxes and loss on equity investment	4,632	537	8,721	202
Income taxes expense (benefit)	1,203	(393)	2,263	(685)

Income before loss on equity investment	3,429	930	6,458	887
Less net loss from equity investment	(47)	(191)	(129)	(191)

Net income	3,382	739	6,329	696
Add back net loss (income) attributable to non-controlling interest	(136)	42	(289)	136

Net income attributable to American Vanguard	3,246	781	6,040	832

Earnings per common share—basic	$.11	$.03	$.21	$.03

Earnings per common share—assuming dilution	$.11	$.03	$.21	$.03

Weighted average shares outstanding—basic	28,893	28,676	28,851	28,602

Weighted average shares outstanding—assuming dilution	29,377	29,202	29,342	29,103

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2016	Dec. 31, 2015
Current assets:
Cash and cash equivalents	$5,799	$5,524
Receivables:
Trade, net of allowance for doubtful accounts of $363 and $423, respectively	76,151	72,835
Other	3,394	2,554

Total receivables	79,545	75,389
Inventories	151,102	136,477
Prepaid expenses	13,979	11,172
Income taxes receivable	—	168
Deferred income tax assets	8,101	8,101

Total current assets	258,526	236,831
Property, plant and equipment, net	45,388	47,972
Intangible assets, net of applicable amortization	125,410	129,160
Other assets	30,331	29,576

	$459,655	$443,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other notes payable	$18	$55
Current installments of other liabilities	138	514
Accounts payable	25,180	15,343
Deferred revenue	6,956	8,888
Accrued program costs	62,327	44,371
Accrued expenses and other payables	9,012	7,111
Income taxes payable	1,029	—

Total current liabilities	104,660	76,282
Long-term debt and other notes payable, excluding current installments	49,576	68,321
Other liabilities, excluding current installments	3,029	3,054
Deferred income tax liabilities	27,556	27,556

Total liabilities	184,821	175,213

Commitments and contingent liabilities Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,788,644 shares at June 30, 2016 and 31,638,225 shares at December 31, 2015	3,180	3,164
Additional paid-in capital	69,438	68,534
Accumulated other comprehensive loss	(3,993)	(3,541)
Retained earnings	214,258	208,507

	282,883	276,664
Less treasury stock, at cost, 2,450,634 shares at June 30, 2016 and December 31, 2015	(8,269)	(8,269)

American Vanguard Corporation stockholders’ equity	274,614	268,395
Non-controlling interest	220	(69)

Total stockholders’ equity	274,834	268,326

	$459,655	$443,539

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

For The Three Months Ended March 31, 2016 and June 30, 2016

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2015	31,638,225	$3,164	$68,534	$(3,541)	$208,507	2,450,634	$(8,269)	$268,395	$(69)	$268,326
Stocks issued under ESPP	19,627	2	269	—	—	—	—	271	—	271
Foreign currency translation adjustment, net	—	—	—	85	—	—	—	85	—	85
Stock based compensation	—	—	456	—	—	—	—	456	—	456
Stock options exercised and grants and vesting of restricted stock units	(61,550)	(6)	(580)	—	—	—	—	(586)	—	(586)
Excess tax benefits from share based payment arrangements	—	—	35	—	—	—	—	35	—	35
Net income	—	—	—	—	2,794	—	—	2,794	153	2,947

Balance, March 31, 2016	31,596,302	$3,160	$68,714	$(3,456)	$211,301	2,450,634	$(8,269)	$271,450	$84	$271,534
Cash dividends on common stock ($0.01 per share)	—	—	—	—	(289)	—	—	(289)	—	(289)
Foreign currency translation adjustment, net	—	—	—	(537)	—	—	—	(537)	—	(537)
Stock based compensation	—	—	612	—	—	—	—	612	—	612
Stock options exercised and grants and vesting of restricted stock units	192,342	20	100	—	—	—	—	120	—	120
Excess tax benefits from share based payment arrangements	—	—	12	—	—	—	—	12	—	12
Net income	—	—	—	—	3,246	—	—	3,246	136	3,382

Balance, June 30, 2016	31,788,644	$3,180	$69,438	$(3,993)	$214,258	2,450,634	$(8,269)	$274,614	$220	$274,834

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Net income attributable to American Vanguard	$3,246	$781	$6,040	$832

Foreign currency translation adjustment	(537)	(323)	(452)	(571)

Comprehensive income	$2,709	$458	$5,588	$261

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$6,329	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	8,359	7,864
Amortization of other long term assets	2,358	2,734
Amortization of discounted liabilities	19	154
Stock-based compensation	1,068	2,485
Tax benefit from exercise of stock options	(47)	(7)
Operating loss from equity investment	129	191
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(4,156)	8,975
(Increase) decrease in inventories	(14,625)	397
(Increase) decrease in prepaid expenses and other assets	(2,661)	143
Decrease (increase) in income tax receivable/payable, net	1,244	(878)
Increase (decrease) in accounts payable	9,837	(392)
(Decrease) increase in deferred revenue	(1,932)	3,611
Increase in program payables	17,956	17,057
Increase in other payables and accrued expenses	1,612	794

Net cash provided by operating activities	25,490	43,824

Cash flows from investing activities:
Capital expenditures	(1,729)	(3,480)
Investment	(3,283)	(125)
Acquisitions of product lines and other intangible assets	(224)	(36,435)

Net cash used in investing activities	(5,236)	(40,040)

Cash flows from financing activities:
Net payments under line of credit agreement	(18,850)	(11,120)
Increase in other notes payable	—	10,000
Payments on other long-term liabilities	(457)	(899)
Tax benefit from exercise of stock options	47	7
Payment of cash dividends	—	(1,141)
Net proceeds from sale of stock under ESPP and exercise of stock options	(195)	(40)

Net cash used in financing activities	(19,455)	(3,193)

Net increase in cash and cash equivalents	799	591
Cash and cash equivalents at beginning of period	5,524	4,885
Effect of exchange rate changes on cash	(524)	(387)

Cash and cash equivalents at end of period	$5,799	$5,089

See notes to the condensed consolidated financial statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. Property, plant and equipment at June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015
Land	$2,458	$2,458
Buildings and improvements	15,020	14,726
Machinery and equipment	116,928	113,506
Office furniture, fixtures and equipment	4,947	4,997
Automotive equipment	508	491
Construction in progress	1,334	3,413

	141,195	139,591
Less accumulated depreciation	(95,807)	(91,619)

	$45,388	$47,972

The Company recognized depreciation expense related to property, plant and equipment of $4,313 and $4,531 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company eliminated from assets and accumulated depreciation $125 and $231, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2016	December 31, 2015
Finished products	$131,946	$120,456
Raw materials	19,156	16,021

	$151,102	$136,477

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales:
Insecticides	$30,912	$27,586	$64,018	$61,945
Herbicides/soil fumigants/fungicides	21,093	17,451	45,767	39,291
Other, including plant growth regulators	6,331	12,755	9,820	16,077

	58,336	57,792	119,605	117,313
Non-crop	14,388	8,731	22,593	15,775

	$72,724	$66,523	$142,198	$133,088

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net sales:
US	$51,773	$43,842	$101,628	$93,064
International	20,951	22,681	40,570	40,024

	$72,724	$66,523	$142,198	$133,088

5. Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, Programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments, made to distributors, retailers or growers at the end of a growing season. Each quarter, management compares individual sale transactions with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each Program. If management believes that customers are falling short of or exceeding their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. During the three and six month periods ended June 30, 2016, no significant changes in estimates were recorded.

6. The Company has declared and paid in prior periods the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 13, 2016	June 30, 2016	July 12, 2016	$0.01	$289
March 16, 2015	April 3, 2015	April 17, 2015	$0.02	$572
December 11, 2014	December 26, 2014	January 9, 2015	$0.02	$569

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Numerator:
Net income attributable to AVD	$3,246	$781	$6,040	$832

Denominator:
Weighted average shares outstanding-basic	28,893	28,676	28,851	28,602
Dilutive effect of stock options and grants	484	526	491	501

	29,377	29,202	29,342	29,103

For the three months and six months ended June 30, 2016 and June 30, 2015, no stock options were excluded from the computation of diluted earnings per share.

8. The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. These are summarized in the following table:

Indebtedness	June 30, 2016			December 31, 2015
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$50,150	$—	$50,150	$69,000	$—	$69,000
Deferred loan fees	(574)	—	(574)	(679)	—	(679)
Notes payable	—	18	18	—	55	55

Total indebtedness	$49,576	$18	$49,594	$68,321	$55	$68,376

AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, are parties to a credit agreement dated as of July 11, 2014 (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“LC”) issuer. The Credit Agreement is a senior secured lending facility with a five year term and consisting of a revolving line of credit of $200 million and an accordion feature for up to $100 million. The Credit Agreement includes both AMVAC CV (“AMVAC CV”) and AMVAC Netherlands BV (“AMVAC BV”) as borrowers. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The senior secured revolving line of credit matures on June 17, 2018.

Under the Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the six months ended June 30, 2016). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

On April 14, 2015, AMVAC, registrant’s principal operating subsidiary, as borrower, and affiliates (including registrant), as guarantors and/or borrowers, entered into an amendment to the Credit Agreement under which, the Consolidated Funded Debt Ratio was increased for the second, third and fourth quarters of 2015 (to 3.5-to-1 from 3.25-to-1) and a fixed charge covenant, requiring, in effect, that the ratio of consolidated current assets to consolidated current liabilities exceed 1.2-to-1 for the duration of the term of the credit facility, was added.

At June 30, 2016, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $92,588, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $27,101 as of June 30, 2015. The increased level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for the trailing twelve month period, has improved, (2) borrowings have decreased compared to the second quarter of 2015, when the Company had borrowed from the credit facility to fund two product line acquisitions, and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) is lower when compared with the earlier period.

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2016 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month and six month periods ended June 30, 2016, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The below tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months and six months ended June 30, 2016 and 2015.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2016
Incentive Stock Options	$92	$181	$627	1.5
Restricted Stock	368	694	3,119	2.0
Performance Based Restricted Stock	107	140	1,079	2.8
Performance Based Options	45	53	226	1.5

Total	$612	$1,068	$5,051

June 30, 2015
Incentive Stock Options	$116	$231	$1,204	2.5
Restricted Stock	790	1,962	3,521	1.5
Performance Based Restricted Stock	107	205	811	2.0
Performance Based Options	45	87	454	2.5

Total	$1,058	$2,485	$5,990

Stock Options—During the six months ended June 30, 2016, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2015	626,845	$9.25	$7.73
Options exercised	(25,500)	7.50
Options forfeited	(9,813)	11.49

Balance outstanding, March 31, 2016	591,532	$9.29	$7.84
Options exercised	(12,900)	7.50
Options forfeited	(5,000)	11.49

Balance outstanding, June 30, 2016	573,632	$9.31	$7.85

Information relating to stock options at June 30, 2016 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	318,850	53	$7.50	318,850	$7.50
$11.32—$14.49	254,782	98	$11.57	25,507	$12.28

	573,632		$9.31	344,357	$7.85

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2016:
Incentive Stock Option Plans:
Outstanding	573,632	$9.31	73	$3,329
Expected to Vest	565,767	$9.28	73	$3,300
Exercisable	344,357	$7.85	54	$2,499

During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to stock options of $92 and $116, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to stock options of $181 and $231, respectively.

As of June 30, 2016, the Company had approximately $627 of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A summary of non-vested shares for the six months ended June 30, 2016 and 2015 is presented below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	362,841	$20.43	560,842	$21.44
Granted	—	—	30,000	11.42
Vested	(127,274)	31.29	(192,266)	20.47
Forfeited	(16,008)	23.67	(422)	14.92

Nonvested shares at March 31st	219,559	$14.59	398,154	$21.17

Granted	140,541	$15.08	21,005	$14.28
Vested	(22,639)	15.63	(28,505)	13.53
Forfeited	(6,457)	14.98	(1,201)	14.92

Nonvested shares at June 30th	331,004	$14.72	389,453	$21.37

Restricted Shares—During the six months ended June 30, 2016, the Company granted a total of 140,541 shares of restricted common stock to employees. Of these, 21,139 shares vested immediately and the remaining 119,402 shares will cliff vest after three years of service. The shares granted in 2016 were average fair valued at $15.08 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

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

During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to restricted shares of $368 and $790, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to restricted shares of $694 and $1,962, respectively.

As of June 30, 2016, the Company had approximately $3,119 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Restricted Shares—A summary of non-vested performance based shares for the six months ended June 30, 2016 and 2015 is presented below:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	104,403	$17.05	103,907	$17.77
Granted	—	—	7,500	10.96
Forfeited	(9,395)	17.65	—	—

Nonvested shares at March 31st	95,008	$16.99	111,407	$17.31
Granted	52,170	14.39	—	—
Forfeited	(19,612)	28.25	—	—

Nonvested shares at June 30th	127,566	$14.20	111,407	$17.31

Performance Based Shares—During the six months ended June 30, 2016, the Company granted a total of 52,170 performance based shares that will cliff vest on January 6, 2019, provided that the recipients are individually continuously employed by the Company during the vesting period. These shares have a measurement period commencing January 1, 2016 and ending December 31, 2018. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

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

As of June 30, 2016, performance based shares related to net income and net sales have an average fair value of $15.08 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $11.63 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved.

During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to performance based shares of $107 and $107, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to performance based shares of $140 and $205, respectively.

As of June 30, 2016 the Company had approximately $1,079 of unamortized stock-based compensation related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.8 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Stock Options—During the six months ended June 30, 2016 and 2015, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance based option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2015	98,410	$11.49	$—
Options forfeited	(8,946)	11.49	—

Balance outstanding, March 31, 2016	89,464	$11.49	$—

Balance outstanding, June 30, 2016	89,464	$11.49	$—

Information relating to outstanding stock options at June 30, 2016 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	89,464	18	$11.49	—	$—

	89,464		$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of June 30, 2016:
Incentive Stock Option Plans:
Outstanding	89,464	$11.49	18	$324
Expected to Vest	81,546	$11.49	18	$295
Exercisable	—	$—	—	$—

During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation related to performance stock options of $45 and $45, respectively. During the six months ended June 30, 2016 and 2015 the Company recognized stock-based compensation related to performance stock options of $53 and $87, respectively.

As of June 30, 2016, the Company had approximately $226 of unamortized stock-based compensation related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal proceedings—During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2015, other than as discussed below:

U.S. EPA RCRA/FIFRA Matter On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (“USEPA”) issued to registrant’s principal operating subsidiary, AMVAC, an Opportunity to Show Cause (“OSC”) why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. The scope of these discussions subsequently expanded to involve USEPA Region 5 and to include the importation of depleted Lock ‘N Load containers from Australia in October 2015 and full Lock ‘N Load containers from Canada in January 2016. On or about March 25, 2016, USEPA Region 5 issued a Stop Sale, Use or Removal Order (“SSURO”) ordering AMVAC to cease the distribution or sale of US Thimet 20G, Canadian Thimet 15G and Australian Thimet 200G on the grounds that the importation of both depleted and full containers of Thimet and the subsequent use of their contents was inconsistent with FIFRA. AMVAC disagrees with this position and believes that it lawfully imported Thimet from Canada and Australia for the purpose of potentially refilling, reprocessing or properly disposing of them. After hosting a plant inspection by Regions 4 and 5 and providing documentation to the agency, AMVAC requested and received relief from the SSURO in the form of seven amendments. As a consequence of this relief, the Company believes that it will have adequate inventory to meet customers’ needs for the 2016 season. However, the Company has not yet received a final position from USEPA with regard to past acts, and, at this stage, it is too early to tell whether a loss arising from either the OSC or SSURO is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Galvan v. AMVAC In an action entitled Graciela Galvan v. AMVAC Chemical Corp. filed on April 7, 2014 with the Superior Court for the State of California for the County of Orange (No. 00716103CXC) plaintiff, a former employee, alleges several violations of wages and hours requirements under the California Labor Code. The Company completed the deposition of plaintiff and participated in mediation on the matter. In February 2016, the court granted plaintiff’s motion for class certification with respect to only one of the seven original claims (namely, that allegedly discretionary bonus payments made to class members during the subject period should have been taken into account when calculating overtime). The Company believes that such bonus payments were discretionary and, as such, were properly excluded from overtime calculations. Thus, the Company intends to defend the matter. The Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for the matter.

Navarro v. AMVAC On May 28, 2015, former employee, Silvano Navarro delivered a written claim to the Company in which he alleged that he was damaged due to discrimination for disability and a host of other labor and employment charges. After meeting in both November 2015 and February 2016 to mediate the matter, the parties entered into a settlement agreement effective as of April 30, 2016, under the terms of which claimant released the Company from these claims in exchange for payment of cash, which was in an amount that is not material to the Company’s financial statements.

Schiemer Farms v. AMVAC On or about May 12, 2015, Farmers Supply Co-op, made a written claim against the Company for losses from the alleged failure of the Company’s soil fumigant, Vapam, to control weeds on an onion crop that was harvested in late 2014. The grower alleges a loss of yield in the amount of $1.2 million. After having investigated the matter fully and engaging in settlement discussions with claimant over the course of several months, the parties entered into a settlement agreement dated April 25, 2016, under the terms of which claimants agreed to release the Company from these claims in exchange for provision of product to claimants over the next three planting seasons. The total value of the settlement is not material to the Company’s financial statements.

Harold Reed v. AMVAC et al. During the reporting period, the Company was notified of the fact that a Statement of Claim had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case number 160600211) in which plaintiff, an applicator of the Company’s potato sprout inhibitor, SmartBlock, alleges that he incurred physical injury arising from a fire that occurred during his application of that product at a potato storage facility in Coaldale, Alberta on April 2, 2014 and that AMVAC failed to warn him of the risks of such application. AMVAC has not yet been served in the action. The Company believes that plaintiff’s claims are without merit and intends to defend the matter vigorously. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

13. Recently Issued Accounting Guidance—In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures. The new standard eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017 or its impact on the Company’s consolidated financial statements.

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

15. Accumulated Other Comprehensive Income (“AOCI”)—

The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive gain (loss), which consists of foreign currency translation adjustments:

For the Six Months Ended June 30, 2016
Balance, December 31, 2015	$(3,541)
Other comprehensive gain	85

Balance, March 31, 2016	$(3,456)
Other comprehensive loss	(537)

Balance, June 30, 2016	$(3,993)

For the Six Months Ended June 30, 2015
Balance, December 31, 2014	$(1,970)
Other comprehensive loss	(248)

Balance, March 31, 2015	$(2,218)
Other comprehensive loss	(323)

Balance, June 30, 2015	$(2,541)

16. The Company utilizes the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. As of June 30, 2016, the Company’s ownership position in TyraTech was approximately 15.11%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from this equity method investment, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three and six months ended June 30, 2016, the Company recognized a loss of $47 and $129, respectively. For the three and six months ended June 30, 2015, the Company recognized a loss of $191.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At June 30, 2016, the carrying value of the Company’s investment in TyraTech was $2,407 and the quoted market value of its shareholding was $2,324 based on the London Stock Exchange, Alternative Investment Market (“AIM”). At June 30, 2016, the Company performed an impairment review of its investment in TyraTech and concluded that no impairment charge was appropriate.

17. In February 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2016, the Company’s ownership position in Bi-PA was 15%. The Company utilizes the cost method of accounting with respect to this investment and will periodically review the investment for possible impairment. There was no impairment on the investment as of June 30, 2016. The investment is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes—Income tax expense was $2,263 for the six months ended June 30, 2016, as compared to an income tax benefit of $685 for the six months ended June 30, 2015. The effective tax rate was 25.9% (which was a tax expense) in 2016 and 339.1% (which was a tax benefit) in 2015.

The effective tax rate for the six months ended June 30, 2016 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

The Company’s Federal income tax returns for the years December 31, 2012 through December 31, 2014 are under examination by the Internal Revenue Service (“IRS”). The results of the audit are not determinable since the audit is still in its initial phase.

19. Subsequent Event—On August 2, 2016, the Company’s Netherlands-based subsidiary, AMVAC Netherlands BV, entered into a joint venture with China-based Huifeng Agrochemical Company, Ltd. The new entity, named Huifeng/AMVAC Innovation Co., Ltd., is based in Hong Kong and is intended to focus on activities such as market access and technology transfer between the two members. AMVAC BV is a 50% owner of the new entity. During the entity’s first year, the Managing Director of AMVAC’s Singapore subsidiary will serve as CEO for the venture.

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

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2016	2015	Change
Net sales:
Insecticides	$30,912	$27,586	$3,326
Herbicides/soil fumigants/fungicides	21,093	17,451	3,642
Other, including plant growth regulators	6,331	12,755	(6,424)

Total crop	58,336	57,792	544
Non-crop	14,388	8,731	5,657

	$72,724	$66,523	$6,201

Cost of sales:
Insecticides	$20,029	$18,401	$1,628
Herbicides/soil fumigants/fungicides	10,913	9,596	1,317
Other, including plant growth regulators	4,025	8,998	(4,973)

Total crop	34,967	36,995	(2,028)
Non-crop	6,362	4,407	1,955

	$41,329	$41,402	$(73)

Gross margin:
Insecticides	$10,883	$9,185	$1,698
Herbicides/soil fumigants/fungicides	10,180	7,855	2,325
Other, including plant growth regulators	2,306	3,757	(1,451)

Gross margin crop	23,369	20,797	2,572
Gross margin non-crop	8,026	4,324	3,702

	$31,395	$25,121	$6,274

Gross margin crop	40%	36%
Gross margin non-crop	56%	49%
Total gross margin	43%	38%

	2016	2015	Change
Net sales:
US	$51,773	$43,842	$7,931
International	20,951	22,681	(1,730)

	$72,724	$66,523	$6,201

Financial performance for the quarter ended June 30, 2016 included sales of $72,724, which were up approximately 9%, as compared to sales of $66,523 for the second quarter of 2015. Our gross profit performance ended at $31,395 or 43% of sales, as compared to $25,121 or 38% of sales for the comparable quarter last year.

With respect to sales performance by category, sales for our Crop business were up approximately 1% at $58,336, as compared to $57,792 for the same period of the prior year, while sales for non-crop products were up 65% at $14,388, as compared to $8,731 last year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Second quarter 2016 financial performance was influenced by several factors, including reduced international toll manufacturing activity, and delayed sales of our cotton defoliant and our soil fumigant products. Notwithstanding those factors, we saw improved sales performance in our Insecticide product group, our Herbicide and Fungicide product lines and our pharmaceutical and Other Non-crop products.

Sales of our Insecticide group for crop applications were up 12%, to $30,912, as compared to $27,586 for the second quarter of 2015. Within this group, sales of our granular soil insecticides (“GSIs”) were up approximately 18%, as compared to the comparable quarter in 2015. Sales of our Thimet®, Aztec®, Mocap® and Nemacur® products were significantly higher, partially offset by reduced quarterly sales of our Counter insecticide as some international customers managed their working capital and inventories through drought conditions, particularly in South Africa. In our non-granular insecticide products, demand for our Bidrin® foliar insecticide, which is used primarily for plant and stink bug defense in cotton, declined with customer inventory management, causing some second quarter sales to be delayed until the third quarter.

Within the group of Herbicides/Fungicides/Fumigants, sales for the second quarter of 2016 increased by approximately 21% to $21,093, as compared to $17,451 in the same period of 2015. Sales of our herbicide products rose significantly on the strength of a 56% increase in sales of our post-emergent corn herbicide, Impact®, in part attributable to this year’s robust 94 million acre U.S. corn plantings and in part to reduced channel inventory. Sales of our Bromacil product line, acquired in mid second quarter of 2015, increased threefold. Sales of our soil fumigants were down in the quarter due to wet weather and delayed on-ground applications in the Southeast and Northwest sections of the U.S. We expect to recover these reduced spring sales as additional product is applied to the fields during the third and fourth quarters of 2016. With regard to our fungicide product line, during the second quarter of 2016 sales increased by 37%, as compared to the same period in 2015.

Within the group of Other products (which includes plant growth regulators, molluscicides and tolling activity), our sales declined about 50% to $6,331, as compared to $12,755 in the second quarter of 2015. There were two main drivers for this performance. First, toll manufacturing activity occurred later in the quarter (as compared to 2015); we expect to recognize sales on these products later in 2016. Second, a decline in purchases of our Folex® cotton defoliant occurred during the second quarter, as cotton growers chose to shift their procurement of this harvest aid to early third quarter, for defoliation use prior to the September/October harvest.

Our Non-crop sales ended the second quarter of 2016 at $14,388, which was 65% above sales of $8,731 for the same period of the prior year. During the quarter, we saw a significant increase in sales of both our pest strip products, which were up 72% as a result of customers having worked through excess inventory purchased in late 2014 and our pharmaceutical products, which recorded a threefold increase. Finally, our Envance majority owned subsidiary continued to earn revenues from a third party for licenses to certain of our natural oil products.

From a geographic perspective, our U.S. sales were up 18% and our International sales were down 8%. The decline in International sales was driven primarily by reduced sales of Counter, due to drought conditions affecting demand in South Africa and reduced tolling sales, caused by a manufacturing schedule change. We believe sales associated with that activity will be recognized later in the year. These declines were partially offset by strong performance of Nemacur and Bromacil, which we acquired in the second quarter of 2015.

Our cost of sales for the second quarter of 2016 was $41,329 or 57% of sales. This compared to $41,402 or 62% of sales for the same period of 2015. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales.

The raw materials element of our cost of sales decreased by about 1% this quarter, as compared to the same period of last year. The change was driven by the specific mix of sales and lower raw material purchase prices.

Our labor and burden costs remained well controlled and were 7% lower in the three months ended June 30, 2016, as compared to the same period of the prior year. Further, our factory activity increased as we reacted to much improved channel inventory levels of our products. As a result, associated factory cost recovery increased by 9%, as compared to the second quarter of 2015. These improvements resulted in lower unabsorbed factory overhead costs, which amounted to 3% of sales in the second quarter of 2016, as compared to 6% in the same quarter of 2015, and added $1,404 to our gross profit performance, as compared to this time last year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $2,379 to $26,301 for the three months ended June 30, 2016, as compared to the same period in 2015. The differences in operating expenses by department are as follows:

	2016	2015	Change
Selling	$6,464	$6,934	$(470)
General and administrative	8,389	7,069	1,320
Research, product development and regulatory	6,165	5,275	890
Freight, delivery and warehousing	5,283	4,644	639

	$26,301	$23,922	$2,379

•	Selling expenses decreased $470 over the same quarter of the prior year. The main driver for the decrease is a reduction in advertising and promotional activities.

•	General and administrative expenses increased by $1,320 to $8,389, as compared to $7,069 for the same period of the prior year. The main driver for the increase is related to increased incentive compensation, as a result of our improved financial performance.

•	Research, product development costs and regulatory expenses increased by $890 to $6,165, as compared to the same period of the prior year. In the three months ended June 30, 2016, we increased our spending on regulatory compliance, field trials for product development and our SIMPAS development project.

•	Freight, delivery and warehousing costs increased by $639 to $5,283, as compared to the same period of 2015. As a percentage of sales, freight costs were 7.2% of sales for the three months ended June 30, 2016, as compared to 7.0% for the same period of the prior year.

Interest costs, net of capitalized interest, were $462 in the three months ended June 30, 2016, as compared to $662 in the same period of 2015. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q2 2016			Q2 2015
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$71,450	$389	2.2%	$105,796	$527	1.9%
Notes payable	27	—	—	1,404	68	—
Interest income	—	(1)	—	—	(1)	—
Amortization of deferred loan fees	—	63	—	—	60	—
Amortization of other deferred liabilities	—	9	—	—	38	—
Other interest expense	—	11	—	—	18	—

Subtotal	$71,477	$471	2.6%	$107,200	$710	2.6%
Capitalized interest	—	(9)	—	—	(48)	—

Total	$71,477	$462	2.6%	$107,200	$662	2.5%

The Company’s average overall debt for the three months ended June 30, 2016 was $71,477, as compared to $107,200 for the three months ended June 30, 2015. During the quarter we have continued to work down our revolving debt. As can be seen from the table above, our effective bank interest rate was 2.6% for the three months ended June 30, 2016, which was essentially flat when compared to an effective rate of 2.5% for the comparable three month period of the prior year.

Income tax expense was $1,203 for the three months ended June 30, 2016, as compared to a benefit of $393 for the comparable period in 2015. The effective tax rate for the quarter was 26.0% (which was a tax expense), as compared to 73.2% (which was a tax benefit) in the same period of the prior year. The change in effective tax rate is primarily driven by improved year on year financial performance in jurisdictions with higher tax rates.

Furthermore, the effective tax rate for the three months ended June 30, 2016 is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our net income for the second quarter of 2016 was $3,246 or $0.11 per basic and diluted share, as compared to $781 or $0.03 per basic and diluted share in the same quarter of 2015.

Six Months Ended June 30:

	2016	2015	Change
Net sales:
Insecticides	$64,018	$61,945	$2,073
Herbicides/soil fumigants/fungicides	45,767	39,291	6,476
Other, including plant growth regulators	9,820	16,077	(6,257)

Total crop	119,605	117,313	2,292
Non-crop	22,593	15,775	6,818

	$142,198	$133,088	$9,110

Cost of sales:
Insecticides	$42,215	$41,005	$1,210
Herbicides/soil fumigants/fungicides	24,761	23,186	1,575
Other, including plant growth regulators	5,575	10,367	(4,792)

Total crop	72,551	74,558	(2,007)
Non-crop	10,749	8,759	1,990

	$83,300	$83,317	$(17)

Gross margin:
Insecticides	$21,803	$20,940	$863
Herbicides/soil fumigants/fungicides	21,006	16,105	4,901
Other, including plant growth regulators	4,245	5,710	(1,465)

Gross margin crop	47,054	42,755	4,299
Gross margin non-crop	11,844	7,016	4,828

	$58,898	$49,771	$9,127

Gross margin crop	39%	36%
Gross margin non-crop	52%	44%
Total gross margin	41%	37%

	2016	2015	Change
Net sales:
US	$101,628	$93,064	$8,564
International	40,570	40,024	546

	$142,198	$133,088	$9,110

Overall financial performance including sales and net income for the six month period ended June 30, 2016 showed improvement, as compared to the same period in 2015. Sales for the period were up approximately 7% to $142,198, as compared to $133,088 for the first half of 2015. Our gross profit performance ended at $58,898 or 41% of sales, as compared to $49,771 or 37% of sales for the comparable prior period.

With respect to specific categories, sales for our Crop business were $119,605, up approximately 2% from $117,313 in 2015, while sales for Non-crop products were $22,593, up by about 43% from $15,775 in the comparable period of the prior year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Over the course of the first half of 2016, the Company experienced a more stable demand for its corn products notwithstanding continued actions in the Midwest channel of distribution to work through some remaining surplus inventories and generally lower commodity prices driving growers to consider options for reducing per acre input costs. Our 6-month sales of soil insecticides increased and sales of Impact® herbicide increased by 40% year-over-year, reflecting grower efforts to maximize yields and lower channel inventory. While half-year sales of our primary cotton products currently trail the prior year, our 2016 sales have benefited from several 2015 herbicide product acquisitions which include Scepter, our first US soybean herbicide.

Net sales of our Insecticides used in crop applications for the six months ended June 30, 2016 were about 3% higher at $64,018, as compared to $61,945 during the first half of 2015. Within this category, sales of our granular soil insecticides (“GSIs”) were up approximately 4% relative to the comparable period in 2015. Demand for our Thimet product has been strong and sales of our granular insecticides Mocap and Nemacur, sold primarily in our international markets, were stronger than the prior year. Sales of our non-GSI insecticides for crop applications were flat during the first half of 2016, as compared to the same period of the prior year.

Within the group of Herbicides/Fungicides/Fumigants for crop applications, sales for the first half of 2016 were $45,767, approximately 16% higher than the $39,291 recorded in the first half of 2015. While sales of our soil fumigant products declined moderately as a result of some weather-related wet field application difficulties, sales of herbicides increased significantly during the first half of the year driven by strong Impact sales in U.S. corn and the addition of new Bromacil and Scepter product acquisitions.

Within the group of Other products (which includes plant growth regulators, molluscicides and tolling activity), we recorded net sales of $9,820, as compared to $16,077 in the first half of 2015. More than half of this decline resulted from lower international toll manufacturing revenues in the first six months of 2016 as a result of a shift in our manufacturing schedule, which was advantageous to both the Company and our customer. Additionally, sales of our cotton harvest aid, Folex, were lower than the prior year as our customers delayed many second quarter purchases until the third quarter of this year, just-in-time for use as a pre-harvest defoliant.

Our Non-crop sales for the first half of 2016 were $22,593, up 43% from $15,775 for the same period of the prior year. This performance was driven by our Pest Strip business, pharmaceutical and Envance sales that were all considerably higher in the first six months of 2016, as compared to the similar period in 2015.

On a regional basis, our domestic US sales improved by 9% to end at $101,628 for the first half of 2016, as compared to $93,064 in the same period of 2015. During the same period, our international sales were up 1% to end at $40,570, as compared to $40,024 for the prior year. Our International year-over-year sales growth is mainly related to the Nemacur and Bromacil acquisitions from last year. Both acquisitions have now been fully integrated in our existing business. In fact, our herbicides increased more than twofold driven by the Bromacil product line. Our granular insecticide products were up 6% overall, with Nemacur up 16%, primarily the result of the 2015 acquisition of the European registrations. The remainder of our granular product sales were balanced with strong sales of Thimet and Mocap offset by slower Counter sales. Offsetting these positives and as noted above, our international tolling revenues were delayed in 2016, as compared with 2015.

Our cost of sales for the first half of 2016 was $83,300 or 59% of net sales. This compared to $83,317 or 63% of net sales for the same period of 2015. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales.

The raw materials content of cost of sales remained flat as a percentage of sales, with savings on raw materials offset by product mix differences between the first six months of 2016 and the same period of last year.

Our labor and burden costs remained well controlled and were 9% lower in the six months ended June 30, 2016, as compared to the same period of the prior year. Further, as our channel inventories have reduced and as we have been slowly ramping up production of some products, factory activity and associated factory cost recovery increased by 8%, as compared to the first six months of 2015. These improvements resulted in lower unabsorbed factory overhead costs which amounted to 5% (of sales) in the first half of 2016, as compared to 7% in the same period of 2015 and added $2,958 to our gross profit performance in the first half of 2016, as compared to this time last year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $908 to $49,174 for the six months ended June 30, 2016, as compared to $48,266 for the same period in 2015. The differences in operating expenses by department are as follows:

	2016	2015	Change
Selling	$12,704	$14,309	$(1,605)
General and administrative	15,718	13,410	2,308
Research, product development and regulatory	10,622	10,112	510
Freight, delivery and warehousing	10,130	10,435	(305)

	$49,174	$48,266	$908

•	Selling expenses for the period decreased by $1,605 to end at $12,704, as compared to the first six months of 2015. The main drivers for the overall decrease in selling expenses were lower spending on advertising and promotional activities.

•	General and administrative expenses increased by $2,308 to end at $15,718, as compared to $13,410 for the same period of 2015. The main drivers for the increase are increases in incentive compensation, increases in intangible asset amortization associated with product acquisitions in 2015 and additional legal expenses.

•	Research, product development costs and regulatory expenses increased by $510 to end at $10,622, as compared to $10,112 for the same period of the prior year. The main driver was increased costs incurred in our regulatory affairs activities.

•	Freight, delivery and warehousing costs for the six months ended June 30, 2016 were $10,130 or 7.1% of sales as compared to $10,435 or 7.8% of sales for the same period in 2015. The main driver for the decrease is related to the increase in sales of products with low freight costs and products where buyers bear freight charges.

Interest costs, net of capitalized interest, were $1,003 in the six months of 2016, as compared to $1,303 in the same period of 2015. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$73,852	$857	2.3%	$106,120	$1,043	2.0%
Notes payable	35	1	—	851	69	—
Interest income	—	(1)	—	—	(1)	—
Amortization of deferred loan fees	—	125	—	—	166	—
Amortization of other deferred liabilities	—	19	—	—	85	—
Other interest expense	—	25	—	—	28	—

Subtotal	$73,887	$1,026	2.8%	$106,971	$1,390	2.5%
Capitalized interest	—	(23)	—	—	(87)	—

Total	$73,887	$1,003	2.7%	$106,971	$1,303	2.4%

The Company’s average overall debt for the six months ended June 30, 2016 was $73,887, as compared to $106,971 for the six months ended June 30, 2015. During the six months ended June 30, 2016, we remained focused on driving down our revolving debt following the 2015 product acquisitions. As can be seen from the table above, our effective bank interest rate was 2.7% for the six months ended June 30, 2016 as compared to 2.4% for the same period in 2015.

Income tax expense was $2,263 for the six months ended June 30, 2016, as compared to a benefit of $685 for the comparable period in 2015. The effective tax rate for the first half of the year was 25.9% (which was an expense), as compared to 339.1% (which was a tax benefit), in the same period of the prior year. The change in effective tax rate is primarily driven by improved year on year financial performance in jurisdictions with higher tax rates.

Furthermore, the effective tax rate for the six months ended June 30, 2016, is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our net income for the first six months of 2016 was $6,040 or $0.21 per basic and diluted share, as compared to $832 or $0.03 per basic and diluted share in the same period of 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $25,490 of cash from operating activities during the six months ended June 30, 2016. This compared with generating $43,824 in the same period of the prior year. Net income of $6,329, the sum of non-cash depreciation and amortization of fixed and intangible assets, other assets and discounted future liabilities equaled $10,736 and stock based compensation and other non-cash items of $1,150 provided a net cash inflow $18,215, as compared to $14,117 for the same period last year.

During the six months ended June 30, 2016, the Company increased trade receivables by $4,156. This compares with a decrease in trade receivables of $8,975 during the same period of 2015. The movement in receivables is primarily driven by strong domestic sales in the later part of the period to June 30, 2016.

At the end of June 2016, our inventories were at $151,102, which was down $14,132 from $165,234 at this time last year. In comparison to the start of the financial year, our inventories have increased by $14,625 in the six month period of 2016, as compared to decreasing by $397 during the same period of the prior year. This 2016 performance reflects the improving condition of channel inventory levels of the Company’s products which is allowing us to start slowly increasing the manufacturing level for some products as we look forward to the 2016-2017 season. As of the balance sheet date, June 30, 2016, we believe our inventories are valued at lower of cost or market.

During the six months ended June 30, 2016, deferred revenues decreased by $1,932, as compared to an increase of $3,611 for the same period of the prior year. The decrease in deferred revenues reflects customers utilizing their prepayments made in prior period.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically, crop products have a growing season that ends on September 30th each year. During the six months ended June 30, 2016, the Company made accruals in the amount of $30,345. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. However, there are some programs that are paid more frequently or that have different settlement dates that reflect particular growing seasons. During the first six months of 2016, the Company made payments in the amount of $12,389. Payments are not generally significant in the second and third quarters of each financial year. During the six months ended June 30, 2015, the Company accrued $25,673 and made payments in the amount of $8,616.

Finally, prepaid and other assets increased by $2,661, tax receivable decreased by $1,244, accounts payable increased by $9,837, and other payables and accruals increased by $1,612. In aggregate, this amounted to a $10,032 inflow. During the same period of 2015, these items amounted to a $333 outflow.

The Company is working to manage its capital spending closely and utilized $1,729 during the six months ended June 30, 2016, compared to utilizing $3,480 during the same period of 2015. This is primarily driven by lower capital spending in our factories. During the first six months of 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2016, the Company’s ownership position in Bi-PA was 15%. During the comparable period in 2015, the Company increased its ownership share of its Envance subsidiary by paying $125 to its joint venture partner, TyraTech. Finally, during the first six months of 2015, the Company completed two acquisitions of product lines and spent a total of $36,435 on those transactions. During the first six months of 2016, the Company made final payments associated with the 2015 product acquisitions in the amount of $224.

Financing activities used $19,455 during the six months ended June 30, 2016, compared to $3,193 in the same period of the prior year. This 2016 performance was mainly driven by the Company’s efforts to drive down debt on our senior credit facility.

The Company has a revolving line of credit and various notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. These are summarized in the following table:

Indebtedness	June 30, 2016			December 31, 2015
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$50,150	$—	$50,150	$69,000	$—	$69,000
Deferred loan fees	(574)	—	(574)	(679)	—	(679)
Notes payable	—	18	18	—	55	55

Total Indebtedness	$49,576	$18	$49,594	$68,321	$55	$68,376

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of June 30, 2016 the Company met all covenants in that credit facility.

At June 30, 2016, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $92,588 under the credit facility agreement. This compares to an available borrowing capacity of $27,101 as of June 30, 2015. The increased level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for the trailing twelve month period, has improved, (2) borrowings have decreased compared to the second quarter of 2015, when the Company had borrowed from the credit facility to fund two product line acquisitions, and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) is lower when compared with the earlier period.

The Company believes that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Issued Accounting Guidance—In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures. The new standard eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires that management of an entity assesses whether there is substantial doubt about the ability of the entity to continue as a going concern and for making the appropriate disclosures. The assessment must be performed at each annual and interim reporting period, and there is substantial doubt about an entity’s ability to continue as a going concern if it is probable that the entity will be unable to meet its obligations as they become due within 12 months of the date the financial statements are issued. In the assessment, management must consider the information available at the date of issuance of the financial statements, as well as mitigating factors and plans to alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. Upon adoption, the Company will follow the guidance in this ASU when assessing going concern.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017 or its impact on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements for inclusion in the American Vanguard published financial statements. In the Company’s Form 10-K for the financial year ended December 31, 2015, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2015.

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

As of June 30, 2016, the Company established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2016, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2015, other than as discussed below:

U.S. EPA RCRA/FIFRA Matter On or about March 24, 2015, Region 4 of the United States Environmental Protection Agency (“USEPA”) issued to registrant’s principal operating subsidiary, AMVAC, an Opportunity to Show Cause (“OSC”) why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for potential noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock‘N Load containers having residual amounts of its product Thimet. The scope of these discussions subsequently expanded to involve USEPA Region 5 and to include the importation of depleted Lock ‘N Load containers from Australia in October 2015 and full Lock ‘N Load containers from Canada in January 2016. On or about March 25, 2016, USEPA Region 5 issued a Stop Sale, Use or Removal Order (“SSURO”) ordering AMVAC to cease the distribution or sale of US Thimet 20G, Canadian Thimet 15G and Australian Thimet 200G on the grounds that the importation of both depleted and full containers of Thimet and the subsequent use of their contents was inconsistent with FIFRA. AMVAC disagrees with this position and believes that it lawfully imported Thimet from Canada and Australia for the purpose of potentially refilling, reprocessing or properly disposing of them. After hosting a plant inspection by Regions 4 and 5 and providing documentation to the agency, AMVAC requested and received relief from the SSURO in the form of seven amendments. As a consequence of this relief, the Company believes that it will have adequate inventory to meet customers’ needs for the 2016 season. However, the Company has not yet received a final position from USEPA with regard to past acts, and, at this stage, it is too early to tell whether a loss arising from either the OSC or SSURO is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Galvan v. AMVAC In an action entitled Graciela Galvan v. AMVAC Chemical Corp. filed on April 7, 2014 with the Superior Court for the State of California for the County of Orange (No. 00716103CXC) plaintiff, a former employee, alleges several violations of wages and hours requirements under the California Labor Code. The Company completed the deposition of plaintiff and participated in mediation on the matter. In February 2016, the court granted plaintiff’s motion for class certification with respect to only one of the seven original claims (namely, that allegedly discretionary bonus payments made to class members during the subject period should have been taken into account when calculating overtime). The Company believes that such bonus payments were discretionary and, as such, were properly excluded from overtime calculations. Thus, the Company intends to defend the matter. The Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for the matter.

Navarro v. AMVAC On May 28, 2015, former employee, Silvano Navarro delivered a written claim to the Company in which he alleged that he was damaged due to discrimination for disability and a host of other labor and employment charges. After meeting in both November 2015 and February 2016 to mediate the matter, the parties entered into a settlement agreement effective as of April 30, 2016, under the terms of which claimant released the Company from these claims in exchange for payment of cash, which was in an amount that is not material to the Company’s financial statements.

Schiemer Farms v. AMVAC On or about May 12, 2015, Farmers Supply Co-op, made a written claim against the Company for losses from the alleged failure of the Company’s soil fumigant, Vapam, to control weeds on an onion crop that was harvested in late 2014. The grower alleges a loss of yield in the amount of $1.2 million. After having investigated the matter fully and engaging in settlement discussions with claimant over the course of several months, the parties entered into a settlement agreement dated April 25, 2016, under the terms of which claimants agreed to release the Company from these claims in exchange for provision of product to claimants over the next three planting seasons. The total value of the settlement is not material to the Company’s financial statements.

Harold Reed v. AMVAC et al. During the reporting period, the Company was notified of the fact that a Statement of Claim had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case number 160600211) in which plaintiff, an applicator of the Company’s potato sprout inhibitor, SmartBlock, alleges that he incurred physical injury arising from a fire that occurred during his application of that product at a potato storage facility in Coaldale, Alberta on April 2, 2014 and that AMVAC failed to warn him of the risks of such application. AMVAC has not yet been served in the action. The Company believes that plaintiff’s claims are without merit and intends to defend the matter vigorously. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

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

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Balance Sheets; (iii) Condensed consolidated Statements of Stockholders’ Equity; (iv) Condensed consolidated Statements of Comprehensive Income; (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

Dated: August 2, 2016	By:	/S/ ERIC G. WINTEMUTE
Eric G. Wintemute Chief Executive Officer and Chairman of the Board

Dated: August 2, 2016	By:	/S/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer & Principal Accounting Officer