Form 10-Q
period 2016-09-30
AMERICAN VANGUARD CORP
filed 2016-11-02
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Common Stock, $.10 Par Value—29,360,039 shares as of October 25, 2016.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Net sales	$82,447	$72,486	$224,645	$205,574
Cost of sales	49,461	41,053	132,761	124,370
Gross profit	32,986	31,433	91,884	81,204
Operating expenses	28,255	26,059	77,429	74,325
Operating income	4,731	5,374	14,455	6,879
Interest expense	301	638	1,304	1,941
Income before provision for income taxes and loss on equity investment	4,430	4,736	13,151	4,938
Income tax expense	1,409	1,643	3,672	958
Income before loss on equity investment	3,021	3,093	9,479	3,980
Net loss from equity investment	(180)	(389)	(309)	(580)
Net income	2,841	2,704	9,170	3,400
Add back net loss (income) attributable to non-controlling interest	36	68	(253)	204
Net income attributable to American Vanguard	$2,877	$2,772	$8,917	$3,604
Earnings per common share—basic	$0.10	$0.10	$0.31	$0.13
Earnings per common share—assuming dilution	$0.10	$0.09	$0.30	$0.12
Weighted average shares outstanding—basic	28,957	28,753	28,886	28,653
Weighted average shares outstanding—assuming dilution	29,496	29,289	29,385	29,208

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	Sept. 30, 2016	Dec. 31, 2015
Current assets:
Cash and cash equivalents	$6,594	$5,524
Receivables:
Trade, net of allowance for doubtful accounts of $159 and $423, respectively	91,091	72,835
Other	3,500	2,554
Total receivables	94,591	75,389
Inventories	141,678	136,477
Prepaid expenses	12,270	11,172
Income taxes receivable	—	168
Deferred income tax assets	8,101	8,101
Total current assets	263,234	236,831
Property, plant and equipment, net	47,760	47,972
Intangible assets, net of applicable amortization	123,420	129,160
Other assets	28,695	29,576
Total assets	$463,109	$443,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other notes payable	$-	$55
Current installments of other liabilities	74	514
Accounts payable	23,268	15,343
Deferred revenue	41	8,888
Accrued program costs	74,907	44,371
Accrued expenses and other payables	10,209	7,111
Income taxes payable	1,269	—
Total current liabilities	109,768	76,282
Long-term debt and other notes payable, excluding current installments	44,488	68,321
Other liabilities, excluding current installments	3,036	3,054
Deferred income tax liabilities	27,556	27,556
Total liabilities	184,848	175,213
Commitments and contingent liabilities
Stockholders' Equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 31,807,223 shares at September 30, 2016 and 31,638,225 shares at December 31, 2015	3,182	3,164
Additional paid-in capital	70,458	68,534
Accumulated other comprehensive loss	(4,429)	(3,541)
Retained earnings	217,135	208,507
	286,346	276,664
Less treasury stock, at cost, 2,450,634 shares at September 30, 2016 and December 31, 2015	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	278,077	268,395
Non-controlling interest	184	(69)
Total stockholders’ equity	278,261	268,326
Total liabilities and stockholders' equity	$463,109	$443,539

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

For The Three Months Ended March 31, 2016, June 30, 2016, and September 30, 2016

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2015	31,638,225	$3,164	$68,534	$(3,541)	$208,507	2,450,634	$(8,269)	$268,395	$(69)	$268,326
Stocks issued under ESPP	19,627	2	269	—	—	—	—	271	—	271
Foreign currency translation adjustment, net	—	—	—	85	—	—	—	85	—	85
Stock based compensation	—	—	456	—	—	—	—	456	—	456
Stock options exercised and grants, vesting and forfeited restricted stock units	(61,550)	(6)	(580)	—	—	—	—	(586)	—	(586)
Excess tax benefits from share based payment arrangements	—	—	35	—	—	—	—	35	—	35
Net income	—	—	—	—	2,794	—	—	2,794	153	2,947
Balance, March 31, 2016	31,596,302	$3,160	$68,714	$(3,456)	$211,301	2,450,634	$(8,269)	$271,450	$84	$271,534
Cash dividends on common stock ($0.01 per share)	—	—	—	—	(289)	—	—	(289)	—	(289)
Foreign currency translation adjustment, net	—	—	—	(537)	—	—	—	(537)	—	(537)
Stock based compensation	—	—	612	—	—	—	—	612	—	612
Stock options exercised and grants, vesting and forfeited restricted stock units	192,342	20	100	—	—	—	—	120	—	120
Excess tax benefits from share based payment arrangements	—	—	12	—	—	—	—	12	—	12
Net income	—	—	—	—	3,246	—	—	3,246	136	3,382
Balance, June 30, 2016	31,788,644	$3,180	$69,438	$(3,993)	$214,258	2,450,634	$(8,269)	$274,614	$220	$274,834
Stocks issued under ESPP	23,103	2	289	—	—	—	—	291	—	291
Foreign currency translation adjustment, net	—	—	—	(436)	—	—	—	(436)	—	(436)
Stock based compensation	—	—	588	—	—	—	—	588	—	588
Stock options exercised and grants, vesting and forfeited restricted stock units	(4,524)	—	108	—	—	—	—	108	—	108
Excess tax benefits from share based payment arrangements	—	—	35	—	—	—	—	35	—	35
Net income (loss)	—	—	—	—	2,877	—	—	2,877	(36)	2,841
Balance, September 30, 2016	31,807,223	$3,182	$70,458	$(4,429)	$217,135	2,450,634	$(8,269)	$278,077	$184	$278,261

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Net income attributable to American Vanguard	$2,877	$2,772	$8,917	$3,604
Foreign currency translation adjustment	(436)	(897)	(888)	(1,468)
Comprehensive income	$2,441	$1,875	$8,029	$2,136

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For The Nine Months Ended September 30, 2016 and 2015

(Unaudited)

Increase (decrease) in cash	2016	2015
Cash flows from operating activities:
Net income	$9,170	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	12,367	12,190
Amortization of other long term assets	3,935	3,992
Amortization of discounted liabilities	28	118
Stock-based compensation	1,656	2,943
Tax benefit from exercise of stock options	(82)	(8)
Operating loss from equity method investment	309	580
Changes in assets and liabilities associated with operations:
Increase in net receivables	(19,202)	(6,172)
(Increase) decrease in inventories	(5,201)	4,135
(Increase) decrease in prepaid expenses and other assets	(1,011)	1,143
Decrease in income tax receivable/payable, net	1,519	4,739
Increase in accounts payable	7,925	3,010
Decrease in deferred revenue	(8,847)	(860)
Increase in program payables	30,536	20,982
Increase in other payables and accrued expenses	3,098	1,615
Net cash provided by operating activities	36,200	51,807
Cash flows from investing activities:
Capital expenditures	(6,122)	(5,196)
Investments	(3,283)	(125)
Acquisitions of product lines and other intangible assets	(224)	(36,435)
Net cash used in investing activities	(9,629)	(41,756)
Cash flows from financing activities:
Net payments under line of credit agreement	(24,000)	(16,120)
Increase in other notes payable	—	10,000
Payments on other long-term liabilities	(541)	(1,252)
Tax benefit from exercise of stock options	82	8
Payment of cash dividends	(289)	(1,141)
Net proceeds from the issuance of common stock (sale of stock under ESPP and exercise of stock options)	204	254
Net cash used in financing activities	(24,544)	(8,251)
Net increase in cash and cash equivalents	2,027	1,800
Cash and cash equivalents at beginning of period	5,524	4,885
Effect of exchange rate changes on cash and cash equivalents	(957)	(1,256)
Cash and cash equivalents at end of period	$6,594	$5,429

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. Property, plant and equipment at September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015
Land	$2,458	$2,458
Buildings and improvements	15,067	14,726
Machinery and equipment	117,140	113,506
Office furniture, fixtures and equipment	4,857	4,997
Automotive equipment	383	491
Construction in progress	5,398	3,413
	145,303	139,591
Less accumulated depreciation	(97,543)	(91,619)
	$47,760	$47,972

For the three months and nine months periods ended September 30, 2016, the Company recognized depreciation expense related to property, plant and equipment of $2,021 and $6,334, respectively.   During the nine months ended September 30, 2016 and 2015, the Company eliminated from assets and accumulated depreciation $410 and $388 of fully depreciated assets, respectively.  The Company recognized depreciation expense related to property, plant and equipment of $2,231 and $6,762 for the three months and nine months periods ended September 30, 2015, respectively.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2016	December 31, 2015
Finished products	$123,311	$120,456
Raw materials	18,367	16,021
	$141,678	$136,477

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net sales:
Insecticides	$25,478	$23,539	$89,496	$85,484
Herbicides/soil fumigants/fungicides	34,242	32,682	80,009	71,973
Other, including plant growth regulators	13,328	7,420	23,148	23,497
Crop	73,048	63,641	192,653	180,954
Non-crop	9,399	8,845	31,992	24,620
Total net sales	$82,447	$72,486	$224,645	$205,574
Net sales:
US	$60,033	$53,167	$161,661	$146,231
International	22,414	19,319	62,984	59,343
Total net sales	$82,447	$72,486	$224,645	$205,574

5. Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the US agricultural chemicals business market place. For accounting purposes, Programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments, made to distributors, retailers or growers at the end of a growing season. Each quarter management compares individual sale transactions with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each Program. If management believes that customers are falling short of or exceeding their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  During the three and nine months ended September 30, 2016 and 2015, no significant change in estimates was recorded.

6. The Company has declared and paid the following cash dividends in the period covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 13, 2016	June 30, 2016	July 12, 2016	$0.01	$289
March 16, 2015	April 3, 2015	April 17, 2015	$0.02	$572
December 11, 2014	December 26, 2014	January 9, 2015	$0.02	$569

7. ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of our condensed consolidated statements of operations. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consist of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Numerator:
Net income attributable to AVD	$2,877	$2,772	$8,917	$3,604
Denominator:
Weighted average shares outstanding-basic	28,957	28,753	28,886	28,653
Dilutive effect of stock options and grants	539	536	499	555
	29,496	29,289	29,385	29,208

For the three months and nine months ended September 30, 2016 and 2015, no stock options were excluded from the computation of diluted earnings per share.

8. The Company has a revolving line of credit and two other notes payable that together constitute the short-term and long-term loan balances shown in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. During 2015 the Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These are summarized in the following table:

Indebtedness	September 30, 2016			December 31, 2015
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$45,000	$—	$45,000	$69,000	$—	$69,000
Deferred loan fees	(512)	—	(512)	(679)	—	(679)
Notes payable	—	—	—	—	55	55
Total indebtedness	$44,488	$—	$44,488	$68,321	$55	$68,376

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

Under the Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the nine months ended September 30, 2016). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

On April 14, 2015, AMVAC, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into an amendment to the Credit Agreement under which, the Consolidated Funded Debt Ratio was increased for the second, third and fourth quarters of 2015 (to 3.5-to-1 from 3.25-to-1) and a fixed charge covenant, requiring, in effect, that the ratio of consolidated current assets to consolidated current liabilities exceed 1.2-to-1 for the duration of the term of the credit facility, was added.

At September 30, 2016, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $95,985, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $40,189 as of September 30, 2015. The level of borrowing capacity was driven by three factors: (1) our financial performance, as measured in Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) for the trailing twelve month period, has improved, (2) the level of borrowings during the third quarter of 2015 was higher than normal due to the then recent completion of two product line acquisitions, and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) was lower when compared with the earlier period.

9. Reclassification—Certain items have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2016 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month and nine month periods ended September 30, 2016 and 2015, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The below tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months and nine months ended September 30, 2016 and 2015.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2016
Incentive Stock Options	$71	$252	$497	1.2
Restricted Stock	406	1,100	2,545	1.8
Performance Based Restricted Stock	100	240	857	1.4
Performance Based Options	11	64	173	1.2
Total	$588	$1,656	$4,072

September 30, 2015
Incentive Stock Options	$94	$325	$1,009	2.3
Restricted Stock	334	2,296	2,751	1.5
Performance Based Restricted Stock	18	222	686	1.8
Performance Based Options	12	100	373	2.2
Total	$458	$2,943	$4,819

Stock Options—During the nine months ended September 30, 2016, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2015	626,845	$9.25	$7.73
Options exercised	(25,500)	7.50
Options forfeited	(9,813)	11.49
Balance outstanding, March 31, 2016	591,532	$9.29	$7.84
Options exercised	(12,900)	7.50
Options forfeited	(5,000)	11.49
Balance outstanding, June 30, 2016	573,632	$9.31	$7.85
Options exercised	(15,500)	7.50
Options forfeited	(11,118)	11.49
Balance outstanding, September 30, 2016	547,014	$9.31	$7.87

Information relating to stock options at September 30, 2016 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	303,350	50	$7.50	303,350	$7.50
$11.32—$11.49	243,664	95	$11.57	25,507	$12.28
	547,014		$9.31	328,857	$7.87

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2016:
Incentive Stock Option Plans:
Outstanding	547,014	$9.31	70	$3,690
Expected to Vest	540,064	$9.29	70	$3,658
Exercisable	328,857	$7.87	51	$2,693

During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to stock options of $71 and $94, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to stock options of $252 and $325, respectively.

As of September 30, 2016, the Company had approximately $497 of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Restricted Shares—A status summary of non-vested shares as of and for the nine months ended September 30, 2016 and 2015 is presented below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	362,841	$20.43	560,842	$21.44
Granted	—	—	30,000	11.42
Vested	(127,274)	31.29	(192,266)	20.47
Forfeited	(16,008)	23.67	(422)	14.92
Nonvested shares at March 31st	219,559	$14.59	398,154	$21.17
Granted	140,541	15.08	21,005	14.28
Vested	(22,639)	15.63	(28,505)	13.53
Forfeited	(6,457)	14.98	(1,201)	14.92
Nonvested shares at June 30th	331,004	$14.72	389,453	$21.37
Granted	1,668	16.75	13,196	12.88
Vested	(2,566)	19.18	(19,000)	27.93
Forfeited	(12,822)	14.98	(26,723)	22.64
Nonvested shares at September 30th	317,284	$14.69	356,926	$20.62

Restricted shares — During the nine months ended September 30, 2016, the Company granted a total of 142,209 shares of common stock. Of these, 21,139 shares vest immediately and the remaining 121,070 will cliff vest after three years of service. The shares granted in 2016 were average fair valued at $15.10 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The Company is recognizing as expense the value of restricted shares over the required service period.

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

During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to restricted shares of $406 and $334, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to restricted shares of $1,100 and $2,296, respectively.

As of September 30, 2016, the Company had approximately $2,545 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.8 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Restricted Shares—A summary of non-vested performance based shares as of and for the nine months ended September 30, 2016 and 2015 is presented below:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	104,403	$17.05	103,907	$17.77
Granted	—	—	7,500	10.96
Forfeited	(9,395)	17.65	—	—
Nonvested shares at March 31st	95,008	$16.99	111,407	$17.31
Granted	52,170	14.39	—	—
Forfeited	(19,612)	28.25	—	—
Nonvested shares at June 30th	127,566	$14.20	111,407	$17.31
Granted	—	—	3,196	12.37
Forfeited	(8,544)	14.39	(10,200)	18.43
Nonvested shares at September 30th	119,022	$14.18	104,403	$17.05

Performance Based Restricted Shares — During the nine months ended September 30, 2016, the Company granted a total of 52,170 performance based shares that will cliff vest on January 6, 2019, provided that the recipients are individually continuously employed by the Company during the vesting period. These shares have a measurement period commencing January 1, 2016 and ending December 31, 2018.  Eighty percent of these performance based shares are based upon financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for meeting less than the targeted performance and to increase to a maximum of 200% for meeting in excess of the targeted performance.

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

As of September 30, 2016, performance based shares related to net income and net sales have an average fair value of $15.08 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $11.63 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to performance based shares of $100 and $18, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to performance based shares of $240 and $222, respectively.

As of September 30, 2016, the Company had approximately $857 of unamortized stock-based compensation related to unvested performance based shares. This amount will be recognized over the weighted-average period of 1.4 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Stock Options—During the nine months ended September 30, 2016 and 2015, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance based stock option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2015	98,410	$11.49	$—
Options forfeited	(8,946)	11.49
Balance outstanding, March 31, 2016	89,464	$11.49	$—
Balance outstanding, June 30, 2016	89,464	$11.49
Options forfeited	(7,130)	11.49
Balance outstanding, September 30, 2016	82,334	$11.49	$—

Information relating to outstanding performance incentive stock options at September 30, 2016 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:
$11.49	82,334	15	$11.49	—	$—
	82,334		$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2016 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
As of September 30, 2016:
Incentive Stock Option Plans:
Outstanding	82,334	$11.49	15	$376
Expected to Vest	73,632	$11.49	15	$336
Exercisable	—	$—	—	$—

During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to performance stock options of $11 and $12, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation related to performance stock options of $64 and $100, respectively.

As of September 30, 2016, the Company had approximately $173 of unamortized stock-based compensation related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

12. Legal Proceedings—During the reporting period, there have been no material developments in the legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2015 other than as discussed below:

DBCP Matters – Delaware

Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1, 2-dibromo-3-chloropropane (“DBCP®”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC and was approved by the United States Environmental Protection Agency (“USEPA”) to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. The USEPA suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product.

Several cases involving 235 banana workers from Costa Rica, Ecuador and Panama had been separately filed in U.S. District Court in Delaware in 2012 and subsequently consolidated into one matter (the “Hendler-Delaware Case”).  These matters involved the same claimants and claims that had been filed in U.S. District Court in Louisiana within the prior year (and which we refer to as the Hendler-Louisiana Cases).  On August 21, 2012, the U.S. District Court in the Hendler-Delaware case granted defendants’ motion to dismiss the actions with prejudice, finding that the same claimants and claims had been pending in the Hendler-Louisiana cases where they had been first filed.

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

On October 16, 2013, plaintiffs filed a notice of appeal in the Hendler-Delaware case.  Oral argument was heard before the Third Circuit Court of Appeal on June 24, 2014 in connection with that appeal, and, on August 11, 2015, the Third Circuit upheld the lower court’s dismissal of the Hendler-Delaware case.  However, plaintiffs petitioned for rehearing en banc, arguing that, despite the fact that the same plaintiffs had made the same claims before another court (namely, the Louisiana court in the Hendler-Louisiana Cases), because the Louisiana court had not decided the case on the merits (but, rather, on the basis of the statute of limitations), the Delaware trial court lacked the power to dismiss the Hendler-Delaware case with prejudice. On September 22, 2015, the Third Circuit vacated its previous ruling (to uphold the lower court dismissal) and reheard the matter en banc on February 17, 2016.

On September 2, 2016, the Third Circuit Court reversed the District Court decision, finding that it was not proper for the trial court to have dismissed these cases with prejudice even though the Louisiana courts had dismissed the same claims for expiration of the statute of limitations.  In reaching its decision, the Third Circuit  reasoned that no court had yet addressed the merits of the matter,  that Delaware’s statute of limitations may differ from that of Louisiana, and that it would have been proper for the Delaware trial court to have dismissed the matter without prejudice (that is, with the right to amend and refile).  Accordingly, the matter has been remanded to the U.S. District Court in Delaware.  The Company believes the Hendler-Delaware case has no merit and, further, that a loss is neither probable nor reasonably estimable; accordingly, it has not recorded a loss contingency.

Other Matters

U.S. EPA RCRA/FIFRA Matter  On or about March 24, 2015, Region 4 of the USEPA issued to registrant’s principal operating subsidiary, AMVAC, an Opportunity to Show Cause (“OSC”) why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for supposed noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock ‘N Load containers having residual amounts of its product Thimet.  The scope of these discussions subsequently expanded to involve USEPA Region 5 and to include the importation of depleted Lock ‘N Load containers from Australia in October 2015 and full Lock ‘N Load containers from Canada in January 2016.  On or about March 25, 2016, USEPA Region 5 issued a Stop Sale, Use or Removal Order (“SSURO”) ordering AMVAC to cease the distribution or sale of US Thimet 20G, Canadian Thimet 15G and Australian Thimet 200G on the grounds that the importation of both depleted and full containers of Thimet and the subsequent use of their contents was allegedly inconsistent with FIFRA. After hosting a plant inspection by Regions 4 and 5 and providing documentation to the agency, AMVAC requested and received relief from the SSURO in the form of eight amendments.  As a consequence of this relief, the Company had adequate inventory to meet customers’ needs for the 2016 season.

In the course of its investigation, the agency has also pointed out alleged anomalies relating to the Company’s confidential statements of formula relating to the use of certain inert materials in formulation.  USEPA’s Region 5 has expressed its intention to bring an enforcement action relating to its overall findings.  AMVAC believes that it has lawfully imported Thimet from Canada and Australia for the purpose of potentially refilling, reprocessing or properly disposing of them. Further, the Company believes that it has carried out its Thimet business in good faith, maintained a focus on product stewardship and, in the process, did not pose any increased risk of harm to human health or the environment.  On October 11, 2016, the Company met with USEPA’s Office of Enforcement and Compliance (as well as with Regions 4 and 5) to clarify a path forward to ensure future compliance.  However, the Company has not yet received a final position from USEPA with regard to past acts, and, at this stage, it is too early to tell whether a loss arising from either the OSC or SSURO is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Galvan v. AMVAC  In an action entitled Graciela Galvan v. AMVAC Chemical Corp. filed on April 7, 2014 with the Superior Court for the State of California for the County of Orange (No. 00716103CXC) plaintiff, a former employee, alleges several violations of wages and hours requirements under the California Labor Code. The Company completed the deposition of plaintiff and participated in mediation on the matter. In February 2016, the court granted plaintiff’s motion for class certification with respect to only one of the seven original claims (namely, that discretionary bonus payments made to class members during the subject period allegedly should have been taken into account when calculating overtime).  The Company believes that such bonus payments were discretionary and, as such, were properly excluded from overtime calculations.  The Company has been in settlement discussions with plaintiff’s counsel, but has been unable to reach a mutually agreeable position. Thus, the Company intends to continue to defend the matter.  We believe that a loss is possible and reasonably estimable and have recorded a loss contingency for the matter in an amount that is not material to our financial statements.

DeChene Farms  The Company is investigating a potential claim by a Minnesota-based grower who is alleging that the in-furrow use of the Company’s insecticide, Mocap, resulted in delayed germination and subsequently diminished size of approximately 300 acres of red Norland potatoes.  Such a result could mean that the subject potatoes could be graded lower than normal and could command a lower premium at market.  The Company has retained two independent investigators and conducted its own investigation of the matter as to causation, but does not yet have any information regarding market conditions and crop valuation (the harvest just having been completed).  Based upon our current understanding of the matter, we believe that a loss is possible and reasonably estimable and have recorded a loss contingency for the matter in an amount that is not material to our financial statements.

13. Recently Issued Accounting Guidance—In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated statements of cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018 or its impact on the Company’s consolidated financial statements.

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

15. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

For the Nine Months Ended September 30, 2016
Balance, December 31, 2015	$(3,541)
Other comprehensive gain	85
Balance, March 31, 2016	$(3,456)
Other comprehensive loss	(537)
Balance, June 30, 2016	$(3,993)
Other comprehensive loss	(436)
Balance, September 30, 2016	$(4,429)

For the Nine Months Ended September 30, 2015
Balance, December 31, 2014	$(1,970)
Other comprehensive loss	(248)
Balance, March 31, 2015	$(2,218)
Other comprehensive loss	(323)
Balance, June 30, 2015	$(2,541)
Other comprehensive loss	(897)
Balance, September 30, 2015	$(3,438)

16. The Company utilizes the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. As of September 30, 2016, the Company’s ownership position in TyraTech was approximately 15.11%. As a result, our net income includes losses from this equity method investment, which represent our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three and nine months ended September 30, 2016, the Company recognized a loss of $180 and $309, respectively. For the three and nine months ended September 30, 2015, the Company recognized a loss of $389 and $580, respectively.

At September 30, 2016, the carrying value of the Company’s investment in TyraTech was $2,228 and the quoted market value based on TyraTech’s share price (Level 1 input) was $1,450. At September 30, 2016, the Company performed an impairment review of its investment in TyraTech and concluded that the current condition was temporary and consequently determined that no impairment change was appropriate. TyraTech’s shares trade on the AIM market of the London Stock Exchange under the trading symbol ‘TYR’. The Company’s equity investment is included in Other Assets on the consolidated balance sheets.

On August 2, 2016, the Company’s Netherlands-based subsidiary, AMVAC Netherlands BV, entered into a joint venture with China-based Huifeng Agrochemical Company, Ltd. The new entity, named Huifeng/AMVAC Innovation Co., Ltd., is based in Hong Kong and is intended to focus on activities such as market access and technology transfer between the two members. AMVAC Netherlands BV is a 50% owner of the new entity.  The Company has concluded that it will account for the joint venture under the equity method.  There has been no funding made to this joint venture as of September 30, 2016.

17. In February 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2016, the Company’s ownership position in Bi-PA was 15%. The Company utilizes the cost method of accounting with respect to this investment and will periodically review the investment for possible impairment. There was no impairment on the investment as of September 30, 2016. The investment is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes—For the three months ended September 30, 2016 and 2015, income tax expense was $1,409 and $1,643, respectively.  For the nine months ended September 30, 2016 and 2015, income tax expense was $3,672 and $958, respectively and the effective tax rate was 27.9% in 2016 and 19.4% in 2015. These amounts are based upon management’s estimates for the full fiscal year, which are subject to review and revision.

The Company’s Federal income tax returns for the years December 31, 2012 through December 31, 2014 are under examination by the Internal Revenue Service (“IRS”).  The results of the audit are not determinable.

19. Subsequent Event— On October 11, 2016, the Company declared a $.01 per share cash dividend to stockholders as of October 28, 2016.  The cash dividend is to be paid on November 11, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information on risk factors arising during the reporting period, refer to Item 1A., Risk Factors. For more detailed information on risk factors affecting the Company generally, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

MANAGEMENT OVERVIEW

Overall financial performance for the quarter ended September 30, 2016 included sales of $82,447 which were up approximately 14%, as compared to sales of $72,486 for the third quarter of 2015. Our gross profit performance ended at $32,986 or 40% of sales, as compared to $31,433 or 43% of sales for the comparable quarter last year. Gross margin was impacted by a shift in timing to Q3 2016, of some international toll manufacturing which occurred earlier in the season in 2015, and a short term cost increase for a key raw material for one of our international products. Operating costs in the quarter improved from 36% of sales in 2015 to 34.3% of sales this year; notwithstanding this improvement, costs did increase as we continue to develop our international footprint and invest in future business and product development. Overall net income was up at $0.10 per share as compared to $0.09 per share this time last year.

Financial performance for the nine month period ended September 30, 2016 included improved sales and net income, as compared to the same period in 2015. Sales for the period were up approximately 9% to $224,645, as compared to $205,574 for the first nine months of 2015. Under absorption of factory costs for the nine month period reduced from 5% of sales to 4% of sales. Our gross profit performance ended at $91,884 or 41% of sales, as compared to $81,204 or 40% of sales for the comparable prior period. Operating expenses reduced from 36% of net sales to 34% and net income improved by 147% to $0.30 per share, as compared to $0.12 per share.

When considering the balance sheet, net debt reduced by $5,088 in the three month ended September 30, 2016 to $44,488. This compares with $68,321 at December 31, 2015 and $92,731 at the same time last year. Inventory ended the quarter at $141,678, which is in line with our sales and inventory planning for the 2016. In comparison, inventory at this time last year was $161,496. We remain on track for our forecast at December 31, 2016.

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2016	2015	Change	% Change
Net sales:
Insecticides	$25,478	$23,539	$1,939	8.2%
Herbicides/soil fumigants/fungicides	34,242	32,682	1,560	4.8%
Other, including plant growth regulators	13,328	7,420	5,908	79.6%
Total crop	73,048	63,641	9,407	14.8%
Non-crop	9,399	8,845	554	6.3%
Total net sales	$82,447	$72,486	$9,961	13.7%
Cost of sales:
Insecticides	$17,029	$14,240	$2,789	19.6%
Herbicides/soil fumigants/fungicides	18,146	17,953	193	1.1%
Other, including plant growth regulators	9,609	4,005	5,604	139.9%
Total crop	44,784	36,198	8,586	23.7%
Non-crop	4,677	4,855	(178)	-3.7%
Total cost of sales	$49,461	$41,053	$8,408	20.5%
Gross profit:
Insecticides	$8,449	$9,299	$(850)	-9.1%
Herbicides/soil fumigants/fungicides	16,096	14,729	1,367	9.3%
Other, including plant growth regulators	3,719	3,415	304	8.9%
Gross profit crop	28,264	27,443	821	3.0%
Gross profit non-crop	4,722	3,990	732	18.3%
Total gross profit	$32,986	$31,433	$1,553	4.9%
Gross margin crop	39%	43%
Gross margin non-crop	50%	45%
Total gross margin	40%	43%

	2016	2015	Change	% Change
Net sales:
US	$60,033	$53,167	$6,866	12.9%
International	22,414	19,319	3,095	16.0%
Total net sales	$82,447	$72,486	$9,961	13.7%

For the three months ended September 30, 2016, sales for our Crop business were up approximately 15% at $73,048, as compared to $63,641 for the same period of the prior year, while sales for non-crop products were up 6% at $9,399, as compared to $8,845 last year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

Third quarter 2016 financial performance was influenced by some key factors.  First, we recorded strong quarterly sales of several of our cotton products due to increased cotton acres this season, up approximately 17% overall and over 50% in the MidSouth region, which is one of our key Folex markets.  Second, we enjoyed increased sales of our market leading soil fumigant products primarily used in the late summer and fall periods. Third, our tolling business sales were strong in the third quarter of this year, whereas in the prior year these sales occurred in an earlier period.

Sales of our Insecticide group for crop applications were up 8%, to $25,478, as compared to $23,539 for the third quarter of 2015. The increase was led by sales of Mocap and Nemacur which were up 22% compared to the prior year, offset by Thimet sales that suffered from unfavorable weather conditions in the Southeast U.S.

Within the group of Herbicides/Fungicides/Fumigants, sales for the third quarter of 2016 increased by approximately 5% to $34,242, as compared to $32,682 in the same period of 2015. The main driver was sales of our soil fumigants which rose in the third quarter as post-harvest, on-ground applications in the Southeast and Northwest sections of the U.S. caught up from a slow start last quarter.

Within the group of Other products (which includes plant growth regulators, molluscicides and tolling activity), our sales increased about 80% to $13,328, as compared to $7,420 in the third quarter of 2015. There were two main drivers for this performance. First, toll manufacturing activity increased significantly in the third quarter as compared to 2015 as a result of production scheduling (these annual tolling sales were recorded in the second quarter in 2015). Second, we experienced an increase in purchases of our Folex® cotton defoliant during the quarter, as cotton growers shifted their procurement of this harvest aid closer to time of use in the September/October harvest.

Our Non-crop sales ended the third quarter of 2016 at $9,399, which was 6% above sales of $8,845 for the same period of the prior year. This sales increase was primarily driven by improved sales of our Metaldehyde granules.

On a regional basis, our domestic US sales improved by 13% to end at $60,033 for the three months of 2016, as compared to $53,167 in the same period of 2015. As detailed above, the growth in domestic sales quarter over quarter was largely driven by growth in sales of our Metam fumigants, our Folex cotton defoiliant and our Dacthal herbicide. During the same period, our international sales were up 16% to end at $22,414, as compared to $19,319 for the prior year. International sales increased because of tolling revenues, that occurred in an earlier period in 2015, and increased Nemacur sales, offset by lower sales of Dacthal where we had a schedule delay in formulating a specific item resulting in sales probably moving to later in the year.

Our cost of sales for the third quarter of 2016 was $49,461 or 60% of sales, as compared to $41,053 or 57% of sales for the same period of 2015. There were a number of factors driving the increase. First, our tolling revenues occurred in the second quarter of 2015, whereas this year they occurred in the third quarter. This mix change impacts our overall cost of sales by 1.4%. Second, during the quarter we experienced a temporary price increase for a raw material that is used in an international product line. That increase impacted our overall cost of sales by 1.6%.  We expect that we will work through the higher priced raw material and return to more normal margins for this product by the end of the second quarter of 2017. Our labor and burden costs increased as we expanded manufacturing output in the three months ended September 30, 2016, as compared to the same period of the prior year.  Partly offsetting these factors, we have enjoyed cost reduction on a number of key raw materials.

Gross margin ended the quarter at 40% for the three months ended September 30, 2016, as compared to 43% in the same period of the prior year. The change in margin percentage was expected primarily because of the shift in international tolling revenues and is detailed above in the cost of sales discussion.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $2,196 to $28,255 for the three months ended September 30, 2016, as compared to the same period in 2015. The differences in operating expenses by department are as follows:

	2016	2015	Change	% Change
Selling	$7,065	$6,493	$572	8.8%
General and administrative	7,546	6,980	566	8.1%
Research, product development and regulatory	5,200	4,494	706	15.7%
Freight, delivery and warehousing	8,444	8,092	352	4.3%
	$28,255	$26,059	$2,196	8.4%

•	Selling expenses increased $572 over the same quarter of the prior year. The main driver for the increase is from the further development of our international business.
•	General and administrative expenses increased by $566. The main drivers are increased incentive compensation, as a result of our improved financial performance and increased legal expense.
•

Research, product development costs and regulatory expenses increased by $706. In the three months ended September 30, 2016, we increased our spending on regulatory compliance, field trials for product development and our SIMPAS development project.

•

Freight, delivery and warehousing costs increased by $352. As a percentage of sales, freight costs improved to 10.3% of sales for the three months ended September 30, 2016, as compared to 11.0% for the same period of the prior year.

Interest costs, net of capitalized interest were $301 in the three months to September 30, 2016 as compared to $638 in the same period of 2015. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q3 2016			Q3 2015
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$44,617	$241	2.2%	$88,826	$498	2.2%
Notes payable	9	—	—	10,081	101	—
Amortization of deferred loan fees	—	62	—	—	62	—
Amortization of other deferred liabilities	—	9	—	—	29	—
Other interest expense	—	11	—	—	10	—
Subtotal	$44,626	$323	2.9%	$98,907	$700	2.8%
Capitalized interest	—	(22)	—	—	(62)	—
Total	$44,626	$301	2.7%	$98,907	$638	2.6%

The Company’s average overall debt for the three months ended September 30, 2016 was $44,626, as compared to $98,907 for the three months ended September 30, 2015. Included in interest expense of $301 during the three months ended September 30, 2016, are non-cash costs related to amortization of discounting for deferred payments and other interest expense, net of capitalized interest, in the amount of $22 as compared to $62 for the same period of the prior year. The effective rate on our bank borrowings was flat at 2.2% for the period to September 30, 2016 and the same period of the prior year. Our overall effective interest rate was 2.7% for the three months ended September 30, 2016, as compared to 2.6% at September 30, 2015.

For the three months ended September 30, 2016, income tax expense totaled $1,409 and the effective tax rate for the quarter was 31.8%. These amounts are based upon management’s estimates for the full fiscal year, which are subject to review and revision. For the three months ended September 30, 2015, income tax expense totaled $1,643 and the effective tax rate for the quarter was 34.7%.

Our overall net income for the three months ended September 30, 2016 totaled $2,877 or $0.10 per diluted share as compared to $2,772 or $0.09 per diluted share in the same quarter of 2015.

Nine Months Ended September 30:

	2016	2015	Change	% Change
Net sales:
Insecticides	$89,496	$85,484	$4,012	4.7%
Herbicides/soil fumigants/fungicides	80,009	71,973	8,036	11.2%
Other, including plant growth regulators	23,148	23,497	(349)	-1.5%
Total crop	192,653	180,954	11,699	6.5%
Non-crop	31,992	24,620	7,372	29.9%
Total net sales	$224,645	$205,574	$19,071	9.3%
Cost of sales:
Insecticides	$59,244	$55,244	$4,000	7.2%
Herbicides/soil fumigants/fungicides	42,907	41,139	1,768	4.3%
Other, including plant growth regulators	15,184	14,372	812	5.6%
Total crop	117,335	110,755	6,580	5.9%
Non-crop	15,426	13,615	1,811	13.3%
Total cost of sales	$132,761	$124,370	$8,391	6.7%
Gross profit:
Insecticides	$30,252	$30,240	$12	0.0%
Herbicides/soil fumigants/fungicides	37,102	30,834	6,268	20.3%
Other, including plant growth regulators	7,964	9,125	(1,161)	-12.7%
Gross profit crop	75,318	70,199	5,119	7.3%
Gross profit non-crop	16,566	11,005	5,561	50.5%
Total gross profit	$91,884	$81,204	$10,680	13.2%
Gross margin crop	39%	39%
Gross margin non-crop	52%	45%
Total gross margin	41%	40%

	2016	2015	Change	% Change
Net sales:
US	$161,661	$146,231	$15,430	10.6%
International	62,984	59,343	3,641	6.1%
Total net sales	$224,645	$205,574	$19,071	9.3%

For the nine months ended September 30, 2016, sales for our Crop business were $192,653, up approximately 7% from $180,954 in 2015, while sales for Non-crop products were $31,992, up by about 30% from $24,620 in the comparable period of the prior year. A more detailed discussion of general market conditions and sales performance by category of products appears below.

During the period, the Company experienced an 18% increase in sales of its corn products (including our Impact® herbicide and our granular corn insecticides). In addition, during the 2015-16 growing season which ended on September 30, 2016, channel inventories of the same products have reduced by approximately 20%. The Company has also seen significant growth in sales associated with the Bromacil and European Nemacur acquisitions, concluded early in 2015, the Scepter license, signed in the late fall of 2015 and in revenues from a third party for the exclusive right for licenses to certain of our natural oil products.

Net sales of our Insecticides used in crop applications for the nine months ended September 30, 2016 were about 5% higher at $89,496, as compared to $85,484 during the same period of 2015. Within this category, sales of our granular soil insecticides (“GSIs”) were up approximately 3% as compared to the same period in 2015, primarily driven by increased sales of Nemacur. Sales of our non-GSI insecticides for crop applications were led by higher year-to-date sales of Bidrin and Bifenthrin, our primary cotton insecticides.

Within the group of Herbicides/Fungicides/Fumigants for crop applications, sales for the first nine months of 2016 were $80,009, approximately 11% higher than the $71,973 recorded in the first nine months of 2015. While sales of our soil fumigant products declined slightly as a result of some weather-related wet field application difficulties, sales of herbicides increased significantly driven by strong Impact sales in U.S. corn, the addition of Scepter the portfolio, and stronger sales of Bromacil as that product line was more fully integrated into our international business.

Within the group of Other products (which includes plant growth regulators, molluscicides and tolling activity), we recorded net sales of $23,148, as compared to $23,497 in the first three quarters of 2015. Sales in all of the above categories were relatively flat compared with the prior year nine month performance.

Our Non-crop sales for the first nine months of 2016 were $31,992, up 30% from $24,620 for the same period of the prior year. This performance was driven by our pest strip, pharmaceutical and Envance sales that were all considerably higher in the first nine months of 2016, as compared to the similar period in 2015. Pest strips sales were up because one of our major customers made the decision to purchase a multiyear order in December 2014 in order to secure a price point.  That customer inventory cleared out in early 2016.  Normal replenishment is now on-going.  Pharmaceutical sales improved because of forecast product supply interruption in 2017 related to a specific raw material supplier in the Czech Republic that has decided to exit the market. New suppliers have been found but the approval process will take time and as a result there will be a gap in supply. Customers are making decisions this year to insulate themselves during that possible gap period by increasing their order size. Envance revenues are being driven by proceeds from licensed rights to our natural oil products, in certain markets; this license arrangement was not in place in 2015.

On a regional basis, our domestic US sales improved by 11% to end at $161,661 for the first three quarters of 2016, as compared to $146,231 in the same period of 2015. The drivers are performance in the corn market, the revenues from license rights to our natural oil products, strong domestic sales of Dacthal and revenues related to the Scepter license. During the same period, our international sales were up 6% to end at $62,984, as compared to $59,343 for the prior year. The main drivers were increased revenues from Bromacil and European sales of Nemacur acquired early in 2015, offset (to a degree) by lower international sales of Dacthal as a result of a short term formulating capacity issue that should resolve during the final quarter of the year.

Our cost of sales for the nine months of 2016 was $132,761 or 59% of net sales. This compared to $124,370 or 60% of net sales for the same period of 2015. The main drivers for the change were improvements generated by revenues for license rights to our natural oil products offset by the short term issue, primarily affecting the third quarter, related to raw material costs for an international product line.

Our labor and burden costs were 1% lower in the nine months ended September 30, 2016, as compared to the same period of the prior year. Further, as our channel inventories have reduced, we have been slowly ramping up production of some products resulting in improved factory cost recovery, as compared to the first nine months of 2015. These improvements resulted in reduced net factory costs which amounted to 4% (of sales) in the nine months of 2016, as compared to 5% in the same period of 2015 and added $1,662 to our gross profit performance in the nine months of 2016, as compared to this time last year.

It should be noted that, when making comparisons with other companies’ financial statements, the Company reports distribution costs in operating expenses and not as part of cost of sales.

Operating expenses increased by $3,104 to $77,429 for the nine months ended September 30, 2016, as compared to the same period of 2015. The differences in operating expenses by department are as follows:

	2016	2015	Change	% Change
Selling	$19,597	$20,638	$(1,041)	-5.0%
General and administrative	23,263	20,389	2,874	14.1%
Research, product development and regulatory	15,995	14,771	1,224	8.3%
Freight, delivery and warehousing	18,574	18,527	47	0.3%
	$77,429	$74,325	$3,104	4.2%

•	Selling expenses for the period decreased by $1,041. The main drivers for the overall decrease in selling expenses were lower spending on advertising and promotional activities.
•

General and administrative expenses increased by $2,874. The main drivers are increases in incentive compensation, intangible asset amortization associated with product acquisitions in 2015, and additional legal expenses.

•

Research, product development costs and regulatory expenses increased by $1,224. The main drivers were increased costs incurred in our spending on regulatory compliance, field trials for product development and our SIMPAS development project.

•

Freight, delivery and warehousing costs for the nine months ended September 30, 2016 were $18,574 or 8.2% of sales as compared to $18,527 or 9.0% of sales for the same period in 2015. The main driver for the decrease (as a percentage of sales) is related to the increase in sales of products with low freight costs and products where buyers bear freight charges.

Interest costs net of capitalized interest, were $1,304 in the nine months of 2016, as compared to $1,941 in the same period of 2015. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average revolving line of credit	$63,949	$1,098	2.3%	$100,292	$1,541	2.0%
Notes payable	27	1	—	5,834	170	—
Interest Income	—	(1)	—	—	(1)	—
Amortization of deferred loan fees	—	187	—	—	228	—
Amortization of other deferred liabilities	—	28	—	—	114	—
Other interest expense	—	36	—	—	38	—
Subtotal	$63,976	$1,349	2.8%	$106,126	$2,090	2.6%
Capitalized interest	—	(45)	—	—	(149)	—
Total	$63,976	$1,304	2.7%	$106,126	$1,941	2.4%

The Company’s average overall debt for the nine months ended September 30, 2016 was $63,976 as compared to $106,126 for the same period of 2015. During the nine months ended September 30, 2016, the Company remained focused on driving down the revolving debt following the 2015 product acquisitions.  Included in interest expense of $1,304 during the nine months ended September 30, 2016, are non-cash costs related to amortization of discounting of deferred payments and other interest expense in the amount of $206, as compared to $400 for the same period of the prior year. The effective rate on our bank borrowings was 2.3% for the period to September 30, 2016, as compared to 2.0% for the same period of the prior year. Our overall effective interest rate was 2.7% for the nine months ended September 30, 2016, as compared to 2.4% in the same period of 2015.

For the nine months ended September 30, 2016, income tax expense increased by $2,714 to end at $3,672 and the effective tax rate was 27.9%.  The amount is based upon management’s estimates for the full fiscal year, which are subject to review and revision.  For the nine months ended September 30, 2015, income tax expense totaled $958 and the effective tax rate was 19.4%. The change in effective tax rate is primarily driven by improved year on year earnings in jurisdictions with higher income tax rates.

Our overall net income attributable to American Vanguard for the nine months of 2016 was $8,917 or $0.30 per diluted share, as compared to $3,604 or $0.12 per diluted share in the same period of 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $36,200 of cash in operating activities during the nine months ended September 30, 2016. This compares to generating $51,807 in the same period of last year. Net income of $9,170, non-cash depreciation and amortization of fixed and intangible assets, other assets and discounted future liabilities in the amount of $16,330, stock based compensation expense of $1,656 plus a non cash loss recorded on our equity investment and tax benefit from exercise of stock options provided a net cash inflow of $27,383 as compared to $23,215 for the same period last year.

During the nine months ended September 30, 2016, the Company increased trade receivables by $19,202. This compares with an increase in trade receivables of $6,172 during the same period of 2015. The movement in receivables is primarily driven by strong domestic sales in the later part of the period to September 30, 2016.

At the end of September 2016, our inventories were at $141,678, which was down from $161,496 at this time last year. In comparison to the start of the financial year, our inventories have increased by $5,201 in the nine month period of 2016, as compared to decreasing by $4,135 during the same period of the prior year. This 2016 performance reflects the improving condition of channel inventory levels of the Company’s products which is allowing us to start slowly increasing the manufacturing level for some products as we look forward to the 2016-2017 season. As of September 30, 2016, we believe our inventories are valued at lower of cost or market.

During the nine months ended September 30, 2016, deferred revenues decreased by $8,847, as compared to a decrease of $860 for the same period of the prior year. The decrease in deferred revenues reflects customers utilizing their prepayments made in prior periods.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the nine months ended September 30, 2016, the Company made accruals in the amount of $45,456. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. However, there are some programs that are paid more frequently or that have different settlement dates that reflect particular growing seasons. During the first nine months of 2016, the Company made payments in the amount of $14,920. Payments are not generally significant in the second and third quarters of each financial year. During the nine months ended September 30, 2015, the Company accrued $38,102 and made payments in the amount of $17,120.

Finally, prepaid and other assets increased by $1,011, tax payable increased by $1,519, accounts payable increased by $7,925, and other payables and accruals increased by $3,098. In aggregate, this amounted to a $11,531 inflow. During the same period of 2015, these items amounted to a $10,507 inflow.

The Company is working to manage its capital spending closely and utilized $6,122 during the nine months ended September 30, 2016, compared to utilizing $5,196 during the same period of 2015. This is primarily driven by an increase in capital spending in our factories including the capital cost of putting in place a dedicated manufacturing cell at one of the toll manufacturing locations. During the first nine months of 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2016, the Company’s ownership position in Bi-PA was 15%. During the comparable period in 2015, the Company increased its ownership share of its Envance subsidiary by paying $125 to its joint venture partner, TyraTech and, in addition, making a capital contribution to the joint venture in the amount of $1,263. Finally, during the first nine months of 2015, the Company completed two acquisitions of product lines and spent a total of $36,435 on those transactions. During the first nine months of 2016, the Company made final payments associated with the 2015 product acquisitions in the amount of $224.

The Company has a revolving line of credit and a note payable that together constitute the short-term and long-term loan balances shown in the balance sheets at September 30, 2016 and December 31, 2015. These are summarized in the following table:

Indebtedness	September 30, 2016			December 31, 2015
$000’s	Long- term	Short- term	Total	Long- term	Short- term	Total
Revolving line of credit	$45,000	$—	$45,000	$69,000	$—	$69,000
Deferred loan fees	(512)	—	(512)	(679)	—	(679)
Notes payable	—	—	—	—	55	55
Total Indebtedness	$44,488	$—	$44,488	$68,321	$55	$68,376

Under the Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the nine months ended September 30, 2016). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

On April 14, 2015, AMVAC, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, entered into an amendment to the Credit Agreement under which, the Consolidated Funded Debt Ratio was increased for the second, third and fourth quarters of 2015 (to 3.5-to-1 from 3.25-to-1) and a fixed charge covenant, requiring, in effect, that the ratio of consolidated current assets to consolidated current liabilities exceed 1.2-to-1 for the duration of the term of the credit facility, was added.

At September 30, 2016, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $95,985 under the credit facility agreement. This compares to an available borrowing capacity of $40,189 as of September 30, 2015. The level of borrowing capacity was driven by three factors: (1) our financial performance, as measured in EBITDA for the trailing twelve month period, has improved, (2) the level of borrowings during the third quarter of 2015 was higher than normal due to the then recent completion of two product line acquisitions, and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement) was lower when compared with the earlier period.

The Company believes that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Issued Accounting Guidance—In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated statements of cash flows.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides that equity investments with readily determinable values be measured at fair value and changes in the fair value flow through net income. These changes historically have run through other comprehensive income. Equity investments without readily determinable fair values have the option to be measured at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in either method are also recognized in net income. The standard requires a qualitative assessment of impairment indicators at each reporting period. For financial liabilities, entities that elect the fair value option must recognize the change in fair value attributable to instrument-specific credit risk in other comprehensive income rather than net income. Lastly, regarding deferred tax assets, the need for a valuation allowance on a deferred tax asset will need to be assessed related to available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires all deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and earlier adoption is permitted. The Company is currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018 or its impact on the consolidated financial statements.

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

Item 4.CONTROLS AND PROCEDURES

The Company has established a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2016, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

DBCP Matters – Delaware

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

Several cases involving 235 banana workers from Costa Rica, Ecuador and Panama had been separately filed in U.S. District Court in Delaware in 2012 and subsequently consolidated into one matter (the “Hendler-Delaware Case”).  These matters involved the same claimants and claims that had been filed in U.S. District Court in Louisiana within the prior year (and which we refer to as the Hendler-Louisiana Cases).  On August 21, 2012, the U.S. District Court in the Hendler-Delaware case granted defendants’ motion to dismiss the actions with prejudice, finding that the same claimants and claims had been pending in the Hendler-Louisiana cases where they had been first filed.

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

On October 16, 2013, plaintiffs filed a notice of appeal in the Hendler-Delaware case.  Oral argument was heard before the Third Circuit Court of Appeal on June 24, 2014 in connection with that appeal, and, on August 11, 2015, the Third Circuit upheld the lower court’s dismissal of the Hendler-Delaware case.  However, plaintiffs petitioned for rehearing en banc, arguing that, despite the fact that the same plaintiffs had made the same claims before another court (namely, the Louisiana court in the Hendler-Louisiana Cases), because the Louisiana court had not decided the case on the merits (but, rather, on the basis of the statute of limitations), the Delaware trial court lacked the power to dismiss the Hendler-Delaware case with prejudice. On September 22, 2015, the Third Circuit vacated its previous ruling (to uphold the lower court dismissal) and reheard the matter en banc on February 17, 2016.

On September 2, 2016, the Third Circuit Court reversed the District Court decision, finding that it was not proper for the trial court to have dismissed these cases with prejudice even though the Louisiana courts had dismissed the same claims for expiration of the statute of limitations.  In reaching its decision, the Third Circuit  reasoned that no court had yet addressed the merits of the matter,  that Delaware’s statute of limitations may differ from that of Louisiana, and that it would have been proper for the Delaware trial court to have dismissed the matter without prejudice (that is, with the right to amend and refile).  Accordingly, the matter has been remanded to the U.S. District Court in Delaware.  The Company believes the Hendler-Delaware case has no merit and, further, that a loss is neither probable nor reasonably estimable; accordingly, it has not recorded a loss contingency.

Other Matters

U.S. EPA RCRA/FIFRA Matter  On or about March 24, 2015, Region 4 of the USEPA issued to registrant’s principal operating subsidiary, AMVAC, an Opportunity to Show Cause (“OSC”) why USEPA should not take formal action under Section 3008(a) of the Resource Conservation and Recovery Act (RCRA) for supposed noncompliance arising from AMVAC’s importation, transportation and storage of used, depleted Lock ‘N Load containers having residual amounts of its product Thimet.  The scope of these discussions subsequently expanded to involve USEPA Region 5 and to include the importation of depleted Lock ‘N Load containers from Australia in October 2015 and full Lock ‘N Load containers from Canada in January 2016.  On or about March 25, 2016, USEPA Region 5 issued a Stop Sale, Use or Removal Order (“SSURO”) ordering AMVAC to cease the distribution or sale of US Thimet 20G, Canadian Thimet 15G and Australian Thimet 200G on the grounds that the importation of both depleted and full containers of Thimet and the subsequent use of their contents was allegedly inconsistent with FIFRA. After hosting a plant inspection by Regions 4 and 5 and providing documentation to the agency, AMVAC requested and received relief from the SSURO in the form of eight amendments.  As a consequence of this relief, the Company had adequate inventory to meet customers’ needs for the 2016 season.

In the course of its investigation, the agency has also pointed out alleged anomalies relating to the Company’s confidential statements of formula relating to the use of certain inert materials in formulation.  USEPA’s Region 5 has expressed its intention to bring an enforcement action relating to its overall findings.  AMVAC believes that it has lawfully imported Thimet from Canada and Australia for the purpose of potentially refilling, reprocessing or properly disposing of them. Further, the Company believes that it has carried out its Thimet business in good faith, maintained a focus on product stewardship and, in the process, did not pose any increased risk of harm to human health or the environment.  On October 11, 2016, the Company met with USEPA’s Office of Enforcement and Compliance (as well as with Regions 4 and 5) to clarify a path forward to ensure future compliance.  However, the Company has not yet received a final position from USEPA with regard to past acts, and, at this stage, it is too early to tell whether a loss arising from either the OSC or SSURO is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Galvan v. AMVAC  In an action entitled Graciela Galvan v. AMVAC Chemical Corp. filed on April 7, 2014 with the Superior Court for the State of California for the County of Orange (No. 00716103CXC) plaintiff, a former employee, alleges several violations of wages and hours requirements under the California Labor Code. The Company completed the deposition of plaintiff and participated in mediation on the matter. In February 2016, the court granted plaintiff’s motion for class certification with respect to only one of the seven original claims (namely, that discretionary bonus payments made to class members during the subject period allegedly should have been taken into account when calculating overtime).  The Company believes that such bonus payments were discretionary and, as such, were properly excluded from overtime calculations.  The Company has been in settlement discussions with plaintiff’s counsel, but has been unable to reach a mutually agreeable position. Thus, the Company intends to continue to defend the matter.  We believe that a loss is possible and reasonably estimable and have recorded a loss contingency for the matter in an amount that is not material to our financial statements.

DeChene Farms  The Company is investigating a potential claim by a Minnesota-based grower who is alleging that the in-furrow use of the Company’s insecticide, Mocap, resulted in delayed germination and subsequently diminished size of approximately 300 acres of red Norland potatoes.  Such a result could mean that the subject potatoes could be graded lower than normal and could command a lower premium at market.  The Company has retained two independent investigators and conducted its own investigation of the matter as to causation, but does not yet have any information regarding market conditions and crop valuation (the harvest just having been completed).  Based upon our current understanding of the matter, we believe that a loss is possible and reasonably estimable and have recorded a loss contingency for the matter in an amount that is not material to our financial statements.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 2, 2016. In preparing this document, we have reviewed all the risk factors included in that document and believe that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 2, 2016	BY:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 2, 2016	BY:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer