Form 10-Q
period 2017-03-31
AMERICAN VANGUARD CORP
filed 2017-05-04
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—29,783,029 shares as of April 25, 2017.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2017	2016
Net sales	$70,673	$69,474
Cost of sales	40,589	41,971
Gross profit	30,084	27,503
Operating expenses	24,951	22,873
Operating income	5,133	4,630
Interest expense, net	298	541
Income before provision for income taxes and loss on equity method investment	4,835	4,089
Income taxes expense	1,380	1,060
Income before loss on equity method investment	3,455	3,029
Loss from equity method investment	42	82
Net income	3,413	2,947
Loss (income) attributable to non-controlling interest	39	(153)
Net income attributable to American Vanguard	3,452	2,794
Earnings per common share—basic	$.12	$.10
Earnings per common share—assuming dilution	$.12	$.10
Weighted average shares outstanding—basic	28,947	28,808
Weighted average shares outstanding—assuming dilution	29,654	29,307

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31
	2017	2016
Net income	$3,413	$2,947
Comprehensive income:
Foreign currency translation adjustment	757	85
Comprehensive income	4,170	3,032
Loss (income) attributable to non-controlling interest	39	(153)
Comprehensive income attributable to American Vanguard	$4,209	$2,879

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	Mar. 31, 2017	Dec. 31, 2016
Current assets:
Cash and cash equivalents	$10,792	$7,869
Receivables:
Trade, net of allowance for doubtful accounts of $112 and $42, respectively	72,758	83,777
Other	3,314	3,429
Total receivables, net	76,072	87,206
Inventories	122,279	120,576
Prepaid expenses	12,461	11,424
Total current assets	221,604	227,075
Property, plant and equipment, net	51,425	50,295
Intangible assets, net of applicable amortization	119,757	121,433
Other assets	29,819	31,153
	$422,605	$429,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$33	$26
Accounts payable	21,333	24,358
Deferred revenue	3,454	3,848
Accrued program costs	49,542	42,930
Accrued expenses and other payables	6,586	12,072
Income tax payable	14,633	13,840
Total current liabilities	95,581	97,074
Long-term debt, net	29,993	40,951
Other liabilities, excluding current installments	2,842	2,868
Deferred income tax liabilities	6,714	6,706
Total liabilities	135,130	147,599
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 32,213,960 shares at March 31, 2017 and 31,819,695 shares at December 31, 2016	3,222	3,183
Additional paid-in capital	73,043	71,699
Accumulated other comprehensive loss	(4,094)	(4,851)
Retained earnings	223,445	220,428
	295,616	290,459
Less treasury stock at cost, 2,450,634 shares at March 31, 2017 and December 31, 2016	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	287,347	282,190
Non-controlling interest	128	167
Total stockholders’ equity	287,475	282,357
	$422,605	$429,956

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2017

(In thousands, except share data)

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2016	31,819,695	$3,183	$71,699	$(4,851)	$220,428	2,450,634	$(8,269)	$282,190	$167	$282,357
Stocks issued under ESPP	16,349	2	248	—	—	—	—	250	—	250
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(435)	—	—	(435)	—	(435)
Foreign currency translation adjustment, net	—	—	—	757	—	—	—	757	—	757
Stock based compensation	—	—	1,080	—	—	—	—	1,080	—	1,080
Stock options exercised; grants and vesting of restricted stock units	377,916	37	16	—	—	—	—	53	—	53
Net income	—	—	—	—	3,452	—	—	3,452	(39)	3,413
Balance, March 31, 2017	32,213,960	$3,222	$73,043	$(4,094)	$223,445	2,450,634	$(8,269)	$287,347	$128	$287,475

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2017	2016
Cash flows from operating activities:
Net income	$3,413	$2,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	3,939	4,315
Amortization of other long term assets	1,423	1,092
Amortization of discounted liabilities	6	9
Stock-based compensation	1,080	456
Excess tax benefit from exercise of stock options	—	(35)
Increase in deferred income taxes	8	—
Operating loss from equity method investment	42	82
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	11,422	(10,202)
Increase in inventories	(1,366)	(7,938)
Increase in prepaid expenses and other assets	(1,126)	(1,036)
Decrease in income tax receivable/payable, net	793	1,205
(Decrease) increase in accounts payable	(3,025)	13,031
Decrease in deferred revenue	(394)	(1,848)
Increase in other payables and accrued expenses	955	7,512
Net cash provided by operating activities	17,170	9,590
Cash flows from investing activities:
Capital expenditures	(3,080)	(715)
Investment	(300)	(3,283)
Net cash used in investing activities	(3,380)	(3,998)
Cash flows from financing activities:
Payments under line of credit agreement	(27,000)	(14,600)
Borrowings under line of credit agreement	16,000	12,000
Payments on other long-term liabilities	—	(373)
Tax benefit from exercise of stock options	—	35
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	303	(315)
Payment of cash dividends	(289)	—
Net cash used in by financing activities	(10,986)	(3,253)
Net increase in cash and cash equivalents	2,804	2,339
Cash and cash equivalents at beginning of period	7,869	5,524
Effect of exchange rate changes on cash and cash equivalents	119	53
Cash and cash equivalents at end of period	$10,792	$7,916

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Property, plant and equipment at March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017	December 31, 2016
Land	$2,458	$2,458
Buildings and improvements	16,451	15,515
Machinery and equipment	105,018	102,146
Office furniture, fixtures and equipment	5,233	5,016
Automotive equipment	442	387
Construction in progress	5,872	8,047
Total gross value	135,474	133,569
Less accumulated depreciation	(84,049)	(83,274)
Total net value	$51,425	$50,295

The Company recognized depreciation expense related to property and equipment of $1,950 and $2,254 for the three months ended March 31, 2017 and 2016, respectively.   During the three months ended March 31, 2017 and 2016, the Company eliminated from assets and accumulated depreciation $1,175 and $127, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2017	December 31, 2016
Finished products	$103,440	$103,832
Raw materials	18,839	16,744
	$122,279	$120,576

As of March 31, 2017, we believe our inventories are valued at lower of cost or market.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330). Topic 330 currently requires an entity to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU limits the scope to inventory that is measured using first-in, first-out (FIFO) or average cost and requires inventory be measured at the lower of costs or net realizable value. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new standard effective January 1, 2017.  There was no impact on this adoption.

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2017	2016
Net sales:
Insecticides	$37,942	$33,106
Herbicides/soil fumigants/fungicides	20,021	24,685
Other, including plant growth regulators	3,392	3,277
Net sales:	61,355	61,068
Non-crop	9,318	8,406
Total net sales:	$70,673	$69,474
Net sales:
US	$52,244	$49,855
International	18,429	19,619
Total net sales:	$70,673	$69,474

5. Accrued Program Costs—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, the Company classifies certain payments to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. Each quarter management compares individual sale transactions with published programs to determine what program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each Program. If management believes that customers are falling short of or exceeding their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  No significant changes in estimates were made during the three months ended March 31, 2017 and 2016, respectively.

6. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 7, 2017	March 31, 2017	April 14, 2017	$0.015	$435
December 18, 2016	December 23, 2016	January 6, 2017	$0.010	$289

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to AVD	$3,452	$2,794
Denominator (in thousands):
Weighted averages shares outstanding-basic	28,947	28,808
Dilutive effect of stock options and grants	707	499
	29,654	29,307

For the three months ended March 31, 2017 and 2016, no stock options were excluded from the computation of diluted earnings per share.

8. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. The Company has no short term debt as of March 31, 2017 and December 31, 2016.  These are summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2017	December 31, 2016
Revolving line of credit	$30,400	$41,400
Deferred loan fees	(407)	(449)
Total indebtedness	$29,993	$40,951

AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company), as guarantors and/or borrowers, are parties to a credit agreement, dated as of June 17, 2013 (the “Credit Agreement”), with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and L/C issuer. The Credit Agreement is a senior secured lending facility with a five year term and consisting of a revolving line of credit of $200 million and an accordion feature for up to $100 million. The Credit Agreement includes both AMVAC CV and AMVAC BV as borrowers. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The senior secured revolving line of credit matures on June 17, 2018.

Under the Credit Agreement, the Company has three key covenants (with which it was in compliance throughout the three months ended March 31, 2017). The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio, (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio.

At March 31, 2017, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $119,994, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $65,373 as of March 31, 2016. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have decreased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2017 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month period ended March 31, 2017, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months ended March 31, 2017 and 2016.

	Stock-Based Compensation for the Three months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
March 31, 2017
Incentive Stock Options	$84	$293	0.8
Restricted Stock	656	5,438	2.5
Performance Based Restricted Stock	300	2,385	2.5
Performance Based Options	40	128	0.8
Total	$1,080	$8,244

March 31, 2016
Incentive Stock Options	$89	$746	1.7
Restricted Stock	326	1,462	1.4
Performance Based Restricted Stock	33	441	1.3
Performance Based Options	8	263	1.7
Total	$456	$2,912

Stock Options—During the three months ended March 31, 2017, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2016	541,905	$9.33	$7.97
Options exercised	(15,000)	7.50	—
Options forfeited	(3,919)	11.49	—
Balance outstanding, March 31, 2017	522,986	$9.37	$7.99

Information relating to stock options at March 31, 2017, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	283,350	44	$7.5	283,350	$7.50
$11.32—$14.49	239,636	89	$11.57	34,334	$12.07
	522,986		$9.37	317,684	$7.99

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of March 31, 2017, were as follows:

As of March 31, 2017	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	522,986	$9.37	65	$3,783
Expected to Vest	518,897	$9.35	65	$3,762
Exercisable	317,684	$7.99	47	$2,734

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation related to stock options of $84 and $89, respectively.

As of March 31, 2017 and 2016, the Company had approximately $293 and $746, of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.8 and 1.7 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Common stock grants — A summary of non-vested shares as of and for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	324,756	$14.75	362,841	$20.43
Granted	251,475	16.10	—	—
Vested	(10,100)	12.95	(127,274)	31.29
Forfeited	(6,544)	15.26	(16,008)	23.67
Nonvested shares at March 31st	559,587	$15.38	219,559	$14.59

Common stock grants — During the three months ended March 31, 2017, the Company issued a total of 251,475 shares of restricted common stock to employees. The shares will cliff vest after three years of service. The shares granted in 2017 were average fair valued at $16.10 per share.  The fair value was determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

During the three months ended March 31, 2016, the Company issued a total of 119,402 shares of restricted common stock to employees. The shares will cliff vest after three years of service. The shares granted in 2016 were average fair valued at $15.10 per share. The fair value was determined by using the publicly traded share price as of the date the grant was approved. The Company will recognize as expense the value of restricted shares over the required service period.  As the shares were subject to stockholder approval at the time the shares were issued, they were excluded from the table above.

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation related to restricted shares of $656 and $326, respectively.

As of March 31, 2017 and 2016, the Company had approximately $5,438 and $1,462, respectively, of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.5 and 1.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the three months ended March 31, 2017 and 2016, respectively is presented below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	119,022	$14.18	104,403	$17.05
Granted	121,194	15.40	—	—
Forfeited	—	—	(9,395)	17.65
Nonvested shares at March 31st	240,216	$14.80	95,008	$16.99

Performance Based Shares — During the three months ended March 31, 2017, the Company issued a total of 121,194 performance based shares to employees. The shares granted during the first quarter of 2017 have an average fair value of $15.40.  The fair value was determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on February 8, 2020 with a measurement period commencing January 1, 2017 and ending December 31, 2019. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2016 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving  in excess of the targeted performance.

During the three months ended March 31, 2016, the Company conditionally granted a total of 52,170 performance based shares that will cliff vest on January 6, 2019 with a measurement period commencing January 1, 2016 and ending December 31, 2018.  The shares granted to management during the first quarter of 2016, were subject to stockholder approval to extend the term of the Company’s stock incentive plan. That approval was received at the stockholder meeting on June 8, 2016. At that point the shares were given a fair value of $14.39. The fair value was determined by using publically traded share price on the date that the shareholders approved the grant.   Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in of the targeted performance.  As the shares were subject to stockholder approval at the time the shares were issued to management, no expense was recorded during the first quarter of 2016 and the shares were consequently excluded from the table above.

As of March 31, 2017, performance based shares related to earnings before income tax (“EBIT”) and net sales have an average fair value of $16.10 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $12.60 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation related to performance based shares of $300 and $33, respectively.

As of March 31, 2017 and 2016, the Company had approximately $2,385 and $441, respectively, of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.5 and 1.3 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the three months ended March 31, 2017 and 2016, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2016	82,334	$11.49	$—
Options forfeited	—	—	—
Balance outstanding, March 31, 2017	82,334	$11.49	$—

Information relating to stock options at March 31, 2017 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	82,334	9	$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2017 are as follows:

As of March 31, 2017	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	82,334	$11.49	9	$421
Expected to Vest	76,986	$11.49	9	$393
Exercisable	—	$—	—	$—

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation related to performance stock options of $40 and $8, respectively.

As of March 31, 2017 and 2016, the Company had approximately $128 and $263, respectively, of unamortized stock-based compensation expenses related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 0.8 and 1.7 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company assessed the impact of the adoption of this new standard and determined there was no material impact on the 2016 consolidated financial statements.  The Company has considered the different options for treatment of forfeitures in accounting for stock compensation and has elected to continue to account for such adjustments on the estimated basis. The Company adopted this new standard prospectively in the current period.  The impact of this adoption was not material.

12. Legal Proceedings— During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2016, except as described below.

Harold Reed v. AMVAC et al During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs Harold Reed (“Reed,”), an applicator, and 819596 Alberta Ltd. dba Jem Holdings (“Jem”), an application equipment rental company, allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta, on April 2, 2014.  Plaintiffs allege, among other things, that Amvac was negligent and failed to warn them of the risks of such application.  Reed seeks damages of $250 for pain and suffering, while Jem seeks $60 in lost equipment; both plaintiffs also seek unspecified damages as well. Also during January 2017, counsel for Reed requested that counsel for the Company accept service of four related actions relating to the same incident and pending with the same court: (i) Van Giessen Growers, Inc. v Harold Reed et al (No. 160303906)(in which grower seeks $400 for loss of potatoes); (ii) James Houweling et al. v. Harold Reed et al. (No. 160104421)(in which equipment owner seeks damages for lost equipment); (iii) Chin Coulee Farms, etc. v. Harold Reed et al. (No. 150600545)(in which owner of potatoes and truck seeks $530 for loss thereof); and (iv) Houweling Farms v. Harold Reed et al. (No. 15060881)(in which owner of several Quonset huts seeks damages for lost improvements, equipment and business income equal to $4,300).  The Company was subsequently served with complaints in these four actions during the first quarter of 2017.  The Company was not named in the original complaints in these four actions but has since been added in cross-claims by defendant

Reed.  In his cross claims, Reed also alleges that other cross-defendants were negligent for using highly flammable insulation and failing to maintain electrical fixtures in the storage units affected by the fire.  The Company believes that plaintiffs’ and cross-plaintiffs’ claims against it are without merit and intends to defend these matters vigorously.  At this stage in the proceedings, however, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

Walker v. AMVAC  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United State District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. Amvac Chemical Corporation (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

13. Recently Issued Accounting Guidance— In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230).  The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017.  Based on the composition of the Company’s cash and cash equivalent, adoption of the new standard is not expected to have a material impact on our consolidated cash flows statements.  We expect to adopt the standard for the financial year beginning January 1, 2018.

In October 2016 FASB issued ASU 2016-16, Income Taxes (Topic 740).  Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  Under the new standard, an entity is to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The new standard does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.  The new standard is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods.  The Company has considered its activities with regard to such intra-entity transfers, does not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements and will adopt the standard for the financial year beginning January 1, 2018.

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

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  We will evaluate our operating lease arrangements to determine the impact of this amendment on the consolidated financial statements. The evaluation will include an extensive review of our leases, which are primarily related to our manufacturing sites, regional sales offices, lease vehicles, and office equipment. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted.  The Company expects to adopt ASU 2016-02 for the financial year beginning on January 1, 2019.

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

14. Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt payable to the bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt payable to bank.

15. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2015	$(3,541)
FX translation	(1,310)
Balance, December 31, 2016	(4,851)
FX translation	757
Balance, March 31, 2017	$(4,094)

16. TyraTech Inc. (“TyraTech”) is a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. As of March 31, 2017, the Company’s ownership position in TyraTech was approximately 15.11%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three months ended March 31, 2017, the Company recognized a loss of $42 as a result of the Company’s ownership position in TyraTech.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At March 31, 2017, the carrying value of the Company’s investment in TyraTech was $2,142 and the quoted market value of its shareholding was $1,127 based on the London Stock Exchange, Alternative Investment Market (“AIM”). At March 31, 2017, the Company performed an impairment review of its investment in TyraTech and concluded that the implied decrease in value was not other than temporary and no impairment charge was required.

17. In February 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2017, the Company’s ownership position in Bi-PA was 15%. The Company utilizes the cost method of accounting with respect to this investment and will periodically review the investment for possible impairment. There was no impairment on the investment as of March 31, 2017. The investment is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes – Income tax expense was $1,380 for the three months ended March 31, 2017, as compared to $1,060 for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and 2016 was 28.5% and 25.9%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

The Company currently is undergoing an examination by the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2013 and 2014. While the audit is ongoing, the Company has agreed to a proposed adjustment.  As a result, the Company increased deferred tax assets and income taxes payable at December 31, 2016 by $12,598.  Furthermore, the Federal tax return for the 2015 tax year is subject to IRS examination.  The Company’s state income tax returns are subject to examination for the 2012 through 2015 tax years.  On April 3, 2017, the Company paid the IRS $11,580.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

MANAGEMENT OVERVIEW

Overall financial performance for the Company improved for the quarter ended March 31, 2017. Our net sales for the period increased 2% to $70,673, as compared to $69,474 for the first quarter of 2016. Our gross profit performance ended at $30,084 or 43% of sales, as compared to $27,053 or 40% of sales for the comparable quarter last year. Operating costs in the quarter increased from 33% of sales in 2016 to 35% of sales this year, including increased marketing spend, as the 2017 growing season progresses, higher accruals for long-term incentive compensation and further investment in developing our SIMPAS delivery system.  At the same time our net income increased by 24% to $3,452 for the first three months of 2017, as compared to $2,794 in the comparable period of prior year.

Net sales for our crop business were up less than 1%, while net sales for our non-crop products were up 11%. A more detailed discussion of general market conditions and sales performance by category of products appears below.  Overall net income was up at $0.12 per share as compared to $0.10 per share this time last year.

When considering the balance sheet, net debt reduced by $10,958 to $29,993 in the three month ended March 31, 2017. This compares with $40,951 at December 31, 2016 and $65,763 at the same time last year. Inventory ended the quarter at $122,279, which is in line with our sales and inventory planning for the 2017. In comparison, inventory at this time last year was $144,415.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2017	2016	Change	% Change
Net sales:
Insecticides	$37,942	$33,106	$4,836	15%
Herbicides/soil fumigants/fungicides	20,021	24,685	(4,664)	-19%
Other, including plant growth regulators	3,392	3,277	115	4%
Total crop	61,355	61,068	287	0%
Non-crop	9,318	8,406	912	11%
	$70,673	$69,474	$1,199	2%
Cost of sales:
Insecticides	$23,545	$22,199	$1,346	6%
Herbicides/soil fumigants/fungicides	10,324	13,861	(3,537)	-26%
Other, including plant growth regulators	1,850	1,330	520	39%
Total crop	35,719	37,390	(1,671)	-4%
Non-crop	4,870	4,581	289	6%
	$40,589	$41,971	$(1,382)	-3%
Gross profit:
Insecticides	$14,397	$10,907	$3,490	32%
Herbicides/soil fumigants/fungicides	9,697	10,824	(1,127)	-10%
Other, including plant growth regulators	1,542	1,947	(405)	-21%
Gross profit crop	25,636	23,678	1,958	8%
Gross profit non-crop	4,448	3,825	623	16%
	$30,084	$27,503	$2,581	9%
Gross margin crop	42%	39%
Gross margin non-crop	48%	46%
Total gross margin	43%	40%

	2017	2016	Change	% Change
Net sales:
US	$52,244	$49,855	$2,389	5%
International	18,429	19,619	(1,190)	-6%
	$70,673	$69,474	$1,199	2%

Generally speaking, the improved quarterly sales performance was driven by three factors.  First, our cotton products generated strong sales arising from increased cotton acres (which USDA estimates will be up about 21% in the 2017 growing season) and higher anticipated pest pressure.  Second, we experienced increased sales in products used on peanuts (for which USDA forecasts a 9% increase in planted acres) sugar beets, sugar cane and fruits and vegetables.  Third, our non-crop products, particularly commercial pest control products and our mosquito adulticide, recorded higher sales for the period.  Partially offsetting these increases were lower sales of our corn herbicide into the Midwest market, slower sales of soil fumigants due to wet weather in the Western US, and a decline in international sales.

Across our crop business, net sales of our insecticides group were up approximately 15% to end at $37,942, as compared to $33,106 during the first quarter of 2016. Within this segment, net sales of our non-granular insecticides used in crop applications increased significantly, as compared to the same period of the prior year. Our cotton insecticide Bidrin® posted significantly increased sales due to an expected increase in 2017 cotton acres, as noted above, and an anticipated increase in foliar pest pressure, as compared to extremely low infestation levels of 2016. Further, net sales of our granular soil insecticides were up approximately 2%. This increase was due to the strong performance of our non-corn insecticides, including Mocap® and Nemacur®, which are used primarily outside the U.S. market, Thimet®, which is used primarily in peanuts and sugar cane and Counter®, which is largely used for nematode control in corn and sugar beets.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the first quarter of 2017 declined by approximately 19% to $20,021 from $24,685 in the comparable period of 2016. Net sales of our herbicide products declined 23%, due to reduced sales of our corn herbicide, Impact® in light of competitive market conditions and rain-delayed planting in the Midwest market.  Further, sales of our Scepter® soybean product, sold in the U.S. market, and our products Hyvar® and Krovar®, which are sold primarily in international markets, were down. Offsetting these declines we saw sales of Dacthal® increase nearly 40% during the first quarter for use on a wide variety of high value vegetable crops. However, our soil fumigants business declined by approximately 11% from the prior year’s first quarter due to excessively wet weather in the Western and Southeast regions which inhibits or delays the application of these liquid products.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were up about 4%, as compared to the first quarter of 2016. Lower quarterly sales of our growth regulator product NAA were more than offset by increased sales of our Metaldehyde granules and SmartBlock potato sprout inhibitor. There was a small decline in toll manufacturing revenue during this year’s first quarter.

Our non-crop sales ended the first quarter of 2017 up 11% at $9,318, as compared to $8,406 for the same period of the prior year. Contributing factors were higher sales of our insecticide products for commercial pest control and a year-over-year increase in our aerial-applied mosquito adulticide Dibrom.. These positive factors offset lower quarterly sales of our pharmaceutical products.

Our international sales ended at $18,429, as compared to $19,619 for the first quarter of the prior year, driven by lighter sales of our  Hyvar and Krovar herbicides, somewhat offset by the continuing strong performance of our mainstay Mocap and Nemacur insecticide brands.

Our cost of sales for the first quarter of 2017 ended at $40,589 or 57% of net sales. This compares to $41,971 or 60% of net sales in the same period of 2016. The decrease in cost of sales as a percentage of net sales in 2017 was primarily the result of three drivers: first, our purchasing team has achieved raw material price reductions of about 0.8% in the period; second, our manufacturing performance improved; and third, the Company made more sales with higher margins in 2017 primarily driven by strong market performance in some of our key markets.

Gross profit for the first quarter of 2017 improved by $2,581, or 9%, to end at $30,084, as compared to $27,503 for the first quarter of 2016.  Gross margin percentage ended at 43% in the first quarter of 2017, as compared to 40% in the first quarter of the prior year.  This strong performance was primarily driven by strong raw material purchasing, methodical inventory management and solid sales mix performance.

Operating expenses increased by $2,078 to $24,951 for the three months ended March 31, 2017, as compared to the same period in 2016. The differences in operating expenses by department are as follows:

	2017	2016	Change	% Change
Selling	$6,706	$6,241	$465	7%
General and administrative	7,704	7,328	376	5%
Research, product development and regulatory	5,697	4,457	1,240	28%
Freight, delivery and warehousing	4,844	4,847	(3)	0%
	$24,951	$22,873	$2,078	9%

•

Selling expenses increased by $465 to end at $6,706 for the three months ended March 31, 2017, as compared to the same period of 2016. The main drivers were an increase in marketing activities and a loss on foreign currency transactions.

•

General and administrative expenses increased by $376 to end at $7,704 for the three months ended March 31, 2017, as compared to the same period of 2016. The main drivers were increased long-term incentive compensation costs and legal costs.

•

Research, product development costs and regulatory expenses increased by $1,240 to end at $5,697 for the three months ended March 31, 2017, as compared to the same period of 2016. The main drivers were increased product defense costs and increased business development cost including our new SIMPAS system.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2017 were $4,844 or 6.9% of sales as compared to $4,847 or 7.0% of sales for the same period in 2016. This improvement was primarily driven by reduced inventory levels driving lower warehouse costs and the mix of sales, including lower sales of our high volume bulk fumigant products, in comparison to the same period of the prior year.

Interest costs net of capitalized interest, were $298 in the first three months of 2017, as compared to $541 in the same period of 2016. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2017			Q1 2016
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$44,217	$258	2.3%	$76,227	$482	2.5%
Notes payable	—	—	—	44	—	—
Amortization of deferred loan fees	—	62	—	—	63	—
Amortization of other deferred liabilities	—	9	—	—	10	—
Other interest expense	—	7	—	—	—	—
Subtotal	$44,217	$336	3.0%	$76,271	$555	2.9%
Capitalized interest	—	(38)	—	—	(14)	—
Total	$44,217	$298	2.7%	$76,271	$541	2.8%

The Company’s average overall debt for the three months ended March 31, 2017 was $44,217, as compared to $76,271 for the three months ended March 31, 2016. During the quarter, we continued to focus on managing our working capital and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.3% for the three months ended March 31, 2017, as compared to 2.5% in 2016.

Income tax expense increased by $320 to end at an expense of $1,380 for the three months ended March 31, 2017, as compared to $1,060 for the comparable period in 2016. The effective tax rate for the quarter was 28.5%, as compared to 25.9% in the same period of the prior year. The change in effective tax rate is primarily driven by improved year on year financial performance in jurisdictions with higher tax rates.  Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2017 we recognized a loss of $42 on our investment in TyraTech. This compared to a loss of $82 recognized in the comparable period of 2016. This reflected the latest information regarding the forecast for their financial performance for 2016.

Non-controlling interest amounted to a gain of $39 in the three months ended March 31, 2017, as compared to a loss of $153 in the same period of the prior year. Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the first three months of 2017 was $3,452 or 0.12 per basic and diluted share, as compared to $2,794 or $0.10 per basic and diluted share in the same quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $17,170 of cash from operating activities in the first three months of 2017, as compared to $9,590 in the same period of the prior year.  This arose from the following: first, net income of $3,413, as compared to $2,947; second, non-cash depreciation, amortization of intangibles and other long term assets and discounted future liabilities generated $5,368, as compared to $5,416 in the prior year; third, stock based compensation of $1,080 as compared to $421 in the same quarter of 2016; and fourth, other non-cash adjustments including loss from equity method investment provided net cash inflow of $9,911, as compared to $8,866 in the same period of 2016.

As of March 31, 2017, our working capital reduced to $126,023, as compared to $130,001 at December 31, 2016. This change was mainly driven by reductions in accounts receivable which was caused by two factors: first, customer decisions regarding the take up or otherwise of market driven early payment incentives; and second, the specific mix of sales, customers and terms agreed upon for sales in the prior three to six months. This time last year our working capital amounted to $154,629.

During the three months ended March 31, 2017, net sales ended up 2% at $70,673, as compared to the same period of 2016. At March 31, 2017 accounts receivable decreased by 13%, as compared to the balance as of March 31, 2016. During the first quarter of 2017 the level of accounts receivable decreased by $11,422, as compared to December 31, 2016. This change is driven by customer decisions related to timing of early pay and by the mix of sales of products, customers and regions in the three to six months prior to March 31, 2017.

Our deferred revenues decreased by $394 as some customers utilized their advance payments for purchases made during the quarter ended March 31, 2017. In the same period of the prior year deferred revenues decreased by $1,848.

Inventories ended at $122,279, which was an increase of $1,366 in comparison to December 31, 2016. This increase was somewhat lower than we reported for the same period of the prior year. It is normal at this point in the agricultural season to see our inventories increase as we work to supply grower demand in a timely manner. This year we continued to hold back inventory build to focus on managing our working capital levels. Furthermore, in the first three months of 2017, we purchased less inventory than in the comparable period of the prior year.  It should be noted that the Company purchases and holds raw material, intermediate or finished goods inventory from time to time based on a single annual purchase from a single source or supplier, potentially resulting in peaks in the carrying value of the inventory. In comparison, inventories at March 31, 2016 were $22,136 higher at $144,415.  As of March 31, 2017, we believe our inventories are valued at the lower of cost or market.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the three months ended March 31, 2017, the Company made accruals in the amount of $13,543. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the first three months of 2017, the Company made payments in the amount of $6,931. Payments are not generally significant in the second and third quarters of each fiscal year. During the three months ended March 31, 2016, the Company accrued $13,369 and made payments in the amount of $5,738.

Timing of payments made on prepaid expenses and other assets caused an increase of $1,126, which is normal at this time in the year and compares to $1,036, this time last year.  In 2017, our accounts payables went down by $3,025 as compared to an increase of $13,031 in the same period of 2016.  This year, we held down manufacturing and purchased less inventory than we had during the comparable period of the prior year.

The Company utilized $3,380 for investing activities during the three months ended March 31, 2017, as compared to $3,998 during the same period of 2016. The Company made investments in capital expenditures in the current year, primarily focused on expanding plant capabilities. Furthermore, the Company made a small product line acquisition in the first quarter of 2017. During the same period of the prior year the Company made an investment in a Belgian company that develops biological plant protection products that can be used for the control of pests and disease of agricultural crops and a small level of spending on the manufacturing plant.

Financing activities utilized $10,986 principally by paying down on the line of credit during the three months ended March 31, 2017, as compared to $3,253 for the same purpose this time last year. This included a net repayment of $11,000 against our senior credit facility, as compared to $2,600 for the same period last year. Further, the Company received $53 upon vesting of shares and exercise of stock options and received $250 from the sale of common stock under its Employee Stock Purchase Plan, as compared to $315 for the same period of last year.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. The Company has no short-term debt at March 31, 2017 and December 31, 2016.  These are summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2017	December 31, 2016
Revolving line of credit	$30,400	$41,400
Deferred loan fees	(407)	(449)
Total indebtedness	$29,993	$40,951

The Company has three key covenants to its senior, secured credit facility with its banking syndicate. The covenants are as follows: (1) the Company must maintain its borrowings below a certain consolidated funded debt ratio (taking into account the Company’s twelve month trailing EBITDA), (2) the Company has a limitation on its annual spending on the acquisition of fixed asset capital additions, and (3) the Company must maintain a certain consolidated fixed charge coverage ratio. As of March 31, 2017 the Company met all covenants in that credit facility.

At March 31, 2017, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $119,994 under the credit facility agreement. This compares to an available borrowing capacity of $65,373 as of March 31, 2016. This improvement in available borrowing capacity arises from improved financial performance (as measured by EBITDA) for the trailing twelve month period and the reduction in borrowings achieved since the end of the first quarter of 2016.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230).  The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017.  Based on the composition of the Company’s cash and cash equivalent, adoption of the new standard is not expected to have a material impact on our consolidated cash flows statements.  We expect to adopt the standard for the financial year beginning January 1, 2018.

In October 2016 FASB issued ASU 2016-16, Income Taxes (Topic 740).  Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  Under the new standard, an entity is to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The new standard does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.  The new standard is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods.  The Company has considered its activities with regard to such intra-entity transfers, does not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements and will adopt the standard for the financial year beginning January 1, 2018.

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

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  We will evaluate our operating lease arrangements to determine the impact of this amendment on the consolidated financial statements. The evaluation will include an extensive review of our leases, which are primarily related to our manufacturing sites, regional sales offices, lease vehicles, and office equipment. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted.  The Company expects to adopt ASU 2016-02 for the financial year beginning on January 1, 2019.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2016, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2016.

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

As of March 31, 2017, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2017, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the period ended December 31, 2016, except as described below.

Harold Reed v. AMVAC et al  During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs Harold Reed (“Reed,”), an applicator, and 819596 Alberta Ltd. dba Jem Holdings (“Jem”), an application equipment rental company, allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta, on April 2, 2014.  Plaintiffs allege, among other things, that Amvac was negligent and failed to warn them of the risks of such application.  Reed seeks damages of $250 for pain and suffering, while Jem seeks $60 in lost equipment; both plaintiffs also seek unspecified damages as well. Also during January 2017, counsel for Reed requested that counsel for the Company accept service of four related actions relating to the same incident and pending with the same court: (i) Van Giessen Growers, Inc. v Harold Reed et al (No. 160303906)(in which grower seeks $400 for loss of potatoes); (ii) James Houweling et al. v. Harold Reed et al. (No. 160104421)(in which equipment owner seeks damages for lost equipment); (iii) Chin Coulee Farms, etc. v. Harold Reed et al. (No. 150600545)(in which owner of potatoes and truck seeks $530 for loss thereof); and (iv) Houweling Farms v. Harold Reed et al. (No. 15060881)(in which owner of several Quonset huts seeks damages for lost improvements, equipment and business income equal to $4,300).  The Company was subsequently served with complaints in these four actions during first quarter of 2017.  The Company was not named in the original complaints in these four actions but has since been added in cross-claims by defendant Reed.  In his cross claims, Reed also alleges that other cross-defendants were negligent for using highly flammable insulation and failing to maintain sparking electrical fixtures in the storage units affected by the fire.  The Company believes that plaintiffs’ and cross-plaintiffs’ claims against it are without merit and intends to defend these matters vigorously.  At this stage in the proceedings, however, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

Walker v. AMVAC  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United State District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. Amvac Chemical Corporation (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 7, 2017. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Statements of Comprehensive Income; (iii) Condensed consolidated Balance Sheets; (iv) Condensed consolidated Statements of Stockholders’ Equity; (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 4, 2017	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 4, 2017	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer