Form 10-Q
period 2017-06-30
AMERICAN VANGUARD CORP
filed 2017-07-31
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Common Stock, $.10 Par Value—29,783,825 shares as of July 25, 2017.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$77,905	$72,724	$148,578	$142,198
Cost of sales	43,570	41,329	84,159	83,300
Gross profit	34,335	31,395	64,419	58,898
Operating expenses	27,654	26,270	52,605	49,143
Operating income	6,681	5,125	11,814	9,755
Interest expense, net	400	462	698	1,003
Income before provision for income taxes and loss on equity method investment	6,281	4,663	11,116	8,752
Income tax expense	1,681	1,234	3,061	2,294
Income before loss on equity method investment	4,600	3,429	8,055	6,458
Loss from equity method investment	69	47	111	129
Net income	4,531	3,382	7,944	6,329
Income attributable to non-controlling interest	(227)	(136)	(188)	(289)
Net income attributable to American Vanguard	$4,304	$3,246	$7,756	$6,040
Earnings per common share—basic	$.15	$.11	$.27	$.21
Earnings per common share—assuming dilution	$.15	$.11	$.26	$.21
Weighted average shares outstanding—basic	29,050	28,893	28,999	28,851
Weighted average shares outstanding—assuming dilution	29,605	29,377	29,561	29,342

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,531	$3,382	$7,944	$6,329
Comprehensive income:
Foreign currency translation adjustment	280	(537)	1,037	(452)
Comprehensive income	4,811	2,845	8,981	5,877
Income attributable to non-controlling interest	(227)	(136)	(188)	(289)
Comprehensive income attributable to American Vanguard	$4,584	$2,709	$8,793	$5,588

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2017	Dec. 31, 2016
Current assets:
Cash and cash equivalents	$7,597	$7,869
Receivables:
Trade, net of allowance for doubtful accounts of $41 and $42, respectively	63,291	83,777
Other	3,912	3,429
Total receivables, net	67,203	87,206
Inventories	126,865	120,576
Prepaid expenses	12,609	11,424
Total current assets	214,274	227,075
Property, plant and equipment, net	50,383	50,295
Intangible assets, net of applicable amortization	130,806	121,433
Other assets	30,135	31,153
	$425,598	$429,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$66	$26
Accounts payable	25,560	24,358
Deferred revenue	1,722	3,848
Accrued program costs	61,749	42,930
Accrued expenses and other payables	7,988	12,072
Income taxes payable	1,063	13,840
Total current liabilities	98,148	97,074
Long-term debt, net of deferred loan fees	26,348	40,951
Other liabilities, excluding current installments	2,815	2,868
Deferred income tax liabilities	6,713	6,706
Total liabilities	134,024	147,599
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 32,212,124 shares at June 30, 2017 and 31,819,695 shares at December 31, 2016	3,222	3,183
Additional paid-in capital	72,768	71,699
Accumulated other comprehensive loss	(3,814)	(4,851)
Retained earnings	227,312	220,428
	299,488	290,459
Less treasury stock at cost, 2,450,634 shares at June 30, 2017 and December 31, 2016	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	291,219	282,190
Non-controlling interest	355	167
Total stockholders’ equity	291,574	282,357
	$425,598	$429,956

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2017

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2016	31,819,695	$3,183	$71,699	$(4,851)	$220,428	2,450,634	$(8,269)	$282,190	$167	$282,357
Stocks issued under ESPP	16,349	2	248	—	—	—	—	250	—	250
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(435)	—	—	(435)	—	(435)
Foreign currency translation adjustment, net	—	—	—	757	—	—	—	757	—	757
Stock based compensation	—	—	1,080	—	—	—	—	1,080	—	1,080
Stock options exercised; grants and vesting of restricted stock units	377,916	37	16	—	—	—	—	53	—	53
Net income	—	—	—	—	3,452	—	—	3,452	(39)	3,413
Balance, March 31, 2017	32,213,960	3,222	73,043	(4,094)	223,445	2,450,634	(8,269)	287,347	128	287,475
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(437)	—	—	(437)	—	(437)
Foreign currency translation adjustment, net	—	—	—	280	—	—	—	280	—	280
Stock based compensation	—	—	1,242	—		—	—	1,242	—	1,242
Stock options exercised; grants and vesting of restricted stock units	(1,836)	—	(1,517)	—	—	—	—	(1,517)	—	(1,517)
Net income	—	—	—	—	4,304	—	—	4,304	227	4,531
Balance, June 30, 2017	32,212,124	$3,222	$72,768	$(3,814)	$227,312	2,450,634	$(8,269)	$291,219	$355	$291,574

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,944	$6,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	8,094	8,359
Amortization of other long term assets	2,777	2,358
Amortization of discounted liabilities	13	19
Stock-based compensation	2,322	1,068
Excess tax benefit from exercise of stock options	—	(47)
Increase in deferred income taxes	7	—
Loss from equity method investment	111	129
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	20,749	(4,156)
Increase in inventories	(5,506)	(14,625)
Increase in prepaid expenses and other assets	(2,658)	(2,661)
(Increase) decrease in income tax receivable/payable, net	(12,752)	1,244
Increase in accounts payable	579	9,837
Decrease in deferred revenue	(2,126)	(1,932)
Increase in program payables	18,819	17,956
(Decrease) increase in other payables and accrued expenses	(4,256)	1,612
Net cash provided by operating activities	34,117	25,490
Cash flows from investing activities:
Capital expenditures	(4,155)	(1,729)
Investment	(950)	(3,283)
Acquisition of product lines and other intangible assets	(13,400)	(224)
Net cash used in investing activities	(18,505)	(5,236)
Cash flows from financing activities:
Payments under line of credit agreement	(59,025)	(45,850)
Borrowings under line of credit agreement	45,000	27,000
Payments on other long-term liabilities	(26)	(457)
Tax benefit from exercise of stock options	—	47
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(1,214)	(195)
Payment of cash dividends	(724)	—
Net cash used in by financing activities	(15,989)	(19,455)
Net (decrease) increase in cash and cash equivalents	(377)	799
Effect of exchange rate changes on cash and cash equivalents	105	(524)
Cash and cash equivalents at beginning of period	7,869	5,524
Cash and cash equivalents at end of period	$7,597	$5,799

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Property, plant and equipment at June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016
Land	$2,458	$2,458
Buildings and improvements	16,567	15,515
Machinery and equipment	107,278	102,146
Office furniture, fixtures and equipment	4,952	5,016
Automotive equipment	398	387
Construction in progress	1,324	8,047
Total gross value	132,977	133,569
Less accumulated depreciation	(82,594)	(83,274)
Total net value	$50,383	$50,295

The Company recognized depreciation expense related to property, plant and equipment of $2,129 and $2,059 for the three months ended June 30, 2017 and 2016, respectively.   During the three months ended June 30, 2017 and 2016, the Company eliminated from assets and accumulated depreciation $3,584 and $2, respectively, of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $4,079 and $4,313 for the six months ended June 30, 2017 and 2016, respectively.   During the six months ended June 30, 2017 and 2016, the Company eliminated from assets and accumulated depreciation $4,759 and $125, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2017	December 31, 2016
Finished products	$107,319	$103,832
Raw materials	19,546	16,744
	$126,865	$120,576

As of June 30, 2017, we believe our inventories are valued at lower of cost or market.

In July 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2015-11, Inventory (Topic 330). Topic 330 currently requires an entity to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU limits the scope to inventory that is measured using first-in, first-out (FIFO) or average cost and requires inventory be measured at the lower of costs or net realizable value. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new standard effective January 1, 2017.  There was no impact on this adoption.

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Insecticides	$39,442	$30,912	$77,384	$64,018
Herbicides/soil fumigants/fungicides	16,045	21,093	36,066	45,767
Other, including plant growth regulators	10,096	6,331	13,488	9,820
Net sales:	65,583	58,336	126,938	119,605
Non-crop	12,322	14,388	21,640	22,593
Total net sales:	$77,905	$72,724	$148,578	$142,198
Net sales:
US	$55,760	$51,773	$108,004	$101,628
International	22,145	20,951	40,574	40,570
Total net sales:	$77,905	$72,724	$148,578	$142,198

5. Accrued Program Costs—In accordance with FASB ASC 605, the Company classifies amounts expected to be paid to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in the agricultural chemicals business market place. For accounting purposes, programs are recorded as a reduction in gross sales and include market pricing adjustments, volume take up or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. Each quarter management compares individual sale transactions with published programs to determine what, if any, program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in the terms and conditions attached to each Program. If management believes that customers are falling short of or exceeding their annual goals, then periodic adjustments will be made to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  No significant changes in previous estimates were made during the three and six months ended June 30, 2017 and 2016, respectively.

6. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 8, 2017	June 30, 2017	July 14, 2017	$0.015	$437
March 7, 2017	March 31, 2017	April 14, 2017	$0.015	$435
December 18, 2016	December 23, 2016	January 6, 2017	$0.010	$289

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to AVD	$4,304	$3,246	$7,756	$6,040
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,050	28,893	28,999	28,851
Dilutive effect of stock options and grants	555	484	562	491
	29,605	29,377	29,561	29,342

For the three and six months ended June 30, 2017 and 2016, no stock options were excluded from the computation of diluted earnings per share.

8. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. The Company has no short term debt as of June 30, 2017 and December 31, 2016.  These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2017	December 31, 2016
Revolving line of credit	$27,375	$41,400
Deferred loan fees	(1,027)	(449)
Net long-term debt	$26,348	$40,951

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250 million, an accordion feature of up to $100 million and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.   The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At June 30, 2017, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $143,182. This compares to an available borrowing capacity of $92,588 as of June 30, 2016. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have decreased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2017 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and six month periods ended June 30, 2017 and 2016, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three and six months ended June 30, 2017 and 2016.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2017
Incentive Stock Options	$86	$170	$193	0.5
Restricted Stock	777	1,433	5,198	1.4
Performance Based Restricted Stock	321	621	2,157	2.3
Performance Based Options	58	98	117	0.5
Total	$1,242	$2,322	$7,665

June 30, 2016
Incentive Stock Options	$92	$181	$627	1.5
Restricted Stock	368	694	3,119	2.0
Performance Based Restricted Stock	107	140	1,079	2.8
Performance Based Options	45	53	226	1.5
Total	$612	$1,068	$5,051

Stock Options—During the three and six months ended June 30, 2017, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2016	541,905	$9.33	$7.97
Options exercised	(15,000)	7.50	—
Options forfeited	(3,919)	11.49	—
Balance outstanding, March 31, 2017	522,986	9.37	7.99
Options exercised	(21,300)	7.50	—
Options forfeited	(3,183)	11.49	—
Balance outstanding, June 30, 2017	498,503	$9.43	$8.03

Information relating to stock options at June 30, 2017, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	262,050	41	$7.5	262,050	$7.50
$11.32—$14.49	236,453	86	$11.57	34,334	$12.07
	498,503		$9.43	296,384	$8.03

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of June 30, 2017, were as follows:

As of June 30, 2017	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	498,503	$9.43	63	$3,897
Expected to Vest	495,757	$9.42	62	$3,881
Exercisable	296,384	$8.03	44	$2,733

During the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to stock options of $86 and $92, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to stock options of $170 and $181, respectively.

As of June 30, 2017, the Company had approximately $193 of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.5 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Common stock grants — A summary of non-vested shares as of, and for, the three months ended June 30, 2017 and 2016 is presented below:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	324,756	$14.75	362,841	$20.43
Granted	251,475	16.10	—	—
Vested	(10,100)	12.95	(127,274)	31.29
Forfeited	(6,544)	15.26	(16,008)	23.67
Nonvested shares at March 31st	559,587	15.38	219,559	14.59
Granted	38,502	17.08	140,541	15.08
Vested	(188,400)	15.22	(22,639)	15.63
Forfeited	(6,593)	15.55	(6,457)	14.98
Nonvested shares at June 30th	403,096	$15.61	331,004	$14.72

Common stock grants — During the six months ended June 30, 2017, the Company issued a total of 289,977 shares of common stock to employees and directors. 24,312 shares vested immediately, 3,900 shares will vest in three equal tranches on the employee’s anniversary, 1,000 shares will cliff vest after one year of service, 2,500 shares will cliff vest after two years of service, and the remaining shares will cliff vest after three years of service. The shares granted in 2017 were average fair valued at $16.23 per share.  The fair value was determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

During the six months ended June 30, 2016, the Company issued a total of 140,541 shares of restricted common stock to employees. Of these, 21,139 shares vested immediately and the remaining 119,402 shares will cliff vest after three years of service. The shares granted in 2016 were average fair valued at $15.08 per share. The fair value was determined by using the publicly traded share price as of the date the grant was approved. The Company will recognize as expense the value of restricted shares over the required service period.

During the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to restricted shares of $777 and $368, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to restricted shares of $1,433 and $694, respectively.

As of June 30, 2017, the Company had approximately $5,198 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of, and for, the six months ended June 30, 2017 and 2016, respectively is presented below:

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	119,022	$14.18	104,403	$17.05
Granted	121,194	15.40	—	—
Forfeited	—	—	(9,395)	17.65
Nonvested shares at March 31st	240,216	14.80	95,008	16.99
Granted	7,400	15.88	52,170	14.39
Vested	(48,046)	14.92	—	—
Forfeited	(12,560)	12.92	(19,612)	28.25
Nonvested shares at June 30th	187,010	$14.93	127,566	$14.20

Performance Based Shares — During the six months ended June 30, 2017, the Company issued a total of 128,594 performance based shares to employees. The shares granted during the six months of 2017 have an average fair value of $15.43.  The fair value was determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on February 8, 2020 with a measurement period commencing January 1, 2017 and ending December 31, 2019. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2016 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

During the six months ended June, 2016, the Company conditionally granted a total of 52,170 performance based shares that will cliff vest on January 6, 2019 with a measurement period commencing January 1, 2016 and ending December 31, 2018.  The shares granted to management during the first quarter of 2016, were subject to stockholder approval to extend the term of the Company’s stock incentive plan. That approval was received at the stockholder meeting on June 8, 2016. At that point the shares were given a fair value of $14.39. The fair value was determined by using publically traded share price on the date that the stockholders approved the grant.   Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, EBIT goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2015 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in of the targeted performance.  As the shares were subject to stockholder approval at the time the shares were issued to management, no expense was recorded during the first quarter of 2016.

As of June 30, 2017, performance based shares related to EBIT and net sales have an average fair value of $16.10 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $12.60 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to performance based shares of $321 and $107, respectively.  During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to performance based shares of $621 and $140, respectively.

As of June 30, 2017, the Company had approximately $2,157 of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.3 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the six months ended June 30, 2017 and 2016, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2016	82,334	$11.49	$—
Options forfeited	—	—	—
Balance outstanding, March 31, 2017	82,334	11.49	—
Options forfeited	(50)	11.49	—
Balance outstanding, June 30, 2017	82,284	$11.49	$—

Information relating to stock options at June 30, 2017 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	82,284	6	$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2017 are as follows:

As of June 30, 2017	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	82,284	$11.49	6	$474
Expected to Vest	78,672	$11.49	6	$453
Exercisable	—	$—	—	$—

During the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to performance stock options of $58 and $45, respectively.  During the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation related to performance stock options of $98 and $53, respectively.

As of June 30, 2017, the Company had approximately $117 of unamortized stock-based compensation expenses related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 0.5 and 1.5 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company assessed the impact of the adoption of this new standard and determined there was no material impact on the 2016 consolidated financial statements.  The Company has considered the different options for treatment of forfeitures in accounting for stock compensation and has elected to continue to account for such adjustments on the estimated basis. The Company adopted this new standard as of January 1, 2017 on a prospective basis.  The impact of this adoption was not material.

12. Legal Proceedings— During the reporting period, there have been no material developments in legal proceedings that are pending or threatened against the Company, except as described below.

On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which both the Environmental Crimes Section (“ECS”) of USEPA and the U.S. Department of Justice (“DoJ”) are seeking the production of documents relating to the re-importation of depleted Thimet containers between 2011 and 2016.  The Company has retained defense counsel and is cooperating with both ECS and DoJ in the production.  During the three month and six month periods ended June 30, 2017, significant legal costs have been expended in connection with this activity.  At this stage, ECS and DoJ have not made clear their intentions with regard to any potential criminal enforcement.  Thus, it is too early to tell whether a loss on either front is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on these matters.

Delaware DBCP Cases.  On or about May 31, 2012, two cases (captioned Abad Castillo and Marquinez) were filed with the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695-LPS) involving claims for physical injury arising from alleged exposure to DBCP (a nematicide that had been manufactured and sold by the Company for a brief period of time in the late 1970’s and early 1980’s) on behalf of 2,700 banana plantation workers over the course of the late 1960’s through the mid-1980’s in Costa Rica, Ecuador, Guatemala, and Panama.  Defendant Dole brought a motion to dismiss 22 plaintiffs from Abad Castillo on the ground that they were parties in cases that had been previously filed by HendlerLaw, P.C. in Louisiana.  On September 19, 2013, the appeals court affirmed, in part, and reversed, in part, the motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed.  On May 27, 2014, the district court granted Dole’s motion to dismiss the matter without prejudice on the ground that the applicable statute of limitations had expired in 1995.  Then, on August 5, 2014, the parties stipulated to summary judgment in favor of defendants (on the same ground as the earlier motion) and the court entered judgment in the matter.  Plaintiffs were given an opportunity to appeal; however, only 57 of the 2,700 actually entered an appeal.  Thus, at this stage, only 57 plaintiffs remain in the action.  On or about June 18, 2017, the Third Circuit Court submitted a certified question of law to the Delaware Supreme Court on the question of when the class action tolling period ended.  During the pendency of this question, these matters will be effectively stayed.  At any rate, the Company believes that a loss is neither probable nor reasonably estimable in these matters and has not recorded a loss contingency.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United State District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. Amvac Chemical Corporation (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, on the ground that (i) the complaint fails to state claim upon which relief can be granted, (ii) the contracts cited by plaintiff in his complaint include a forum selection clause requiring that disputes are to be adjudicated in the U.S. District Court for the Central District of California, and (iii) under the doctrine of forum non conveniens.  At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

13. Recently Issued Accounting Guidance— In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230).  The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017.  Based on the composition of the Company’s cash and cash equivalent, adoption of the new standard is not expected to have a material impact on our consolidated cash flows statements.  The Company expects to adopt the standard for the financial year beginning January 1, 2018.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has reviewed the eight specific issues addressed and does not believe that the adoption of ASU 2016-15 will have a material impact on its statement of cash flows. Further, the Company is currently considering the possible option for early adoption. The Company expects to adopt the revised standard for the financial year beginning January 1, 2018.

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

We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. The Company is evaluating if the adoption could result in a change in the timing of recognizing revenue for certain products from point in time, to over time, due to the creation of goods with no alternative use accompanied by an enforceable right to payment. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions.  The Company is currently evaluating which transition approach to use and assessing the effect the adoption of ASU2014-09 may have on our financial condition, results of operations or cash flows. The Company expects to adopt the new revenue recognition standard for the financial year beginning January 1, 2018.

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

15. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2016	$(4,851)
FX translation	757
Balance, March 31, 2017	(4,094)
FX translation	280
Balance, June 30, 2017	$(3,814)

16. TyraTech Inc. (“TyraTech”) is a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. As of June 30, 2017, the Company’s ownership position in TyraTech was approximately 15.11%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three and six months ended June 30, 2017, the Company recognized a loss of $69 and $111 as a result of the Company’s ownership position in TyraTech.  The Company recognized a loss of $47 and $129 for the three and six months ended June 30, 2016.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At June 30, 2017, the carrying value of the Company’s investment in TyraTech was $2,073 and the quoted market value of its shareholding was $820 based on the London Stock Exchange, Alternative Investment Market (“AIM”). At June 30, 2017, the Company performed an impairment review of its investment in TyraTech and concluded that the implied decrease in value was not other than temporary and no impairment charge was required.

17. In February 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2017, the Company’s ownership position in Bi-PA is 15%. The Company utilizes the cost method of accounting with respect to this investment and will periodically review the investment for possible impairment. There was no impairment on the investment as of June 30, 2017. The investment is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes – Income tax expense increased by $447 to end at an expense of $1,681 for the three months ended June 30, 2017, as compared to $1,234 for the comparable period in 2016. The effective tax rate for the quarter was 26.8%, as compared to 26.5% in the same period of the prior year.  Income tax expense was $3,061 for the six months ended June 30, 2017, as compared to $2,294 for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 and 2016 was 27.5% and 26.2%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. For the six months year to date, a discrete tax benefit of $280 was recognized as part of the income tax expense.

The Company has effectively settled its examination with the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2013 and 2014.  As a result, the Company increased deferred tax assets and income taxes payable at December 31, 2016 by $12,598.  The Company’s 2015 federal income tax return is still subject to IRS examination.  The Company’s state income tax returns are subject to examination for the 2012 through 2015 tax years.  On April 3, 2017, the Company paid the IRS $11,580.

19.  On June 6, 2017, the Company’s principal operating subsidiary, Amvac Chemical Corporation, completed an acquisition of certain assets relating to the abamectin, chlorothalonil and paraquat product lines from a group of companies, including Adama Agricultural Solutions, Ltd.  The consideration for the acquired assets was paid in cash and has initially been fully allocated to inventory and intangible assets.  The Company expects to finalize its allocations in accordance with ASC 805 during the third quarter of 2017.

The acquisitions were made because the acquired products fit with the Company’s strategy to provide growers with a complete range of chemical solutions. The contribution of the acquired products was included in the Company’s result of operation from June 6, 2017 (the date of acquisition) and in the condensed consolidated balance sheet as of June 30, 2017.  The purchase price is not material to the condensed consolidated financial statements.  For the three and six months ended June 30, 2017, the proforma results are not provided because the amounts are not material to the Company’s revenues, cash flows and net income.

20.  Subsequent Event – On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd made individual capital contributions of $950 to the Hong Kong Joint Venture (“Huifeng Amvac Innovation Co. Ltd”), which is recorded as an equity investment in the Company’s condensed consolidated financial statements. No material investment or other transactions have been entered into (by the Hong Kong Joint Venture) as of June 30, 2017. On July 7, 2017, our Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd., for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center.

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

MANAGEMENT OVERVIEW

Overall financial performance for the quarter ended June 30, 2017 included sales of $77,905, which were up approximately 7%, as compared to sales of $72,724 for the second quarter of 2016. Our gross profit performance ended at $34,335 or 44% of sales, as compared to $31,395 or 43% of sales for the comparable quarter last year. Operating costs remained at 36% of sales in 2016 and for the three months ended June 30, 2017. Overall net income was up 33% at $0.15 per basic and diluted share as compared to $0.11 per basic and diluted share this time last year.

Financial performance for the six month period ended June 30, 2017 included improved sales and net income, as compared to the same period in 2016. Sales for the period were up approximately 4.5% to $148,578, as compared to $142,198 for the first six months of 2016. Under absorption of factory costs for the six month period reduced from 5% of sales to 4% of sales. Our gross profit performance ended at $64,419 or 43% of sales, as compared to $58,898 or 41% of sales for the comparable prior period. Operating expenses remained flat at 35% of net sales and net income improved by 28% to $0.27 per basic share and $0.26 per diluted share, as compared to $0.21 per basic and diluted share.

Net sales for our crop business were up 12% in the quarter and 6% year to date, as compared to the same periods of the prior year. This included gaining some immediate benefit from product line acquisitions concluded during early June 2017. Our non-crop business was down 14% in the three month period ended June 30, 2017 and 4% in the six month period, as compared to this time last year. The main driver for the reduction in non-crop sales relates to unusually high sales in the prior year from our pharmaceutical business as a small number of customers reacted to market concerns over benzocaine supply.  Our international sales were up 8% for the three months ended June 30, 2017 and were flat for the six months ended June 30, 2017.  A more detailed discussion of general market conditions and sales performance by category of products appears below.

When considering the balance sheet, as of June 30, 2017, net debt was reduced by $3,645 and $14,603, for the three months and six months, respectively. This reduction was achieved notwithstanding the funding of product line acquisitions announced during the second quarter of 2017.  Debt, net of deferred loan fees, at June 30, 2017 and at December 31, 2016 were $26,348 and $40,951, respectively. At June 30, 2017 our U.S. business was debt free.  Inventory ended the quarter at $126,865 including the impact of newly acquired products and $120,576 as of December 31, 2016. This compared to $151,102 at this time last year.

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2017	2016	Change	% Change
Net sales:
Insecticides	$39,442	$30,912	$8,530	28%
Herbicides/soil fumigants/fungicides	16,045	21,093	(5,048)	-24%
Other, including plant growth regulators	10,096	6,331	3,765	59%
Total crop	65,583	58,336	7,247	12%
Non-crop	12,322	14,388	(2,066)	-14%
	$77,905	$72,724	$5,181	7%
Cost of sales:
Insecticides	$25,281	$20,029	$5,252	26%
Herbicides/soil fumigants/fungicides	8,114	10,913	(2,799)	-26%
Other, including plant growth regulators	5,098	4,025	1,073	27%
Total crop	38,493	34,967	3,526	10%
Non-crop	5,077	6,362	(1,285)	-20%
	$43,570	$41,329	$2,241	5%
Gross profit:
Insecticides	$14,161	$10,883	$3,278	30%
Herbicides/soil fumigants/fungicides	7,931	10,180	(2,249)	-22%
Other, including plant growth regulators	4,998	2,306	2,692	117%
Gross profit crop	27,090	23,369	3,721	16%
Gross profit non-crop	7,245	8,026	(781)	-10%
	$34,335	$31,395	$2,940	9%
Gross margin crop	41%	40%
Gross margin non-crop	59%	56%
Total gross margin	44%	43%

	2017	2016	Change	% Change
Net sales:
US	$55,760	$51,773	$3,987	8%
International	22,145	20,951	1,194	6%
	$77,905	$72,724	$5,181	7%

The improved quarterly sales performance was driven by two primary factors.  First, our cotton products generated strong sales arising from an increase in U.S. cotton acres planted (which are up about 20% in 2017) and higher anticipated pest pressure.  Second, we experienced increased sales in products used on peanuts (where 2017 planted acres also increased 20%) sugar beets, sugar cane and fruits and vegetables. Partially offsetting these year-over-year increases were lower sales of our corn herbicide into the Midwest market, slower sales of soil fumigants due to wet weather at the time of application, and a decline in one of our insecticides sold in international markets.

Across our crop business, net sales of our insecticides group were up approximately 28% to end at $39,442, as compared to $30,912 during the second quarter of 2016. Within this category, net sales of our non-granular insecticides were driven by our cotton insecticide Bidrin® which posted significantly increased sales due to the increase in 2017 cotton acres, as noted above, and an anticipated increase in foliar pest pressure, as compared to extremely low infestation levels of 2016. Further, net sales of our granular soil insecticides were up 21%. This increase was due to the strong performance of our granular products across the board, including corn insecticides Aztec® and SmartChoice; Thimet® (used primarily in peanuts and sugar cane) and Counter®, which is largely used for nematode control in corn and sugar beets. The only offset to these increases was somewhat softer international sales of our Nemacur® brand.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the second quarter of 2017 declined by approximately 24% to $16,045 from $21,093 in the comparable period of 2016. Net sales of our herbicide products declined approximately 38%, due to reduced sales of our corn herbicide, Impact® resulting from competitive market conditions this year in the Midwest region.  Sales of Dacthal® for use on a wide variety of high valued vegetable crops also declined in the second quarter of

2017, following very strong demand in the first quarter, as compared to 2016. As mentioned above, our soil fumigants business declined from the prior year’s second quarter due to excessively wet weather in the Western region, which inhibited the application of these liquid products.  Offsetting these declines, we enjoyed increased sales of our Scepter® soybean herbicide, sold in the U.S. market, and our international products Hyvar® and Krovar®. Additionally, we posted our first sales of the newly acquired fungicide Chlorothalonil, insecticide Abamectin and herbicide Paraquat.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were up about 59%, as compared to the second quarter of 2016. Higher quarterly sales of our Folex® cotton defoliant and our growth regulator product NAA drove this performance. Additional factors were higher sales of our Metaldehyde granules, lower sales of our SmartBlock potato sprout inhibitor, and a small decline in toll manufacturing revenue during this year’s second quarter.

Our non-crop sales ended the second quarter of 2017 down 14% at $12,322, as compared to $14,388 for the same period of the prior year. Contributing factors were lower sales of our insecticide products for commercial pest control and lower quarterly sales of our pharmaceutical products. These negative factors were partially offset by revenues earned by our Envance majority owned subsidiary for exclusive right for licenses to certain natural oil products; and a year-over-year increase in our aerial-applied mosquito adulticide Dibrom.

Our international sales increased 6%, ending at $22,145, as compared to $20,951 for the second quarter of the prior year, driven by solid sales of our Hyvar and Krovar herbicides, and our Mocap insecticide, somewhat offset by the lighter sales of our Nemacur insecticide.

Our cost of sales for the second quarter of 2017 was $43,570 or 56% of sales. This compared to $41,329 or 57% of sales for the same period of 2016. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales.  The raw materials element of our cost of sales remained approximately flat, as compared to this time last year with increases in some raw materials approximately offset by decreases in others. Our factory costs and factory activity also remained very much in line with our performance this time last year.  Finally, the Company made more sales with higher margins in 2017 primarily driven by strong market performance in some of our key markets.

Gross profit for the second quarter of 2017 improved by $2,940, or 9%, to end at $34,335, as compared to $31,395 for the second quarter of 2016.  Gross margin percentage ended at 44% in the three months ended June 30, 2017, as compared to 43% in the same period of the prior year.  This strong performance was primarily driven by strong raw material purchasing, methodical inventory management and favorable sales mix performance.

Operating expenses increased by $1,384 to $27,654 for the three months ended June 30, 2017, as compared to the same period in 2016. The differences in operating expenses by department are as follows:

	2017	2016	Change	% Change
Selling	$6,456	$6,353	$103	2%
General and administrative	10,205	8,389	1,816	22%
Research, product development and regulatory	5,993	6,245	(252)	-4%
Freight, delivery and warehousing	5,000	5,283	(283)	-5%
	$27,654	$26,270	$1,384	5%

•	Selling expenses were approximately flat quarter over quarter ending up $103 at $6,456 for the three months ended June 30, 2017, as compared to the same period of 2016.
•	General and administrative expenses increased by $1,816 to end at $10,205 for the three months ended June 30, 2017, as compared to the same period of 2016 driven by increased legal costs.
•

Research, product development costs and regulatory expenses decreased by $252 to end at $5,993 for the three months ended June 30, 2017, as compared to the same period of 2016. The slight reduction related to timing on regulatory and product development studies.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2017 were $5,000 or 6.4% of sales as compared to $5,283 or 7.3% of sales for the same period in 2016. This improvement was primarily driven by reduced inventory levels driving overall lower warehouse costs and the mix of sales, including lower sales of our high volume bulk fumigant products, in comparison to the same period of the prior year.

Interest costs net of capitalized interest, were $400 in the three months ended June 30, 2017, as compared to $462 in the same period of 2016. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$45,193	$292	2.6%	$71,450	$389	2.2%
Amortization of deferred loan fees	—	63	—	—	63	—
Subtotal	45,193	355	3.1%	71,450	452	2.5%
Notes payable	—	—	—	27	—	—
Amortization of other deferred liabilities	—	7	—	—	9	—
Other interest expense	—	49	—	—	10	—
Subtotal	45,193	411	3.6%	71,477	471	2.6%
Capitalized interest	—	(11)	—	—	(9)	—
Total	$45,193	$400	3.5%	$71,477	$462	2.6%

The Company’s average overall debt for the three months ended June 30, 2017 was $45,193, as compared to $71,477 for the three months ended June 30, 2016. During the quarter, we continued to focus on managing our working capital and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.1% for the three months ended June 30, 2017, as compared to 2.5% in 2016.

Income tax expense increased by $447 to end at an expense of $1,681 for the three months ended June 30, 2017, as compared to $1,234 for the comparable period in 2016. The effective tax rate for the quarter was 26.8%, as compared to 26.5% in the same period of the prior year. Our effective tax rate increased due to a relatively stronger performance for our domestic business, which is in a higher tax rate jurisdiction, offset by an increase in excess tax benefits related to stock options. Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended June 30, 2017 we recognized a loss of $69 on our investment in TyraTech. This compared to a loss of $47 recognized in the comparable period of 2016. This reflected their actual financial performance for 2016. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At June 30, 2017, the carrying value of the Company’s investment in TyraTech was $2,073 and the quoted market value of its shareholding was $820 based on the London Stock Exchange, Alternative Investment Market (“AIM”).  At June 30, 2017, the Company performed an impairment review of its investment in TyraTech and concluded that the implied decrease in value was not other than temporary and no impairment charge is required.

Non-controlling interest amounted to income of $227 in the three months ended June 30, 2017, as compared to $136 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the three months ended June 30, 2017 was $4,304 or $0.15 per basic and diluted share, as compared to $3,246 or $0.11 per basic and diluted share in the same period of 2016.

Six Months Ended June 30:

	2017	2016	Change	% Change
Net sales:
Insecticides	$77,384	$64,018	$13,366	21%
Herbicides/soil fumigants/fungicides	36,066	45,767	(9,701)	-21%
Other, including plant growth regulators	13,488	9,820	3,668	37%
Total crop	126,938	119,605	7,333	6%
Non-crop	21,640	22,593	(953)	-4%
Total net sales	$148,578	$142,198	$6,380	4%
Cost of sales:
Insecticides	$48,825	$42,215	$6,610	16%
Herbicides/soil fumigants/fungicides	18,396	24,761	(6,365)	-26%
Other, including plant growth regulators	6,991	5,575	1,416	25%
Total crop	74,212	72,551	1,661	2%
Non-crop	9,947	10,749	(802)	-7%
Total cost of sales	$84,159	$83,300	$859	1%
Gross profit:
Insecticides	$28,559	$21,803	$6,756	31%
Herbicides/soil fumigants/fungicides	17,670	21,006	(3,336)	-16%
Other, including plant growth regulators	6,497	4,245	2,252	53%
Gross profit crop	52,726	47,054	5,672	12%
Gross profit non-crop	11,693	11,844	(151)	-1%
Total gross profit	$64,419	$58,898	$5,521	9%
Gross margin crop	42%	39%
Gross margin non-crop	54%	52%
Total gross margin	43%	41%

	2017	2016	Change	% Change
Net sales:
US	$108,004	$101,628	$6,376	6%
International	40,574	40,570	4	0%
Total net sales	$148,578	$142,198	$6,380	4%

Sales for the six months ended June 30, 2017 improved by 4.5% to end at $148,578, as compared to $142,198, this time last year. The improvement was driven by three major factors: first, our cotton products generated strong sales arising from an increase in U.S. cotton acres planted and higher anticipated pest pressure;   second, we experienced increased sales in nearly all of our granular soil insecticide products; and third, our non-crop products, including our commercial pest control offerings and our mosquito adulticide, recorded higher sales for the six months ended June 30, 2017. Partially offsetting these year-over-year increases were lower sales of our corn herbicide into the Midwest market and slower sales of soil fumigants due to wet weather at the time of application.

Across our crop business, net sales of our insecticides group were up approximately 21% to end at $77,384, as compared to $64,018 during the six months ended June 30, 2016. Within this category, net sales of our non-granular insecticides were driven by our cotton insecticide Bidrin® which posted significantly increased sales due to the increase in 2017 U.S. cotton acres and an anticipated increase in foliar pest pressure, as compared to extremely low infestation levels of 2016. Further, net sales of our granular soil insecticides were up over 10%. This increase was due to the strong performance of our granular products including corn insecticides Aztec® and SmartChoice; Thimet® (used primarily in peanuts and sugar cane) and Counter®, which is largely used for nematode control in corn and sugar beets. Internationally, Mocap had a year-over-year increase, offset by softer international sales of our Nemacur® brand. Finally, we recorded initial sales of our newly acquired insecticide, Abamectin.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the six months ended June 30, 2017 declined by approximately 21% to $36,066 from $45,767 in the comparable period of 2016. During the period, we saw weaker sales of our corn herbicide, Impact®, in this year’s highly competitive market in the Midwest region. Further, as mentioned above, our soil fumigants business declined by approximately 12% from the prior year’s strong first half due to excessively wet weather in the Western United States which inhibited the application of these liquid products.   Additionally, we experienced declines in sales of our

Scepter® soybean herbicide, sold in the U.S. market, and our Hyvar® and Krovar® herbicides, which are sold in international markets. Offsetting these declines were an increase in sales of Dacthal®, for use on a wide variety of high valued vegetable crops, and initial sales of the newly acquired fungicide Chlorothalonil.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were up about 37%, as compared to the first half of 2016. Higher sales of our Folex® cotton defoliant, due in part to increased cotton acres, and our growth regulator product NAA drove this performance. We also benefitted from improved sales of our Metaldehyde granules, in light of wet weather, and our SmartBlock potato sprout inhibitor.

Our non-crop sales ended the first half of 2017 down 4% at $21,640, as compared to $22,593 for the same period of the prior year. This category benefitted from higher sales of our insecticide products for commercial pest control and a year-over-year increase in our aerial-applied mosquito adulticide Dibrom. These positive factors were offset by lower half year sales of our pharmaceutical products which benefitted, in 2016, from elevated demand from customers concerned about short term product supply.

Our first half international sales ended at $40,574, as compared to $40,570 for the first six month of the prior year.  This was a result of somewhat reduced sales of our Hyvar and Krovar herbicides and our Nemacur insecticide, offset by increased sales of our Mocap insecticide and a variety of other products.

Our cost of sales for the first half of 2017 ended at $84,159 or 57% of net sales. This compares to $83,300 or 59% of net sales in the same period of 2016. The decrease in cost of sales as a percentage of net sales in 2017 was primarily the result of three drivers: first, our purchasing team has achieved overall flat raw material prices; second, our manufacturing performance has improved including some minor inflation in manufacturing costs more than offset by better manufacturing output as we have continued to carefully manager inventory and output levels in our plants; and third, the Company made more sales with higher margins in 2017 primarily driven by strong market performance in some of our key markets.

Gross profit for the six months ended June 30, 2017 improved by $5,521, or 9%, to end at $64,419, as compared to $58,898 for the first half of 2016.  Gross margin percentage ended at 43% in the first six months of 2017, as compared to 41% in the same period of the prior year.  This strong performance was primarily driven by strong raw material purchasing, methodical inventory management and favorable sales mix performance.

Operating expenses increased by $3,462 to $52,605 for the six months ended June 30, 2017, as compared to the same period in 2016. The differences in operating expenses by department are as follows:

	2017	2016	Change	% Change
Selling	$13,162	$12,501	$661	5%
General and administrative	17,910	15,718	2,192	14%
Research, product development and regulatory	11,689	10,794	895	8%
Freight, delivery and warehousing	9,844	10,130	(286)	-3%
	$52,605	$49,143	$3,462	7%
•

Selling expenses increased by $661 to end at $13,162 for the six months ended June 30, 2017, as compared to the same period of 2016. The main drivers were an increase in sales and marketing activities in both our domestic and international regions.

•	General and administrative expenses increased by $2,192 to end at $17,910 for the six months ended June 30, 2017, as compared to the same period of 2016, primarily driven by increased legal costs.
•

Research, product development costs and regulatory expenses increased by $895 to end at $11,689 for the six months ended June 30, 2017, as compared to the same period of 2016. The main drivers were additional regulatory studies and increased business development costs primarily focused our new SIMPAS system.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2017 were $9,844 or 6.6% of sales as compared to $10,130 or 7.1% of sales for the same period in 2016. This improvement was primarily driven by reduced inventory levels driving overall carrying costs and the mix of sales and customer destinations in 2017 year to date, as compared to the same period of the prior year.

Interest costs net of capitalized interest were $698 in the first six months of 2017, as compared to $1,003 in the same period of 2016. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$44,705	$550	2.5%	$73,852	$857	2.3%
Amortization of deferred loan fees	—	125	—	—	125	—
Subtotal	44,705	675	3.0%	73,852	982	2.7%
Notes payable	—	—	—	35	1	—
Amortization of other deferred liabilities	—	16	—	—	19	—
Other interest expense	—	56	—	—	24	—
Subtotal	44,705	747	3.3%	73,887	1,026	2.8%
Capitalized interest	—	(49)	—	—	(23)	—
Total	$44,705	$698	3.1%	$73,887	$1,003	2.7%

The Company’s average overall debt for the six months ended June 30, 2017 was $44,705, as compared to $73,852 for the six months ended June 30, 2016. During the period, we continued to focus on managing our working capital and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.0% for the six months ended June 30, 2017, as compared to 2.7% in 2016.

Income tax expense increased by $767 to end at an expense of $3,061 for the six months ended June 30, 2017, as compared to $2,294 for the comparable period in 2016. The effective tax rate for the six months ended June 30, 2017 was 27.5%, as compared to 26.2% in the same period of the prior year. Our effective tax rate increased due to a relatively stronger performance for our domestic business, which is in a higher tax rate jurisdiction, offset by an increase in excess tax benefits related to stock options.  Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the six months ended June 30, 2017 we recognized a loss of $111 on our investment in TyraTech. This compared to a loss of $129 recognized in the comparable period of 2016. This reflected their actual financial performance for 2016. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets.

Non-controlling interest amounted to an income of $188 in the six months ended June 30, 2017, as compared to $289 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the six months ended June 30, 2017 was $7,756 or $0.27 per basic and $0.26 per diluted share, as compared to $6,040 or $0.21 per basic and diluted share in the same period of 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $34,117 of cash from operating activities in the first six months of 2017, as compared to $25,490 in the same period of the prior year.  This arose from the following: first, net income of $7,944 as compared to $6,329; second, non-cash depreciation, amortization of intangibles and other long term assets and discounted future liabilities generated $10,884, as compared to $10,736 in the prior year; third, stock based compensation of $2,322 as compared to $1,068 for the six months ended June 30, 2016; and fourth, other non-cash adjustments including loss from equity method investment provided a net cash inflow of $21,268, as compared to $18,215 in the same period of 2016.

As of June 30, 2017, our working capital reduced to $116,126, as compared to $130,001 at December 31, 2016. This change was mainly driven by reductions in accounts receivable. This time last year our working capital amounted to $153,866.  The cash generated as a result of this reduction has been used to make product line acquisitions and to pay down debt.

During the six months ended June 30, 2017, net sales ended up 4.5% at $148,578, as compared to the same period of 2016. At June 30, 2017 accounts receivable decreased by 16%, as compared to the balance as of June 30, 2016. During the six months ended June 30, 2017 the level of accounts receivable decreased by $20,003, as compared to December 31, 2016. This change is driven by customer decisions related to timing of early pay and by the mix of sales of products, customers and regions in the period to June 30, 2017.

Inventories at June 30, 2017 ended at $126,865 ($151,102 at June 30, 2016), which was an increase of $6,289 as compared to December 31, 2016. It is normal at this point in the agricultural season to see our inventories increase as we work to supply grower demand in a timely manner. This year we continued to control inventory levels to focus on managing our working capital levels. Furthermore, in the first six months of 2017, we purchased less inventory than in the comparable period of the prior year.  As of June 30, 2017, we believe our inventories are valued at the lower of cost or market.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th each year. During the six months ended June 30, 2017, the Company made accruals in the amount of $27,341. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. During the first six months of 2017, the Company made payments in the amount of $8,522. Payments are not generally significant in the second and third quarters of each fiscal year. During the six months ended June 30, 2016, the Company accrued $30,345 and made payments in the amount of $12,389.

Prepaid expenses at June 30, 2017 amounted to $12,609 ($13,979 at June 30, 2016) as compared to $ 11,424 at December 31, 2016.  As of June 30, 2017, accounts payable amounted to $25,560 ($25,180 at June 30, 2016) as compared to $24,358 at December 31, 2016.  In 2017, we improved our management of inventories and the increase in accounts payables as of June 30, 2017 is driven by increased manufacturing and sales activity, as compared to the same period of the prior year.

The Company utilized $18,505 for investing activities during the six months ended June 30, 2017, as compared to $5,236 during the same period of 2016. The Company made investments in capital expenditures in the current year, primarily focused on expanding plant capabilities. Furthermore, during the six month period, the Company contributed capital to our joint venture, Huifeng Amvac Innovation Co. Ltd, and completed four product lines acquisitions. During the same period of the prior year the Company made an investment in a Belgian Company that develops biological plant protection products that can be used for the control of pests and disease of agricultural crops and a small level of capital spending on our the manufacturing plants.

Financing activities utilized $15,989 principally used to pay down the line of credit during the six months ended June 30, 2017, as compared to $19,455 for the six months ended June 30, 2016. This included a net repayment of $14,025 against our senior credit facility, as compared to $18,850 for the same period last year. This was achieved notwithstanding the investments in product line acquisitions and as a result of cash generated by continued strong operating results and cash management.  Further, the Company received $1,214 from the sale of common stock under its Employee Stock Purchase Plan, as compared to $195 for the same period of last year.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2017		December 31, 2016
	Long-term	Total	Long-term	Total
Revolving line of credit	$27,375	$27,375	$41,400	$41,400
Deferred loan fees	(1,027)	(1,027)	(449)	(449)
Net long-term debt	$26,348	$26,348	$40,951	$40,951

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250 million, an accordion feature of up to $100 million and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.   The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At June 30, 2017, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $143,182. This compares to an available borrowing capacity of $92,588 as of June 30, 2016. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have decreased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230).  The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017.  Based on the composition of the Company’s cash and cash equivalent, adoption of the new standard is not expected to have a material impact on our consolidated cash flows statements.  The Company expects to adopt the standard for the financial year beginning January 1, 2018.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has reviewed the eight specific issues addressed and does not believe that the adoption of ASU 2016-15 will have a material impact on its statement of cash flows. Further, the Company is currently considering the possible option for early adoption. The Company expects to adopt the revised standard for the financial year beginning January 1, 2018.

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

We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. The Company is evaluating if the adoption could result in a change in the timing of recognizing revenue for certain products from point in time, to over time, due to the creation of goods with no alternative use accompanied by an enforceable right to payment. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions.  The Company is currently evaluating which transition approach to use and assessing the effect the adoption of ASU2014-09 may have on our financial condition, results of operations or cash flows. The Company expects to adopt the new revenue recognition standard for the financial year beginning January 1, 2018.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2016 and the Company’s Form 8-K filed with the SEC on or about July 6, 2017.

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

As of June 30, 2017, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2017, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no material developments in legal proceedings that are pending or threatened against the Company, except as described below.

On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which both the Environmental Crimes Section (“ECS”) of USEPA and the U.S. Department of Justice (“DoJ”) are seeking the production of documents relating to the re-importation of depleted Thimet containers between 2011 and 2016.  The Company has retained defense counsel and is cooperating with both ECS and DoJ in the production.  During the three month and six month periods ended June 30, 2017, significant legal costs have been expended in connection with this activity.  At this stage, ECS and DoJ have not made clear their intentions with regard to any potential criminal enforcement.  Thus, it is too early to tell whether a loss on either front is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on these matters.

Delaware DBCP Cases.  On or about May 31, 2012, two cases (captioned Abad Castillo and Marquinez) were filed with the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695-LPS) involving claims for physical injury arising from alleged exposure to DBCP (a nematicide that had been manufactured and sold by the Company for a brief period of time in the late 1970’s and early 1980’s) on behalf of 2,700 banana plantation workers over the course of the late 1960’s through the mid-1980’s in Costa Rica, Ecuador, Guatemala, and Panama.  Defendant Dole brought a motion to dismiss 22 plaintiffs from Abad Castillo on the ground that they were parties in cases that had been previously filed by HendlerLaw, P.C. in Louisiana.  On September 19, 2013, the appeals court affirmed, in part, and reversed, in part, the motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed.  On May 27, 2014, the district court granted Dole’s motion to dismiss the matter without prejudice on the ground that the applicable statute of limitations had expired in 1995.  Then, on August 5, 2014, the parties stipulated to summary judgment in favor of defendants (on the same ground as the earlier motion) and the court entered judgment in the matter.  Plaintiffs were given an opportunity to appeal; however, only 57 of the 2,700 actually entered an appeal.  Thus, at this stage, only 57 plaintiffs remain in the action.  On or about June 18, 2017, the Third Circuit Court submitted a certified question of law to the Delaware Supreme Court on the question of when the class action tolling period ended.  During the pendency of this question, these matters will be effectively stayed.  At any rate, the Company believes that a loss is neither probable nor reasonably estimable in these matters and has not recorded a loss contingency.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United State District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. Amvac Chemical Corporation (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, on the ground that (i) the complaint fails to state claim upon which relief can be granted, (ii) the contracts cited by plaintiff in his complaint include a forum selection clause requiring that disputes are to be adjudicated in the U.S. District Court for the Central District of California, and (iii) under the doctrine of forum non conveniens.  At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Statements of Comprehensive Income; (iii) Condensed consolidated Balance Sheets; (iv) Condensed consolidated Statements of Stockholders’ Equity; (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: July 31, 2017	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: July 31, 2017	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer