Form 10-Q
period 2017-09-30
AMERICAN VANGUARD CORP
filed 2017-11-02
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Common Stock, $.10 Par Value—29,794,607 shares as of October 26, 2017.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$89,975	$82,447	$238,553	$224,645
Cost of sales	51,943	49,461	136,102	132,761
Gross profit	38,032	32,986	102,451	91,884
Operating expenses	31,570	28,286	84,175	77,429
Operating income	6,462	4,700	18,276	14,455
Interest expense, net	375	301	1,073	1,304
Income before provision for income taxes and loss on equity method investments	6,087	4,399	17,203	13,151
Income tax expense	1,954	1,378	5,015	3,672
Income before loss on equity method investments	4,133	3,021	12,188	9,479
Loss from equity method investments	115	180	226	309
Net income	4,018	2,841	11,962	9,170
Income (loss) attributable to non-controlling interest	71	36	(117)	(253)
Net income attributable to American Vanguard	$4,089	$2,877	$11,845	$8,917
Earnings per common share—basic	$.14	$.10	$.41	$.31
Earnings per common share—assuming dilution	$.14	$.10	$.40	$.30
Weighted average shares outstanding—basic	29,193	28,957	29,064	28,886
Weighted average shares outstanding—assuming dilution	29,783	29,496	29,648	29,385

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,018	$2,841	$11,962	$9,170
Comprehensive income:
Foreign currency translation adjustment	(67)	(436)	970	(888)
Comprehensive income	3,951	2,405	12,932	8,282
Income (loss) attributable to non-controlling interest	71	36	(117)	(253)
Comprehensive income attributable to American Vanguard	$4,022	$2,441	$12,815	$8,029

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$9,045	$7,869
Receivables:
Trade, net of allowance for doubtful accounts of $45 and $42, respectively	100,043	83,777
Other	3,630	3,429
Total receivables, net	103,673	87,206
Inventories	123,315	120,576
Prepaid expenses	13,543	11,424
Total current assets	249,576	227,075
Property, plant and equipment, net	49,495	50,295
Intangible assets, net of applicable amortization	141,127	121,433
Other assets	28,917	31,153
	$469,115	$429,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$99	$26
Accounts payable	29,355	24,358
Deferred revenue	—	3,848
Accrued program costs	65,650	42,930
Accrued expenses and other payables	8,704	12,072
Income taxes payable	1,684	13,840
Total current liabilities	105,492	97,074
Long-term debt, net of deferred loan fees	57,379	40,951
Other liabilities, excluding current installments	2,789	2,868
Deferred income tax liabilities	6,712	6,706
Total liabilities	172,372	147,599
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 32,236,629 shares at September 30, 2017 and 31,819,695 shares at December 31, 2016	3,224	3,183
Additional paid-in capital	74,423	71,699
Accumulated other comprehensive loss	(3,881)	(4,851)
Retained earnings	230,962	220,428
	304,728	290,459
Less treasury stock at cost, 2,450,634 shares at September 30, 2017 and December 31, 2016	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	296,459	282,190
Non-controlling interest	284	167
Total stockholders’ equity	296,743	282,357
	$469,115	$429,956

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2017

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2016	31,819,695	$3,183	$71,699	$(4,851)	$220,428	2,450,634	$(8,269)	$282,190	$167	$282,357
Stocks issued under ESPP	16,349	2	248	—	—	—	—	250	—	250
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(435)	—	—	(435)	—	(435)
Foreign currency translation adjustment, net	—	—	—	757	—	—	—	757	—	757
Stock based compensation	—	—	1,080	—	—	—	—	1,080	—	1,080
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	377,916	37	16	—	—	—	—	53	—	53
Net income	—	—	—	—	3,452	—	—	3,452	(39)	3,413
Balance, March 31, 2017	32,213,960	3,222	73,043	(4,094)	223,445	2,450,634	(8,269)	287,347	128	287,475
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(437)	—	—	(437)	—	(437)
Foreign currency translation adjustment, net	—	—	—	280	—	—	—	280	—	280
Stock based compensation	—	—	1,242	—		—	—	1,242	—	1,242
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(1,836)	—	(1,517)	—	—	—	—	(1,517)	—	(1,517)
Net income	—	—	—	—	4,304	—	—	4,304	227	4,531
Balance, June 30, 2017	32,212,124	3,222	72,768	(3,814)	227,312	2,450,634	(8,269)	291,219	355	291,574
Stocks issued under ESPP	17,667	2	303	—	—	—	—	305	—	305
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(439)	—	—	(439)	—	(439)
Foreign currency translation adjustment, net	—	—	—	(67)	—	—	—	(67)	—	(67)
Stock based compensation	—	—	1,263	—	—	—	—	1,263	—	1,263
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	6,838	—	89	—	—	—	—	89	—	89
Net income	—	—	—	—	4,089	—	—	4,089	(71)	4,018
Balance, September 30, 2017	32,236,629	$3,224	$74,423	$(3,881)	$230,962	2,450,634	$(8,269)	$296,459	$284	$296,743

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,962	$9,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	12,358	12,367
Amortization of other long term assets	3,995	3,935
Amortization of discounted liabilities	20	28
Stock-based compensation	3,585	1,656
Excess tax benefit from exercise of stock options	—	(82)
Increase in deferred income taxes	6	—
Loss from equity method investment	226	309
Changes in assets and liabilities associated with operations:
Increase in net receivables	(15,746)	(19,202)
Increase in inventories	(2,213)	(5,201)
Increase in prepaid expenses and other assets	(3,678)	(1,011)
(Decrease) increase in income tax receivable/payable, net	(12,137)	1,519
Increase in accounts payable	4,556	7,925
Decrease in deferred revenue	(3,848)	(8,847)
Increase in accrued program costs	22,720	30,536
(Decrease) increase in other payables and accrued expenses	(3,562)	3,098
Net cash provided by operating activities	18,244	36,200
Cash flows from investing activities:
Capital expenditures	(5,333)	(6,122)
Investment	(950)	(3,283)
Acquisition of product lines and other intangible assets	(25,904)	(224)
Net cash used in investing activities	(32,187)	(9,629)
Cash flows from financing activities:
Payments under line of credit agreement	(59,025)	(24,000)
Borrowings under line of credit agreement	76,000	—
Payments on other long-term liabilities	(26)	(541)
Tax benefit from exercise of stock options	—	82
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(820)	204
Payment of cash dividends	(1,161)	(289)
Net cash provided by (used in) financing activities	14,968	(24,544)
Net increase in cash and cash equivalents	1,025	2,027
Effect of exchange rate changes on cash and cash equivalents	151	(957)
Cash and cash equivalents at beginning of period	7,869	5,524
Cash and cash equivalents at end of period	$9,045	$6,594

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Property, plant and equipment at September 30, 2017 and December 31, 2016 consists of the following:

	September 30, 2017	December 31, 2016
Land	$2,458	$2,458
Buildings and improvements	16,610	15,515
Machinery and equipment	106,641	102,146
Office furniture, fixtures and equipment	4,701	5,016
Automotive equipment	398	387
Construction in progress	2,220	8,047
Total gross value	133,028	133,569
Less accumulated depreciation	(83,533)	(83,274)
Total net value	$49,495	$50,295

The Company recognized depreciation expense related to property, plant and equipment of $2,033 and $2,021 for the three months ended September 30, 2017 and 2016, respectively.   During the three months ended September 30, 2017 and 2016, the Company eliminated from assets and accumulated depreciation $1,126 and $285, respectively, of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $6,112 and $6,334 for the nine months ended September 30, 2017 and 2016, respectively.   During the nine months ended September 30, 2017 and 2016, the Company eliminated from assets and accumulated depreciation $5,884 and $410, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

3. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2017	December 31, 2016
Finished products	$107,966	$103,832
Raw materials	15,349	16,744
	$123,315	$120,576

As of September 30, 2017, we believe our inventories are valued at lower of cost or market.

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

4. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Insecticides	$24,866	$25,478	$102,249	$89,496
Herbicides/soil fumigants/fungicides	32,717	34,242	68,783	80,009
Other, including plant growth regulators	17,191	13,328	30,680	23,148
Net sales:	74,774	73,048	201,712	192,653
Non-crop	15,201	9,399	36,841	31,992
Total net sales:	$89,975	$82,447	$238,553	$224,645
Net sales:
US	$65,842	$60,033	$173,877	$161,661
International	24,133	22,414	64,676	62,984
Total net sales:	$89,975	$82,447	$238,553	$224,645

5. Accrued Program Costs—In accordance with FASB ASC 605, the Company classifies amounts expected to be paid to its customers as a reduction of sales revenues. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US agricultural and non-crop chemicals market places. For accounting purposes, programs are recorded as a reduction in gross sales and include market discounts from gross sales, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. Each quarter management compares individual sale transactions with programs to determine what, if any, program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management will make adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  No significant changes in estimates were made during the three and nine months ended September 30, 2017 and 2016, respectively.

6. The Company has declared and/or paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
September 18, 2017	October 5, 2017	October 19, 2017	$0.015	$439
June 8, 2017	June 30, 2017	July 14, 2017	$0.015	$437
March 7, 2017	March 31, 2017	April 14, 2017	$0.015	$435
December 18, 2016	December 23, 2016	January 6, 2017	$0.010	$289

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to AVD	$4,089	$2,877	$11,845	$8,917
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,193	28,957	29,064	28,886
Dilutive effect of stock options and grants	590	539	584	499
	29,783	29,496	29,648	29,385

For the three and nine months ended September 30, 2017 and 2016, no stock options were excluded from the computation of diluted earnings per share.

8. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. The Company has no short term debt as of September 30, 2017 and December 31, 2016.  These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2017	December 31, 2016
Revolving line of credit	$58,375	$41,400
Deferred loan fees	(996)	(449)
Net long-term debt	$57,379	$40,951

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250 million, an accordion feature of up to $100 million and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.   The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At September 30, 2017, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $124,724. This compares to an available borrowing capacity of $95,985 as of September 30, 2016. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have decreased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

9. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2017 presentation.

10. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2017 and 2016, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three and nine months ended September 30, 2017 and 2016.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2017
Incentive Stock Options	$80	$250	$94	0.3
Restricted Stock	635	2,068	4,475	1.2
Performance Based Restricted Stock	299	920	1,901	2.0
Performance Based Options	249	347	69	0.3
Total	$1,263	$3,585	$6,539
September 30, 2016
Incentive Stock Options	$71	$252	$497	1.2
Restricted Stock	406	1,100	2,545	1.8
Performance Based Restricted Stock	100	240	857	1.4
Performance Based Options	11	64	173	1.2
Total	$588	$1,656	$4,072

Stock Options—During the three and nine months ended September 30, 2017, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2016	541,905	$9.33	$7.97
Options exercised	(15,000)	7.50	—
Options forfeited	(3,919)	11.49	—
Balance outstanding, March 31, 2017	522,986	9.37	7.99
Options exercised	(21,300)	7.50	—
Options forfeited	(3,183)	11.49	—
Balance outstanding, June 30, 2017	498,503	9.43	8.03
Options exercised	(12,000)	7.50	—
Options forfeited	(4,285)	11.49	—
Balance outstanding, September 30, 2017	482,218	$9.46	$8.05

Information relating to stock options at September 30, 2017, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	250,050	38	$7.5	250,050	$7.50
$11.32—$14.75	232,168	83	11.58	34,334	12.07
	482,218		$9.46	284,384	$8.05

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of September 30, 2017, were as follows:

As of September 30, 2017	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	482,218	$9.46	60	$6,480
Expected to Vest	480,800	$9.46	60	$6,464
Exercisable	284,384	$8.05	41	$4,222

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to stock options of $80 and $71, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to stock options of $250 and $252, respectively.

As of September 30, 2017, the Company had approximately $94 of unamortized stock-based compensation related to unvested stock options outstanding. This amount will be recognized over the weighted-average period of 0.3 years. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Common stock grants — A summary of non-vested shares as of, and for, the nine months ended September 30, 2017 and 2016 is presented below:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	324,756	$14.75	362,841	$20.43
Granted	251,475	16.10	—	—
Vested	(10,100)	12.95	(127,274)	31.29
Forfeited	(6,544)	15.26	(16,008)	23.67
Nonvested shares at March 31st	559,587	15.38	219,559	14.59
Granted	38,502	17.08	140,541	15.08
Vested	(188,400)	15.22	(22,639)	15.63
Forfeited	(6,593)	15.55	(6,457)	14.98
Nonvested shares at June 30th	403,096	15.61	331,004	14.72
Granted	1,000	19.90	1,668	16.75
Vested	(1,065)	12.88	(2,566)	19.18
Forfeited	(5,209)	15.80	(12,822)	14.98
Nonvested shares at September 30th	397,822	$15.63	317,284	$14.69

Common stock grants — During the nine months ended September 30, 2017, the Company issued a total of 290,977 shares of common stock to employees and directors. 24,312 shares vested immediately, 3,900 shares will vest in three equal tranches on the employee’s anniversary, 1,000 shares will cliff vest after one year of service, 2,500 shares will cliff vest after two years of service, and the remaining shares will cliff vest after three years of service. The shares granted in 2017 were average fair valued at $16.24 per share.  The fair value was determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

During the nine months ended September 30, 2016, the Company issued a total of 142,209 shares of restricted common stock to employees. Of these, 21,139 shares vested immediately and the remaining 121,070 shares will cliff vest after three years of service. The shares granted in 2016 were average fair valued at $15.10 per share. The fair value was determined by using the publicly traded share price as of the date the grant was approved. The Company will recognize as expense the value of restricted shares over the required service period.

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to restricted shares of $635 and $406, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to restricted shares of $2,068 and $1,100, respectively.

As of September 30, 2017, the Company had approximately $4,475 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.2 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of, and for, the nine months ended September 30, 2017 and 2016, respectively is presented below:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	119,022	$14.18	104,403	$17.05
Granted	121,194	15.40	—	—
Forfeited	—	—	(9,395)	17.65
Nonvested shares at March 31st	240,216	14.80	95,008	16.99
Granted	7,400	15.88	52,170	14.39
Vested	(48,046)	14.92	—	—
Forfeited	(12,560)	12.92	(19,612)	28.25
Nonvested shares at June 30th	187,010	14.93	127,566	14.20
Forfeited	(953)	15.21	(8,544)	14.39
Nonvested shares at September 30th	186,057	$14.93	119,022	$14.18

Performance Based Shares — During the nine months ended September 30, 2017, the Company issued a total of 128,594 performance based shares to employees. The shares granted during the nine months of 2017 have an average fair value of $15.43.  The fair value was determined by using the publicly traded share price as of the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on February 8, 2020 with a measurement period commencing January 1, 2017 and ending December 31, 2019. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2016 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

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

As of September 30, 2017, performance based shares related to EBIT and net sales have an average fair value of $16.10 per share. The fair value was determined by using the publicly traded share price as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $12.60 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to performance based shares of $299 and $100, respectively.  During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to performance based shares of $920 and $240, respectively.

As of September 30, 2017, the Company had approximately $1,901 of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the nine months ended September 30, 2017 and 2016, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2016 and March 31, 2017	82,334	$11.49	$—
Options forfeited	(50)	11.49	—
Balance outstanding, June 30, 2017	82,284	11.49	—
Options forfeited	(618)	11.49	—
Balance outstanding, September 30, 2017	81,666	$11.49	$—

Information relating to stock options at September 30, 2017 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	81,666	3	$11.49	—	$—

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2017 are as follows:

As of September 30, 2017	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	81,666	$11.49	3	$932
Expected to Vest	79,814	$11.49	3	$911
Exercisable	—	$—	—	$—

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to performance stock options of $249 and $11, respectively.  During the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation related to performance stock options of $347 and $64, respectively. As of September 30, 2017, the Company assessed the likelihood of achieving the performance measures based on peer group information currently available for the performance based options granted in 2014. Based on the performance thus far, the Company has concluded that it is likely that the performance measure based on EBIT and net sales will be met at 200% of targeted performance and have considered the related additional expense as of September 30, 2017. The performance options based on market price will also be met at 200%, however, the market condition is reflected in the grant date fair value valuation and no additional expenses were recognized as of September 30, 2017.

As of September 30, 2017, the Company had approximately $69 of unamortized stock-based compensation expenses related to unvested performance incentive stock options outstanding. This amount will be recognized over the weighted-average period of 0.3 years. This projected expense will change if any performance incentive stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

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

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia.  The Company has retained defense counsel and during 2017 year to date has substantially completed the production.  During the third quarter, the Company received a request from DoJ to interview several individuals who may be knowledgeable of the matter.  Those interviews are likely to take place during the fourth quarter. At this stage, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Harold Reed v. AMVAC et al.  During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs Harold Reed (an applicator) and 819596 Alberta Ltd. dba Jem Holdings (an application equipment rental company) allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta on April 2, 2014.  Plaintiffs allege, among other things, that Amvac was negligent and failed to warn them of the risks of such application.  Reed seeks damages of $250 for alleged pain and suffering, while Jem Holdings seeks $60 in alleged lost equipment; both plaintiffs also seek unspecified damages as well.  Also during January 2017, the Company received notice that four related actions relating to the same incident were filed with the same court: (i) Van Giessen Growers, Inc. v Harold Reed et al (No. 160303906)(in which grower seeks $400 for alleged loss of potatoes); (ii) James Houweling et al. v. Harold Reed et al. (No. 160104421)(in which equipment owner seeks damages for alleged lost equipment); (iii) Chin Coulee Farms, etc. v. Harold Reed et al. (No. 150600545)(in which owner of potatoes and truck seeks $530 for alleged loss thereof); and (iv) Houweling Farms v. Harold Reed et al. (No. 15060881)(in which owner of several Quonset huts seeks damages for  alleged lost improvements, equipment and business income equal to $4,300).  The Company was subsequently named as cross-defendant in those actions by Reed. During the third quarter, counsel for the Company filed a Statement of Defence (the Canadian equivalent of an answer), alleging that Reed was negligent in his application of the product and that the other cross-defendants were negligent for using highly flammable insulation and failing to maintain sparking electrical fixtures in the storage units affected by the fire.  The Company believes that the claims against it in these matters are without merit and intends to defend them vigorously.  At this stage in the proceedings, however, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

13.  Environmental— During the reporting period, there has been a material development in respect of a pending environmental matter as follows:

Environmental Site Characterization.  As reported in greater detail in the Company’s Form 10-K for the period ended December 31, 2016, soil and groundwater characterization commenced at our Los Angeles manufacturing facility in December 2002 in conjunction with a Site Investigation Plan that was approved by the Department of Toxic Substances Control (“DTSC”).  Site investigation (including extensive soil, soil gas, groundwater and air testing) continued through 2014, at the conclusion of which the Company submitted a remedial action plan (“RAP”) to DTSC.  Under the provisions of the RAP, the Company proposed not to disturb sub-surface contaminants, but to continue monitoring, maintain the cover above affected soil, enter into restrictive covenants regarding the potential use of the property in the future, and provide financial assurances relating to the requirements of the RAP.  In January 2017, the RAP was circulated for public comment.  DTSC responded to those comments and, on September 29, 2017, approved the RAP as submitted by the Company. The Company intends to prepare an operation and maintenance plan, to record covenants on certain affected parcels and to obtain further clarification on financial assurance obligations relating to the RAP.  At this stage, the Company does not believe that costs to be incurred in connection with the RAP will be material and has not recorded a loss contingency for these activities.

14. Recently Issued Accounting Guidance— In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230).  The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017.  Based on the composition of the Company’s cash and cash equivalent, adoption of the new standard is not expected to have a material impact on our consolidated cash flows statements.  The Company expects to adopt the standard for the financial year beginning January 1, 2018.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  These amendments will be effective upon adoption of Topic 606.  This standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.

We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. The Company is currently completing detailed contract reviews to evaluate whether the adoption could result in a change in the timing or amount of revenue recognition.  For certain products that are deemed to have no alternative use accompanied by an enforceable right to payment, recognition will change from point in time, to over time.  The Company is also evaluating the impact on timing and amounts of revenue recognition on certain licenses granted for the use of its intellectual property, as well as other revenue transactions.  The Company is in the process of determining what changes are needed to existing accounting policies and controls, as well as disclosures.  As of November 2, 2017, the Company has not yet determined whether the impact of adoption of Topic 606 will have a material impact on the Company’s financial condition, results of operations or cash flows.  The Company anticipates utilizing the modified retrospective method adoption for the financial year beginning January 1, 2018.

15. Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt payable to the bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt payable to bank.

16. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2016	$(4,851)
FX translation	757
Balance, March 31, 2017	(4,094)
FX translation	280
Balance, June 30, 2017	(3,814)
FX translation	(67)
Balance, September 30, 2017	$(3,881)

17. Equity Method Investments—TyraTech Inc. (“TyraTech”) is a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. As of September 30, 2017, the Company’s ownership position in TyraTech was approximately 15.11%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three and nine months ended September 30, 2017, the Company recognized losses of $29 and $140, respectively, as a result of the Company’s ownership position in TyraTech.  The Company recognized losses of $180 and $309, respectively, for the three and nine months ended September 30, 2016.

The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets. At September 30, 2017, the carrying value of the Company’s investment in TyraTech was $2,044 and the quoted market value of its shareholding was $1,210 based on the London Stock Exchange, Alternative Investment Market (“AIM”). At September 30, 2017, the Company performed an impairment review of its investment in TyraTech and concluded that the implied decrease in value was not other than temporary and no impairment charge was required.

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to the Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of September 30, 2017, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center.  For the three and nine months ended September 30, 2017, the Company recognized losses of $86 and $86, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. There were no similar losses recognized in the prior year comparative period.

18. Cost Method Investment–In February 2016, the Company made an equity investment in Biological Products for Agriculture (“Bi-PA”) through its Netherlands wholly-owned subsidiary. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2017, the Company’s ownership position in Bi-PA is 15%. At September 30, 2017, the carrying value of the Company’s investment in Bi-PA is $3,283. The Company utilizes the cost method of accounting with respect to this investment and periodically review the investment for possible impairment. There was no impairment on the investment as of September 30, 2017. The investment is recorded within other assets on the condensed consolidated balance sheets.

19. Income Taxes – Income tax expense increased by $576 to end at an expense of $1,954 for the three months ended September 30, 2017, as compared to $1,378 for the comparable period in 2016. The effective tax rate for the quarter was 32.1%, as compared to 31.3% in the same period of the prior year.  Income tax expense was $5,015 for the nine months ended September 30, 2017, as compared to $3,672 for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 29.2% and 27.9%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the first quarter of 2017, the Company adopted ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. For the nine months ended September 30, 2017, a discrete tax benefit of $333 was recognized as part of the income tax expense.

The Company has effectively settled its examination with the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2012 and 2014.  As a result, the Company increased deferred tax assets and income taxes payable at December 31, 2016 by $12,598.  The Company’s 2015 federal income tax return is still subject to IRS examination.  The Company’s state income tax returns are subject to examination for the 2012 through 2015 tax years.  On April 3, 2017, the Company paid the IRS $11,580.

20.  Acquisitions – During the first nine months of 2017, the Company completed two acquisitions with a combined purchase consideration of $25,100.  The preliminary allocation of the purchase price was $22,000 to product rights, $1,900 to trademarks, and $1,200 to customer lists.

The operating results of these acquisitions are immaterial to the accompanying condensed consolidated financial statements individually and in the aggregate.  Therefore, pro forma financial data is not presented.

On June 6, 2017, the Company’s principal operating subsidiary, Amvac Chemical Corporation, completed an acquisition of certain assets relating to the abamectin, chlorothalonil and paraquat product lines from a group of companies, including Adama Agricultural Solutions, Ltd.  The consideration for the acquired assets was paid in cash and has initially been allocated to inventory and intangible assets.  The acquired products were included in the Company’s results of operations from June 6, 2017 (the date of acquisition).

On August 22, 2017, the Company’s Netherlands-based subsidiary, AMVAC Netherlands BV, completed the acquisition of certain selective herbicides and contact fungicides including chlorothanonil, ametryn, and isopyrazam, sold in the Mexican agricultural market. The assets were purchased from Syngenta AG.  The consideration for the acquired assets was paid in cash and has initially been allocated to inventory and intangible assets.  The acquired products were included in the Company’s results of operations from August 22, 2017 (the date of acquisition).

21.  Subsequent Events – On October 2, 2017, the Company’s subsidiary, AMVAC Chemical, completed its acquisition of OHP, Inc., a US-based distribution company specializing in the greenhouse and nursery production markets throughout the United States and Puerto Rico.  OHP will continue to operate in its horticultural markets using OHP brands.

On October 27, 2017, the Company’s wholly-owned subsidiary, AMVAC Netherlands BV, completed its acquisition of Grupo Agricenter, a distribution company based in Central America.

The combined cash consideration was approximately $41,750, plus inventory and other deferred performance driven payments.  These acquisitions were funded from the borrowings on our credit facility agreement.

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

MANAGEMENT OVERVIEW

Overall financial performance for the quarter ended September 30, 2017 included sales of $89,975, which were up approximately 9%, as compared to sales of $82,447 for the third quarter of 2016. Our gross profit performance ended at $38,032 or 42% of sales, as compared to $32,986 or 40% of sales for the comparable quarter last year. Operating costs increased to 35% of sales for the three months ended September 30, 2017 as compared to 34% for the same period in prior year.  Overall net income increased by $1,212 or 42% at $0.14 per basic and diluted share as compared to $0.10 per basic and diluted share this time last year.

Overall financial performance for the nine month period ended September 30, 2017 included improved sales and net income, as compared to the same period in 2016. Sales for the period were up approximately 6% to $238,553, as compared to $224,645 for the first nine months of 2016. Under absorption of factory costs for the nine month period reduced from 4% of sales to 3% of sales. Our gross profit performance ended at $102,451 or 43% of sales, as compared to $91,884 or 41% of sales for the comparable prior period. Operating expenses remained flat at 35% of net sales and net income improved by $2,928 or 33% to $0.41 per basic share and $0.40 per diluted share, as compared to $0.31 per basic and $0.30 per diluted share.

Net sales for our crop business were up 2% in the quarter and 5% year to date, as compared to the same periods of the prior year. This included a benefit of approximately $7,150 in sales of products from acquisitions concluded earlier in 2017, partially offset by a reduction in the price of Impact in the form of a $2,100 program accruals against inventory in the channel  Our non-crop business was up 62% in the three month period ended September 30, 2017 and 15% in the nine month period, as compared to this time last year due primarily to strong sales of our mosquito control insecticide Dibrom® in the aftermath of domestic hurricanes.  Our international sales were up 8% for the three months ended September 30, 2017 and were up 3% for the nine months ended September 30, 2017.  A more detailed discussion of general market conditions and sales performance by category of products appears below.

When considering the condensed consolidated balance sheet, as of September 30, 2017, net debt was increased by $12,891 and $16,428, as compared to September 30, 2016 and December 31, 2016, respectively. This increase is partly the result of funding product line acquisitions announced during the third quarter of 2017.  Debt, net of deferred loan fees, at September 30, 2017 and at December 31, 2016 were $57,379 and $40,951, respectively. Inventory ended the quarter at $123,315 including the impact of newly acquired products and was $120,576 as of December 31, 2016. This compared to $141,678 as of September 30, 2016.

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2017	2016	Change	% Change
Net sales:
Insecticides	$24,866	$25,478	$(612)	-2%
Herbicides/soil fumigants/fungicides	32,717	34,242	(1,525)	-4%
Other, including plant growth regulators	17,191	13,328	3,863	29%
Total crop	74,774	73,048	1,726	2%
Non-crop	15,201	9,399	5,802	62%
	$89,975	$82,447	$7,528	9%
Cost of sales:
Insecticides	$16,141	$17,029	$(888)	-5%
Herbicides/soil fumigants/fungicides	19,551	18,146	1,405	8%
Other, including plant growth regulators	10,230	9,609	621	6%
Total crop	45,922	44,784	1,138	3%
Non-crop	6,021	4,677	1,344	29%
	$51,943	$49,461	$2,482	5%
Gross profit:
Insecticides	$8,725	$8,449	$276	3%
Herbicides/soil fumigants/fungicides	13,166	16,096	(2,930)	-18%
Other, including plant growth regulators	6,961	3,719	3,242	87%
Gross profit crop	28,852	28,264	588	2%
Gross profit non-crop	9,180	4,722	4,458	94%
	$38,032	$32,986	$5,046	15%
Gross margin crop	39%	39%
Gross margin non-crop	60%	50%
Total gross margin	42%	40%

	2017	2016	Change	% Change
Net sales:
US	$65,842	$60,033	$5,809	10%
International	24,133	22,414	1,719	8%
	$89,975	$82,447	$7,528	9%

The improved quarterly sales performance was driven by three primary factors.  First, we experienced increased demand of our mosquito control product Dibrom® in the Gulf states following Hurricane Harvey and Hurricane Irma.  Second, our cotton harvest defoliant Folex® generated strong sales arising from an increase in U.S. cotton acres planted (which were up about 20% over the prior year).    Third, we posted incremental quarterly revenues as a result of three products acquired from Adama during the second quarter.  Partially offsetting these year-over-year increases were lower sales of our corn herbicide in the Midwest market, slower sales of soil fumigants due primarily to weather-related factors, and a decline in one of our insecticides sold in international markets.

Across our crop business, net sales of our insecticides group were down approximately 2% to end at $24,866, as compared to $25,478 during the third quarter of 2016. Within this category, net sales of our granular insecticides were up approximately 4%, as compared to prior year, with some gains in Aztec, Counter and Thimet products, offset by timing declines in our Mocap and Nemacur products sold primarily in International markets.  Net sales of our non-granular crop insecticides were down marginally, although this category did benefit from sales of the newly acquired Abamectin insecticide product, Abba Ultra®.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the third quarter of 2017 declined by approximately 4% to $32,717 from $34,242 in the comparable period of 2016. Net sales of our herbicide products increased approximately 20%, with the introduction of our newest paraquat herbicide, Parazone®, more than offsetting reduced sales of our post emergent corn herbicide, Impact®, which resulted from highly competitive market conditions this year in the Midwest region. During the three months ended September 30, 2017, we announced reduced Impact selling prices and accrued an appropriate rebate for channel inventory in response to anticipated competition in the post emergent herbicide market for the new growing season. This resulted in a charge to income (as a reduction in net sales) in the amount of approximately $2,100 during the period.

Sales of Dacthal® for use on a wide variety of high-valued vegetable crops held steady with the prior year and we enjoyed increased sales of our international herbicide products Hyvar® and Krovar®, up almost 100% compared to the same quarter of 2016.  Our soil fumigants business declined from the prior year’s third quarter due to an application rate reduction by one of our customers, and significant disruptions in post-harvest applications caused in the Southeast U.S. by Hurricane Irma.  In fungicides, we had steady sales of our PCNB product and posted additional sales of the newly acquired chlorothalonil fungicide, Equus.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were up 29%, as compared to the third quarter of 2016.  Significant quarterly sales of our Folex® cotton defoliant along with our growth regulator product NAA drove this positive performance. Offsetting these strong factors were somewhat lower sales of our Metaldehyde granules, our SmartBlock potato sprout inhibitor, and our toll manufacturing revenue which will be recognized in the fourth quarter of 2017.

Our non-crop sales ended the third quarter of 2017 at $15,201 up 62%, as compared to $9,399 for the same period of the prior year.  The main driver of this gain was the year-over-year increase in our aerial-applied mosquito adulticide Dibrom® due to the increased demand for insect control following the Hurricanes Harvey and Irma that struck Texas, Florida and other Southeastern states. We experienced slightly lower quarterly sales of our insecticide products for commercial pest control and our pharmaceutical products.

Our international sales increased 8% ending at $24,133, as compared to $22,414 for the third quarter of the prior year.  This performance was driven by strong sales of our Hyvar® and Krovar® herbicide brands, offset by lower Mocap and Nemacur insecticides.

Our cost of sales for the third quarter of 2017 was $51,943 or 58% of sales. This compared to $49,461 or 60% of sales for the same period of 2016. The Company aggregates a number of key variable, semi-variable and fixed cost components within reported cost of sales.  The raw materials element of our cost of sales remained approximately flat as compared to this time last year. The third quarter was a strong manufacturing quarter with high output, as the Company prepares for the new US growing season which, commences on October 1. Factory performance in the third quarter of 2017 was slightly stronger than the prior year. As a result, the unrecovered element of factory costs decreased to 2% of sales as compared to a cost of 3% of sales in the same period of the prior year. Finally, the Company made more sales with higher margins in 2017 primarily driven by strong market performance in some of our key markets.

Gross profit for the third quarter of 2017 improved by $5,046, or 15%, to end at $38,032, as compared to $32,986 for the third quarter of 2016.  Gross margin percentage ended at 42% in the three months ended September 30, 2017, as compared to 40% in the same period of the prior year.  This strong performance was primarily driven by sales of higher margin products, production planning, and a $1,000 improvement in factory under absorption costs in light of strong factory utilization rates and inventory cost adjustments based upon capacity use studies.

As discussed below in detail by department, operating expenses increased by $3,284 to $31,570 for the three months ended September 30, 2017, as compared to the same period in 2016. That increase arose as the Company incurred one-time costs (of approximately $800) related to multiple acquisitions.  In addition, we incurred higher regulatory costs relating to re-registration requirements for several of our organophosphate active ingredients, which constitute an important part of the Company’s portfolio, and heightened investment in product development to help fill our pipeline with new products (of approximately $1,440).  Further, we invested more heavily in SIMPAS (an increase of approximately $400), particularly in connection with the GPS integration effort, in order to bring that technology closer to commercialization. These expenditures should serve to generate a long term return on investment.

The differences in operating expenses by department are as follows:

	2017	2016	Change	% Change
Selling	$6,671	$7,096	$(425)	-6%
General and administrative	9,227	7,546	1,681	22%
Research, product development and regulatory	7,324	5,200	2,124	41%
Freight, delivery and warehousing	8,348	8,444	(96)	-1%
	$31,570	$28,286	$3,284	12%

•

Selling expenses decreased by $425 to end at $6,671 for the three months ended September 30, 2017, as compared to the same period of 2016.  The main driver for the decrease is related to lower costs associated with quality claims.

•

General and administrative expenses increased by $1,681 to end at $9,227 for the three months ended September 30, 2017, as compared to the same period of 2016.  The increase in cost was driven primarily by financial and legal diligence related acquisition costs and to a lesser extent, intangible asset amortization associated with product acquisitions.

•

Research, product development costs and regulatory expenses increased by $2,124 to end at $7,324 for the three months ended September 30, 2017, as compared to the same period of 2016. The increase is related to more regulatory activity defending our expanding portfolio of products and additional product development studies, again driven by expanding portfolio and continued progress on our investment in developing SIMPAS technology.

•

Freight, delivery and warehousing costs for the three months ended September 30, 2017 were $8,348 or 9.4% of sales as compared to $8,444 or 10.2% of sales for the same period in 2016. This improvement was primarily driven by reduced inventory levels driving overall lower warehouse costs and  mix of sales, including lower sales of our high volume bulk fumigant products, in comparison to the same period of the prior year.

Interest costs net of capitalized interest, were $375 in the three months ended September 30, 2017, as compared to $301 in the same period of 2016. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$44,897	$320	2.9%	$44,617	$241	2.2%
Amortization of deferred loan fees	—	57	—	—	62	—
Subtotal	44,897	377	3.4%	44,617	303	2.7%
Notes payable	—	—	—	9	—	—
Amortization of other deferred liabilities	—	7	—	—	9	—
Other interest expense	—	7	—	—	11	—
Subtotal	44,897	391	3.5%	44,626	323	2.9%
Capitalized interest	—	(16)	—	—	(22)	—
Total	$44,897	$375	3.3%	$44,626	$301	2.7%

The Company’s average overall debt for the three months ended September 30, 2017 was approximately flat at $44,897, as compared to $44,626 for the three months ended September 30, 2016. During the quarter, we continued to focus on managing our working capital and controlling our usage of revolving debt. Furthermore, we continued to follow our strategy in making product line acquisitions that fit our portfolio. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.4% for the three months ended September 30, 2017, as compared to 2.7% in 2016.

Income tax expense increased by $576 to end at an expense of $1,954 for the three months ended September 30, 2017, as compared to $1,378 for the comparable period in 2016. The effective tax rate for the quarter was 32.1%, as compared to 31.3% in the same period of the prior year. Our effective tax rate increased due to a relatively stronger performance for our domestic business, which is in a higher tax rate jurisdiction, offset by an increase in excess tax benefits related to stock options. Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended September 30, 2017 the Company recognized a loss of $29 on our investment in TyraTech based upon its forecasted financial performance for 2017. This compared to a loss of $180 recognized in the comparable period of 2016. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets.

During the three months ended September 30, 2017, the Company recognized a loss of $86 through its Hong Kong Joint Venture on our investment in Profeng.  No comparable loss was recognized in 2016.  The Company’s investment in the Hong Kong Joint Venture is included in other assets on the condensed consolidated balance sheets.

Non-controlling interest amounted to a loss of $71 in the three months ended September 30, 2017, as compared to $36 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the three months ended September 30, 2017 was $4,089 or $0.14 per basic and diluted share, as compared to $2,877 or $0.10 per basic and diluted share in the same period of 2016.

Nine Months Ended September 30:

	2017	2016	Change	% Change
Net sales:
Insecticides	$102,249	$89,496	$12,753	14%
Herbicides/soil fumigants/fungicides	68,783	80,009	(11,226)	-14%
Other, including plant growth regulators	30,680	23,148	7,532	33%
Total crop	201,712	192,653	9,059	5%
Non-crop	36,841	31,992	4,849	15%
Total net sales	$238,553	$224,645	$13,908	6%
Cost of sales:
Insecticides	$64,495	$59,244	$5,251	9%
Herbicides/soil fumigants/fungicides	38,221	42,907	(4,686)	-11%
Other, including plant growth regulators	17,418	15,184	2,234	15%
Total crop	120,134	117,335	2,799	2%
Non-crop	15,968	15,426	542	4%
Total cost of sales	$136,102	$132,761	$3,341	3%
Gross profit:
Insecticides	$37,754	$30,252	$7,502	25%
Herbicides/soil fumigants/fungicides	30,562	37,102	(6,540)	-18%
Other, including plant growth regulators	13,262	7,964	5,298	67%
Gross profit crop	81,578	75,318	6,260	8%
Gross profit non-crop	20,873	16,566	4,307	26%
Total gross profit	$102,451	$91,884	$10,567	12%
Gross margin crop	40%	39%
Gross margin non-crop	57%	52%
Total gross margin	43%	41%

	2017	2016	Change	% Change
Net sales:
US	$173,877	$161,661	$12,216	8%
International	64,676	62,984	1,692	3%
Total net sales	$238,553	$224,645	$13,908	6%

Sales for the nine months ended September 30, 2017 improved by nearly 6% to end at $238,553, as compared to $224,645, this time last year. This year-over-year improvement was driven by three major factors: first, our cotton products generated strong sales arising from an increase in U.S. cotton acres planted; second, we experienced incremental sales attributable to the acquisition of three new products; and third, increased post-hurricane demand for our mosquito adulticide. Partially offsetting these year-over-year increases were lower sales of our corn herbicide into the Midwest market and slower sales of soil fumigants primarily due to several weather-related application interruptions.

Across our crop business, net sales of our insecticides group were up approximately 14% to end at $102,249, as compared to $89,496 during the nine months ended September 30, 2016. Within this category, net sales of our non-granular insecticides increased by 38% driven by our cotton insecticide Bidrin® which posted significantly increased sales due to the increase in 2017 U.S. cotton acres and an increase in foliar pest pressure, as compared to extremely low infestation levels of 2016. Further, net sales of our granular soil insecticides were up 9%. This increase was due to the strong performance of our granular products including corn insecticides Aztec® and SmartChoice; Thimet® (used primarily in peanuts and sugar cane) and Counter®, which is largely used for nematode control in corn and sugar beets. We also recorded additional sales with our newly acquired insecticide Abba Ultra®. Offsetting these increases, in our International business, sales of Mocap were relatively flat, and we experienced softer sales of our Nemacur® brand.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the nine months ended September 30, 2017 declined by approximately 14% to $68,783 from $80,009 in the comparable period of 2016. During the period, we saw significantly weaker sales of our corn herbicide, Impact® in the Midwest region caused by wide-spread generic price reductions on competitive post-emergent herbicide products. Further, as mentioned above, our soil fumigants business declined by approximately 14% from the prior year due to excessively wet weather in several regions of the United States which inhibited the application of these liquid products.   We experienced a modest decline in sales of our Scepter® soybean herbicide, sold in the U.S. market, and our Hyvar® and Krovar® herbicides, which are sold in international markets. Offsetting these declines were a slight increase in sales of Dacthal®, for use on a wide variety of high valued vegetable crops, and incremental sales of the newly acquired chlorothalonil fungicide, Equus® and paraquat herbicide, Parazone®.

Within the group of other products (which includes plant growth regulators, molluscicides and tolling activity), net sales were up about 33%, as compared to the first half of 2016. This improvement was driven by both significantly higher sales of our Folex® cotton defoliant, due to increased harvested cotton acres in 2017, and stronger sales of our growth regulator product NAA. Offsetting these upside performances, our tolling revenues were lower as a result of timing and will catch up in the final quarter of the year.

Our year-to-date non-crop sales ended up about 15% at $36,841, as compared to $31,992 for the same period of the prior year. This category benefitted from much higher sales of our aerial-applied mosquito adulticide Dibrom® resulting from hurricane Harvey (Texas) and Hurricane Irma (Florida & Georgia). These positive factors were partially offset by lower sales of our pharmaceutical products and a lower royalty payment received on our Envance consumer pest control products.

Our international sales ended up 3% at $64,676, as compared to $62,984 for the first nine month of the prior year.  This was a result of increase in sales in our Counter and Aztec products that is somewhat offset by reduced sales of our Hyvar® and Krovar® herbicides, our Nemacur insecticide, and relatively flat sales of our Mocap insecticide and a variety of other products.

Our cost of sales for the nine months ended at $136,102 or 57% of net sales. This compares to $132,761 or 59% of net sales in the same period of 2016. The decrease in cost of sales as a percentage of net sales in 2017 was primarily the result of three drivers: first, our purchasing team has contained raw material prices; second, our manufacturing performance has improved including some minor inflation in manufacturing costs more than offset by better manufacturing output as we have continued to manage inventory and output levels in our plants; and third, the Company made more sales with higher margins in 2017 primarily driven by strong market performance in some of our key markets.

Gross profit for the nine months ended September 30, 2017 improved by $10,567, or 12%, to end at $102,451, as compared to $91,884 for the nine months of 2016.  Gross margin percentage ended at 43% in the first nine months of 2017, as compared to 41% in the same period of the prior year.  This strong performance was primarily driven by containing raw material pricing, effective production planning and favorable sales mix performance.

As discussed below in detail by department, operating expenses increased by $6,746 to $84,175 for the nine months ended September 30, 2017, as compared to the same period in 2016. That increase arose from one-time charges for outside services related to acquisition diligence activities (of approximately $936), legal defense of the criminal investigation related to the importation of Thimet containers (of approximately $1,900), regulatory costs for re-registration of several organophosphate patents and field trials for development uses and products (of approximately $1,600), and further investment in business development personnel, SIMPAS technology and support for Smartbox systems in the field (of approximately $1,200).

The changes in operating expenses by department are as follows:

	2017	2016	Change	% Change
Selling	$19,833	$19,597	$236	1%
General and administrative	27,137	23,263	3,874	17%
Research, product development and regulatory	19,013	15,995	3,018	19%
Freight, delivery and warehousing	18,192	18,574	(382)	-2%
	$84,175	$77,429	$6,746	9%
•

Selling expenses increased by $236 to end at $19,833 for the nine months ended September 30, 2017, as compared to the same period of 2016. The main drivers were an increase in advertising and marketing activities in both our domestic and international regions offset by lower quality complaints.

•

General and administrative expenses increased by $3,874 to end at $27,137 for the nine months ended September 30, 2017, as compared to the same period of 2016.  The main drivers for the increase are primarily driven by increased legal costs (including approximately $2,246 in costs of defending discovery in connection with a criminal investigation), both legal and financial acquisitions related diligence costs, and intangible asset amortization associated with product acquisitions.

•

Research, product development costs and regulatory expenses increased by $3,018 to end at $19,013 for the nine months ended September 30, 2017, as compared to the same period of 2016. The main drivers were additional regulatory studies, increased staffing as we drive product development across our expanding portfolio and business development activities, primarily focused on our new SIMPAS technology.

•

Freight, delivery and warehousing costs for the nine months ended September 30, 2017 were $18,192 or 7.6% of sales as compared to $18,574 or 8.2% of sales for the same period in 2016. This improvement was primarily driven by reduced inventory levels driving overall carrying costs and the mix of sales and customer destinations in 2017 year to date, as compared to the same period of the prior year.

Interest costs net of capitalized interest were $1,073 in the first nine months of 2017, as compared to $1,304 in the same period of 2016. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$44,706	$870	2.6%	$63,949	$1,098	2.3%
Amortization of deferred loan fees	—	182	—	—	187	—
Subtotal	44,706	1,052	3.1%	63,949	1,285	2.7%
Notes payable	—	—	—	27	1	—
Amortization of other deferred liabilities	—	23	—	—	28	—
Other interest expense	—	63	—	—	35	—
Subtotal	44,706	1,138	3.4%	63,976	1,349	2.8%
Capitalized interest	—	(65)	—	—	(45)	—
Total	$44,706	$1,073	3.2%	$63,976	$1,304	2.7%

The Company’s average overall debt for the nine months ended September 30, 2017 was $44,706, as compared to $63,976 for the nine months ended September 30, 2016. During the period, we continued to focus on managing our working capital and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.1% for the nine months ended September 30, 2017, as compared to 2.7% in 2016.

Income tax expense increased by $1,343 to end at an expense of $5,015 for the nine months ended September 30, 2017, as compared to $3,672 for the comparable period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 29.2%, as compared to 27.9% in the same period of the prior year. Our effective tax rate increased due to a relatively stronger performance for our domestic business, which is in a higher tax rate jurisdiction, offset by an increase in excess tax benefits related to stock options.  Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the nine months ended September 30, 2017 we recognized a loss of $140 on our investment in TyraTech. This compared to a loss of $309 recognized in the comparable period of 2016. This reflected their forecast financial performance for 2017 and a true up of their 2016 performance, which improved in comparison to 2015. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets.

During the nine months ended September 30, 2017, the Company recognized a loss of $86 through our Hong Kong Joint Venture on its investment in Profeng.  No comparable loss was recognized in 2016.  The Company’s investment in the Hong Kong Joint Venture is included in other assets on the condensed consolidated balance sheets.

Non-controlling interest amounted to an income of $117 in the nine months ended September 30, 2017, as compared to $253 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the nine months ended September 30, 2017 was $11,845 or $.41 per basic and $0.40 per diluted share, as compared to $8,917 or $0.31 per basic and $0.30 per diluted share in the same period of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Although our net income for the nine months ended September 30, 2017 increased by $2,792 as compared to the same period in 2016, cash generated by operating activities decreased by $17,956.  This was principally due to a tax payment to the IRS for back taxes of $11,580 and a net decrease of $557 to other tax liability activities.  Other items that changed cash generated by operating activities are as described:  non-cash depreciation, amortization of intangibles and other long term assets and discounted future liabilities generated $16,373, as compared to $16,330 in the prior year; stock based compensation of $3,585 as compared to $1,656 for the nine months ended September 30, 2016; and other non-cash adjustments including loss from equity method investment provided a net cash inflow of $32,152, as compared to $27,383 in the same period of 2016.

As of September 30, 2017, our working capital increased to $144,084, as compared to $130,001 at December 31, 2016. This change was mainly driven by the increase in accounts receivable. This time last year our working capital amounted to $153,466.  The cash generated as a result of this reduction as of September 30, 2017 has been used to make product line acquisitions and to pay down debt.

During the nine months ended September 30, 2017, net sales ended up 6% at $238,553, as compared to the same period of 2016. At September 30, 2017 accounts receivable increased by 9%, as compared to the balance as of September 30, 2016. During the nine months ended September 30, 2017 the level of accounts receivable increased by $15,746, as compared to December 31, 2016. This change is driven by timing and by the mix of sales of products, customers and regions in the period to September 30, 2017.

Inventories at September 30, 2017 ended at $123,315 ($141,678 at September 30, 2016), which was an increase of $2,213 as compared to December 31, 2016. It is normal at this point in the agricultural season to see our inventories increase as we work to supply grower demand in a timely manner. This year we continued to control inventory levels to focus on managing our working capital levels. As of September 30, 2017, we believe our inventories are valued at the lower of cost or market.

The Company accrues product specific programs based on agreements with customers and calculated as a percentage of sales. Program accruals at any balance sheet date depend on the mix of customers and products sold in the previous period. The level of the accrual at any point is also affected by the growing season that is the focus of the product and the agreed periodicity of payments. Typically crop products have a growing season that ends on September 30th each year. During the nine months ended September 30, 2017, the Company made accruals in the amount of $37,738. Programs are primarily paid out to customers either in the final quarter of the fiscal year or the first quarter of the next fiscal year. However, some programs for some products and markets are paid either more frequently or at different times in the calendar year. During the first nine months of 2017, the Company made payments in the amount of $15,018. Payments are not generally significant in the second and third quarters of each fiscal year. During the nine months ended September 30, 2016, the Company accrued $45,456 and made payments in the amount of $14,920.

Prepaid expenses at September 30, 2017 amounted to $13,543 ($12,270 at September 30, 2016), as compared to $ 11,424 at December 31, 2016.  As of September 30, 2017, accounts payable amounted to $29,355 ($23,268 at September 30, 2016), as compared to $24,358 at December 31, 2016.  In 2017, we have continued to focus on improving our demand forecasting, planning for production and management of inventories. The increase in accounts payables as of September 30, 2017, as compared to September 30, 2016 and December 31, 2016, is primarily due to demand driven higher raw material purchases towards the end of the third quarter and planning for the start of the final quarter of the year.

The Company utilized $32,187 for investing activities during the nine months ended September 30, 2017, as compared to $9,629 during the same period of 2016. The Company made investments in capital expenditures in the current year, primarily focused on expanding plant capabilities. Furthermore, during the nine month period, the Company paid a total of $25,904 to complete four product line acquisitions and, furthermore, made a $950 capital contribution to the Hong Kong Joint Venture. That capital contribution was then used to invest in Profeng, a business in Australia.  During the same period of the prior year the Company made a $3,283 investment in a Belgian Company that develops biological plant protection products that can be used for the control of pests and disease of agricultural crops and a small level of capital spending on our the manufacturing plants.

During the nine months ended September 30, 2017 financing activities provided $14,966, principally from the borrowings on the Company’s senior credit facility, as compared to utilizing $24,544 for the nine months ended September 30, 2016. This included a net borrowing of $16,975 against our facility, as compared to a net repayment of $24,000 for the same period last year. This overall performance for 2017 year to date was driven by generating cash from operations, managing our working capital while spending on fixed assets to ensure our manufacturing facilities are well maintained and fit for purpose.  Further, the Company received $820 from the sale of common stock under its Employee Stock Purchase Plan and issuance of stock options, as compared to providing $204 for the same period of last year. Finally, during the nine months to September 30, 2017 we paid dividends to investors in the amount of $1,161 as compared to $289 for the same period of the prior year.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2017		December 31, 2016
	Long-term	Total	Long-term	Total
Revolving line of credit	$58,375	$58,375	$41,400	$41,400
Deferred loan fees	(996)	(996)	(449)	(449)
Net long-term debt	$57,379	$57,379	$40,951	$40,951

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

At September 30, 2017, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $124,724. This compares to an available borrowing capacity of $95,985 as of September 30, 2016. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have decreased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

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

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740).  Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  Under the new standard, an entity is to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The new standard does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.  The new standard is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods.  The Company has considered its activities with regard to such intra-entity transfers, does not expect the adoption of ASU 2016-16 to have a material impact on our consolidated financial statements and will adopt the standard for the financial year beginning January 1, 2018.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  These amendments will be effective upon adoption of Topic 606.  This standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.

We have completed an initial scoping analysis of the effect of the standards to identify the revenue streams that may be affected by this ASU. The Company is currently completing detailed contract reviews to evaluate whether the adoption could result in a change in the timing or amount of revenue recognition.  For certain products that are deemed to have no alternative use accompanied by an enforceable right to payment, recognition will change from point in time, to over time.  The Company is also evaluating the impact on timing and amounts of revenue recognition on certain licenses granted for the use of its intellectual property, as well as other revenue transactions.  The Company is in the process of determining what changes are needed to existing accounting policies and controls, as well as disclosures.  As of November 2, 2017, the Company has not yet determined whether the impact of adoption of Topic 606 will have a material impact on the Company’s financial condition, results of operations or cash flows.  The Company anticipates utilizing the modified retrospective method adoption for the financial year beginning January 1, 2018.

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

As of September 30, 2017, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2017, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company has retained defense counsel and during 2017 year to date has substantially completed the production.  During the third quarter, the Company received a request from DoJ to interview several individuals who may be knowledgeable of the matter.  Those interviews are likely to take place during the fourth quarter. At this stage, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Harold Reed v. AMVAC et al.  During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs Harold Reed (an applicator) and 819596 Alberta Ltd. dba Jem Holdings (an application equipment rental company) allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta on April 2, 2014.  Plaintiffs allege, among other things, that Amvac was negligent and failed to warn them of the risks of such application.  Reed seeks damages of $250 for alleged pain and suffering, while Jem Holdings seeks $60 in alleged lost equipment; both plaintiffs also seek unspecified damages as well.  Also during January 2017, the Company received notice that four related actions relating to the same incident were filed with the same court: (i) Van Giessen Growers, Inc. v Harold Reed et al (No. 160303906)(in which grower seeks $400 for alleged loss of potatoes); (ii) James Houweling et al. v. Harold Reed et al. (No. 160104421)(in which equipment owner seeks damages for alleged lost equipment); (iii) Chin Coulee Farms, etc. v. Harold Reed et al. (No. 150600545)(in which owner of potatoes and truck seeks $530 for alleged loss thereof); and (iv) Houweling Farms v. Harold Reed et al. (No. 15060881)(in which owner of several Quonset huts seeks damages for  alleged lost improvements, equipment and business income equal to $4,300).  The Company was subsequently named as cross-defendant in those actions by Reed. During the third quarter, counsel for the Company filed a Statement of Defence (the Canadian equivalent of an answer), alleging that Reed was negligent in his application of the product and that the other cross-defendants were negligent for using highly flammable insulation and failing to maintain sparking electrical fixtures in the storage units affected by the fire.  The Company believes that the claims against it in these matters are without merit and intends to defend them vigorously.  At this stage in the proceedings, however, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

13.  Environmental— During the reporting period, there has been a material development in respect of a pending environmental matter as follows:

Environmental Site Characterization.  As reported in greater detail in the Company’s Form 10-K for the period ended December 31, 2016, soil and groundwater characterization commenced at our Los Angeles manufacturing facility in December 2002 in conjunction with a Site Investigation Plan that was approved by the Department of Toxic Substances Control (“DTSC”).  Site investigation (including extensive soil, soil gas, groundwater and air testing) continued through 2014, at the conclusion of which the Company submitted a remedial action plan (“RAP”) to DTSC.  Under the provisions of the RAP, the Company proposed not to disturb sub-surface contaminants, but to continue monitoring, maintain the cover above affected soil, enter into restrictive covenants regarding the potential use of the property in the future, and provide financial assurances relating to the requirements of the RAP.  In January 2017, the RAP was circulated for public comment.  DTSC responded to those comments and, on September 29, 2017, approved the RAP as submitted by the Company. The Company intends to prepare an operation and maintenance plan, to record covenants on certain affected parcels and to obtain further clarification on financial assurance obligations relating to the RAP.  At this stage, the Company does not believe that costs to be incurred in connection with the RAP will be material and has not recorded a loss contingency for these activities.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Statements of Comprehensive Income; (iii) Condensed consolidated Balance Sheets; (iv) Condensed consolidated Statements of Stockholders’ Equity; (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 2, 2017	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 2, 2017	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer