Form 10-Q
period 2018-03-31
AMERICAN VANGUARD CORP
filed 2018-05-08
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Common Stock, $.10 Par Value—29,865,756 shares as of May 1, 2018.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2018	2017
Net sales	$104,108	$70,673
Cost of sales	63,057	40,589
Gross profit	41,051	30,084
Operating expenses	33,700	24,951
Operating income	7,351	5,133
Interest expense, net	837	298
Income before provision for income taxes and loss on equity method investments	6,514	4,835
Income tax expense	1,692	1,380
Income before loss on equity method investments	4,822	3,455
Loss from equity method investments	217	42
Net income	4,605	3,413
Loss attributable to non-controlling interest	50	39
Net income attributable to American Vanguard	$4,655	$3,452
Earnings per common share—basic	$0.16	$0.12
Earnings per common share—assuming dilution	$0.16	$0.12
Weighted average shares outstanding—basic	29,282	28,947
Weighted average shares outstanding—assuming dilution	29,972	29,654

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31
	2018	2017
Net income	$4,605	$3,413
Comprehensive income:
Foreign currency translation adjustment	672	757
Comprehensive income	5,277	4,170
Loss attributable to non-controlling interest	50	39
Comprehensive income attributable to American Vanguard	$5,327	$4,209

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$13,018	$11,337
Receivables:
Trade, net of allowance for doubtful accounts of $298 and $46, respectively	111,638	102,534
Other	10,765	7,071
Total receivables, net	122,403	109,605
Inventories	143,231	123,124
Prepaid expenses	11,390	10,817
Total current assets	290,042	254,883
Property, plant and equipment, net	48,579	49,321
Intangible assets, net of applicable amortization	178,283	180,950
Goodwill	22,983	22,184
Other assets	26,906	28,254
Total assets	$566,793	$535,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$5,475	$5,395
Accounts payable	63,820	53,748
Deferred revenue	11,858	14,574
Accrued program costs	43,688	39,054
Accrued expenses and other payables	9,011	12,061
Income taxes payable	880	1,370
Total current liabilities	134,732	126,202
Long-term debt, net	90,325	77,486
Other liabilities, excluding current installments	10,328	10,306
Deferred income tax liabilities	17,250	16,284
Total liabilities	252,635	230,278
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 32,668,923 shares at March 31, 2018 and 32,241,866 shares at December 31, 2017	3,267	3,225
Additional paid-in capital	77,735	75,658
Accumulated other comprehensive loss	(3,835)	(4,507)
Retained earnings	245,056	238,953
Less treasury stock at cost, 2,450,634 shares at March 31, 2018 and December 31, 2017	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	313,954	305,060
Non-controlling interest	204	254
Total stockholders’ equity	314,158	305,314
Total liabilities and stockholders' equity	$566,793	$535,592

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2017	32,241,866	$3,225	$75,658	$(4,507)	$238,953	2,450,634	$(8,269)	$305,060	$254	$305,314
Adjustment to recognize new revenue recognition standard, net of tax	—	—	—	—	2,214	—	—	2,214	—	2,214
Adjustment to recognize new standard on taxes on foreign asset transfers					(180)			(180)		(180)
Stocks issued under ESPP	17,078	1	298	—	—	—	—	299	—	299
Cash dividends on common stock ($0.020 per share)	—	—	—	—	(586)	—	—	(586)	—	(586)
Foreign currency translation adjustment, net	—	—	—	672	—	—	—	672		672
Stock based compensation	—	—	1,309	—	—	—	—	1,309	—	1,309
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	409,979	41	470	—		—	—	511	—	511
Net income	—	—	—	—	4,655	—	—	4,655	(50)	4,605
Balance, March 31, 2018	32,668,923	$3,267	$77,735	$(3,835)	$245,056	2,450,634	$(8,269)	$313,954	$204	$314,158

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2018	2017
Cash flows from operating activities:
Net income	$4,605	$3,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed and intangible assets	4,983	3,939
Amortization of other long term assets and debt issuance costs	1,163	1,423
Amortization of discounted liabilities	102	6
Stock-based compensation	1,309	1,080
Increase in deferred income taxes	—	8
Operating loss from equity method investment	217	42
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(9,303)	11,422
Increase in inventories	(19,558)	(1,366)
Increase in prepaid expenses and other assets	(562)	(1,126)
(Increase) decrease in income tax receivable/payable, net	(497)	793
Increase (decrease) in accounts payable	9,613	(3,025)
Decrease in deferred revenue	(2,740)	(394)
Increase in accrued program costs	4,634	6,612
Decrease in other payables and accrued expenses	(3,201)	(5,657)
Net cash (used in) provided by operating activities	(9,235)	17,170
Cash flows from investing activities:
Capital expenditures	(1,553)	(3,080)
Acquisitions of businesses and intangible assets	(815)	(300)
Net cash used in investing activities	(2,368)	(3,380)
Cash flows from financing activities:
Payments under line of credit agreement	(23,000)	(27,000)
Borrowings under line of credit agreement	35,800	16,000
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholdings)	810	303
Payment of cash dividends	(438)	(289)
Net cash provided by (used in) financing activities	13,172	(10,986)
Net increase in cash and cash equivalents	1,569	2,804
Cash and cash equivalents at beginning of period	11,337	7,869
Effect of exchange rate changes on cash and cash equivalents	112	119
Cash and cash equivalents at end of period	$13,018	$10,792

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2.  Revenue Recognition—The Company recognizes revenue from the sale of its products, which include insecticides, herbicides, soil fumigants, and fungicides. The Company sells its products to customers, which include distributors and retailers. In addition, the Company recognizes royalty income from the sale of intellectual property. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31, 2018
	As reported	Without adoption of ASC 606
Net sales:
Crop:
Insecticides	$41,293	$41,317
Herbicides/soil fumigants/fungicides	32,185	32,185
Other, including plant growth regulators and distribution	17,840	17,840
	91,318	91,342
Non-crop, including distribution	12,790	12,790
Total net sales:	$104,108	$104,132
Net sales:
US	$69,815	$69,839
International	34,293	34,293
Total net sales:	$104,108	$104,132
Timing of revenue recognition:
Goods transferred at a point in time	$103,705	$104,132
Goods and services transferred over time	403	—
Total net sales:	$104,108	$104,132

In May 2014, Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification “ASC” 606). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In March 2016, FASB issued an amendment to the standard, ASU 2016-08, to clarify the implementation guidance on principal versus agent considerations. Under the amendment, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). In April 2016, FASB issued another amendment to the standard, ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, which retaining the related principles for those areas. The standard and the amendments are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  These amendments are effective upon adoption of ASC 606.  This standard also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows.

The Company adopted ASC 606 using the modified retrospective method, therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The Company determined that for certain products that are deemed to have no alternative use accompanied by an enforceable right to payment for performance completed to date, recognition will change from point in time, to over time.  These sales were previously recognized upon delivery, and are now recognized over time utilizing an output method.  In addition, the Company earns royalties on certain licenses granted for the use of its intellectual property, which were previously recognized over time.  For certain licenses that are considered functional intellectual property, revenue recognition is now at a point in time.

As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less (ii) allowing entities the option to treat shipping and handling activities that occur after control of the good transfers to the customer as fulfillment activities.

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment for product sales, but also occurs over time for certain products that are deemed to have no alternative use accompanied by an enforceable right to payment for performance completed to date. For revenue recognized over time, the Company uses an output measure, units produced, to measure progress. From time to time, the Company may offer a program to eligible customers, in good standing, that provides extended payment terms on a portion of the sales on selected products. The Company analyzes these extended payment programs in connection with its revenue recognition policy to ensure all revenue recognition criteria are satisfied at the time of sale.

Performance Obligations—A performance obligation is a promise in a contract or sales order to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s sales orders have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the sales orders. For sales orders with multiple performance obligations, the Company allocates the sales order’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. The Company’s performance obligations are satisfied at a point in time or over time as work progresses.

At March 31, 2018, the Company had $44,079 of remaining performance obligations, which is comprised of deferred revenue and services not yet delivered. The Company expects to recognize approximately all of its remaining performance obligations as revenue in fiscal 2018.

Contract Balances—The timing of revenue recognition, billings and cash collections results in deferred revenue in the consolidated balance sheet. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These liabilities are reported on the consolidated balance sheet at the end of each reporting period.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2018	December 31, 2017
Total receivables, net	$122,403	$109,605
Contract assets	3,000	—
Deferred revenue	11,858	14,574

Revenue recognized for the three months ended March 31, 2018, that was included in the deferred revenue balance at the beginning of 2018 was $12,740.

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated balance sheet (unaudited) as of December 31, 2017, (in thousands):

	As of December 31, 2017
	As previously reported	Adjustment due to adoption of ASC 606	As adjusted
Total assets	$535,592	$3,000	$538,592
Deferred income tax liabilities, net	16,284	786	17,070
Retained earnings	238,953	2,214	241,167

In accordance with ASC 606, the disclosure of the impact of adoption to our consolidated statements of operations was $24 reduction in net sales.  This revenue will move from being recognized at point in time to be recognized over time.  As such, the net sales will be reported as sales in a later quarter.

In accordance with ASC 606, the disclosure of the impact of adoption to our condensed consolidated balance sheet was as follows:

	As of March 31, 2018
	As reported	Balances without adoption of ASC 606	Impact
Assets:
Contract assets	$3,000	$—	$3,000
Current liabilities:
Deferred revenue	11,858	11,834	24
Deferred income tax liabilities	786	—	786
Stockholders' equity:
Retained earnings	245,056	242,842	2,214

3. Property, plant and equipment at March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017
Land	$2,458	$2,458
Buildings and improvements	16,732	16,678
Machinery and equipment	108,250	107,722
Office furniture, fixtures and equipment	5,179	4,713
Automotive equipment	1,010	735
Construction in progress	2,027	1,917
Total	135,656	134,223
Less accumulated depreciation	(87,077)	(84,902)
Property, plant and equipment, net	$48,579	$49,321

The Company recognized depreciation expense related to property and equipment of $2,303 and $1,950 for the three months ended March 31, 2018 and 2017, respectively.   During the three months ended March 31, 2018 and 2017, the Company eliminated from assets and accumulated depreciation $128 and $1,175, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

4. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished products	$125,498	$107,595
Raw materials	17,733	15,529
	$143,231	$123,124

As of March 31, 2018, we believe our inventories are valued at lower of cost or net realizable value.

In July 2015, FASB issued ASU 2015-11, Inventory (ASC 330).  ASC 330 previously required an entity to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU limits the scope to inventory that is measured using first-in, first-out (FIFO) or average cost and requires inventory be measured at the lower of costs or net realizable value. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new standard effective January 1, 2017.  There was no impact on this adoption.

5. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended March 31
	2018	2017
Net sales:
Crop:
Insecticides	$41,293	$37,942
Herbicides/soil fumigants/fungicides	32,185	20,021
Other, including plant growth regulators and distribution	17,840	3,392
	91,318	61,355
Non-crop, including distribution	12,790	9,318
Total net sales:	$104,108	$70,673
Net sales:
US	$69,815	$52,244
International	34,293	18,429
Total net sales:	$104,108	$70,673

6. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season.  The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US agricultural and non-crop chemicals market places. These discount Programs represent variable consideration.  In accordance with ASC 606, revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with programs to determine what, if any, estimated program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management will make adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  No significant changes in estimates were made during the three months ended March 31, 2018 and 2017, respectively.

7. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 8, 2018	March 30, 2018	April 13, 2018	$0.020	$586
December 12, 2017	December 27, 2017	January 10, 2018	$0.015	$438

8. ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of the condensed consolidated statements of operations. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consist of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to AVD	$4,655	$3,452
Denominator:
Weighted averages shares outstanding-basic	29,282	28,947
Dilutive effect of stock options and grants	690	707
	29,972	29,654

For the three months ended March 31, 2018 and 2017, no stock options were excluded from the computation of diluted earnings per share.

9. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017. The Company has no short term debt as of March 31, 2018 and December 31, 2017.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2018	December 31, 2017
Revolving line of credit	$91,225	$78,425
Deferred loan fees	(900)	(939)
Total indebtedness	$90,325	$77,486

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West as agent, swing line lender and Letter of Credit issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.  The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At March 31, 2018, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $124,936, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $119,994 as of March 31, 2017. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, which have improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

10. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2018 presentation.

11. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month period ended March 31, 2018, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

12. Stock Based Compensation—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation for all share-based payment awards made to employees and directors including shares of common stock granted for services, employee stock options, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months ended March 31, 2018 and 2017.

	Stock-Based Compensation for the Three months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
March 31, 2018
Restricted Stock	$666	$7,956	2.0
Unrestricted Stock	$96	$64	0.2
Performance Based Restricted Stock	547	3,562	2.4
Total	$1,309	$11,582

March 31, 2017
Incentive Stock Options	$84	$293	0.8
Restricted Stock	581	5,388	2.3
Unrestricted Stock	75	50	0.2
Performance Based Restricted Stock	300	2,385	2.5
Performance Based Options	40	128	0.8
Total	$1,080	$8,244

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share
Balance outstanding, December 31, 2017	472,783	$9.38
Options exercised	(40,923)	11.49
Options forfeited	—	—
Balance outstanding, March 31, 2018	431,860	$9.19

All outstanding awards were vested as of March 31, 2018 and the intrinsic value was $4,757.

Information relating to stock options at March 31, 2018, summarized by exercise price is as follows:

	Outstanding Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price
Incentive Stock Option Plan:
$7.50	249,050	32	$7.5
$11.32—$14.49	182,810	77	$11.49
	431,860	51	$9.19

Common stock grants — A summary of non-vested shares as of and for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	391,753	$15.63	324,756	$14.75
Granted	254,972	19.97	251,475	16.10
Vested	(8,800)	12.07	(10,100)	12.95
Forfeited	(5,265)	16.51	(6,544)	15.26
Nonvested shares at March 31st	632,660	$17.42	559,587	$15.38

Common stock grants — During the three months ended March 31, 2018, the Company issued a total of 254,972 shares of restricted common stock to employees. The shares will cliff vest after three years of service. The shares granted in 2018 were average fair valued at $19.97 per share.  The fair value was determined by using the publicly traded share price at market close as of the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

During the three months ended March 31, 2017, the Company issued a total of 251,475 shares of restricted common stock to employees. The shares will cliff vest after three years of service. The shares granted in 2017 were average fair valued at $16.10 per share. The fair value was determined by using the publicly traded share price at market close as of the date the grant was approved. The Company will recognize as expense the value of restricted shares over the required service period.

As of March 31, 2018 and 2017, the Company had approximately $7,956 and $5,388, respectively, of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.0 and 1.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the three months ended March 31, 2018 and 2017, respectively is presented below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	186,057	$14.93	119,022	$14.18
Granted	122,446	18.14	121,194	15.40
Vested	(14,625)	11.09	—	—
Forfeited	(1,765)	15.40	—	—
Nonvested shares at March 31st	292,113	$16.46	240,216	$14.80

Performance Based Shares — During the three months ended March 31, 2018, the Company issued a total of 122,446 performance based shares to employees. The shares granted during the first quarter of 2018 have an average fair value of $18.14.  The fair value was determined by using the publicly traded share price at market close as of the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving  in excess of the targeted performance.

During the three months ended March 31, 2017, the Company issued a total of 121,194 performance based shares to employees. The shares granted during the first quarter of 2018 have an average fair value of $15.40.  The fair value was determined by using the publicly traded share price at market close as of the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on February 8, 2020 with a measurement period commencing January 1, 2017 and ending December 31, 2019. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2016 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving  in excess of the targeted performance.

As of March 31, 2018, performance based shares related to earnings before income tax (“EBIT”) and net sales have an average fair value of $19.95 per share. The fair value was determined by using the publicly traded share price at market close as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $16.49 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

As of March 31, 2018 and 2017, the Company had approximately $3,562 and $2,385, respectively, of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.4 and 1.3 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the three months ended March 31, 2018 and 2017, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share
Balance outstanding, December 31, 2017 and March 31, 2018	81,666	$11.49

All outstanding awards were vested as of March 31, 2018 and the intrinsic value was $711.

Information relating to stock options at March 31, 2018 summarized by exercise price is as follows:

	Outstanding Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price
Performance Incentive Stock Option Plan:	81,666	81	$11.49

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (ASC 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company adopted this new standard effective as of January 1, 2017.  The impact of this adoption was not material.

13. Legal Proceedings— During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2017, except as described below.

Abad Castillo and Marquinez.  On or about May 31, 2012, two cases (captioned Abad Castillo and Marquinez) were filed with the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695-LPS) involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala, and Panama.  Defendant Dole brought a motion to dismiss 22 plaintiffs from Abad Castillo on the ground that they were parties in cases that had been filed by HendlerLaw, P.C. in Louisiana.  On September 19, 2013, the appeals court held that 14 of the 22 plaintiffs should be dismissed.  On May 27, 2014, the district court granted Dole’s motion to dismiss the matter without prejudice on the ground that the applicable statute of limitations had expired in 1995.  Then, on August 5, 2014, the parties stipulated to summary judgment in favor of defendants (on the same ground as the earlier motion) and the court entered judgment in the matter.  Plaintiffs were given an opportunity to appeal; however, only 57 of the 2,700 actually entered an appeal.  Thus, only 57 plaintiffs remain in the action.  On or about June 18, 2017, the Third Circuit Court submitted a certified question of law to the Delaware Supreme Court on the question of when the tolling period ended. The Delaware Supreme Court heard oral argument on January 17, 2018 and, on March 15, 2018 ruled on the matter, finding that federal court dismissal in 1995 on the grounds of forum non conveniens did not end class action tolling, and that such tolling ended when class action certification was denied in Texas state court in June 2010.  This ruling has been transmitted to the Third Circuit Court.  Presumably, then, the litigation will proceed at the district court.  The Company believes that a loss is neither probable nor reasonably estimable in these matters and has not recorded a loss contingency.

Chavez. In June, 2012, several matters were filed against AMVAC and several co-defendants with the United States District Court for the District of Delaware (DC-1-12-CV-00697 through 00702) under the lead name Chavez (which matters were later consolidated). These cases involve 219 claimants from Panama, Ecuador and Costa Rica who claim physical injury arising from the use of DBCP over the course of the late 1960’s through early 1980’s. In light of the fact that identical matters had been filed previously in the Louisiana courts, the District Court in Chavez dismissed the actions in August 2012. Plaintiffs appealed the dismissal, and, in September, 2016, the Third Circuit Court of Appeals vacated the dismissal, finding that it was improper for the trial court to have dismissed the matters, given that the cases in Louisiana had been dismissed before a ruling on the merits. The matter remained inactive and was stayed in June, 2017, when (as reported in Abad Castillo and Marquinez, above), the Third Circuit submitted a certified question of law to the Delaware Supreme Court on whether the tolling period for the statute of limitations had ended. In light of the ruling of the Delaware Supreme Court that the tolling period had not ended, the stay on the Chavez case is effectively lifted, and the matter will proceed to be litigated. No discovery has been conducted in Chavez. The Company intends to defend the matter vigorously. Further, the Company believes that a loss is neither probably nor reasonably estimable and has not recorded a loss contingency.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United States District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. AMVAC (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, on the ground that (i) the complaint fails to state claim upon which relief can be granted, (ii) the contracts cited by plaintiff in his complaint include a forum selection clause requiring that disputes are to be adjudicated in the U.S. District Court for the Central District of California, and (iii) the doctrine of forum non conveniens applies.  On March 21, 2018, the District Court in Tennessee ruled on the motion, granting the Company’s request to transfer venue to the United States District Court for the Central District of California (finding that the forum selection clauses in the relevant contracts applied), but denying the request to dismiss the matter.  At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company has retained defense counsel and has substantially completed the production during the course of which it incurred approximately $2,350 in legal costs and fees responding to this subpoena.  During the third quarter of 2017, the Company received a request from DoJ to interview several individuals who may be knowledgeable of the matter.  Four of those interviews took place at the end of April, 2018. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal or civil enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

14. Recently Issued Accounting Guidance— In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (ASC 220).  On December 22, 2017, the U.S federal government signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”).  The current generally accepted accounting principles (“GAAP”) requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  That guidance is applicable even in situations where the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations).  The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act, eliminating the stranded tax effects.  The update does not affect the requirement on the effect of a change in tax laws or rates be included in income from continuing operations.  The Company will evaluate the impact of this update.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”).  The GILTI provisions imposed a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The Company has considered options regarding the accounting treatment for any potential GILTI inclusions and has elected to treat such inclusions as period costs.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (ASC 350).  The FASB eliminated the Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount the carrying amount exceeds the reporting unit’s fair value.  This update is effective for fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017.  The Company will evaluate the impact of this update.

In October 2016, FASB issued ASU 2016-16, Income Taxes (ASC 740).  Current US GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  Under the new standard, an entity is to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The new standard does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.  The new standard is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods.  In the year beginning January 1, 2018, the Company adopted ASU 2016-16 and recorded the impact ($180) as an adjustment to retained earnings.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard for the year beginning January 1, 2018.  There was no material impact on the Company’s statement of cash flows for the period ended March 31, 2018 and the Company does not expect any material impact going forward.

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available.  We are currently evaluating our operating lease arrangements to determine the impact of this amendment on the consolidated financial statements, but we expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheet. We have not determined if the adoption of this standard will materially impact our operating results. The evaluation will include an extensive review of our leases, which are primarily related to our manufacturing sites, regional sales offices, lease vehicles, and office equipment. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted. The Company will adopt ASU 2016-02 for the year beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  There were no observable price changes in the quarter ended March 31, 2018.  If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to assess the fair value impact, if any, on each class of stock, and write the individual security interest up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations.

In September 2015, FASB issued ASU 2015-16, Business Combination (Topic 805). Under a Business Combination, GAAP requires that during the measurement period, the acquirer retrospectively adjusts the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. The amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. The new standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted the ASU 2015-16 as of January 1, 2016.  During the first quarter of 2018, the Company completed the tax returns for its AgriCenter acquisition for the tax year ended December 31, 2017 and determined that it was liable for certain taxes associated with the transfer of assets as part of the acquisition.  Furthermore, there was one minor item that was adjusted following negotiation with the seller and the Company adjusted goodwill by $799.

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

16. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2016	$(4,851)
FX translation	344
Balance, December 31, 2017	(4,507)
FX translation	672
Balance, March 31, 2018	$(3,835)

17. Equity Method Investments—TyraTech Inc. (“TyraTech”) is a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. In January 2018, TyraTech finalized a stock repurchase in which the Company’s ownership position in TyraTech increased from approximately 15.11% to 34.38%. The Company utilizes the equity method of accounting with respect to this investment. As a result, our net income includes income and losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses for the current accounting period. For the three months ended March 31, 2018, the Company recognized net losses of $96 as a result of the Company’s ownership position in TyraTech. The Company recognized losses of $42 for the three months ended March 31, 2017.

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to the Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of March 31, 2018, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center.  For the three months ended March 31, 2018, the Company recognized losses of $121, as a result of the Company’s ownership position in the Hong Kong Joint Venture. There were no similar losses recognized in the prior year comparative period.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March

31, 2018, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  There were no observable price changes in the quarter ended March 31, 2018.  There were no observable price changes in the quarter ended March 31, 2018.   There was no impairment on the investment as of March 31, 2018. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes – Income tax expense was $1,692 for the three months ended March 31, 2018, as compared to $1,380 for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 and 2017 was 26.0% and 28.5%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”)  made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries. The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; and (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended March 31, 2018, the Company did not obtain additional information affecting the provisional amount initially recorded for the transition tax for the three months ended December 31, 2017. As a result, the Company has not recorded an adjustment to the transition tax. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

MANAGEMENT OVERVIEW

The Company’s operating results the first three months of 2018 were improved over those of the same period of 2017, with net sales up 47% ($104,108 compared to $70,673, year over year), net income attributable to American Vanguard up 35% ($4,655 v. $3,452), gross profit up approximately 36% ($41,051 v. $30,084), gross margin down to 39% from 43% of net sales and operating expenses up about 35% ($33,700 v. $24,951), but down as a percentage of sales to 32% in 2018 as compared to 35% in 2017.

Top line sales performance was driven by two factors. First, we enjoyed sales of products from acquisitions that we completed largely during the second half of 2017, namely, the paraquat, abamectin and chlorothalil products (from an FTC-ordered divestiture), horticultural products from OHP, Inc., and multiple products sold into Central American through AgriCenter. Second, sales of our existing product lines also grew, led by our vector control products (replenishment following the 2017 heightened hurricane activity), strong in-season sales of our granular insecticide products and much improved sales of our fumigant products (after better spring weather in the western United States, as compared to last year). Gross profit increased as a result of continued improvement in factory performance, organic growth in the Company’s sales and the addition of products and businesses acquired during 2017.  The decrease in gross margin percentage was driven by a change in mix including the acquired distribution businesses which drove strong sales but at lower margins.  Operating expenses rose on an absolute basis, as the Company absorbed acquired businesses, continued to invest in the maintenance of several important products and continued development of our SIMPAS precision application technology, but dropped as a percentage of sales. Due to our 2017 acquisition activities, our level of borrowings increased in first three months of 2018 as compared to the same period of 2017. As a result, net interest expense was $837 in 2018, as compared to $298 in 2017.  Our effective tax rate decreased to 26.0% for the three months ended March 31, 2018, as compared to 28.5% in 2017. Net income increased by 35% to $0.16 per share (basic and diluted) in the first quarter of 2018, as compared to $0.12 per share (basic and diluted) in the same period of 2017.

Our condensed consolidated financial statements as of March 31, 2018 include one-time adjustments to retained earnings related to changes in revenue recognition rules and accounting for income taxes, pursuant to U.S. GAAP, in the amounts of $2,214 and ($180) respectively.

When considering the condensed consolidated balance sheet, long-term debt increased by $12,839 to $90,325 for the three months ended March 31, 2018, as compared to $29,993 for the three months ended March 31, 2017.  The increased level of debt was driven by six business and product acquisitions completed during the 2017 financial year and particularly in the final quarter of that year. Notwithstanding the increase in long term debt, the Company’s borrowing capacity increased to $124,936 as of March 31, 2018, as compared to $119,994 as of March 31, 2017.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2018	2017	Change	% Change
Net sales:
Insecticides	$41,293	$37,942	$3,351	9%
Herbicides/soil fumigants/fungicides	32,185	20,021	12,164	61%
Other, including plant growth regulators and distribution	17,840	3,392	14,448	426%
Total crop	91,318	61,355	29,963	49%
Non-crop, including distribution	12,790	9,318	3,472	37%
	$104,108	$70,673	$33,435	47%
Cost of sales:
Insecticides	$25,222	$23,545	$1,677	7%
Herbicides/soil fumigants/fungicides	18,902	10,324	8,578	83%
Other, including plant growth regulators and distribution	12,223	1,850	10,373	561%
Total crop	56,347	35,719	20,628	58%
Non-crop including distribution	6,710	4,870	1,840	38%
	$63,057	$40,589	$22,468	55%
Gross profit:
Insecticides	$16,071	$14,397	$1,674	12%
Herbicides/soil fumigants/fungicides	13,283	9,697	3,586	37%
Other, including plant growth regulators and distribution	5,617	1,542	4,075	264%
Gross profit crop	34,971	25,636	9,335	36%
Gross profit non-crop including distribution	6,080	4,448	1,632	37%
	$41,051	$30,084	$10,967	36%
Gross margin crop	38%	42%
Gross margin non-crop	48%	48%
Total gross margin	39%	43%

	2018	2017	Change	% Change
Net sales:
US	$69,815	$52,244	$17,571	34%
International	34,293	18,429	15,864	86%
	$104,108	$70,673	$33,435	47%

Overall financial performance, both in terms of net sales and net income, for the Company improved for the quarter ended March 31, 2018 as compared to the same period in 2017. Net sales for the three months ended March 31, 2018 increased by nearly 47% to $104,108, as compared to $70,673 for the first quarter of 2017. Net sales for our crop business were $91,318, while net sales for our non-crop products were $12,790.  Our domestic sales were $69,815 and our international sales were $34,293.  A more detailed discussion of general market conditions and sales performance by category of products appears below.

While our participation in diverse markets has enabled us to achieve improved sales of existing products globally, our 2017 acquisitions have significantly expanded our top line sales into new markets. In fact, about $29,000 of the $33,435 in increased net sales arose from newly-acquired products, including domestic turf and ornamental products from OHP, Inc., three domestic crop products acquired through an FTC-ordered divestiture (paraquat, chlorothalonil and abamectin) and the many international product lines sold into Central America through AgriCenter.

Within the crop segment, in spite of low corn commodity pricing, we saw a first quarter increase in demand for our granular soil insecticides and post-emergent herbicide Impact, as compared to the quarter ended March 31, 2017.  Higher soil fumigant demand drove our potato business, while challenging weather conditions in the Southeast US dampened early season sales of cotton products.  The three products newly-acquired (paraquat, abamectin and chlorothalonil) and AgriCenter products bolstered the performance of our crop business.  Our non-crop business also increased year-over-year; this was due primarily to both the incremental addition of the

OHP horticultural products and the replenishment  of Gulf Coast channel inventories of our mosquito adulticide Dibrom that had been depleted by the heavy 2017 post-hurricane applications.

Across our crop business, net sales of our insecticides group were up approximately 9% to end at $41,293, as compared to $37,942 during the first quarter of 2017. Within this division, net sales of our granular soil insecticides were up approximately 13%. We saw a year-over-year increase in sales of our primary corn insecticide Aztec®, partially offset by a slight decrease in our SmartChoice® sales. Sales of Counter®, our nematode control product for corn and sugar beets, also increased in the quarter, as did Thimet® sales for use in peanuts and sugar cane. Sales of Mocap® and Nemacur® insecticides, which are used primarily outside the U.S. market, were both higher than the prior year. First quarter net sales of our non-granular insecticides used in crop applications such as our cotton insecticide Bidrin® decreased as compared to the same period of the prior year, primarily due to weather-related planting delays in the Southeast US region.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the first quarter of 2018 increased by approximately 61% to $32,185 from $20,021 in the comparable period of 2017. Net sales of our herbicide products increased by 74%, driven by steady performance from both our existing product portfolio and the incremental sales of our newly-acquired paraquat herbicide. Our soil fumigants business grew by approximately 16% from the prior year’s first quarter due to more favorable weather in the Western US region which facilitated the application of these liquid products.  Year-over-year our fungicide sales rose on increased PCNB business and the addition of our newly acquired chlorothalonil product.

Within the group of other products (which includes AgriCenter products, plant growth regulators, molluscicides and tolling activity), net sales were about fivefold those of the first quarter of 2017. Most of this increase arose from AgriCenter sales into Costa Rica, Nicaragua, Honduras, and Panama. Higher quarterly sales of our growth regulator product NAA also contributed to the increase.

Our non-crop sales ended the first quarter of 2018 up 37% at $12,790 as compared to $9,318 for the same period of the prior year. Contributing factors were higher sales of our aerial-applied mosquito adulticide Dibrom driven by replenishment demand following the very strong fall season and the addition of our newly-acquired OHP horticultural products business. We posted relatively flat sales among our insecticide products for commercial pest control and slightly lower sales of our pharmaceutical products.

Our international sales increased 86% to $34,293, as compared to $18,429 for the first quarter of the prior year.  This was mainly driven by the sales of our newly-acquired AgriCenter Central American business. Other positive factors were the sales of the three product lines, which were acquired from Syngenta in Mexico last year, stronger sales of Mocap in Northern Europe, increased demand for Vapam in Australia and Mexico and Dacthal sales in several countries such as Mexico and Canada.

Our cost of sales for the first quarter of 2018 ended at $63,057 or 61% of net sales. This compares to $40,589 or 57% of net sales in the same period of 2017. The increase in cost of sales as a percentage of net sales in 2018 was primarily driven by the impact of the mix change including the effect of acquired distribution businesses which drive high sales but at comparatively lower margins than our previously existing business.

Gross profit for the first quarter of 2018 improved by $10,967, or 36%, to end at $41,051, as compared to $30,084 for the first quarter of 2017.  The change in mix described above had the impact of reducing gross margin percentage by approximately 5%. Offsetting this reduction, our factories continue to improve and overall under absorbed factory costs decreased by approximately $1,100, which improved gross margin by 1%. Gross margin percentage ended at 39% in the first quarter of 2018, as compared to 43% in the first quarter of the prior year. This performance was primarily driven by solid growth of our existing products, a continued strong manufacturing performance and the benefit gained from the product lines and businesses acquired in the second half of 2017.

Operating expenses increased by $8,749 or 35% to $33,700 for the three months ended March 31, 2018, as compared to the same period in 2017. The differences in operating expenses by department are as follows:

	2018	2017	Change	% Change
Selling	$9,481	$6,706	$2,775	41%
General and administrative	11,164	7,704	3,460	45%
Research, product development and regulatory	6,277	5,697	580	10%
Freight, delivery and warehousing	6,778	4,844	1,934	40%
	$33,700	$24,951	$8,749	35%

•

Selling expenses increased by $2,775 to end at $9,481 for the three months ended March 31, 2018, as compared to the same period of 2017. The main driver was an increase in activities from the newly acquired businesses.

•

General and administrative expenses increased by $3,460 to end at $11,164 for the three months ended March 31, 2018, as compared to the same period of 2017. The main drivers were increases in amortization related to acquired product lines and businesses in 2017, and administrative activities from those newly acquired businesses.

•

Research, product development costs and regulatory expenses increased by $580 to end at $6,277 for the three months ended March 31, 2018, as compared to the same period of 2017. The main drivers were increased product defense costs and regulatory expenses relating to the newly acquired businesses.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2018 were $6,778 or 6.5% of sales as compared to $4,844 or 6.8% of sales for the same period in 2017. This change is primarily driven by mix of product shipped during the period.

Interest costs net of capitalized interest were $837 in the first three months of 2018, as compared to $298 in the same period of 2017.  Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2018			Q1 2017
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$88,898	$699	3.1%	$44,217	$258	2.3%
Amortization of deferred loan fees	—	59	—	—	62	—
Amortization of other deferred liabilities	—	102	—	—	9	—
Other interest (income) expense	—	(6)	—	—	7	—
Subtotal	$88,898	$854	3.8%	$44,217	$336	3.0%
Capitalized interest	—	(17)	—	—	(38)	—
Total	$88,898	$837	3.8%	$44,217	$298	2.7%

The Company’s average overall debt for the three months ended March 31, 2018 was $88,898, as compared to $44,217 for the three months ended March 31, 2017. Our borrowings in the three months ended March 31, 2018 are higher than the same period of the prior year primarily driven by the acquisitions completed in the second half of 2017 and the associated investment in expanded working capital.  In addition to bank interest we incurred charges in 2018 related to discounted deferred compensation related to acquired businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.1% for the three months ended March 31, 2018, as compared to 2.3% in 2017.

Income tax expense increased by $312 to end at an expense of $1,692 for the three months ended March 31, 2018, as compared to $1,380 for the comparable period in 2017. The effective tax rate for the quarter was 26.0%, as compared to 28.5% in the same period of the prior year. The change in effective tax rate is primarily driven by the implementation of the Tax Cuts and Jobs Act.  The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2018 we recognized a loss of $96 on our investment in TyraTech. This compared to a loss of $42 recognized in the comparable period of 2017. This reflected the latest information regarding the forecast for their financial performance for 2018. Furthermore, we recognized a loss in the amount of $121 on our investment in the Hong Kong joint venture which is a 50% owned equity investment.

Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance. During the three months ended March 31, 2018 non-controlling interest amounted to a gain of $50, as compared to $39 in the same period of the prior year.

Our overall net income for the first three months of 2018 was $4,655 or $0.16 per basic and diluted share, as compared to $3,452 or $0.12 per basic and diluted share in the same quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $9,235 in operating activities during the three months ended March 31, 2018, as compared to generating $17,170 during the three months ended March 31, 2017.  Included in the $9,235 are net income of $4,605, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $6,248. Stock based compensation of $1,309 and losses from equity method investments of $217 provided net cash inflows of $12,379, as compared to $9,911 for the same period of 2017.

During the first three months of 2018 the Company increased working capital by $26,629, as compared to a reduction of $3,978 during the same period of the prior year. Included in this change: inventories increased by $19,558 as part of our manufacturing plan for 2018 where we balance manufacturing cost recovery, plant capacity and customer needs. During the first quarter of 2017, our inventory increased by $1,366.  Deferred revenue decreased by $2,740, as compared to $394 in the same period of 2017, driven by customer decision regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $9,613 driven by increased manufacturing activity (already noted) and compared with a reduction of $3,025 in the same period of 2017, reflecting a faster start up to production activity this year and the impact of the newly acquired businesses. Accounts receivables increased by $9,303 driven by a full quarter of AgriCenter sales and strong existing products sales growth. In the same period of 2017, accounts receivable decreased by $11,422.  Prepaid expenses increased by $562 and income tax receivable decreased by $497. Accrued programs increased by $4,634, as compared to $6,612 in the prior year. The change reflected changed competitive pricing primarily related to certain products. Finally, other payables and accrued expenses decreased by $3,201, as compared to $5,657 in the prior year as a result of the incentive compensation accrual.

With regard to our program accrual, the reduction (as noted above), primarily reflects our mix of sales and customers in Q1 of 2018, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2018, the Company made accruals for programs in the amount of $13,542 and made payments in the amount of $8,908. During the first quarter of prior year, the Company made accruals in the amount of $13,543 and made payments in the amount of $6,931.

Cash used for investing activities was $2,368 for the three months ended March 31, 2018 as compared to $3,380 in March 31, 2017. The Company spent $1,553 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure and $815 related primarily to additional purchase accounting adjustments related to the AgriCenter business acquired in the fall of 2017.

During the three months ended March 31, 2018 financing activities provided $13,172, principally from the borrowings on the Company’s senior credit facility, as compared to utilizing $10,986 for the same period of the prior year. This included net borrowings of $12,800 from our credit facility in 2018, as compared to net repayments of $11,000 in 2017. In the first quarter of 2018, we paid dividends to stockholders amounting to $438, as compared to $289 in the same period of 2017.

The Company has various loans in place that together constitute the long-term loan balances shown in the condensed consolidated balance sheets as at March 31, 2018 and December 31, 2017. These are summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2018	December 31, 2017
Revolving line of credit	$91,225	$78,425
Deferred loan fees	(900)	(939)
Total indebtedness	$90,325	$77,486

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West as agent, swing line lender and Letter of Credit  issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.  The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At March 31, 2018, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $124,936, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $119,994 as of March 31, 2017. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, which have improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2017, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2017.  However, as of January 1, 2018, we adopted the new revenue recognition standard.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2017.

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

As of March 31, 2018, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2018, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards under ASC 606.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1.	Legal Proceedings

During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2017, except as described below.

Abad Castillo and Marquinez.  On or about May 31, 2012, two cases (captioned Abad Castillo and Marquinez) were filed with the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695-LPS) involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala, and Panama.  Defendant Dole brought a motion to dismiss 22 plaintiffs from Abad Castillo on the ground that they were parties in cases that had been filed by HendlerLaw, P.C. in Louisiana.  On September 19, 2013, the appeals court held that 14 of the 22 plaintiffs should be dismissed.  On May 27, 2014, the district court granted Dole’s motion to dismiss the matter without prejudice on the ground that the applicable statute of limitations had expired in 1995.  Then, on August 5, 2014, the parties stipulated to summary judgment in favor of defendants (on the same ground as the earlier motion) and the court entered judgment in the matter.  Plaintiffs were given an opportunity to appeal; however, only 57 of the 2,700 actually entered an appeal.  Thus, only 57 plaintiffs remain in the action.  On or about June 18, 2017, the Third Circuit Court submitted a certified question of law to the Delaware Supreme Court on the question of when the tolling period ended. The Delaware Supreme Court heard oral argument on January 17, 2018 and, on March 15, 2018 ruled on the matter, finding that federal court dismissal in 1995 on the grounds of forum non conveniens did not end class action tolling, and that such tolling ended when class action certification was denied in Texas state court in June 2010.  This ruling has been transmitted to the Third Circuit Court.  Presumably, then, the litigation will proceed at the district court.  The Company believes that a loss is neither probable nor reasonably estimable in these matters and has not recorded a loss contingency.

Chavez. In June, 2012, several matters were filed against AMVAC and several co-defendants with the United States District Court for the District of Delaware (DC-1-12-CV-00697 through 00702) under the lead name Chavez (which matters were later consolidated). These cases involve 219 claimants from Panama, Ecuador and Costa Rica who claim physical injury arising from the use of DBCP over the course of the late 1960’s through early 1980’s. In light of the fact that identical matters had been filed previously in the Louisiana courts, the District Court in Chavez dismissed the actions in August 2012. Plaintiffs appealed the dismissal, and, in September, 2016, the Third Circuit Court of Appeals vacated the dismissal, finding that it was improper for the trial court to have dismissed the matters, given that the cases in Louisiana had been dismissed before a ruling on the merits. The matter remained inactive and was stayed in June, 2017, when (as reported in Abad Castillo and Marquinez, above), the Third Circuit submitted a certified question of law to the Delaware Supreme Court on whether the tolling period for the statute of limitations had ended. In light of the ruling of the Delaware Supreme Court that the tolling period had not ended, the stay on the Chavez case is effectively lifted, and the matter will proceed to be litigated. No discovery has been conducted in Chavez. The Company intends to defend the matter vigorously. Further, the Company believes that a loss is neither probably nor reasonably estimable and has not recorded a loss contingency.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United States District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. AMVAC (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, on the ground that (i) the complaint fails to state claim upon which relief can be granted, (ii) the contracts cited by plaintiff in his complaint include a forum selection clause requiring that disputes are to be adjudicated in the U.S. District Court for the Central District of California, and (iii) the doctrine of forum non conveniens applies.  On March 21, 2018, the District Court in Tennessee ruled on the motion, granting the Company’s request to transfer venue to the United States District Court for the Central District of California (finding that the forum selection clauses in the relevant contracts applied), but denying the request to dismiss the matter.  At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia.  The Company has retained defense counsel and has substantially completed the production during the course of which it incurred approximately $2,350 in legal costs and fees responding to this subpoena.  During the third quarter of 2017, the Company received a request from DoJ to interview several individuals who may be knowledgeable of the matter.  Four of those interviews took place at the end of April, 2018. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal or civil enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 14, 2018. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Statements of Comprehensive Income; (iii) Condensed consolidated Balance Sheets; (iv) Condensed consolidated Statement of Stockholders’ Equity; (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 8, 2018	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 8, 2018	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer