Form 10-Q
period 2018-06-30
AMERICAN VANGUARD CORP
filed 2018-08-06
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Common Stock, $.10 Par Value—30,324,493 shares as of July 30, 2018.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$107,046	$77,905	$211,154	$148,578
Cost of sales	63,749	43,570	126,806	84,159
Gross profit	43,297	34,335	84,348	64,419
Operating expenses	34,718	27,654	68,418	52,605
Operating income	8,579	6,681	15,930	11,814
Interest expense, net	966	400	1,803	698
Income before provision for income taxes and loss on equity method investments	7,613	6,281	14,127	11,116
Income tax expense	1,748	1,681	3,440	3,061
Income before loss on equity method investments	5,865	4,600	10,687	8,055
Loss from equity method investments	301	69	518	111
Net income	5,564	4,531	10,169	7,944
Net loss (income) attributable to non-controlling interest	35	(227)	85	(188)
Net income attributable to American Vanguard	$5,599	$4,304	$10,254	$7,756
Earnings per common share—basic	$.19	$.15	$.35	$.27
Earnings per common share—assuming dilution	$.19	$.15	$.34	$.26
Weighted average shares outstanding—basic	29,330	29,050	29,309	28,999
Weighted average shares outstanding—assuming dilution	30,190	29,605	30,113	29,561

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$5,564	$4,531	$10,169	$7,944
Comprehensive income:
Foreign currency translation adjustment	(898)	280	(226)	1,037
Comprehensive income	4,666	4,811	9,943	8,981
Net loss (income) attributable to non-controlling interest	35	(227)	85	(188)
Comprehensive income attributable to American Vanguard	$4,701	$4,584	$10,028	$8,793

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2018	Dec. 31, 2017
Current assets:
Cash and cash equivalents	$7,099	$11,337
Receivables:
Trade, net of allowance for doubtful accounts of $259 and $46, respectively	94,933	102,534
Other	12,011	7,071
Total receivables, net	106,944	109,605
Inventories	163,180	123,124
Prepaid expenses	11,290	10,817
Total current assets	288,513	254,883
Property, plant and equipment, net	48,399	49,321
Intangible assets, net of applicable amortization	177,512	180,950
Goodwill	21,837	22,184
Other assets	25,753	28,254
Total assets	$562,014	$535,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$3,534	$5,395
Accounts payable	64,842	53,748
Deferred revenue	7,320	14,574
Accrued Program costs	54,093	39,054
Accrued expenses and other payables	9,786	12,061
Income taxes payable	1,085	1,370
Total current liabilities	140,660	126,202
Long-term debt, net of deferred loan fees	74,258	77,486
Other liabilities, excluding current installments	9,641	10,306
Deferred income tax liabilities	17,224	16,284
Total liabilities	241,783	230,278
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 32,743,504 shares at June 30, 2018 and 32,241,866 shares at December 31, 2017	3,275	3,225
Additional paid-in capital	79,721	75,658
Accumulated other comprehensive loss	(4,733)	(4,507)
Retained earnings	250,068	238,953
	328,331	313,329
Less treasury stock at cost, 2,450,634 shares at June 30, 2018 and December 31, 2017	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	320,062	305,060
Non-controlling interest	169	254
Total stockholders’ equity	320,231	305,314
Total liabilities and stockholders' equity	$562,014	$535,592

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2017	32,241,866	$3,225	$75,658	$(4,507)	$238,953	2,450,634	$(8,269)	$305,060	$254	$305,314
Adjustment to recognize new revenue recognition standard, net of tax	—	—	—	—	2,214	—	—	2,214	—	2,214
Adjustment to recognize new standard on taxes on foreign asset transfers	—	—	—	—	(180)	—	—	(180)	—	(180)
Common stock issued under ESPP	17,078	1	298	—	—	—	—	299	—	299
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)	—	(586)
Foreign currency translation adjustment, net	—	—	—	672	—	—	—	672	—	672
Stock based compensation	—	—	1,309	—	—	—	—	1,309	—	1,309
Stock options exercised; grants and vesting of restricted stock units	409,979	41	470	—	—	—	—	511	—	511
Net income	—	—	—	—	4,655	—	—	4,655	(50)	4,605
Balance, March 31, 2018	32,668,923	3,267	77,735	(3,835)	245,056	2,450,634	(8,269)	313,954	204	314,158
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(587)	—	—	(587)	—	(587)
Foreign currency translation adjustment, net	—	—	—	(898)	—	—	—	(898)	—	(898)
Stock based compensation	—	—	1,469	—	—	—	—	1,469	—	1,469
Stock options exercised; grants and vesting of restricted stock units	74,581	8	517	—	—	—	—	525	—	525
Net income	—	—	—	—	5,599	—	—	5,599	(35)	5,564
Balance, June 30, 2018	32,743,504	$3,275	$79,721	$(4,733)	$250,068	2,450,634	$(8,269)	$320,062	$169	$320,231

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,169	$7,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	9,516	8,094
Amortization of other long term assets	2,313	2,777
Amortization of discounted liabilities	202	13
Stock-based compensation	2,778	2,322
Change in deferred income taxes	(26)	7
Loss from equity method investments	518	111
Changes in assets and liabilities associated with operations:
Decrease in net receivables	5,478	20,749
Increase in inventories	(40,194)	(5,506)
Increase in prepaid expenses and other assets	(707)	(2,658)
(Increase) in income tax receivable/payable, net	(271)	(12,752)
Increase in accounts payable	11,309	579
Decrease in deferred revenue	(7,254)	(2,126)
Increase in accrued Program costs	15,039	18,819
Decrease in other payables and accrued expenses	(5,151)	(4,256)
Net cash provided by operating activities	3,719	34,117
Cash flows from investing activities:
Capital expenditures	(3,230)	(4,155)
Investment	—	(950)
Acquisition of other intangible assets and businesses	(1,631)	(13,400)
Net cash used in investing activities	(4,861)	(18,505)
Cash flows from financing activities:
Payments under line of credit agreement	(62,125)	(59,025)
Borrowings under line of credit agreement	58,800	45,000
Payments on other long-term liabilities	—	(26)
Net receipts from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	1,335	(1,214)
Payment of cash dividends	(1,024)	(724)
Net cash used by financing activities	(3,014)	(15,989)
Net decrease in cash and cash equivalents	(4,156)	(377)
Effect of exchange rate changes on cash and cash equivalents	(82)	105
Cash and cash equivalents at beginning of period	11,337	7,869
Cash and cash equivalents at end of period	$7,099	$7,597

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As reported	Without adoption of ASC 606	As reported	Without adoption of ASC 606
Net sales:
Crop:
Insecticides	$32,665	$32,671	$73,958	$73,988
Herbicides/soil fumigants/fungicides	31,401	31,401	63,586	63,586
Other, including plant growth regulators and distribution	30,377	30,377	48,217	48,217
	94,443	94,449	185,761	185,791
Non-crop, including distribution	12,603	12,603	25,393	25,393
Total net sales:	$107,046	$107,052	$211,154	$211,184
Net sales:
US	$64,363	$64,369	$134,178	$134,208
International	42,683	42,683	76,976	76,976
Total net sales:	$107,046	$107,052	$211,154	$211,184
Timing of revenue recognition:
Goods transferred at a point in time	$106,886	$107,052	$210,591	$211,184
Goods and services transferred over time	160	—	563	—
Total net sales:	$107,046	$107,052	$211,154	$211,184

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

Performance Obligations—A performance obligation is a promise in a contract or sales order to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s sales orders have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the sales orders. For sales orders with multiple performance obligations, the Company allocates the sales order’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. The Company’s performance obligations are satisfied either at a point in time or over time as work progresses.

At June 30, 2018, the Company had $34,616 of remaining performance obligations, which is comprised of deferred revenue and services not yet delivered. The Company expects to recognize approximately all of its remaining performance obligations as revenue in fiscal 2018.

Contract Balances—The timing of revenue recognition, billings and cash collections results in deferred revenue in the condensed consolidated balance sheets. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive Programs, resulting in deferred revenues. These liabilities are reported on the condensed consolidated balance sheet at the end of each reporting period.

	June 30, 2018	December 31, 2017
Total receivables, net	$106,944	$109,605
Contract assets	3,000	—
Deferred revenue	7,320	14,574

Revenue recognized for the three and six months ended June 30, 2018, that was included in the deferred revenue balance at the beginning of 2018 were $12,740 and $4,514, respectively.

The following table presents the effect of the adoption of ASC 606 on our condensed consolidated balance sheet (unaudited) as of December 31, 2017:

	As of December 31, 2017
	As previously reported	Adjustment due to adoption of ASC 606	As adjusted
Total assets	$535,592	$3,000	$538,592
Deferred income tax liabilities, net	16,284	786	17,070
Retained earnings	238,953	2,214	241,167

In accordance with ASC 606, the disclosure of the impact of adoption to our consolidated statements of operations for the three and six months ended June 30, 2018 were $33 and $57, respectively, reductions in net sales.  This revenue will move from being recognized at point in time to be recognized over time.  As such, the net sales will be reported as sales in later quarters.

In accordance with ASC 606, the disclosure of the impact of adoption to our condensed consolidated balance sheets was as follows:

	As of June 30, 2018
	As reported	Balances without adoption of ASC 606	Impact
Assets:
Contract assets	$3,000	$—	$3,000
Current liabilities:
Deferred revenue	7,320	7,263	57
Deferred income tax liabilities	786	—	786
Stockholders' equity:
Retained earnings	250,068	247,854	2,214

3. Property, plant and equipment at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Land	$2,458	$2,458
Buildings and improvements	16,787	16,678
Machinery and equipment	106,104	107,722
Office furniture, fixtures and equipment	4,936	4,925
Automotive equipment	1,115	735
Construction in progress	2,912	1,917
Total gross value	134,312	134,435
Less accumulated depreciation	(85,913)	(85,114)
Total net value	$48,399	$49,321

The Company recognized depreciation expense related to property, plant and equipment of $2,055 and $2,129 for the three months ended June 30, 2018 and 2017, respectively.   During the three months ended June 30, 2018 and 2017, the Company eliminated from assets and accumulated depreciation $3,219 and $3,584, respectively, of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $4,146 and $4,313 for the six months ended June 30, 2018 and 2017, respectively.   During the six months ended June 30, 2018 and 2017, the Company eliminated from assets and accumulated depreciation $3,347 and $4,759, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

4. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished products	$144,486	$107,595
Raw materials	18,694	15,529
	$163,180	$123,124

As of June 30, 2018, we believe our inventories are valued at lower of cost or net realizable value.

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

5. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Crop:
Insecticides	$32,665	$39,442	$73,958	$77,384
Herbicides/soil fumigants/fungicides	31,401	16,045	63,586	36,066
Other, including plant growth regulators	30,377	10,096	48,217	13,488
Total crop:	94,443	65,583	185,761	126,938
Non-crop	12,603	12,322	25,393	21,640
Total net sales:	$107,046	$77,905	$211,154	$148,578
Net sales:
US	$64,363	$55,760	$134,178	$108,004
International	42,683	22,145	76,976	40,574
Total net sales:	$107,046	$77,905	$211,154	$148,578

6. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season.  The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US crop and non-crop chemicals market places. These discount Programs represent variable consideration.  In accordance with ASC 606, revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated Program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management will make adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  No significant changes in estimates were made during the three and six months ended June 30, 2018 and 2017, respectively.

7. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 11, 2018	June 28, 2018	July 12, 2018	$0.020	$587
March 8, 2018	March 30, 2018	April 13, 2018	$0.020	$586
December 12, 2017	December 27, 2017	January 10, 2018	$0.015	$438

8. FASB ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of the condensed consolidated statements of operations. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consists of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to AVD	$5,599	$4,304	$10,254	$7,756
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,330	29,050	29,309	28,999
Dilutive effect of stock options and grants	860	555	804	562
	30,190	29,605	30,113	29,561

For the three and six months ended June 30, 2018 and 2017, respectively, no stock options were excluded from the computation of diluted earnings per share.

9. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017. The Company has no short-term debt as of June 30, 2018 and December 31, 2017.  Debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2018	December 31, 2017
Revolving line of credit	$75,100	$78,425
Deferred loan fees	(842)	(939)
Net long-term debt	$74,258	$77,486

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

At June 30, 2018, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $137,047. This compares to an available borrowing capacity of $143,182, as of June 30, 2017. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA including both the trailing twelve-month period and proforma basis arising from acquisitions, which have improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

As of June 30, 2018, the Company was in compliance with all of its debt covenants.

10. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2018 presentation.

11. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and six month periods ended June 30, 2018 and 2017, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three and six months ended June 30, 2018 and 2017.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2018
Restricted Stock	$988	$1,750	$7,424	2.2
Performance Based Restricted Stock	481	1,028	3,336	2.2
Total	$1,469	$2,778	$10,760

June 30, 2017
Incentive Stock Options	$86	$170	$193	0.5
Restricted Stock	777	1,433	5,198	1.4
Performance Based Restricted Stock	321	621	2,157	2.3
Performance Based Options	58	98	117	0.5
Total	$1,242	$2,322	$7,665

Stock Options—During the three and six months ended June 30, 2018, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2017	473,641	$9.38	$9.38
Options exercised	(40,923)	11.49	—
Balance outstanding, March 31, 2018	432,718	9.19	9.19
Options exercised	(38,360)	10.02	—
Balance outstanding, June 30, 2018	394,358	$9.12	$9.12

Information relating to stock options at June 30, 2018, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	233,545	29	$7.5	233,545	$7.50
$11.32—$14.49	160,813	76	$11.48	160,813	$11.48
	394,358		$9.12	394,358	$9.12

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of June 30, 2018, were as follows:

As of June 30, 2018	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	394,358	$9.12	48	$5,452
Expected to Vest	394,358	$9.12	48	$5,452
Exercisable	394,358	$9.12	48	$5,452

Common stock grants — A summary of non-vested shares as of, and for, the three and six months ended June 30, 2018 and 2017 is presented below:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	391,753	$15.61	324,756	$14.75
Granted	254,972	19.97	251,475	16.10
Vested	(8,800)	12.07	(10,100)	12.95
Forfeited	(5,265)	16.51	(6,544)	15.26
Nonvested shares at March 31st	632,660	17.41	559,587	15.38
Granted	22,308	23.66	38,502	17.08
Vested	(20,313)	22.82	(188,400)	15.22
Forfeited	(6,424)	17.25	(6,593)	15.55
Nonvested shares at June 30th	628,231	$17.40	403,096	$15.61

Common stock grants — During the six months ended June 30, 2018, the Company issued a total of 277,280 shares of common stock to employees and directors of which 19,313 shares vested immediately, 19,760 shares will vest between a range of 178 days to 1,060 days, and the remaining shares will cliff vest after three years of service. The shares granted in 2018 were average fair valued at $20.27 per share.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the fair value of restricted shares over the required service period.

During the six months ended June 30, 2017, the Company issued a total of 289,977 shares of common stock to employees and directors of which 24,312 shares vested immediately, 3,900 shares will vest in three equal tranches on the employee’s anniversary, 1,000 shares vested after one year of service, 2,500 shares will cliff vest after two years of service, and the remaining shares will cliff vest after three years of service. The shares granted in 2017 were average fair valued at $16.23 per share.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the fair value of restricted shares over the required service period.

During the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation related to restricted shares of $988 and $777, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation related to restricted shares of $1,750 and $1,433, respectively.

As of June 30, 2018, the Company had approximately $7,424 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of, and for, the six months ended June 30, 2018 and 2017, respectively is presented below:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	186,057	$14.93	119,022	$14.18
Granted	122,446	18.79	121,194	15.40
Vested	(14,625)	11.01	—	—
Forfeited	(1,765)	15.40	—	—
Nonvested shares at March 31st	292,113	16.74	240,216	14.80
Granted	3,850	22.69	7,400	15.88
Vested	—	—	(48,046)	14.92
Forfeited	(2,179)	17.67	(12,560)	12.92
Nonvested shares at June 30th	293,784	$16.81	187,010	$14.93

Performance Based Shares — During the six months ended June 30, 2018, the Company issued a total of 126,296 performance-based shares to employees. The shares granted have an average fair value of $18.91.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense, the fair value of the performance based shares over the required service period from grant date. The majority of the shares will cliff vest on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

Performance Based Shares — During the six months ended June 30, 2017, the Company issued a total of 128,594 performance-based shares to employees. The shares granted during the six months of 2017 have an average fair value of $15.43.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the fair value of the performance based shares over the required service period from grant date. The shares will cliff vest on February 8, 2020 with a measurement period commencing January 1, 2017 and ending December 31, 2019. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2016 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

As of June 30, 2018, performance based shares related to EBIT and net sales have an average fair value of $18.88 per share. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $15.85 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation related to performance based shares of $481 and $321, respectively.  During the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation related to performance based shares of $1,028 and $621, respectively.

As of June 30, 2018, the Company had approximately $3,336 of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the six months ended June 30, 2018 and 2017, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.  As of June 30, 2018, the Company has concluded that the performance measure based on EBIT and net sales for the performance stock options granted in 2014, when compared to the peer group, was met at 200% of targeted performance and all related additional expenses were recorded as of December 31, 2017. The performance options based on market price was met at 175%, however, the market condition is reflected in the grant date fair value valuation and no additional expenses were recognized as of December 31, 2017.  As a result, 77,598 shares were earned through additional vesting based on performance. The balance outstanding as of June 30, 2018 is increased by the additional options issued based on performance.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2017 and March 31, 2018	81,666	$11.49	$11.49
Additional vesting based on performance	77,598	11.49	—
Options exercised	(17,839)	11.49	—
Balance outstanding, June 30, 2018	141,425	$11.49	$11.49

Information relating to stock options at June 30, 2018 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	141,425	78	$11.49	141,425	$11.49

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2018 are as follows:

As of June 30, 2018	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	141,425	$11.49	78	$1,621
Expected to Vest	141,425	$11.49	78	$1,621
Exercisable	141,425	$11.49	78	$1,621

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The new standard changes the accounting for certain aspects of share-based payments to employees. The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (“APIC”) pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity in the condensed consolidated statements of cash flows. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new standard is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company has considered the different options for treatment of forfeitures in accounting for stock compensation and has elected to continue to account for such adjustments on the estimated basis. The Company adopted this new standard as of January 1, 2017 on a prospective basis.  The impact of this adoption was not material.

13. Legal Proceedings — During the reporting period, there have been no significant developments in material pending or threatened legal proceedings to which the Company is a party, except as described below.

Takings Action.  On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company seeks approximately $25,000 in damages from USEPA on the ground that that agency’s improper issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim which was brought in September 2016. Since that time, fact discovery has been completed. Further, during the second quarter of 2018, expert witness discovery was substantially completed, and the Company expects that all remaining discovery will be completed during the third quarter of 2018. The Company is sole plaintiff in this matter and is seeking to recover damages; accordingly, no loss contingency is considered for this action.

AMVAC v. EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“the DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia.  The Company retained defense counsel and has substantially completed the document production during the course of which it incurred approximately $2,000 in legal costs and fees responding to this subpoena.  During the third quarter of 2017, the Company received a request from the DoJ to interview several individuals who may be knowledgeable of the matter.  The government completed the interview of four corporate witnesses during the second quarter of 2018. Prosecutors have expressed a desire to talk about the matter in the near- to mid-term. At this stage, however, the DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United State District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. Amvac Chemical Corporation (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, on the ground that (i) the complaint fails to state a claim upon which relief can be granted, (ii) the contracts cited by plaintiff in his complaint include a forum selection clause requiring that disputes are to be adjudicated in the U.S. District Court for the Central District of California, and (iii) under the doctrine of forum non conveniens.  On March 21, 2018, the District Court in Tennessee ruled on the motion, granting the Company’s request to transfer venue to the United States District Court for the Central District of California (finding that the forum selection clauses in the relevant contracts applied), but denying the request to dismiss the matter.  As per the California court’s rules, the parties are discussing a choice of mediator for a mediation to take place in the third quarter of 2018. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

14.  Recently Issued Accounting Guidance — In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: The standard permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for the Company’s annual and interim reporting periods beginning December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2018-02; however, at the current time the Company does not expect the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (ASC 350).  The FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount the carrying amount exceeds the reporting unit’s fair value.  This update is effective for fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017.  The Company will evaluate the impact of this update.

In October 2016, FASB issued ASU 2016-16, Income Taxes (ASC 740).  At the time the ASU was issued, US GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  Under the new standard, an entity is to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The new standard does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.  The new standard is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods.  In the year beginning January 1, 2018, the Company adopted ASU 2016-16 and recorded a reduction of $180 to retained earnings.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard for the year beginning January 1, 2018.  There was no material impact on the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2018 and the Company does not expect any material impact going forward.

In February 2016, FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements, with certain practical expedients available.  We are currently evaluating our operating lease arrangements to determine the impact of this amendment on the condensed consolidated financial statements, but we expect this adoption will result in a material increase in the assets and liabilities on our condensed consolidated balance sheet. We have not determined if the adoption of this standard will materially impact our operating results. The evaluation will include an extensive review of our leases, which are primarily related to our manufacturing sites, regional sales offices, lease vehicles, and office equipment. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted. The Company will adopt ASU 2016-02 for the year beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  There were no observable price changes during the three and six months ended June 30, 2018.  If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to assess the fair value impact, if any, on each class of stock, and write the individual security interest up or down to its estimated fair value, which could have a significant effect on the

Company's financial position and results of operations. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

15. Fair Value of Financial Instruments— The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt payable to the bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt payable to bank.

During the three and six months ended June 30, 2018, net measurement period adjustments in the amounts of $1,146 and $347, respectively, were made to reduce provisional amounts recorded for deferred consideration in connection with the 2017 AgriCenter acquisition resulting in a reduction to goodwill.  As of June 30, 2018, the Company reassessed the fair value of the deferred consideration balances relating to the 2017 AgriCenter and OHP acquisitions, which resulted in a combined reduction of the deferred consideration balances of approximately $1,468 which has been reflected in other income in the condensed consolidated statements of operations for the three months ended June 30, 2018.

16. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2017	$(4,507)
FX translation	672
Balance, March 31, 2018	(3,835)
FX translation	(898)
Balance, June 30, 2018	$(4,733)

17. Investments — TyraTech Inc. (“TyraTech”) is a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. In January 2018, TyraTech finalized a stock repurchase as a result of which the Company’s ownership position in TyraTech increased from approximately 15.11% to approximately 34.38%. The Company utilizes the equity method of accounting with respect to this investment. Accordingly, our net income includes income and losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses and impairment charges (if appropriate) for the current accounting period. For the three and six months ended June 30, 2018, the Company recognized a net loss of $347 and $443 as a result of the Company’s ownership position in TyraTech. The Company recognized a loss of $69 and $111 for the three and six months ended June 30, 2017.

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of June 30, 2018, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center.  For the three and six months ended June 30, 2018, the Company recognized gains of $46 and losses of $75, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. There were no similar gains or losses recognized in the prior year comparative period.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2018, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  There were no observable price changes in the three and six months ended June 30, 2018. There was no impairment on the investment as of June 30, 2018. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes —  Income tax expense was $1,748 for the three months ended June 30, 2018, as compared to $1,681 for the comparable period in 2017. The effective tax rate for the quarter was 23.0%, as compared to 26.8% in the same period of the prior year.  Income tax expense was $3,440 for the six months ended June 30, 2018, as compared to $3,061 for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 was 24.4% and 27.5%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”)  made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries. The Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; and (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three and six months ended June 30, 2018, the Company did not obtain additional information affecting the provisional amount initially recorded for the transition tax for 2017. As a result, the Company has not recorded an adjustment to the transition tax. Additional work is ongoing including a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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

MANAGEMENT OVERVIEW

The Company’s operating results improved in most respects for the three months ended June 30, 2018, as compared to the same period of 2017, with net sales up 37% ($107,046 as compared to $77,905 for the same period of the prior year), net income attributable to American Vanguard up 30% ($5,599 v. $4,304), gross profit up approximately 26% ($43,297 v. $34,335), gross margin down to 40% from 44% of net sales and operating expenses up 26% ($34,718 v. $27,654), but down as a percentage of sales to 32% in 2018 as compared to 36% for the same period of the prior year.

Top line sales growth for the second quarter of 2018 was driven by sales of product lines and businesses acquired in 2017, namely, chlorothalonil, abamectin and paraquat (from an FTC-mandated divestment), horticultural products from OHP, Inc., and multiple products sold into Central America by AgriCenter. Performance of pre-existing products was mixed, with improvements in net sales of Impact (post emergent corn herbicide), Dacthal (on high value crops) and Folex (on cotton), and offsetting decreases in Aztec® corn soil insecticide, Bidrin (on cotton) and NAA (a plant growth regulator).  Gross profit decreased from 44% of net sales to 40% of net sales quarter-over-quarter, due largely to a higher volume of sales that generate lower margins and by our distribution businesses (AgriCenter and OHP). Factory performance improved significantly and factory activity fully absorbed cost in the quarter.  While rising on an absolute basis by 26%, operating expenses declined as a percentage of sales from 36% in the second quarter of 2017 to 33% in the second quarter of 2018. The improved performance (compared to sales) reflects economies of scale achieved overall notwithstanding increases necessary to manage the newly acquired businesses, continued spending to drive long-term growth in our pre-existing business through product development, marketing and business development activities and somewhat offset by adjustments to deferred consideration associated with the businesses acquired in 2017.  Net income for the second quarter rose by $1,295 or 30% as compared to the three months ended June 30, 2017.

The Company’s operating results improved in most respects for the six months ended June 30, 2018, as compared to the same period of 2017, with net sales up 42% ($211,154 compared to $148,578 for the same period of the prior year), net income attributable to American Vanguard up 32% ($10,254 v. $7,756), gross profit up approximately 31% ($84,348 v. $64,419), gross margin down to 40% from 43% of net sales and operating expenses up 30% ($68,418 v. $52,605), but down as a percentage of sales to 32% in 2018, as compared to 35% for the same period of the prior year.

For the six month period ended June 30, 2018 the underlying story is similar. The improvement in net sales for the first half of the year was driven primarily by sales of recently acquired product lines and businesses. Performance of pre-existing products was mixed, with increased sales of herbicides (Impact, Dacthal and bromacil), soil fumigants, Folex (a cotton defoliator) and Counter, offset by declines in Aztec® corn soil insecticide, Thimet (due to a drop in peanut acres) and Bidrin (on cotton). Gross margin decreased from 43% in the first half of 2017 to 40% for the same period in 2018 due to increased sale of lower margin products, including products and distribution businesses acquired in 2017.  Factory performance improved in comparison to the same six-month period of 2017 and net factory costs were less than a half percent of sales in 2018, as compared to 4% of sales in 2017. During the first six months of the year, operating expenses rose on an absolute basis, but dropped as a percentage of net sales. While we realized some improved efficiencies in connection with freight, we incurred increased expenses for regulatory studies and higher legal expenses incurred in connection with a lawsuit that the Company brought against the U.S. Environmental Protection Agency (“USEPA”) in the United States Court of Federal Claims arising from USEPA’s issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010. Net income for the first half of 2018 rose by $2,498 or 32% as compared to the six months ended June 30, 2017.

When considering the condensed consolidated balance sheet, as of June 30, 2018, net debt has reduced by $3,228, at June 30, 2018, as compared to December 31, 2017, notwithstanding the need to fund additional working capital for our expanded business. Debt, net of deferred loan fees, at June 30, 2018 and at December 31, 2017 was $74,258 and $77,486, respectively. As of June 30, 2018, the Company had the capacity to borrow $137,047, which was broadly in line with the same time last year (June 2017 borrowing capacity was $143,182).

RESULTS OF OPERATIONS

Quarter Ended June 30:

	2018	2017	Change	% Change
Net sales:
Insecticides	$32,665	$39,442	$(6,777)	-17%
Herbicides/soil fumigants/fungicides	31,401	16,045	15,356	96%
Other, including plant growth regulators	30,377	10,096	20,281	201%
Total crop	94,443	65,583	28,860	44%
Non-crop	12,603	12,322	281	2%
	$107,046	$77,905	$29,141	37%
Cost of sales:
Insecticides	$18,936	$25,281	$(6,345)	-25%
Herbicides/soil fumigants/fungicides	17,379	8,114	9,265	114%
Other, including plant growth regulators	21,183	5,098	16,085	316%
Total crop	57,498	38,493	19,005	49%
Non-crop	6,251	5,077	1,174	23%
	$63,749	$43,570	$20,179	46%
Gross profit:
Insecticides	$13,729	$14,161	$(432)	-3%
Herbicides/soil fumigants/fungicides	14,022	7,931	6,091	77%
Other, including plant growth regulators	9,194	4,998	4,196	84%
Gross profit crop	36,945	27,090	9,855	36%
Gross profit non-crop	6,352	7,245	(893)	-12%
	$43,297	$34,335	$8,962	26%
Gross margin crop	39%	41%
Gross margin non-crop	50%	59%
Total gross margin	40%	44%

	2018	2017	Change	% Change
Net sales:
US	$64,363	$55,760	$8,603	15%
International	42,683	22,145	20,538	93%
	$107,046	$77,905	$29,141	37%

Across our crop business, net sales of our insecticides group were down approximately 17% to end at $32,665, as compared to $39,442 during the second quarter of 2017. Within this category, net sales of our non-granular insecticides were driven by our cotton insecticide Bidrin® which posted lower sales due to carryover of channel inventory and relatively light pest pressure.  Further, net sales of our granular soil insecticides were down approximately 5%. This decline was due to the weaker performance of our corn insecticide Aztec® due to timing of international sales and Thimet®, (used primarily in peanuts and sugar cane) due to a roughly 20% reduction in peanut planted acres in 2018.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the second quarter of 2018 increased by approximately 96% to $31,401 from $16,045 in the comparable period of 2017. Net sales of our herbicide products increased approximately 70%, largely due to the addition of the Paraquat product purchased in June of 2017.  Sales of our post-emergent corn herbicide Impact® and Dacthal® for use on a wide variety of high valued vegetable crops showed slight increases relative to the second quarter of 2017.We also enjoyed increased sales of our international products Hyvar® and Krovar®. Our soil fumigants business improved 37% from the prior year’s second quarter, when excessively wet weather in the Western region had inhibited the application of these liquid products.  In fungicides, we posted significant sales of chlorothalonil, which was acquired in June 2017.

Within the group of other products (which includes our AgriCenter distribution business, plant growth regulators, molluscicides and tolling activity), net sales increased twofold as compared to the second quarter of 2017. Most of this increase arose from AgriCenter sales into Costa Rica, Nicaragua, Honduras, Panama, and the Dominican Republic. Higher quarterly sales of our Folex® cotton defoliant were offset by a decline in our growth regulator product NAA, which sold earlier in this year than in 2017. Slightly lower sales of our metaldehyde granules were offset by higher revenues from our toll manufacturing during this year’s second quarter.

Our non-crop sales ended the second quarter of 2017 up 2% at $12,603, as compared to $12,322, for the same period of the prior year. This increase was due largely to sales from our OHP horticultural business offset by lower sales of our insecticide products for commercial pest control and mosquito control and lower year-over-year royalty payments for our wholly-owned Envance Technology business.

Our international business performed strongly and increased sales by 93%, ending at $42,683, as compared to $22,145 for the second quarter of the prior year. The main growth drivers were related to the AgriCenter distribution business in Central America, new product sales in Mexico following product line acquisitions in August of 2017. Both business lines contributed strongly to sales growth and overall improvement in gross profit performance. Business in other regions performed in line with our expectations including approximately a 100% increase in sales for our Hyvar and Krovar herbicides.

Our cost of sales for the second quarter of 2018 was $63,749 or 60% of sales. This compared to $43,570 or 56% of sales for the same period of 2017. The increase in cost of sales as a percentage of net sales in 2018 is driven by the impact of the mix change including the effect of acquired products and distribution businesses, which drive high sales but at comparatively lower margins than our pre-existing business. This effect was somewhat offset by our factory activity which improved to the extent that we fully recovered our factory costs for the quarter.

Gross profit for the second quarter of 2018 improved by $8,962, or 26%, to end at $43,297 as compared to $34,335 for the second quarter of 2017.  Gross margin percentage ended at 40% in the three months ended June 30, 2018, as compared to 44% in the same period of the prior year. As previously noted, the change in performance is largely driven by the new products and businesses acquired in 2017 and partially offset by our improved factory performance.

Operating expenses increased by $7,064 to $34,718 for the three months ended June 30, 2018, as compared to the same period in 2017. The differences in operating expenses by department are as follows:

	2018	2017	Change	% Change
Selling	$10,617	$6,456	$4,161	64%
General and administrative	9,522	10,205	(683)	-7%
Research, product development and regulatory	7,286	5,993	1,293	22%
Freight, delivery and warehousing	7,293	5,000	2,293	46%
	$34,718	$27,654	$7,064	26%

•

Selling expenses increased by 64% in the three months ended June 30, 2018 as compared to the same period of the prior year. This is mainly resulted from increased sales activities associated with the newly acquired distribution businesses.  We also increased spending on advertising and other marketing costs.

•

General and administrative expenses decreased by $683 to end at $9,522 for the three months ended June 30, 2018, as compared to the same period of 2017 in part driven by increased activities associated with acquired products and businesses and more than offset by the quarterly re-assessment of fair value associated with deferred consideration for the new business of $1,468 and decreased estimated short and long term incentive compensation costs.

•

Research, product development costs and regulatory expenses increased by $1,293 to end at $7,286 for the three months ended June 30, 2018, as compared to the same period of 2017. The increases came from the addition of the new businesses of AgriCenter and OHP and from increased spending on regulatory and product development studies on our expanded portfolio of products and businesses.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2018 were $7,293 or 6.8% of sales as compared to $5,000 or 6.4% of sales for the same period in 2017. The increased cost was associated with the 37% increase in sales recorded in the second quarter of 2018, as compared to the same period of 2017 and the mix of those sales.

Interest costs net of capitalized interest, were $966 in the three months ended June 30, 2018, as compared to $400 in the same period of 2017. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$100,928	$878	3.5%	$45,193	$292	2.6%
Amortization of deferred loan fees	—	58	—	—	63	—
Amortization of other deferred liabilities	—	52	—	—	7	—
Other interest (income) expense	—	(5)	—	—	49	—
Subtotal	100,928	983	3.9%	45,193	411	3.6%
Capitalized interest	—	(17)	—	—	(11)	—
Total	$100,928	$966	3.8%	$45,193	$400	3.5%

The Company’s average overall debt for the three months ended June 30, 2018 was $100,928, as compared to $45,193 for the three months ended June 30, 2017. During the quarter, we continued to focus on managing our working capital for our expanded business and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.5% for the three months ended June 30, 2018, as compared to 2.6% in 2017.

Income tax expense was $1,748 for the three months ended June 30, 2018, as compared to $1,681 for the comparable period in 2017. The effective tax rate for the quarter was 23.0%, as compared to 26.8% in the same period of the prior year. Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.  The decrease in effective tax rate is primarily driven by the implementation of the Tax Cuts and Jobs Act and excess tax benefits related to the exercise of stock options.

During the three months ended June 30, 2018 we recognized a loss of $347 on our investment in TyraTech. This compared to a loss of $69 recognized in the comparable period of 2017. This reflected both our increased ownership position and the latest information regarding the forecast for their financial performance for 2018. Furthermore, we recognized a gain in the amount of $46 on our investment in the Hong Kong joint venture which is a 50% owned equity investment.  Overall we recorded losses for equity method investments for the three months ended June 30, 2018 of $301.

Non-controlling interest amounted to income of $35 in the three months ended June 30, 2018, as compared to loss of $227 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the three months ended June 30, 2018 was $5,599 or $0.19 per basic and diluted share, as compared to $4,304 or $0.15 per basic and diluted share in the same period of 2017.

Six Months Ended June 30:

	2018	2017	Change	% Change
Net sales:
Insecticides	$73,958	$77,384	$(3,426)	-4%
Herbicides/soil fumigants/fungicides	63,586	36,066	27,520	76%
Other, including plant growth regulators	48,217	13,488	34,729	257%
Total crop	185,761	126,938	58,823	46%
Non-crop	25,393	21,640	3,753	17%
Total net sales	$211,154	$148,578	$62,576	42%
Cost of sales:
Insecticides	$43,756	$48,825	$(5,069)	-10%
Herbicides/soil fumigants/fungicides	36,074	18,396	17,678	96%
Other, including plant growth regulators	34,015	6,991	27,024	387%
Total crop	113,845	74,212	39,633	53%
Non-crop	12,961	9,947	3,014	30%
Total cost of sales	$126,806	$84,159	$42,647	51%
Gross profit:
Insecticides	$30,202	$28,559	$1,643	6%
Herbicides/soil fumigants/fungicides	27,512	17,670	9,842	56%
Other, including plant growth regulators	14,202	6,497	7,705	119%
Gross profit crop	71,916	52,726	19,190	36%
Gross profit non-crop	12,432	11,693	739	6%
Total gross profit	$84,348	$64,419	$19,929	31%
Gross margin crop	39%	42%
Gross margin non-crop	49%	54%
Total gross margin	40%	43%

	2018	2017	Change	% Change
Net sales:
US	$134,178	$108,004	$26,174	24%
International	76,976	40,574	36,402	90%
Total net sales	$211,154	$148,578	$62,576	42%

Across our crop business, net sales of our insecticides group declined approximately 4% to end at $73,958, as compared to $77,384 during the six months ended June 30, 2017. Within this category, net sales of our non-granular insecticides were driven by our cotton insecticide Bidrin® which posted decreased sales due to year-over-year reduced cotton acres in the USA, movements in channel inventory levels and light early season foliar pest pressure. This was offset by incremental sales of Abamectin acquired in June 2017. Net sales of our granular soil insecticides were down slightly due to the timing of international sales of the corn insecticide Aztec®;  reduced planted acreage in peanuts which trimmed our Thimet® sales; offset by positive performance posted by Counter®, which is largely used for nematode control in corn and sugar beets. Internationally, both our Mocap and Nemacur® brand posted slightly increased year-over-year net sales.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the six months ended June 30, 2018 increased by approximately 76% to $63,586 from $36,066 in the comparable period of 2017. This improved performance was driven by incremental sales of paraquat herbicide and chlorothalonil fungicide, acquired in June 2017.  Additionally we saw year-over-year increases in many of our pre-existing products, including herbicides Impact, Dacthal, and bromacil; fungicides such as PCNB; and our soil fumigant business, which benefitted from more favorable weather conditions relative to the prior year.

Within the group of other products (which includes our AgriCenter distribution business, plant growth regulators, molluscicides and tolling activity), net sales were $48,217, up approximately two and a half times, as compared to $13,448 in the first half of 2017. The increase was driven by the addition of our AgriCenter distribution business, higher sales of our Folex® cotton defoliant and for our toll manufacturing activity. These were somewhat offset by lower sales of our growth regulator NAA in fruit applications and for our metaldehyde granules.

Our non-crop sales ended the first half of 2018 with net sales of 25,393 up 17%, as compared to $21,640 for the same period of the prior year. This category benefitted from continued strong sales of our aerial-applied mosquito adulticide Dibrom and the addition of the OHP horticulture business which was acquired in November 2017.

Our first half International sales ended at $76,976, a 90% increase over the $40,574 posted for the first six month of 2017. The main driver of this performance was the addition of the AgriCenter Central American distribution business, which was acquired in November 2017. Additionally, we had new incremental sales attributable to the acquisition of the fungicide Chlorothalonil which was acquired in June 2017. Our pre-existing products also showed increases including Mocap, Nemacur, Counter and bromacil.

Our cost of sales for the first half of 2018 ended at $126,806 or 60% of net sales. This compares to $84,159 or 57% of net sales in the same period of 2017. The increase in cost of sales as a percentage of net sales in 2018 is driven by the impact of the mix change including the effect of acquired products and distribution businesses purchased during 2017. Those businesses drive high sales but at comparatively lower margins, as compared to our pre-existing business. This effect was somewhat offset by our factory activity which improved in 2018 to the extent that we have almost fully recovered our factory costs during the first six months. Net factory costs for 2018 year-to-date amounts to less than one half percent of sales, whereas net factory cost in the same period of 2017 amounted to 4% of sales.

Gross profit for the six months ended June 30, 2018 improved by $19,929, or 31%, to end at $84,348, as compared to $64,419 for the first half of 2017. Gross margin percentage ended at 40% in the first six months of 2018, as compared to 43% in the same period of the prior year.  As previously noted, the change in performance is largely driven by the new businesses and products acquired in 2017 which drive strong sales and generally earn lower margins, in comparison to our pre-existing businesses.

Operating expenses increased by $15,813 to $68,418 for the six months ended June 30, 2018, as compared to the same period in 2017. The differences in operating expenses by department are as follows:

	2018	2017	Change	% Change
Selling	$20,060	$13,162	$6,898	52%
General and administrative	20,686	17,910	2,776	15%
Research, product development and regulatory	13,563	11,689	1,874	16%
Freight, delivery and warehousing	14,109	9,844	4,265	43%
	$68,418	$52,605	$15,813	30%
•

Selling expenses increased by $6,898 to end at $20,060 for the six months ended June 30, 2018, as compared to the same period of 2017. The main driver was an increase in activities from the newly acquired businesses during 2017 and increased spending on advertising for our domestic market.

•

General and administrative expenses increased by $2,776 to end at $20,686 for the six months ended June 30, 2018, as compared to the same period of 2017, primarily driven by amortization associated with 2017 acquisitions, the inclusion of the administrative activities of those newly acquired businesses and increased long-term incentive compensation accruals. These increases were somewhat offset by the impact of a quarterly re-assessment of the fair value of liabilities under purchase agreements associated with the 2017 acquisitions.

•

Research, product development costs and regulatory expenses increased by $1,874 to end at $13,563 for the six months ended June 30, 2018, as compared to the same period of 2017. The main driver was increased spending on regulatory and product development activities for our expanded portfolio of products and businesses and continued spending on development of our SIMPAS delivery system.

•	Freight, delivery and warehousing costs for the six months ended June 30, 2018 were $14,109 or 6.6% of sales as compared to $9,844 or 6.6% of sales for the same period in 2017.

Interest costs net of capitalized interest were $1,803 in the first six months of 2018, as compared to $698 in the same period of 2017. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$94,934	$1,577	3.3%	$44,705	$550	2.5%
Amortization of deferred loan fees	—	117	—	—	125	—
Amortization of other deferred liabilities	—	154	—	—	16	—
Other interest (income) expense	—	(11)	—	—	56	—
Subtotal	94,934	1,837	3.9%	44,705	747	3.3%
Capitalized interest	—	(34)	—	—	(49)	—
Total	$94,934	$1,803	3.8%	$44,705	$698	3.1%

The Company’s average overall debt for the six months ended June 30, 2018 was $94,934, as compared to $44,705 for the six months ended June 30, 2017. During the period, we continued to focus on our usage of revolving debt, while funding working capital for the newly acquired products and businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.3% for the six months ended June 30, 2018, as compared to 2.5% in 2017.

Income tax expense was $3,440 for the six months ended June 30, 2018, as compared to $3,061 for the comparable period in 2017. The effective tax rate for the six months ended June 30, 2018 was 24.4%, as compared to 27.5% in the same period of the prior year. Our effective tax rate decreased due to the implementation of the Tax Cuts and Jobs Act in addition to an increase in excess tax benefits related to stock options.  Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the six months ended June 30, 2018 we recognized a loss of $443 on our investment in TyraTech. This compared to a loss of $111 recognized in the comparable period of 2017. This reflected both our increased ownership position and their actual financial performance for 2018. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets.  Furthermore, the Company recognized a loss of $75 in our investment in the Hong Kong joint venture, which is a 50% owned equity investment.  Overall, we recorded losses for equity method investments for the six months ended June 30, 2018 of $518.

Non-controlling interest amounted to an income of $85 in the six months ended June 30, 2018, as compared to a loss of $188 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our overall net income for the six months ended June 30, 2018 was $10,254 or $0.35 per basic and $0.34 per diluted share, as compared to $7,756 or $0.27 per basic and $0.26 per diluted share in the same period of 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash of $3,719 in operating activities during the six months ended June 30, 2018, as compared to $34,117 during the six months ended June 30, 2017.  Included in the $3,719 are net income of $10,169, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $12,031, stock based compensation of $2,778, changes in deferred income taxes of $26 and losses from equity method investments of $518. The total provided net cash inflows of $25,470, as compared to $21,268 for the same period of 2017.

During the first six months of 2018 the Company increased working capital by $19,172, as compared to a reduction of $13,875 during the same period of the prior year. Included in this change: inventories increased by $40,194, driven by our expanded business as we work through the annual industry cycle. Deferred revenue decreased by $7,254, as compared to $2,126 in the same period of 2017, driven by customer decisions regarding product demand, payment timing and our cash incentive Programs. Our accounts payable balances increased by $11,309 driven by increased manufacturing activity, the impact of new business cycles associated with our distribution businesses and compared to $579 in the same period of 2017. Accounts receivables decreased by $5,478 as compared to $20,749 in the same period of 2017, with the change driven primarily by a different mix of domestic crop sales (and associated timing and terms) following the purchases of new products in 2017.  In the same period of 2017, accounts receivable decreased by $20,749.  Prepaid expenses decreased by $707 and income tax receivable decreased by $271. Accrued Programs increased by

$15,039, as compared to $18,819 in the prior year. Finally, other payables and accrued expenses decreased by $5,151, as compared to $4,256 in the prior year as a result of the incentive compensation accrual.

With regard to our Program accrual, the change primarily reflects our mix of sales and customers in the first half of 2018, as compared to the prior year. The Company accrues Programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first half of 2018, the Company made accruals for Programs in the amount of $28,808 and made payments in the amount of $13,768. During the first half of 2017, the Company made accruals in the amount of $27,341 and made payments in the amount of $8,522. The increased payments in 2018 relate to certain products acquired in 2017 that have different earnings and payment cycles, as compared to the Company’s legacy products.

Cash used for investing activities was $4,861 for the six months ended June 30, 2018, as compared to $18,505 for the six months ended June 30, 2017. The Company spent $3,230 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure, $347 related to additional purchase accounting adjustments related to the AgriCenter business acquired in the fourth quarter of 2017 and $1,978 for the acquisition of the bromacil product line for sales in the USA on June 20, 2018.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2018 and December 31, 2017. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2018	December 31, 2017
	Long-term	Long-term
Revolving line of credit	$75,100	$78,425
Deferred loan fees	(842)	(939)
Net long-term debt	$74,258	$77,486

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

At June 30, 2018, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $137,047. This compares to an available borrowing capacity of $143,182 as of June 30, 2017. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve-month period plus proforma basis arising from acquisitions, which has improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2017, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2017. However, as of January 1, 2018 we adopted the new revenue recognition standard and the new income tax standard.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2017 and the Company’s Form 8-K filed with the SEC on or about July 6, 2017.

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

As of June 30, 2018, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2018, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

During the reporting period, there have been no significant developments in material pending or threatened legal proceedings to which the Company is a party, except as described below.

Takings Action.  On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company seeks approximately $25,000 damages from USEPA on the ground that that agency’s improper issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim which was brought in September 2016. Since that time, fact discovery has been completed. Further, during the second quarter of 2018, expert witness discovery was substantially completed, and the Company expects that all remaining discovery will be completed during the third quarter of 2018. The Company is sole plaintiff in this matter and is seeking to recover damages; accordingly, no loss contingency is considered for this action.

AMVAC v. EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“the DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia.  The Company retained defense counsel and has substantially completed the document production during the course of which it incurred approximately $2,000 in legal costs and fees responding to this subpoena.  During the third quarter of 2017, the Company received a request from the DoJ to interview several individuals who may be knowledgeable of the matter.  The government completed the interview of four corporate witnesses during the second quarter of 2018. Prosecutors have expressed a desire to talk about the matter in the near- to mid-term. At this stage, however, the DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United State District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. Amvac Chemical Corporation (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  The Company believes that these claims are without merit and intends to defend vigorously.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, on the ground that (i) the complaint fails to state a claim upon which relief can be granted, (ii) the contracts cited by plaintiff in his complaint include a forum selection clause requiring that disputes are to be adjudicated in the U.S. District Court for the Central District of California, and (iii) under the doctrine of forum non conveniens.  On March 21, 2018, the District Court in Tennessee ruled on the motion, granting the Company’s request to transfer venue to the United States District Court for the Central District of California (finding that the forum selection clauses in the relevant contracts applied), but denying the request to dismiss the matter.  As per the California court’s rules, the parties are discussing a choice of mediator for a mediation to take place in the third quarter of 2018. At this stage in the proceedings, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

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

Tariff Activity – within recent months, the U.S. and China have imposed a series of retaliatory tariffs against one another in respect of various products, ranging from metals to grains to chemicals. To date, the Company has not been materially, adversely affected by these tariffs. However, it is not always possible to predict which products could be targeted by either nation, nor is it possible to predict the size or duration of any given tariff.  It is possible that either the U.S. or China could place tariffs on one or more products that would cause either a disruption in the markets of the Company’s customers or an increase in the Company’s cost of goods which, either individually or in the aggregate, could have a material adverse effect upon the Company’s operations or financial performance.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 6, 2018	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: August 6, 2018	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer