Form 10-Q
period 2018-09-30
AMERICAN VANGUARD CORP
filed 2018-11-06
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $.10 Par Value—30,320,010 shares as of October 26, 2018.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$111,780	$89,975	$322,934	$238,553
Cost of sales	66,480	51,943	193,286	136,102
Gross profit	45,300	38,032	129,648	102,451
Operating expenses	33,635	31,570	102,011	84,175
Operating income	11,665	6,462	27,637	18,276
Interest expense, net	1,116	375	2,961	1,073
Income before provision for income taxes and loss on equity method investments	10,549	6,087	24,676	17,203
Income tax expense	3,526	1,954	6,966	5,015
Income before loss on equity method investments	7,023	4,133	17,710	12,188
Loss from equity method investments	533	115	1,051	226
Net income	6,490	4,018	16,659	11,962
Net (loss) income attributable to non-controlling interest	35	71	120	(117)
Net income attributable to American Vanguard	$6,525	$4,089	$16,779	$11,845
Earnings per common share—basic	$.22	$.14	$.57	$.41
Earnings per common share—assuming dilution	$.22	$.14	$.56	$.40
Weighted average shares outstanding—basic	29,399	29,193	29,340	29,064
Weighted average shares outstanding—assuming dilution	30,209	29,783	30,146	29,648

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,490	$4,018	$16,659	$11,962
Comprehensive income:
Foreign currency translation adjustment	638	(67)	412	970
Comprehensive income	7,128	3,951	17,071	12,932
Net (loss) income attributable to non-controlling interest	35	71	120	(117)
Comprehensive income attributable to American Vanguard	$7,163	$4,022	$17,191	$12,815

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$9,368	$11,337
Receivables:
Trade, net of allowance for doubtful accounts of $587 and $46, respectively	125,046	102,534
Other	12,282	7,071
Total receivables, net	137,328	109,605
Inventories, net	162,760	123,124
Prepaid expenses	11,352	10,817
Total current assets	320,808	254,883
Property, plant and equipment, net	48,315	49,321
Intangible assets, net of applicable amortization	174,801	180,950
Goodwill	21,837	22,184
Other assets	24,150	28,254
Total assets	$589,911	$535,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$481	$5,395
Accounts payable	59,769	53,748
Deferred revenue	609	14,574
Accrued program costs	61,936	39,054
Accrued expenses and other payables	11,686	12,061
Income taxes payable	3,446	1,370
Total current liabilities	137,927	126,202
Long-term debt, net of deferred loan fees	97,313	77,486
Other liabilities, excluding current installments	8,831	10,306
Deferred income tax liabilities	17,216	16,284
Total liabilities	261,287	230,278
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 32,757,098 shares at September 30, 2018 and 32,241,866 shares at December 31, 2017	3,276	3,225
Additional paid-in capital	81,573	75,658
Accumulated other comprehensive loss	(4,095)	(4,507)
Retained earnings	256,005	238,953
	336,759	313,329
Less treasury stock at cost, 2,450,634 shares at September 30, 2018 and December 31, 2017	(8,269)	(8,269)
American Vanguard Corporation stockholders’ equity	328,490	305,060
Non-controlling interest	134	254
Total stockholders’ equity	328,624	305,314
Total liabilities and stockholders' equity	$589,911	$535,592

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2017	32,241,866	$3,225	$75,658	$(4,507)	$238,953	2,450,634	$(8,269)	$305,060	$254	$305,314
Adjustment to recognize new revenue recognition standard, net of tax					2,214			2,214		2,214
Adjustment to recognize new standard on taxes on foreign asset transfers					(180)			(180)		(180)
Common stocks issued under ESPP	17,078	1	298	—	—	—	—	299	—	299
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)	—	(586)
Foreign currency translation adjustment, net	—	—	—	672	—	—	—	672	—	672
Stock based compensation	—	—	1,309	—	—	—	—	1,309	—	1,309
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	409,979	41	470	—	—	—	—	511	—	511
Net income	—	—	—	—	4,655	—	—	4,655	(50)	4,605
Balance, March 31, 2018	32,668,923	3,267	77,735	(3,835)	245,056	2,450,634	(8,269)	313,954	204	314,158
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(587)	—	—	(587)	—	(587)
Foreign currency translation adjustment, net	—	—	—	(898)	—	—	—	(898)	—	(898)
Stock based compensation	—	—	1,469	—		—	—	1,469	—	1,469
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	74,581	8	517	—	—	—	—	525	—	525
Net income	—	—	—	—	5,599	—	—	5,599	(35)	5,564
Balance, June 30, 2018	32,743,504	3,275	79,721	(4,733)	250,068	2,450,634	(8,269)	320,062	169	320,231
Stocks issued under ESPP	18,872	1	370	—	—	—	—	371	—	371
Cash dividends on common stock ($0.015 per share)	—	—	—	—	(588)	—	—	(588)	—	(588)
Foreign currency translation adjustment, net	—	—	—	638	—	—	—	638	—	638
Stock based compensation	—	—	1,457	—	—	—	—	1,457	—	1,457
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(5,278)	—	25	—	—	—	—	25	—	25
Net income	—	—	—		6,525	—	—	6,525	(35)	6,490
Balance, September 30, 2018	32,757,098	$3,276	$81,573	$(4,095)	$256,005	2,450,634	$(8,269)	$328,490	$134	$328,624

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,659	$11,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed and intangible assets	14,233	12,358
Amortization of other long term assets	3,630	3,995
Amortization of discounted liabilities	314	20
Stock-based compensation	4,235	3,585
(Decrease) increase in deferred income taxes	(34)	6
Loss from equity method investments	1,051	226
Changes in assets and liabilities associated with operations:
Increase in net receivables	(24,382)	(15,746)
Increase in inventories	(39,305)	(2,213)
Increase in prepaid expenses and other assets	(959)	(3,678)
Increase (decrease) in income tax receivable/payable, net	2,069	(12,137)
Increase in accounts payable	5,711	4,556
Decrease in deferred revenue	(13,965)	(3,848)
Increase in accrued program costs	22,882	22,720
Decrease in other payables and accrued expenses	(7,229)	(3,562)
Net cash (used) provided by operating activities	(15,090)	18,244
Cash flows from investing activities:
Capital expenditures	(5,154)	(5,333)
Investments	—	(950)
Acquisition of product lines and other intangible assets	(1,634)	(25,904)
Net cash used in investing activities	(6,788)	(32,187)
Cash flows from financing activities:
Payments under line of credit agreement	(71,125)	(59,025)
Borrowings under line of credit agreement	90,800	76,000
Payments on other long-term liabilities	—	(26)
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	1,731	(820)
Payment of cash dividends	(1,611)	(1,161)
Net cash provided by financing activities	19,795	14,968
Net (decrease) increase in cash and cash equivalents	(2,083)	1,025
Effect of exchange rate changes on cash and cash equivalents	114	151
Cash and cash equivalents at beginning of period	11,337	7,869
Cash and cash equivalents at end of period	$9,368	$9,045

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended Sept 30, 2018		Nine Months Ended Sept 30, 2018
	As reported	Without adoption of ASC 606	As reported	Without adoption of ASC 606
Net sales:
Crop:
Insecticides	$25,475	$25,481	$99,433	$99,463
Herbicides/soil fumigants/fungicides	34,577	34,577	98,163	98,163
Other, including plant growth regulators and distribution	35,302	35,302	83,519	83,519
	95,354	95,360	281,115	281,145
Non-crop, including distribution	16,426	16,426	41,819	41,819
Total net sales:	$111,780	$111,786	$322,934	$322,964
Net sales:
US	$71,711	$71,717	$205,889	$205,919
International	40,069	40,069	117,045	117,045
Total net sales:	$111,780	$111,786	$322,934	$322,964
Timing of revenue recognition:
Goods transferred at a point in time	$111,675	$111,786	$322,266	$322,964
Goods and services transferred over time	105	—	668	—
Total net sales:	$111,780	$111,786	$322,934	$322,964

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

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The Company determined that for certain products that are deemed to have no alternative use accompanied by an enforceable right to payment for performance completed to date, recognition will change from point in time, to over time.  These sales were previously recognized upon delivery, and are now recognized over time utilizing an output method.  In addition, the Company earns royalties on certain licenses granted for the use of its intellectual property, which were previously recognized over time.  For certain licenses that are considered functional intellectual property, revenue recognition is now at a point in time.

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

At September 30, 2018, the Company had $24,599 of remaining performance obligations, which are comprised of open sales orders, deferred revenue and services not yet delivered. The Company expects to recognize approximately all of its remaining performance obligations as revenue in fiscal 2018.

Contract Balances—The timing of revenue recognition, billings and cash collections may result in deferred revenue in the condensed consolidated balance sheets. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These liabilities are reported on the condensed consolidated balance sheet at the end of each reporting period.

	September 30, 2018	December 31, 2017
Total receivables, net	$137,328	$109,605
Contract assets	3,000	—
Deferred revenue	609	14,574

Revenue recognized for the three and nine months ended September 30, 2018, that was included in the deferred revenue balance at the beginning of 2018 was $13,965.

The following table presents the effect of the adoption of ASC 606 on our condensed consolidated balance sheet (unaudited) as of December 31, 2017, (in thousands):

	As of December 31, 2017
	As previously reported	Adjustment due to adoption of ASC 606	As adjusted
Total assets	$535,592	$3,000	$538,592
Deferred income tax liabilities, net	16,284	786	17,070
Retained earnings	238,953	2,214	241,167

In accordance with ASC 606, the disclosure of the impact of adoption to our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 were $2 and $59, respectively, reductions in net sales.  This revenue will move from being recognized at point in time to be recognized over time.  As such, the net sales will be reported as sales in later quarters.

In accordance with ASC 606, the disclosure of the impact of adoption to our condensed consolidated balance sheets was as follows:

	As of September 30, 2018
	As reported	Balances without adoption of ASC 606	Impact
Assets:
Contract assets	$3,000	$—	$3,000
Current liabilities:
Deferred revenue	609	550	59
Deferred income tax liabilities	786	—	786
Stockholders' equity:
Retained earnings	256,005	253,791	2,214

3. Property, plant and equipment at September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017
Land	$2,548	$2,458
Buildings and improvements	16,832	16,678
Machinery and equipment	108,033	107,722
Office furniture, fixtures and equipment	5,001	4,925
Automotive equipment	1,102	735
Construction in progress	2,483	1,917
Total gross value	135,999	134,435
Less accumulated depreciation	(87,684)	(85,114)
Total net value	$48,315	$49,321

The Company recognized depreciation expense related to property, plant and equipment of $2,020 and $2,033 for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, the Company eliminated from assets and accumulated depreciation $249 and $1,126, respectively, of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $6,166 and $6,112 for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company eliminated from assets and accumulated depreciation $3,596 and $5,884, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its banks.

4. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished products	$144,963	$107,595
Raw materials	17,797	15,529
	$162,760	$123,124

At September 30, 2018 and December 31, 2017, inventory reserve amounted to $1,673 and $3,137, respectively. Included in this change, during the three and nine months ended September 30, 2018, we adjusted our expected future costs for the re-work and released $696 to income as a consequence.  As of September 30, 2018, we believe our inventories are valued at lower of cost or net realizable value.

In July 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2015-11, Inventory (Topic 330). Topic 330 required an entity to measure inventory at the lower of cost or market, where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU limits the scope to inventory that is measured using first-in, first-out (FIFO) or average cost and requires inventory be measured at the lower of costs or net realizable value. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this new standard effective January 1, 2017.  There was no impact on this adoption.

5. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Insecticides	$25,475	$24,866	$99,433	$102,249
Herbicides/soil fumigants/fungicides	34,577	32,717	98,163	68,783
Other, including plant growth regulators	35,302	17,191	83,519	30,680
Total crop:	95,354	74,774	281,115	201,712
Non-crop	16,426	15,201	41,819	36,841
Total net sales:	$111,780	$89,975	$322,934	$238,553
Net sales:
US	$71,711	$65,842	$205,889	$173,877
International	40,069	24,133	117,045	64,676
Total net sales:	$111,780	$89,975	$322,934	$238,553

6. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season.  The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US crop and non-crop chemicals market places. These discount Programs represent variable consideration.  In accordance with ASC 606, revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management will make adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.  No significant changes in estimates were made during the three and nine months ended September 30, 2018 and 2017, respectively.

7. The Company has declared and/or paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
September 18, 2018	October 3, 2018	October 17, 2018	$0.020	$588
June 11, 2018	June 28, 2018	July 12, 2018	$0.020	$587
March 8, 2018	March 30, 2018	April 13, 2018	$0.020	$586
December 12, 2017	December 27, 2017	January 10, 2018	$0.015	$438

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to AVD	$6,525	$4,089	$16,779	$11,845
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,399	29,193	29,340	29,064
Dilutive effect of stock options and grants	810	590	806	584
	30,209	29,783	30,146	29,648

For the three and nine months ended September 30, 2018 and 2017, no stock options were excluded from the computation of diluted earnings per share.

9. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017. The Company has no short term debt as of September 30, 2018 and December 31, 2017.  The revolving line of credit is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2018	December 31, 2017
Revolving line of credit	$98,100	$78,425
Deferred loan fees	(787)	(939)
Net long-term debt	$97,313	$77,486

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

At September 30, 2018, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $105,111. This compares to an available borrowing capacity of $124,724 as of September 30, 2017. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

10. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2018 presentation.

11. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2018 and 2017, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three and nine months ended September 30, 2018 and 2017.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2018
Restricted Stock	$966	$2,716	$6,206	2.0
Performance Based Restricted Stock	491	1,519	2,814	2.0
Total	$1,457	$4,235	$9,020
September 30, 2017
Incentive Stock Options	$80	$250	$94	0.3
Restricted Stock	635	2,068	4,475	1.2
Performance Based Restricted Stock	299	920	1,901	2.0
Performance Based Options	249	347	69	0.3
Total	$1,263	$3,585	$6,539

Stock Options—During the three and nine months ended September 30, 2018, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2017	473,641	$9.38	$9.38
Options exercised	(40,923)	11.49	—
Balance outstanding, March 31, 2018	432,718	9.19	9.19
Options exercised	(38,360)	10.02	—
Balance outstanding, June 30, 2018	394,358	9.12	9.12
Options exercised	(9,568)	9.82	—
Balance outstanding, September 30, 2018	384,790	$9.11	$9.11

Information relating to stock options at September 30, 2018, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	229,545	26	$7.5	229,545	$7.50
$11.32—$14.75	155,245	73	11.48	155,245	11.48
	384,790		$9.11	384,790	$9.11

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of September 30, 2018, were as follows:

As of September 30, 2018	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	384,790	$9.11	45	$3,422
Expected to Vest	384,790	$9.11	45	$3,422
Exercisable	384,790	$9.11	45	$3,422

Common stock grants — A summary of non-vested shares as of, and for, the three and nine months ended September 30, 2018 and 2017 is presented below:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	391,753	$15.61	324,756	$14.75
Granted	254,972	19.97	251,475	16.10
Vested	(8,800)	12.07	(10,100)	12.95
Forfeited	(5,265)	16.51	(6,544)	15.26
Nonvested shares at March 31st	632,660	17.41	559,587	15.38
Granted	22,308	23.66	38,502	17.08
Vested	(20,313)	22.82	(188,400)	15.22
Forfeited	(6,424)	17.25	(6,593)	15.55
Nonvested shares at June 30th	628,231	17.40	403,096	15.61
Granted	—	—	1,000	19.90
Vested	(17,591)	13.51	(1,065)	12.88
Forfeited	(13,659)	17.35	(5,209)	15.80
Nonvested shares at September 30th	596,981	$17.51	397,822	$15.63

Common stock grants — During the nine months ended September 30, 2018, the Company issued a total of 277,280 shares of common stock to employees and directors of which 19,313 shares vested immediately, 19,760 shares will vest between a range of 178 days to 1,060 days, and the remaining shares will cliff vest after three years of service. The shares granted in 2018 were average fair valued at $20.27 per share.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

During the nine months ended September 30, 2017, the Company issued a total of 290,977 shares of common stock to employees and directors. 24,312 shares vested immediately, 3,900 shares will vest in three equal tranches on the employee’s anniversaries, 1,000 shares will cliff vest after one year of service, 2,500 shares will cliff vest after two years of service, and the remaining shares will cliff vest after three years of service. The shares granted in 2017 were average fair valued at $16.24 per share.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

During the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation related to restricted shares of $966 and $635, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation related to restricted shares of $2,716 and $2,068 respectively.

As of September 30, 2018, the Company had approximately $6,206 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of, and for, the nine months ended September 30, 2018 and 2017, respectively is presented below:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	186,057	$14.93	119,022	$14.18
Granted	122,446	18.79	121,194	15.40
Vested	(14,625)	11.01	—	—
Forfeited	(1,765)	15	—	—
Nonvested shares at March 31st	292,113	16.74	240,216	14.80
Granted	3,850	22.69	7,400	15.88
Vested	—	—	(48,046)	14.92
Forfeited	(2,179)	17.67	(12,560)	12.92
Nonvested shares at June 30th	293,784	16.81	187,010	14.93
Additional vesting based on performance	4,036	13.53	—	—
Vested	(8,232)	13.47	—	—
Forfeited	(1,870)	15.67	(953)	15.21
Nonvested shares at September 30th	287,718	$16.87	186,057	$14.93

Performance Based Shares — During the nine months ended September 30, 2018, the Company issued a total of 130,332 performance based shares to employees. The shares granted during the first nine months of 2018 have an average fair value of $18.74.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The majority of the shares will cliff vest on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

During the nine months ended September 30, 2017, the Company issued a total of 128,594 performance based shares to employees. The shares granted during the first nine months of 2017 have an average fair value of $15.43.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on February 8, 2020 with a measurement period commencing January 1, 2017 and ending December 31, 2019. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2016 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

As of September 30, 2018, performance based shares related to EBIT and net sales have an average fair value of $18.27 per share. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $15.43 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation related to performance based shares of $491 and $299, respectively.  During the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation related to performance based shares of $1,519 and $920, respectively.

As of September 30, 2018, the Company had approximately $2,814 of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the nine months ended September 30, 2018 and 2017, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2017 and March 31, 2018	81,666	$11.49	$11.49
Additional vesting based on performance	77,598	11.49	—
Options exercised	(11,839)	11.49	11.49
Balance outstanding, June 30, 2018	141,425	11.49	$11.49
Options forfeited	(1,014)	11.49	11.49
Balance outstanding, September 30, 2018	140,411	$11.49	$11.49

Information relating to stock options at September 30, 2018 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	140,411	75	$11.49	140,411	$11.49

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of September 30, 2018 are as follows:

As of September 30, 2018	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	140,411	$11.49	75	$914
Expected to Vest	140,411	$11.49	75	$914
Exercisable	140,411	$11.49	75	$914

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

13. Legal Proceedings— In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. These liabilities include those relating to threatened or pending litigation and government proceedings.  To the extent that any such litigation or proceeding is material to the Company or its property, such matter (including any loss contingency associated therewith) is reported as per Item 103 of Regulation S-K in Item 1 of Part II of this Form 10Q.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230).  The new standard addresses eight specific classification issues within the current practice regarding the manner in which certain cash receipts and cash payments are presented.  The new standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted the standard for the year beginning January 1, 2018.  There was no material impact on the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and the Company does not expect any material impact going forward.

In February 2016, FASB issued ASU 2016-02, Leases. In February 2016, FASB issued ASU 2016-02, Leases, as amended by ASU 2018-11 issued in July 2018, which provides entities with an additional optional transition method to adopt the new lease standard, as well as a practical expedient for lessors on non-lease components. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt ASU 2016-02 and the transition amendments provided by ASU 2018-11, on the effective date of January 1, 2019. The Company plans to elect transition-related accounting policies under ASU 2016-02, which allow entities to not reassess, as of the adoption date, (1) any expired or existing contracts that are leases or contain leases, (2) the classification of any expired or existing leases and (3) initial direct costs for any existing leases. The Company plans to apply ASU 2016-02 to all leases over 12 months in length. The Company is completing its analysis of this ASU and the impact it will have on its consolidated financial statements, but we expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheet. The Company has not determined if the adoption of this standard will materially impact our operating results. The evaluation includes an extensive review of our leases, which are primarily related to our manufacturing sites, regional sales offices, lease vehicles, and office equipment. The ultimate impact will depend on the Company’s lease portfolio at the time the new standard is adopted.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendment requires (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and (iii) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). This amendment eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  There were no observable price changes during the three and nine months ended September 30, 2018.  If there are any observable price changes related to this investment or a similar investment of the same issuer in fiscal years beginning after December 15, 2017, the Company would be required to assess the fair value impact, if any, on each class of stock, and write the individual security interest up or down to its estimated fair value, which could have a significant effect on the Company's financial position and results of operations. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

During the nine months ended September 30, 2018, net measurement period adjustments in the amounts of $1,146 was made to reduce provisional amounts recorded for deferred consideration in connection with the 2017 AgriCenter acquisition resulting in a reduction to goodwill.  There was no similar adjustment to goodwill made during the three months ended September 30, 2018.

As of September 30, 2018, the Company reassessed the fair value of the deferred consideration balances relating to the 2017 AgriCenter and OHP acquisitions, which resulted in a combined reduction of the deferred consideration balances of approximately $3,969 and $5,437, which has been reflected as a reduction to general and administrative expenses within operating expenses in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2018, respectively.

16. Accumulated Other Comprehensive Loss (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2017	$(4,507)
FX translation	672
Balance, March 31, 2018	(3,835)
FX translation	(898)
Balance, June 30, 2018	(4,733)
FX translation	638
Balance, September 30, 2018	$(4,095)

17. Investments — TyraTech Inc. (“TyraTech”) is a Delaware corporation that specializes in developing, marketing and selling pesticide products containing natural oils. In January 2018, TyraTech finalized a stock repurchase as a result of which the Company’s ownership position in TyraTech increased from approximately 15.11% to approximately 34.38%. The Company utilizes the equity method of accounting with respect to this investment. Accordingly, our net income includes income and losses from equity method investments, which represents our proportionate share of TyraTech’s estimated net losses and impairment charges (if appropriate). For the three and nine months ended September 30, 2018, the Company recognized a net loss of $352 and $795 as a result of the Company’s ownership position in TyraTech. The Company recognized a loss of $29 and $140 for the three and nine months ended September 30, 2017.

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of September 30, 2018, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center.  For the three and nine months ended September 30, 2018, the Company recognized losses of $182 and $256, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. The Company recognized a net loss of $86 and $86 for the three and nine months ended September 30, 2017.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2018, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  There were no observable price changes in the three and nine months ended September 30, 2018. There was no impairment on the investment as of September 30, 2018. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes – Income tax expense increased by $1,572 to end at an expense of $3,526 for the three months ended September 30, 2018, as compared to $1,954 for the comparable period in 2017. The tax charge for the quarter included a one-time adjustment in the amount of $1,089 related to the transition tax element of the Tax Cuts and Jobs Act that was signed into law in December 2017. During the third quarter of 2018 we concluded our review of all historical international tax returns and determined that our liability was higher than estimated initially and accordingly we recorded an adjustment to tax expense in our September 30, 2018 condensed consolidated financial statements pursuant to the guidance in SAB 118.

The effective tax rate for the quarter was 33.4%, as compared to 32.1% in the same period of the prior year.  This included the adjustment of $1,089 and, if excluded, the effective tax rate would have been 23.1%. Income tax expense was $6,966 for the nine months ended September 30, 2018, as compared to $5,015 for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 28.2% and 29.2%, respectively. As with the quarter, the nine month period is impacted by the transition tax adjustment of $1,089. Excluding that one-time charge, our tax rate would have been 23.8%. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”)  made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; and (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries. The Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; and (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work including a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments were completed as of the quarter ended September 30, 2018. In this regard, as noted above, the company recorded an expense in the current quarter of $1,089 for the transition tax.

19. Subsequent Events – On October 31, 2018 during a special meeting, shareholders of Tyratech, Inc. approved both i) an agreement and plan of merger by which the Company will acquire the remaining 65.62% of the issued and outstanding shares of Tyratech stock for cash in the amount of approximately $4,340 and ii) cancellation of Tyratech’s listing on the AIM market of the London Stock Exchange. The Company expects the transaction, including the delisting of shares, to close on November 8, 2018.

On November 5, 2018, the Company’s announced that on November 2, 2018, its Board of Directors authorized management to commence the re-purchase of up to $20,000 worth of its common stock on the open market, depending upon market conditions over the short to mid-term.

On November 5, 2018, Envance Technologies, LLC, a majority-owned subsidiary of the Company, announced that it had entered into an exclusive, global joint development and license agreement with The Procter & Gamble Company (“P&G”). Under the agreement, Envance will work with P&G Ventures to develop a range of new insect control solutions that leverage Envance’s bio-science formulas designed to quickly kill and control insects by targeting nervous system receptors only active in bugs. Further details of the arrangement were not disclosed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

MANAGEMENT OVERVIEW

The Company’s operating results for the three months ended September 30, 2018, were improved over the same period of 2017, with net sales up 24% ($111,780 as compared to $89,975), net income attributable to American Vanguard up 60% ($6,525 v. $4,089), gross profit up approximately 19% ($45,300 v. $38,032), gross margin down to 41% from 42% of net sales and operating expenses up 7% ($33,635 v. $31,570), but down as a percentage of sales to 30% in 2018, as compared to 35% for the same period of the prior year.

Top line sales growth for the third quarter of 2018 was primarily driven by sales of both AgriCenter (with multiple products sold into the Central America region) and OHP (with an extensive range of non-crop horticultural products), which were acquired in the final quarter of 2017 and therefore not included in the prior year sales for the third quarter of 2017.  Performance of pre-existing products was essentially flat with reductions in Naled® (high demand in the comparative period of 2017 related to hurricanes Harvey and Irma), lower tolling and lower international demand for Nemacur® (primarily related to timing). These reductions were substantially offset by improvements in net sales of Folex® (on cotton), Dacthal and Mocap. Gross profit decreased from 42% of net sales to 41% of net sales quarter-over-quarter, due largely to the inclusion of the Central American distribution business which drives high sales at lower margins and was also affected by a beneficial adjustment of management’s estimate for inventory reserves. This downward pressure on gross profit was offset by a continued strong manufacturing performance during the three month period, during which our factory costs were fully absorbed.

While rising on an absolute basis by 7%, operating expenses declined as a percentage of sales from 35% in the third quarter of 2017 to 30% in the third quarter of 2018. The improved performance (compared to sales) reflects economies of scale achieved overall notwithstanding increases necessary to manage the newly acquired businesses and products. Those expanded costs were partially offset by reductions in deferred consideration associated with the businesses acquired in the final quarter of 2017. Net income was impacted by finalizing the transition tax related to the implementation of the Tax Cuts and Jobs Act. We completed our review of our historical international tax returns and concluded that the Company has additional liabilities in the amount of $1,089, which were recorded in the condensed consolidated financial statements for the three months ended September 30, 2018. Including this additional one-time tax expense, our net income increased by $2,436 or 60%, as compared to the three months ended September 30, 2017.

The Company’s operating results for the nine months ended September 30, 2018, were also improved over the same period of 2017, with net sales up 35% ($322,934 compared to $238,553), net income (including the same one-time transition tax expense) attributable to American Vanguard up 42% ($16,779 v. $11,845), gross profit up approximately 27% ($129,648 v. $102,451), gross margin down to 40% from 43% of net sales and operating expenses up 21% ($102,011 v. $84,175), but down as a percentage of sales to 32% in 2018, as compared to 35% for the same period of the prior nine months.

For the nine month period ended September 30, the underlying story is similar. The improvement in net sales for the first nine months of 2018 was driven primarily by sales of recently acquired product lines and businesses. Performance of pre-existing products was basically stable and included increased sales of Folex ® (a cotton defoliant), soil fumigants (Metam and k-pam®H.L.) Impact, Dacthal ® (high value vegetable crops) and Mocap, offset by lower sales of our vector control product for mosquitos, which had unusually high sales in 2017 and by a decline in Bidrin as a result of lower pest pressure on cotton.  Gross margin decreased from 43% in the nine months of 2017 to 40% for the same period in 2018 due to increased sale of lower margin products, including the products and distribution businesses acquired in 2017.  Factory performance improved in comparison to the same nine-month period of 2017; net factory costs were less than a half percent of sales in 2018, as compared to 3% of sales in 2017. During the first nine months of the year, operating expenses rose on an absolute basis, but dropped as a percentage of net sales from 35% to 32% driven by economies of scale of the Company’s expanded business.  Notwithstanding the one-time adjustment for the transition tax discussed earlier, net income for the nine months ended September 30, 2018 rose by $4,934 or 42% as compared to the nine months ended September 30, 2017.

When considering the condensed consolidated balance sheet, as of September 30, 2018, net debt has increased by $19,827, at September 30, 2018, as compared to December 31, 2017. This increase was to fund working capital for our expanded businesses.  Debt, net of deferred loan fees, at September 30, 2018 and at December 31, 2017 was $97,313 and $77,486, respectively. As of September 30, 2018, the Company had the capacity to borrow $105,111 as compared to $124,724 as of September 30, 2017.

RESULTS OF OPERATIONS

Quarter Ended September 30:

	2018	2017	Change	% Change
Net sales:
Insecticides	$25,475	$24,866	$609	2%
Herbicides/soil fumigants/fungicides	34,577	32,717	1,860	6%
Other, including plant growth regulators	35,302	17,191	18,111	105%
Total crop	95,354	74,774	20,580	28%
Non-crop	16,426	15,201	1,225	8%
	$111,780	$89,975	$21,805	24%
Cost of sales:
Insecticides	$16,543	$16,141	$402	2%
Herbicides/soil fumigants/fungicides	19,421	19,551	(130)	-1%
Other, including plant growth regulators	22,081	10,230	11,851	116%
Total crop	58,045	45,922	12,123	26%
Non-crop	8,435	6,021	2,414	40%
	$66,480	$51,943	$14,537	28%
Gross profit:
Insecticides	$8,932	$8,725	$207	2%
Herbicides/soil fumigants/fungicides	15,156	13,166	1,990	15%
Other, including plant growth regulators	13,221	6,961	6,260	90%
Gross profit crop	37,309	28,852	8,457	29%
Gross profit non-crop	7,991	9,180	(1,189)	-13%
	$45,300	$38,032	$7,268	19%
Gross margin crop	39%	39%
Gross margin non-crop	49%	60%
Total gross margin	41%	42%

	2018	2017	Change	% Change
Net sales:
US	$71,711	$65,842	$5,869	9%
International	40,069	24,133	15,936	66%
	$111,780	$89,975	$21,805	24%

For the three months ended September 30, 2018, within our crop business, net sales of our insecticides group were up approximately 2.5% to end at $25,475, as compared to $24,866 during the third quarter of 2017. Within this category, net sales of our granular insecticides were down approximately 5% due to reduced demand for Nemacur and a slight reduction in Counter (for nematode control), offset by improved sales of Thimet® (domestic sugarcane) and Mocap (both domestic and international demand).  Net sales of our non-granular crop insecticides were up, as this category benefitted from increased sales of our Bidrin foliar insecticide for cotton.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the third quarter of 2018 increased by approximately 5.7% to $34,577 from $32,717 in the comparable period of 2017. Net sales of our herbicide products increased approximately 19%, with greater sales of Dacthal and newly introduced ametryn products in Mexico, more than offsetting reduced sales of paraquat in the domestic market and bromacil internationally. Further, sales of our corn herbicide, Impact, were higher in the quarter due to the fact that we had taken a charge for price reduction of channel inventory of Impact in the third quarter of 2017 but took no such charge during the comparable quarter in 2018. Our soil fumigants business declined slightly from the prior year’s third quarter due to wet weather, which inhibited application in the Northwest potato market. In fungicides, we had steady sales of our PCNB® product and posted additional sales of the newly acquired chlorothalonil fungicide, Equus®.

Within the group of other products (which includes our AgriCenter distribution business in Central America, plant growth regulators, molluscicides and tolling activity), net sales were up 105%, as compared to the third quarter of 2017. AgriCenter distributes crop protection products and crop nutrient inputs to the growers of numerous tropical crops such as bananas, pineapples, and citrus fruits primarily in Costa Rica, Nicaragua, Honduras, Panama, and the Dominican Republic and reported approximately $18,000 in the net sales for three months ended September 30, 2018.  Since the AgriCenter acquisition was concluded in the final quarter of 2017, no sales are in the comparable prior year period.  With regard to our pre-acquisition products, our cotton harvest defoliant Folex®, posted significant quarterly sales gains due to increased cotton acres in two of our key market segments (the MidSouth and Southeast). Offsetting these strong factors we had slightly lower sales of our Metaldehyde granules, and our SmartBlock® potato sprout inhibitor, as well as reduced revenues from toll manufacturing.

Our non-crop sales ended the third quarter of 2018 at $16,426 up 8.1%, as compared to $15,201 for the same period of the prior year.  We experienced a year-over-year decline in our aerial-applied mosquito adulticide Dibrom® as compared to the extraordinary demand for insect control following hurricanes Harvey and Irma in 2017. This decline was more than offset by the incremental sales of our recently acquired OHP horticulture business and a strong uptick in our Pest Strip business.

Our international sales increased 66% ending at $40,069, as compared to $24,133 for the third quarter of the prior year.  This improvement was driven by AgriCenter which was acquired in the fourth quarter of 2017 and is not included in the prior year performance as a consequence.  During the three months ended September 30, 2018, the Agricenter group recorded approximately $18,000.  In addition, we recorded strong sales of our Mocap brand, offsetting slightly lower sales of our Hyvar®/ Krovar® herbicide brands and our Nemacur insecticide.

Our cost of sales for the third quarter of 2018 was $66,480 or 59% of sales. This compared to $51,943 or 58% of sales for the same period of 2017. The increase in cost of sales as a percentage of net sales in 2018 is driven by the impact of the mix change including the effect of acquired products and distribution businesses, which drive high sales but at comparatively lower margins than our pre-existing business. This effect was partly offset by our factory activity which improved to the extent that we fully recovered our factory costs for the quarter.

Gross profit for the third quarter of 2018 improved by $7,268, or 19%, to end at $45,300, as compared to $38,032 for the third quarter of 2017.  Gross margin percentage ended at 41% in the three months ended September 30, 2018, as compared to 42% in the same period of the prior year. As previously noted, the change in performance is largely driven by the new products and businesses acquired in 2017 and partially offset by our improved factory performance.

As discussed below in detail by department, operating expenses increased by $2,065 (or 7%) to $33,635 for the three months ended September 30, 2018, as compared to the same period in 2017. The differences in operating expenses by department are as follows:

	2018	2017	Change	% Change
Selling	$9,637	$6,671	$2,966	44%
General and administrative	8,686	9,227	(541)	-6%
Research, product development and regulatory	5,895	7,324	(1,429)	-20%
Freight, delivery and warehousing	9,417	8,348	1,069	13%
	$33,635	$31,570	$2,065	7%

•

Selling expenses increased by $2,966 to end at $9,637 for the three months ended September 30, 2018, as compared to the same period of 2017.  The main driver resulted from increased sales activities associated with the newly acquired distribution businesses.

•

General and administrative expenses decreased by $541 to end at $8,686 for the three months ended September 30, 2018, as compared to the same period of 2017.  The decrease was driven by the quarterly re-assessment of fair value associated with deferred consideration for newly acquired businesses in the amount of $3,969.  This decrease was offset by an increase in incentive compensation costs in the amount of $837, the inclusion of activities associated with products and businesses acquired in 2017 including amortization in the amount of $462, reserves of doubtful debts in our AgriCenter business in the amount of $335 and higher legal costs of approximately $800, mainly associated with the Company’s prosecution of its takings case against USEPA.

•

Research, product development costs and regulatory expenses decreased by $1,429 to end at $5,895 for the three months ended September 30, 2018, as compared to the same period of 2017. The decrease is related to the level of regulatory activity defending our portfolio of products.

•

Freight, delivery and warehousing costs for the three months ended September 30, 2018 were $9,417 or 8.4% of sales as compared to $8,348 or 9.4% of sales for the same period in 2017. This improvement was primarily driven by the mix of sales, including lower sales of our high volume bulk fumigant products, in comparison to the same period of the prior year.

Interest costs net of capitalized interest, were $1,116 in the three months ended September 30, 2018, as compared to $375 in the same period of 2017. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$80,001	$822	4.1%	$44,897	$320	2.9%
Amortization of deferred loan fees	—	60	—	—	57	—
Amortization of other deferred liabilities	—	107	—	—	7	—
Other interest (income) expense	—	146	—	—	7	—
Subtotal	80,001	1,135	5.7%	44,897	391	3.5%
Capitalized interest	—	(19)	—	—	(16)	—
Total	$80,001	$1,116	5.6%	$44,897	$375	3.3%

The Company’s average overall debt for the three months ended September 30, 2018 was $80,001, as compared to $44,897 for the three months ended September 30, 2017. This increase arose primarily from borrowing activity required to fund acquisitions during the fourth quarter of 2017. During the third quarter of 2018, we continued to focus on managing our working capital and controlling our usage of revolving debt.  As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 4.1% for the three months ended September 30, 2018, as compared to 2.9% in 2017.

Income tax expense increased by $1,572 to end at an expense of $3,526 for the three months ended September 30, 2018, as compared to $1,954 for the comparable period in 2017. The effective tax rate for the quarter was 33.4%, as compared to 32.1% in the same period of the prior year. Our effective tax rate increased due to the inclusion of a one-time adjustment related to the implementation of the 2017 transition tax in the amount of $1,089. Excluding this one-time expense, the underlying effective tax rate for the quarter was 23.1%.  Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended September 30, 2018 the Company recognized a loss of $352 on our investment in TyraTech based upon its forecasted financial performance for the full year. This compared to a loss of $29 recognized in the comparable period of 2017. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets.

During the three months ended September 30, 2018, the Company recognized a loss of $181 through its Hong Kong Joint Venture on our investment in Profeng.  This compared to a loss of $86 in the comparable period of 2017.  The Company’s investment in the Hong Kong Joint Venture is included in other assets on the condensed consolidated balance sheets.

Non-controlling interest amounted to income of $35 in the three months ended September 30, 2018, as compared to $71 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Our net income for the three months ended September 30, 2018 was $6,525 or $0.22 per basic and diluted share, as compared to $4,089 or $0.14 per basic and diluted share in the same period of 2017.

Nine Months Ended September 30:

	2018	2017	Change	% Change
Net sales:
Insecticides	$99,433	$102,249	$(2,816)	-3%
Herbicides/soil fumigants/fungicides	98,163	68,783	29,380	43%
Other, including plant growth regulators	83,519	30,680	52,839	172%
Total crop	281,115	201,712	79,403	39%
Non-crop	41,819	36,841	4,978	14%
Total net sales	$322,934	$238,553	$84,381	35%
Cost of sales:
Insecticides	$60,261	$64,495	$(4,234)	-7%
Herbicides/soil fumigants/fungicides	55,502	38,221	17,281	45%
Other, including plant growth regulators	56,127	17,418	38,709	222%
Total crop	171,890	120,134	51,756	43%
Non-crop	21,396	15,968	5,428	34%
Total cost of sales	$193,286	$136,102	$57,184	42%
Gross profit:
Insecticides	$39,172	$37,754	$1,418	4%
Herbicides/soil fumigants/fungicides	42,661	30,562	12,099	40%
Other, including plant growth regulators	27,392	13,262	14,130	107%
Gross profit crop	109,225	81,578	27,647	34%
Gross profit non-crop	20,423	20,873	(450)	-2%
Total gross profit	$129,648	$102,451	$27,197	27%
Gross margin crop	39%	40%
Gross margin non-crop	49%	57%
Total gross margin	40%	43%

	2018	2017	Change	% Change
Net sales:
US	$205,889	$173,877	$32,012	18%
International	117,045	64,676	52,369	81%
Total net sales	$322,934	$238,553	$84,381	35%

Sales for the nine months ended September 30, 2018 improved by 35.4% to end at $322,934, as compared to $238,553, this time last year. This year-over-year improvement was driven by incremental sales attributable to the acquisition of three new products and two new business units in 2017. During the period our pre-existing product lines included a significant reduction in Naled sales which, in 2017, were unusually high in response to hurricanes Harvey and Irma. The balance of our pre-existing product portfolio showed a stable overall performance.

Across our crop business, net sales of our insecticides group were down approximately 2.8% to end at $99,433, as compared to $102,249 during the nine months ended September 30, 2017. Within this category, net sales of our non-granular insecticides benefited from the 2017 product acquisition of Abba Ultra, while net sales of our granular soil insecticides, including Aztec® and SmartChoice (corn insectides) and Thimet (used primarily in peanuts and sugarcane) were down slightly. Our International insecticide business was relatively flat, with stronger sales of Mocap offset by softer sales of our Nemacur brand.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the nine months ended September 30, 2018 increased by approximately 43% to $98,163 from $68,783 in the comparable period of 2017. During the period, we saw stronger sales of our post-emergent corn herbicide Impact® and the newly introduced version Impact-Z in the Midwest region.  We also benefitted from the continued strength of our Dacthal herbicide and the incremental sales of paraquat herbicide Parazone® (acquired in 2017), both providing solutions to the growing need for weed resistance management. We experienced steady sales of our Scepter® soybean herbicide sold in the U.S. market, increased sales of our Hyvar® and Krovar® herbicides, which are sold in international markets, and the incremental gain of newly introduced Bravo and Gesapax herbicide products into the Mexican market. Our soil fumigants business grew by 8% from the prior year, despite wet weather in several regions of the United States, which inhibited some applications of these liquid products.  In the fungicide category, we had incremental sales of the newly acquired chlorothalonil fungicide, Equus and steady sales from our traditional product PCNB.

Within the group of other products (which includes our Central America distribution business, AgriCenter, plant growth regulators, molluscicides and tolling activity), net sales were up about 172%, as compared to the first nine months of 2017. The primary driver for the increased sales was the inclusion of the AgriCenter which recorded sales of approximately $52,000 in the nine months period ended September 30, 2018. (There were no AgriCenter sales in the nine months to September 30, 2018.)  In addition, we recorded significantly higher sales of our Folex® cotton defoliant, due to increased harvested cotton acres in 2018, and stronger sales of our growth regulator product Citrus Fix. Offsetting these upside performances, we experienced softer sales of our growth regulator NAA, our Metaldehyde granules, and 2018 manufacturing tolling revenues were lower than the prior year’s nine-month period.

Our year-to-date non-crop sales ended up about 13.5% at $41,819, as compared to $36,841 for the same period of the prior year. This increase arose largely from new horticulture product sales through OHP. This increase was somewhat offset by reduced sales of Dibrom mosquito adulticide, which, while strong, were below the record sales that we experienced during the first nine months of 2017, following hurricanes Harvey (Texas) and Irma (Florida & Georgia). Additionally, we had slightly lower sales of our pharmaceutical products and a received a lower year-over-year royalty payment on our Envance consumer pest control products.

Our international sales were up 81% to end at $117,045, as compared to $64,676 for the first nine month of the prior year.  The major driver within this category is the inclusion of sales from the Central American distribution business of AgriCenter. In addition, we posted increased sales of our Mocap insecticide and our Hyvar® and Krovar® herbicide products, which were somewhat offset by reduced sales of our Nemacur insecticide.

Our cost of sales for the first nine months of 2018 ended at $193,286 or 60% of net sales. This compares to $136,102 or 57% of net sales in the same period of 2017. The increase in cost of sales as a percentage of net sales in 2018 is driven by the impact of the mix change including the effect of acquired products and distribution businesses purchased during 2017. Those businesses drive high sales but at comparatively lower margins. This effect was somewhat offset by our factory activity which improved in 2018 to the extent that we have almost fully recovered our factory costs during the first nine months. Net factory costs for 2018 year-to-date amount to less than one half percent of sales, whereas net factory cost in the same period of 2017 amounted to 3% of sales.

Gross profit for the nine months ended September 30, 2018 improved by $27,197, or 27%, to end at $129,648, as compared to $102,451 for the first nine months of 2017. Gross margin percentage ended at 40% in the first nine months of 2018, as compared to 43% in the same period of the prior year.  As previously noted, the change in performance is largely driven by the new businesses and products acquired in 2017.

Operating expenses increased by $17,836 to $102,011 for the nine months ended September 30, 2018, as compared to the same period in 2017. The changes in operating expenses by department are as follows:

	2018	2017	Change	% Change
Selling	$29,617	$19,833	$9,784	49%
General and administrative	29,410	27,137	2,273	8%
Research, product development and regulatory	19,458	19,013	445	2%
Freight, delivery and warehousing	23,526	18,192	5,334	29%
	$102,011	$84,175	$17,836	21%
•

Selling expenses increased by $9,784 to end at $29,617 for the nine months ended September 30, 2018, as compared to the same period of 2017. The main drivers were an increase in activities from the newly acquired businesses during the end of 2017 and increased advertising and marketing activities in both our domestic and international regions.

•

General and administrative expenses increased by $2,273 to end at $29,410 for the nine months ended September 30, 2018, as compared to the same period of 2017.  The main drivers for the increases are primarily the inclusion of administrative activities of those newly acquired products and businesses, including increased amortization expense of $1,405 and increased reserve for doubtful accounts receivables related to AgriCenter in the mount of $499, increased incentive compensation costs in the amount of $1,316, and increased legal costs by $600 mainly associated with the Company’s prosecution of its takings case against the USEPA. These increases were partially offset by our re-assessment of the fair value of liabilities in the amount of $5,437 associated with the deferred consideration for the businesses acquired in 2017.

•

Research, product development costs and regulatory expenses increased by $445 to end at $19,458 for the nine months ended September 30, 2018, as compared to the same period of 2017. The main driver for the increase was related to the activities of the newly acquired businesses, which was partially offset by the decrease in business development activities.

•

Freight, delivery and warehousing costs for the nine months ended September 30, 2018 were $23,526 or 7.3% of sales as compared to $18,192 or 7.6% of sales for the same period in 2017. This improvement was primarily driven by the mix of sales and customer destinations in 2018 year to date, as compared to the same period of the prior year.

Interest costs net of capitalized interest were $2,961 in the first nine months of 2018, as compared to $1,073 in the same period of 2017. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$92,971	$2,399	3.4%	$44,706	$870	2.6%
Amortization of deferred loan fees	—	177	—	—	182	—
Amortization of other deferred liabilities	—	261	—	—	23	—
Other interest (income) expense	—	178	—	—	63	—
Subtotal	92,971	3,015	4.3%	44,706	1,138	3.4%
Capitalized interest	—	(54)	—	—	(65)	—
Total	$92,971	$2,961	4.2%	$44,706	$1,073	3.2%

The Company’s average overall debt for the nine months ended September 30, 2018 was $92,971, as compared to $44,706 for the nine months ended September 30, 2017. The difference in average debt levels between the two periods relates to the businesses acquired during the final quarter of 2017.  During the nine months ended September 30, 2018, we continued to focus on managing our working capital and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.4% for the nine months ended September 30, 2018, as compared to 2.6% in 2017.

Income tax expense increased by $1,951 to end at an expense of $6,966 for the nine months ended September 30, 2018, as compared to $5,015 for the comparable period in 2017. The effective tax rate for the nine months ended September 30, 2018 was 28.2%, as compared to 29.2% in the same period of the prior year. The decrease in our effective tax rate was due to the implementation of the Tax Cuts and Jobs Act and was partly offset in the period by an additional one-time charge of $1,089 related to finalizing transition tax on the Company’s historical overseas earning. If this one-time charge had not been included our effective rate would have been 23.8%.  The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the nine months ended September 30, 2018 we recognized a loss of $795 on our investment in TyraTech. This compared to a loss of $140 recognized in the comparable period of 2017. This reflected their forecast financial performance for 2018 and a true up of their 2017 performance, which improved in comparison to 2016. The Company’s investment in TyraTech is included in other assets on the condensed consolidated balance sheets.

During the nine months ended September 30, 2018, the Company recognized a loss of $256 through our Hong Kong Joint Venture on its investment in Profeng.  This compared to a loss of $86 in the comparable period of 2017.  The Company’s investment in the Hong Kong Joint Venture is included in other assets on the condensed consolidated balance sheets.

Non-controlling interest amounted to an income of $120 in the nine months ended September 30, 2018, as compared to a loss of $117 in the same period of the prior year. Non-controlling interest represents the share of net income that is attributable to the minority stockholder of our majority owned subsidiary, Envance.

Net income for the nine months ended September 30, 2018 was $16,779 or $0.57 per basic and $0.56 per diluted share, as compared to $11,845 or $0.41 per basic and $0.40 per diluted share in the same period of 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $15,090 in operating activities during the nine months ended September 30, 2018, as compared to generating $18,244 by operating activities during the nine months ended September 30, 2017.  Included in the $15,090 are net income of $16,659, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $18,177, stock based compensation of $4,235, changes in deferred income taxes of $34 and losses from equity method investments of $1,051. The total provided net cash inflows of $40,088, as compared to $32,152 for the same period of 2017.

As of September 30, 2018, the Company increased working capital by $54,200, as compared to working capital at December 31, 2017.  Inventories increased by $39,305, driven by our expanded business as we work through the related annual business cycles. Deferred revenue decreased by $13,965, driven by customer decisions regarding product demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $5,711 driven by increased manufacturing activity and the impact of new business cycles associated with our distribution businesses. Accounts receivables increased by $24,382 driven primarily by AgriCenter sales as the agricultural market in Central America reaches high season plus strong sales growth and the business is not in the comparable prior period because it was acquired in the final quarter of 2017. Prepaid expenses increased by $959 and income tax payable increased by $2,069. Accrued programs increased by $22,882. Finally, other payables and accrued expenses decreased by $7,229.

With regard to our program accrual, the change primarily reflects our mix of sales and customers in the first nine months of 2018, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Most of our programs relate to domestic products.  Typically, domestic crops have a growing season that ends on September 30th of each year. During the first nine months of 2018, the Company made accruals for programs in the amount of $38,027 and made payments in the amount of $15,145. During the first nine months of 2017, the Company made accruals in the amount of $37,738 and made payments in the amount of $15,018.

Cash used for investing activities was $6,788 for the nine months ended September 30, 2018, as compared to $32,187 for the nine months ended September 30, 2017. The Company spent $5,154 on fixed assets primarily focused on continuing to invest in manufacturing infrastructure, $344 reduction related to additional purchase accounting adjustments related to the AgriCenter business acquired in the fourth quarter of 2017 and $1,978 for the acquisition of the bromacil product line for sales in the USA on June 20, 2018.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2018 and December 31, 2017. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2018	December 31, 2017
Revolving line of credit	$98,100	$78,425
Deferred loan fees	(787)	(939)
Net long-term debt	$97,313	$77,486

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

At September 30, 2018, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $105,111. This compares to an available borrowing capacity of $124,724 as of September 30, 2017. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

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

As of September 30, 2018, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2018, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands)

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

Takings Case.  On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company seeks approximately $30,000 damages from USEPA on the ground that that agency’s improper issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim which was brought in September 2016. Since that time, fact discovery has been completed. During the third quarter of 2018, all remaining discovery was completed, after which both parties brought motions for summary judgment on the merits. Since any recovery is contingent upon judgment and there is no assurance of receiving a favorable judgment, the Company has not recorded any amount in its condensed consolidated financial statements.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia.  The Company retained defense counsel and completed the production during the course of which it incurred approximately $2,000 in legal costs and fees responding to this subpoena.  During the second quarter of 2018, the government completed the interview of four corporate witnesses. Prosecutors have expressed a desire to talk about the matter in the near- to mid-term. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement.  Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Abad Castillo/Marquinez/Chavez.  Three cases that were filed with the United States District Court for the District of Delaware as early as 2012 and have since been consolidated (USDC DE No. 1:12-CV-00697-RGS) involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of what were originally about 2,700 banana plantation workers from Ecuador, Panama, Costa Rica and Guatemala.  Following various motions to dismiss and appeals, 287 plaintiffs remain in the action. On or about June 18, 2017, the Third Circuit Court submitted a certified question of law to the Delaware Supreme Court on the question of when the tolling period for the applicable statute of limitations in this matter had ended. The Delaware Supreme Court heard oral argument on January 17, 2018 and on March 15, 2018 ruled on the matter, finding that federal court dismissal in 1995 on the grounds of forum non conveniens did not end class action tolling. The matter has, in effect, been remanded to the trial court which, in early August 2018, issued a discovery scheduling order covering, among other things, document production, medical examination of claimants and depositions. Another scheduling conference is set for June 2019. The Company believes that a loss is neither probable nor reasonably estimable in these matters and has not recorded a loss contingency.

Walker v. AMVAC.  On or about April 10, 2017, the Company was served with a summons and complaint that had been filed with the United States District Court for the Eastern District of Tennessee under the caption Larry L. Walker v. AMVAC (as No. 4:17-cv-00017).  Plaintiff seeks contract damages, correction of inventorship, accounting and injunctive relief arising from for the Company’s alleged misuse of his confidential information to support a patent application (which was subsequently issued) for a post-harvest corn herbicide that the Company has not commercialized.  Plaintiff claims further that he, not the Company, should be identified as the inventor in such application.  On May 24, 2017, the Company filed a motion to dismiss this action, or in the alternative, for transfer of venue, which was granted. Thus, the matter was transferred to the United States District Court for the Central District of California. At the court’s direction, the parties engaged in mediation on October 24, 2018, during which they agreed in principle to the terms of settlement which will include payment in an amount that is not material to the Company’s financial results. The parties expect to finalize the settlement during the fourth quarter.

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

Tariff Activity – Within recent months, the U.S. and China have imposed a series of retaliatory tariffs against one another in respect of various products, ranging from metals to grains to chemicals. To date, the Company has not been materially, adversely affected by these tariffs. However, it is not possible to predict which products could be targeted by either nation, nor is it possible to predict the size or duration of any given tariff.  It is possible that either the U.S. or China could place tariffs on one or more products that would cause either a disruption in the markets of the Company’s customers or an increase in the Company’s cost of goods which, either individually or in the aggregate, could have a material adverse effect upon the Company’s operations or financial performance.

Item 5.	Other Information

On October 31, 2018 during a special meeting, shareholders of Tyratech, Inc. approved both i) an agreement and plan of merger by which the Company will acquire the remaining 65.62% of the issued and outstanding shares of Tyratech stock for cash in the amount of approximately $4,340 and ii) cancellation of Tyratech’s listing on the AIM market of the London Stock Exchange. The Company expects the transaction, including the delisting of shares, to close on November 8, 2018.

On November 5, 2018, the Company’s announced that on November 2, 2018, its Board of Directors authorized management to commence the re-purchase of up to $20,000 worth of its common stock on the open market, depending upon market conditions over the short to mid-term.

On November 5, 2018, Envance Technologies, LLC, a majority-owned subsidiary of the Company, announced that it had entered into an exclusive, global joint development and license agreement with The Procter & Gamble Company (“P&G”). Under the agreement, Envance will work with P&G Ventures to develop a range of new insect control solutions that leverage Envance’s bio-science formulas designed to quickly kill and control insects by targeting nervous system receptors only active in bugs. Further details of the arrangement were not disclosed.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 6, 2018	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 6, 2018	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer