Form 10-Q
period 2019-03-31
AMERICAN VANGUARD CORP
filed 2019-05-08
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 001-13795

AMERICAN VANGUARD CORPORATION

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 260-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	AVD	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—29,717,864 shares as of May 1, 2019.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2019	2018
Net sales	$99,676	$104,108
Cost of sales	57,974	63,057
Gross profit	41,702	41,051
Operating expenses	34,800	33,700
Operating income	6,902	7,351
Interest expense, net	1,612	837
Income before provision for income taxes and loss on equity method investments	5,290	6,514
Income tax expense	1,360	1,692
Income before loss on equity method investments	3,930	4,822
Loss from equity method investments	24	217
Net income	3,906	4,605
Loss attributable to non-controlling interest	—	50
Net income attributable to American Vanguard	$3,906	$4,655
Earnings per common share—basic	$0.13	$0.16
Earnings per common share—assuming dilution	$0.13	$0.16
Weighted average shares outstanding—basic	28,977	29,282
Weighted average shares outstanding—assuming dilution	29,579	29,972

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31
	2019	2018
Net income	$3,906	$4,605
Comprehensive income:
Foreign currency translation adjustment	(1,769)	672
Comprehensive income	2,137	5,277
Loss attributable to non-controlling interest	—	50
Comprehensive income attributable to American Vanguard	$2,137	$5,327

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$6,657	$6,168
Receivables:
Trade, net of allowance for doubtful accounts of $2,297 and $1,263, respectively	119,153	123,320
Other	12,493	10,709
Total receivables, net	131,646	134,029
Inventories	189,499	159,895
Prepaid expenses	12,746	10,096
Total current assets	340,548	310,188
Property, plant and equipment, net	51,379	49,252
Operating lease right-of-use assets	10,293	—
Intangible assets, net of applicable amortization	197,063	186,583
Goodwill	39,159	25,790
Other assets	23,983	21,774
Total assets	$662,425	$593,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$3,076	$1,609
Accounts payable	77,543	66,535
Deferred revenue	4,159	20,043
Accrued program costs	39,740	37,349
Accrued expenses and other payables	14,076	15,962
Operating lease liabilities, current	4,156	—
Income taxes payable	4,780	4,030
Total current liabilities	147,530	145,528
Long-term debt, net	149,321	96,671
Operating lease liabilities, long term	6,157	—
Other liabilities, excluding current installments	11,105	6,795
Deferred income tax liabilities	19,194	15,363
Total liabilities	333,307	264,357
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,194,563 shares at March 31, 2019 and 32,752,827 shares at December 31, 2018	3,320	3,276
Additional paid-in capital	84,068	83,177
Accumulated other comprehensive loss	(6,276)	(4,507)
Retained earnings	266,166	262,840
Less treasury stock at cost, 3,061,040 shares at March 31, 2019 and 2,902,992 December 31, 2018	(18,160)	(15,556)
Total stockholders’ equity	329,118	329,230

Total liabilities and stockholders' equity	$662,425	$593,587

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2019 and March 31, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Non- Controlling Interest	Total
Balance, December 31, 2018	32,752,827	$3,276	$83,177	$(4,507)	$262,840	2,902,992	$(15,556)	$329,230	$—	$329,230
Stocks issued under ESPP	22,441	2	336	—	—	—	—	338	—	338
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)	—	(580)
Foreign currency translation adjustment, net	—	—	—	(1,769)	—	—	—	(1,769)		(1,769)
Stock based compensation	—	—	1,485	—	—	—	—	1,485	—	1,485
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	419,295	42	(930)	—	—	—	—	(888)	—	(888)
Shares repurchased	—	—	—	—	—	158,048	(2,604)	(2,604)	—	(2,604)
Net income	—	—	—	—	3,906	—	—	3,906	—	3,906
Balance, March 31, 2019	33,194,563	$3,320	$84,068	$(6,276)	$266,166	3,061,040	$(18,160)	$329,118	$—	$329,118

Balance, December 31, 2017	32,241,866	$3,225	$75,658	$(4,507)	$238,953	2,450,634	$(8,269)	$305,060	$254	$305,314
Adjustment to recognize new revenue recognition standard, net of tax	—	—	—	—	2,214	—	—	2,214	—	2,214
Adjustment to recognize new standard on taxes on foreign asset transfers	—	—	—	—	(180)	—	—	(180)	—	(180)
Stocks issued under ESPP	17,078	1	298	—	—	—	—	299	—	299
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)	—	(586)
Foreign currency translation adjustment, net	—	—	—	672	—	—	—	672		672
Stock based compensation	—	—	1,309	—	—	—	—	1,309	—	1,309
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	409,979	41	470	—	—	—	—	511	—	511
Net income	—	—	—	—	4,655	—	—	4,655	(50)	4,605
Balance, March 31, 2018	32,668,923	$3,267	$77,735	$(3,835)	$245,056	2,450,634	$(8,269)	$313,954	$204	$314,158

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2019	2018
Cash flows from operating activities:
Net income	$3,906	$4,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed and intangible assets	4,609	4,983
Amortization of other long term assets and debt issuance costs	1,082	1,163
Amortization of discounted liabilities	—	102
Provision for bad debts	1,034	251
Revision of deferred compensation	(1,543)	—
Stock-based compensation	1,485	1,309
Decrease in deferred income taxes	(742)	—
Operating loss from equity method investments	24	217
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	6,812	(9,554)
Increase in inventories	(23,763)	(19,558)
Increase in prepaid expenses and other assets	(2,724)	(562)
Decrease (increase) in income tax receivable/payable, net	750	(497)
Increase in accounts payable	4,960	9,613
Decrease in deferred revenue	(16,036)	(2,740)
Increase in accrued program costs	2,391	4,634
Decrease in other payables and accrued expenses	(2,508)	(3,201)
Net cash used in by operating activities	(20,263)	(9,235)
Cash flows from investing activities:
Capital expenditures	(3,369)	(1,553)
Acquisitions of businesses, product lines and intangible assets	(24,246)	(815)
Net cash used in investing activities	(27,615)	(2,368)
Cash flows from financing activities:
Payments under line of credit agreement	(23,400)	(23,000)
Borrowings under line of credit agreement	76,000	35,800
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholdings)	(550)	810
Repurchase of common stock	(2,604)	—
Payment of cash dividends	(581)	(438)
Net cash provided by financing activities	48,865	13,172
Net increase in cash and cash equivalents	987	1,569
Effect of exchange rate changes on cash and cash equivalents	(498)	112
Cash and cash equivalents at beginning of period	6,168	11,337
Cash and cash equivalents at end of period	$6,657	$13,018
Non-cash investing activities:
Deferred consideration in connection with the business acquisitions completed in January 2019:	$2,645	$—

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2. Leases— The Company has operating leases for warehouses, manufacturing facilities, offices, cars, railcars and certain equipment. On January 1, 2019, the Company adopted the accounting and adoption guidance in ASC 842 for its operating leases resulting in the recognition of operating lease right-of-use (ROU) assets and lease liabilities on the effective date. The Company measures ROU assets throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Leases that include both lease and non-lease components are accounted for as a single lease component for each asset class.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized in cost of sales or as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months are not recognized on the condensed consolidated balance sheets and the related lease expenses are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

The accounting for leases requires management to exercise judgment and make estimates in determining the applicable discount rate, lease term and payments due under a lease. Most of our leases do not provide an implicit interest rate nor is it available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. We also estimated the fair value of the lease and non-lease components for some of our warehouse leases based on market data and cost data.

The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from 1 year to 15 years. Lease payments are generally comprised of fixed payments including in- substance fixed payments, payments that depend on an index or rate.

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases are immaterial to the consolidated financial statements. There were no lease transactions with related parties as of March 31, 2019.

The operating lease expense for the three months ended March 31, 2019 was $1,227. Lease expenses related to variable lease payments and short term leases were immaterial. Other information related to operating leases follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,206
ROU assets obtained in exchange for new liabilities	$371

Weighted-average remaining lease term (in years)	3.25
Weighted-average discount rate	3.69%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

March 31, 2019
2019 (excluding three months ended March 31, 2019)	$3,390
2020	3,850
2021	1,901
2022	542
2023	388
Thereafter	962
Total lease payments	$11,033
Less: imputed interest	720
Total	$10,313

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$4,156
Operating lease liabilities, long term	$6,157

3. Revenue Recognition—The Company recognizes revenue from the sale of its products, which include insecticides, herbicides, soil fumigants, and fungicides. The Company sells its products to customers, which include distributors and retailers. In addition, the Company recognizes royalty income from the sale of intellectual property. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31, 2019
	As reported	Without adoption of ASC 606
Net sales:
Crop:
Insecticides	$40,183	$40,231
Herbicides/soil fumigants/fungicides	31,535	31,535
Other, including plant growth regulators and distribution	15,670	15,670
	87,388	87,436
Non-crop, including distribution	12,288	12,288
Total net sales:	$99,676	$99,724
Net sales:
US	$61,537	$61,585
International	38,139	38,139
Total net sales:	$99,676	$99,724
Timing of revenue recognition:
Goods transferred at a point in time	$99,297	$99,724
Goods and services transferred over time	379	—
Total net sales:	$99,676	$99,724

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

At March 31, 2019, the Company had $8,908 of remaining performance obligations, which are comprised of deferred revenue and services not yet delivered. The Company expects to recognize approximately all of its remaining performance obligations as revenue in fiscal 2019.

Contract Balances—The timing of revenue recognition, billings and cash collections may result in deferred revenue in the consolidated balance sheets. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These liabilities are reported on the consolidated balance sheet at the end of each reporting period. The contract assets in the table below are related to royalties earned on certain licenses granted for the use of the Company’s intellectual property, which are recognized at a point in time and remain outstanding as of March 31, 2019.

	March 31, 2019	December 31, 2018
Total receivables, net	$131,646	$134,029
Contract assets	3,200	3,000
Deferred revenue	4,159	20,043

Revenue recognized for the three months ended March 31, 2019, that was included in the deferred revenue balance at the beginning of 2019 was $15,941.

4. Property, plant and equipment at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
Land	$2,548	$2,548
Buildings and improvements	17,854	17,555
Machinery and equipment	109,033	109,064
Office furniture, fixtures and equipment	5,819	5,655
Automotive equipment	1,498	1,116
Construction in progress	4,764	2,513
Total	141,516	138,451
Less accumulated depreciation	(90,137)	(89,199)
Property, plant and equipment, net	$51,379	$49,252

The Company recognized depreciation expense related to property and equipment of $1,648 and $2,303 for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company eliminated from assets and accumulated depreciation $710 and $128, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

5. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished products	$174,224	$147,297
Raw materials	15,275	12,598
Inventories	$189,499	$159,895

As of March 31, 2019, we believe our inventories are valued at lower of cost or net realizable value.

6. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended March 31,
	2019	2018	Change	% Change
Net sales:
US crop	$50,270	$57,344	$(7,074)	-12%
US non-crop	11,267	11,892	(625)	-5%
US total	61,537	69,236	(7,699)	-11%
International	38,139	34,872	3,267	9%
Net sales:	$99,676	$104,108	$(4,432)	-4%
Gross profit:
US crop	$23,822	$25,060	$(1,238)	-4%
US non-crop	5,846	5,812	34	-16%
US total	29,668	30,872	(1,204)	-6%
International	12,034	10,179	1,855	17%
Total gross profit:	$41,702	$41,051	$651	-1%

7. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US crop and non-crop chemicals market. These discount Programs represent variable consideration. In accordance with ASC 606, revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management will make adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three months ended March 31, 2019 and 2018, respectively.

8. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 6, 2019	March 27, 2019	April 10, 2019	$0.020	$580
December 10, 2018	December 27, 2018	January 10, 2019	$0.020	$581

9. ASC 260 Earnings Per Share (“EPS”) requires dual presentation of basic EPS and diluted EPS on the face of the condensed consolidated statements of operations. Basic EPS is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution that could occur if securities or other contracts, which, for the Company, consist of options to purchase shares of the Company’s common stock, are exercised.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to AVD	$3,906	$4,655
Denominator:
Weighted average shares outstanding-basic	28,977	29,282
Dilutive effect of stock options and grants	602	690
Weighted average shares outstanding-diluted	29,579	29,972

For the three months ended March 31, 2019 and 2018, no stock options were excluded from the computation of diluted earnings per share.

10. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018. The Company has no short term debt as of March 31, 2019 and December 31, 2018.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2019	December 31, 2018
Revolving line of credit	$150,000	$97,400
Deferred loan fees	(679)	(729)
Total indebtedness	$149,321	$96,671

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

At March 31, 2019, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $56,707, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $124,936 as of March 31, 2018. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, which have improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

11. Reclassifications—Certain items have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2019 presentation.

12. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month period ended March 31, 2019 and 2018, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock Based Compensation—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation for all share-based payment awards made to employees and directors including shares of common stock granted for services and employee stock options based on estimated fair values.

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months ended March 31, 2019 and 2018.

	Stock-Based Compensation for the Three months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
March 31, 2019
Restricted Stock	$688	$9,238	2.4
Unrestricted Stock	96	64	0.2
Performance Based Restricted Stock	701	4,524	2.4
Total	$1,485	$13,826

March 31, 2018
Restricted Stock	$666	$7,956	2.0
Unrestricted Stock	96	64	0.2
Performance Based Restricted Stock	547	3,562	2.4
Total	$1,309	$11,582

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share
Balance outstanding, December 31, 2018	384,064	$9.10
Options exercised	(14,677)	9.18
Balance outstanding, March 31, 2019	369,387	$9.10

Information relating to stock options at March 31, 2019, summarized by exercise price is as follows:

	Outstanding Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price
Incentive Stock Option Plan:
$7.50	221,045	20	$7.5
$11.32—$14.49	148,342	67	$11.49
	369,387		$9.10

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of March 31, 2019, were as follows:

As of March 31, 2019	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	369,387	$9.10	39	$3,000
Expected to Vest	369,387	$9.10	39	$3,000
Exercisable	369,387	$9.10	39	$3,000

Common stock grants — A summary of non-vested shares as of and for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	587,210	$17.59	391,753	$15.61
Granted	290,679	17.34	254,972	19.97
Vested	(105,582)	15.21	(8,800)	12.07
Forfeited	(6,589)	17.69	(5,265)	16.51
Nonvested shares at March 31st	765,718	$17.77	632,660	$17.41

Common stock grants — During the three months ended March 31, 2019, the Company issued a total of 290,679 shares of restricted common stock to employees. The shares will cliff vest after three years of service. The shares granted in 2019 were average fair valued at $17.34 per share. The fair value was determined by using the publicly traded share price at market close as of the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

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

As of March 31, 2019, the Company had approximately $9,238 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.4 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance based shares as of and for the three months ended March 31, 2019 and 2018, respectively is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	287,077	$16.87	186,057	$14.93
Granted	137,557	16.47	122,446	18.79
Additional granted based on performance achievement	41,568	12.88	—	—
Vested	(90,872)	14.73	(14,625)	11.01
Forfeited	(3,543)	15.98	(1,765)	15.40
Nonvested shares at March 31st	371,787	$16.81	292,113	$16.74

Performance Based Shares — During the three months ended March 31, 2019, the Company issued a total of 137,557 performance based shares to employees. The shares granted during the first quarter of 2019 have an average fair value of $16.47. The fair value was determined by using the publicly traded share price at market close as of the date of grant and Monte Carlo valuation method. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on March 28, 2022 with a measurement period commencing January 1, 2019 and ending December 31, 2021. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2018 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving  in excess of the targeted performance.

As of March 31, 2019, the Company has concluded that the performance measure based on EBIT and net sales for the performance based shares granted in 2016, when compared to the peer group, was met at 200% of targeted performance and all related additional expenses were recorded as of March 31, 2019. The performance shares based on market price was met at 125%, however, the market condition is reflected in the grant date fair value valuation and no additional expenses were recognized as of March 31, 2019. As a result, 41,568 additional shares were earned since the Company achieved performance targets when compared to the peer group.

During the three months ended March 31, 2018, the Company issued a total of 122,446 performance based shares to employees. The shares granted during the first quarter of 2018 have an average fair value of $18.79. The fair value was determined by using the publicly traded share price at market close as of the date of grant and Monte Carlo valuation method. The Company will recognize as expense the value of the performance based shares over the required service period from grant date. The shares will cliff vest on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance based shares are based upon the financial performance of the Company, specifically, an EBIT goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving  in excess of the targeted performance.

As of March 31, 2019, performance based shares related to EBIT and net sales have an average fair value of $17.34 per share. The fair value was determined by using the publicly traded share price at market close as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $13.01 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

As of March 31, 2018, performance based shares related to EBIT and net sales have an average fair value of $19.95 per share. The fair value was determined by using the publicly traded share price at market close as of the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $16.49 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

As of March 31, 2019, the Company had approximately $4,524 of unamortized stock-based compensation expense related to unvested performance based shares. This amount will be recognized over the weighted-average period of 2.4 years. This projected expense will change if any performance based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the three months ended March 31, 2019 and 2018, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Execisable Weighted Average Price Per Share
Balance outstanding, December 31, 2018	140,411	$11.49	$11.49
Options exercised	(5,735)	11.49	11.49
Balance outstanding, March 31, 2019	134,676	$11.49	$11.49

Information relating to stock options at March 31, 2019 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	134,676	69	$11.49	134,676	$11.49

The weighted average exercise prices of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2019 are as follows:

As of March 31, 2019	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	134,676	$11.49	69	$772
Expected to Vest	134,676	$11.49	69	$772
Exercisable	134,676	$11.49	69	$772

14. Legal Proceedings— During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2018, except as described below.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel and completed production of documents. During the fourth quarter of 2018, government attorneys interviewed four individuals who may be knowledgeable of the matter. Further, in March 2019, government attorneys identified four more individuals whom they wish to interview in the near future. At this stage, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Takings Case. On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company sought approximately $30,000 in damages from USEPA on the ground that that agency’s issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim which was brought in September 2016. Fact and expert discovery was completed, and both parties filed motions for summary judgment on the merits. In January 2019, the court denied the Company’s motion for summary judgment, while granting that of the government, finding that the Company’s PCNB business did not amount to a cognizable property interest in the context of the Tucker Act. In February 2019, the Company filed a motion for reconsideration on the ground that the court’s decision was based upon an erroneous understanding of the facts. In March 2019, the court denied the motion for reconsideration. Thus, the matter has been dismissed without prejudice. The Company is considering the possibility of appealing the trial court decision.  In as far as it is the claimant in the action, the Company has not recorded a loss contingency for the matter.

15. Recently Issued Accounting Guidance:

Accounting standards adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU 2016-02 and subsequent amendments, collectively known as ASC 842 Leases. ASC 842 requires recognition of operating leases as lease assets and liabilities on the balance sheet and also requires the disclosure of key information about leasing arrangements. The Company has elected to adopt ASC 842 by applying the modified transition method and has elected to use the effective date of January 1, 2019 as the initial date of application. We elected to apply all relevant practical expedients permitted under the transition guidance within the new lease standard with the exception of the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected an accounting policy to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease and non-lease components for all of our leases, except for real estate warehouse leases.

The adoption of ASC 842 resulted in the recognition of operating lease right-of-use (ROU) assets of $11,082 and an operating lease liabilities of $11,082 on the effective date as of January 1, 2019. The new guidance did not have a material impact on the condensed consolidated statement of operations or statement of cash flows. The accounting for finance leases under ASC 842 remained substantially unchanged from previous accounting guidance and are not material. See Note 2 for the disclosures required by ASC 842 and accounting policy information for leases.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S federal government signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The current generally accepted accounting principles (“GAAP”) requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations where the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations). The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act, eliminating the stranded tax effects. The update does not affect the requirement that the effect of a change in tax laws or rates be included in income from continuing operations. The Company adopted this update and there has been no impact.

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

Accounting standards not yet adopted:

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (ASC 350). The FASB eliminated the Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this update, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. This update is effective for fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company adopted ASU 2017-04 as of January 1, 2019. The impact of the new standard will be dependent of the facts and circumstances of future individual impairments but did not have any immediate impact.

16. Fair Value of Financial Instruments—The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt payable to the bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt payable to bank.

As of March 31, 2019, the Company reassessed the fair value of the deferred consideration balances relating to the 2017 AgriCenter and OHP acquisitions, which resulted in a combined reduction of the deferred consideration balances in the amount of $1,543.  This amount has been reflected as a reduction to the general and administrative expenses within operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2019.

17. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2017	$(4,507)
FX translation	—
Balance, December 31, 2018	(4,507)
FX translation	(1,769)
Balance, March 31, 2019	$(6,276)

18. Equity Method Investments— The Company utilized the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, until the Company acquired all of TyraTech’s remaining outstanding shares as of November 8, 2018. For the period ended March 31, 2018, the Company recognized losses of $96 on its equity method investment and the Company’s ownership position in TyraTech was approximately 15.11%.

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to the Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of March 31, 2019, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center. For the three months ended March 31, 2019 and 2018, the Company recognized losses of $25 and $121, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. The Company’s investment in this joint venture was valued at $698 and $957, respectively at March 31, 2019 and 2018.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2019, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no observable price changes in the quarters ended March 31, 2019 and 2018. There was no impairment on the investment as of March 31, 2019 and 2018. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

19. Income Taxes – Income tax expense was $1,360 for the three months ended March 31, 2019, as compared to $1,692 for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and 2018 was 25.7% and 26.0%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

20. Share Repurchase Program – On November 5, 2018, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate amount of shares with a total purchase price not to exceed $20,000 of its common stock, par value $0.10 per share, in the open market, depending upon market conditions over the short to mid-term. The Shares Repurchase Program expired on March 8, 2019.  During January 2019, the Company purchased 158,048 shares for a total of $2,604 at an average price of $16.48 per share.

21. Business Acquisitions – On January 10, 2019, the Company completed the acquisition of all of the outstanding shares of stock of two affiliated businesses, Agrovant and Defensive, which are located in Jaboticabal in the state of Sao Paul, Brazil. At closing the Company paid cash consideration of $20,682, which was net of cash acquired of $982, deferred consideration of $2,645 including contingent consideration dependent on certain financial results for 2019, and liabilities assumed of $17,040, including liabilities of $10,098 related to income tax matters. These companies were founded in 2000 and are suppliers of crop protection products and micronutrients with focus on the fruit and vegetable market segments. The acquisition was accounted for as a business combination and the total value of $40,370 has been preliminarily allocated as follows: product registrations and product rights $9,451, trade name $1,733, customer relationships $3,114, goodwill $14,211, working capital $8,072, fixed assets $404 and indemnification assets $3,385. The operating results of the acquired businesses are included in our condensed consolidated statement of operations from the date of acquisition.

The Company paid E.I. DuPont et Nemours additional cash consideration in the amount of $3,564 related to one product line acquisition made at the end of 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

MANAGEMENT OVERVIEW

The Company’s overall operating results the first three months of 2019 were, for the most part, below those of the same period of 2018. Net sales were down about 4% ($99,676 compared to $104,108) and gross profit was down less than 1% ($41,702 v. $41,051). Gross margin rose to 42% from 39% of net sales, and operating expenses rose by approximately 3% ($34,800 v. $33,700). Net income was down about 16% ($3,906 v. $4,655)

Broadly speaking, the Company’s domestic crop and non-crop businesses were adversely affected by weather in many regions – flooding in the Midwest, freezing and wet conditions in the Pacific Northwest and recurrent rain in the South. By contrast, with improved sales in LATAM and the addition of our newly acquired business in Brazil, our international business recorded higher sales and gross profit during the period. Gross profit margins on a consolidated basis were higher than those of the comparable period in 2018. Further, factory activity was strong, and as a result, factory underabsorption expense reduced during the quarter. Despite those accretive factors, however, the drop in domestic sales, coupled with increased operating expenses (due largely to the build-out of our international businesses) and increased interest expense (arising from higher borrowing during the period), yielded lower net income.

	For the three months ended March 31,
	2019	2018	Change	% Change
Net sales:
US crop	$50,270	$57,344	$(7,074)	-12%
US non-crop	11,267	11,892	(625)	-5%
US total	61,537	69,236	(7,699)	-11%
International	38,139	34,872	3,267	9%
Net sales:	$99,676	$104,108	$(4,432)	-4%
Gross profit:
US crop	$23,822	$25,060	$(1,238)	-4%
US non-crop	5,846	5,812	34	-16%
US total	29,668	30,872	(1,204)	-6%
International	12,034	10,179	1,855	17%
Total gross profit:	$41,702	$41,051	$651	-1%

Gross margin domestic	48%	45%
Gross margin international	32%	29%
Gross margin total	42%	39%

Our domestic crop business recorded net sales that were about 12% below those of first quarter 2018 ($50,270 v. $57,344). Granular soil insecticides, including Counter and Thimet, declined largely due to wet conditions in the Southeast. Similarly, rain and snow in multiple regions prevented the normal application of our soil fumigants; some of these applications can be made in the second quarter, while others may be pushed out into the fall. Sales of our herbicide, Dacthal, which is used on high-value vegetable crops, was also affected by wet weather. By contrast, in spite of weather challenges, Impact sales were up year-over-year, in light of low channel inventory at the end of 2018 and the popularity of our multi-product program promotion. Wet conditions also affected demand for Abba, particularly in the nut tree market, and Parazone in the South, as a burn-down herbicide.

Similarly, our domestic non-crop business showed decreased net sales (down about 5% to $11,267 from $11,892) quarter-over-quarter. This result was due largely to decreased sales of our mosquito adulticide, Dibrom. In conjunction with extreme hurricane activity in 2017, we sold record amounts of Dibrom, followed by above-normal restocking in 2018, and more normalized levels in the first quarter of 2019. As a partial offset to this decline, sales of pest strips increased as did those of our pharmaceutical products. Within our nursery and ornamental business, we experienced sluggish demand for homeowner garden and landscape products due to wet weather, which was offset in part by increased fungicide sales.

Net sales of our international businesses were up by about 9% during the period ($38,139 v. $34,872). A significant part of this gain was due to the addition of sales from our newly-acquired Brazilian subsidiaries, Agrovant and Defensive, which were led by Argenfrut, a mineral oil-based insecticide used primarily on citrus, and Red Shield, a copper-based foliar insecticide used on multiple crops. In addition, we experienced increased sales from AgriCenter in Central America, led by mineral oil products for fungicidal control in banana plants, chlorothalonil for use on black sigatoka in Costa Rica, special nutrition products from Greenplant, and soil amendments and biorational fungicides. Partially offsetting these increases were decreased sales of various products into the pineapple market, due largely to reduced insect pressure, and insecticides due to dry El Nino conditions within the region. Sales of both Mocap and Nemacur were impacted by crop inputs rotation decisions, which resulted in lower sales than in prior year.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	2019	2018	Change	% Change
Net sales:
Insecticides	$40,183	$46,158	$(5,975)	-13%
Herbicides/soil fumigants/fungicides	31,535	36,515	(4,980)	-14%
Other, including plant growth regulators and distribution	15,670	8,645	7,025	81%
Total crop	87,388	91,318	(3,930)	-4%
Non-crop, including distribution	12,288	12,790	(502)	-4%
Net sales:	$99,676	$104,108	$(4,432)	-4%
Cost of sales:
Insecticides	$22,955	$28,941	$(5,986)	-21%
Herbicides/soil fumigants/fungicides	18,872	22,229	(3,357)	-15%
Other, including plant growth regulators and distribution	10,205	5,177	5,028	97%
Total crop	52,032	56,347	(4,315)	-8%
Non-crop including distribution	5,942	6,710	(768)	-11%
Total cost of sales:	$57,974	$63,057	$(5,083)	-8%
Gross profit:
Insecticides	$17,228	$17,217	$11	0%
Herbicides/soil fumigants/fungicides	12,663	14,286	(1,623)	-11%
Other, including plant growth regulators and distribution	5,465	3,468	1,997	58%
Gross profit crop	35,356	34,971	385	1%
Gross profit non-crop including distribution	6,346	6,080	266	4%
Total gross profit:	$41,702	$41,051	$651	2%
Gross margin crop	40%	38%
Gross margin non-crop	52%	48%
Total gross margin	42%	39%

On a consolidated basis, net sales of insecticides were down approximately 13% to end at $40,183, as compared to $46,158 during the first quarter of 2018. This includes reduced sales of our granular soil insecticides, as described above, as well as those of Mocap® and Nemacur®. First quarter net sales of our cotton insecticide Bidrin® increased as compared to the same period of the prior year, primarily due to lower than average channel inventory levels and an expectation for increased cotton plantings in the Southeast US region.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the first quarter of 2019 decreased by approximately 14% to $31,535 from $36,515 in the comparable period of 2018. Net sales of our herbicide products decreased by 13%, driven by softer demand for our Dacthal and Parazone products, partially offset by steady performance from our existing Impact and Hyvar/Krovar products plus incremental sales of our newly-acquired Assure II herbicide. Our soil fumigants business declined by approximately 13% from the prior year’s first quarter, while year-over-year our fungicide sales decreased 27% primarily due to elevated levels of channel inventory at the start of the 2018-19 growing season.

Within the group of other products (which includes certain AgriCenter products, the Agrovant/Defensive Brazilian operation, plant growth regulators, molluscicides and tolling activity), net sales increased by 81% to $15,670 from $8,645 during the first quarter of 2018. Most of this increase arose from our newly acquired businesses Agrovant and Defensive in Brazil and higher quarterly sales of our growth regulator product NAA.

Our non-crop sales ended the first quarter of 2019 down 4% at $12,288, as compared to $12,790 for the same period of the prior year. As noted above, the main driver was a reduction in sales of our aerial-applied mosquito adulticide Dibrom, partially offset by strong Pest Strip sales.

Our cost of sales for the first quarter of 2019 ended at $57,974 or 58% of net sales. This compares to $63,057 or 61% of net sales in the same period of 2018. Margins improved for both our domestic and our international businesses and included a reduction in sales of lower margin products in our domestic markets

Gross profit for the first quarter of 2019 was approximately flat as compared to the same period of the prior year and ended at $41,702, as compared to $41,051 for the first quarter of 2018. The change in mix described above had the impact of improving gross margin percentage by approximately 2% and included an overall improvement in our factory performance. Gross margin percentage ended at 42% in the first quarter of 2019, as compared to 39% in the first quarter of the prior year.

Operating expenses increased by $1,100 or 3% to $34,800 for the three months ended March 31, 2019, as compared to the same period in 2018. The differences in operating expenses by department are as follows:

	2019	2018	Change	% Change
Selling	$11,038	$9,481	$1,557	16%
General and administrative	11,180	11,164	16	0%
Research, product development and regulatory	5,683	6,277	(594)	-9%
Freight, delivery and warehousing	6,899	6,778	121	2%
	$34,800	$33,700	$1,100	3%

•

Selling expenses increased by $1,557 to end at $11,038 for the three months ended March 31, 2019, as compared to the same period of 2018. The main driver was an increase in activities from the newly acquired businesses, the impact of exchange rate changes in our Central and South American businesses and increased spending on advertising for our expanding business.

•

General and administrative expenses remained flat to end at $11,180 for the three months ended March 31, 2019, as compared to the same period of 2018. This includes reserves in the amount of $950 related to doubtful accounts receivables for our Central and South American businesses, and expenses associated with the businesses acquired in the final quarter of 2018 and the first quarter of 2019. Those costs were offset by an adjustment made on a revised estimate of our deferred compensation in the amount of $1,543 related to businesses acquired in 2017. Finally, we recorded a decrease in incentive compensation as a result of business performance.

•

Research, product development costs and regulatory expenses decreased by $594 to end at $5,683 for the three months ended March 31, 2019, as compared to the same period of 2018. The main drivers were decreases in our product defense and product development costs.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2019 were $6,899 or 6.9% of sales as compared to $6,778 or 6.5% of sales for the same period in 2018. This change is primarily driven by mix of product shipped and associated delivery destinations during the period.

Interest costs net of capitalized interest were $1,612 in the first three months of 2019, as compared to $837 in the same period of 2018.  Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2019			Q1 2018
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$143,144	$1,576	4.4%	$88,898	$699	3.1%
Amortization of deferred loan fees	—	50	—	—	59	—
Amortization of other deferred liabilities	—	—	—	—	102	—
Other interest (income) expense	—	13	—	—	(6)	—
Subtotal	$143,144	$1,639	4.6%	$88,898	$854	3.8%
Capitalized interest	—	(27)	—	—	(17)	—
Total	$143,144	$1,612	4.5%	$88,898	$837	3.8%

The Company’s average overall debt for the three months ended March 31, 2019 was $143,144, as compared to $88,898 for the three months ended March 31, 2018. Our borrowings in the three months ended March 31, 2019 were higher than the same period of the prior year primarily driven by the acquisitions completed in the last quarter of 2018 and first quarter of 2019 and the associated investment in expanded working capital. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 4.4% for the three months ended March 31, 2019, as compared to 3.1% in 2018.

Income tax expense decreased by $332 to end at an expense of $1,360 for the three months ended March 31, 2019, as compared to $1,692 for the comparable period in 2018. The effective tax rate for the quarter was 25.7%, as compared to 26.0% in the same period of the prior year. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2019 and 2018 we recognized a loss of $24 and $121, respectively, on our investment in the Hong Kong joint venture which is a 50% owned equity investment. During the three months ended March 31, 2018, we recognized a loss of $96 on our investment in TyraTech. TyraTech became a wholly owned and consolidated subsidiary on November 9, 2018.

Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance. During the three months ended March 31, 2018 non-controlling interest amounted to a gain of $50. Envance became a wholly owned subsidiary on November 9, 2018.

Our overall net income for the first three months of 2019 was $3,906 or $0.13 per basic and diluted share, as compared to $4,655 or $0.16 per basic and diluted share in the same quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $20,263 in operating activities during the three months ended March 31, 2019, as compared to $9,235 during the three months ended March 31, 2018. Included in the $20,263 are net income of $3,906, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $5,691. Provision for bad debts in the amount of $1,034 was offset by a revision of $1,543 made to deferred compensation associated with businesses acquired in 2017. Stock based compensation of $1,485 and losses from equity method investments of $24 provided net cash inflows of $9,855, as compared to $12,630 for the same period of 2018.

During the first three months of 2019, the Company increased working capital by $28,358, as compared to $26,629 during the same period of the prior year. Included in this change: inventories increased by $23,763 as part of the expanded businesses and the point in time in the 2018-19 growing season in the United States agricultural market. During the first quarter of 2018, our inventory increased by $19,558.  Deferred revenue decreased by $16,036 as compared to $2,740 in the same period of 2018, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $4,960, as compared to $9,613 in the same period of 2018, reflecting a faster start up to production activity this year and the impact of the newly acquired businesses. Accounts receivables decreased by $6,812, as compared to an increase of $9,554 in the same period of 2018.  Prepaid expenses increased by $2,724 and income tax receivable decreased by $750. Accrued programs increased by $2,391, as compared to $4,634 in the prior year. The change reflected changed competitive pricing primarily related to certain products. Finally, other payables and accrued expenses decreased by $2,508 as compared to $3,201 in the prior year as a result of the incentive compensation accrual.

With regard to our program accrual, the reduction (as noted above) primarily reflects our mix of sales and customers in Q1 of 2019, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2019, the Company made accruals for programs in the amount of $14,092 and made payments in the amount of $11,701. During the first quarter of prior year, the Company made accruals in the amount of $13,542 and made payments in the amount of $8,908.

Cash used for investing activities was $27,615 for the three months ended March 31, 2019, as compared to $2,368 in March 31, 2018. The Company spent $24,246 on business acquisition and $3,369 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure.

During the three months ended March 31, 2019, financing activities provided $48,865, principally from the borrowings on the Company’s senior credit facility as compared to $13,172 for the same period of the prior year. In the first quarter of 2019, we paid dividends to stockholders amounting to $581, as compared to $438 in the same period of 2018.

The Company has various loans in place that together constitute the long-term loan balances shown in the condensed consolidated balance sheets as at March 31, 2019 and December 31, 2018. These are summarized in the following table:

Long-term indebtedness	March 31, 2019	December 31, 2018
Revolving line of credit	$150,000	$97,400
Deferred loan fees	(679)	(729)
Total indebtedness	$149,321	$96,671

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

At March 31, 2019, based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $56,707, according to the terms of the Credit Agreement. This compares to an available borrowing capacity of $124,936 as of March 31, 2018. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, which have improved, (2) net borrowings, which have increased and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 15 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2018, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2018, except for the adoption of ASC 842, Leases, as of January 1, 2019.

Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period that revisions are determined to be necessary. Actual results may differ from these estimates under different outcomes or conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2018.

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

As of March 31, 2019, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2019, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards under ASC 842, Leases.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1.	Legal Proceedings

During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2018, except as described below.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel and completed production of documents. During the fourth quarter of 2018, government attorneys interviewed four individuals who may be knowledgeable of the matter. Further, in March 2019, government attorneys identified four more individuals whom they wish to interview in the near future. At this stage, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Takings Case. On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company sought approximately $30,000 in damages from USEPA on the ground that that agency’s issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim which was brought in September 2016. Fact and expert discovery was completed, and both parties filed motions for summary judgment on the merits. In January 2019, the court denied the Company’s motion for summary judgment, while granting that of the government, finding that the Company’s PCNB business did not amount to a cognizable property interest in the context of the Tucker Act. In February 2019, the Company filed a motion for reconsideration on the ground that the court’s decision was based upon an erroneous understanding of the facts. In March 2019, the court denied the motion for reconsideration. Thus, the matter has been dismissed without prejudice. The Company is considering the possibility of appealing the trial court decision.  In as far as it is the claimant in the action, the Company has not recorded a loss contingency for the matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 12, 2019. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors.

Item 2.	Purchases of Equity Securities by the Issuer

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended March 31, 2019 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid
January 31, 2019	158,048	$16.48	$2,604
Total number of shares repurchased	158,048	$16.48	$2,604

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed consolidated Statements of Operations; (ii) Condensed consolidated Statements of Comprehensive Income; (iii) Condensed consolidated Balance Sheets; (iv) Condensed consolidated Statement of Stockholders’ Equity; (v) Condensed consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 8, 2019	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 8, 2019	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer