Form 10-Q
period 2019-06-30
AMERICAN VANGUARD CORP
filed 2019-08-07
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,199,867 shares as of July 30, 2019.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$113,104	$107,046	$212,780	$211,154
Cost of sales	71,451	63,749	129,425	126,806
Gross profit	41,653	43,297	83,355	84,348
Operating expenses	35,362	34,718	70,162	68,418
Operating income	6,291	8,579	13,193	15,930
Interest expense, net	1,925	966	3,537	1,803
Income before provision for income taxes and loss on equity method investments	4,366	7,613	9,656	14,127
Income tax expense	1,224	1,748	2,584	3,440
Income before loss on equity method investments	3,142	5,865	7,072	10,687
Loss from equity method investments	36	301	60	518
Net income	3,106	5,564	7,012	10,169
Net income attributable to non-controlling interest	—	35	—	85
Net income attributable to American Vanguard	$3,106	$5,599	$7,012	$10,254
Earnings per common share—basic	$.11	$.19	$.24	$.35
Earnings per common share—assuming dilution	$.11	$.19	$.24	$.34
Weighted average shares outstanding—basic	29,001	29,330	28,989	29,309
Weighted average shares outstanding—assuming dilution	29,540	30,190	29,560	30,113

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,106	$5,564	$7,012	$10,169
Comprehensive income:
Foreign currency translation adjustment	657	(898)	(1,112)	(226)
Comprehensive income	3,763	4,666	5,900	9,943
Net income attributable to non-controlling interest	—	35	—	85
Comprehensive income attributable to American Vanguard	$3,763	$4,701	$5,900	$10,028

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$6,307	$6,168
Receivables:
Trade, net of allowance for doubtful accounts of $1,707 and $1,263, respectively	118,351	123,320
Other	12,679	10,709
Total receivables, net	131,030	134,029
Inventories, net	193,393	159,895
Prepaid expenses	11,717	10,096
Income taxes receivable	445	—
Total current assets	342,892	310,188
Property, plant and equipment, net	53,637	49,252
Operating lease right-of-use assets	12,420	—
Intangible assets, net of amortization	194,337	186,583
Goodwill	39,436	25,790
Other assets	23,087	21,774
Total assets	$665,809	$593,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$1,320	$1,609
Accounts payable	62,220	66,535
Deferred revenue	751	20,043
Accrued program costs	49,172	37,349
Accrued expenses and other payables	11,085	15,962
Operating lease liabilities, current	4,749	—
Income taxes payable	—	4,030
Total current liabilities	129,297	145,528
Long-term debt, net of deferred loan fees	164,574	96,671
Operating lease liabilities, long-term	7,744	—
Other liabilities, excluding current installments	10,982	6,795
Deferred income tax liabilities	19,364	15,363
Total liabilities	331,961	264,357
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,204,191 shares at June 30, 2019 and 32,752,827 shares at December 31, 2018	3,321	3,276
Additional paid-in capital	85,614	83,177
Accumulated other comprehensive loss	(5,619)	(4,507)
Retained earnings	268,692	262,840
	352,008	344,786
Less treasury stock at cost, 3,061,040 shares at June 30, 2019 and 2,902,992 shares at December 31, 2018	(18,160)	(15,556)
Total stockholders’ equity	333,848	329,230
Total liabilities and stockholders' equity	$665,809	$593,587

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2019 and 2018

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2018	32,752,827	$3,276	$83,177	$(4,507)	$262,840	2,902,992	$(15,556)	$329,230	$—	$329,230
Common stock issued under ESPP	22,441	2	336	—	—	—	—	338	—	338
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)	—	(580)
Foreign currency translation adjustment, net	—	—	—	(1,769)	—	—	—	(1,769)	—	(1,769)
Stock based compensation	—	—	1,485	—	—	—	—	1,485	—	1,485
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	419,295	42	(930)	—	—	—	—	(888)	—	(888)
Shares repurchased	—	—	—	—	—	158,048	(2,604)	(2,604)	—	(2,604)
Net income	—	—	—	—	3,906	—	—	3,906	—	3,906
Balance, March 31, 2019	33,194,563	3,320	84,068	(6,276)	266,166	3,061,040	(18,160)	329,118	—	329,118
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)	—	(580)
Foreign currency translation adjustment, net	—	—	—	657	—	—	—	657	—	657
Stock based compensation	—	—	1,510	—	—	—	—	1,510	—	1,510
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	9,628	1	36	—	—	—	—	37	—	37
Net income	—	—	—	—	3,106	—	—	3,106	—	3,106
Balance, June 30, 2019	33,204,191	$3,321	$85,614	$(5,619)	$268,692	3,061,040	$(18,160)	333,848	$—	$333,848

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2019 and 2018

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,012	$10,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	9,233	9,516
Amortization of other long term assets	2,146	2,313
Amortization of discounted liabilities	—	202
Provision for bad debts	445	181
Revision of deferred compensation	(2,888)	(1,468)
Stock-based compensation	2,995	2,778
Change in deferred income taxes	(572)	(26)
Loss from equity method investments	60	518
Changes in assets and liabilities associated with operations:
Decrease in net receivables	7,841	5,297
Increase in inventories	(27,635)	(40,194)
Increase in prepaid expenses and other assets	(1,844)	(707)
Increase in net operating lease liability	73	—
Increase in income tax receivable/payable, net	(4,480)	(271)
(Decrease) increase in accounts payable	(10,138)	11,309
Decrease in deferred revenue	(19,438)	(7,254)
Increase in accrued program costs	11,823	15,039
Decrease in other payables and accrued expenses	(6,719)	(3,683)
Net cash (used in) provided by operating activities	(32,086)	3,719
Cash flows from investing activities:
Capital expenditures	(7,216)	(3,230)
Acquisition of business, product lines, and intangible assets	(24,302)	(1,631)
Net cash used in investing activities	(31,518)	(4,861)
Cash flows from financing activities:
Payments under line of credit agreement	(54,200)	(62,125)
Borrowings under line of credit agreement	122,000	58,800
Net (payments) receipts from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(513)	1,335
Repurchase of common stock	(2,604)	—
Payment of cash dividends	(1,160)	(1,024)
Net cash provided by (used in) financing activities	63,523	(3,014)
Net decrease in cash and cash equivalents	(81)	(4,156)
Effect of exchange rate changes on cash and cash equivalents	220	(82)
Cash and cash equivalents at beginning of period	6,168	11,337
Cash and cash equivalents at end of period	$6,307	$7,099

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2. Leases— The Company has operating leases for warehouses, manufacturing facilities, offices, cars, railcars and certain equipment. On January 1, 2019, the Company adopted the accounting and adoption guidance in Accounting Standards Codification (“ASC”) 842, Leases, for its operating leases resulting in the recognition of operating lease right-of-use (ROU) assets and lease liabilities on the effective date. The Company measures ROU assets throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Leases that include both lease and non-lease components are accounted for as a single lease component for each asset class.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the condensed consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized in cost of sales or as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months are not recognized on the condensed consolidated balance sheets, and the related lease expenses are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

The accounting for leases requires management to exercise judgment and make estimates in determining the applicable discount rate, lease term and payments due under a lease. Most of our leases do not provide an implicit interest rate, nor is it available to us from our lessors. As an alternative, we use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. We also estimated the fair value of the lease and non-lease components for some of our warehouse leases based on market data and cost data.

The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from 1 year to 15 years.

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases are immaterial to the condensed consolidated financial statements. There were no lease transactions with related parties as of June 30, 2019.

The operating lease expense for the three and six months ended June 30, 2019 was $1,400 and $2,758, respectively. Lease expenses related to variable lease payments and short term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended March 31, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,348	$2,685
ROU assets obtained in exchange for new liabilities	$1,682	$2,052

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2019 were as follows:

Weighted-average remaining lease term (in years)	3.44
Weighted-average discount rate	3.71%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

June 30, 2019
Remainder of 2019	$2,611
2020	4,792
2021	2,834
2022	1,299
2023	688
Thereafter	1,183
Total lease payments	$13,407
Less: imputed interest	914
Total	$12,493

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$4,749
Operating lease liabilities, long term	$7,744

3. Revenue Recognition—Effective January 1, 2018, the Company adopted ASC 606, Revenue Recognition. The Company recognizes revenue from the sale of its products, which include insecticides, herbicides, soil fumigants, and fungicides. The Company sells its products to customers, which include distributors and retailers. In addition, the Company recognizes royalty income from the sale of intellectual property. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	As reported	Without adoption of ASC 606	As reported	Without adoption of ASC 606
Net sales:
Crop:
Insecticides	$36,509	$36,515	$76,692	$76,722
Herbicides/soil fumigants/fungicides	37,203	37,203	68,738	68,738
Other, including plant growth regulators and distribution	22,173	22,173	37,843	37,843
	95,885	95,891	183,273	183,303
Non-crop, including distribution	17,219	17,219	29,507	29,507
Total net sales:	$113,104	$113,110	$212,780	$212,810
Net sales:
US	$64,530	$64,536	$126,067	$126,097
International	48,574	48,574	86,713	86,713
Total net sales:	$113,104	$113,110	$212,780	$212,810
Timing of revenue recognition:
Goods transferred at a point in time	$113,104	$113,110	$212,401	$212,810
Goods and services transferred over time	—	—	379	—
Total net sales:	$113,104	$113,110	$212,780	$212,810

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

As of June 30, 2019, the Company had $751 of remaining performance obligations, which is comprised of deferred revenue and services not yet delivered. The Company expects to recognize approximately all of its remaining performance obligations as revenue in fiscal 2019.

Contract Balances—The timing of revenue recognition, billings and cash collections results in deferred revenue in the condensed consolidated balance sheets. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These related assets and liabilities are reported on the condensed consolidated balance sheet at the end of each reporting period.

	June 30, 2019	December 31, 2018
Total receivables, net	$131,030	$134,029
Contract assets	3,200	3,000
Deferred revenue	751	20,043

Revenue recognized for the three and six months ended June 30, 2019, that was included in the deferred revenue at the beginning of 2019 were $3,408 and $19,349, respectively.

4. Property, plant and equipment at June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018
Land	$2,548	$2,548
Buildings and improvements	17,902	17,555
Machinery and equipment	109,901	109,064
Office furniture, fixtures and equipment	6,067	5,655
Automotive equipment	1,694	1,116
Construction in progress	7,239	2,513
Total gross value	145,351	138,451
Less accumulated depreciation	(91,714)	(89,199)
Total net value	$53,637	$49,252

The Company recognized depreciation expense related to property, plant and equipment of $1,577 and $2,055 for the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, the Company did not eliminate any assets and accumulated depreciation. During the three months ended June 30, 2018, the Company eliminated $3,219 of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $3,225 and $4,146 for the six months ended June 30, 2019 and 2018, respectively.   During the six months ended June 30, 2019 and 2018, the Company eliminated from assets and accumulated depreciation $710 and $3,347, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. As of June 30, 2019, we believe that inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished products	$179,224	$147,297
Raw materials	14,169	12,598
	$193,393	$159,895

6. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended June 30,
	2019	2018	Change	% Change
Net sales:
US crop	$47,311	$51,760	$(4,449)	-9%
US non-crop	17,219	12,603	4,616	37%
US total	64,530	64,363	167	0%
International	48,574	42,683	5,891	14%
Net sales:	$113,104	$107,046	$6,058	6%
Gross profit:
US crop	$18,719	$26,222	$(7,503)	-29%
US non-crop	8,558	6,352	2,206	35%
US total	27,277	32,574	(5,297)	-16%
International	14,376	10,723	3,653	34%
Total gross profit:	$41,653	$43,297	$(1,644)	-4%

	For the six months ended June 30,
	2019	2018	Change	% Change
Net sales:
US crop	$96,560	$108,785	$(12,225)	-11%
US non-crop	29,507	25,393	4,114	16%
US total	126,067	134,178	(8,111)	-6%
International	86,713	76,976	9,737	13%
Net sales:	$212,780	$211,154	$1,626	1%
Gross profit:
US crop	$42,214	$50,753	$(8,539)	-17%
US non-crop	14,872	12,432	2,440	20%
US total	57,086	63,185	(6,099)	-10%
International	26,269	21,163	5,106	24%
Total gross profit:	$83,355	$84,348	$(993)	-1%

7. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season.  The Company describes these payments as “programs.” Programs are a critical part of doing business in both the US crop and non-crop chemicals market-places. These discount programs represent variable consideration.  Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with programs to determine what, if any, estimated program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three and six months ended June 30, 2019 and 2018, respectively.

8. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 10, 2019	June 28, 2019	July 12, 2019	$0.020	$580
March 6, 2019	March 27, 2019	April 10, 2019	$0.020	$580
December 10, 2018	December 27, 2018	January 10, 2019	$0.020	$581

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to AVD	$3,106	$5,599	$7,012	$10,254
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,001	29,330	28,989	29,309
Dilutive effect of stock options and grants	539	860	571	804
	29,540	30,190	29,560	30,113

For the three and six months ended June 30, 2019 and 2018, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018. The Company has no short-term debt as of June 30, 2019 and December 31, 2018.  Debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2019	December 31, 2018
Revolving line of credit	$165,200	$97,400
Deferred loan fees	(626)	(729)
Net long-term debt	$164,574	$96,671

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.   The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.50%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At June 30, 2019, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $30,557. This compares to an available borrowing capacity of $137,047, as of June 30, 2018. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA including both the trailing twelve-month period and proforma basis arising from acquisitions, which have declined, (2) net borrowings, which have increased due to recent acquisitions and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

As of June 30, 2019, the Company was in compliance with all of its debt covenants.

11. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2019 presentation.

12. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and six month periods ended June 30, 2019 and 2018, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock based compensation, unamortized stock-based compensation, and remaining weighted average period for the three and six months ended June 30, 2019 and 2018.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2019
Restricted Stock	$981	$1,669	$8,091	2.2
Unrestricted Stock	99	195	385	0.9
Performance Based Restricted Stock	430	1,131	3,863	2.2
Total	$1,510	$2,995	$12,339

June 30, 2018
Restricted Stock	$892	$1,557	$7,071	2.2
Unrestricted Stock	96	193	353	0.9
Performance Based Restricted Stock	481	1,028	3,336	2.2
Total	$1,469	$2,778	$10,760

Stock Options—During the three and six months ended June 30, 2019, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2018	384,064	$9.10	$9.10
Options exercised	(14,677)	9.18	—
Balance outstanding, March 31, 2019	369,387	9.10	9.10
Options exercised	(4,313)	8.71	—
Balance outstanding, June 30, 2019	365,074	$9.10	$9.10

Information relating to stock options at June 30, 2019, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	218,045	17	$7.5	218,045	$7.50
$11.32—$14.49	147,029	64	$11.48	147,029	$11.48
	365,074		$9.10	365,074	$9.10

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of June 30, 2019, were as follows:

As of June 30, 2019	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	365,074	$9.10	36	$2,302
Expected to Vest	365,074	$9.10	36	$2,302
Exercisable	365,074	$9.10	36	$2,302

Common stock grants — A summary of non-vested shares as of, and for, the three and six months ended June 30, 2019 and 2018 is presented below:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	587,210	$17.59	391,753	$15.61
Granted	297,679	17.34	254,972	19.97
Vested	(105,582)	15.21	(8,800)	12.07
Forfeited	(6,589)	17.69	(5,265)	16.51
Nonvested shares at March 31st	772,718	17.77	632,660	17.41
Granted	40,522	13.34	22,308	23.66
Vested	(32,771)	13.35	(20,313)	22.82
Forfeited	(21,184)	17.77	(6,424)	17.25
Nonvested shares at June 30th	759,285	$17.72	628,231	$17.40

Common stock grants — During the six months ended June 30, 2019, the Company issued a total of 338,201 shares of common stock to employees and directors of which 31,771 shares vested immediately, 9,000 shares will vest between a range of 95 days to 1,115 days, 6,751 shares will vest in three equal tranches on the employee’s anniversary, and the remaining shares will cliff vest after three years of service. The shares granted in 2019 were average fair valued at $16.86 per share.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the fair value of restricted shares over the required service period.

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

During the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation related to restricted shares of $981 and $892, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation related to restricted shares of $1,669 and $1,557, respectively.

As of June 30, 2019, the Company had approximately $8,091 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance-Based Shares — A summary of non-vested performance based shares as of, and for, the six months ended June 30, 2019 and 2018, respectively is presented below:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	287,077	$16.87	186,057	$14.93
Granted	137,557	16.47	122,446	18.79
Additional granted based on performance achievement	41,568	12.88	—	—
Vested	(90,872)	14.73	(14,625)	11.01
Forfeited	(3,543)	15.98	(1,765)	15.40
Nonvested shares at March 31st	371,787	16.81	292,113	16.74
Granted	—	—	3,850	22.69
Forfeited	(14,022)	17.11	(2,179)	17.67
Nonvested shares at June 30th	357,765	$16.80	293,784	$16.81

Performance-Based Shares — During the six months ended June 30, 2019, the Company issued a total of 137,557 performance-based shares to employees. The shares granted have an average fair value of $16.47. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize, as expense, the fair value of the performance based shares over the required service period from grant date. The shares will cliff vest on March 28, 2022 with a measurement period commencing January 1, 2019 and ending December 31, 2021. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2018 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

Performance-Based Shares — During the six months ended June 30, 2018, the Company issued a total of 126,296 performance-based shares to employees. The shares granted have an average fair value of $18.91. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the fair value of the performance-based shares over the required service period from grant date. The majority of the shares will cliff vest on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years, but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

As of June 30, 2019, performance-based shares related to EBIT and net sales have an average fair value of $17.34 per share. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The performance based shares related to the Company’s stock price have an average fair value of $15.46 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation related to performance-based shares of $430 and $481, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation related to performance based shares of $1,131 and $1,028, respectively.

As of June 30, 2019, the Company had approximately $3,863 of unamortized stock-based compensation expense related to unvested performance-based shares. This amount will be recognized over the weighted-average period of 2.2 years. This projected expense will change if any performance-based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the six months ended June 30, 2019 and 2018, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2018	140,411	$11.49	$11.49
Options exercised	(5,735)	11.49	11.49
Balance outstanding, March 31, 2019 and June 30, 2019	134,676	$11.49	$11.49

Information relating to stock options at June 30, 2019 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	134,676	66	$11.49	134,676	$11.49

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for options outstanding as of June 30, 2019 are as follows:

As of June 30, 2019	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	134,676	$11.49	66	$528
Expected to Vest	134,676	$11.49	66	$528
Exercisable	134,676	$11.49	66	$528

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2018, except as described below.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel and completed production of documents. Over the past several months, government attorneys have interviewed eight individuals who may be knowledgeable of the matter. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Takings Case. On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company sought damages from USEPA on the ground that that agency’s issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim, which was brought in September 2016. Fact and expert discovery was completed, and both parties filed motions for summary judgment on the merits. In January 2019, the court denied the Company’s motion for summary judgment, while granting that of the government, finding that the Company’s PCNB business did not amount to a cognizable property interest in the context of the Tucker Act. In February 2019, the Company filed a motion for reconsideration on the ground that the court’s decision was based upon an erroneous understanding of the facts. In March 2019, the court denied the motion for reconsideration. The matter was subsequently dismissed without prejudice. The Company has elected not to appeal the trial court’s decision and expects that that court will dismiss the matter with prejudice. Accordingly, the Company did not record a gain or loss for the matter.

15.Recently Issued Accounting Guidance:

Accounting standards adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 and subsequent amendments, collectively known as ASC 842, Leases. ASC 842 requires recognition of operating leases as lease assets and liabilities on the balance sheet and requires the disclosure of key information about leasing arrangements. The Company elected to adopt ASC 842 by applying the modified transition method and, in addition, elected to use the effective date of January 1, 2019 as the initial date of application. We elected to apply all relevant practical expedients permitted under the transition guidance within the new lease standard with the exception of the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected an accounting policy to keep leases with an initial term of 12 months or less off the balance sheet and to recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. We also elected the practical expedient to not separate lease and non-lease components for all of our leases, except for warehouse leases.

The adoption of ASC 842 resulted in the recognition of operating lease ROU assets of $12,936 and operating lease liabilities of $12,936 on the effective date as of January 1, 2019. The new guidance did not have a material impact on the condensed consolidated statement of operations or statement of cash flows. The accounting for finance leases under ASC 842 remained substantially unchanged from previous accounting guidance and are not material. See Note 2 for the disclosures required by ASC 842 and accounting policy information for leases.

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

Accounting standards not yet adopted:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. We plan to adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings and have not determined the impact on our operating results.

16. Fair Value of Financial Instruments— The carrying values of cash, receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term debt payable to the bank is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Such fair value approximates the respective carrying values of the Company’s long-term debt payable to bank.

As of June 30, 2019, the Company reassessed the fair value of the deferred consideration balances relating to the 2017 AgriCenter and OHP acquisitions, which resulted in a combined reduction of the deferred consideration balances in the amount of $1,345 and $2,888 for the three and six months ended June 30, 2019.  During both the three and six months ended June 30, 2018, the Company recognized $1,468 as reductions in deferred consideration balances related to the acquisitions. These amounts are reflected as reductions to the general and administrative expenses within operating expenses in the condensed consolidated statements of operations. With regard to the acquisitions of Defensive and Agrovant in Brazil (completed in January 2019), there were no changes associated with deferred consideration during either the three months or six months ended June 30, 2019. The total deferred consideration reflected in the condensed consolidated balance sheets as of June 30, 2019 and 2018 was $978 and $8,267, respectively

17. Accumulated Other Comprehensive Income (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2018	$(4,507)
FX translation	(1,769)
Balance, March 31, 2019	(6,276)
FX translation	657
Balance, June 30, 2019	$(5,619)

18. Investments — The Company utilized the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, until the Company acquired all of TyraTech’s remaining outstanding shares as of November 8, 2018. The Company recognized losses of $347 and $443 on its equity method investment for the three and six months ended June 30, 2018. The Company’s ownership position in TyraTech was approximately 34% prior to the November 8, 2018 acquisition.

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of June 30, 2018, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center. For the three and six months ended June 30, 2019, the Company recognized losses of $36 and $60, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. For the three months and six months ended June 30, 2018, the Company recognized gains of $46 and losses of $75, respectively.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2019, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no observable price changes in the three and six months ended June 30, 2019. There was no impairment on the investment as of June 30, 2019. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

19. Income Taxes —  Income tax expense was $1,224 for the three months ended June 30, 2019, as compared to $1,748 for the comparable period in 2018. The effective tax rate for the quarter was 28.1%, as compared to 23.0% in the same period of the prior year.  Income tax expense was $2,584 for the six months ended June 30, 2019, as compared to $3,440 for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 and 2018 was 26.8% and 24.4%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

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

21. Business and Asset Acquisitions – On January 10, 2019, the Company completed the acquisition of all of the outstanding shares of stock of two affiliated businesses, Defensive and Agrovant, which are located in Jaboticabal in the state of Sao Paul, Brazil. At closing the Company paid cash consideration of $20,695, which was net of cash acquired of $982, deferred consideration of $2,645 including contingent consideration dependent on certain financial results for 2019, and liabilities assumed of $17,040, including liabilities of $10,098 related to income tax matters. These companies were founded in 2000 and are suppliers of crop protection products and micronutrients with focus on the fruit and vegetable market segments. The acquisition was accounted for as a business combination and the total value of $40,370 has been preliminarily allocated as follows: product registrations and product rights $9,451, trade name $1,733, customer relationships $3,114, goodwill $14,224, working capital $8,072, fixed assets $404 and indemnification assets $3,385. The operating results of the acquired businesses are included in our condensed consolidated statement of operations from the date of acquisition.

The Company paid E.I. DuPont et Nemours additional cash consideration in the amount of $3,564 related to one product line acquisition made at the end of 2018.

22. Subsequent event – On July 1, 2019, AMVAC completed the acquisition of certain rights and the assumption of certain liabilities relating to three product lines (etoxazole, bispyribac sodium and diflubenzuron) from Raymat Crop Science, Inc. (and certain of its affiliates). The purchase price was immaterial to the condensed consolidated financial statements. With respect to etoxazole and bispyribac sodium, AMVAC obtained registrations, trademarks (“Stifle” and “Arroz 80”) and inventories. With respect to diflubenzuron, AMVAC became the exclusive distributor of end-use products within the United States.

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

MANAGEMENT OVERVIEW

The Company’s overall operating results for the three months ended June 30, 2019 were mixed versus those of the same period of 2018. Quarterly net sales were up about 6% ($113,104 v $107,046), while gross profit was down approximately 4% ($41,653 v $43,297). Gross margin declined to 37% from 40% of net sales, and operating expenses rose by approximately 2% ($35,362 v $34,718), but declined as a percent of net sales from 32% to 31%. Net income attributable to American Vanguard was down about 46% ($3,106 v. $5,599).

Broadly speaking, during the second quarter of 2019, the Company’s international sales continued to grow, while domestic sales were flat. Within that performance, quarterly net sales of our non-crop product lines grew significantly, due largely to pest strips and to mosquito products (in light of wet weather). However, these gains were offset by declines in crop product sales, as record precipitation and cold weather delayed, and in some cases prevented, normal crop planting throughout the Midwest and Southeast regions of the United States. Many growers had insufficient time to use the normal measure of pre-plant crop inputs, others were unable to fully plant their intended acreage, and many of the acres that were planted are likely to produce below average yields. By contrast, with solid sales in Central America and the addition of sales from our newly acquired business in Brazil, our international business recorded higher sales during the period.

Gross margin as a percent of sales dropped by 3% due largely to lower factory utilization for the period. During the second quarter of 2018, factory activity was at a record pace and, by contrast, factory under absorption during second quarter of 2019 amounted to approximately 3.5% of sales, which is closer to the Company’s long-term strategic manufacturing plan. Quarterly operating expenses, while higher for the period, were lower as a percent of net sales, as the Company continues to realize greater economies of scale in its global business. This change in operating expense included costs necessary to manage the products and businesses acquired at the end of 2018 and during the first six months of 2019. Furthermore, the Company recorded increased interest expense, as compared to the same period of the prior year, reflecting borrowings related to acquisition activity in the second half of 2018 and the first half of 2019. These factors, together, yielded a decrease in net income of $2,493 for the quarter.

The Company’s overview of sales and gross margin performance for the three months ended June 30, 2019 and 2018 is as follows:

	For the three months ended June 30,
	2019	2018	Change	% Change
Net sales:
US crop	$47,311	$51,760	$(4,449)	-9%
US non-crop	17,219	12,603	4,616	37%
US total	64,530	64,363	167	0%
International	48,574	42,683	5,891	14%
Net sales:	$113,104	$107,046	$6,058	6%
Gross profit:
US crop	$18,719	$26,222	$(7,503)	-29%
US non-crop	8,558	6,352	2,206	35%
US total	27,277	32,574	(5,297)	-16%
International	14,376	10,723	3,653	34%
Total gross profit:	$41,653	$43,297	$(1,644)	-4%

Gross margin domestic	42%	51%
Gross margin international	30%	25%
Gross margin total	37%	40%

Our US Crop business recorded 9% lower sales in the three months ended June 30, 2019, as compared to the same period of the prior year. Among our granular soil insecticides, sales of Aztec were up about 26% over the prior year period, as distributors and retailers replenished channel inventories. These dynamics were offset by decreased sales of Counter and Thimet, largely due to wet conditions in the Midwest and Southeast regions of the United States. Sales of our Impact post-emergent corn herbicide, used primarily on row crops, our Dacthal product line, used on high-value vegetable crops, and our Parazone products, used for burn down prior to the start of the season, remained flat to slightly up versus last year, while wet conditions negatively affected demand for Abba herbicide used in tree nut applications.

Net sales of our US non-crop business increased about 37% to $17,219 from $12,603, quarter-over-quarter. This result was due largely to increased sales of our aerial applied mosquito adulticide, Dibrom, as applicators restocked both to address persistent wet weather conditions in the U.S. and to prepare for potential hurricane activity later in 2019. Sales of both our pest strips and our pharmaceutical products increased as compared to the same period of 2018.

Net sales of our international businesses were up nearly 14% during the period ($48,574 v $42,683). A significant part of this increase was due to the addition of sales from our newly acquired Brazilian subsidiaries, Defensive and Agrovant, and the addition of our Assure II herbicide products that were acquired in December 2018. Performance in Brazil met our expectations, despite drought conditions and competitive pressure in certain markets. We experienced solid sales performance from AgriCenter in Central America – with higher granular soil insecticide sales, steady demand for fungicides and miscellaneous products, and somewhat lower foliar insecticide sales. Elsewhere in the international sector, we posted increased sales of Mocap insecticide and bromacil herbicides (despite continuing supply shortages) during this period, while both Nemacur and Thimet sales declined as the result of various weather-related issues. A more detailed explanation of net sales, markets and factors affecting profitability appears below.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2019 and 2018:

	2019	2018	Change	% Change
Net sales:
Insecticides	$36,509	$38,496	$(1,987)	-5%
Herbicides/soil fumigants/fungicides	37,203	34,747	2,456	7%
Other, including plant growth regulators	22,173	21,200	973	5%
Total crop	95,885	94,443	1,442	2%
Non-crop	17,219	12,603	4,616	37%
	$113,104	$107,046	$6,058	6%
Cost of sales:
Insecticides	$22,392	$23,560	$(1,168)	-5%
Herbicides/soil fumigants/fungicides	24,204	19,947	4,257	21%
Other, including plant growth regulators	16,194	13,991	2,203	16%
Total crop	62,790	57,498	5,292	9%
Non-crop	8,661	6,251	2,410	39%
	$71,451	$63,749	$7,702	12%
Gross profit:
Insecticides	$14,117	$14,936	$(819)	-5%
Herbicides/soil fumigants/fungicides	12,999	14,800	(1,801)	-12%
Other, including plant growth regulators	5,979	7,209	(1,230)	-17%
Gross profit crop	33,095	36,945	(3,850)	-10%
Gross profit non-crop	8,558	6,352	2,206	35%
	$41,653	$43,297	$(1,644)	-4%
Gross margin crop	35%	39%
Gross margin non-crop	50%	50%
Total gross margin	37%	40%

	2019	2018	Change	% Change
Net sales:
US	$64,530	$64,363	$167	0%
International	48,574	42,683	5,891	14%
	$113,104	$107,046	$6,058	6%

Across our crop business, net sales of our insecticides group were down approximately 5% to end at $36,509, as compared to $38,496 during the second quarter of 2018. Within this category, net sales of our non-granular insecticides were aided by our cotton insecticide Bidrin®, which posted higher sales due to higher pest pressure. Net sales of our granular soil insecticides were down approximately 4% due to the weaker performance of our Thimet® (used primarily in peanuts and sugar cane) and Counter (used in corn and sugar beets) largely resulting from weather-related applications challenges. Offsetting this was an increase in Aztec corn soil insecticide sales, as mentioned above.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the second quarter of 2019 increased by approximately 7% to $37,203 from $34,747 in the comparable period of 2018. Net sales of our herbicide products increased approximately 38%, largely due to the addition of the Assure II products purchased in December of 2018. Sales of our post-emergent corn herbicide Impact®, Dacthal® for use on a wide variety of high valued vegetable crops, and our Paraquat burn-down product, all posted flat to slightly increased sales relative to the second quarter of 2018. We also enjoyed increased sales of our international bromacil products Hyvar® and Krovar®. In fungicides, we posted significantly lower sales of chlorothalonil due to abnormally high supply (from expedited, pre-tariff importation of large quantities by many sellers) and pricing pressure in the face of seasonally normal demand.

Within the group of other products (which includes Defensive and Agrovant, parts of the AgriCenter business, plant growth regulators, molluscicides and tolling activity), net sales increased 5%, to $22,173, as compared to $21,200 for the second quarter of 2018. Lower quarterly sales of our Folex® cotton defoliant resulted from shipment delays; however, increased usage is anticipated in the third quarter for harvest defoliation.

Our non-crop sales ended the second quarter of 2019 up 37% at $17,219, as compared to $12,603, for the same period of the prior year. This result was driven largely by increased quarterly sales of our aerial applied Dibrom mosquito adulticide, along with a strong increase in pest strip sales and a modest increase in our OHP horticultural business.

Our international business performed strongly and increased sales by 14%, ending at $48,574, as compared to $42,683 for the second quarter of the prior year. The main growth drivers related to products acquired at the end of 2018 and the Brazilian businesses acquired during 2019. Both business lines contributed strongly to sales growth and overall improvement in gross profit performance.

Our cost of sales for the second quarter of 2019 was $71,451 or 63% of sales. This compared to $63,749 or 60% of sales for the same period of 2018. The increase in cost of sales as a percentage of net sales in 2019 is driven by decisions made to reduce factory output of our Thimet and Counter products in order to reduce those inventories during 2019 responding to lower than expected sales as noted above. Furthermore, cost of goods was affected by a change in product mix, including the effect of acquired products and distribution businesses, which drive high sales at comparatively lower margins than our pre-existing business.

Gross profit for the second quarter of 2019 decreased by $1,644, or 4%, to end at $41,653, as compared to $43,297 for the second quarter of 2018. Gross margin percentage ended at 37% in the three months ended June 30, 2019, as compared to 40% in the same period of the prior year. As previously noted, the change in performance is largely driven by decision made to manage factory output and inventory levels and the new products and businesses acquired in late 2018 and year to date in 2019.

Operating expenses increased by $644 to $35,362 for the three months ended June 30, 2019, as compared to the same period in 2018. The differences in operating expenses by department are as follows:

	2019	2018	Change	% Change
Selling	$11,770	$10,617	$1,153	11%
General and administrative	9,182	9,522	(340)	-4%
Research, product development and regulatory	6,856	7,286	(430)	-6%
Freight, delivery and warehousing	7,554	7,293	261	4%
	$35,362	$34,718	$644	2%

•

Selling expenses increased by $1,153 to end at $11,770 in the three months ended June 30, 2019 as compared to the same period of the prior year. This is mainly resulted from increased sales activities associated with the newly acquired distribution businesses.

•

General and administrative expenses decreased by $340 to end at $9,182 for the three months ended June 30, 2019, as compared to the same period of 2018. The main drivers for the decrease are the decrease in legal activities of $1,000 associated with the Takings case, income of $500 from a breakup fee associated with a potential acquisition and reduced reserves for receivables by $407. These decreases were offset by the costs associated with products and businesses acquired in late 2018 and early 2019.

•

Research, product development costs and regulatory expenses decreased by $430 to end at $6,856 for the three months ended June 30, 2019, as compared to the same period of 2018. The main drivers were decreases in our product defense and product development costs.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2019 were $7,554 or 6.7% of sales as compared to $7,293 or 6.8% of sales for the same period in 2018. The increased cost was associated with the increase in sales recorded in the second quarter of 2019, as compared to the same period of 2018 and the mix of those sales.

Interest costs net of capitalized interest were $1,925 in the three months ended June 30, 2019, as compared to $966 in the same period of 2018. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$178,616	$1,908	4.3%	$100,928	$878	3.5%
Amortization of deferred loan fees	—	53	—	—	58	—
Amortization of other deferred liabilities	—	—	—	—	52	—
Other interest (income) expense	—	47	—	—	(5)	—
Subtotal	178,616	2,008	4.5%	100,928	983	3.9%
Capitalized interest	—	(83)	—	—	(17)	—
Total	$178,616	$1,925	4.3%	$100,928	$966	3.8%

The Company’s average overall debt for the three months ended June 30, 2019 was $178,616, as compared to $100,928 for the three months ended June 30, 2018. During the quarter, we continued to focus on managing our working capital for our expanded business and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 4.3% for the three months ended June 30, 2019, as compared to 3.5% in 2018.

Income tax expense was $1,224 for the three months ended June 30, 2019, as compared to $1,748 for the comparable period in 2018. The effective tax rate for the quarter was 28%, as compared to 23% in the same period of the prior year. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The increase in effective tax rate is primarily driven by the mix of our domestic and international income.

During the three months ended June 30, 2019 and 2018, we recognized gains of $36 and $46, respectively, on our investment in the Hong Kong joint venture, which is a 50% owned equity investment. Furthermore, during the three months ended June 30, 2018, we recognized a loss of $347 on our investment in TyraTech. TyraTech became a wholly owned and consolidated subsidiary on November 9, 2018.

Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance. During the three months ended June 30, 2018, non-controlling interest amounted to a gain of $35. Envance became a wholly owned subsidiary on November 9, 2018.

Our overall net income for the three months ended June 30, 2019 was $3,106 or $0.11 per basic and diluted share, as compared to $5,599 or $0.19 per basic and diluted share in the same period of 2018.

Six Months Ended June 30 2019 and 2018:

The Company’s overall operating results for the first half of 2019 were flat or down, as compared to those of the same period of 2018. Six month net sales were essentially flat ($212,780 v $211,154), gross profit was down slightly ($83,355 v 84,348), and gross margin declined to 39% from 40% of net sales. Operating expenses rose by approximately 3% ($70,162 v $68,418) and increased as a percent of net sales to 33% from 32%. Net income was down about 32% ($7,012 v. $10,254).

Gross margin as a percent of sales dropped by 1% during the first half of 2019, due largely to lower factory utilization for the period. Operating expenses during the six-month period increased primarily as a result of the addition of products and businesses acquired in late 2018 and year to date in 2019. Further, we recorded higher interest expense, arising from borrowing due largely to acquisition activity in 2018 and 2019. These factors, together, resulted in a decrease in net income of $3,242 for the first half of the year. A more detailed explanation of net sales, markets and factors affecting profitability appears below.

The Company’s overview of sales and gross margin performance for the six months ended June 30, 2019 and 2018 is as follows:

	For the six months ended June 30,
	2019	2018	Change	% Change
Net sales:
US crop	$96,560	$108,785	$(12,225)	-11%
US non-crop	29,507	25,393	4,114	16%
US total	126,067	134,178	(8,111)	-6%
International	86,713	76,976	9,737	13%
Net sales:	$212,780	$211,154	$1,626	1%
Gross profit:
US crop	$42,214	$50,753	$(8,539)	-17%
US non-crop	14,872	12,432	2,440	20%
US total	57,086	63,185	(6,099)	-10%
International	26,269	21,163	5,106	24%
Total gross profit:	$83,355	$84,348	$(993)	-1%

Gross margin domestic	45%	47%
Gross margin international	30%	27%
Gross margin total	39%	40%

Our US crop business recorded net sales that were about 11% below those of first half of 2018 ($96,560 v $108,795). Among our granular soil insecticides, sales of Aztec were up about 14% over the prior year period, as distributors and retailers replenished channel inventories. This increase was partially offset by decreased sales of Counter and Thimet, largely due to wet conditions in the Midwest and Southeast regions of the United States. Sales of our Impact post-emergent corn herbicide were up year-over-year, as inclement weather prevented many growers from applying a full measure of pre-emergent herbicides prior to planting. Dacthal, used on high-value vegetable crops, was slightly down in comparison to a very strong prior year. Our Parazone herbicide product sales were down due to persistent wet weather in key markets and higher-than-normal channel inventory.

Net sales of our domestic non-crop business increased about 16% to $29,507 from $25,393, period-over-period. This result was due largely to strong sales of our pest strips, our pharmaceutical products, sales from Envance and additional sales of our mosquito adulticide Dibrom, as applicators restocked both to address persistent wet weather conditions in the U.S. and to prepare for potential hurricane activity later in 2019.

Net sales of our international businesses were up approximately 13% during the period ($86,713 v $76,976). A significant part of this increase was due to the addition of sales from our newly acquired Brazilian subsidiaries, Defensive and Agrovant, and the addition of our Assure II herbicide products that were acquired in December 2018. Performance in Brazil met our expectations, despite drought conditions and competitive pressure in certain markets. We experienced solid sales performance from AgriCenter in Central America – with higher granular soil insecticide sales, steady demand for fungicides and miscellaneous products, and somewhat lower foliar insecticide sales. Elsewhere in the international sector, we posted increased sales of Mocap insecticide and bromacil herbicides (despite continuing supply shortages) during this period, while both Nemacur and Thimet sales declined as the result of various weather-related issues. A more detailed explanation of net sales, markets and factors affecting profitability appears below.

RESULTS OF OPERATIONS

Six months ended June 30, 2019 and 2018

	2019	2018	Change	% Change
Net sales:
Insecticides	$76,692	$84,654	$(7,962)	-9%
Herbicides/soil fumigants/fungicides	68,738	71,262	(2,524)	-4%
Other, including plant growth regulators	37,843	29,845	7,998	27%
Total crop	183,273	185,761	(2,488)	-1%
Non-crop	29,507	25,393	4,114	16%
Total net sales	$212,780	$211,154	$1,626	1%
Cost of sales:
Insecticides	$45,330	$52,501	$(7,171)	-14%
Herbicides/soil fumigants/fungicides	43,064	42,176	888	2%
Other, including plant growth regulators	26,396	19,168	7,228	38%
Total crop	114,790	113,845	945	1%
Non-crop	14,635	12,961	1,674	13%
Total cost of sales	$129,425	$126,806	$2,619	2%
Gross profit:
Insecticides	$31,362	$32,153	$(791)	-2%
Herbicides/soil fumigants/fungicides	25,674	29,086	(3,412)	-12%
Other, including plant growth regulators	11,447	10,677	770	7%
Gross profit crop	68,483	71,916	(3,433)	-5%
Gross profit non-crop	14,872	12,432	2,440	20%
Total gross profit	$83,355	$84,348	$(993)	-1%
Gross margin crop	37%	39%
Gross margin non-crop	50%	49%
Total gross margin	39%	40%

	2019	2018	Change	% Change
Net sales:
US	$126,067	$134,178	$(8,111)	-6%
International	86,713	76,976	9,737	13%
Total net sales	$212,780	$211,154	$1,626	1%

Across our crop business, net sales of our insecticides group declined approximately 9% to end at $76,692, as compared to $84,654 during the six months ended June 30, 2018. Within this category, net sales of our non-granular insecticides were driven by our cotton insecticide Bidrin®, which posted a 50% sales gain due to increased year-over-year cotton acres in the U.S. This increase more than offset sales declines of Abamectin resulting from regional weather issues and bifenthrin resulting from generic competitive pressures. Net sales of our granular soil insecticides were down about 14% due to lower Thimet sales in peanuts, lower sales of Counter in sugar beets, and lower sales internationally for Mocap and Nemacur, in part due to regulatory concerns.

Within the group of herbicides/fungicides/fumigants used in crop applications, net sales for the six months ended June 30, 2019 decreased by approximately 4% to $68,738 from $71,262, in the comparable period of 2018. While our traditional Impact and Dacthal products had stable results, the decrease in this group was driven by reduced sales of chlorothalonil due to abnormally high supply (from expedited, pre-tariff importation of large quantities by many sellers) and pricing pressure in the face of seasonally normal demand. Additionally, wet weather inhibited the application of our Parazone burn-down herbicide and Metam soil fumigants.  Offsetting these declines were the addition of the Assure II herbicide acquired at the end of 2018 and year-over-year increases in our bromacil herbicides, both of these factors were largely reflected in the international section of our business.

Within the group of other products (which includes part of our AgriCenter business, the Defensive and Agrovant Brazilian subsidiaries, plant growth regulators, molluscicides and tolling activity), net sales were $37,843, up approximately 27%, as compared to $29,845 in the first half of 2018. This result benefitted from the inclusion of the Brazilian business, modest gains in the AgriCenter business and improved sales of our growth regulator NAA. These items offset lower half-year sales of our Folex® cotton defoliant and reduced toll manufacturing activity.

Our non-crop sales ended the first half of 2019 with net sales of $29,507 up 16%, as compared to $25,393 for the same period of the prior year. This category benefitted from continued strong sales of our aerially-applied mosquito adulticide Dibrom, commercial pest control products including pest strips, the OHP horticulture business, and our pharmaceutical products.

Our first half International sales ended at $86,713, a 13% increase over the $76,976 in the first six month of 2018. The main driver of this performance was the addition of the Defensive and Agrovant businesses in Brazil, the AgriCenter Central American business, and the acquisition of the Assure II products at the end of 2018. Our traditional product portfolio (including Mocap, Nemacur) showed significant half-year sales declines within the international markets.

Our cost of sales for the first half of 2019 ended at $129,425 or 61% of net sales. This compares to $126,806 or 60% of net sales in the same period of 2018. The increase in cost of sales as a percentage of net sales in 2019 was driven in part by decisions made to reduce factory output as part of our 2019 manufacturing plan.

Gross profit for the six months ended June 30, 2019 decreased by $993, or 1%, to end at $83,355, as compared to $84,348 for the first half of 2018. Gross margin percentage ended at 39% in the first six months of 2019, as compared to 40% in the same period of the prior year. As previously noted, the change in performance is largely driven by the Company updated manufacturing plan for 2019 which responds to the weather related lower sales already discussed and the new businesses acquired in early 2019.

Operating expenses increased by $1,744 to $70,162 for the six months ended June 30, 2019, as compared to the same period in 2018. The differences in operating expenses by department are as follows:

	2019	2018	Change	% Change
Selling	$22,697	$20,060	$2,637	13%
General and administrative	20,473	20,686	(213)	-1%
Research, product development and regulatory	12,539	13,563	(1,024)	-8%
Freight, delivery and warehousing	14,453	14,109	344	2%
	$70,162	$68,418	$1,744	3%

•

Selling expenses increased by $2,637 to end at $22,697 for the six months ended June 30, 2019, as compared to the same period of 2018. The main driver was an increase in activities from the newly acquired businesses during 2018 and 2019 and by increased spending on advertising for our domestic market.

•

General and administrative expenses decreased by $213 to end at $20,473 for the six months ended June 30, 2019, as compared to the same period of 2018. The main drivers for the decrease are the decrease in legal activities of $1,000 associated with the Takings case, adjustments to estimates for deferred consideration in the amount of $2,888, as compared to $1,468 for the same period of the prior year and income of $500 from a breakup fee associated with a potential acquisition. These decreases were partially offset by the increase in costs associated with newly acquired products and businesses.

•

Research, product development costs and regulatory expenses decreased by $1,024 to end at $12,539 for the six months ended June 30, 2019, as compared to the same period of 2018. The main drivers were decreases in our product defense and product development costs.

•	Freight, delivery and warehousing costs for the six months ended June 30, 2019 were $14,453 or 6.8% of sales as compared to $14,109 or 6.6% of sales for the same period in 2018.

Interest costs net of capitalized interest were $3,537 in the first six months of 2019, as compared to $1,803 in the same period of 2018. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$160,782	$3,485	4.3%	$94,934	$1,577	3.3%
Amortization of deferred loan fees	—	103	—	—	117	—
Amortization of other deferred liabilities	—	—	—	—	154	—
Other interest (income) expense	—	59	—	—	(11)	—
Subtotal	160,782	3,647	4.5%	94,934	1,837	3.9%
Capitalized interest	—	(110)	—	—	(34)	—
Total	$160,782	$3,537	4.4%	$94,934	$1,803	3.8%

The Company’s average overall debt for the six months ended June 30, 2019 was $160,782, as compared to $94,934 for the six months ended June 30, 2018. During the period, we continued to focus on our usage of revolving debt, while funding working capital for the newly acquired products and businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 4.3% for the six months ended June 30, 2019, as compared to 3.3% in 2018.

Income tax expense was $2,584 for the six months ended June 30, 2019, as compared to $3,440 for the comparable period in 2018. The effective tax rate for the six months ended June 30, 2019 was 26.8%, as compared to 24.4% in the same period of the prior year. Our effective tax rate increased due to the Company’s mix of domestic and international business. Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the six months ended June 30, 2019 and 2018, the Company recognized losses of $60 and $75, respectively, on our investment in the Hong Kong joint venture which is a 50% owned equity investment. During the six months ended June 30, 2018, we recognized a loss of $443 on our investment in TyraTech. TyraTech became a wholly owned and consolidated subsidiary on November 9, 2018.

Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance. During the six months ended June 30, 2018, non-controlling interest amounted to a gain of $85. Envance became a wholly owned subsidiary on November 9, 2018.

Our overall net income for the six months ended June 30, 2019 was $7,012 or $0.24 per basic and diluted share, as compared to $10,254 or $0.35 per basic and $0.34 per diluted share in the same period of 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $32,086 in operating activities during the six months ended June 30, 2019, as compared to $3,804 provided by operating activities during the six months ended June 30, 2018.  Included in the $32,086 are net income of $7,012, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $11,379, stock based compensation of $2,995, revision of deferred compensation of $2,888, changes in deferred income taxes of $572 and losses from equity method investments of $60. The total provided net cash inflows of $18,431, as compared to $24,299 for the same period of 2018.

During the first six months of 2019, the Company increased working capital by $48,935, as compared to $19,172 during the same period of the prior year. Included in this change: inventories increased by $27,635, driven by our expanded business as we work through the annual industry cycle. Deferred revenue decreased by $19,438, as compared to $7,254 in the same period of 2018, driven by customer decisions regarding product demand, payment timing and our cash incentive programs. Our accounts payable balances decreased by $10,138 reflecting decisions to work down inventory as part of our integrated manufacturing plan and the impact of new business cycles associated with our distribution businesses. This compared with an increase of $11,309 in the same period of 2018. Accounts receivables decreased by $7,841 as compared to $5,297 in the same period of 2018, with the change driven primarily by a different mix of domestic crop sales (and associated timing and terms) following the purchases of new products in 2018.  Prepaid expenses increased by $1,844 and income tax receivable decreased by $4,480. Accrued programs increased by $11,823, as compared to $15,039 in the prior year. Finally, other payables and accrued expenses decreased by $6,719, as compared to $3,683 in the prior year, as a result of the incentive compensation accrual.

With regard to our program accrual, the change primarily reflects our mix of sales and customers in the first half of 2019, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first half of 2019, the Company made accruals for programs in the amount of $29,220 and made payments in the amount of $17,397. During the first half of 2018, the Company made accruals in the amount of $28,813 and made payments in the amount of $13,774. The increased payments in 2019 relate to the mix of products sold during the period and associated variations in payment cycles.

Cash used for investing activities was $31,518 for the six months ended June 30, 2019, as compared to $4,861 for the six months ended June 30, 2018. The Company spent $7,216 on capital expenditures primarily focused on continuing to invest in manufacturing infrastructure and $24,302 related to a business acquisition during 2019.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2019	December 31, 2018
Revolving line of credit	$165,200	$97,400
Deferred loan fees	(626)	(729)
Net long-term debt	$164,574	$96,671

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer.  The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022.  The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.   The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA, for the trailing twelve month period.  Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.50%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

At June 30, 2019, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $30,557. This compares to an available borrowing capacity of $137,047 as of June 30, 2018. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve-month period plus proforma basis arising from acquisitions, which have declined, (2) net borrowings, which have increased due to recent acquisitions and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

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

As of June 30, 2019, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2019, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel and completed production of documents. Over the past several months, government attorneys have interviewed eight individuals who may be knowledgeable of the matter. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Takings Case. On June 14, 2016, the Company filed a lawsuit against the United States Environmental Protection Agency (“USEPA”) in the U.S. Court of Federal Claims, entitled “American Vanguard Corporation v. USEPA” (Case No. 16-694C) under which the Company sought damages from USEPA on the ground that that agency’s issuance of a Stop Sale, Use and Removal Order against the PCNB product line in August 2010 amounts to a taking without just compensation under the Tucker Act. The court in this matter denied the government’s motion to dismiss for lack of jurisdiction and failure to state a claim which was brought in September 2016. Fact and expert discovery was completed, and both parties filed motions for summary judgment on the merits. In January 2019, the court denied the Company’s motion for summary judgment, while granting that of the government, finding that the Company’s PCNB business did not amount to a cognizable property interest in the context of the Tucker Act. In February 2019, the Company filed a motion for reconsideration on the ground that the court’s decision was based upon an erroneous understanding of the facts. In March 2019, the court denied the motion for reconsideration. The matter was subsequently dismissed without prejudice. The Company has elected not to appeal the trial court’s decision and expects that that court will dismiss the matter with prejudice. Accordingly, the Company did not record a gain or loss for the matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 12, 2019. In preparing this document, we have reviewed all the risk factors included in that document and have identified two areas that warrant disclosure in this filing.

Product liability judgments on glyphosate by domestic courts present a litigation risk to companies in this industry. – Over the past several months, multiple judgments have been rendered by domestic courts in product liability cases against Bayer/Monsanto in connection with injuries allegedly arising from exposure to the herbicide product, glyphosate. The basis was purported carcinogenicity based largely upon the findings of certain international organizations, in spite of significant scientific evidence to the contrary. While the Company has not sold glyphosate domestically, the theory of these results could put one or more of the Company’s products at risk. There is no guarantee that one or more product liability actions would not be brought against the Company on a similar basis. Further, adverse rulings in such actions could have a material adverse affect upon the Company’s financial performance in future reporting periods.

The trend of passing pesticide “ban-bills” in various states could put one or more of the Company’s products at risk.  – In certain states, including Maryland and New York, state and/or local legislatures have passed legislation banning the use of chlorpyrifos, in spite of valid registrations at USEPA and/or the equivalent state agency. While the Company does not sell chlorpyrifos products, there is no guarantee that one or more of its registered products would not be targeted in state or local legislation of this nature. Further, such legislation could have a material adverse effect upon the Company’s financial performance in future reporting periods.

Item 2.	Purchases of Equity Securities by the Issuer

The table below summarizes the number of shares of our common stock that were repurchased during the six months ended June 30, 2019 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 7, 2019	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: August 7, 2019	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer