Form 10-Q
period 2019-09-30
AMERICAN VANGUARD CORP
filed 2019-11-06
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,186,844 shares as of October 29, 2019.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$124,884	$111,780	$337,664	$322,934
Cost of sales	77,421	66,480	206,846	193,286
Gross profit	47,463	45,300	130,818	129,648
Operating expenses	40,677	33,635	110,839	102,011
Operating income	6,786	11,665	19,979	27,637
Interest expense, net	2,070	1,116	5,606	2,961
Income before provision for income taxes and loss on equity method investments	4,716	10,549	14,373	24,676
Income tax expense	1,474	3,526	4,059	6,966
Income before loss on equity method investments	3,242	7,023	10,314	17,710
Loss from equity method investments	89	533	149	1,051
Net income	3,153	6,490	10,165	16,659
Net loss attributable to non-controlling interest	—	35	—	120
Net income attributable to American Vanguard	$3,153	$6,525	$10,165	$16,779
Earnings per common share—basic	$.11	$.22	$.35	$.57
Earnings per common share—assuming dilution	$.11	$.22	$.34	$.56
Weighted average shares outstanding—basic	29,057	29,399	29,013	29,340
Weighted average shares outstanding—assuming dilution	29,650	30,209	29,591	30,146

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$3,153	$6,490	$10,165	$16,659
Comprehensive income:
Foreign currency translation adjustment	(1,080)	638	(2,192)	412
Comprehensive income	2,073	7,128	7,973	17,071
Net loss attributable to non-controlling interest	—	35	—	120
Comprehensive income attributable to American Vanguard	$2,073	$7,163	$7,973	$17,191

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$5,887	$6,168
Receivables:
Trade, net of allowance for doubtful accounts of $1,988 and $1,263, respectively	140,220	123,320
Other	13,783	10,709
Total receivables, net	154,003	134,029
Inventories, net	186,285	159,895
Prepaid expenses	10,731	10,096
Income tax receivable	88	—
Total current assets	356,994	310,188
Property, plant and equipment, net	55,330	49,252
Operating lease right-of-use assets	12,186	—
Intangible assets, net of amortization	196,542	186,583
Goodwill	38,435	25,790
Other assets	21,810	21,774
Total assets	$681,297	$593,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$1,305	$1,609
Accounts payable	67,188	66,535
Deferred revenue	368	20,043
Accrued program costs	57,512	37,349
Accrued expenses and other payables	11,912	15,962
Operating lease liabilities, current	4,889	—
Income taxes payable	—	4,030
Total current liabilities	143,174	145,528
Long-term debt, net of deferred loan fees	165,008	96,671
Other liabilities, excluding current installments	9,808	6,795
Operating lease liabilities, long-term	7,414	—
Deferred income tax liabilities	17,907	15,363
Total liabilities	343,311	264,357
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,235,938 shares at September 30, 2019 and 32,752,827 shares at December 31, 2018	3,325	3,276
Additional paid-in capital	88,257	83,177
Accumulated other comprehensive loss	(6,699)	(4,507)
Retained earnings	271,263	262,840
	356,146	344,786
Less treasury stock at cost, 3,061,040 shares at September 30, 2019 and 2,902,992 shares at December 31, 2018	(18,160)	(15,556)
Total stockholders’ equity	337,986	329,230
Total liabilities and stockholders' equity	$681,297	$593,587

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2019

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2018	32,752,827	$3,276	$83,177	$(4,507)	$262,840	2,902,992	$(15,556)	$329,230	$—	$329,230
Common stock issued under ESPP	22,441	2	336	—	—	—	—	338	—	338
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)	—	(580)
Foreign currency translation adjustment, net	—	—	—	(1,769)	—	—	—	(1,769)	—	(1,769)
Stock based compensation	—	—	1,485	—	—	—	—	1,485	—	1,485
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	419,295	42	(930)	—	—	—	—	(888)	—	(888)
Shares repurchased	—	—	—	—	—	158,048	(2,604)	(2,604)	—	(2,604)
Net income	—	—	—	—	3,906	—	—	3,906	—	3,906
Balance, March 31, 2019	33,194,563	3,320	84,068	(6,276)	266,166	3,061,040	(18,160)	329,118	—	329,118
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)	—	(580)
Foreign currency translation adjustment, net	—	—	—	657	—	—	—	657	—	657
Stock based compensation	—	—	1,510	—	—	—	—	1,510	—	1,510
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	9,628	1	36	—	—	—	—	37	—	37
Net income	—	—	—	—	3,106	—	—	3,106	—	3,106
Balance, June 30, 2019	33,204,191	3,321	85,614	(5,619)	268,692	3,061,040	(18,160)	333,848	—	333,848
Common stock issued under ESPP	24,788	3	375	—	—	—	—	378	—	378
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(582)	—	—	(582)	—	(582)
Foreign currency translation adjustment, net	—	—	—	(1,080)	—	—	—	(1,080)	—	(1,080)
Stock based compensation	—	—	2,164	—	—	—	—	2,164	—	2,164
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	6,959	1	104	—	—	—	—	105	—	105
Net income	—	—	—	—	3,153	—	—	3,153	—	3,153
Balance, September 30, 2019	33,235,938	$3,325	$88,257	$(6,699)	$271,263	3,061,040	$(18,160)	$337,986	$—	$337,986

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock			Non-
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total	Controlling Interest	Total
Balance, December 31, 2017	32,241,866	$3,225	$75,658	$(4,507)	$238,953	2,450,634	$(8,269)	$305,060	$254	$305,314
Adjustment to recognize new revenue recognition standard, net of tax	—	—	—	—	2,214	—	—	2,214	—	2,214
Adjustment to recognize new standard on taxes on foreign asset transfers	—	—	—	—	(180)	—	—	(180)	—	(180)
Common stock issued under ESPP	17,078	1	298	—	—	—	—	299	—	299
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)	—	(586)
Foreign currency translation adjustment, net	—	—	—	672	—	—	—	672	—	672
Stock based compensation	—	—	1,309	—	—	—	—	1,309	—	1,309
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	409,979	41	470	—	—	—	—	511	—	511
Net income	—	—	—	—	4,655	—	—	4,655	(50)	4,605
Balance, March 31, 2018	32,668,923	3,267	77,735	(3,835)	245,056	2,450,634	(8,269)	313,954	204	314,158
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(587)	—	—	(587)	—	(587)
Foreign currency translation adjustment, net	—	—	—	(898)	—	—	—	(898)	—	(898)
Stock based compensation	—	—	1,469	—	—	—	—	1,469	—	1,469
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	74,581	8	517	—	—	—	—	525	—	525
Net income	—	—	—	—	5,599	—	—	5,599	(35)	5,564
Balance, June 30, 2018	32,743,504	3,275	79,721	(4,733)	250,068	2,450,634	(8,269)	320,062	169	320,231
Stocks issued under ESPP	18,872	1	370	—	—	—	—	371	—	371
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(588)	—	—	(588)	—	(588)
Foreign currency translation adjustment, net	—	—	—	638	—	—	—	638	—	638
Stock based compensation	—	—	1,457	—	—	—	—	1,457	—	1,457
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(5,278)	—	25	—	—	—	—	25	—	25
Net income	—	—	—	—	$6,525	—	—	$6,525	$(35)	$6,490
Balance, September 30, 2018	32,757,098	$3,276	$81,573	$(4,095)	$256,005	2,450,634	$(8,269)	$328,490	$134	$328,624

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,165	$16,659
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	13,892	14,233
Amortization of other long term assets	3,174	3,630
Amortization of discounted liabilities	41	314
Provision for bad debts	728	540
Reassessment of deferred consideration	(3,539)	(5,437)
Stock-based compensation	5,159	4,235
Deferred income taxes	(459)	(34)
Loss from equity method investments	149	1,051
Changes in assets and liabilities associated with operations:
Increase in net receivables	(15,983)	(24,922)
Increase in inventories	(19,713)	(39,305)
Increase in prepaid expenses and other assets	(849)	(959)
Increase in net operating lease liability	117	—
(Decrease) increase in income tax receivable/payable, net	(4,477)	2,069
(Decrease) increase in accounts payable	(5,516)	5,711
Decrease in deferred revenue	(19,800)	(13,965)
Increase in accrued program costs	20,163	22,882
Decrease in other payables and accrued expenses	(4,936)	(1,792)
Net cash used in operating activities	(21,684)	(15,090)
Cash flows from investing activities:
Capital expenditures	(10,546)	(5,154)
Acquisition of business, product lines, and intangible assets	(31,836)	(1,634)
Net cash used in investing activities	(42,382)	(6,788)
Cash flows from financing activities:
Net borrowings under line of credit agreement	68,200	19,675
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(30)	1,731
Repurchase of common stock	(2,604)	—
Payment of cash dividends	(1,741)	(1,611)
Net cash provided by financing activities	63,825	19,795
Net decrease in cash and cash equivalents	(241)	(2,083)
Effect of exchange rate changes on cash and cash equivalents	(40)	114
Cash and cash equivalents at beginning of period	6,168	11,337
Cash and cash equivalents at end of period	$5,887	$9,368

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases are immaterial to the condensed consolidated financial statements. There were no lease transactions with related parties as of September 30, 2019.

The operating lease expense for the three and nine months ended September 30, 2019 was $1,387 and $4,145, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,343	$4,029
ROU assets obtained in exchange for new liabilities	$1,066	$3,119

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2019 were as follows:

Weighted-average remaining lease term (in years)	3.43
Weighted-average discount rate	3.69%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

September 30, 2019
Remainder of 2019	$1,352
2020	5,024
2021	3,243
2022	1,679
2023	697
Thereafter	1,179
Total lease payments	$13,174
Less: imputed interest	871
Total	$12,303

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$4,889
Operating lease liabilities, long term	$7,414

3.  Revenue Recognition—The Company recognizes revenue from the sale of its products, which include insecticides, herbicides, soil fumigants, fungicides and others, including growth regulators and distribution of third-party products. The Company sells its products to customers, which include distributors and retailers. In addition, the Company recognizes royalty income from the sale of intellectual property. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Crop:
Insecticides	$35,847	$31,048	$112,539	$115,702
Herbicides/soil fumigants/fungicides	46,772	41,882	115,510	113,144
Other, including plant growth regulators and distribution	22,887	22,424	60,730	52,269
	105,506	95,354	288,779	281,115
Non-crop, including distribution of third party products	19,378	16,426	48,885	41,819
Total net sales:	$124,884	$111,780	$337,664	$322,934
Net sales:
US	$73,988	$71,711	$200,055	$205,889
International	50,896	40,069	137,609	117,045
Total net sales:	$124,884	$111,780	$337,664	$322,934
Timing of revenue recognition:
Goods transferred at a point in time	$124,884	$111,675	$337,285	$322,266
Goods and services transferred over time	—	105	379	668
Total net sales:	$124,884	$111,780	$337,664	$322,934

Performance Obligations—A performance obligation is a promise in a contract or sales order to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s sales orders have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the sales orders. For sales orders with multiple performance obligations, the Company allocates the sales order’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. The Company’s performance obligations are satisfied either at a point in time or over time as work progresses.

At September 30, 2019, the Company had $368 of remaining performance obligations, which is comprised of services and goods not yet delivered. The Company expects to recognize all remaining performance obligations as revenue in fiscal 2019.

Contract Balances—The timing of revenue recognition, billings and cash collections may result in deferred revenue in the condensed consolidated balance sheets. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenue. These liabilities are reported on the condensed consolidated balance sheet at the end of each reporting period.

	September 30, 2019	December 31, 2018
Trade	$140,220	$123,320
Contract assets	3,435	3,000
Other receivables	10,348	7,709
Total receivables, net	$154,003	$134,029
Deferred revenue	368	20,043

Revenue recognized for the three and nine months ended September 30, 2019, that was included in the deferred revenue balance at the beginning of 2019 was $383 and $19,675 respectively.

4. Property, plant and equipment at September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
Land	$2,706	$2,548
Buildings and improvements	18,080	17,555
Machinery and equipment	111,859	109,064
Office furniture, fixtures and equipment	6,203	5,655
Automotive equipment	1,775	1,116
Construction in progress	7,984	2,513
Total gross value	148,607	138,451
Less accumulated depreciation	(93,277)	(89,199)
Total net value	$55,330	$49,252

The Company recognized depreciation expense related to property, plant and equipment of $1,571 and $2,020 for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, the Company eliminated from assets and accumulated depreciation $8 and $249, respectively, of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $4,796 and $6,166 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company eliminated from assets and accumulated depreciation $718 and $3,596, respectively, of fully depreciated assets.

5. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method. The components of inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished products	$173,167	$147,297
Raw materials	13,118	12,598
	$186,285	$159,895

6. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended September 30,
	2019	2018	Change	% Change
Net sales:
US crop	$55,952	$55,285	$667	1%
US non-crop	18,036	16,426	1,610	10%
US total	73,988	71,711	2,277	3%
International	50,896	40,069	10,827	27%
Net sales:	$124,884	$111,780	$13,104	12%
Gross profit:
US crop	$23,926	$27,106	$(3,180)	-12%
US non-crop	9,491	7,991	1,500	19%
US total	33,417	35,097	(1,680)	-5%
International	14,046	10,203	3,843	38%
Total gross profit:	$47,463	$45,300	$2,163	5%

Gross margin domestic	45%	49%
Gross margin international	28%	25%
Gross margin total	38%	41%

	For the nine months ended September 30,
	2019	2018	Change	% Change
Net sales:
US crop	$152,512	$166,397	$(13,885)	-8%
US non-crop	47,543	39,492	8,051	20%
US total	200,055	205,889	(5,834)	-3%
International	137,609	117,045	20,564	18%
Net sales:	$337,664	$322,934	$14,730	5%
Gross profit:
US crop	$66,140	$78,439	$(12,299)	-16%
US non-crop	24,363	19,843	4,520	23%
US total	90,503	98,282	(7,779)	-8%
International	40,315	31,366	8,949	29%
Total gross profit:	$130,818	$129,648	$1,170	1%

Gross margin domestic	45%	48%
Gross margin international	29%	27%
Gross margin total	39%	40%

7. Accrued Program Costs— Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season.  The Company describes these payments as “programs.” Programs are a critical part of doing business in both the US crop and non-crop markets. These discount programs represent variable consideration. Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with programs to determine what, if any, estimated program liability has been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each program. Following this assessment, management adjusts the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. The majority of the adjustments are made at, or close to, the end of the crop season, at which time customer performance can be more fully assessed. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes relating to prior period estimates were made during the three and nine months ended September 30, 2019 and 2018, respectively.

8. The Company has declared and/or paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
September 16, 2019	October 3, 2019	October 17, 2019	$0.020	$582
June 10, 2019	June 28, 2019	July 12, 2019	$0.020	$580
March 6, 2019	March 27, 2019	April 10, 2019	$0.020	$580
December 10, 2018	December 27, 2018	January 10, 2019	$0.020	$581

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to AVD	$3,153	$6,525	$10,165	$16,779
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,057	29,399	29,013	29,340
Dilutive effect of stock options and grants	593	810	578	806
	29,650	30,209	29,591	30,146

For the three and nine months ended September 30, 2019 and 2018, no stock options were excluded from the computation of diluted earnings per share.

10. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. The Company has no short-term debt as of September 30, 2019 and December 31, 2018. The revolving line of credit is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2019	December 31, 2018
Revolving line of credit	$165,600	$97,400
Deferred loan fees	(592)	(729)
Net long-term debt	$165,008	$96,671

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement (the “Credit Agreement”) with a group of commercial lenders led by Bank of the West (AMVAC’s primary bank) as agent, swing line lender and Letter of Credit (“L/C”) issuer. The Credit Agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022. The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1.   The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. Substantially all the Company’s assets are pledged as collateral for the revolving line of credit.

At September 30, 2019, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $30,435. This compares to an available borrowing capacity of $105,111 as of September 30, 2018. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for the trailing twelve month period, which has declined, (2) net borrowings, which have increased due to recent acquisitions and to expansion of working capital needs for our growing international business, and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

11. Reclassification—Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2019 presentation.

12. Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and nine-month periods ended September 30, 2019 and 2018, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average period for the three and nine months ended September 30, 2019 and 2018.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2019
Restricted Stock	$1,082	$2,751	$6,849	2.0
Unrestricted Stock	105	300	280	0.7
Performance Based Restricted Stock	977	2,108	3,320	2.0
Total	$2,164	$5,159	$10,449
September 30, 2018
Restricted Stock	$870	$2,427	$5,949	2.0
Unrestricted Stock	96	289	257	0.7
Performance Based Restricted Stock	491	1,519	2,814	2.0
Total	$1,457	$4,235	$9,020

Stock Options—During the three and nine-months ended September 30, 2019, the Company did not grant any employees options to acquire shares of common stock.

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2018	384,064	$9.10	$9.10
Options exercised	(14,677)	9.18	—
Balance outstanding, March 31, 2019	369,387	9.10	9.10
Options exercised	(4,313)	8.71	—
Balance outstanding, June 30, 2019	365,074	9.10	9.10
Options exercised	(15,800)	7.55	—
Balance outstanding, September 30, 2019	349,274	$9.17	$9.17

Information relating to stock options at September 30, 2019, summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Incentive Stock Option Plan:
$7.50	202,445	14	$7.50	202,445	$7.50
$11.32—$14.49	146,829	61	11.48	146,829	11.48
	349,274		$9.17	349,274	$9.17

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of September 30, 2019, were as follows:

As of September 30, 2019	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	349,274	$9.17	33	$2,279
Exercisable	349,274	$9.17	33	$2,279

Common stock grants — A summary of non-vested shares as of, and for, the three and nine-months ended September 30, 2019 and 2018 is presented below:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	587,210	$17.59	391,753	$15.61
Granted	297,679	17.34	254,972	19.97
Vested	(105,582)	15.21	(8,800)	12.07
Forfeited	(6,589)	17.69	(5,265)	16.51
Nonvested shares at March 31st	772,718	17.77	632,660	17.41
Granted	40,522	13.34	22,308	23.66
Vested	(32,771)	13.35	(20,313)	22.82
Forfeited	(21,184)	17.77	(6,424)	17.25
Nonvested shares at June 30th	759,285	17.72	628,231	17.40
Granted	—	—	—	—
Vested	(3,685)	17.84	(17,591)	13.51
Forfeited	(8,595)	17.89	(13,659)	17.35
Nonvested shares at September 30th	747,005	$17.72	596,981	$17.51

Common stock grants — During the nine-months ended September 30, 2019, the Company issued a total of 338,201 shares of common stock to employees and directors of which 31,771 shares vested immediately, 9,000 shares will vest between a range of 95 days to 1,115 days, 6,751 shares will vest in three equal tranches on the employee’s anniversary, and the remaining shares will cliff vest after three years of service. The shares granted in 2019 were average fair valued at $16.86 per share. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of restricted shares over the required service period.

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

During the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation related to restricted shares of $1,082 and $870, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation related to restricted shares of $2,751 and $2,427 respectively.

As of September 30, 2019, the Company had approximately $6,849 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Based Shares—A summary of non-vested performance-based shares as of, and for, the nine months ended September 30, 2019 and 2018, respectively is presented below:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	287,077	$16.87	186,057	$14.93
Granted	137,557	16.96	122,446	18.79
Additional granted based on performance achievement	41,568	12.88	—	—
Vested	(90,872)	14.73	(14,625)	11.01
Forfeited	(3,543)	15.98	(1,765)	15.40
Nonvested shares at March 31st	371,787	16.99	292,113	16.74
Granted	—	—	3,850	22.69
Forfeited	(14,022)	17.11	(2,179)	17.67
Nonvested shares at June 30th	357,765	16.99	293,784	16.81
Additional granted based on performance achievement	800	17.50	4,036	13.53
Vested	(1,700)	17.28	(8,232)	13.47
Forfeited	(100)	13.70	(1,870)	15.67
Nonvested shares at September 30th	356,765	$16.99	287,718	$16.87

Performance-Based Shares — During the nine months ended September 30, 2019, the Company issued a total of 137,557 performance based shares to employees. The shares granted during the first nine months of 2019 have a weighted average fair value of $16.96.  The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of the performance-based shares over the required service period from grant date. The shares will cliff vest on March 28, 2022 with a measurement period commencing January 1, 2019 and ending December 31, 2021. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2018 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

As of September 30, 2019, the Company has concluded that the performance measure based on EBIT and net sales for the performance based shares granted in 2016 and 2017, when compared to the peer group, were both met at 200% of targeted performance and all related additional expenses were recorded as of September 30, 2019. The performance shares based on market price was met at 125% and 100%, respectively, however, the market condition is reflected in the grant date fair value valuation and no additional expenses were recognized as of September 30, 2019. As a result, 42,368 additional shares were earned since the Company achieved performance targets when compared to the peer group.

During the nine months ended September 30, 2018, the Company issued a total of 130,332 performance-based shares to employees. The shares granted during the first nine months of 2018 have a weighted average fair value of $18.74. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company will recognize as expense the value of the performance-based shares over the required service period from grant date. The shares will cliff vest on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

As of September 30, 2019, performance-based shares related to EBIT and net sales have an average fair value of $17.34 per share. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The performance-based shares related to the Company’s stock price have an average fair value of $15.46 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

During the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation related to performance-based shares of $977 and $491, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation related to performance based shares of $2,108 and $1,519, respectively.

As of September 30, 2019, the Company had approximately $3,320 of unamortized stock-based compensation expense related to unvested performance-based shares. This amount will be recognized over the weighted-average period of 2.0 years. This projected expense will change if any performance-based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the nine months ended September 30, 2019 and 2018, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2018	140,411	$11.49	$11.49
Options exercised	(5,735)	11.49	11.49
Balance outstanding, March 31, 2019, June 30, 2019 and September 30, 2019	134,676	$11.49	$11.49

Information relating to performance stock options at September 30, 2019 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	134,676	63	$11.49	134,676	$11.49

The weighted average exercise prices for options granted and exercisable and the weighted average remaining contractual life for performance stock options outstanding as of September 30, 2019 are as follows:

As of September 30, 2019	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	134,676	$11.49	63	$567
Exercisable	134,676	$11.49	63	$567

14. Legal Proceedings— In accordance with US GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. These liabilities include those relating to threatened or pending litigation and government proceedings. To the extent that any such litigation or proceeding is material to the Company or its property, such matter (including any loss contingency associated therewith) is reported as per Item 103 of Regulation S-K in Item 1 of Part II of this Form 10Q.

15. Recently Issued Accounting Guidance:

Accounting standards adopted in 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 and subsequent amendments, collectively known as ASC 842, Leases. ASC 842 requires recognition of operating leases as lease assets and liabilities on the balance sheet and requires the disclosure of key information about leasing arrangements. The Company elected to adopt ASC 842 by applying the modified transition method and, in addition, elected to use the effective date of January 1, 2019 as the initial date of application. We elected to apply all relevant practical expedients permitted under the transition guidance within the new lease standard with the exception of the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected an accounting policy to keep leases with an initial term of 12 months or less off the balance sheet and to recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. We also elected the practical expedient to not separate lease and non-lease components for all our leases, except for warehouse leases.

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

Accounting standards not yet adopted:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company will adopt ASU 2016-13 effective January 1, 2020 with the cumulative effect of adoption recorded as an adjustment to retained earnings and is in the process of determining the impact on its operating results.

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

As of September 30, 2019, the Company reassessed the fair value of the deferred consideration balances relating to the 2017 AgriCenter and OHP acquisitions, which resulted in a combined reduction of the deferred consideration balances in the amount of $651 and $3,539 for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recognized $3,969 and $5,437, respectively, as reductions in deferred consideration balances related to the acquisitions. These amounts are reflected as reductions to the general and administrative expenses within operating expenses in the condensed consolidated statements of operations. With regard to the acquisitions of Defensive and Agrovant in Brazil (completed in January 2019), the Company made payments in the amount of $30 and $838 during the three months and nine months ended September 30, 2019, respectively. In addition, the Company recorded accretion and foreign exchange adjustments resulting in a reduction of $92 and $167 of the deferred consideration balance during the three months and nine months ended September 30, 2019, respectively. There was no fair value adjustment made to deferred consideration relating to Defensive and Agrovant acquisitions.

The total deferred consideration reflected in the condensed consolidated balance sheets as of September 30, 2019 and 2018 was $1,400 and $4,398, respectively.

17. Accumulated Other Comprehensive Loss (“AOCI”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2018	$(4,507)
FX translation	(1,769)
Balance, March 31, 2019	(6,276)
FX translation	657
Balance, June 30, 2019	(5,619)
FX translation	(1,080)
Balance, September 30, 2019	$(6,699)

18. Investments — The Company utilized the equity method of accounting with respect to its investment in TyraTech Inc. (“TyraTech”), a Delaware corporation that specializes in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, until the Company acquired all of TyraTech’s remaining outstanding shares as of November 8, 2018. The Company recognized losses of $352 and $795 on its equity method investment for the three and nine months ended September 30, 2018. The Company’s ownership position in TyraTech was approximately 34% prior to the November 8, 2018 acquisition.

On June 27, 2017, each of Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of September 30, 2019, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center.  For the three and nine months ended September 30, 2019, the Company recognized losses of $89 and $149, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. For the three months and nine months ended September 30, 2018, the Company recognized losses of $181 and $256, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2019, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no observable price changes in the three and nine months ended September 30, 2019. There was no impairment on the investment as of September 30, 2019. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

19. Income Taxes – Income tax expense decreased by $2,052 to end at an expense of $1,474 for the three months ended September 30, 2019, as compared to $3,526 for the comparable period in 2018. The tax charge for the quarter ended September 30, 2018 included a one-time adjustment in the amount of $1,089 related to the transition tax element of the Tax Cuts and Jobs Act that was signed into law in December 2017.

The effective tax rate for the quarter was 31.3%, as compared to 33.4% in the same period of the prior year. The tax rate for the quarter ended September 30, 2018 included the adjustment of $1,089 and, if excluded, the effective tax rate would have been 23.1%. Income tax expense was $4,059 for the nine months ended September 30, 2019, as compared to $6,966 for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 28.2%. As with the quarter ended September 30, 2018, the nine month period is impacted by the transition tax adjustment of $1,089. Excluding that one-time charge, the Company’s tax rate would have been 23.8% for the nine months ended September 30, 2018. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

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

21. Business and Asset Acquisitions – On January 10, 2019, the Company completed the acquisition of all of the outstanding shares of stock of two affiliated businesses, Defensive and Agrovant, which are located in Jaboticabal in the state of Sao Paul, Brazil. At closing the Company paid cash consideration of $20,679, which was net of cash acquired of $981, deferred consideration of $2,659 including contingent consideration dependent on certain financial results for 2019, and liabilities assumed of $17,083, including liabilities of $10,112 related to income tax matters. These companies were founded in 2000 and are suppliers of crop protection products and micronutrients with focus on the fruit and vegetable market segments. The acquisition was accounted for as a business combination and the total value of $40,424 has been preliminarily allocated as follows: product registrations and product rights $9,449, trade name $1,733, customer relationships $3,114, goodwill $14,268, working capital $8,072, fixed assets $404 and indemnification assets $3,384. The operating results of the acquired businesses are included in our condensed consolidated statement of operations from the date of acquisition.

On July 1, 2019, the Company completed a product acquisition for cash consideration in the amount of $7,293 and the assumption of a liability in the amount of $300, which was recorded at cost consisting of intangibles assets and inventory.

The Company paid E.I. DuPont et Nemours additional cash consideration in the amount of $3,564 related to one product line acquisition made at the end of 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports filed with the US Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A, Risk factors and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as well as in the Company’s Form 10-Q for the period ended September 30, 2019.

MANAGEMENT OVERVIEW

The Company’s top line showed growth during the third quarter of 2019, led by our international businesses, which recorded a 27% increase in net sales, a 36% increase in gross profit and improved profit margins. During the period, the domestic business generated a 3% increase in net sales, while posting a 5% decrease in gross profit and a decline in gross margin percentage. Our international business continued to grow as a percent of the global enterprise, accounting for 41% of total net sales during the quarter, which is up from 36% in 2018. Improved performance in Central America, Mexico and Brazil (as a result of businesses acquired earlier in 2019) led our international growth. By contrast, expansion of our domestic business was largely constrained by the effects of severe weather. The wet and cold conditions of the 2019 planting season served to reduce demand for both fumigants and burn-down herbicides post-plant, while record-setting heat in the southern US during the third quarter reduced demand for our cotton defoliant, Folex.

In spite of overall growth, the Company’s profitability declined during the three months ended September 30, 2019. This was due primarily to the following factors. First, quarterly gross margins dropped from 41% to 38%, arising largely from both comparatively higher sales of lower-margin international products and lower factory utilization during the period, as the Company endeavored to limit production reflecting weather related comparatively softer demand for certain product lines, in order to overall inventory levels. Second, operating expenses for the period rose by 21% primarily due to operating expenses and amortization costs for new businesses, increased selling expenses (from marketing and promotional efforts in our domestic markets) and a comparatively higher benefit for the reassessment of deferred purchase price consideration in the third quarter of 2018. Third, the Company incurred higher interest expense during the period, due to higher average indebtedness arising from product acquisitions that occurred since the comparable period in 2018. These factors, taken together, yielded a decrease in net income attributable to American Vanguard for the quarter.

Quarterly net sales were up over 12% ($124,884 vs. $111,780), and gross profit rose approximately 5% ($47,463 vs. $45,300). Gross margin declined to 38% from 41% of net sales, while operating expenses rose by approximately 21% ($40,677 vs. $33,635), increasing as a percent of net sales from 30% to 33%. Net income attributable to American Vanguard was down 52% ($3,153 vs. $6,525).

The Company’s overview of sales and gross margin performance for the three months ended September 30, 2019 and 2018 is as follows:

	For the three months ended September 30,
	2019	2018	Change	% Change
Net sales:
US crop	$55,952	$55,285	$667	1%
US non-crop	18,036	16,426	1,610	10%
US total	73,988	71,711	2,277	3%
International	50,896	40,069	10,827	27%
Net sales:	$124,884	$111,780	$13,104	12%
Gross profit:
US crop	$23,926	$27,106	$(3,180)	-12%
US non-crop	9,491	7,991	1,500	19%
US total	33,417	35,097	(1,680)	-5%
International	14,046	10,203	3,843	38%
Total gross profit:	$47,463	$45,300	$2,163	5%

Gross margin domestic	45%	49%
Gross margin international	28%	25%
Gross margin total	38%	41%

Our domestic business grew slightly during the third quarter of 2019 with sales up 3% versus those of the same period in 2018. Within quarterly domestic sales, our US Crop business recorded 1% higher sales, while our US non-crop business grew its top line by 10% quarter over quarter. Growth of the US Crop business was primarily limited by record heat and dryness in the Southern region, which reduced the need for Folex. By contrast, within the US non-crop business, hurricane and storm activity spurred increased sales of our mosquito products.

Within our US Crop business, sales performance was mixed. We experienced strong demand for Aztec corn soil insecticide, Counter nematicide and Bidrin foliar cotton insecticide. Demand was also up for herbicides, Dacthal, which is used on high-value vegetable crops, and Parazone products, which are used for burn down applications. Our soil fumigant business was flat, in spite of wet late season weather in parts of the country, while our fungicide business benefitted from stronger demand for our Equus® and PCNB products. The most significant negative factor in the US Crop business during the quarter was, as mentioned above, the record-setting, extreme heat and dryness which affected demand for our Folex®, sales of which decreased approximately $10,000 in the period.

Net sales of our US non-crop business increased about 10% to $18,036 from $16,426, quarter-over-quarter. This result was due largely to increased sales of our aerially-applied mosquito adulticide, Dibrom®, as applicators restocked to address persistent wet weather conditions in the US and to prepare for potential hurricane activity later in 2019.

Net sales of our international businesses were up 27% during the period ($50,896 vs. $40,069). A significant part of this increase was due to the addition of sales from our newly acquired Brazilian and Australian subsidiaries, and the addition of our Assure II herbicide products that were acquired in December 2018. We experienced improved sales performance from AgriCenter in Central America, despite some temporary usage declines in bananas, pineapples and citrus resulting from drought, and seasonal crop rotation in bananas that reduced nematicide applications in 2019 (that are expected to increase in 2020). Elsewhere in the international business, we posted decreased sales of Mocap insecticide (in light of the phase-out of that product in the EU associated with non-renewal of its registration) and bromacil herbicides (due to continuing supply shortages) during this period. Both Nemacur and Thimet posted small sales declines outside of the US, primarily as the result of various weather-related issues. A more detailed explanation of net sales, markets and factors affecting profitability appears below.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2019 and 2018:

	2019	2018	Change	% Change
Net sales:
Insecticides	$35,847	$31,048	$4,799	15%
Herbicides/soil fumigants/fungicides	46,772	41,882	4,890	12%
Other, including plant growth regulators	22,887	22,424	463	2%
Total crop	105,506	95,354	10,152	11%
Non-crop	19,378	16,426	2,952	18%
Total net sales	$124,884	$111,780	$13,104	12%
Cost of sales:
Insecticides	$23,071	$20,940	$2,131	10%
Herbicides/soil fumigants/fungicides	29,414	24,814	4,600	19%
Other, including plant growth regulators	15,648	12,291	3,357	27%
Total crop	68,133	58,045	10,088	17%
Non-crop	9,288	8,435	853	10%
Total cost of sales	$77,421	$66,480	$10,941	16%
Gross profit:
Insecticides	$12,776	$10,108	$2,668	26%
Herbicides/soil fumigants/fungicides	17,358	17,068	290	2%
Other, including plant growth regulators	7,239	10,133	(2,894)	-29%
Gross profit crop	37,373	37,309	64	0%
Gross profit non-crop	10,090	7,991	2,099	26%
Total gross profit	$47,463	$45,300	$2,163	5%
Gross margin crop	35%	39%
Gross margin non-crop	52%	49%
Total gross margin	38%	41%

	2019	2018	Change	% Change
Net sales:
US	$73,988	$71,711	$2,277	3%
International	50,896	40,069	10,827	27%
Net sales:	$124,884	$111,780	$13,104	12%

For the three months ended September 30, 2019, within our global crop business, net sales of our insecticides group were up approximately 15% to end at $35,847, as compared to $31,048 during the third quarter of 2018. Within this category, net sales of our granular insecticides were up approximately 8% due to strong demand for Aztec (corn soil insecticide), Counter (nematode control in corn and sugar beets), and Bidrin (a foliar insecticide for cotton), offset by modest declines in Thimet (for domestic sugarcane) and both Mocap and Nemacur (largely in our international markets).

Within the group of herbicides/fungicides/fumigants used in global crop applications, net sales for the third quarter of 2019 increased by approximately 12% to $46,772 from $41,882 in the comparable period of 2018. Net sales of our herbicide products increased approximately 18%, with sales of our Dacthal® herbicide (that is used on a wide variety of high-valued vegetable crops) relatively flat, our Paraquat burn-down product sales increased, and we also enjoyed incremental sales as a result of three newly acquired Raymat products, which were partially offset by lower sales of our bromacil products due to a supply shortage. In global fungicides, we posted significantly higher sales of Equus despite abnormally high in-channel supply, as a result of pre-tariff importation of large quantities by many competitive sellers. Global soil fumigant sales were relatively flat in the quarter.

Within the group of other products (which includes distribution of certain third party products in Central and South America, plant growth regulators, molluscicides and tolling activity), net sales increased 2%, to $22,887, as compared to $22,424 in the third quarter of 2018. Quarterly sales were impacted by substantially reduced demand for our Folex® cotton defoliant due to natural defoliation that occurred as a result of extremely hot and dry weather in the Southeast and Mid-south regions of the United States. However, this decline was more than offset by the positive incremental sales added to this category by our Defensive and Agrovant distribution businesses in Brazil, our new Australia business and quarter-over-quarter gains in our Central American AgriCenter subsidiary.

Our global non-crop sales ended the third quarter of 2019 up 18% at $19,378, as compared to $16,426, for the same period of the prior year. This result was driven by a strong increase in quarterly sales of our aerially-applied Dibrom mosquito adulticide.

Our cost of sales for the third quarter of 2019 was $77,421 or 62% of sales. This compared to $66,480 or 59% of sales for the same period of 2018. The increase in cost of sales as a percentage of net sales in 2019 was driven by a reduction in factory output as we balanced softer weather driven demand for some products with the drive to reduce inventories during 2019. Furthermore, cost of goods was affected by a change in product mix, including the effect of acquired products and distribution businesses, which drive high sales at comparatively lower margins than our pre-existing business.

Gross profit for the third quarter of 2019 increased by $2,163, or 5%, to end at $47,463, as compared to $45,300 for the third quarter of 2018. Gross margin percentage ended at 38% in the three months ended September 30, 2019, as compared to 41% in the same period of the prior year. As previously noted, the change in performance is largely driven by decisions made to manage factory output and inventory levels and the significant growth of our international businesses including those acquired in late 2018 and early in 2019.

As discussed below in detail by department, operating expenses increased by $7,042 (or 21%) to $40,677 for the three months ended September 30, 2019, as compared to the same period in 2018. The differences in operating expenses by department are as follows:

	2019	2018	Change	% Change
Selling	$11,961	$9,637	$2,324	24%
General and administrative	13,406	8,686	4,720	54%
Research, product development and regulatory	5,417	5,895	(478)	-8%
Freight, delivery and warehousing	9,893	9,417	476	5%
	$40,677	$33,635	$7,042	21%

•

Selling expenses increased by $2,324 to end at $11,961 for the three months ended September 30, 2019, as compared to the same period of 2018. The main drivers were increased promotional expenses directed at domestic markets and the addition of costs associated with the newly acquired products and distribution businesses.

•

General and administrative expenses increased by $4,720 to end at $13,406 for the three months ended September 30, 2019, as compared to the same period of 2018. The increase was driven primarily by the quarterly reassessment of fair value associated with the reduction of deferred consideration for newly acquired businesses in the amount of $651, as compared to $3,969 in prior year and the increase in activities of businesses acquired at the end of 2018 and the beginning of 2019. These increases were partially offset by a decrease in legal costs of approximately $650.

•

Research, product development costs and regulatory expenses decreased by $478 to end at $5,417 for the three months ended September 30, 2019, as compared to the same period of 2018. The decrease relates largely to the timing of regulatory studies necessary to defend our portfolio of products.

•

Freight, delivery and warehousing costs for the three months ended September 30, 2019 were $9,893 or 8.8% of sales as compared to $9,417 or 8.4% of sales for the same period in 2018. As a percentage of sales, freight costs have remained flat, as compared to prior year.

Interest costs net of capitalized interest, were $2,070 in the three months ended September 30, 2019, as compared to $1,116 in the same period of 2018. Average indebtedness and interest costs are summarized in the following table:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$178,886	$2,045	4.6%	$80,001	$822	4.1%
Amortization of deferred loan fees	—	58	—	—	60	—
Amortization of other deferred liabilities	—	41	—	—	107	—
Other interest (income) expense	—	32	—	—	146	—
Subtotal	178,886	2,176	4.9%	80,001	1,135	5.7%
Capitalized interest	—	(106)	—	—	(19)	—
Total	$178,886	$2,070	4.6%	$80,001	$1,116	5.6%

The Company’s average overall debt for the three months ended September 30, 2019 was $178,886, as compared to $80,001 for the three months ended September 30, 2018. This increase arose primarily from borrowing activity required to fund acquisitions completed during the fall of 2018 and year to date in 2019. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 4.6% for the three months ended September 30, 2019, as compared to 5.6% in 2018.

Income tax expense decreased by $2,052 to end at an expense of $1,474 for the three months ended September 30, 2019, as compared to $3,526 for the comparable period in 2018. The effective tax rate for the quarter was 31.3%, as compared to 33.4% in the same period of the prior year. Our effective tax rate for 2018 included a one-time adjustment related to the implementation of the 2017 transition tax in the amount of $1,089. Excluding this one-time expense, the underlying effective tax rate for the quarter was 23.1%.  The increase in effective tax rate is primarily driven by the mix of our domestic and international income.  Furthermore, the effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended September 30, 2019 and 2018, we recognized losses of $89 and $181, respectively, on our investment in the Hong Kong joint venture, which is a 50% owned equity investment. Furthermore, during the three months ended September 30, 2018, we recognized a loss of $352 on our investment in TyraTech, which became a wholly owned and consolidated subsidiary on November 9, 2018.

Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance. During the three months ended September 30, 2018, a loss of $35 was attributed to non-controlling interest. Envance became a wholly owned subsidiary on November 9, 2018.

Our net income for the three months ended September 30, 2019 was $3,153 or $0.11 per basic and diluted share, as compared to $6,525 or $0.22 per basic and diluted share in the same period of 2018.

Nine Months Ended September 30 2019 and 2018:

Broadly speaking, the Company’s financial performance for the nine-month period ended September 30, 2019 was characterized by modest growth, on an overall basis, and reduced profitability, as compared to the same period in 2018. Net sales increased by 5%, due entirely to the expansion of our international business, which showed an 18% increase in net sales and a 29% increase in gross profit, partially offset by a decline in the US business, which recorded a 3% decrease in net sales and an 8% decrease in gross profit. Further, for the first nine months of 2019, international sales constituted 41% of overall sales, up from 36% for the same period in 2018. Growth in Central America, Brazil, and in Canada, where we sell our recently acquired Assure II fungicide, set the pace for international growth during the period. Domestically, sales were constrained by wet and cold conditions throughout the US during the first and second quarters; these conditions reduced demand not only during the planting season, but also in the aftermath, at which time soil fumigant and burn-down herbicide use was limited. In addition, exceptional heat and dryness during the third quarter reduced the need for our cotton defoliant, Folex in the Southern region.

Gross margin decreased by 1% during the first nine months of 2019 as a result of the strong growth of our international sales, which are generally at lower margins when compared to our US business, and by decisions taken to hold down factory output in order to drive down inventory levels during 2019. Operating expenses during the nine-month period increased primarily as a result of the addition of products and businesses acquired in late 2018 and year to date in 2019, including reductions to deferred liabilities for purchase consideration which were lower in 2019, as compared to 2018. Further, we recorded higher interest expense arising from borrowings due largely to acquisition activity in 2018 and 2019. These factors, together, resulted in a decrease in net income for the first nine months of the year. A more detailed explanation of net sales, markets and factors affecting profitability appears below.

The Company’s overall operating results for the first nine months of 2019 were mixed, as compared to those of the same period of 2018. Net sales for the first nine months of 2019 were up 5% ($337,664 vs. $322,934), gross profit was essentially flat ($130,818 vs. $129,648), and gross margin declined to 39% from 40% of net sales. Operating expenses rose by approximately 9% ($110,839 vs. $102,011) and increased as a percent of net sales to 33% from 32%. Net income attributable to American Vanguard was down 39% ($10,165 vs. $16,779).

The Company’s overview of sales and gross margin performance for the nine months ended September 30, 2019 and 2018 is as follows:

	For the nine months ended September 30,
	2019	2018	Change	% Change
Net sales:
US crop	$152,512	$166,397	$(13,885)	-8%
US non-crop	47,543	39,492	8,051	20%
US total	200,055	205,889	(5,834)	-3%
International	137,609	117,045	20,564	18%
Net sales:	$337,664	$322,934	$14,730	5%
Gross profit:
US crop	$66,140	$78,439	$(12,299)	-16%
US non-crop	24,363	19,843	4,520	23%
US total	90,503	98,282	(7,779)	-8%
International	40,315	31,366	8,949	29%
Total gross profit:	$130,818	$129,648	$1,170	1%

Gross margin domestic	45%	48%
Gross margin international	29%	27%
Gross margin total	39%	40%

Our US crop business recorded net sales that were about 8% below those of the first nine months of 2018 ($152,512 vs. $166,397). Insecticides sales were down period-over-period with strong demand for our Aztec (corn insecticide), Counter (nematicide) and Bidrin cotton products offset by decreased sales of Thimet, largely attributable to unfavorable weather conditions in the Midwest and Southeast regions of the United States. With respect to herbicides, Dacthal sales improved, while Impact was stable period-over-period.  Further, Parazone sales were down due to persistent wet weather in several key markets and higher than normal competitor inventory. Soil fumigant sales were down slightly in the first nine months this year due to wet weather in critical geographic regions that inhibited application of this liquid product. Fungicide sales were down due to an oversupply of Chinese-produced chlorothalonil arising from expedited purchases made by companies within our sector in order to minimize tariffs. Among growth regulators, we experienced a significant drop in demand for our Folex cotton harvest defoliant attributable to the natural defoliation that occurred in the southern United States, as the result of extreme hot and dry weather.

Net sales of our domestic non-crop business increased about 20% to $47,543 from $39,492, during the first nine months of 2019. This result was due largely to continued strong demand for our Dibrom® mosquito control adulticide (as applicators restocked this premium product), increased demand for our pest strips and from our Envance Technologies business.

Net sales of our international businesses were up approximately 18% during the period ($137,609 vs. $117,045). A significant part of this increase was due to the addition of sales from our newly acquired Brazilian subsidiaries, Defensive and Agrovant, our Australian acquisition, and the addition of our Assure II herbicide products that were acquired in December 2018. Additionally, we experienced improved sales performance from AgriCenter in Central America, with higher granular soil insecticide sales, steady demand for fungicides and miscellaneous products, and somewhat lower foliar insecticide sales. Elsewhere in the international sector, we posted reduced sales of our insecticides Mocap, Nemacur, Counter and Thimet, while bromacil sales were up slightly. A more detailed explanation of net sales, markets and factors affecting profitability appears below.

Nine Months Ended September 30, 2019 and 2018:

	2019	2018	Change	% Change
Net sales:
Insecticides	$112,539	$115,702	$(3,163)	-3%
Herbicides/soil fumigants/fungicides	115,510	113,144	2,366	2%
Other, including plant growth regulators	60,730	52,269	8,461	16%
Total crop	288,779	281,115	7,664	3%
Non-crop	48,885	41,819	7,066	17%
Total net sales	$337,664	$322,934	$14,730	5%
Cost of sales:
Insecticides	$68,401	$73,441	$(5,040)	-7%
Herbicides/soil fumigants/fungicides	72,478	66,990	5,488	8%
Other, including plant growth regulators	42,044	31,459	10,585	34%
Total crop	182,923	171,890	11,033	6%
Non-crop	23,923	21,396	2,527	12%
Total cost of sales	$206,846	$193,286	$13,560	7%
Gross profit:
Insecticides	$44,138	$42,261	$1,877	4%
Herbicides/soil fumigants/fungicides	43,032	46,154	(3,122)	-7%
Other, including plant growth regulators	18,686	20,810	(2,124)	-10%
Gross profit crop	105,856	109,225	(3,369)	-3%
Gross profit non-crop	24,962	20,423	4,539	22%
Total gross profit	$130,818	$129,648	$1,170	1%
Gross margin crop	37%	39%
Gross margin non-crop	51%	49%
Total gross margin	39%	40%

	2019	2018	Change	% Change
Net sales:
US	$200,055	$205,889	$(5,834)	-3%
International	137,609	117,045	20,564	18%
Total net sales	$337,664	$322,934	$14,730	5%

Across our global crop business, net sales of our insecticides group declined approximately 3% to end at $112,539, as compared to $115,702 during the nine months ended September 30, 2018. Within this category, net sales of our non-granular insecticides were driven by our cotton insecticide Bidrin®, which posted approximately a 50% sales gain due to increased cotton acres in 2019, as compared to the prior year. This increase more than offset sales declines of Abamectin resulting from regional weather issues and bifenthrin resulting from generic competitive pressures. Despite a 36% increase in net sales of our Aztec corn soil insecticide, granular soil insecticides were down about 9% due to lower Thimet sales in peanuts, lower sales of Counter in sugar beets, and lower sales internationally for Mocap and Nemacur, in part due to regulatory application limitations.

Within the group of herbicides/fungicides/fumigants used in global crop applications, net sales for the nine months ended September 30, 2019 increased by approximately 2% to $115,510 from $113,144, in the comparable period of 2018. While our Impact and Dacthal products continued to deliver strong and stable results, we experienced reduced sales of our chlorothalonil fungicide Equus due to abnormally high supply (from expedited, pre-tariff importation of large quantities by many sellers) and pricing pressure in the face of seasonally normal demand. Additionally, wet weather inhibited the application of our Parazone burn-down herbicide and Metam soil fumigants. Offsetting these declines were the addition of the Assure II herbicide acquired at the end of 2018 and a significant period-over-period increase in our bromacil herbicides; both of these factors impacted our international business performance for the period.

Within the group of other products (which includes distribution of certain third party products particularly in Central and South America, plant growth regulators, molluscicides and tolling activity), net sales were $60,730, up approximately 16%, as compared to $52,269 in the first nine months of 2018. This result benefitted from the inclusion of the Brazilian and Australian businesses, increased sales in the AgriCenter business and improved sales of our growth regulator NAA. These items were partially offset by significantly lower sales of our Folex® cotton defoliant resulting from extreme hot and dry weather in the southern United States during the cotton harvest season.

Our non-crop sales ended the first nine months of 2019 with net sales of $48,885 up 17%, as compared to $41,819 for the same period of the prior year. This category benefitted from continued strong sales of our aerially-applied mosquito adulticide Dibrom, commercial pest control products including pest strips, and our pharmaceutical products.

International sales for the first nine months ended at $137,609, an 18% increase over the $117,045 in the same period of 2018. The main driver of this performance was the addition of the Defensive and Agrovant businesses in Brazil, the new Australian business, continuing growth of the AgriCenter Central American business, and the acquisition of the Assure II products at the end of 2018. Our traditional product portfolio (including Mocap, Nemacur) showed significant year-to-date sales declines resulting from various weather-related and regulatory influences.

Our cost of sales for the first nine months ended September 30, 2019 is $206,846 or 61% of net sales. This compares to $193,286 or 60% of net sales in the same period of 2018. The increase in cost of sales as a percentage of net sales in 2019 was driven in part by decisions made to reduce factory output as part of our 2019 manufacturing plan.

Gross profit for the nine months ended September 30, 2019 increased by $1,170 to end at $130,818, as compared to $129,648 for the first nine months of 2018. Gross margin percentage ended at 39% in the first nine months of 2019, as compared to 40% in the same period of the prior year. As previously noted, the change in performance is largely driven by the Company manufacturing plan for 2019, which responds to the weather related lower sales already discussed and the new businesses acquired in early 2019.

Operating expenses increased by $8,828 to $110,839 for the nine months ended September 30, 2019, as compared to the same period in 2018. The changes in operating expenses by department are as follows:

	2019	2018	Change	% Change
Selling	$34,646	$29,617	$5,029	17%
General and administrative	33,890	29,410	4,480	15%
Research, product development and regulatory	17,956	19,458	(1,502)	-8%
Freight, delivery and warehousing	24,347	23,526	821	3%
	$110,839	$102,011	$8,828	9%

•

Selling expenses increased by $5,029 to end at $34,646 for the nine months ended September 30, 2019, as compared to the same period of 2018. The main drivers were an increase in activities from the products and businesses acquired during the end of 2018 and during the first nine months of 2019, and increased advertising and marketing activities in both our domestic and international regions.

•

General and administrative expenses increased by $4,480 to end at $33,890 for the nine months ended September 30, 2019, as compared to the same period of 2018. The increase was driven by the administrative expenses associated with the activities of the newly acquired businesses and the reassessment of the fair value related to deferred consideration for the acquired businesses in the amount of $3,539, as compared to $5,437 in prior year. These increases were partially offset by decreases in legal costs of approximately $1,664.

•

Research, product development costs and regulatory expenses decreased by $1,502 to end at $17,956 for the nine months ended September 30, 2019, as compared to the same period of 2018. The main drivers for the decrease were timings related to third party product defense studies which are running later in 2019 than in the prior year, and lower business development expenses as we have reached the commercialization phase of a key part of our SIMPAS project.

•	Freight, delivery and warehousing costs for the nine months ended September 30, 2019 were $24,347 or 7.2% of sales as compared to $23,526 or 7.3% of sales for the same period in 2018.

Interest costs net of capitalized interest were $5,606 in the first nine months of 2019, as compared to $2,961 in the same period of 2018. Average indebtedness and interest costs are summarized in the following table:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$166,877	$5,530	4.4%	$92,971	$2,399	3.4%
Amortization of deferred loan fees	—	161	—	—	177	—
Amortization of other deferred liabilities	—	41	—	—	261	—
Other interest (income) expense	—	102	—	—	178	—
Subtotal	166,877	5,834	4.7%	92,971	3,015	4.3%
Capitalized interest	—	(228)	—	—	(54)	—
Total	$166,877	$5,606	4.5%	$92,971	$2,961	4.2%

The Company’s average overall debt for the nine months ended September 30, 2019 was $166,877, as compared to $92,971 for the nine months ended September 30, 2018. The difference in average debt levels between the two periods relates to the businesses acquired during the final quarter of 2018 and year-to-date in 2019. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 4.5% for the nine months ended September 30, 2019, as compared to 4.2% in 2018.

Income tax expense was $4,059 for the nine months ended September 30, 2019, as compared to $6,966 for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 28.2%. As with the quarter ended September 30, 2018, the nine month period is impacted by the transition tax adjustment of $1,089. Excluding that one-time charge, the Company’s tax rate would have been 23.8% for the nine months ended September 30, 2018. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the nine months ended September 30, 2019 and 2018, the Company recognized losses of $149 and $256, respectively, on our investment in the Hong Kong joint venture which is a 50% owned equity investment. During the nine months ended September 30, 2018, we recognized a loss of $795 on our investment in TyraTech. TyraTech became a wholly owned and consolidated subsidiary on November 9, 2018.

Non-controlling interest represents the share of net income or loss that is attributable to the minority stockholder of our majority owned subsidiary, Envance. During the nine months ended September 30, 2018, a loss of $120 attributed to non-controlling interest. Envance became a wholly owned subsidiary on November 9, 2018.

Net income for the nine months ended September 30, 2019 was $10,165 or $0.35 per basic and $0.34 per diluted share, as compared to $16,779 or $0.57 per basic and $0.56 per diluted share in the same period of 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $21,684 in operating activities during the nine months ended September 30, 2019, as compared to $15,090 during the nine months ended September 30, 2018.  Included in the $21,684 are net income of $10,165, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $17,107, provision for bad debts in the amount of $728, reassessment of deferred compensation of $3,539, stock based compensation of $5,159, changes in deferred income taxes of $459 and losses from equity method investments of $149. The total provided net cash inflows of $29,310, as compared to $35,191 for the same period of 2018.

As of September 30, 2019, the Company increased working capital by $49,160, as compared to working capital at December 31, 2018.  Inventories increased by $19,713, driven by our expanded businesses. Deferred revenue decreased by $19,800, driven by customer decisions regarding product demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $5,516 driven by increased manufacturing activity and the impact of newly acquired businesses. Accounts receivables increased by $15,983 driven primarily by a different mix of domestic crop sales (and associated timing and terms) following the purchases of new products in 2018. Prepaid expenses increased by $849 and income tax payable increased by $4,477. Accrued programs increased by $20,163. Finally, other payables and accrued expenses decreased by $4,936.

With regard to our program accrual, the change primarily reflects our mix of sales and customers in the first nine months of 2019, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Most of our programs relate to domestic products. Typically, domestic crops have a growing season that ends on September 30th of each year. During the first nine months of 2019, the Company made accruals for programs in the amount of $38,900 and made payments in the amount of $18,737. During the first nine months of 2018, the Company made accruals in the amount of $38,027 and made payments in the amount of $15,145.

Cash used for investing activities was $42,382 for the nine months ended September 30, 2019, as compared to $6,788 for the nine months ended September 30, 2018. The Company spent $10,546 on capital expenditures primarily focused on continuing to invest in manufacturing infrastructure and $31,836 relating to products and business acquisitions during 2019.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2019	December 31, 2018
Revolving line of credit	$165,600	$97,400
Deferred loan fees	(592)	(729)
Net long-term debt	$165,008	$96,671

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

At September 30, 2019, according to the terms of the Credit Agreement and based on its performance against the most restrictive covenants listed above, the Company had the capacity to increase its borrowings by up to $30,435. This compares to an available borrowing capacity of $105,111 as of September 30, 2018. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve month period, which has declined, (2) net borrowings, which have increased due to recent acquisitions, and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement).

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

The Company conducts business in various foreign currencies, primarily in Europe, Mexico, Central and South America. Therefore, changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into US dollars. The Company has mitigated and will continue to mitigate a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local currency based. Furthermore, the Company has established a procedure for covering forward exchange rates on specific purchase orders when appropriate. A 10% change in the value of all foreign currencies would have an immaterial effect on the Company’s financial position and cash flows.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2019, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2019, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the US District Court for the Southern District of Alabama in which the US Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel and completed production of documents. Over the past several months, government attorneys have interviewed several individuals who may be knowledgeable of the matter. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2018 as well as the Company’s Form 10-Q for the period ended September 30, 2019.

Item 2.	Purchases of Equity Securities by the Issuer

The table below summarizes the number of shares of our common stock that were repurchased during the nine months ended September 30, 2019 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 6, 2019	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 6, 2019	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer