Form 10-Q
period 2020-03-31
AMERICAN VANGUARD CORP
filed 2020-05-11
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,163,787 shares as of May 1, 2020.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2020	2019
Net sales	$95,962	$99,676
Cost of sales	57,581	57,974
Gross profit	38,381	41,702
Operating expenses	36,545	34,800
Operating income	1,836	6,902
Interest expense, net	1,508	1,612
Income before provision for income taxes (benefit) and loss on equity method investment	328	5,290
Income tax (benefit) expense	(205)	1,360
Income before loss on equity method investment	533	3,930
Loss from equity method investment	13	24
Net income	$520	$3,906
Earnings per common share—basic	$0.02	$0.13
Earnings per common share—assuming dilution	$0.02	$0.13
Weighted average shares outstanding—basic	29,288	28,977
Weighted average shares outstanding—assuming dilution	29,948	29,579

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the three months ended March 31
	2020	2019
Net income	$520	$3,906
Comprehensive income:
Foreign currency translation adjustment	(9,063)	(1,769)
Comprehensive income (loss)	$(8,543)	$2,137

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$5,544	$6,581
Receivables:
Trade, net of allowance for doubtful accounts of $2,606 and $2,297, respectively	141,509	136,075
Other	13,134	16,949
Total receivables, net	154,643	153,024
Inventories	175,861	163,313
Prepaid expenses	11,149	10,457
Income taxes receivable	3,406	2,824
Total current assets	350,603	336,199
Property, plant and equipment, net	57,599	56,521
Operating lease right-of-use assets	10,731	11,258
Intangible assets, net of applicable amortization	193,823	198,377
Goodwill	41,974	46,557
Other assets	19,511	21,186
Total assets	$674,241	$670,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$227	$1,513
Accounts payable	64,333	64,881
Deferred revenue	4,448	6,826
Accrued program costs	53,696	47,699
Accrued expenses and other payables	11,720	12,815
Operating lease liabilities, current	4,883	4,904
Total current liabilities	139,307	138,638
Long-term debt, net	168,225	148,766
Operating lease liabilities, long term	5,996	6,503
Other liabilities, excluding current installments	10,963	12,890
Deferred income tax liabilities	15,543	19,145
Total liabilities	340,034	325,942
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,188,421 shares at March 31, 2020 and 33,233,614 shares at December 31, 2019	3,319	3,324
Additional paid-in capital	89,757	90,572
Accumulated other comprehensive loss	(14,761)	(5,698)
Retained earnings	274,052	274,118
Less treasury stock at cost, 3,061,040 shares at March 31, 2020 and December 31, 2019	(18,160)	(18,160)
Total stockholders’ equity	334,207	344,156
Total liabilities and stockholders' equity	$674,241	$670,098

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2020 and March 31, 2019

(In thousands, except share data)

(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2019	33,233,614	$3,324	$90,572	$(5,698)	$274,118	3,061,040	$(18,160)	$344,156
Stocks issued under ESPP	22,776	2	350	—	—	—	—	352
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment, net	—	—	—	(9,063)	—	—	—	(9,063)
Stock based compensation	—	—	1,357	—	—	—	—	1,357
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(67,969)	(7)	(2,522)	—	—	—	—	(2,529)
Net income	—	—	—	—	520	—	—	520
Balance, March 31, 2020	33,188,421	$3,319	$89,757	$(14,761)	$274,052	3,061,040	$(18,160)	$334,207

Balance, December 31, 2018	32,752,827	$3,276	$83,177	$(4,507)	$262,840	2,902,992	$(15,556)	$329,230
Stocks issued under ESPP	22,441	2	336	—	—	—	—	338
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)
Foreign currency translation adjustment, net	—	—	—	(1,769)	—	—	—	(1,769)
Stock based compensation	—	—	1,485	—	—	—	—	1,485
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	419,295	42	(930)	—	—	—	—	(888)
Shares repurchased	—	—	—	—	—	158,048	(2,604)	(2,604)
Net income	—	—	—	—	3,906	—	—	3,906
Balance, March 31, 2019	33,194,563	$3,320	$84,068	$(6,276)	$266,166	3,061,040	$(18,160)	$329,118

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2020	2019
Cash flows from operating activities:
Net income	$520	$3,906
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	4,762	4,609
Amortization of other long-term assets and debt issuance costs	1,026	1,082
Amortization of discounted liabilities	4	—
Provision for bad debts	359	1,034
Revision of deferred compensation	—	(1,543)
Stock-based compensation	1,357	1,485
Decrease in deferred income taxes	(910)	(742)
Loss from equity method investment	13	24
Net foreign currency adjustment	823	172
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	(5,472)	6,812
Increase in inventories	(16,446)	(23,763)
Increase in prepaid expenses and other assets	(776)	(2,724)
Decrease (increase) in income tax receivable/payable, net	(597)	750
(Decrease) increase in accounts payable	(189)	4,788
Decrease in deferred revenue	(2,342)	(16,036)
Increase in accrued program costs	6,016	2,391
Decrease in other payables and accrued expenses	(2,094)	(2,508)
Net cash used in by operating activities	(13,946)	(20,263)
Cash flows from investing activities:
Capital expenditures	(2,980)	(3,369)
Acquisitions of businesses, product lines and intangible assets	—	(24,246)
Net cash used in investing activities	(2,980)	(27,615)
Cash flows from financing activities:
Net borrowings under line of credit agreement	19,400	52,600
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholdings)	(2,177)	(550)
Repurchase of common stock	—	(2,604)
Payment of cash dividends	(582)	(581)
Net cash provided by financing activities	16,641	48,865
Net (decrease) increase in cash and cash equivalents	(285)	987
Effect of exchange rate changes on cash and cash equivalents	(752)	(498)
Cash and cash equivalents at beginning of period	6,581	6,168
Cash and cash equivalents at end of period	$5,544	$6,657
Non-cash investing activities:
Deferred consideration in connection with business acquisitions:	$—	$2,645

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020. However, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

Update to Significant Accounting Policies:

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, along with related clarifications and improvements. As a result, we updated our significant accounting policies for the measurement of credit losses below. Refer to Note 15 “Recent Accounting Standards” for further information related to the Company's adoption of this standard.

Allowance for Credit Losses – The Company maintains an allowance for credit losses to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. The vast majority of the Company's trade receivables are less than 365 days.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios are based primarily on geographical location, type of customer and aging.

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

Finance leases are immaterial to the condensed consolidated financial statements. There were no lease transactions with related parties as of March 31, 2020.

The operating lease expense for the three months ended March 31, 2020 and 2019 was $1,395 and $1,227, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,396	$1,206
ROU assets obtained in exchange for new liabilities	$825	$371

Weighted-average remaining lease term (in years)	3.15	3.25
Weighted-average discount rate	3.67%	3.69%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

March 31, 2020
2020 (excluding three months ended March 31, 2020)	$3,959
2021	3,552
2022	1,952
2023	871
2024	389
Thereafter	870
Total lease payments	$11,593
Less: imputed interest	714
Total	$10,879

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$4,883
Operating lease liabilities, long term	$5,996

3. Revenue Recognition—The Company recognizes revenue from the sale of its products, which include crop and non-crop products. The Company sells its products to customers, which include distributors, retailers, and growers. In addition, the Company recognizes royalty income from licensing agreements. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31,
	2020	2019
Net sales:
US crop	$50,362	$50,270
US non-crop	10,993	11,267
Total US	61,355	61,537
International	34,607	38,139
Total net sales:	$95,962	$99,676
Timing of revenue recognition:
Goods transferred at a point in time	$95,776	$99,297
Goods and services transferred over time	186	379
Total net sales:	$95,962	$99,676

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

Contract Balances—The timing of revenue recognition, billings and cash collections may result in deferred revenue. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These liabilities are reported on the condensed consolidated balance sheet at the end of each reporting period. The contract assets in the table below are related to royalties earned on certain licenses granted for the use of the Company’s intellectual property, which are recognized at a point in time and remain outstanding as well as customized products without an alternative use.

	March 31, 2020	December 31, 2019
Contract assets	$6,091	$6,091
Deferred revenue	$4,448	$6,826

Revenue recognized for the three months ended March 31, 2020, that was included in the deferred revenue balance at the beginning of 2020 was $2,378. The Company expects to recognize all its remaining deferred revenue in fiscal 2020.

4. Property, plant and equipment at March 31, 2020 and December 31, 2019 consists of the following:

	March 31, 2020	December 31, 2019
Land	$2,706	$2,706
Buildings and improvements	18,293	18,640
Machinery and equipment	116,915	116,757
Office furniture, fixtures and equipment	6,331	6,228
Automotive equipment	1,565	1,762
Construction in progress	8,028	5,263
Total	153,838	151,356
Less accumulated depreciation	(96,239)	(94,835)
Property, plant and equipment, net	$57,599	$56,521

The Company recognized depreciation expense related to property and equipment of $1,517 and $1,648 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company eliminated from assets and accumulated depreciation $113 and $710, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

5. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The components of inventories consist of the following:

	March 31, 2020	December 31, 2019
Finished products	$161,788	$151,917
Raw materials	14,073	11,396
Inventories	$175,861	$163,313

6. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three Months Ended March 31
	2020	2019	Change	% Change
Net sales:
US crop	$50,362	$50,270	$92	0%
US non-crop	10,993	11,267	(274)	-2%
Total US	61,355	61,537	(182)	0%
International	34,607	38,139	(3,532)	-9%
Total net sales:	$95,962	$99,676	$(3,714)	-4%
Gross profit:
US crop	$24,245	$23,822	$423	2%
US non-crop	4,719	5,846	(1,127)	-19%
Total US	28,964	29,668	(704)	-2%
International	9,417	12,034	(2,617)	-22%
Total gross profit:	$38,381	$41,702	$(3,321)	-8%
Gross margin:
US crop	48%	47%
US non-crop	43%	52%
Total US	47%	48%
International	27%	32%
Gross margin:	40%	42%

7. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US crop and US non-crop chemicals market. These discount Programs represent variable consideration. In accordance with ASC 606, revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three months ended March 31, 2020 and 2019, respectively.

8. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 9, 2020	March 26, 2020	April 16, 2020	$0.020	$586
December 9, 2019	December 26, 2019	January 9, 2020	$0.020	$582

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$520	$3,906
Denominator:
Weighted average shares outstanding-basic	29,288	28,977
Dilutive effect of stock options and grants	660	602
Weighted average shares outstanding-diluted	29,948	29,579

For the three months ended March 31, 2020 and 2019, no stock options were excluded from the computation of diluted earnings per share.

10. The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. The Company has no short-term debt as of March 31, 2020 and December 31, 2019.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2020	December 31, 2019
Revolving line of credit	$168,700	$149,300
Deferred loan fees	(475)	(534)
Total indebtedness	$168,225	$148,766

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement with a group of commercial lenders led by Bank of the West as agent, swing line lender and Letter of Credit issuer. The agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022. The agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio (the “CFD Ratio”) of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1. The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

As of November 27, 2019, AMVAC, as borrower, and certain affiliates entered into a Fourth Amendment to Second Amended and Restated Credit Agreement with its senior lenders under the terms of which the maximum limits for both Permitted Acquisitions and Investments in Foreign Subsidiaries were increased and new language was added with respect to Eurocurrency Rates, LIBOR Rates and ERISA. As of April 22, 2020, AMVAC, as borrower, and certain affiliates entered into a Fifth Amendment to the Second Amended and Restated Credit Agreement with its senior lenders (the “Credit Agreement”), having the same term and loan commitments, but under which the maximum permitted CFD Ratio has been increased from 3.25-to-1 to the following schedule: 4.00-to-1 through September 30, 2020, stepping down to 3.75-to-1 through December 31, 2020, 3.5-to-1 through March 31, 2021 and 3.25-to-1 thereafter. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the CFD Ratio by 0.5-to-1, not to exceed 4.25-to-1, for the next three full consecutive quarters. Finally, to the extent that a proposed acquisition is at least $30 million but less than $50 million, the consent of the Lead Agent is required. Larger acquisitions continue to require the consent of a majority of the Lenders.

At March 31, 2020, the Company is compliant with all covenants to its Senior Credit Facility. Based on its performance against the most restrictive covenants in the Credit Agreement, the Company had the capacity to increase its borrowings by up to $39,552, according to the terms thereof. This compares to an available borrowing capacity of $56,707 as of March 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the Consolidated Funded Debt Ratio).

11. Reclassifications—Certain items have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2020 presentation.

12. Total comprehensive loss includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month periods ended March 31, 2020 and 2019, total comprehensive income (loss) consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation—The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Share-Based Payment,” which requires the measurement and recognition of compensation for all share-based payment awards made to employees and directors including shares of common stock granted for services and employee stock options based on estimated fair values.

The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average period for the three months ended March 31, 2020 and 2019.

	Stock-Based Compensation for the Three months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
March 31, 2020
Restricted Stock	$776	$4,555	1.5
Unrestricted Stock	123	82	0.2
Performance-Based Restricted Stock	458	2,288	1.7
Total	$1,357	$6,925

March 31, 2019
Restricted Stock	$688	$9,238	2.4
Unrestricted Stock	96	64	0.2
Performance-Based Restricted Stock	701	4,524	2.4
Total	$1,485	$13,826

Option activity within each plan is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	332,823	$9.14
Options exercised	(15,836)	8.83
Balance outstanding, March 31, 2020	316,987	$9.16

Information relating to stock options at March 31, 2020, summarized by exercise price is as follows:

	Outstanding Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price
Incentive Stock Option Plan:
$7.50	185,150	8	$7.5
$11.32—$14.49	131,837	55	$11.48
	316,987		$9.16

The weighted average exercise prices for options granted, and exercisable, and the weighted average remaining contractual life for options outstanding as of March 31, 2020, were as follows:

As of March 31, 2020	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Incentive Stock Option Plan:
Outstanding	316,987	$9.16	28	$1,681
Expected to Vest	316,987	$9.16	28	$1,681
Exercisable	316,987	$9.16	28	$1,681

Common stock grants — A summary of non-vested shares as of and for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	719,845	$17.67	587,210	$17.59
Granted	4,185	18.63	290,679	17.34
Vested	(213,781)	16.18	(105,582)	15.21
Forfeited	(14,715)	18.08	(6,589)	17.69
Nonvested shares at March 31st	495,534	$18.31	765,718	$17.77

Common stock grants — During the three months ended March 31, 2020, the Company issued a total of 4,185 shares of restricted common stock to employees. 2,000 shares will vest in equal tranches on the first, second, and third anniversaries of grant date, 1,000 shares will cliff vest on the first anniversary of employee’s hire date, 685 shares will cliff vest on the third anniversary of employee’s hire date, and the remaining 500 shares will cliff vest on the six month anniversary of the employee’s hire date. The shares granted in 2020 were average fair valued at $18.63 per share. The fair value was determined by using the publicly traded share price at market close as of the date of grant. The Company will recognize as expense the value of restricted shares over the respective required service period.

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

As of March 31, 2020, the Company had approximately $4,555 of unamortized stock-based compensation related to unvested restricted shares. This amount will be recognized over the weighted-average period of 1.5 years. This projected expense will change if any restricted shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance-Based Shares—A summary of non-vested performance-based shares as of and for the three months ended March 31, 2020 and 2019, respectively is presented below:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	345,432	$16.92	287,077	$16.87
Granted	—	—	137,557	16.47
Additional granted based on performance achievement	76,445	16.56	41,568	12.88
Vested	(184,785)	15.87	(90,872)	14.73
Forfeited	(3,759)	17.23	(3,543)	15.98
Nonvested shares at March 31st	233,333	$17.63	371,787	$16.81

Performance-Based Shares — During the three months ended March 31, 2020, the Company did not issue performance-based shares to employees.

As of March 31, 2020, the Company has concluded that the performance measure based on EBIT and net sales for the performance based shares granted in February and April of 2017, when compared to the peer group, were met at 200% of targeted performance and all related additional expenses were recorded as of March 31, 2020. The performance shares based on market price were met at 50% and 125% for February and April 2017, respectively, however, the market condition is reflected in the grant date fair value valuation and no additional expenses were recognized as of March 31, 2020. As a result, 76,445 additional shares were earned since the Company achieved performance targets when compared to the peer group.

During the three months ended March 31, 2019, the Company issued a total of 137,557 performance-based shares to employees. The shares granted during the first quarter of 2019 have an average fair value of $16.47. The fair value was determined by using the publicly traded share price at market close as of the date of grant and Monte Carlo valuation method. The Company will recognize as expense the value of the performance-based shares over the required service period from grant date. The shares will cliff vest on March 28, 2022 with a measurement period commencing January 1, 2019 and ending December 31, 2021. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2018 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

As of March 31, 2019, performance-based shares related to EBIT and net sales have an average fair value of $17.34 per share. The fair value was determined by using the publicly traded share price at market close as of the date of grant. The performance-based shares related to the Company’s stock price have an average fair value of $13.01 per share. The fair value was determined by using the Monte Carlo valuation method. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria over the implied service period.

As of March 31, 2020, the Company had approximately $2,288 of unamortized stock-based compensation expense related to unvested performance-based shares. This amount will be recognized over the weighted-average period of 1.7 years. This projected expense will change if any performance-based shares are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

Performance Incentive Stock Options—During the three months ended March 31, 2020 and 2019, the Company did not grant any employees performance incentive stock options to acquire shares of common stock.

Performance option activity is as follows:

	Incentive Stock Option Plans	Weighted Average Price Per Share	Exercisable Weighted Average Price Per Share
Balance outstanding, December 31, 2019	120,782	$11.49	$11.49
Options exercised	(3,035)	11.49	11.49
Balance outstanding, March 31, 2020	117,747	$11.49	$11.49

Information relating to stock options as of March 31, 2020 summarized by exercise price is as follows:

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price	Shares	Exercise Price
Performance Incentive Stock Option Plan:	117,747	57	$11.49	117,747	$11.49

The weighted average exercise prices of options granted and exercisable and the weighted average remaining contractual life for options outstanding as of March 31, 2020 are as follows:

As of March 31, 2020	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Intrinsic Value (thousands)
Performance Incentive Stock Option Plan:
Outstanding	117,747	$11.49	57	$350
Expected to Vest	117,747	$11.49	57	$350
Exercisable	117,747	$11.49	57	$350

14. Legal Proceedings— During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2019, except as described below.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel to assist in responding to the subpoena and otherwise defending the Company’s interests. Over the course of the past three years, government attorneys have interviewed several individuals who may be knowledgeable of the matter and have sought and received documents from the Company. At this stage, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

In a matter arising from similar facts, the United States Environmental Protection Agency (“USEPA”) Region 5 contacted the Company’s legal representatives in November 2019 to commence discussions on the resolution of potential civil enforcement claims that could be brought against the Company arising from its reimportation of depleted Thimet containers and the disposition of the contents of such containers in 2015. After negotiation, the Company and USEPA entered into a consent agreement and final order (“CAFO”), including payment of a civil penalty in an amount that is not material to the Company’s financial performance. The CAFO was finalized and filed with the Regional Hearing Clerk of USEPA Region 5 on February 3, 2020.

15. Recent Accounting Standards:

Recent Accounting Standards Adopted:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”.  ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s condensed consolidated financial statements.

Accounting standards not yet adopted:

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

16. Fair Value of Financial Instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

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

We measure our contingent earn-out liabilities in connection with business acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. The following table illustrates the Company’s contingent consideration movements related to its business acquisitions:

Three months ended March 31, 2020
Balance, December 31, 2019	$1,243
Payments	(1,227)
Foreign exchange effect	(16)
Balance, March 31, 2020	$—

The contingent consideration is included in other liabilities.

17. Accumulated Other Comprehensive Loss—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2019	$(5,698)
FX translation	(9,063)
Balance, March 31, 2020	$(14,761)

Balance, December 31, 2018	$(4,507)
FX translation	(1,769)
Balance, March 31, 2019	$(6,276)

18. Equity Method Investment— On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to the Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of March 31, 2020, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus center. For the three months ended March 31, 2020 and 2019, the Company recognized losses of $13 and $24, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. The Company’s investment in this joint venture amounted to $500 and $698, respectively at March 31, 2020 and 2019.

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2020, the Company’s ownership position in Bi-PA was 15%. The Company adopted the provisions of ASU 2016-01 on January 1, 2018 and has elected to measure its cost method investment without a readily determinable fair value at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no observable price changes in the quarters ended March 31, 2020 and 2019. There was no impairment on the investment as of March 31, 2020 and 2019. The investment is not material and is recorded within other assets on the condensed consolidated balance sheets.

19. Income Taxes—Income tax benefit was $205 for the three months ended March 31, 2020, as compared to income tax expense of $1,360 for the three months ended March 31, 2019. The annual effective tax rate for the three months ended March 31, 2020 was 31.0%. That rate is the Company’s estimated rate for 2020 based on the rates in the territories that the Company operates. The rate has increased compared to prior years reflecting global changes in tax laws. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

For the three months ended March 31, 2020, the Company benefited from two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants.

For the three months ended March 31, 2019 the effective rate was 25.7%. In 2019 the Company gained from the discrete benefit of the vesting of stock grants.

The Company has been notified by the Florida Department of Revenue of its intent to examine the Company’s state income tax returns for the years ended December 31, 2012 through December 31, 2013 and December 31, 2015 through December 31, 2018. The Company has also been notified by the Mississippi Department of Revenue of its intent to examine the Company’s state income tax returns for the years ended December 31, 2015 through December 31, 2017. Currently the results of these audits are not determinable since the audits are presently in the initial phases.

20. Share Repurchase Program—On November 5, 2018, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate amount of shares with a total purchase price not to exceed $20,000 of its common stock, par value $0.10 per share, in the open market, depending upon market conditions over the short to mid-term. The Shares Repurchase Program expired on March 8, 2019.  During January 2019, the Company purchased 158,048 shares for a total of $2,604 at an average price of $16.48 per share. There were no such purchases during the three months ended March 31, 2020.

21. Business Acquisitions – Product and Business Acquisitions – The Company did not complete any acquisitions during the three months ended March 31, 2020.

During the year ended December 31, 2019, the Company completed three acquisitions in exchange for a total cash consideration at closing of $37,972, net of cash acquired of $981 and deferred consideration of $3,051. In addition, the Company assumed liabilities of $19,867 and capitalized costs of $14 incurred in the asset acquisition process. The total asset value of $60,904 was allocated as follows: product rights $13,279, trade names $5,452, customer relationships $5,705, goodwill $22,652, working capital and fixed assets $10,432, and indemnification assets $3,384.

On January 10, 2019, the Company completed the acquisition of all of the outstanding shares of stock of two affiliated businesses, Defensive and Agrovant, which are located in Jaboticabal in the state of Sao Paul, Brazil. At closing the Company paid cash consideration of $20,679, which was net of cash acquired of $981, deferred consideration of $3,051 including contingent consideration dependent on certain financial results for 2019, and liabilities assumed of $18,160, including liabilities of $9,111 related to income tax matters. These companies were founded in 2000 and are suppliers of crop protection products and micronutrients with focus on the fruit and vegetable markets The acquisition was accounted for as a business combination and the total asset value of $41,890 was allocated as follows: trade name $1,010, customer relationships $5,705, goodwill $22,652, working capital and fixed assets $9,139 and indemnification assets $3,384. The operating results of the acquired businesses are included in our consolidated statement of operations from the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes, subject to merging AMVAC do Brasil with Defensive and Agrovant.

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

22. Foreign Currency – The Company incurred net foreign currency transaction losses in the amount of $837 and $259 during the three months ended March 31, 2020 and 2019, respectively, included in operating expenses on the condensed consolidated financial statements.

23. Subsequent Event – On April 1, 2020, the Company entered into a Subscription Agreement pursuant to which it purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $2,500. As of the same date, AMVAC entered into a License Agreement with Clean Seed Agricultural Technologies Ltd., pursuant to which the latter granted the Company a worldwide, royalty-bearing, non-exclusive license to a suite of patents relating to a system for variable-ratio blending of multiple agricultural products, including an up-front royalty payment of $2,500 and an ongoing royalty based upon net sales of SIMPAS systems commencing January 1, 2021. Clean Seed develops, markets and sells planters featuring row-by-row variable rate technology that utilizes sophisticated electronic metering and intuitive software control.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

MANAGEMENT OVERVIEW

The Company’s Operations in the Context of the COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread across the world. To limit the spread of the contagion, governments have taken various actions to slow and otherwise control the spread of the pandemic, including the issuance of stay-at-home orders, social distancing guidelines and border restrictions. At its outset, the Company took swift action to understand, contain and mitigate the risks posed by this pandemic. Specifically, we formed the Pandemic Work Group with a mission to ensure the health and safety of the workforce while ensuring continuity of the business. In the workplace, we have designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptom or may have been in touch with those who have. Further, the group keeps current with local, state, federal and international laws and restrictions that could affect the business; provides real-time information to the workforce; and draws from political commentary and news statements concrete directions on how best to continue operations. We have also prepared contingency plans to permit the continued operation of our factories, in the event that there are critical staffing issues due to attrition. In addition, in April 2020, we amended our credit facility to support future working capital needs (see note 10). Further, we continuously monitor supply chain, transport, logistics and border closures and have reached out to third parties to make clear that we are continuing to operate, that we have our own policies relating to health (e.g., no third party visitors, no face-to-face meetings) and are committed to compliance with COVID-19 policies of our business partners. Our CEO and the leader of the Pandemic Work Group is holding weekly “state of the company” calls with the functional heads of our businesses across the globe to ensure that our information is shared in a timely manner and that our direction is clear.

It is important to understand that under applicable federal guidelines (at https://www.cisa.gov), the Company is part of the nation’s “critical infrastructure” and falls within three of the 16 sectors that are specially permitted to operate:  “Food and Agriculture” sector (engaged in “the production of chemicals and other substances used by the food and agriculture industry, including pesticides, herbicides etc.”), the “Chemical” sector (supporting the operation . . . of facilities (particularly those with high risk chemicals . . . whose work cannot be done remotely and requires the presence of highly trained personnel to ensure safe operations”) and the “Public Works and Infrastructure Support Services” sector (in support of exterminators, landscapers and others who provide services to residences and businesses). In issuing guidance on Coronavirus, President Trump said, “If you work in a critical infrastructure industry, as defined by the Department of Homeland Security, such as healthcare services and pharmaceutical and food supply, you have a special responsibility to maintain your normal work schedule [emphasis added].” We have found that state COVID-19 orders and, indeed, even those of countries in which the outbreak has been most pronounced (e.g., Italy), have consistently excepted food supply as an area essential to the survival of its populations and, as such, had given special permission to companies, such as ours, to continue to operate during the pandemic.

In keeping with our charge to operate as an essential business and by virtue of our efforts to contain and mitigate the risks posed by the pandemic, we have been able to manage our business with minimal impact during the reporting period.

Overview of the Company’s Performance

The Company’s overall operating results for the first three months of 2020 declined as compared with those of the same period of 2019. Net sales were down about 4% ($95,962 compared to $99,676) and gross profit was down 8% ($38,381 v. $41,702). Gross margin declined to 40% from 42% of net sales, and operating expenses rose by approximately 5% ($36,545 v. $34,800). Net income ended at $520, as compared to $3,906 for the same period of 2019.

On a consolidated basis, with domestic sales at or near flat and international sales down by about 9%, overall net sales were down by about 4% (or $3,714). While cost of sales were flat on an absolute basis, as a percent of net sales, they rose from 58% to 60%. These factors, taken together, yielded a decline in gross profit of about $3,321. In the first quarter of 2020 operating expenses increased by about $1,746, due largely to unfavorable foreign currency transaction effects (mainly from Brazil and partially offset by Mexico), and the fact that the Company was able to record a gain from accounting for deferred purchase price consideration in first quarter of 2019 that was not repeated in 2020. Consequently, operating income for the period decreased by approximately $5,000. After slightly lower interest rates and a higher; overall effective tax rate (offset by beneficial discrete items), net income for the period declined to $520. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	For the three months ended March 31,
	2020	2019	Change	% Change
Net sales:
US crop	$50,362	$50,270	$92	0%
US non-crop	10,993	11,267	(274)	-2%
Total US	61,355	61,537	(182)	0%
International	34,607	38,139	(3,532)	-9%
Total net sales:	$95,962	$99,676	$(3,714)	-4%
Cost of sales:
US crop	$26,117	$26,448	$(331)	-1%
US non-crop	6,274	5,421	853	16%
Total US	32,391	31,869	522	2%
International	25,190	26,105	(915)	-4%
Total cost of sales:	$57,581	$57,974	$(393)	-1%
Gross profit:
US crop	$24,245	$23,822	$423	2%
US non-crop	4,719	5,846	(1,127)	-19%
Total US	28,964	29,668	(704)	-2%
International	9,417	12,034	(2,617)	-22%
Total gross profit:	$38,381	$41,702	$(3,321)	-8%
Gross margin:
US crop	48%	47%
US non-crop	43%	52%
Total US	47%	48%
International	27%	32%
Gross margin:	40%	42%

Our domestic crop business recorded net sales that were about equivalent to those of first quarter 2019 ($50,362 v. $50,270). When viewed by type of product and crop, sales were mixed. Further, in general, during the first quarter, we saw a very careful procurement pattern in the domestic market, as low crop commodity prices and concerns about near-term demand from Asia caused growers and retailers to purchase crop protection inputs at a very cautious and deliberate pace. Soil fumigants posted a strong performance as drier weather conditions in California and the Pacific Northwest facilitated more widespread product application than had been the case in the first quarter of 2019. With respect to our corn products, net sales of our corn soil insecticides, including Aztec®, SmartChoice® and Force®, were flat during the quarter, while our Impact® herbicide, which continues to exhibit strong brand value, generated increased sales. Soybean products, such as Scepter® and our recently acquired post-emergent products (e.g., Hornet® and Python®), added a strong upside, as compared to the same quarter in 2019. By contrast, with a 10 percent drop in planted cotton acres (relating to lower commodity prices), we experienced a drop in net sales of Bidrin® and bifenthrin products. We also saw a decrease in sales of our NAA plant growth regulator which is used primarily on tree nuts and pome fruits; this decrease arose in large part from timing of orders by certain of our larger customers.

Cost of sales within the domestic crop business were flat as compared to the first quarter of 2019, while gross profit rose by about 1% (from $23,822 to $24,245). This improvement rose from increased sales of higher margin products, such as soil fumigants and soybean herbicides.

Our domestic non-crop business showed decreased net sales (down about 2% to $10,993 from $11,267) quarter-over-quarter. In this category, our Dibrom® mosquito adulticide sales declined, influenced by timing shifts in customer procurement. In addition, license fees for our Envance essential oil technology were reduced as compared to first quarter of last year; we expect to recognize additional royalties during the later quarters of 2020. Offsetting these declines, we recorded sales under a new cost recovery tolling contract and improved net sales from our nursery and ornamental business, as demand for homeowner garden and landscape products in big box stores remained strong in spite of stay-at-home restrictions at retail locations.

Cost of sales within the domestic non-crop business rose by about 16% (from $5,421 to $6,274) quarter-over-quarter. This increase was entirely due to a supply agreement with a third party for certain newly acquired products that we are planning to produce internally in the future. Gross profit for domestic non-crop decreased by 19% (from $5,846 in 2019 to $4,719 in 2020) due primarily to lower license fees in our natural oil business.

Net sales of our international businesses were down by about 9% during the period ($34,607 in 2020 v. $38,139 in 2019). Several factors contributed to this result. In Europe, sales of our Mocap® insecticide dropped sharply in connection with the phase-out of that product following the cancellation of its registration in the EU. Sales performance was flat in Central America with stronger results from a rotation in the use of our nematicides in pineapple plantations, offset by consolidation by certain suppliers in that region and logistical difficulties arising from the pandemic in both Honduras and Panama. Mexico posted strongly improved sales with increased demand for granular insecticides and bromacil herbicides, coupled with higher soil fumigant sales for use on high-value vegetable crops. In Brazil, net sales declined by about 20% due to lower disease pressure in soybeans (thus reducing demand for our fungicide products), portfolio streamlining (to optimize our sales resources) and delays in procurement arising from economic uncertainty. The performances of our Brazilian and Mexican businesses were further affected by a devaluation in the Brazilian Real and the Mexican Peso. The average exchange rate of the Brazilian Real and the Mexican Peso decreased by approximately 15% and 3% for the period ended March 31, 2020 compared to the same period in the prior year.

Cost of sales in our international business decreased by 4% (from $26,105 in 2019 to $25,190 in 2020) primarily driven by mix and currency changes. Gross profit for the international businesses dropped by about 22% (from $12,034 in 2019 to $9,417 in 2020). This decrease arose from several factors. Sales of certain high margin products, including Mocap (as mentioned above), Impact and pest strips, decreased. In addition, while sales of our Assure II® products into Canada increased, the cost of goods rose significantly. Further, we experienced higher sales of low-margin products from our business in Australia.

On a consolidated basis, gross profit for the first quarter of 2020 decreased by 8% (from $41,702 in 2019 to $38,381 in 2020). The change in mix described above had the impact of reducing gross margin percentage by approximately 2% and included a balanced factory performance quarter-over-quarter. Overall gross margin percentage ended at 40% in the first quarter of 2020, as compared to 42% in the first quarter of the prior year.

Operating expenses increased by $1,745 or 5% to $36,545 for the three months ended March 31, 2020, as compared to the same period in 2019. The differences in operating expenses by department are as follows:

	2020	2019	Change	% Change
Selling	$10,474	$11,038	$(564)	-5%
General and administrative	12,504	11,180	1,324	12%
Research, product development and regulatory	6,154	5,683	471	8%
Freight, delivery and warehousing	7,413	6,899	514	7%
	$36,545	$34,800	$1,745	5%

•

Selling expenses decreased by $564 to end at $10,474 for the three months ended March 31, 2020, as compared to the same period of 2019. The main drivers were the favorable impact of lower foreign currency exchange rates (as they relate to operating expenses of certain foreign subsidiaries) and decreased travel costs across all of our global operating subsidiaries as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses increased by $1,324 to end at $12,504 for the three months ended March 31, 2020, as compared to the same period of 2019. In 2019, an adjustment was made on our deferred consideration compensation in the amount of $1,543. There was no adjustment to deferred consideration in 2020. The increase also includes foreign exchange transaction losses experienced by our foreign subsidiaries. These increases were partially offset by decreases associated with reduced incentive compensation reflecting weaker financial performance during the first three months of 2020 and from reduced travel expenses in response to the COVID-19 pandemic.

•

Research, product development costs and regulatory expenses increased by $471 to end at $6,154 for the three months ended March 31, 2020, as compared to the same period of 2019. The main drivers were increases in our product defense and product development costs relating to the commercialization of our SIMPAS delivery system.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2020 were $7,413 or 7.7% of sales as compared to $6,899 or 6.9% of sales for the same period in 2019. This change is primarily driven by mix of product shipped and associated delivery destinations during the period.

Interest costs net of capitalized interest were $1,508 in the first three months of 2020, as compared to $1,612 in the same period of 2019.  Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2020			Q1 2019
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$165,076	$1,496	3.6%	$143,144	$1,576	4.4%
Amortization of deferred loan fees	—	59	—	—	50	—
Amortization of other deferred liabilities	—	3	—	—	—	—
Other interest (income) expense	—	30	—	—	13	—
Subtotal	$165,076	$1,588	3.8%	$143,144	$1,639	4.6%
Capitalized interest	—	(80)	—	—	(27)	—
Total	$165,076	$1,508	3.7%	$143,144	$1,612	4.5%

The Company’s average overall debt for the three months ended March 31, 2020 was $165,076, as compared to $143,144 for the three months ended March 31, 2019. Our borrowings in the three months ended March 31, 2020 were higher than the same period of the prior year primarily driven by the acquisition activity over the last 12 months and the associated investment in expanded working capital. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.6% for the three months ended March 31, 2020, as compared to 4.4% in 2019.

Income tax expense decreased by $1,565 to end at a benefit of $205 for the three months ended March 31, 2020, as compared to income tax expense of $1,360 for the comparable period in 2019. The underlying effective tax rate for the three months ended March 31, 2020 was 31.0%. In addition, during the quarter, the Company benefited from two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. During the three months ended March 31, 2019, the Company effective tax rate was 25.7%. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2020 and 2019 we recognized a loss of $13 and $24, respectively, on our investment in the Hong Kong joint venture which is a 50% owned equity investment.

Our overall net income for the first three months of 2020 was $520 or $0.02 per basic and diluted share, as compared to $3,906 or $0.13 per basic and diluted share in the same quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $13,946 in operating activities during the three months ended March 31, 2020, as compared to $20,263 during the three months ended March 31, 2019. Included in the $13,946 are net income of $520, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $5,792, and provision for bad debts in the amount of $359. Also included are stock-based compensation of $1,357, losses from equity method investment of $13, decrease in deferred income taxes of $910and net foreign currency adjustment of $823. These together provided net cash inflows of $7,954, as compared to $10,027 for the same period of 2019.

During the first three months of 2020, the Company increased working capital by $14,161, as compared to $28,358 during the same period of the prior year. Included in this change: inventories increased by $16,446 (normal at this point in the season), as compared to $23,763 for the first quarter of 2019. Deferred revenue decreased by $2,342, as compared to $16,036 in the same period of 2019, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances decreased by $189, as compared to $4,788 in the same period of 2019, reflecting slower production activity this year in efforts to control inventory level. Accounts receivables increased by $5,472, as compared to a decreased of $6,812 in the same period of 2019. This is primarily driven by territorial mix of sales and some slight delays caused by COVID-19 disruption in Central America. Prepaid expenses increased by $776, as compared to $2,724 in the same period of 2019. Income tax receivable increased by $597, as compared to decreasing by $750 in the prior year. Accrued programs increased by $6,016, as compared to $2,391 in the prior year. The change reflected some changes in product mix and program strategies in US Agriculture market. Finally, other payables and accrued expenses decreased by $2,094, as compared to $2,508 in the prior year as a result of the reduced incentive compensation accrual.

With regard to our program accrual, the increase (as noted above) primarily reflects our mix of sales and customers in the first quarter of 2020, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2020, the Company made accruals for programs in the amount of $17,189 and made payments in the amount of $11,192. During the first quarter of the prior year, the Company made accruals in the amount of $14,902 and made payments in the amount of $11,701.

Cash used for investing activities was $2,980 for the three months ended March 31, 2020, as compared to $27,615 for the three months ended March 31, 2019. The Company spent $2,980 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure.

During the three months ended March 31, 2020, financing activities provided $16,641, principally from the borrowings on the Company’s senior credit facility, as compared to $48,865 for the same period of the prior year. In the first quarter of 2020, we paid dividends to stockholders amounting to $582, as compared to $581 in the same period of 2019.

The Company has a revolving line of credit shown as long-term debt in the condensed consolidated balance sheets at March 31, 2020 and December 31, 2019. The debt is summarized in the following table:

Long-term indebtedness	March 31, 2020	December 31, 2019
Revolving line of credit	$168,700	$149,300
Deferred loan fees	(475)	(534)
Total indebtedness	$168,225	$148,766

At March 31, 2020, the Company is compliant with all covenants to its Senior Credit Facility. Based on its performance against the most restrictive covenants in the Credit Agreement (see, supra Note 10), the Company had the capacity to increase its borrowings by up to $39,552, according to the terms thereof. This compares to an available borrowing capacity of $56,707 as of March 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, (2) net borrowings, (3) the leverage covenant (the Consolidated Funded Debt Ratio).

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our amended senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 15 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2019, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2019.

Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period that revisions are determined to be necessary. Actual results may differ from these estimates under different outcomes or conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2019.

The Company faces market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency as to foreign subsidiaries’ revenues, expenses, assets and liabilities. The Company currently does not engage in hedging activities with respect to such exchange rate risks.

Assets and liabilities outside the U.S. are located in regions where the Company has subsidiaries or joint ventures: Central America, South America, North America, Europe Asia, and Australia. The Company’s investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2020, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2020, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Please refer to Note 14 in the accompanying Notes to the Condensed Consolidated Financial Statements for legal updates.

Item 1A.	Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 10, 2020. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors, except for the following:

The Covid-19 pandemic is creating risk, uncertainty and adverse conditions in many industries both here and abroad.  The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Item 2.	Purchases of Equity Securities by the Issuer

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended March 31, 2019 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet. There were no similar purchases during the three months ended March 31, 2020.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 11, 2020	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 11, 2020	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer