Form 10-Q
period 2020-06-30
AMERICAN VANGUARD CORP
filed 2020-08-07
CIK 5981

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,179,139 shares as of July 29, 2020.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$104,555	$113,104	$200,517	$212,780
Cost of sales	64,249	71,451	121,830	129,425
Gross profit	40,306	41,653	78,687	83,355
Operating expenses	33,555	35,362	70,100	70,162
Operating income	6,751	6,291	8,587	13,193
Interest expense, net	1,274	1,925	2,782	3,537
Income before provision for income taxes and loss on equity method investment	5,477	4,366	5,805	9,656
Income tax expense	1,565	1,224	1,360	2,584
Income before loss on equity method investment	3,912	3,142	4,445	7,072
Loss from equity method investment	25	36	38	60
Net income attributable to American Vanguard	$3,887	$3,106	$4,407	$7,012
Earnings per common share—basic	$.13	$.11	$.15	$.24
Earnings per common share—assuming dilution	$.13	$.11	$.15	$.24
Weighted average shares outstanding—basic	29,413	29,001	29,350	28,989
Weighted average shares outstanding—assuming dilution	29,854	29,540	29,904	29,560

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$3,887	$3,106	$4,407	$7,012
Comprehensive income:
Foreign currency translation adjustment	324	657	(8,739)	(1,112)
Comprehensive income (loss)	$4,211	$3,763	$(4,332)	$5,900

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$8,600	$6,581
Receivables:
Trade, net of allowance for doubtful accounts of $2,658 and $2,300, respectively	123,406	136,075
Other	9,324	16,949
Total receivables, net	132,730	153,024
Inventories, net	180,993	163,313
Prepaid expenses	12,502	10,457
Income taxes receivable	1,925	2,824
Total current assets	336,750	336,199
Property, plant and equipment, net	59,161	56,521
Operating lease right-of-use assets	10,034	11,258
Intangible assets, net of amortization	194,357	198,377
Goodwill	41,278	46,557
Other assets	19,754	21,186
Total assets	$661,334	$670,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$217	$1,513
Accounts payable	52,599	64,881
Deferred revenue	4,347	6,826
Accrued program costs	60,264	47,699
Accrued expenses and other payables	9,610	12,815
Operating lease liabilities, current	4,771	4,904
Total current liabilities	131,808	138,638
Long-term debt, net of deferred loan fees	159,407	148,766
Operating lease liabilities, long-term	5,419	6,503
Other liabilities, excluding current installments	10,595	12,890
Deferred income tax liabilities	14,445	19,145
Total liabilities	321,674	325,942
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,229,078 shares at June 30, 2020 and 33,233,614 shares at December 31, 2019	3,324	3,324
Additional paid-in capital	90,994	90,572
Accumulated other comprehensive loss	(14,437)	(5,698)
Retained earnings	277,939	274,118
	357,820	362,316
Less treasury stock at cost, 3,061,040 shares at June 30, 2020 and December 31, 2019	(18,160)	(18,160)
Total stockholders’ equity	339,660	344,156
Total liabilities and stockholders' equity	$661,334	$670,098

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2020

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2019	33,233,614	$3,324	$90,572	$(5,698)	$274,118	3,061,040	$(18,160)	$344,156
Common stock issued under ESPP	22,776	2	350	—	—	—	—	352
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment, net	—	—	—	(9,063)	—	—	—	(9,063)
Stock-based compensation	—	—	1,357	—	—	—	—	1,357
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(67,969)	(7)	(2,522)	—	—	—	—	(2,529)
Net income	—	—	—	—	520	—	—	520
Balance, March 31, 2020	33,188,421	3,319	89,757	(14,761)	274,052	3,061,040	(18,160)	334,207
Foreign currency translation adjustment, net	—	—	—	324	—	—	—	324
Stock-based compensation	—	—	1,188	—	—	—	—	1,188
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	40,657	5	49	—	—	—	—	54
Net income	—	—	—	—	3,887	—	—	3,887
Balance, June 30, 2020	33,229,078	$3,324	$90,994	$(14,437)	$277,939	3,061,040	$(18,160)	339,660

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2019

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, December 31, 2018	32,752,827	$3,276	$83,177	$(4,507)	$262,840	2,902,992	$(15,556)	$329,230
Common stock issued under ESPP	22,441	2	336	—	—	—	—	338
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)
Foreign currency translation adjustment, net	—	—	—	(1,769)	—	—	—	(1,769)
Stock-based compensation	—	—	1,485	—	—	—	—	1,485
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	419,295	42	(930)	—	—	—	—	(888)
Shares repurchased						158,048	(2,604)	(2,604)
Net income	—	—	—	—	3,906	—	—	3,906
Balance, March 31, 2019	33,194,563	3,320	84,068	(6,276)	266,166	3,061,040	(18,160)	329,118
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)
Foreign currency translation adjustment, net	—	—	—	657	—	—	—	657
Stock-based compensation	—	—	1,510	—	—	—	—	1,510
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	9,628	1	36	—	—	—	—	37
Net income	—	—	—	—	3,106	—	—	3,106
Balance, June 30, 2019	33,204,191	$3,321	$85,614	$(5,619)	$268,692	3,061,040	$(18,160)	$333,848

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$4,407	$7,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	9,665	9,233
Amortization of other long-term assets and deferred loan fees	2,104	2,146
Amortization of discounted liabilities	7	—
Provision for bad debts	392	445
Revision of deferred consideration	—	(2,888)
Stock-based compensation	2,545	2,995
Change in deferred income taxes	(1,562)	(572)
Loss from equity method investment	38	60
Net foreign currency adjustment	594	86
Changes in assets and liabilities associated with operations:
Decrease in net receivables	16,421	7,841
Increase in inventories	(21,706)	(27,635)
Increase in prepaid expenses and other assets	(2,297)	(1,844)
Increase in net operating lease liability	7	73
Decrease (increase) in income tax receivable	899	(4,480)
Decrease in accounts payable	(12,351)	(10,224)
Decrease in deferred revenue	(2,431)	(19,438)
Increase in accrued program costs	12,577	11,823
Decrease in other payables and accrued expenses	(3,621)	(6,719)
Net cash provided by (used in) operating activities	5,688	(32,086)
Cash flows from investing activities:
Capital expenditures	(6,386)	(7,216)
Acquisition of business, product lines, and intangible assets	(3,889)	(24,302)
Investments	(1,190)	—
Net cash used in investing activities	(11,465)	(31,518)
Cash flows from financing activities:
Net borrowings under line of credit agreement	10,502	67,800
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(2,123)	(513)
Repurchase of common stock	—	(2,604)
Payment of cash dividends	(1,168)	(1,160)
Net cash provided by financing activities	7,211	63,523
Net increase (decrease) in cash and cash equivalents	1,434	(81)
Effect of exchange rate changes on cash and cash equivalents	585	220
Cash and cash equivalents at beginning of period	6,581	6,168
Cash and cash equivalents at end of period	$8,600	$6,307
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,902	$3,339
Income taxes, net	$1,901	$7,583

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited Condensed Consolidated Financial Statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic has impacted, and will likely impact, its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2020.  At this point in the year, however, the Company can identify a number of effects on its overall performance as a result of the coronavirus. While none of them alone is material, taken together, they would constitute several million dollars in lost sales opportunities and an indeterminate level of profitability. First, while the Company has recorded strong sales of new products, particularly soybean and rice herbicides, the Company believes that those sales would likely have been higher but for the fact that the Company was constrained from holding in-person meetings with existing and potential new customers to promote those products. Second, demand for certain commodities – specifically, corn, potatoes and fruits and vegetables – have experienced a drop from restaurants that have been closed (in whole or in part) due to the coronavirus. This, in turn, has softened demand for some of the Company’s products that are used on those crops and could affect future contracts. Third, local currencies in Brazil, Mexico and Australia have suffered a significant decline in value versus the US dollar during the first half of the year, which, in turn, has affected both sales and to a lesser extent profitability of our international business. While it is not possible to identify all of the reasons for the fluctuation in exchange rates with certainty, it is not unreasonable to include the pandemic among its causes.

Looking forward, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience over the past six months, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

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

Allowance for Credit Losses – The Company maintains an allowance to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. The vast majority of the Company's trade receivables are less than 365 days.

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

Finance leases are immaterial to the Condensed Consolidated Financial Statements. There were no lease transactions with related parties as of June 30, 2020.

The operating lease expense for the three months ended June 30, 2020 and 2019 was $1,396 and $1,400, respectively, and $2,791 and $2,758 for the six months ended June 30, 2020 and 2019, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,382	$1,348	$2,778	$2,685
ROU assets obtained in exchange for new liabilities	$677	$1,682	$1,502	$2,052

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2020 were as follows:

Weighted-average remaining lease term (in years)	3.12
Weighted-average discount rate	3.69%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020, were as follows:

2020 (excluding six months ended June 30, 2020)	$2,659
2021	3,709
2022	2,129
2023	1,005
2024	460
Thereafter	894
Total lease payments	10,856
Less: imputed interest	666
Total	$10,190
Amounts recognized in the Condensed Consolidated Balance Sheets:
Operating lease liabilities, current	$4,771
Operating lease liabilities, long-term	$5,419

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
US crop	$44,670	$47,575	$95,032	$97,845
US non-crop	13,872	16,955	24,865	28,222
Total US	58,542	64,530	119,897	126,067
International	46,013	48,574	80,620	86,713
Total net sales:	$104,555	$113,104	$200,517	$212,780
Timing of revenue recognition:
Goods and services transferred at a point in time	$103,846	$113,104	$199,622	$212,401
Goods and services transferred over time	709	—	895	379
Total net sales:	$104,555	$113,104	$200,517	$212,780

Performance Obligations— A performance obligation is a promise in a contract or sales order to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s sales orders have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the sales orders. For sales orders with multiple performance obligations, the Company allocates the sales order’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. The Company’s performance obligations are satisfied either at a point in time or over time as work progresses.

Contract Balances— The timing of revenue recognition, billings and cash collections may result in deferred revenue. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These liabilities are reported in deferred revenue on the Condensed Consolidated Balance Sheets at the end of each reporting period. The contract assets in the table below are related to royalties earned on certain licenses granted for the use of the Company’s intellectual property, which are recognized at a point in time and remain outstanding as well as customized products without an alternative use.

	June 30, 2020	December 31, 2019
Contract assets	3,200	6,091
Deferred revenue	4,347	6,826

Revenue recognized for the three and six months ended June 30, 2020, that was included in deferred revenue at the beginning of 2020 were $101 and $2,479, respectively.

4. Property, plant and equipment at June 30, 2020 and December 31, 2019 consists of the following:

	June 30, 2020	December 31, 2019
Land	$2,706	$2,706
Buildings and improvements	18,590	18,640
Machinery and equipment	118,056	116,757
Office furniture, fixtures and equipment	6,886	6,228
Automotive equipment	1,646	1,762
Construction in progress	8,981	5,263
Total gross value	156,865	151,356
Less accumulated depreciation	(97,704)	(94,835)
Total net value	$59,161	$56,521

The Company recognized depreciation expense related to property, plant and equipment of $1,839 and $1,577 for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, the Company eliminated $283 from such assets and accumulated depreciation of fully depreciated assets. During the three months ended June 30, 2019, the Company did not eliminate any assets and accumulated depreciation.

The Company recognized depreciation expense related to property, plant and equipment of $3,356 and $3,225 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company eliminated from such assets and accumulated depreciation $396 and $710, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method. The components of inventories consist of the following:

	June 30, 2020	December 31, 2019
Finished products	$168,079	$151,917
Raw materials	12,914	11,396
	$180,993	$163,313

6. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended June 30,
	2020	2019	Change	% Change
Net sales:
US crop	$44,670	$47,575	$(2,905)	-6%
US non-crop	13,872	16,955	(3,083)	-18%
US total	58,542	64,530	(5,988)	-9%
International	46,013	48,574	(2,561)	-5%
Net sales:	$104,555	$113,104	$(8,549)	-8%
Gross profit:
US crop	$21,758	$18,719	$3,039	16%
US non-crop	7,029	8,558	(1,529)	-18%
US total	28,787	27,277	1,510	6%
International	11,519	14,376	(2,857)	-20%
Total gross profit:	$40,306	$41,653	$(1,347)	-3%

	For the six months ended June 30,
	2020	2019	Change	% Change
Net sales:
US crop	$95,032	$97,845	$(2,813)	-3%
US non-crop	24,865	28,222	(3,357)	-12%
US total	119,897	126,067	(6,170)	-5%
International	80,620	86,713	(6,093)	-7%
Net sales:	$200,517	$212,780	$(12,263)	-6%
Gross profit:
US crop	$46,003	$42,214	$3,789	9%
US non-crop	11,748	14,872	(3,124)	-21%
US total	57,751	57,086	665	1%
International	20,936	26,269	(5,333)	-20%
Total gross profit:	$78,687	$83,355	$(4,668)	-6%

7. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US crop and US non-crop chemicals market. These discount Programs represent variable consideration. In accordance with ASC 606, revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter-end, management compares individual sale transactions with Programs to determine what, if any, estimated Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three and six months ended June 30, 2020 and 2019, respectively.

8. The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 9, 2020	March 26, 2020	April 16, 2020	$0.020	$586
December 9, 2019	December 26, 2019	January 9, 2020	$0.020	$582
June 10, 2019	June 28, 2019	July 12, 2019	$0.020	$580
March 6, 2019	March 27, 2019	April 10, 2019	$0.020	$580
December 10, 2018	December 27, 2018	January 10, 2019	$0.020	$580

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to AVD	$3,887	$3,106	$4,407	$7,012
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,413	29,001	29,350	28,989
Dilutive effect of stock options and grants	441	539	554	571
	29,854	29,540	29,904	29,560

For the three and six months ended June 30, 2020 and 2019, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. The Company has a revolving line of credit that is shown as long-term debt on the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. The Company has no short-term debt as of June 30, 2020 and December 31, 2019.  Debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2020	December 31, 2019
Revolving line of credit	$160,000	$149,300
Deferred loan fees	(593)	(534)
Net long-term debt	$159,407	$148,766

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

At June 30, 2020, the Company is compliant with all covenants to its senior credit facility. Based on its performance against the most restrictive covenants in the credit agreement, the Company had the capacity to increase its borrowings by up to $49,420. This compares to an available borrowing capacity of $30,557, as of June 30, 2019 and $26,977 at December 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA including both the trailing twelve-month period and on a proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the Consolidated Funded Debt ratio).

11. Reclassification—Certain items may have been reclassified in the prior period Condensed Consolidated Financial Statements to conform with the June 30, 2020 presentation.

12. Total comprehensive income (loss) includes, in addition to net income, changes in equity that are excluded from the Condensed Consolidated Statements of Operations and are recorded directly into a separate section of stockholders’ equity on the Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2020 and 2019, total comprehensive income (loss) consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period for the three and six months ended June 30, 2020 and 2019.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2020
Restricted Stock	$702	$1,478	$3,861	1.5
Unrestricted Stock	118	241	403	0.9
Performance-Based Restricted Stock	368	826	1,873	1.5
Total	$1,188	$2,545	$6,137

June 30, 2019
Restricted Stock	$981	$1,669	$8,091	2.2
Unrestricted Stock	99	195	385	0.9
Performance-Based Restricted Stock	430	1,131	3,863	2.2
Total	$1,510	$2,995	$12,339

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three and six months ended June 30, 2020 and 2019.

Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three and six months ended June 30, 2020 and 2019 is presented below:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	719,845	$17.67	587,210	$17.59
Granted	4,185	18.63	290,679	17.34
Vested	(213,781)	16.18	(105,582)	15.21
Forfeited	(14,715)	18.08	(6,589)	17.69
Nonvested shares at March 31st	495,534	18.31	765,718	17.77
Granted	43,168	13.45	40,522	13.34
Vested	(37,958)	13.88	(32,771)	13.35
Forfeited	(8,221)	18.64	(21,184)	17.77
Nonvested shares at June 30th	492,523	$18.22	752,285	$17.72

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three and six months ended June 30, 2020 and 2019, respectively is presented below:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	345,432	$16.92	287,077	$16.87
Granted	—	—	137,557	16.47
Additional granted based on performance achievement	76,445	16.56	41,568	12.88
Vested	(184,785)	15.87	(90,872)	14.73
Forfeited	(3,759)	17.23	(3,543)	15.98
Nonvested shares at March 31st	233,333	17.63	371,787	16.81
Forfeited	(2,268)	18.00	(14,022)	17.11
Nonvested shares at June 30th	231,065	$17.63	357,765	$16.80

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three and six months ended June 30, 2020:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	332,823	$9.14
Options exercised	(15,836)	8.83
Balance outstanding, March 31, 2020	316,987	9.16
Options exercised	(9,291)	8.27
Balance outstanding, June 30, 2020	307,696	$9.18

Outstanding at June 30, 2020, summarized by exercise price:

	Outstanding Weighted Average
Exercise Price Per Share	Number of Shares	Remaining Life (Months)	Exercise Price
$7.50	177,650	5	$7.5
$11.32—$14.49	130,046	52	$11.48
	307,696		$9.18

Performance Incentive Stock Option Plan

Activity for the three and six months ended June 30, 2020:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	120,782	$11.49
Options exercised	(3,035)	11.49
Balance outstanding, March 31, 2020 and June 30, 2020	117,747	$11.49

All the performance incentive stock options outstanding as of June 30, 2020 have an exercise price per share of $11.49 and a remaining life of 54 months.

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2019: nevertheless, we republish the following:

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

15. Recent Accounting Standards:

Recent Accounting Standards Adopted:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s Condensed Consolidated Financial Statements.

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

Accounting standards not yet adopted:

In December 2019, the FASB issued ASU no. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU No. 2019-12”). The amendment removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those years with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Condensed Consolidated Financial Statements.

16. Fair Value of Financial Instruments—The accounting standard for fair value measurements provides a framework for measuring fair value and requires certain disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s long-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

The Company has one equity investment classified within Level 1 of the fair value hierarchy. Please refer to Note 18 for further details regarding this investment.

The Company measures its contingent earn-out liabilities in connection with business acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. The following table illustrates the Company’s contingent consideration movements related to its business acquisitions:

Six months ended June 30, 2020
Balance, December 31, 2019	1,243
Payments	(1,227)
Foreign exchange effect	(16)
Balance, June 30, 2020	$—

17. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2019	$(5,698)
FX translation	(9,063)
Balance, March 31, 2020	(14,761)
FX translation	324
Balance, June 30, 2020	$(14,437)

Balance, December 31, 2018	$(4,507)
FX translation	(1,769)
Balance, March 31, 2019	(6,276)
FX translation	657
Balance, June 30, 2019	$(5,619)

18. Equity Investments — The Company has the following equity investments:

Equity Method Investment

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to the Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of June 30, 2020, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus Center. For the three and six months ended June 30, 2020, the Company recognized losses of $25 and $38, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. For the three and six months ended June 30, 2019, the Company recognized losses of $36 and $60, respectively. The Company’s investment in this joint venture amounted to $475 and $698, respectively at June 30, 2020 and 2019.

Other Equity Investments

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2020, the Company’s ownership position in Bi-PA was 15%. The equity securities are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, the Company has elected to alternatively measure this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no observable price changes in the quarters ended June 30, 2020 and 2019. There was no impairment on the investment as of June 30, 2020 and 2019. The investment is not material and is recorded within other assets on the Condensed Consolidated Balance Sheets.

On April 1, 2020, the Company purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $1,214 as of June 30, 2020 and the Company recorded a gain in the amount of $24 for the three and six months ended June 30, 2020, included as a reduction to operating expenses on the Condensed Consolidated Financial Statements.

19. Income Taxes — Income tax expense was $1,565 for the three months ended June 30, 2020, as compared to $1,224 for the comparable period in 2019. The effective tax rate for the quarter was 28.6%, as compared to 28.0% in the same period of the prior year.  Income tax expense was $1,360 for the six months ended June 30, 2020, as compared to $2,584 for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 and 2019 was 23.4% and 26.8%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

For the three and six months ended June 30, 2020, the Company benefited from two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. For the three and six months ended June 30, 2019, the Company’s income taxes were reduced by the discrete benefit of the vesting of stock grants.

The Florida Department of Revenue has been auditing the Company’s state income tax returns for the years ended December 31, 2012 through December 31, 2013 and December 31, 2015 through December 31, 2018. The audit has been substantially completed with no adjustments to the audited tax periods. The Company has also been notified by the Mississippi Department of Revenue of its intent to examine the Company’s state income tax returns for the years ended December 31, 2016 through December 31, 2018. The result of Mississippi’s audit is not determinable since the audit is presently in the initial phase.

20. Share Repurchase Program — On November 5, 2018, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate amount of shares with a total purchase price not to exceed $20,000 of its common stock, par value $0.10 per share, in the open market, depending upon market conditions over the short to mid-term. The Shares Repurchase Program expired on March 8, 2019. During January 2019, the Company purchased 158,048 shares for a total of $2,604 at an average price of $16.48 per share. There were no such purchases during the three and six months ended June 30, 2020.

21. Product and Business Acquisitions – During the year ended December 31, 2019, the Company completed three acquisitions in exchange for a total cash consideration at closing of $37,972, net of cash acquired of $981 and deferred consideration of $3,051. In addition, the Company assumed liabilities of $19,867 and capitalized costs of $14 incurred in the asset acquisition process. The total asset value of $60,904 was allocated as follows: product rights $13,279, trade names $5,452, customer relationships $5,705, goodwill $22,652, working capital and fixed assets $10,432, and indemnification assets $3,384.

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

22. Foreign Currency – The Company incurred net foreign currency transaction losses in the amount of $291 and gains of $172 during the three months ended June 30, 2020 and 2019, respectively. The Company incurred net foreign currency transaction losses in the amount of $1,128 and $86 during the six months ended June 30, 2020 and 2019, respectively. These foreign currency transaction effects are included in operating expenses on the Condensed Consolidated Financial Statements.

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

MANAGEMENT OVERVIEW

The Company’s Operations in the Context of the COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread across the world. To limit the spread of the contagion, governments have taken various actions to slow and otherwise control the spread of the pandemic, including the issuance of stay-at-home orders, social distancing guidelines and border restrictions. At its outset, the Company took swift action to understand, contain and mitigate the risks posed by this pandemic. Specifically, we formed the Pandemic Work Group with a mission to ensure the health and safety of the workforce while ensuring continuity of the business. In the workplace, we have designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptom or may have been in touch with those who have. Further, the group keeps current with local, state, federal and international laws and restrictions that could affect the business; provides real-time information to the workforce; and draws from political commentary and news statements concrete directions on how best to continue operations. We have also prepared contingency plans to permit the continued operation of our factories, in the event that there are critical staffing issues due to attrition. In addition, in April 2020, we amended our credit facility to support future working capital needs (see note 10 to the Condensed Consolidated Financial Statements). Further, we continuously monitor supply chain, transport, logistics and border closures and have reached out to third parties to make clear that we are continuing to operate, that we have our own policies relating to health (e.g., no third party visitors, no face-to-face meetings) and are committed to compliance with COVID-19 policies of our business partners. Our CEO and the Pandemic Work Group are holding weekly “state of the company” calls with the functional heads of our businesses across the globe to ensure that our information is shared in a timely manner and that our direction is clear.

It is important to understand that under applicable federal guidelines (at https://www.cisa.gov), the Company is part of the nation’s “critical infrastructure” and falls within three of the 16 sectors that are specially permitted to operate:  “Food and Agriculture” sector (engaged in “the production of chemicals and other substances used by the food and agriculture industry, including pesticides, herbicides etc.”), the “Chemical” sector (supporting the operation . . . of facilities (particularly those with high risk chemicals . . . whose work cannot be done remotely and requires the presence of highly trained personnel to ensure safe operations”) and the “Public Works and Infrastructure Support Services” sector (in support of public health including pest control and exterminators, landscapers and others who provide services to residences and businesses). In issuing guidance on Coronavirus, President Trump said, “If you work in a critical infrastructure industry, as defined by the Department of Homeland Security, such as healthcare services and pharmaceutical and food supply, you have a special responsibility to maintain your normal work schedule [emphasis added].” We have found that state COVID-19 orders and, indeed, even those of countries in which the outbreak has been most pronounced have consistently excepted food supply as an area essential to the survival of its populations and, as such, had given special permission to companies, such as ours, to continue to operate during the pandemic.

In keeping with our charge to operate as an essential business and by virtue of our efforts to contain and mitigate the risks posed by the pandemic, we have been able to manage our business with minimal disruption during the reporting period. As mentioned earlier (see Note 1 to the Condensed Consolidated Financial Statements), the coronavirus has affected our overall performance to a degree. Lost opportunities for certain new product launches, inability to meet potential new customers face-to-face, reduced demand for commodity crops sold to restaurants, and foreign exchange effects in Brazil, Mexico and Australia, have likely limited the Company’s top-line growth by up to several million dollars and the associated profitability, to an indeterminate degree, since the inception of the pandemic.

Overview of the Company’s Performance

Despite the fact that the pandemic continued in force and increasingly shifted to our primary markets (US, LATAM and Brazil) during the second quarter, the Company’s overall operating results were, on balance, strong. While net sales declined by 8% (to $104,555 in 2020 from $113,104 in 2019), cost of sales dropped even more (by approximately 10% to $64,249 from $71,451), and gross profit declined only 3% ($40,306 v. $41,653). Consequently, gross margin increased to 39% from 37% of net sales due largely to improved factory utilization during the period. Operating expenses decreased quarter-over-quarter by about 5% (to $33,555 in 2020 from $35,362 in 2019). In 2019, operating expenses included benefits from the re-valuation of deferred purchase price consideration ($1,345), and a break-up fee associated with a potential acquisition ($500), which did not recur in 2020. In light of improved factory performance, tighter control of operating expenses (including, for example, reduced product development, research and regulatory expenses and curtailment of travel and entertainment during the pandemic), lower interest rate expenses and a slightly higher effective tax rate, net income for the quarter rose by 25% (to $3,887 in 2020 from $3,106 in 2019). In short, the Company was able to generate higher profitability on an absolute basis, despite a reduced top line in the midst of a global pandemic.

Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2020 and 2019:

	2020	2019	Change	% Change
Net sales:
US crop	$44,670	$47,575	$(2,905)	-6%
US non-crop	13,872	16,955	(3,083)	-18%
Total US	58,542	64,530	(5,988)	-9%
International	46,013	48,574	(2,561)	-5%
Total net sales:	$104,555	$113,104	$(8,549)	-8%
Cost of sales:
US crop	$22,912	$28,592	$(5,680)	-20%
US non-crop	6,843	8,661	(1,818)	-21%
Total US	29,755	37,253	(7,498)	-20%
International	34,494	34,198	296	1%
Total cost of sales:	$64,249	$71,451	$(7,202)	-10%
Gross profit:
US crop	$21,758	$18,719	$3,039	16%
US non-crop	7,029	8,558	(1,529)	-18%
Total US	28,787	27,277	1,510	6%
International	11,519	14,376	(2,857)	-20%
Total gross profit	$40,306	$41,653	$(1,347)	-3%
Gross margin:
US crop	49%	39%
US non-crop	51%	50%
Total US	49%	42%
International	25%	30%
Total gross margin	39%	37%

Our domestic crop business recorded net sales that were about 6% lower than those of second quarter 2019 ($44,670 v. $47,575). When viewed by type of product and crop, sales were mixed. In general, during the second quarter, the distribution channel adopted conservative procurement practices in light of the COVID-19 pandemic, price trends for crop commodities prices and concerns relating to near-term export demand. Sales of our lower-margin burn-down herbicide Parazone® and our fungicide Equus® decreased during the quarter. In addition, a significant decline in planted cotton acres from lower commodity prices resulted in a drop in net sales of our foliar insecticide Bidrin. Further, our Impact® post-emergent herbicide generated reduced sales. Partially offsetting these reductions, are our recently acquired herbicide products Classic®, First Rate® and Python®, used primarily on soybeans, all contributed positively during the period. Further, net sales of our corn soil insecticides, led by our premium brand Aztec®, were higher during the quarter.

Cost of sales within the domestic crop business was considerably lower than the second quarter of 2019, generating a 16% increase in gross profit (from $18,719 to $21,758). This improvement rose from increased sales of recently introduced, higher margin products and improved factory performance. As a result, gross profit margin rose to 49% for our crop business during the second quarter as compared to 39% for the comparable period last year.

Our domestic non-crop business showed decreased net sales (down about 18% to $13,872 from $16,955) quarter-over-quarter. In this category, our Dibrom® mosquito adulticide sales accounted for more than the entire decline, influenced by timing shifts in customer procurement relative to the prior year. Partially offsetting this decline, we received increased royalty fees for our Envance essential oil technology as compared to the second quarter of 2019. We expect to recognize additional royalty fees during the remaining quarters of 2020 and in future years. Net sales from our OHP nursery and ornamental business were flat with last year, as demand for homeowner garden and landscape products in big box stores remained steady in spite of pandemic restrictions at retail locations around the country.

Cost of sales within the domestic non-crop business declined by about 21% (from $8,661 to $6,843) quarter-over-quarter. This decrease was influenced by quarterly product mix with a portion of sales coming from the Envance natural oils licensing fees which carry no cost of goods component. Gross profit for domestic non-crop decreased by 18% (from $8,558 in 2019 to $7,029 in 2020); by contrast, gross profit margin for the non-crop business increased to 51% for the quarter as compared to 50% during the second quarter of 2019.

Net sales of our international businesses were down by about 5% during the period ($46,013 in 2020 v. $48,574 in 2019). Several factors contributed to this result. In Europe, sales of our Mocap® insecticide dropped sharply in connection with the phase-out of that product following the cancellation of its registration in the EU. Sales performance was down about 5% in Central America largely due to difficulties experienced with in-field sales restrictions from the COVID-19 pandemic. Mexico sales reflected steady demand for granular insecticides, bromacil herbicides and soil fumigants, offset by some sales that were missed due to production difficulties at our regional toll manufacturer. In Brazil, net sales declined due to portfolio streamlining (to optimize our sales resources) and delays in procurement arising from economic uncertainty. The performances of our Brazilian and Mexican businesses were further affected by a devaluation in the Brazilian real and the Mexican peso.

Cost of sales in our international business increased slightly (about 1%) from $34,198 in 2019 to $34,494 in 2020. Gross profit for International declined by approximately 20% from $14,376 in 2019 to $11,519 in 2020, and gross profit margin dropped from 30% in 2019 to 25% in the second quarter of 2020.

On a consolidated basis, gross profit for the quarter decreased by 3% (from $41,653 in 2019 to $40,306 in 2020). However, the change in mix described above had the impact of increasing gross margin percentage by approximately 2% and included a much improved quarter-over-quarter factory performance. Overall gross margin percentage improved to 39% in the quarter, as compared to 37% in the quarter of the prior year.

Operating expenses decreased by $1,807 to $33,555 for the three months ended June 30, 2020, as compared to the same period in 2019. The differences in operating expenses by department are as follows:

	2020	2019	Change	% Change
Selling	$10,031	$11,770	$(1,739)	-15%
General and administrative	10,491	9,182	1,309	14%
Research, product development and regulatory	6,104	6,856	(752)	-11%
Freight, delivery and warehousing	6,929	7,554	(625)	-8%
	$33,555	$35,362	$(1,807)	-5%

•

Selling expenses decreased by $1,739 to end at $10,031 in the three months ended June 30, 2020 as compared to the same period of the prior year. The main drivers were the reduction in advertising and promotion costs, the favorable impact of lower foreign currency exchange rates (as they relate to operating expenses of certain foreign subsidiaries) and decreased travel and entertainment expenses across all of our global operating subsidiaries, as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses increased by $1,309 to end at $10,491 for the three months ended June 30, 2020, as compared to the same period of 2019. In 2019, operating expenses included beneficial adjustments to the fair value of acquisition related deferred consideration liabilities ($1,345) and a break-up fee associated with a potential acquisition ($500). There were no similar benefits recorded in the second quarter of 2020. These comparative increases were partially offset by lower legal expenses and by reduced travel and entertainment expenses as a result of the COVID-19 pandemic

•

Research, product development costs and regulatory expenses decreased by $752 to end at $6,104 for the three months ended June 30, 2020, as compared to the same period of 2019. The main drivers were decreases in our product defense and product development costs, primarily resulting from general delays in activities with third party service providers caused by pandemic related disruption.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2020 were $6,929 or 6.6% of sales as compared to $7,554 or 6.7% of sales for the same period in 2019. This change in cost was primarily driven by the reduced overall sales volume recorded in 2020, as compared to the same period of the prior year.

Interest costs net of capitalized interest were $1,274 during the three months ended June 30, 2020, as compared to $1,925 in the same period of 2019. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$185,989	$1,248	2.7%	$178,616	$1,908	4.3%
Amortization of deferred loan fees	—	80	—	—	53	—
Amortization of other deferred liabilities	—	3	—	—	—	—
Other interest (income) expense	—	26	—	—	47	—
Subtotal	185,989	1,357	2.9%	178,616	2,008	4.5%
Capitalized interest	—	(83)	—	—	(83)	—
Total	$185,989	$1,274	2.7%	$178,616	$1,925	4.3%

The Company’s average overall debt for the three months ended June 30, 2020 was $185,989, as compared to $178,616 for the three months ended June 30, 2019. During the quarter, we continued to focus on managing our working capital for our expanded business and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.7% for the three months ended June 30, 2020, as compared to 4.3% in 2019. The lower interest cost recorded in the three months ended June 30, 2020, as compared to the same period of the prior year, was substantially due to lower interest rates on borrowings in the US, which was part of Federal Government efforts to stimulate the overall economy.

Income tax expense was $1,565 for the three months ended June 30, 2020, as compared to $1,224 for the comparable period in 2019. The effective tax rate for the quarter was 28.6%, as compared to 28.0% in the same period of the prior year. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The increase in effective tax rate is primarily driven by the mix of our domestic and international income.

During the three months ended June 30, 2020 and 2019, we recognized losses of $25 and $36, respectively, on our investment in the Hong Kong joint venture, which is a 50% owned equity investment.

Our overall net income for the three months ended June 30, 2020 was $3,887 or $0.13 per basic and diluted share, as compared to $3,106 or $0.11 per basic and diluted share in the same period of 2019.

Six Months Ended June 30, 2020 and 2019:

Overview of the Company’s Performance

The first six months of 2020 were shaped, in part, by the advent of the coronavirus, which expanded with increasing effect into regions primarily served by the Company. Domestic markets within our industry were slowed during the first quarter but gained traction in the second. By contrast, our international businesses enjoyed greater consistency during the first quarter and saw softer markets in the second. All told, the Company’s overall operating results for the first six months of 2020 declined as compared with those of the same period of 2019. Net sales were down about 6% ($200,517 compared to $212,780) and gross profit was down 6% ($78,687 v. $83,355). Gross margin remained the same at 39% of net sales, and operating expenses were essentially flat ($70,100 v. $70,162). Net income ended at $4,407, as compared to $7,012 for the same period of 2019.

On a consolidated basis, with domestic sales down 5% and international sales down by about 7%, overall net sales were down by about 6% (or $12,263). Cost of sales were down 6% on an absolute basis, while, as a percent of net sales, they remained at 61%. Factory performance was improved during the first half of 2020 as compared to that of 2019. These factors, taken together, yielded a decline in gross profit of $4,668. In the first half of 2020 operating expenses remained flat on an absolute basis, with considerably lower sales and marketing expenditures due largely to reduced travel and entertainment activities and customer visit limitations caused by restrictions in place related to the pandemic. Operating expenses as a percent of net sales rose from 33% to 35% for the period. It should be noted that, during the first half of 2019, the Company benefitted from a credit of about $2,888 relating to deferred purchase price consideration, and no such credit was recorded in 2020. Consequently, operating income for the period decreased by $4,606. After significantly lower interest expense and a higher overall effective tax rate, net income for the period declined to $4,407 from $7,012 during the first half of the prior year. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Six months ended June 30, 2020 and 2019

	2020	2019	Change	% Change
Net sales:
US crop	$95,032	$97,845	$(2,813)	-3%
US non-crop	24,865	28,222	(3,357)	-12%
Total US	119,897	126,067	(6,170)	-5%
International	80,620	86,713	(6,093)	-7%
Total net sales:	$200,517	$212,780	$(12,263)	-6%
Cost of sales:
US crop	$49,029	$55,027	$(5,998)	-11%
US non-crop	13,117	13,929	(812)	-6%
Total US	62,146	68,956	(6,810)	-10%
International	59,684	60,289	(605)	-1%
Total cost of sales:	$121,830	$129,245	$(7,415)	-6%
Gross profit:
US crop	$46,003	$42,214	$3,789	9%
US non-crop	11,748	14,872	(3,124)	-21%
Total US	57,751	57,086	665	1%
International	20,936	26,269	(5,333)	-20%
Total gross profit	$78,687	$83,355	$(4,668)	-6%
Gross margin:
US crop	48%	43%
US non-crop	47%	53%
Total US	48%	45%
International	26%	30%
Total gross margin	39%	39%

Our domestic crop business recorded net sales that were about 3% below than those of first half of 2019 ($95,032 v. $97,845). When viewed by type of product and crop, sales were mixed. During the first half, we saw careful procurement patterns in the domestic market, as low crop commodity prices and concerns about near-term demand from Asia caused growers and retailers to purchase crop protection inputs at a cautious and deliberate pace. Also, with a significant decline in planted cotton acres (relating to lower commodity prices), we experienced a first half drop in net sales of Bidrin® products. We also saw a (first quarter) decrease in sales of our NAA plant growth regulator used primarily on tree nuts and pome fruits, which arose in large part from timing of orders by certain of our larger customers. Partially offsetting these declines, soil fumigants posted a 17% increase during the first six months of 2020 due to strong performance in the first quarter, as drier weather conditions in California and the Pacific Northwest facilitated more widespread product application than had been the case early in 2019. With respect to our corn products, net sales of corn soil insecticides, including Aztec®, SmartChoice® and Counter®, were up in the first half, while our Impact® herbicide experienced decreased sales in part as a result of some product formulation issues that were substantially resolved during the quarter. Recently acquired products, including our rice herbicide Arroz®, our soybean herbicides (FirstRate, Classic and Python) and our miticide Stifle, added a strong incremental upside during the first half of the year.

Cost of sales within the domestic crop business declined 11%, as compared to the first six months of 2019, driven by mix of products, including the recently acquired products detailed above, and the improved factory performance in the first half of 2020, as compared to the same period of 2019. As a result, gross profit rose by about 9% (from $42,214 to $46,003).

Our domestic non-crop business recorded a decrease in net sales (down about 12% to $24,865 from $28,222) versus the first half of 2019. In this category, our Dibrom® mosquito adulticide sales declined significantly, influenced by relatively full channel inventories and timing shifts in customer procurement and relatively low pest pressure for the first half of the year. We expect demand for Dibrom will strengthen during the balance of 2020 with tropical storm activity predicted to intensify. Royalty fees for our Envance essential oil technology were comparable to the first half of last year; and we expect to recognize additional license fees and royalties during the balance of 2020. Driven by first quarter performance, our OHP nursery and ornamental business posted increased sales, as demand for homeowner garden and landscape products in big box stores remained strong in spite of pandemic restrictions at retail locations.

Cost of sales within the domestic non-crop business declined by about 6% (from $13,929 to $13,117) during the first half of 2020 versus the comparable period in 2019. Gross profit for domestic non-crop decreased by 21% (from $14,872 in 2019 to $11,748 in 2020) due primarily to lower sales of our highly profitable Dibrom mosquito adulticide.

Net sales of our international businesses were down by about 7% during the period ($80,620 in 2020 v. $86,713 in 2019). Several factors contributed to this result. In Europe, sales of our Mocap® insecticide declined during the phase-out of that product following the cancellation of its registration in the EU. In Canada, we experienced a sharp decline in Assure II sales as a result of intense second quarter price competition; the Company elected to maintain brand value rather than match the downward price trend.  Sales performance was down slightly in Central America resulting from COVID-19 limitations on in-person/field sales & marketing efforts. Mexico posted improved sales with continuing demand for granular insecticides, bromacil herbicides, and soil fumigants for use on high-value vegetable crops. In Brazil, net sales declined due to lower first half disease pressure in soybeans (reducing demand for our fungicide products), portfolio streamlining and delays in procurement arising from uncertainty relating to the economy and the spread of the pandemic. The performances of our Brazilian and Mexican businesses, as reported in our Condensed Consolidated Financial Statements, were further affected by a devaluation in the Brazilian real and the Mexican peso. The average exchange rate of the Brazilian real and the Mexican peso decreased by approximately 21% and 11% for the six month period ended June 30, 2020 compared to the same period in the prior year.

Cost of sales in our international business decreased by 1% (from $60,289 in 2019 to $59,684 in 2020) primarily driven by mix and currency changes. Gross profit for the international businesses dropped by about 20% (from $26,269 in 2019 to $20,936 in 2020). This resulted from reduced sales of certain high margin products, including Mocap insecticide, Bromacil and Assure II herbicides. In addition, we experienced higher sales of low-margin products from our business in Australia.

On a consolidated basis, gross profit for the six months of 2020 decreased by 6% (from $83,355 in 2019 to $78,687 in 2020), as a result of reduced sales volumes detailed above. Factory performance was significantly better in the first six months of 2020, as compared to the same period of 2019. Gross margin performance, when expressed as a percentage of sales, remained flat at 39%.

Operating expenses decreased by $62 to $70,100 for the six months ended June 30, 2020, as compared to the same period in 2019. The differences in operating expenses by department are as follows:

	2020	2019	Change	% Change
Selling	$20,505	$22,697	$(2,192)	-10%
General and administrative	22,996	20,473	2,523	12%
Research, product development and regulatory	12,257	12,539	(282)	-2%
Freight, delivery and warehousing	14,342	14,453	(111)	-1%
	$70,100	$70,162	$(62)	0%

•

Selling expenses decreased by $2,192 to end at $20,505 for the six months ended June 30, 2020, as compared to the same period of 2019. The main drivers were the reduction in advertising and promotion costs, the favorable impact of lower foreign currency exchange rates (as they relate to the translation of operating expenses of certain foreign subsidiaries) and decreased travel and entertainment activities across our global operating subsidiaries, as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses increased by $2,523 to end at $22,996 for the six months ended June 30, 2020, as compared to the same period of 2019. In 2019, operating expenses included beneficial adjustments related to the fair value of acquisition related deferred consideration liabilities ($2,888) and a break-up fee associated with a potential acquisition ($500). There were no similar benefits recorded in the second quarter of 2020. The increase also includes foreign exchange transaction losses experienced by our foreign subsidiaries. These increases were partially offset by decreases associated with reduced incentive compensation reflecting our financial performance during the first six months of 2020, reduced legal expenses, and from reduced travel and entertainment expenses in response to the COVID-19 pandemic.

•

Research, product development costs and regulatory expenses decreased by $282 to end at $12,257 for the six months ended June 30, 2020, as compared to the same period of 2019. The main drivers were decreases in our product defense and product development costs.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2020 were $14,342 or 7.2% of sales as compared to $14,453 or 6.8% of sales for the same period in 2019. This change reflects lower overall sales offset by a change in the mix of product shipped and associated delivery destinations during the period.

Interest costs net of capitalized interest were $2,782 in the first six months of 2020, as compared to $3,537 in the same period of 2019. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$175,475	$2,744	3.1%	$160,782	$3,485	4.3%
Amortization of deferred loan fees	—	139	—	—	103	—
Amortization of other deferred liabilities	—	6	—	—	—	—
Other interest (income) expense	—	57	—	—	59	—
Subtotal	175,475	2,946	3.4%	160,782	3,647	4.5%
Capitalized interest	—	(164)	—	—	(110)	—
Total	$175,475	$2,782	3.2%	$160,782	$3,537	4.4%

The Company’s average overall debt for the six months ended June 30, 2020 was $175,475, as compared to $160,782 for the six months ended June 30, 2019. During the period, we continued to focus on our usage of revolving debt, while funding working capital for the newly acquired products and businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 3.1% for the six months ended June 30, 2020, as compared to 4.3% in 2019.

Income tax expense decreased by $1,224 to end at $1,360 for the six months ended June 30, 2020, as compared to income tax expense of $2,584 for the comparable period in 2019. The effective tax rate for the six months ended June 30, 2020 was 23.4%, which included two discrete income tax benefits during the six months ended June 30, 2020. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. During the six months ended June 30, 2019, the Company’s effective tax rate was 26.8%. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the six months ended June 30, 2020 and 2019, the Company recognized losses of $38 and $60, respectively, on its investment in the Hong Kong joint venture which is a 50% owned equity investment.

Our overall net income for the six months ended June 30, 2020 was $4,407 or $0.15 per basic and diluted share, as compared to $7,012 or $0.24 per basic and diluted share in the same period of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided net cash of $5,688 during the six months ended June 30, 2020, as compared to utilizing $32,086 during the six months ended June 30, 2019. Included in the $5,688 are net income of $4,407, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $11,776, and provision for bad debts in the amount of $392. Also included are stock-based compensation of $2,545, losses from equity method investment of $38, decrease in deferred income taxes of $1,562 and net foreign currency adjustment of $594. These together provided net cash inflows of $18,190, as compared to $18,517 for the same period of 2019.

During the six months of 2020, the Company increased working capital by $7,381, as compared to an increase of $48,935 during the same period of the prior year. Included in this change: inventories increased by $21,706 (normal at this point in the season), as compared to $27,635 for the first half of 2019. Deferred revenue decreased by $2,431, as compared to $19,438 in the same period of 2019, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances decreased by $12,351, as compared to $10,224 in the same period of 2019, reflecting slower production activity this year in efforts to control inventory level. Accounts receivables decreased by $16,421, as compared to $7,841 in the same period of 2019. Prepaid expenses increased by $2,297, as compared to $1,844 in the same period of 2019. Income tax receivable net decreased by $899, as compared to an increase by $4,480 in the prior year. Accrued programs increased by $12,577, as compared to $11,823 in the prior year. The change reflected some changes in product mix and domestic programs. Finally, other payables and accrued expenses decreased by $3,621, as compared to $6,719 in the prior year as a result of the reduced incentive compensation accrual.

With regard to our program accrual, the increase (as noted above) primarily reflects our mix of sales and customers in the first six months of 2020, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the six months of 2020, the Company made accruals for programs in the amount of $33,336 and made payments in the amount of $20,771. During the first six months of the prior year, the Company made accruals in the amount of $29,220 and made payments in the amount of $17,397.

Cash used for investing activities was $11,465 for the six months ended June 30, 2020, as compared to $31,518 for the six months ended June 30, 2019. The Company spent $6,386 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure and $5,079 on investments and intangible assets.

During the six months ended June 30, 2020, financing activities provided $7,211, as compared to $63,523 for the same period of the prior year. This is principally from the reduced borrowings on the Company’s senior credit facility. In the first half of 2020, the Company paid dividends to stockholders amounting to $1,168, as compared to $1,160 in the same period of 2019.

The Company has a revolving line of credit that is shown as long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2020	December 31, 2019
Revolving line of credit	$160,000	$149,300
Deferred loan fees	(593)	(534)
Net long-term debt	$159,407	$148,766

At June 30, 2020, the Company is compliant with all covenants to its Senior Credit Facility. Based on its performance against the most restrictive covenants in the Credit Agreement (see, supra Note 10), the Company had the capacity to increase its borrowings by up to $49,420, according to the terms thereof. This compares to an available borrowing capacity of $30,557 as of June 30, 2019 and $26,977 at December 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and on a proforma basis arising from acquisitions, (2) net borrowings, (3) the leverage covenant (the Consolidated Funded Debt Ratio).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2019, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2019, except for the adoption of Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, along with related clarifications and improvements.

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

As of June 30, 2020, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2020, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

The Covid-19 pandemic is creating risk, uncertainty and adverse conditions in many industries both here and abroad.  The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic has impacted and may, in the future, impact its customers, business partners, and employees. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2020, the coronavirus did have the effect of limiting sales on new product launches, limiting interactions with potential new customers, reducing demand for products used on crops that are purchased by restaurants, and negatively impacted foreign currency exchange rates in Brazil, Mexico and Australia. The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows in future reporting due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Item 2.	Purchases of Equity Securities by the Issuer

The table below summarizes the number of shares of our common stock that were repurchased during the six months ended June 30, 2019 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s Condensed Consolidated Balance Sheets.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 7, 2020	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: August 7, 2020	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer