Form 10-Q
period 2020-09-30
AMERICAN VANGUARD CORP
filed 2020-11-09
CIK 5981

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,287,577 shares as of October 29, 2020.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Net sales	$117,439	$124,884	$317,956	$337,664
Cost of sales	74,174	77,421	196,004	206,846
Gross profit	43,265	47,463	121,952	130,818
Operating expenses	38,782	40,677	108,882	110,839
Operating income	4,483	6,786	13,070	19,979
Interest expense, net	1,022	2,070	3,804	5,606
Income before provision for income taxes and loss on equity method investment	3,461	4,716	9,266	14,373
Income tax expense	492	1,474	1,852	4,059
Income before loss on equity method investment	2,969	3,242	7,414	10,314
Loss from equity method investment	42	89	80	149
Net income attributable to American Vanguard	$2,927	$3,153	$7,334	$10,165
Earnings per common share—basic	$.10	$.11	$.25	$.35
Earnings per common share—assuming dilution	$.10	$.11	$.25	$.34
Weighted average shares outstanding—basic	29,501	29,057	29,401	29,013
Weighted average shares outstanding—assuming dilution	29,973	29,650	29,926	29,591

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,927	$3,153	$7,334	$10,165
Comprehensive income:
Foreign currency translation adjustment	(83)	(1,080)	(8,822)	(2,192)
Comprehensive income (loss)	$2,844	$2,073	$(1,488)	$7,973

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$9,581	$6,581
Receivables:
Trade, net of allowance for doubtful accounts of $3,046 and $2,300, respectively	145,374	136,075
Other	9,064	16,949
Total receivables, net	154,438	153,024
Inventories, net	176,287	163,313
Prepaid expenses	10,738	10,457
Income taxes receivable	1,972	2,824
Total current assets	353,016	336,199
Property, plant and equipment, net	59,801	56,521
Operating lease right-of-use assets	12,128	11,258
Intangible assets, net of amortization	191,133	198,377
Goodwill	40,737	46,557
Other assets	18,926	21,186
Total assets	$675,741	$670,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$210	$1,513
Accounts payable	61,283	64,881
Deferred revenue	5,689	6,826
Accrued program costs	67,745	47,699
Accrued expenses and other payables	11,266	12,815
Operating lease liabilities, current	4,312	4,904
Total current liabilities	150,505	138,638
Long-term debt, net of deferred loan fees	149,362	148,766
Operating lease liabilities, long-term	7,979	6,503
Other liabilities, excluding current installments	9,087	12,890
Deferred income tax liabilities	14,014	19,145
Total liabilities	330,947	325,942
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,337,075 shares at September 30, 2020 and 33,233,614 shares at December 31, 2019	3,335	3,324
Additional paid-in capital	93,273	90,572
Accumulated other comprehensive loss	(14,520)	(5,698)
Retained earnings	280,866	274,118
	362,954	362,316
Less treasury stock at cost, 3,061,040 shares at September 30, 2020 and December 31, 2019	(18,160)	(18,160)
Total stockholders’ equity	344,794	344,156
Total liabilities and stockholders' equity	$675,741	$670,098

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2019	33,233,614	$3,324	$90,572	$(5,698)	$274,118	3,061,040	$(18,160)	$344,156
Common stock issued under ESPP	22,776	2	350	—	—	—	—	352
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment, net	—	—	—	(9,063)	—	—	—	(9,063)
Stock-based compensation	—	—	1,357	—	—	—	—	1,357
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(67,969)	(7)	(2,522)	—	—	—	—	(2,529)
Net income	—	—	—	—	520	—	—	520
Balance, March 31, 2020	33,188,421	3,319	89,757	(14,761)	274,052	3,061,040	(18,160)	334,207
Foreign currency translation adjustment, net	—	—	—	324	—	—	—	324
Stock-based compensation	—	—	1,188	—	—	—	—	1,188
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	40,657	5	49	—	—	—	—	54
Net income	—	—	—	—	3,887	—	—	3,887
Balance, June 30, 2020	33,229,078	3,324	90,994	(14,437)	277,939	3,061,040	(18,160)	339,660
Common stock issued under ESPP	26,892	3	366	—	—	—	—	369
Foreign currency translation adjustment, net	—	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	1,231	—	—	—	—	1,231
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	81,105	8	682	—	—	—	—	690
Net income	—	—	—	—	2,927	—	—	2,927
Balance, September 30, 2020	33,337,075	$3,335	$93,273	$(14,520)	$280,866	3,061,040	$(18,160)	$344,794

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, December 31, 2018	32,752,827	$3,276	$83,177	$(4,507)	$262,840	2,902,992	$(15,556)	$329,230
Common stock issued under ESPP	22,441	2	336	—	—	—	—	338
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)
Foreign currency translation adjustment, net	—	—	—	(1,769)	—	—	—	(1,769)
Stock-based compensation	—	—	1,485	—	—	—	—	1,485
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	419,295	42	(930)	—	—	—	—	(888)
Shares repurchased						158,048	(2,604)	(2,604)
Net income	—	—	—	—	3,906	—	—	3,906
Balance, March 31, 2019	33,194,563	3,320	84,068	(6,276)	266,166	3,061,040	(18,160)	329,118
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(580)	—	—	(580)
Foreign currency translation adjustment, net	—	—	—	657	—	—	—	657
Stock-based compensation	—	—	1,510	—	—	—	—	1,510
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	9,628	1	36	—	—	—	—	37
Net income	—	—	—	—	3,106	—	—	3,106
Balance, June 30, 2019	33,204,191	3,321	85,614	(5,619)	268,692	3,061,040	(18,160)	333,848
Common stock issued under ESPP	24,788	3	375					378
Cash dividends on common stock ($0.02 per share)					(582)			(582)
Foreign currency translation adjustment, net	—	—	—	(1,080)	—	—	—	(1,080)
Stock-based compensation	—	—	2,164	—	—	—	—	2,164
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	6,959	1	104	—	—	—	—	105
Net income	—	—	—	—	3,153	—	—	3,153
Balance, September 30, 2019	33,235,938	$3,325	$88,257	$(6,699)	$271,263	3,061,040	$(18,160)	$337,986

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine-Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,334	$10,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	14,584	13,892
Amortization of other long-term assets and deferred loan fees	3,185	3,174
Amortization of discounted liabilities	9	41
Provision for bad debts	777	728
Revision of deferred consideration	—	(3,539)
Stock-based compensation	3,776	5,159
Change in deferred income taxes	(1,757)	(459)
Change in investment fair value	(281)	—
Loss from equity method investment	80	149
Net foreign currency adjustment	(711)	550
Changes in assets and liabilities associated with operations:
Increase in net receivables	(5,089)	(15,839)
Increase in inventories	(16,941)	(19,713)
Increase in prepaid expenses and other assets	(532)	(849)
Decrease (increase) in income tax receivable	873	(4,477)
Increase in net operating lease liability	14	117
Decrease in accounts payable	(1,759)	(5,548)
Decrease in deferred revenue	(1,079)	(19,800)
Increase in accrued program costs	20,058	20,163
Decrease in other payables and accrued expenses	(3,344)	(4,967)
Net cash provided by (used in) operating activities	19,197	(21,053)
Cash flows from investing activities:
Capital expenditures	(8,988)	(10,546)
Acquisition of business, product lines, and intangible assets	(3,942)	(31,836)
Investment	(1,190)	—
Net cash used in investing activities	(14,120)	(42,382)
Cash flows from financing activities:
Net borrowings under line of credit agreement	377	68,200
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(1,064)	(30)
Repurchase of common stock	—	(2,604)
Payment of cash dividends	(1,168)	(1,741)
Net cash (used in) provided by financing activities	(1,855)	63,825
Net increase (decrease) in cash and cash equivalents	3,222	390
Effect of exchange rate changes on cash and cash equivalents	(222)	(671)
Cash and cash equivalents at beginning of period	6,581	6,168
Cash and cash equivalents at end of period	$9,581	$5,887
Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,960	$5,524
Income taxes, net	$2,868	$8,066

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. The accompanying unaudited Condensed Consolidated Financial Statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic has impacted, and will likely impact, its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three- and nine-months ended September 30, 2020. At this point in the year, however, the Company can identify a number of effects on its overall performance as a result of the coronavirus. While none of them alone is material, taken together, they would constitute several million dollars in lost sales opportunities and an indeterminate level of profitability. First, while the Company has recorded strong sales of new products, particularly soybean and rice herbicides, the Company believes that those sales would likely have been higher but for the fact that the Company was constrained from holding in-person meetings with existing and potential new customers to promote those products. Second, demand for certain commodities – specifically, corn, potatoes and fruits and vegetables – have experienced a drop from restaurants that have been closed (in whole or in part) due to the coronavirus. This, in turn, has softened demand for some of the Company’s products that are used on those crops and could affect future contracts. Third, local currencies in Brazil, Mexico and Australia suffered a significant decline in value versus the US dollar during the first quarter of the year, which, in turn, has affected both sales and to a lesser extent profitability of our international business. These key currencies (from the Company’s perspective) have somewhat stabilized at new lower levels during the second and third quarter of the year. We do not know what movements in key rates to expect for the balance of 2020 and beyond. Further, while it is not possible to identify all of the reasons for the fluctuation in exchange rates with certainty, it is not unreasonable to include the pandemic among its causes.

Looking forward, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience over the past nine-months, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

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

Finance leases are immaterial to the Condensed Consolidated Financial Statements. There were no lease transactions with related parties as of September 30, 2020.

The operating lease expense for the three-months ended September 30, 2020 and 2019 was $1,396 and $1,387, respectively, and $4,188 and $4,145 for the nine-months ended September 30, 2020 and 2019, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	For the Three- months ended September 30, 2020	For the Three- months ended September 30, 2019	For the Nine- months ended September 30, 2020	For the Nine- months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,399	$1,343	$4,177	$4,029
ROU assets obtained in exchange for new liabilities	$3,393	$1,066	$4,895	$3,119

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2020 were as follows:

Weighted-average remaining lease term (in years)	4.62
Weighted-average discount rate	3.81%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020, were as follows:

2020 (excluding nine-months ended September 30, 2020)	$1,364
2021	4,003
2022	2,464
2023	1,677
2024	1,065
Thereafter	2,925
Total lease payments	13,498
Less: imputed interest	1,207
Total	$12,291
Amounts recognized in the Condensed Consolidated Balance Sheets:
Operating lease liabilities, current	$4,312
Operating lease liabilities, long-term	$7,979

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

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Net sales:
US crop	$48,361	$55,072	$148,630	$158,068
US non-crop	18,251	18,995	37,881	42,068
Total US	66,612	74,067	186,511	200,136
International	50,827	50,817	131,445	137,528
Total net sales	$117,439	$124,884	$317,956	$337,664
Timing of revenue recognition:
Goods and services transferred at a point in time	$116,333	$124,884	$315,954	$337,285
Goods and services transferred over time	1,106	—	2,002	379
Total net sales	$117,439	$124,884	$317,956	$337,664

Performance Obligations— A performance obligation is a promise in a contract or sales order to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC 606”), Revenue From Contracts with Customers. A transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s sales orders have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the sales orders. For sales orders with multiple performance obligations, the Company allocates the sales order’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. The Company’s performance obligations are satisfied either at a point in time or over time as work progresses.

Contract Balances— The timing of revenue recognition, billings and cash collections may result in deferred revenue. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues. These liabilities are reported in deferred revenue on the Condensed Consolidated Balance Sheets at the end of each reporting period. The contract assets in the table below are related to royalties earned on certain licenses granted for the use of the Company’s intellectual property, which are recognized at a point in time and remain outstanding, as well as customized products without an alternative use.

	September 30, 2020	December 31, 2019
Contract assets	$3,200	$6,091
Deferred revenue	$5,689	$6,826

Revenue recognized for the three- and nine-months ended September 30, 2020, that was included in deferred revenue at the beginning of 2020 was $94 and $2,573, respectively.

4. Property, plant and equipment at September 30, 2020 and December 31, 2019 consists of the following:

	September 30, 2020	December 31, 2019
Land	$2,706	$2,706
Buildings and improvements	18,629	18,640
Machinery and equipment	119,920	116,757
Office furniture, fixtures and equipment	6,954	6,228
Automotive equipment	1,656	1,762
Construction in progress	9,316	5,263
Total gross value	159,181	151,356
Less accumulated depreciation	(99,380)	(94,835)
Total net value	$59,801	$56,521

The Company recognized depreciation expense related to property, plant and equipment of $1,878 and $1,571 for the three- months ended September 30, 2020 and 2019, respectively. During the three-months ended September 30, 2020, the Company eliminated $205 from such assets and accumulated depreciation of fully depreciated assets. During the three-months ended September 30, 2019, the Company eliminated $8 from assets and accumulated depreciation of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $5,235 and $4,796 for the nine-months ended September 30, 2020 and 2019, respectively. During the nine-months ended September 30, 2020 and 2019, the Company eliminated from such assets and accumulated depreciation $601 and $718, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost methods. The components of inventories consist of the following:

	September 30, 2020	December 31, 2019
Finished products	$163,356	$151,917
Raw materials	12,931	11,396
	$176,287	$163,313

6. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three-months ended September 30,
	2020	2019	Change	% Change
Net sales:
US crop	$48,361	$55,072	$(6,711)	-12%
US non-crop	18,251	18,995	(744)	-4%
US total	66,612	74,067	(7,455)	-10%
International	50,827	50,817	10	0%
Net sales	$117,439	$124,884	$(7,445)	-6%
Gross profit:
US crop	$20,146	$23,710	$(3,564)	-15%
US non-crop	8,758	9,860	(1,102)	-11%
US total	28,904	33,570	(4,666)	-14%
International	14,361	13,893	468	3%
Total gross profit	$43,265	$47,463	$(4,198)	-9%

	For the nine-months ended September 30,
	2020	2019	Change	% Change
Net sales:
US crop	$148,630	$158,068	$(9,438)	-6%
US non-crop	37,881	42,068	(4,187)	-10%
US total	186,511	200,136	(13,625)	-7%
International	131,445	137,528	(6,083)	-4%
Net sales	$317,956	$337,664	$(19,708)	-6%
Gross profit:
US crop	$68,119	$69,059	$(940)	-1%
US non-crop	18,535	21,444	(2,909)	-14%
US total	86,654	90,503	(3,849)	-4%
International	35,298	40,315	(5,017)	-12%
Total gross profit	$121,952	$130,818	$(8,866)	-7%

7. Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the US crop and US non-crop chemicals market. These discount Programs represent variable consideration. In accordance with ASC 606, revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter-end, management compares individual sale transactions with Programs to determine what, if any, estimated Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and nine-months ended September 30, 2020 and 2019, respectively.

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

The components of basic and diluted earnings per share were as follows:

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to AVD	$2,927	$3,153	$7,334	$10,165
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,501	29,057	29,401	29,013
Dilutive effect of stock options and grants	472	593	525	578
	29,973	29,650	29,926	29,591

For the three- and nine-months ended September 30, 2020 and 2019, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. The Company has a revolving line of credit that is shown as long-term debt on the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. The Company has no short-term debt as of September 30, 2020 and December 31, 2019.  Debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2020	December 31, 2019
Revolving line of credit	$149,900	$149,300
Deferred loan fees	(538)	(534)
Net long-term debt	$149,362	$148,766

As of June 30, 2017, AMVAC Chemical Corporation (“AMVAC”), the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, entered into a Third Amendment to Second Amended and Restated Credit Agreement with a group of commercial lenders led by Bank of the West as agent, swing line lender and letter of credit issuer. The agreement is a senior secured lending facility, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022. The agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio (the “CFD Ratio”) of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1. The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or nine-months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date.

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

At September 30, 2020, the Company is compliant with all covenants to its senior credit facility. Based on its performance against the most restrictive covenants in the credit agreement, the Company had the capacity to increase its borrowings by up to $44,500. This compares to an available borrowing capacity of $30,435, as of September 30, 2019 and $26,977 at December 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA including both the trailing twelve-month period and on a proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the Consolidated Funded Debt ratio).

11. Reclassification—Certain items may have been reclassified in the prior period Condensed Consolidated Financial Statements to conform with the September 30, 2020 presentation.

12. Total comprehensive income (loss) includes, in addition to net income, changes in equity that are excluded from the Condensed Consolidated Statements of Operations and are recorded directly into a separate section of stockholders’ equity on the Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2020 and 2019, total comprehensive income (loss) consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

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

The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three-months ended	Stock-Based Compensation for the Nine- months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2020
Restricted Stock	$695	$2,173	$3,030	1.3
Unrestricted Stock	110	351	293	0.7
Performance-Based Restricted Stock	426	1,252	1,494	1.3
Total	$1,231	$3,776	$4,817

September 30, 2019
Restricted Stock	$1,082	$2,751	$6,849	2.2
Unrestricted Stock	105	300	280	0.7
Performance-Based Restricted Stock	977	2,108	3,320	2.0
Total	$2,164	$5,159	$10,449

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and nine-months ended September 30, 2020 and 2019.

Restricted and Unrestricted Stock — A summary of nonvested restricted and unrestricted stock is presented below:

	For the Nine-Months Ended September 30, 2020		For the Nine-Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	719,845	$17.67	587,210	$17.59
Granted	4,185	18.63	297,679	17.34
Vested	(213,781)	16.18	(105,582)	15.21
Forfeited	(14,715)	18.08	(6,589)	17.69
Nonvested shares at March 31st	495,534	18.31	772,718	17.77
Granted	43,168	13.45	40,522	13.34
Vested	(37,958)	13.88	(32,771)	13.35
Forfeited	(8,221)	18.64	(21,184)	17.77
Nonvested shares at June 30th	492,523	18.22	759,285	17.72
Granted	—	—	—	—
Vested	—	—	(3,685)	17.84
Forfeited	(8,430)	18.54	(8,595)	17.89
Nonvested shares at September 30th	484,093	$18.22	747,005	$17.72

Performance-Based Restricted Stock — A summary of nonvested performance-based stock is presented below:

	For the Nine-Months Ended September 30, 2020		For the Nine-Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	345,432	$16.92	287,077	$16.87
Granted	—	—	137,557	16.96
Additional granted based on performance achievement	76,445	16.56	41,568	12.88
Vested	(184,785)	15.87	(90,872)	14.73
Forfeited	(3,759)	17.23	(3,543)	15.98
Nonvested shares at March 31st	233,333	17.63	371,787	16.99
Forfeited	(2,268)	18.00	(14,022)	17.11
Nonvested shares at June 30th	231,065	17.63	357,765	16.99
Additional granted based on performance achievement	—	—	800	17.50
Vested	—	—	(1,700)	17.28
Forfeited	—	—	(100)	13.70
Nonvested shares at September 30th	231,065	$17.63	356,765	$16.99

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity of the incentive stock option plans:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	332,823	$9.14
Options exercised	(15,836)	8.83
Balance outstanding, March 31, 2020	316,987	9.16
Options exercised	(9,291)	8.27
Balance outstanding, June 30, 2020	307,696	9.16
Options exercised	(86,446)	7.58
Balance outstanding, September 30, 2020	221,250	$9.81

Outstanding at September 30, 2020, summarized by exercise price:

	Outstanding Weighted Average
Exercise Price Per Share	Number of Shares	Remaining Life (Months)	Exercise Price
$7.50	92,888	2	$7.5
$11.32—$14.49	128,362	49	11.48
	221,250		$9.81

Performance Incentive Stock Option Plan

Activity of the performance incentive stock option plan:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	120,782	$11.49
Options exercised	(3,035)	11.49
Balance outstanding, March 31, 2020 and June 30, 2020	117,747	$11.49
Options exercised	(3,089)	11.49
Balance outstanding, September 30, 2020	114,658	$11.49

All the performance incentive stock options outstanding as of September 30, 2020 have an exercise price per share of $11.49 and a remaining life of 51 months.

14. Legal Proceedings — During the reporting period, the only material developments in legal proceedings that had been reported in the Company’s Form 10-K for the year ended December 31, 2019 were as follows:

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena out of the U.S. District Court for the Southern District of Alabama in which the U.S. Department of Justice (“DoJ”) sought production of documents relating to the Company’s reimportation of depleted Thimet containers from Canada and Australia. The Company retained defense counsel and completed production of documents. Since the fourth quarter of 2018, government attorneys have interviewed several individuals (both current and former employees) who may be knowledgeable of the matter. Three more such interviews are scheduled to occur in November 2020. At this stage, however, DoJ has not made clear its intentions with regard to either its theory of the case or potential criminal enforcement. Thus, it is too early to tell whether a loss is probable or reasonably estimable. Accordingly, the Company has not recorded a loss contingency on this matter.

Harold Reed v. AMVAC et al.  During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs Harold Reed (an applicator) and 819596 Alberta Ltd. dba Jem Holdings (an application equipment rental company) allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta on April 2, 2014. The parties have exchanged written discovery, and depositions of persons most knowledgeable took place during the first quarter of 2019. Citing the length of the cases’ pendency and the expense, in December 2019, plaintiff Reed voluntarily dismissed two actions (160600211 and 160600237) for no consideration. With respect to the remaining action, additional depositions took place during the first quarter of 2020. The parties have scheduled a voluntary mediation for December 14-15, 2020. The Company believes that the claims against it in the remaining matters are without merit and intends to defend them vigorously. At this stage in the proceedings, however, it is too early to determine whether a loss is probable or reasonably estimable; accordingly, the Company has not recorded a loss contingency.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its Condensed Consolidated Financial Statements.

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

For the Nine-months ended September 30, 2020
Balance, December 31, 2019	$1,243
Payments	(1,227)
Foreign exchange effect	(16)
Balance, September 30, 2020	$—

There was no activity for the three-months ended September 30, 2020.

17. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2019	$(5,698)
FX translation	(9,063)
Balance, March 31, 2020	(14,761)
FX translation	324
Balance, June 30, 2020	(14,437)
FX translation	(83)
Balance, September 30, 2020	$(14,520)

Balance, December 31, 2018	$(4,507)
FX translation	(1,769)
Balance, March 31, 2019	(6,276)
FX translation	657
Balance, June 30, 2019	(5,619)
FX translation	(1,080)
Balance, September 30, 2019	$(6,699)

18. Equity Investments — The Company has the following equity investments:

Equity Method Investment

On June 27, 2017, both Amvac Netherlands BV and Huifeng Agrochemical Company, Ltd (“Huifeng”) made individual capital contributions of $950 to the Huifeng Amvac Innovation Co. Ltd (“Hong Kong Joint Venture”). As of September 30, 2020, the Company’s ownership position in the Hong Kong Joint Venture was 50%. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong Joint Venture purchased the shares of Profeng Australia, Pty Ltd.(“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng via its wholly owned subsidiary Shanghai Biological Focus Center. For the three- and nine-months ended September 30, 2020, the Company recognized losses of $42 and $80, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. For the three- and nine-months ended September 30, 2019, the Company recognized losses of $89 and $149, respectively. The Company’s investment in this joint venture amounted to $433 and $573, respectively at September 30, 2020 and 2019.

Other Equity Investments

In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2020, the Company’s ownership position in Bi-PA was 15%. The equity securities are without a readily determinable fair value because these securities are privately held, not traded on any public exchanges and not an investment in a mutual fund or similar investment. As a result, the Company has elected to alternatively measure this investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There were no observable price changes in the three- and nine-months ended September 30, 2020 and 2019. There was no impairment on the investment as of September 30, 2020 and 2019. The investment is not material and is recorded within other assets on the Condensed Consolidated Balance Sheets.

On April 1, 2020, the Company purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $1,471 as of September 30, 2020, and the Company recorded a gain in the amount of $257 and $281 for the three- and nine-months ended September 30, 2020, included as a reduction to operating expenses on the Condensed Consolidated Financial Statements.

19. Income Taxes — Income tax expense was $492 for the three months ended September 30, 2020, as compared to $1,474 for the comparable period in 2019. The effective tax rate for the quarter was 14.2%, as compared to 31.3% in the same period of the prior year.  Income tax expense was $1,852 for the nine-months ended September 30, 2020, as compared to $4,059 for the nine- months ended September 30, 2019. The effective tax rate for the nine-months ended September 30, 2020 and 2019 was 20.0% and 28.2%, respectively. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

For the three-months ended September 30, 2020, the Company’s income tax expense was reduced by the discrete benefit of the vesting of stock grants and the release of an uncertain tax position. For the nine-months ended September 30, 2020, the Company benefited from three discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. Third, the Company benefited from a release of an uncertain tax position.

The Florida Department of Revenue has completed its audit of the Company’s state income tax returns for the years ended December 31, 2012 through December 31, 2013 and December 31, 2015 through December 31, 2018. No adjustments have been proposed for these periods. The Company has also been notified by the Mississippi Department of Revenue of its intent to examine the Company’s state income tax returns for the years ended December 31, 2016 through December 31, 2018. The result of Mississippi’s audit is not determinable since the audit is presently in its initial phase.

20. Share Repurchase Program — On November 5, 2018, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate amount of shares with a total purchase price not to exceed $20,000 of its common stock, par value $0.10 per share, in the open market, depending upon market conditions over the short to mid-term. The Shares Repurchase Program expired on March 8, 2019. During January 2019, the Company purchased 158,048 shares for a total of $2,604 at an average price of $16.48 per share. There were no such purchases during the three- and nine-months ended September 30, 2020.

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

On January 10, 2019, the Company completed the acquisition of all of the outstanding shares of stock of two affiliated businesses, Defensive and Agrovant, which are located in Jaboticabal in the state of Sao Paul, Brazil. At closing the Company paid cash consideration of $20,679, which was net of cash acquired of $981, deferred consideration of $3,051 including contingent consideration dependent on certain financial results for 2019, and liabilities assumed of $18,160, including liabilities of $9,111 related to income tax matters. These companies were founded in 2000 and are suppliers of crop protection products and micronutrients with focus on the fruit and vegetable markets The acquisition was accounted for as a business combination and the total asset value of $41,890 was allocated as follows: trade name $1,010, customer relationships $5,705, goodwill $22,652, working capital and fixed assets $9,139 and indemnification assets $3,384. The operating results of the acquired businesses are included in our consolidated statements of operations from the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes, subject to merging AMVAC do Brasil with Defensive and Agrovant.

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

Proforma operating results have not been presented because the effects of the acquisitions were not material to the Company’s Condensed Consolidated Financial Statements.

22. Foreign Currency – The Company incurred net foreign currency transaction losses in the amount of $303 and $817 during the three-months ended September 30, 2020 and 2019, respectively. The Company incurred net foreign currency transaction losses in the amount of $1,431 and $903 during the nine-months ended September 30, 2020 and 2019, respectively. These foreign currency transaction effects are included in operating expenses on the Condensed Consolidated Financial Statements.

23. Subsequent Events – The Company completed the acquisition of the Agrinos group of companies on October 2, 2020, and, separately, the acquisition of Agnova, located in Melbourne, Australia, on October 8, 2020. Both acquisitions will be accounted for as business combinations in the Company’s consolidated financial statements. The total consideration for the two acquisitions amounts to approximately $22,000, plus potential future earn-out consideration and net assets adjustments. The accounting for the two business combinations is in its early stage. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing and global distribution capabilities. Agrinos’ high yield technology product platform works in conjunction with other nutritional crop inputs to increase crop yield, improve soil health and reduce the environmental footprint of traditional agricultural practices. AgNova is focused on serving customers primarily in the value-added fruit and vegetables segment of the Australian market.

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

MANAGEMENT OVERVIEW

The Company’s Operations in the Context of the COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread across the world. To limit the spread of the contagion, governments have taken various actions to slow and otherwise control the spread of the pandemic, including the issuance of stay-at-home orders, social distancing guidelines and border restrictions. At its outset, the Company took swift action to understand, contain and mitigate the risks posed by this pandemic. Specifically, we formed the Pandemic Work Group with a mission to ensure the health and safety of the workforce while ensuring continuity of the business. In the workplace, we have designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptom or may have been in touch with those who have. Further, the group keeps current with local, state, federal and international laws and restrictions that could affect the business; provides real-time information to the workforce; and draws from political commentary and news statements concrete directions on how best to continue operations. We have also prepared contingency plans to permit the continued operation of our factories, in the event that there are critical staffing issues due to attrition. In addition, in April 2020, we amended our credit facility to support future working capital needs. Further, we continuously monitor supply chain, transport, logistics and border closures and have reached out to third parties to make clear that we are continuing to operate, that we have our own policies relating to health and are committed to compliance with COVID-19 policies of our business partners. Our Chief Executive Officer and the Pandemic Work Group are holding regular “state of the company” calls with the functional heads of our businesses across the globe to ensure that our information is shared in a timely manner and that our direction is clear.

It is important to understand that under applicable federal guidelines (at https://www.cisa.gov), the Company is part of the nation’s “critical infrastructure” and falls within three of the 16 sectors that are specially permitted to operate:  “Food and Agriculture” sector (engaged in “the production of chemicals and other substances used by the food and agriculture industry, including pesticides, herbicides etc.”), the “Chemical” sector (supporting the operation . . . of facilities (particularly those with high risk chemicals . . . whose work cannot be done remotely and requires the presence of highly trained personnel to ensure safe operations”) and the “Public Works and Infrastructure Support Services” sector (in support of public health including pest control and exterminators, landscapers and others who provide services to residences and businesses). In issuing guidance on Coronavirus, President Trump said, “If you work in a critical infrastructure industry, as defined by the Department of Homeland Security, such as healthcare services and pharmaceutical and food supply, you have a special responsibility to maintain your normal work schedule [emphasis added].” We have found that state COVID-19 orders and, indeed, even those of countries in which the outbreak has been most pronounced, have consistently excepted food supply as an area essential to the survival of its populations and, as such, had given special permission to companies, such as ours, to continue to operate during the pandemic even during strict lockdowns.

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

Overview of the Company’s Third Quarter 2020 Performance ended September 30, 2020

The Company’s quarterly performance was, on the whole, about even with that of the comparable quarter in 2019. While sales declined by about 6% (to $117,439 in 2020 from $124,884 in 2019), net income was about even ($2,927 in 2020 v. $3,153 in 2019). As described in more detail below, domestic sales declined by about 10% due in part to severe weather conditions, commodity prices and conservative procurement practices amidst the pandemic. By contrast, international sales were flat quarter-over-quarter. Within that performance, Mexico, Central America and Australia all grew sales compared to the prior year. Overall cost of sales were slightly higher as a percentage of net sales, including a factory performance that was approximately flat compared to the same three-months period of 2019, and gross profit declined by 9% ($43,265 v. $47,463). Consequently, gross margin percentage decreased to 37% from 38% of net sales. Operating expenses decreased by about 5% (to $38,782 in 2020 from $40,677 in 2019), but remained flat at about 33% of net sales. With a lower base interest rate and more aggressive repayment of debt, our interest expense decreased by about 50%. Also, due to a higher mix of business in lower-tax jurisdictions coupled with two favorable adjustments, we benefitted from a lower effective tax rate. This yielded net income for the quarter in line with the same quarter of 2019. In short, the Company was able to maintain profitability on an absolute basis, despite a reduced top line in the midst of a global pandemic.

Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2020 and 2019:

	2020	2019	Change	% Change
Net sales:
US crop	$48,361	$55,072	$(6,711)	-12%
US non-crop	18,251	18,995	(744)	-4%
Total US	66,612	74,067	(7,455)	-10%
International	50,827	50,817	10	0%
Total net sales	$117,439	$124,884	$(7,445)	-6%
Cost of sales:
US crop	$28,215	$31,362	$(3,147)	-10%
US non-crop	9,493	9,135	358	4%
Total US	37,708	40,497	(2,789)	-7%
International	36,466	36,924	(458)	-1%
Total cost of sales	$74,174	$77,421	$(3,247)	-4%
Gross profit:
US crop	$20,146	$23,710	$(3,564)	-15%
US non-crop	8,758	9,860	(1,102)	-11%
Total US	28,904	33,570	(4,666)	-14%
International	14,361	13,893	468	3%
Total gross profit	$43,265	$47,463	$(4,198)	-9%
Gross margin:
US crop	42%	43%
US non-crop	48%	52%
Total US	43%	45%
International	28%	27%
Total gross margin	37%	38%

Our domestic crop business recorded net sales that were about 12% lower than those of the prior year period ($48,361 v. $55,072). During the third quarter of 2020, the distribution channel continued conservative procurement practices due, among other things, to reduced ethanol demand, commodity pricing, a strained farm economy and the COVID-19 pandemic. This procurement pattern was particularly evident in Midwest corn and soybean markets. In cotton, net sales of our foliar insecticide Bidrin were lower this year due to multiple factors. First, low cotton commodity prices caused an 11% decline in planted cotton acres (down 1.5 million acres to 12.2 million). Second, unfavorable weather conditions, specifically extensive drought in West Texas and three successive hurricanes in the Southeast region, reduced product application. Similarly, our cotton harvest defoliant Folex generated lower third quarter sales following multiple hurricanes that struck the region late in the season, thereby destroying some harvestable acreage and otherwise delaying some harvesting applications to the fourth quarter. Offsetting some of these negative factors, we saw a strong performance in our soil fumigant business driven by a rebound in usage by potato growers as pandemic impacted restaurants and schools began to reopen.

Cost of sales within the domestic crop business was 10% lower than the third quarter of 2019 (down to $28,215 from $31,362) and gross margin decreased to 42% of sales during the third quarter as compared to 43% for the comparable period last year.

Sales of our domestic non-crop business were down about 4% ($18,251 from $18,995) quarter-over-quarter. Our Dibrom® mosquito adulticide sales, which constitute a significant portion of overall non-crop sales, were approximately flat as compared to the third quarter of the prior year, as the mosquito control distributors continued to work down channel inventory during a succession of tropical storms and hurricanes this season. Net sales of Pest Strip were down as a result of reduced demand from restaurants and other similar establishments, which were subject to pandemic restrictions. Net sales from our OHP nursery and ornamental business were slightly higher than last year, as demand for homeowner garden and landscape products remained stable at retail locations around the country. We continue to maintain a steady level of business with our other commercial pest control products.

Cost of sales within the domestic non-crop business increased by about 4% (from $9,135 to $9,493) quarter-over-quarter. Gross profit for domestic non-crop decreased by 11% (from $9,860 in 2019 to $8,758 in 2020); and gross margin percentage for the non-crop business declined to 48% for the quarter as compared to 52% during the third quarter of 2019.

Net sales of our international businesses were flat during the period ($50,827 in 2020 v. $50,817 in 2019). Several factors contributed to this result. Sales performance rose about 4% in Mexico and Central America on strong product demand for granular insecticides, bromacil herbicides and soil fumigants. In Brazil, net sales declined primarily as a result of the devaluation of the Brazilian Real in comparison to last year, which impacted sales when translated to US Dollars for inclusion in the financial statements. In addition, the business was impacted by limited customer access (in light of coronavirus protocols), competitive market conditions and the exchange rate impact when sales were translated from a local currency. In Europe, sales of our Mocap® insecticide declined due to the regulatory phase-out of that product, offset somewhat by increased demand in other countries. Overall our sales of Nemacur soil insecticide rose nearly 50% in the quarter, including lower sales in Europe primarily associated with timing on orders from our Italian commission agent that was more than offset by a threefold increase in sales to various other countries. The Nemacur performance more than offset the decline in Mocap. In Australia, third quarter sales doubled versus the prior year.

Cost of sales in our international business decreased slightly (about 1%) from $36,924 in 2019 to $36,466 in 2020. Gross profit for International rose by approximately 3% from $13,893 in 2019 to $14,361 in 2020, and gross margin improved from 27% in the third quarter of 2019 to 28% for the same period this year.

On a consolidated basis, gross profit for the quarter decreased by 9% (from $47,463 in 2019 to $43,265 in 2020). Gross margin percentage declined to 37% in the quarter, as compared to 38% in the same quarter of the prior year.

Operating expenses decreased by $1,895 to $38,782 for the three-months ended September 30, 2020, as compared to the same period in 2019. The differences in operating expenses by department are as follows:

	2020	2019	Change	% Change
Selling	$10,824	$11,961	$(1,137)	-10%
General and administrative	10,372	13,406	(3,034)	-23%
Research, product development and regulatory	6,639	5,417	1,222	23%
Freight, delivery and warehousing	10,947	9,893	1,054	11%
	$38,782	$40,677	$(1,895)	-5%

•

Selling expenses decreased by $1,137 to end at $10,824 for the three-months ended September 30, 2020, as compared to the same period of the prior year. The main drivers were the reduction in advertising and promotion costs, the favorable impact of lower foreign currency exchange rates (as they relate to operating expenses of certain foreign subsidiaries) and decreased travel and entertainment expenses across all of our global operating subsidiaries, as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses decreased by $3,034 to end at $10,372 for the three-months ended September 30, 2020, as compared to the same period of 2019. The main drivers were the reduction in travel and entertainment expenses, legal expense and long-term incentive compensation. Further, we reduced our reserves for potential environmental expenses in the amount of $1,050, following the finalization of an updated environmental risk assessment related to the Brazilian businesses acquired in early 2019.

•

Research, product development costs and regulatory expenses increased by $1,222 to end at $6,639 for the three-months ended September 30, 2020, as compared to the same period of 2019. The main drivers were increases in our product defense and development activities and business development associated with our SIMPAS proprietary packaging. These costs were partially offset by general delays of activities with third party service providers caused by pandemic-related disruption.

•

Freight, delivery and warehousing costs for the three-months ended September 30, 2020 were $10,947 or 9.3% of sales as compared to $9,893 or 7.8% of sales for the same period in 2019. This change in cost was primarily driven by the overall mix of product sales recorded in 2020, as compared to the same period of the prior year.

Interest costs net of capitalized interest were $1,022 during the three-months ended September 30, 2020, as compared to $2,070 in the same period of 2019. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three-months ended September 30, 2020			Three-months ended September 30, 2019
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$162,734	$1,007	2.5%	$178,886	$2,045	4.6%
Amortization of deferred loan fees	—	80	—	—	58	—
Amortization of other deferred liabilities	—	2	—	—	41	—
Other interest expense	—	7	—	—	32	—
Subtotal	162,734	1,096	2.7%	178,886	2,176	4.9%
Capitalized interest	—	(74)	—	—	(106)	—
Total	$162,734	$1,022	2.5%	$178,886	$2,070	4.6%

The Company’s average overall debt for the three-months ended September 30, 2020 was $162,734, as compared to $178,886 for the three-months ended September 30, 2019. During the quarter, we continued to focus on managing our working capital for our expanded business and controlling our usage of revolving debt. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.5% for the three-months ended September 30, 2020, as compared to 4.6% in 2019. The lower interest cost was substantially due to lower interest rates on borrowings in the US, which was part of Federal Government efforts to stimulate the overall economy.

Income tax expense was $492 for the three-months ended September 30, 2020, as compared to $1,474 for the comparable period in 2019. The effective tax rate for the quarter was 14.2%, as compared to 31.3% in the same period of the prior year. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The decrease in effective tax rate is primarily driven by the mix of our domestic and international income and the discrete benefit of the vesting of stock grants and the release of an uncertain tax position.

During the three-months ended September 30, 2020 and 2019, we recognized losses of $42 and $89, respectively, on our investment in the Hong Kong joint venture, which is a 50% owned equity investment.

Our overall net income for the three-months ended September 30, 2020 was $2,927 or $0.10 per basic and diluted share, as compared to $3,153 or $0.11 per basic and diluted share in the same period of 2019.

Overview of the Company’s Nine-Months Performance ended September 30, 2020

With the advent of the global pandemic early in the year, the Company’s performance during the first nine months of 2020 declined in most respects as compared to the same period in 2019. Our domestic non-crop sales were hampered by severe weather, commodity pricing, conservative procurement within the distribution channel and reduced acres of certain crops, such as cotton. By contrast, soil fumigants and new product introductions were strong. Similarly, non-crop sales declined due largely to lower sales of Dibrom as distribution worked down inventory levels; this decline was partially offset by higher royalties from our Envance essential oil products. On the international side, we experienced a modest overall decrease in sales, largely due to the phase-out of Mocap in the European Union (“EU”), market conditions in Brazil and pandemic restrictions in Central America. This was partially offset by strong performance in Mexico.

On a consolidated basis, with domestic sales down 7% and international sales down by about 4%, overall net sales were down by about 6% ($317,956 v. $337,664). Cost of sales were down 5% on an absolute basis, while, in part driven by a strong factory performance, which improved during the first nine months of 2020 as compared to that of 2019. These factors, taken together, yielded a decline in gross profit of 7% ($8,866). In the first three quarters of 2020 operating expenses reduced by about 2% on an absolute basis, with considerably lower sales and marketing expenditures due largely to reduced travel and entertainment activities and customer visit limitations caused by restrictions in place related to the pandemic. However, operating expenses as a percent of net sales rose from 33% to 34% for the period. After both significantly lower interest and tax expense in the 2020 reporting period, net income declined to $7,334 (or $0.25 per diluted share from $10,165 or $0.34 per diluted share) during the first three quarters of the prior year. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Nine-months ended September 30, 2020 and 2019

	2020	2019	Change	% Change
Net sales:
US crop	$148,630	$158,068	$(9,438)	-6%
US non-crop	37,881	42,068	(4,187)	-10%
Total US	186,511	200,136	(13,625)	-7%
International	131,445	137,528	(6,083)	-4%
Total net sales	$317,956	$337,664	$(19,708)	-6%
Cost of sales:
US crop	$80,511	$89,009	$(8,498)	-10%
US non-crop	19,346	20,624	(1,278)	-6%
Total US	99,857	109,633	(9,776)	-9%
International	96,147	97,213	(1,066)	-1%
Total cost of sales	$196,004	$206,846	$(10,842)	-5%
Gross profit:
US crop	$68,119	$69,059	$(940)	-1%
US non-crop	18,535	21,444	(2,909)	-14%
Total US	86,654	90,503	(3,849)	-4%
International	35,298	40,315	(5,017)	-12%
Total gross profit	$121,952	$130,818	$(8,866)	-7%
Gross margin:
US crop	46%	44%
US non-crop	49%	51%
Total US	46%	45%
International	27%	29%
Total gross margin	38%	39%

Our domestic crop business recorded net sales that were about 6% below those of first three quarters of 2019 ($148,630 v. $158,068). When viewed by type of product and crop, sales were mixed. During the first nine months, we have seen careful procurement patterns in the domestic market, as low crop commodity prices and concerns about near-term demand from Asia caused growers and retailers to purchase crop protection inputs at a cautious and deliberate pace. With respect to our corn products, net sales of corn soil insecticides, including Aztec®, SmartChoice® and Counter®, and our Impact® post-emergent herbicide were lower as a result of this conservative approach to procurement. Also, a significant decline in planted cotton acres (relating to lower commodity prices) and unfavorable weather contributed to a drop in net sales of both our Bidrin® foliar insecticide product and our Folex® growth regulator. Partially offsetting these declines, soil fumigants had a strong performance during the first nine months of 2020 due to drier weather conditions in California and the Pacific Northwest, which facilitated more widespread product application largely on potato crops. Recently acquired products, including our rice herbicide Arroz®, our soybean herbicides (FirstRate, Classic and Python) and our miticide Stifle, provided a strong incremental upside during the first three quarters of 2020.

Cost of sales within the domestic crop business declined 9%, as compared to the first nine-months of 2019, and gross profit declined by 1% ($68,119 in 2020 versus $69,059 in 2019).

Our domestic non-crop business recorded a decrease in net sales (down about 10% to $37,881 from $42,068) versus the first three quarters of 2019. In this category, our Dibrom® mosquito adulticide sales declined significantly, as relatively full channel inventories were used to address the aftermath of a series of tropical storms and hurricanes in 2020. Royalty fees for our Envance essential oil technology were higher than the first nine months of last year; and we expect to recognize additional license fees and royalties during the balance of 2020. Net sales of Pest Strip were down as a result of reduced demand from restaurants and other similar establishments, which were subject to pandemic restrictions. Our OHP nursery and ornamental business posted an 8% sales increase, as demand for homeowner garden and landscape products continued unabated as consumers took increasingly to home improvement and gardening in light of pandemic restrictions.

Cost of sales within the domestic non-crop business decreased by about 6% (to $19,346 from $20,624) during the first nine-months of 2020 versus the comparable period in 2019. Gross profit for domestic non-crop decreased by 14% (to $18,535 in 2020 from $21,444 in 2019) due primarily to lower sales of our Dibrom mosquito adulticide.

Net sales of our international businesses were down by about 4% during the period ($131,445 in 2020 v. $137,528 in 2019). Several factors contributed to this result. In Europe, sales of our Mocap® insecticide continue to decline during the phase-out of that product following the cancellation of its registration in the EU. In Canada, we experienced a sharp decline in Assure II sales as a result of intense third quarter price competition; the Company elected to maintain brand value rather than match the downward price trend.  Mexico posted improved sales with continuing demand for granular insecticides, bromacil herbicides, and soil fumigants for use on high-value vegetable crops. In Brazil, net sales declined due to lower disease pressure in soybeans (reducing demand for our fungicide products), portfolio streamlining and delays in procurement arising from uncertainty relating to the economy. The performances of our Brazilian and Mexican businesses were further affected by a devaluation in the Brazilian real and the Mexican peso. The average exchange rate of the Brazilian real and the Mexican peso decreased by approximately 23% and 11% for the nine-month period ended September 30, 2020 compared to the same period in the prior year.

Cost of sales in our international business decreased by 1% (from $97,213 in 2019 to $96,147 in 2020) primarily driven by mix and currency changes. Gross profit for the international businesses dropped by about 12% (from $40,315 in 2019 to $35,298 in 2020). This resulted from reduced sales of certain high margin products, including Mocap insecticide and Assure II herbicide. In addition, we experienced higher sales of lower-margin products from our business in Australia.

On a consolidated basis, gross profit for the nine-months of 2020 decreased by 7% (from $130,818 in 2019 to $121,952 in 2020), as a result of reduced sales volumes detailed above. Factory performance was significantly better in the first nine-months of 2020, as compared to the same period of 2019. Gross margin performance, when expressed as a percentage of sales, declined slightly to 38% from 39% in the comparable period of 2019.

Operating expenses decreased by $1,957 to $108,882 for the nine-months ended September 30, 2020, but were 34% of net sales, as compared with 33% of net sales during the same period in 2019. The differences in operating expenses by department are as follows:

	2020	2019	Change	% Change
Selling	$31,329	$34,646	$(3,317)	-10%
General and administrative	33,368	33,890	(522)	-2%
Research, product development and regulatory	18,896	17,956	940	5%
Freight, delivery and warehousing	25,289	24,347	942	4%
	$108,882	$110,839	$(1,957)	-2%

•

Selling expenses decreased by $3,317 to end at $31,329 for the nine-months ended September 30, 2020, as compared to the same period of 2019. The main drivers were the reduction in advertising and promotion costs, the favorable impact of lower foreign currency exchange rates (as they relate to the translation of operating expenses of certain foreign subsidiaries) and decreased travel and entertainment activities across our global operating subsidiaries, as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses decreased by $522 to end at $33,368 for the nine-months ended September 30, 2020, as compared to the same period of 2019. The main drivers for the decrease were associated with the reduction in travel and entertainment expenses in response to the COVID-19 pandemic, a reduction in environmental reserves associated with our Brazilian business, lower legal expenses and incentive compensation. These categories of expenses were comparatively higher in the same period of 2019; however, due to two adjustments amounting to $3,539 in 2019 (an adjustment made to the fair value of the acquisition related to the deferred consideration liabilities and a break-up fee arising from an  unconsummated acquisition) the overall expense for the comparative periods was nearly flat.

•

Research, product development costs and regulatory expenses increased by $940 to end at $18,896 for the nine-months ended September 30, 2020, as compared to the same period of 2019. The main drivers were increases in our product defense and product development costs, primarily resulting from increase activities in our newly acquired businesses in 2019, partially offset by the general delays in activities with third party service providers caused by pandemic related disruption.

•

Freight, delivery and warehousing costs for the nine-months ended September 30, 2020 were $25,289 or 8.0% of sales as compared to $24,347 or 7.2% of sales for the same period in 2019. This change in cost was primarily driven by the overall mix of product sales recorded in 2020, as compared to the same period of the prior year.

Interest costs net of capitalized interest were $3,804 in the first nine-months of 2020, as compared to $5,606 in the same period of 2019. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine-months ended September 30, 2020			Nine-months ended September 30, 2019
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$171,203	$3,751	2.9%	$166,877	$5,530	4.4%
Amortization of deferred loan fees	—	219	—	—	161	—
Amortization of other deferred liabilities	—	8	—	—	41	—
Other interest expense	—	64	—	—	102	—
Subtotal	171,203	4,042	3.1%	166,877	5,834	4.7%
Capitalized interest	—	(238)	—	—	(228)	—
Total	$171,203	$3,804	3.0%	$166,877	$5,606	4.5%

The Company’s average overall debt for the nine-months ended September 30, 2020 was $171,203, as compared to $166,877 for the nine-months ended September 30, 2019. During the period, we continued to focus on our usage of revolving debt, while funding working capital for the newly acquired products and businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.9% for the nine-months ended September 30, 2020, as compared to 4.4% in 2019.

Income tax expense decreased by $2,207 to end at $1,852 for the nine-months ended September 30, 2020, as compared to income tax expense of $4,059 for the comparable period in 2019. The effective tax rate for the nine-months ended September 30, 2020 was 20.0%, which included three discrete income tax benefits during the nine-months ended September 30, 2020. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. Third, the Company benefited from the release of an uncertain tax position. During the nine-months ended September 30, 2019, the Company’s effective tax rate was 28.2%. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the nine-months ended September 30, 2020 and 2019, the Company recognized losses of $80 and $149, respectively, on its investment in the Hong Kong joint venture which is a 50% owned equity investment.

Our overall net income for the nine-months ended September 30, 2020 was $7,334 or $0.25 per basic and diluted share, as compared to $10,165 or $0.35 per basic and $0.34 per diluted share in the same period of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities provided net cash of $19,197 during the nine-months ended September 30, 2020, as compared to utilizing $21,053 during the nine-months ended September 30, 2019. Included in the $19,197 are net income of $7,334, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $14,584, the amortization of other assets of $3,185 and provision for bad debts in the amount of $777. Also included are stock-based compensation of $3,776, change in investment fair value of $281, loss from equity method investment of $80, decrease in deferred income taxes of $1,757 and net foreign currency adjustment of $711. These together provided net cash inflows of $26,996, as compared to $29,860 for the same period of 2019.

During the nine-months of 2020, the Company increased working capital by $4,950, as compared to an increase of $49,160 during the same period of the prior year. Included in this change: inventories increased by $16,941, as compared to $19,713 for the nine-months of 2019. Deferred revenue decreased by $1,079, as compared to $19,800 in the same period of 2019, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances decreased by $1,759, as compared to $5,548 in the same period of 2019. Accounts receivables increased by $5,089, as compared to $15,839 in the same period of 2019. Prepaid expenses increased by $532, as compared to $849 in the same period of 2019. Income tax receivable net decreased by $873, as compared to an increase by $4,477 in the prior year. Accrued programs increased by $20,058, as compared to $20,163 in the prior year. The change reflected some changes in product mix and domestic programs. Finally, other payables and accrued expenses decreased by $3,344, as compared to $4,967 in the prior year as a result of the reduced incentive compensation accrual.

With regard to our program accrual, the increase (as noted above) primarily reflects our mix of sales and customers in the first nine-months of 2020, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first nine-months of 2020, the Company made accruals for programs in the amount of $42,254 and made payments in the amount of $22,208. During the first nine-months of the prior year, the Company made accruals in the amount of $37,903 and made payments in the amount of $17,740.

Cash used for investing activities was $14,120 for the nine-months ended September 30, 2020, as compared to $42,382 for the nine-months ended September 30, 2019. The Company spent $8,988 on fixed assets acquisitions, primarily focused on continuing to invest in manufacturing infrastructure, and $5,132 on investments and intangible assets.

During the nine-months ended September 30, 2020, financing activities used $1,855, as compared to provide $63,825 for the same period of the prior year. This is principally from the reduced borrowings on the Company’s senior credit facility. In the first nine-months of 2020, the Company paid dividends to stockholders amounting to $1,168, as compared to $1,741 in the same period of 2019.

The Company has a revolving line of credit that is shown as long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2020	December 31, 2019
Revolving line of credit	$149,900	$149,300
Deferred loan fees	(538)	(534)
Net long-term debt	$149,362	$148,766

At September 30, 2020, the Company is compliant with all covenants to its Senior Credit Facility. Based on its performance against the most restrictive covenants in the Credit Agreement (see, supra Note 10), the Company had the capacity to increase its borrowings by up to $44,500, according to the terms thereof. This compares to an available borrowing capacity of $30,435 as of September 30, 2019 and $26,977 at December 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and on a proforma basis arising from acquisitions, (2) net borrowings, (3) the leverage covenant (the Consolidated Funded Debt Ratio).

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

Assets and liabilities outside the U.S. are located in regions where the Company has subsidiaries or joint ventures: Central America, South America, North America, Europe, Asia, and Australia. The Company’s investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2020, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2020, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

The Covid-19 pandemic is creating risk, uncertainty and adverse conditions in many industries both here and abroad.  The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic has impacted and may, in the future, impact its customers, business partners, and employees. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three- and nine-months ended September 30, 2020, the coronavirus did have the effect of limiting sales on new product launches, limiting interactions with potential new customers, reducing demand for products used on crops that are purchased by restaurants, and negatively impacting foreign currency exchange rates in Brazil, Mexico and Australia. The Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows in future reporting due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Item 2.	Purchases of Equity Securities by the Issuer

The table below summarizes the number of shares of our common stock that were repurchased during the nine-months ended September 30, 2019 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s Condensed Consolidated Balance Sheets.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid
January 31, 2019	158,048	$16.48	$2,605
Total number of shares repurchased	158,048	$16.48	$2,605

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 9, 2020	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 9, 2020	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer