Form 10-K
period 2020-12-31
AMERICAN VANGUARD CORP
filed 2021-03-31
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $404.6 million. This figure is estimated as of June 30, 2020 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $13.76 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $.10 par value Common Stock outstanding as of June 30, 2020, was 30,178,057. The number of shares of $.10 par value Common Stock outstanding as of February 24, 2021 was 30,902,319.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

December 31, 2020

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

American Vanguard Corporation (“AVD”) was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. Unless the context otherwise requires, references to the “Company” or the “Registrant,” in this Annual Report refer to AVD. The Company conducts its business through its principle operating subsidiaries, including AMVAC Chemical Corporation (“AMVAC”) for its domestic business and AMVAC Netherlands BV (“AMVAC BV”) for its international business.

The subsidiaries in the U.S. include: AMVAC, GemChem, Inc. (“GemChem”), Envance Technologies, LLC (“Envance”), TyraTech Inc. (“TyraTech”) and OHP Inc. (“OHP”).

Internationally, the Company operates its business through the following subsidiaries: AMVAC BV, AMVAC C.V. (“AMVAC CV”), AMVAC Hong Kong Limited (“AMVAC Hong Kong”), AMVAC Mexico Sociedad de Responsabilidad Limitada (“AMVAC M”), AMVAC de Costa Rica Sociedad de Responsabilidad Limitada (“AMVAC CR Srl”), AMVAC Singapore Pte, Ltd (“AMVAC Sgpr”), Huifeng AMVAC Innovation Co. Limited (“Hong Kong JV”), Grupo AgriCenter (including the parent AgriCenter S.A. and its subsidiaries) (“AgriCenter”), AMVAC do Brasil Representácoes Ltda (“AMVAC do Brasil”), Agrovant Comércio de Produtos Agrícolas Ltda. (“Agrovant”), Defensive – Indústria, Comérico & Representação Comerial Ltda. (“Defensive”), American Vanguard Australia PTY Ltd (“AVD Australia”), AgNova Technologies PTY Ltd (“AgNova”), and the Agrinos group (“Agrinos”).

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

AMVAC BV is a Netherlands Corporation that was established in 2012 and is based in Utrecht, near Amsterdam in the Netherlands. AMVAC BV sells product both directly and through its network of subsidiaries in various international territories.

Below is a description of the Company’s acquisition/licensing activity over the past four years.

On October 8, 2020, the Company’s Australian subsidiary, AVD Australia, completed the purchase of all outstanding shares of AgNova. AgNova is an Australian company that sources, develops, and distributes specialty crop protection and production solutions for agricultural and horticultural producers and for selected non-crop users. AgNova has an established reputation for cost-effective product development from original concept through evaluation, registration, marketing, and sales, with new technologies flowing from its development pipeline. AgNova is committed to the provision of innovative, value-adding solutions for agriculture and related industries. The acquired assets included product registration, trade names and trademarks, customer lists, workforce, fixed assets, and existing working capital.

On October 2, 2020, the Company’s principal operating subsidiary, AMVAC, completed the purchase of all outstanding shares of the Agrinos Group Companies (Agrinos), except for Agrinos AS. Agrinos AS was taken under administration as a bankruptcy estate by the Norwegian bankruptcy court in Oslo. In addition to the shares of Agrinos, AMVAC acquired certain intellectual property rights. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. Its High Yield Technology® product platform works in conjunction with other nutritional crop inputs to increase crop yield, improve soil health and reduce the environmental footprint of traditional agricultural practices. The acquired assets included product registration, trade names and trademarks, customer lists, workforce, fixed assets, two factories and existing working capital.

On April 1, 2020, the Company’s principal operating subsidiary, AMVAC, acquired 6,250,000 common shares of Clean Seed Capital Group Ltd. (Clean Seed), representing an ownership of approximately 8%. In addition, AMVAC licensed from Clean Seed certain intellectual property rights related to Clean Seed’s SMART planting technologies.

On December 20, 2019, the Company’s principal operating subsidiary, AMVAC, completed the purchase of certain assets related to four herbicide products from E.I. du Pont de Nemours and Company, doing-business-as Corteva Agriscience and Dow Agrosciences, LLC., for use in the U.S.. The purchased assets included end-use registrations, registration data, trademarks (specifically, Classic®, First Rate®, Python® and Hornet®), on-hand inventory, commercial sales information, know-how and certain product supply arrangements.

On July 1, 2019, the Company completed the acquisition of three crop protection products for the U.S. market from Raymat Crop Science, Inc. and its affiliate, Esstar Crop Science, Inc. The acquired products are the miticide etoxazole, the insect growth regulator Diflubenzuron, and a rice herbicide bispyribac sodium (Arroz). The acquired assets included product registrations, trademarks and trade names, customer lists and associated on-hand inventory.

On January 10, 2019, the Company’s international subsidiary AMVAC do Brazil completed the purchase of Defensive and Agrovant, two distribution companies based in Brazil. Defensive and Agrovant market and distribute crop protection products and micronutrients with focus on the fruit and vegetable market segments throughout Brazil. The acquired entities are holding assets that consist, in part, of product registration, trade names and trademarks, customer lists, workforce, fixed assets, and existing working capital.

On December 28, 2018, the Company’s international subsidiary AMVAC BV completed the purchase of certain assets related to the Quizalofop product family from E.I. du Pont de Nemours and Company. Quizalofop is an herbicide marketed under the name Assure II for use on canola, soybeans and pulse (among other things) in Canada and the U.S.. The acquired assets included product rights, registration data, trademarks, and on-hand inventory. Subsequently, AMVAC BV transferred the acquired assets related to the U.S. market to AMVAC.

On December 14, 2018, AMVAC completed the purchase of certain assets related to the trichlorfon product line from Bayer AG and Bayer CropScience AG (“Bayer”). Trichlorfon is an insecticide marketed under the name Dylox in turf, ornamental and other markets. This transaction included product registrations, trademarks and manufacturing know-how. AMVAC manufactures and supplies formulated end use products to Bayer (for the professional turf market) and to SBM (for the consumer lawn market).

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

On June 20, 2018, AMVAC completed the purchase of certain intangible assets related to the bromacil product family including end use registrations in the U.S.. The assets were purchased from Bayer AG. Bromacil is a broad-spectrum residual herbicide used for non-agricultural industrial vegetation control and on many crops such as pineapples, citrus, agave and asparagus. Marketed under the Hyvar® and Krovar® brands, bromacil herbicides are valued and long-established weed control tools. Amvac already owned these registrations for markets outside the U.S. and Canada through a prior purchase.

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

Customers

The Company’s largest three customers accounted for 17%, 12% and 10% of the Company’s sales in 2020; 18%, 14% and 7% in 2019; and 12%, 9% and 8% in 2018.

Distribution

In the U.S. AMVAC predominantly distributes its products through national distribution companies and buying groups or co-operatives, which purchase AMVAC’s goods on a purchase order basis and, in turn, sell them to retailers/growers/end-users.

Internationally, AMVAC BV has sales offices or wholly owned distributors in Mexico, Central America, Brazil, Australia, and India, and sales force executives or sales agents in a number of other territories. The Company’s domestic and international distributors, agents and customers typically have long-established relationships with retailers/end-users, far-reaching logistics, transportation capabilities and/or customer service expertise. The markets for AVD products vary by region, target crop, use and type of distribution channel. AVD’s customers are experts at addressing these various markets.

Competition

In its many marketplaces, AVD faces competition from both domestic and foreign manufacturers. Many of our competitors are larger and have substantially greater financial and technical resources than AVD. AVD’s capacity to compete depends on its ability to develop additional applications for its current products and/or expand its product lines and customer base. AVD competes principally on the basis of quality, product efficacy, price, technical service and customer support. In some cases, AVD has positioned itself in smaller niche markets, which are no longer addressed by larger companies. In other cases, for example in the Midwest corn and soybean markets, the Company competes directly with larger competitors.

Manufacturing

Through its six manufacturing facilities (see Item 2, Properties), AVD synthesizes many of the technical grade active ingredients that are in its end-use products. Further, the Company formulates and packages its end use products at its own facilities or at the facilities of third-party formulators in the U.S. and at various international locations. Furthermore, we noted earlier that, in October 2020, the Company completed the purchase of Agrinos. That biological business owns two manufacturing sites, one in the U.S. and the second in Mexico, and has product manufactured at a third-party facility in India.

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

Intellectual Property

AVD’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents. Certain of the Company’s closed delivery systems are patented, and the Company has both pending and issued patents relating to its equipment portfolio, particularly with respect to its SIMPAS and Ultimus technology. Further, AVD’s trademarks bring value to its products in both domestic and foreign markets. AVD considers that, in the aggregate, its product registrations, trademarks, licenses, customer lists and patents constitute valuable assets. While it does not regard its current business as being materially dependent upon any single product registration, trademark, license, or patent, it believes that patents will play an increasingly important role in its developmental equipment technology in future years, including with respect to its Envance essential oils technology.

EPA Registrations

In the U.S., AVD’s products also receive protection afforded by the terms of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), pursuant to which it is unlawful to sell any pesticide in the U.S., unless such pesticide has first been registered by the U.S. Environmental Protection Agency (“USEPA”). Most of the Company’s products that are sold in the U.S. are subject to USEPA registration and periodic re-registration requirements and are registered in accordance with FIFRA. This registration by USEPA is based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment, when used according to approved label directions. In addition, each state requires a specific registration before any of AVD’s products can be marketed or used in that state. State registrations are predominantly renewed annually with a smaller number of registrations that are renewed on a multiple year basis. Foreign jurisdictions typically have similar registration requirements by statute.

The USEPA, state, and foreign agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AVD. AVD, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, required data relative to specific products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement results in operating expenses in such areas as regulatory compliance, with USEPA and other such bodies in the markets in which the Company sells its products. In addition, at times, the Company is required to generate new formulations of existing products or to produce new products in order to remain compliant. The Company expensed $15,613, $13,989 and $16,047, during 2020, 2019 and 2018, respectively, on these activities.

	2020	2019	2018
Registration	$10,914	$9,046	$10,749
Product development	4,699	4,943	5,298
	$15,613	$13,989	$16,047

Environmental

Commerce Site

During 2020, AMVAC continued activities to address environmental issues associated with its facility in Commerce, CA. (the “Facility”). An outline of the history of those activities follows.

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

Other Environmental

AMVAC is subject to numerous federal and state laws and governmental regulations concerning environmental matters and employee health and safety at its six manufacturing facilities both in the U.S. and abroad. The Company continually adapts its manufacturing, storage, transportation, handling and disposal processes to the environmental control standards of the various regulatory and other agencies to which it is subject. The USEPA and other foreign, federal and state agencies have the authority to promulgate regulations that could have an impact on the Company’s operations.

AMVAC expends substantial funds to minimize the risk of discharge of materials in the environment and to comply with the governmental regulations relating to protection of the environment. Wherever feasible, the Company recovers and recycles raw materials and increases product yield in order to partially offset increasing pollution abatement costs.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

Human Capital Resources

We believe that, beyond being essential to our operations, our people have inestimable worth independent of our business. As outlined in our Human Rights Policy (see, www.american-vanguard.com under ESG tab), we believe that it is fundamental to our corporate responsibility and, indeed, to our humanity, that we recognize, respect and nurture the freedom and dignity of all persons. Accordingly, we have insinuated that belief throughout the fabric of our operations in our approach toward our employees. Indeed, the first two core values underlying our commitment to sustainability (see, 2017/2018 Sustainability Report, www.american-vanguard.com under ESG tab) are “Safety First” – which is a culture that begins with highly-regulated manufacturing plants, continues into the design of science-backed products and extends into market-leading delivery systems – and “Making a Difference” – under which, by rewarding achievement and giving our employees a voice, we attract diverse employees who want to make a difference in their careers, in the company and in the communities that we serve.

The most salient feature of success in managing human capital has been our ability to attract and retain excellent talent. We are not the largest company within our sector – in fact, we are possibly the smallest public company dedicated to crop inputs and precision application technology. However, we have consistently drawn high-achieving, successful personnel from much larger competitors, largely due to the fact that we are not only collegial and nimble, but also offer employees the chance to make a difference, to be themselves, to think creatively.

Another important practice in managing human capital is that we offer among the most generous healthy benefits in the industry – minimal employee contribution, copays, out-of-pocket limits. (See also the Compensation Discussion & Analysis in our 2020 Proxy Statement at www.american-vanguard.com, click on SEC filings). We also provide a comprehensive wellness program, with annual biometric testing and incentives for health coaching. These programs serve to keep the employee population and their families healthy. Further, these programs are, for the most part, self-insured and represent a direct and important investment in our people.

We are also one of the only public companies of which we are aware that gives awards of our common stock to the entire full-time workforce. Most public companies limit their stock awards to those in the highest echelon. We do not. Rather, we believe that all employees should share in our long-term success and that those who work for the company should have the perspective of both employee and shareholder. This practice also engenders a sense of greater permanency in the work relationship through which employees are more inclined to propose plans and solutions for the future. Similarly, unlike many public companies, we allocate our incentive compensation throughout the entire workforce, thereby rewarding their contribution to our companywide performance. As of December 31, 2020, the Company employed 771 employees. The Company employed 671 employees as of December 31, 2019 and 624 employees as of December 31, 2018. From time to time, due to the seasonality of its business, AVD uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

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

GemChem is a California corporation that was incorporated in 1991 and was subsequently purchased by the Company in 1994. GemChem sells into the pharmaceutical, cosmetic and nutritional markets and, in addition, purchases key raw materials for the Company. GemChem is a wholly owned subsidiary of AVD.

DAVIE owns real estate for corporate use only. The site is the home to the Company’s research center and also provides accommodation for the Company’s production control team. See also Part I, Item 2 of this Annual Report on Form 10-K. DAVIE is a wholly owned subsidiary of AVD.

On October 2, 2017, AMVAC purchased substantially all of the assets of OHP, a domestic distribution company specializing in products for the turf and ornamental market. OHP markets and sells end use products for third-parties, either under third-party brands or else as its own label products.

Envance is a Delaware Limited Liability Company and is a wholly owned subsidiary of the Company. It was formed in 2012 with joint venture partner, TyraTech. AMVAC’s initial shareholding was 60% which increased to 87% in 2015. Prior to November 8, 2018 the Company also owned 34.38% of TyraTech. On November 8, the Company acquired the remaining 65.62% of the shares of TyraTech Inc. and, as a result, TyraTech became a wholly owned subsidiary of the Company on November 9, 2018. Also, as a result of acquiring 100% of TyraTech, Envance became a wholly owned subsidiary of the Company. Envance has the rights to develop and commercialize pesticide products and technologies made from natural oils in global consumer, commercial, professional, crop protection and seed treatment markets and has begun bringing products to market and license its intellectual property to third-parties.

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

AMVAC BV is a registered Dutch private limited liability company that was formed in July 2012. AMVAC BV is located in the Netherlands and is wholly owned by AMVAC CV. During 2020, the international business sold the Company’s products in 55 countries, as compared to 55 countries in 2019.

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

On October 8, 2020, American Vanguard Australia Pty Ltd acquired 100% of the stock of AgNova, an Australian company that sources, develops, and distributes specialty crop protection and production solutions for agricultural and horticultural producers, and for selected non-crop users.

On October 2, 2020, the Company’s principal operating subsidiary, AMVAC, completed the purchase of all outstanding shares of Agrinos and certain intellectual property rights. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities and has operating entities in the U.S., Mexico, India, Brazil, China, Ukraine, and Spain.

The Company classifies as international sales all products bearing foreign labeling shipped to a foreign destination.

	2020	2019	2018
International sales	$186,980	$185,961	$153,958
Percentage of net sales	40.8%	39.7%	33.9%

The Company’s Operations in a Pandemic

Having been categorized as a pandemic in March 2020 by the World Health Organization, the novel coronavirus (COVID-19) has since spread, at the time of this document, to infect over 100 million people and caused over 2 million fatalities worldwide. Like many other companies, we have had to adapt quickly and frequently to ensure the health and safety of the workplace while maintaining operations without disruption. Our mission was driven in part by our legal status. Under applicable federal guidelines (at https://www.cisa.gov), the Company is part of the nation’s “critical infrastructure” and falls within three of the 16 sectors that are specially permitted to operate:  “Food and Agriculture” sector (engaged in “the production of chemicals and other substances used by the food and agriculture industry, including pesticides, herbicides etc.”), the “Chemical” sector (supporting the operation . . . of facilities (particularly those with high risk chemicals . . . whose work cannot be done remotely and requires the presence of highly trained personnel to ensure safe operations”) and the “Public Works and Infrastructure Support Services” sector (in support of public health including pest control and exterminators, landscapers and others who provide services to residences and businesses). In issuing guidance on Coronavirus, then President Donald J. Trump said, “If you work in a critical infrastructure industry, as defined by the Department of Homeland Security, such as healthcare services and pharmaceutical and food supply, you have a special responsibility to maintain your normal work schedule [emphasis added].” We have found that state COVID-19 orders and, indeed, even those of countries in which the outbreak has been most pronounced, have consistently excepted food supply as an area essential to the survival of its populations and, as such, had given special permission to companies, such as ours, to continue to operate during the pandemic.

In light of our status within the critical infrastructure, at the outset of the pandemic, the Company took swift action to understand, contain and mitigate the risks posed by this pandemic. Specifically, we formed a Pandemic Work Group to design and implement protocols for social distancing, make provisions for the workforce to work remotely where possible, establish quarantine, tracing and leave-of-absence policies for those who present COVID-like symptom or may have been in touch with those who have. Further, the group has kept current with local, state, federal and international laws and restrictions that could affect the business; provided real-time information to the workforce including with respect to testing and vaccinations; and drawn from political commentary and news statements concrete directions on how best to continue operations. We have also prepared contingency plans to permit the continued operation of our factories, in the event that there are critical staffing issues due to attrition. Further, we have continuously monitored supply chain, transport, logistics and border closures and have reached out to third-parties to make clear that we are continuing to operate, that we have our own policies relating to health and safety (e.g., all staff who can work remotely were instructed so to do and were provided with the necessary IT equipment, no third-party visitors, no face-to-face meetings) and are committed to compliance with COVID-19 policies of our business partners. Our CEO and the Pandemic Work Group have held regular “state of the company” calls with the functional heads of our businesses across the globe to ensure that our information is shared in a timely manner and that our direction is clear.

In keeping with our charge to operate as an essential business and by virtue of our efforts to contain and mitigate the risks posed by the pandemic, we have been able to manage our business with minimal disruption during the reporting period. As referred to in this Form 10-K (see Note 1 to the Consolidated Financial Statements), the coronavirus has affected our overall performance to a degree. Lost opportunities for certain new product launches, inability to meet both existing and potential new customers face-to-face, reduced demand for commodity crops sold to restaurants, and foreign exchange effects in Brazil, Mexico and Australia, have likely limited the Company’s top-line growth by up to several million dollars and the associated profitability, to an indeterminate degree, since the inception of the pandemic.

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

Further, in support of the Risk Committee, senior management has appointed a risk manager who is focused on addressing each of the most material risks facing the Company. The top risks identified by management (in no particular order) include: adverse political and regulatory climate; managing inventory and optimizing manufacturing efficiency; succession planning and bench strength; maintaining a competitive edge in the marketplace; the possibility of an environmental event; undervaluation of the Company; availability of acquisition and licensing targets and cyber-terrorism. In addition, the Company continually evaluates insurance levels for product liability, property damage and other potential areas of risk. Management believes its facilities and equipment are adequately insured against loss from usual business risks including cyber-terrorism.

Environmental, Social and Governance (“ESG”)

At the center of our ESG commitment is the principle of Sustainable Agriculture. While this concept has been used by many to mean many different things, we have given it a very clear meaning. In our parlance, Sustainable Agriculture is broad enough to encompass a comprehensive ESG program, but clear enough to give us direction in our outlook and purpose in our activities. Please click on the “ESG” tab at www.american-vanguard.com to access the documents mentioned below.

Access to food is a basic human right and is at the core of our commitment to sustainable agriculture. All people should be able to rely on a stable, affordable food supply both now and into the future. We are committed to meeting that need upon a foundation of social responsibility and equity. In that vein, we believe that sustainable agriculture must include these three principles:

Climate Equity – as outlined in our Climate Change Commitment, we are committed to making enterprise-wide, progressive and measurable efforts to do our part to help to arrest the trend of global warming. In making decisions, taking actions and conducting our operations we are mindful of climate equity, which holds that climate change has three primary effects – generational, regional and individual. To that end, we believe that reducing our carbon footprint and, through our products and services, enabling others to do so will advance climate equity consistent with the goal of a 2-degree warmer world, as outlined in the Paris Agreement. Whether in terms of eco-friendly products – such as natural oils from Envance (used in Proctor & Gamble’s Zevo product line), microbial High Yield solutions from Agrinos (that enhance soil health and promote carbon sequestration) or tailored bionutritional products from Greenplants – or delivery systems, such as our SIMPAS precision application system that maximizes yield while minimizing the environmental footprint – we are endeavoring to making the planet a better place than we found it.

Environmental Equity – we recognize that our planet has limited resources and that what we do with them has an effect on the habitat for both humans and other species, both for today and tomorrow. We also recognize that our activities can affect the environment generationally, regionally and individually. We are, therefore, committed to environmental equity in our operations. Specifically, and as more fully outlined in our sustainability reports, we seek to conserve finite resources such as water, land and energy while protecting the environment and enhancing biodiversity, so that these resources are available in amounts and quality to support our neighbors and future generations. In addition, we have committed significant resources toward supporting growers with precision application technology – like SIMPAS and Ultimus – that enable growers to manage, optimize and trace the use of crop and soil inputs, and to use only what is needed, precisely where it is needed. Furthermore, we are mindful of those who might be disproportionately affected by what we do, such as loaders and applicators of our products. To that end, we have been at the forefront of user-friendly, closed delivery systems (from Lock ‘n Load to SMARTBox to SIMPAS/SmartCartridges) to minimize exposure and maximize safety for those on-the-ground.

Food Equity – we are committed to the proposition that access to food is a basic human right. Implicit in that commitment is the principle of food equity, which has three aspects, once again, generational, regional and individual. First, food security – we believe it is essential to ensure the long-term sustainability and competitiveness of the global agricultural industry. We contribute toward food security by investing in eco-friendly solutions and in new technology, like SIMPAS, that give growers the best tools possible to ensure that their operations are viable, both today and tomorrow. Second, food availability – ensuring that food gets from field to table. As we saw in the pandemic, the supply chain for food can be broken, and those who suffer most are often those farthest from the fields. To that end, we support farm-to-field efforts and programs to reduce food waste. Third, food affordability – ensuring that food prices can be maintained for all, including the impoverished. We do this by giving farmers effective tools, including precision application equipment, that optimize their costs, boost their yield, and enable them to produce and market food at reasonable prices.

Social Responsibility – our discussion of Sustainable Agriculture would not be complete without specific mention of our commitment to social responsibility. This concept is inherent in all forms of equity, be they climate, environmental or food related. However, social responsibility gives us pause to consider factors of a more fundamental nature, such as human rights. Our Human Rights Policy details our essential belief that we respect and support human rights, both within and without our operations. We believe that it is fundamental to our corporate responsibility and, indeed, to our humanity, that we recognize, respect and nurture the freedom and dignity of all persons. To that end, we support the tenets of the International Bill of Human Rights, including the United Nations Universal Declaration of Human Rights, the UN framework on Corporate Responsibility to Respect Human Rights (which is one section of the UN Guiding Principles on Business and Human Rights) and the UN International Labor Organization on Fundamental Principles and Rights at Work.

Under the umbrella of Sustainable Agriculture, we are committed to operating our business with a sense of mindfulness – toward the climate, toward the environment and toward the good of humans and other species. We consider ourselves to be part of a broader mission – one of ensuring that people can rely upon a stable, affordable food supply both now and in the future. It is a privilege to be part of that mission. With that privilege comes responsibility, and we take that responsibility seriously.

Available Information

The Company makes available free of charge (through its website, www.american-vanguard.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). All reports filed with the SEC are available free of charge on the SEC website, www.sec.gov. Also available free of charge on the Company’s website are the Company’s Audit Committee, Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee Charters, the Company’s Corporate Governance Guidelines, the Company’s Code of Conduct and Ethics, and the Company’s Employee Complaint Procedures for Accounting and Auditing Matters. Beneath the “ESG” tab at that site, you will also find links to the Company’s Corporate Sustainability Reports, Climate Change Commitment and Human Rights Policy. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Regulatory/Legislative/Litigation Risks

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

Product liability judgments on glyphosate by domestic courts present a litigation risk to companies in this industry—Multiple judgments have been rendered by domestic courts in product liability cases against Bayer/Monsanto in connection with injuries allegedly arising from exposure to the herbicide product, glyphosate. The basis was purported carcinogenicity based largely upon the findings of a certain international organization, in spite of significant scientific evidence to the contrary. While the Company does not sell glyphosate, the theory of these results could put one or more of the Company’s products at risk. There is no guarantee that one or more product liability actions would not be brought against the Company on a similar basis, and it is possible that adverse rulings in any such actions could have a material adverse effect upon the Company’s financial performance in future reporting periods.

The trend of passing pesticide “ban-bills” in various states could put one or more of the Company’s products at risk—In certain states, including Maryland and New York, state and/or local legislatures have passed legislation banning the use of specific pesticides, such as chlorpyrifos, in spite of valid registrations at USEPA and/or the equivalent state agency. While the Company does not sell chlorpyrifos products, there is no guarantee that one or more of its registered products would not be targeted in state or local legislation of this nature. Further, such legislation could have a material adverse effect upon the Company’s financial performance in future reporting periods.

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

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation—The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of, and type of, application for our products. More stringent restrictions could make our products less available, which would adversely affect our revenues and profitability. Substantially all of the Company’s products are subject to the USEPA (and/or similar agencies in the various territories or jurisdictions in which we do business) registration and re-registration requirements and are registered in accordance with FIFRA or similar laws. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states, where any of the Company’s products are used, also require registration before products, such as the Company sells, can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be fulfilled on the Company’s products. The Company, on its behalf and also in joint efforts with other registrants, has furnished, and is currently furnishing certain required data relative to its products. There can be no assurance, however, that the USEPA or similar agencies will not request that certain tests or studies be repeated, or that more stringent legislation or requirements will not be imposed in the future. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The manufacturing of the Company’s products is subject to governmental regulations— The Company currently owns and operates five manufacturing facilities which are located in Los Angeles, California; Axis, Alabama; Marsing, Idaho, Clackamas, Oregon, and Ethojoa, Mexico, and owns and has manufacturing services provided at an additional facility in Hannibal, Missouri, (the “Facilities”). The Facilities operate under the laws and regulations imposed by relevant country, state and local authorities. The manufacturing of key ingredients for certain of the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit, or a significant increase in the fees for such licenses or permits, could impede the Company’s manufacture of one or more of its products and/or increase the cost of production; this, in turn, would materially and adversely affect the Company’s ability to provide customers with its products in a timely and affordable manner.

Pandemic/Climate Risks

The COVID-19 pandemic may interfere with the Company’s business—Over the past year, the novel coronavirus pandemic has spread around the globe, infecting over 100 million persons and resulting in over 2 million fatalities. While the company has been able to operate without interruption, during the reporting period, and has seen comparative minimal impact on the markets that it serves, there is no guarantee that the pandemic, as it continues, will not disrupt our supply chain, customers or end-users of our products.

Climate Change may adversely affect the Company’s business—Over the course of the past several years, global climate conditions have become increasingly inconsistent, volatile and unpredictable. Many of the regions in which the Company does business have experienced excessive moisture, cold, drought and/or heat of an unprecedented nature at various times of the year. In some cases, these conditions have either reduced or obviated the need for the Company’s products, whether pre-plant, at-plant, post-emergent or at harvest. Due to the unpredictable nature of these conditions, growers and distributors appear to have become increasingly conservative in procurement practices and the accumulation of inventory. Further, the random nature of climactic change has made it increasingly difficult to forecast market demand and, consequently, financial performance, from year-to-year. There is no guarantee that climate change will abate in the near future, and it is possible that such change will continue to hinder the Company’s ability to forecast its sales performance with accuracy and otherwise adversely affect the Company’s financial performance.

The Company’s business may be adversely affected by weather effects—Demand for many of the Company’s products tends to vary with weather conditions and weather-related pressure from pests. Adverse weather conditions, then, may reduce the Company’s revenues and profitability. In light of the possibility of adverse seasonal effects, there can be no assurance that the Company will maintain sales performance at historical levels in any particular region.

The Company may be subject to environmental liabilities—The Company is fully committed toward minimizing the risk of discharge of materials into the environment and to complying with governmental regulations relating to protection of the environment, its neighbors and its workforce. Nevertheless, federal and state authorities may seek fines and penalties for any violation of the various laws and governmental regulations. In addition, while the Company continually adapts its manufacturing processes to the environmental control standards of regulatory authorities, it cannot entirely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. Further, these various governmental agencies could, among other things, impose potential criminal liability arising in connection with the Company’s importation (transportation, handling, and storage) of depleted Thimet containers (see, “Legal Proceedings”). In short, the Company may be held liable for significant damages or fines relating to any environmental contamination, injury, or compliance violation which could have a material adverse effect on the Company’s consolidated financial condition, statements of operations and cash flows.

Acquisition/Investment Risks

Newly acquired businesses or product lines may not generate forecasted results—While the Company conducts due diligence using a combination of internal and third-party resources and applies what it believes to be appropriate criteria for each transaction before making acquisitions, there is no guarantee that a business or product line acquired by the Company will generate results that meet or exceed results that were forecasted by the Company when evaluating the acquisition. There are many factors that could affect the performance of a newly acquired business or product line. While the Company uses assumptions that are based upon due diligence and other market information in valuing a business or product line prior to concluding an acquisition, actual results generated post-closing could vary widely from the Company’s forecast and, as such, could have a material effect upon the Company’s overall financial performance.

The Company’s investment in foreign businesses may pose additional risks—With the expansion of its footprint internationally, the Company now carries on business at a material level in some jurisdictions that have a history of political, economic or currency-related instability and customers with a potentially higher risk profile regarding accounts receivable collectivity compared to the Company’s legacy business. While such instability may not be present at the current time, there is no guarantee that conditions will not change in one or more jurisdictions quickly and without notice, nor is there any guarantee that the Company would be able to recoup its investment in such territories in light of such changes and potential losses due to economic factors, devaluation of local currencies, or the collectability risk from customers. Adverse changes of this nature could have a material effect upon the Company’s overall financial performance.

The Company’s investment in technology may not generate forecasted returns—The Company has had a history of investing in technological innovation, including with respect to product delivery systems, essential oil technology and biologicals, as one of its core strategies. These investments are based upon the premise that new technology will allow for safer handling or lower overall toxicity profile of the Company’s product portfolio, appeal to regulatory agencies and the market we serve, gain commercial acceptance, and command a return that is sufficiently in excess of the investment. However, there is no guarantee that a new technology will be successfully commercialized, generate a material return or maintain market appeal. Further, many types of development costs must be expensed in the period in which they are incurred. This, in turn, tends to put downward pressure on period profitability. There can be no assurance that these expenses will be recovered through successful long-term commercialization of a new technology.

The Company’s growth has been fueled in part by acquisitions—Over the past few decades, the Company’s growth has been driven by acquisitions and licensing of both established and developmental products from third-parties. There is no guarantee that acquisition targets or licensing opportunities meeting the Company’s investment criteria will remain available or will be affordable. If such opportunities do not present themselves, then the Company may be unable to duplicate historical growth rates in future years.

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

The Company faces competition in certain markets from new technologies and demand for organically produced food— The Company faces competition from larger companies that market new chemistries and other similar technologies in certain of the crop protection sectors in which the Company competes. There is no guarantee that the Company will maintain its market share or pricing levels in sectors that are subject to competition from companies that market new technologies. Further, it is possible that increased demand for organic crops may, over time, reduce the demand for the Company’s products.

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

The Company is dependent on a limited number of customers, which makes it vulnerable to the continued relationship with and financial health of those customers—In 2020, 2019 and 2018, our top three customers accounted for 39%, 39% and 29%, respectively, of the Company’s sales. The Company’s future prospects may depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. The Company cannot guarantee that these key customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on the Company’s consolidated financial statements.

General Risks

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

The Company’s computing systems are subject to cyber security risks—In the course of its operations the Company relies on its computing systems, including access to the internet, the use of third-party applications and the storage and transmission of data through such systems. While the Company has implemented security measures to protect these systems, there is no guarantee that a third-party will not penetrate these defenses through hacking, phishing or otherwise and either compromise, corrupt or shut down these systems. Further, in the event of such incursion it is possible that confidential business information and private personal data could be taken. Such an event could adversely affect both the Company’s ability to operate, its reputation with key stakeholders and its overall financial performance.

Reduced financial performance may limit the Company’s ability to borrow under its credit facility—The Company has historically grown net sales and net income through both expansion of current product lines, the acquisition of product lines from third-parties and the acquisition of both domestic and international distributors with strong niche market positions. In order to finance such acquisitions, the Company has drawn upon its senior credit facility. However, the Company’s borrowing capacity under the senior credit facility depends, in part, upon its satisfaction of a negative covenant that sets a maximum ratio of borrowed debt to earnings (as measured over the trailing 12-month period). There is no guarantee that the Company will continue to generate earnings necessary to ensure that it has sufficient borrowing capacity to support future acquisitions or that, when necessary, the lender group will amend the senior credit facility to provide for such borrowing capacity. Further, despite the Company’s long-standing relationship with its lenders, in light of the uncertainties in global financial markets there is no guarantee that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital needs.

The Company is subject to taxation related risks in multiple jurisdictions—The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In 2017, the U.S. enacted significant tax reform, and in the long-term certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development (“OECD”), are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. In response to the economic situation of the COVID-19 pandemic, President Donald Trump signed into law The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, on March 27, 2020.  The Company has considered both the income tax and non-income tax provisions of the CARES Act and has determined it has no significant impact.

To the extent that capacity utilization is not fully realized at its manufacturing facilities, the Company may experience lower profitability—While the Company endeavors continuously to maximize utilization of it manufacturing facilities, our success in these endeavors is dependent upon many factors, including fluctuating market conditions, product life cycles, weather conditions in our key markets, availability of raw materials, equipment failures, and regulatory constraints, among other things. There can be no assurance that the Company will be able to maximize the utilization of capacity at its manufacturing facilities. Underutilization of such manufacturing resources could have a material adverse effect upon the Company’s financial performance.

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

In 2001, AMVAC completed the acquisition of a manufacturing facility (the “Axis Facility”) from E.I. DuPont de Nemours and Company (“DuPont”). The Axis Facility was one of three such units located on DuPont’s 510-acre complex in Axis, Alabama. The acquisition consisted of a long-term ground lease of 25 acres and the purchase of all improvements thereon. The facility is a multi-purpose plant designed for synthesis of active ingredients and formulation and packaging of finished products. In 2018, FMC Corporation acquired from DuPont a business unit, which held, among other things, the Axis Facility. Prior to expiration of the lease, AMVAC and FMC negotiated the terms of a new lease, which has a term of 15 years and the option to renew for two, 5-year periods.

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

On October 2, 2020, AMVAC completed the purchase of all outstanding shares of Agrinos which is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. Its High Yield Technology® product platform works in conjunction with other nutritional crop inputs to increase crop yield, improve soil health and reduce the environmental footprint of traditional agricultural practices. Agrinos has two primary biological production facilities, a state-of-the-art microbial fermentation facility based in Clackamas, Oregon, and a facility in Sonora, Mexico. The Clackamas and Sonora facilities are used as both manufacturing sites, and operational centers for global supply chain and logistics.

AVD regularly adds chemical processing equipment to enhance or expand its production capabilities. The Company believes its facilities are in good operating condition, are suitable and adequate for current needs, have flexibility to change products, and can produce at greater rates as required. Facilities and equipment are insured against losses from fire as well as other usual business risks. The Company knows of no material defects in title to, or encumbrances on, any of its properties except that substantially all of the Company’s assets are pledged as collateral under the Company’s credit facility agreements with its primary lender group. For further information, refer to note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

AVD owns approximately 42 acres of unimproved land in Texas for possible future expansion.

The Company leases approximately 19,953 square feet of office space located at 4695 MacArthur Court in Newport Beach, California. In September 2015, the lease was amended and was extended to expire on June 30, 2021. The premises have served as the Company’s corporate headquarters since 1994.

GemChem, OHP, Envance and TyraTech (Envance and TyraTech are co-located), AMVAC BV’s, AMVAC M’s, AMVAC CR Srl’s, AMVAC Sgpr’s, AgNova, Agrinos and AgriCenter’s facilities consist of administration, development centers (in the case of Envance and TyraTech) and/or sales offices which are leased. In addition, Defensive and Agrovant (the Company’s indirect, wholly owned subsidiaries in Brazil) own and/or lease administration and sales offices and warehouse space in Jaboticabal, Brazil.

ITEM 3	LEGAL PROCEEDINGS

Please refer to Note 4 of the Notes to the Consolidated Financial Statements in Part II, item 8 of this Annual Report on Form 10-K.

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

Holders

As of February 12, 2021, the number of stockholders of the Company’s Common Stock was approximately 5,048, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

Dividends

The Company has issued a cash dividend in each of the last twenty-four years dating back to 1996. Cash dividends declared during the past three years are summarized in the table below.

Declaration Date	Distribution Date	Record Date	Dividend Per Share	Total Paid
December 7, 2020	January 6, 2021	December 23, 2020	$0.020	$592
March 9, 2020	April 16, 2020	March 26, 2020	0.020	586
Total 2020			$0.040	$1,178
December 9, 2019	January 9, 2020	December 26, 2019	$0.020	$582
September 16, 2019	October 17, 2019	October 3, 2019	0.020	582
June 10, 2019	July 12, 2019	June 28, 2019	0.020	580
March 6, 2019	April 10, 2019	March 27, 2019	0.020	580
Total 2019			$0.080	$2,324
December 10, 2018	January 10, 2019	December 27, 2018	$0.020	$581
September 18, 2018	October 17, 2018	October 3, 2018	0.020	588
June 11, 2018	July 12, 2018	June 28, 2018	0.020	587
March 8, 2018	April 13, 2018	March 30, 2018	0.020	586
Total 2018			$0.080	$2,342

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	237,745	$11.49	1,104,637
Total	237,745	$11.49	1,104,637

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the S&P 500 Stock Index, and a peer group (Specialty Chemical Industry). The graph assumes that the beginning values of the investments in the Company, the S&P 500 Stock Index, and the peer group of companies each was $100 on December 31, 2015. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

ITEM 6	SELECTED FINANCIAL DATA

The following table set forth the Company’s selected consolidated financial data as of and for each of the five years ended December 31, 2020 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

	2020	2019	2018	2017	2016
Net sales	$458,704	$468,186	$454,272	$355,047	$312,113
Gross profit	$172,590	$177,354	$182,631	$147,392	$128,288
Operating income	$22,908	$26,221	$39,021	$26,794	$20,540
Income before provision for income taxes and loss on equity investments	$18,447	$19,012	$33,596	$24,853	$18,917
Net income attributable to American Vanguard	$15,242	$13,601	$24,195	$20,274	$12,788
Earnings per common share	$0.52	$0.47	$0.83	$0.70	$0.44
Earnings per common share—assuming dilution	$0.51	$0.46	$0.81	$0.68	$0.44
Total assets	$680,293	$670,098	$593,587	$535,592	$429,956
Working capital	$160,401	$197,561	$164,660	$128,681	$130,001
Long-term debt, excluding current installments	$171,324	$148,766	$96,671	$77,486	$40,951
Stockholders’ equity	$(18,160)	$344,156	$329,230	$305,314	$282,357
Weighted average shares outstanding—basic	29,450	29,030	29,326	29,100	28,859
Weighted average shares outstanding—assuming dilution	29,993	29,656	30,048	29,703	29,394
Dividends per share of common stock	$0.04	$0.08	$0.08	$0.06	$0.03

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

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Security and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Report.

The discussion and analysis of our financial condition and results of operations for 2020, as compared to 2019 appears below. As permitted by SEC rules, we have omitted the discussion and analysis of our financial condition and results of operations for 2019 compared to 2018. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2019, for this discussion.

MANAGEMENT OVERVIEW

Despite a prolonged pandemic which affected the general global business environment over most of the year, the Company’s performance in 2020 was steady, with a slight decline in the top line and an improvement in net income. While net sales were down 2%, as compared to 2019 ($458,704, as compared to $468,186), net income was up about 12% ($15,242, as compared to $13,601) due for the most part to the beneficial effect of both a business combination (specifically, a bargain purchase gain relating to the Agrinos acquisition) and the release of liabilities for uncertain tax positions (relating to acquisitions that were completed in 2017 and 2019). As the reader will note, many of the other factors (gross margin, factory performance and operating expenses) were in line with the prior year.

In summary, our results for 2020 were as follows. Net sales performance was mixed across our businesses. The top line of our U.S. Crop segment was up slightly, notwithstanding the restrictions placed on our activities by pandemic related protocols, which caused our customers and employees to operate on a virtual basis across the entire distribution channel. By contrast, sales of our U.S. Non-Crop business declined primarily due to reduced demand for our mosquito adulticide product, as customers worked down channel inventory. International sales rose with the addition of businesses that were acquired late in the year (Agrinos and AgNova) and improved performance in Mexico, partially offset by a restructuring in the supply channel in Central America and market softness in Brazil. Factory performance was in line with 2019.

As a result of the sales dynamics just described, absolute gross profit during 2020 was approximately 3% below that of 2019 ($172,590 vs. $177,354). Despite the sales driven decline, gross profit when expressed as a percentage of sales remained exactly in line with the prior year at 38%. Operating expenses increased by less than 2% ending at $154,339, as compared to $151,133 in 2019. This performance included multiple offsetting puts-and-takes. Within this category, selling expenses were down about 6%, while general and administrative increased by about 3%; however, that comparison is substantially impacted by the beneficial impact on 2019 expenses that did not recur in 2020, including: the fair value adjustments to contingent consideration associated with 2017 acquisitions ($3,866), and a break-up fee on an acquisition that did not complete ($500). On the other hand, in 2020, we did benefit from the release of environmental reserves established at the time of the 2019 acquisition of our Brazilian entity ($1,227), incurred a charge related to the change in fair value of certain liabilities associated with an acquisition ($250), offset by a profit on sale of some product registrations ($493). Expenses relating to Regulatory, R&D and Product Development rose by about 9%, primarily due to higher reregistration activity and continued work on our SIMPAS delivery system. Finally, freight rose by about 4% in light of increased sales of bulk products, such as soil fumigants. Overall, operating profit declined by about 13% (to $22,908 in 2020 from $26,221 in 2019).

During 2020, we benefitted from the recognition of a preliminary bargain purchase gain in the amount of $4,657 arising from the acquisition of Agrinos. Agrinos was acquired out of bankruptcy. This provided the Company with an opportunity to acquire Agrinos at an advantageous purchase price, which was below the preliminary fair value of the net assets acquired, resulting in the above-mentioned bargain purchase gain.

The Company also recorded a gain on change in fair value on a strategic equity investment in the amount of $717.

In spite of having a slightly higher average debt level, our interest expense dropped by about 28% (to $5,178 in 2020 from $7,209 in 2019) due both to timing of our borrowings and a drop in interest rates. This enabled us to report income before provision for income taxes of $18,447, as compared to $19,012 in 2019.

Our effective tax rate for 2020 ended at 16.7%, as compared to 27.4% in 2019. This improvement is primarily due to two factors; the bargain purchase gain (which is not taxable) and the net benefit of releasing liabilities (in the amount of $2,092) for uncertain tax positions related to current year positions and to acquisitions completed in 2017 and in 2019. All told, then, for the 2020 year we recorded net income up 12% at $15,242 (as compared to $13,601 in 2019) and earnings per diluted share of $0.51 (as compared to $0.46 in 2019).

When considering the consolidated balance sheet, long-term debt decreased to $107,442 as of December 31, 2020, from $148,766 as of December 31, 2019. The decreased level of debt was driven by the Company’s strong cash management during 2020, including a strong response from the Company’s biggest customers to our early-pay programs. The Company’s liquidity position improved with a closing borrowing capacity of $86,736 as of December 31, 2020, as compared to $26,977 as of December 31, 2019. Furthermore, inventories remain flat at $163,784, as of December 31, 2020, as compared to inventories of $163,313, this time last year. This included inventory associated with the two business acquisitions completed in the final three months of the year that amounted to approximately $8,340.

Results of Operations

2020 Compared with 2019:

	2020	2019	$ Change	% Change
Net sales:
U.S. crop	$223,167	$220,635	$2,532	1%
U.S. non-crop	48,557	61,590	(13,033)	-21%
Total U.S.	271,724	282,225	(10,501)	-4%
International	186,980	185,961	1,019	1%
Total net sales	$458,704	$468,186	$(9,482)	-2%
Cost of sales:
U.S. crop	$124,827	$125,206	$(379)	0%
U.S. non-crop	26,332	31,877	(5,545)	-17%
Total U.S.	151,159	157,083	(5,924)	-4%
International	134,955	133,749	1,206	1%
Total cost of sales	$286,114	$290,832	$(4,718)	-2%
Gross profit:
U.S. crop	$98,340	$95,429	$2,911	3%
U.S. non-crop	22,225	29,713	(7,488)	-25%
Total U.S.	120,565	125,142	(4,577)	-4%
International	52,025	52,212	(187)	0%
Total gross profit	$172,590	$177,354	$(4,764)	-3%
Gross margin:
U.S. crop	44%	43%
U.S. non-crop	46%	48%
Total U.S.	44%	44%
International	28%	28%
Total gross margin	38%	38%

Our U.S. crop business recorded net sales that were about 1% higher than those of the prior year period ($223,167 versus $220,635). After a brief period of anticipatory buying during the first few months of the pandemic, the distribution channel followed conservative procurement practices for the second and third quarters of 2020. Reduced ethanol demand, low crop commodity pricing, a strained farm economy and the COVID-19 pandemic all contributed to this approach. In the final quarter of the year, however, corn and soybean commodity price began to escalate, and Midwest purchasing patterns began to normalize, which, in turn, benefitted our soil insecticide product lines. We saw a strong performance in our soil fumigant business driven by a rebound in usage by potato growers, as pandemic-impacted restaurants and schools began to reopen. Newly acquired products, primarily for soybean, rice and corn applications, contributed to a year-over-year increase in sales and bolstered U.S. Crop gross margins as a result. Partially offsetting these increases, we recorded lower net sales of our foliar insecticide Bidrin due to low cotton commodity prices (and a concomitant decline of 11% in planted cotton acres - down 1.5 million acres to 12.2 million), unfavorable weather conditions, (drought in West Texas and hurricanes in the Southeast region) and reduced foliar pest pressure. Our cotton harvest defoliant Folex generated slightly lower sales following multiple hurricanes that struck the region destroying some harvestable acreage.

Cost of sales within the domestic crop business was slightly lower than 2019 (down to $124,827 from $125,206), gross profit improved by 3% ($98,340 in 2020 vs. $95,429 in 2019), and gross margin increased to 44% of sales as compared to 43% last year.

Sales of our U.S. non-crop business were down about 21% ($48,557 in 2020 vs. $61,590 in 2019). Our Dibrom® mosquito adulticide sales, which constitute a significant portion of overall non-crop sales, were down in 2020 as mosquito control distributors continued to work down channel inventory. Net sales of pest strips and other commercial pest control products were down significantly in 2020 as a result of widespread closure of restaurants, schools, malls and many other commercial enterprises due to pandemic restrictions. In addition, COVID protocols adversely impacted the activity of commercial pest control operators. Offsetting these factors, net sales from our OHP nursery and ornamental business were 9% higher than 2019, as demand for homeowner garden and landscape products accelerated during the second half of 2020 at retail locations around the country. Finally, our TyraTech/Envance revenues grew steadily with both direct product sales and royalty income exceeding the prior year performance.

Cost of sales in our U.S. non-crop business declined by 17% in comparison to the prior year ($26,332 in 2020 vs. $31,877 in 2019), gross profit declined by 25% ($22,225 in 2020 vs. $29,713 in 2019), and gross margin percentage declined slightly to 46% in 2020, as compared to 48% in 2019.

Net sales of our international businesses were increased by 1% in 2020 ($186,980 vs. $185,961 in 2019).  During 2020, our international group successfully balanced several positive and negative factors. We enjoyed strong demand for our soil fumigants, our Counter nematicide and our bromacil herbicides, particularly in Mexico, while experiencing reduced sales of one of our traditional insecticides (Mocap) due to regulatory phase-out in the EU. We benefitted from the addition of an acquired biological products business (Agrinos) and an established Australian supplier/distributor (AgNova). However, these gains were offset in part by softer demand in Central America, primarily due to a restructuring in the supply channel, and in Brazil, primarily due to the devaluation of the Brazilian Real in comparison to last year, limited customer access (in light of coronavirus protocols), and competitive market conditions.

Cost of sales in our international business increased slightly (about 1%) to $134,955 in 2020 from $133,749 in 2019. Gross profit at approximately the same level as the prior year ($52,025 in 2020 vs. $52,212 in 2019), and gross margin held steady at 28% (as posted in both years).

On a consolidated basis, gross profit for the year decreased by 3% (ending at $172,590 in 2020, as compared to $177,354 in 2019). Gross margin percentage remained at 38%, exactly in line with the prior year.

Operating expenses in 2020 increased by $3,206 to $154,339 or 34% of sales, as compared to $151,133 or 32% in 2019. The differences in operating expenses by department are as follows:

	2020	2019	Change	% Change
Selling	$42,389	$45,121	$(2,732)	-6%
General and administrative	48,828	46,593	2,235	5%
Research, product development and regulatory	26,310	24,070	2,240	9%
Freight, delivery and warehousing	36,812	35,349	1,463	4%
Total Operating Expenses	$154,339	$151,133	$3,206	2%

•

Selling expenses decreased by 6% to $42,389 for the year ended December 31, 2020, as compared to $45,121 in 2019. The main drivers were the reduction in travel and entertainment expenses across all of our global operating subsidiaries, as a result of restrictions imposed in response to the COVID-19 pandemic. These reductions included the favorable impact of lower foreign currency exchange rates (as they relate to the translation to U.S. Dollars of operating expenses recorded in foreign currencies at our international subsidiaries). This performance was offset, in part, by the addition of activities of the newly acquired businesses.

•

General and administrative expenses increased by 5% to $48,828 for the year ended December 31, 2020, as compared to $46,593 in 2019. The main drivers for the slight increase were associated with the additional costs for the activities of businesses acquired in the final quarter of 2020, the beneficial impact on 2019 expenses of fair value adjustments to contingent consideration associated with 2017 acquisitions ($3,866) and a break-up fee ($500) arising from an unconsummated acquisition that did not re-occur in the current year. Although, these items that were not repeated in the current year, the negative effect was partially offset by the reduction in travel and entertainment expenses in response to the COVID-19 pandemic, a reduction in environmental reserves associated with our Brazilian business ($1,227), and a gain  associated with the sales of certain registration ($485). The cost reductions just described were partly offset by an expense associated with a change in the fair value of contingent consideration in the amount of $250.

•

Research, product development and regulatory expenses increased by 9% to $26,310 in 2020, as compared to $24,070 in 2019. The main drivers were increases in our product defense and product development costs, primarily resulting from increased activities in our newly acquired businesses, partially offset by the general delays in activities with third-party service providers caused by pandemic related disruption.

•

Freight, delivery and warehousing costs for the year ended December 31, 2020 increased by 4% to $36,812, as compared to $35,349 in 2019. This is mainly due to product mix and locations of customers. When expressed as a percentage of sales, freight costs increased slightly year over year to 7.9% in 2020, as compared to 7.5% in 2019.

In July 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. Subsequent to the initial investment, the Company recorded positive fair value adjustments in the amount of $717.

At the end of 2020 the Company completed on the acquisition of Agrinos. In addition to a manufacturing plant in California, Agrinos has operating entities in a number of foreign countries including a manufacturing site in Mexico. The Company acquired Agrinos out of bankruptcy and secured an economically advantageous purchase. The Company engaged a third-party valuation specialist to assist in establishing the preliminary fair value of the assets acquired. The valuation is mainly driven by future projected cash flows. The preliminary fair value of the net assets acquired, established with the assistance of a third-party valuation specialist, indicates that this acquisition resulted in a bargain purchase gain as the fair value of the acquired net assets exceeds the purchase price consideration. Accordingly, the Company has recorded a preliminary gain in the amount of $4,657 included in operating income in 2020.

Net interest expense was $5,178 in 2020, as compared to $7,209 in 2019. Interest costs are summarized in the following table:

	2020			2019
Average Indebtedness and Interest expense	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Working capital revolver	$170,801	$5,158	3.0%	$166,828	$6,857	4.1%
Interest income	—	(89)	—	—	(182)	—
Amortization of deferred loan fees	—	300	—	—	534	—
Amortization of other deferred liabilities	—	23	—	—	149	—
Other interest expense	—	110	—	—	166	—
Subtotal	170,801	5,502	3.2%	166,828	7,524	4.5%
Capitalized interest	—	(324)	—	—	(315)	—
Total	$170,801	$5,178	3.0%	$166,828	$7,209	4.3%

The Company’s average overall debt for the year ended December 31, 2020 was $170,801, as compared to $166,828 for the year ended December 31, 2019. On a gross basis, our effective interest rate decreased on our working capital revolver to 3.0%, as compared to 4.1% in 2019. This decrease was driven by decreases in the LIBOR rate. After adjustments related to capitalized interest and expenses related to the amortization of deferred liabilities, the overall effective interest rate was 3.0% for 2020 and 4.3% 2019.

Our provision for income taxes for 2020 was $3,080, as compared to $5,202 for 2019. The effective tax rate for 2020 was 16.7%, as compared to 27.4% in 2019.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for the 2017 through 2019 tax years. State income tax returns are subject to examination for the 2016 through 2019 tax years. The Company has other foreign income tax returns subject to examination.

For the years ended December 31, 2020 and 2019, the Company recorded net losses on its equity investments of $125 and $209, respectively.

Net income attributable to American Vanguard was $15,242 or $0.51 per diluted share in 2020 as compared to $13,601 or $0.46 per diluted share in 2019.

Liquidity and Capital Resources

The Company generated $89,198 of cash from operating activities during the year ended December 31, 2020, as compared to $9,569 in the prior year. Included in the $89,198 are net income of $15,242, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $23,849, amortization of deferred loan fees of $300, revision of contingent consideration of $250, provision for bad debts in the amount of $1,002. In addition, stock-based compensation of $6,561, loss from equity method investments of $125, change in investment fair value of $717, change in value of deferred income taxes of $969, change in reserves for uncertain tax positions of $2,092, a bargain purchase gain in the amount of $4,657 and other items amounting to $128, resulted in net cash provided by operating activities of $40,960, as compared to $43,686 for the same period of 2019.

During 2020, the Company decreased working capital by $37,160, as compared to the position at December 31, 2019. Included in this change: accounts receivables decreased by $15,559, inventories decreased by $7,421, income taxes increased by $287, and prepaid expenses decreased by $140. Deferred revenue increased by $36,803, as compared to December 31, 2019, driven by individual customer decisions to make early payments in return for early cash incentive programs. Our accounts payable balances decreased by $8,124, program accruals decreased by $2,517 and other payables and accrued expenses decreased by $775.

With regard to our program accrual, the year-over-year change is primarily driven by the mix of sales and customers in 2020, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Most of our programs relate to domestic sales. Typically, domestic crops have a growing season that ends on September 30th of each year. During 2020, the Company made accruals in the amount of $66,622 and made payments in the amount of $68,880. During 2019, the Company made accruals in the amount of $63,579, acquired certain liabilities in the amount of $7,247 as part of an acquisition, and made payments in the amount of $60,476.

Because the estimate for the program accrual is a material component of the presentation of the Company’s overall financial performance, the Company believes that the process it uses is critical in setting the accrual at the appropriate level. The Company’s process for developing the estimate involves a detailed review of each related transaction and includes the input of a significant number of senior employees to enable the Company to set the accrual using consistently applied judgements, subject to the particular circumstances of any individual transaction.

Cash used for investing activities amounted to $35,795 for the year ended December 31, 2020, as compared to $54,837 in 2019. The Company spent $23,356 in business and product acquisitions including intangible assets, goodwill, working capital and fixed assets as well as patent application costs. The Company spent $1,190 on an equity investment. In addition, in 2020, $11,249 was spent on capital expenditures primarily focused on continuing to invest in manufacturing infrastructure. In 2019, the Company spent $41,852 in business and product acquisitions including intangible assets, goodwill, working capital and fixed assets as well as patent application costs, and $12,985 on capital expenditures primarily focused on our manufacturing facilities.

During the year ended December 31, 2020, financing activities used $43,213, principally making repayments on the Company’s senior credit facility, as compared to providing $46,406 for the year ended December 31, 2019. This included net repayments of $41,624 on our credit facility in 2020, as compared to net borrowings of $51,900 in 2019. During the year, we paid dividends to stockholders amounting to $1,168, as compared to $2,323 in 2019. Finally, the Company did not repurchase common stock at market in 2020, as compared to repurchases of $2,604 in prior year.

The Company has various loans in place that together constitute the long-term loan balances shown in the consolidated balance sheets as at December 31, 2020 and 2019. These are summarized in the following table:

Indebtedness	2020	2019
Revolving line of credit	$107,900	$149,300
Debt issuance costs	(458)	(534)
Total indebtedness	$107,442	$148,766

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years and is the syndication manager for the Company’s loans.

The revolving line of credit agreement (the “Credit Agreement”) is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as agent, swing line lender and Letter of Credit issuer on the other hand, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022. The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1. The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The interest rate on December 31, 2020 was 2.75%.

As of April 22, 2020, AMVAC, as borrower, and certain affiliates amended the Credit Agreement., The Credit Agreement, as amended, has the same term and loan commitments, however the maximum permitted consolidated funded debt ratio (the “CFD Ratio”) has been increased from 3.25-to-1 to the following schedule: 4.00-to-1 through September 30, 2020, stepping down to 3.75-to-1 through December 31, 2020, 3.5-to-1 through March 31, 2021 and 3.25-to-1 thereafter. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the CFD Ratio by 0.5-to-1, not to exceed 4.25-to-1, for the next three full consecutive quarters. Finally, to the extent that a proposed acquisition is at least $30 million but less than $50 million, the consent of the Lead Agent is required. Larger acquisitions continue to require the consent of a majority of the Lenders.

At December 31, 2020, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $86,736. This compares to an available borrowing capacity of $26,977 as of December 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve-month period, (2) the inclusion of proforma EBITDA related to acquisitions completed during the preceding twelve months and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement). The Company was in compliance with all the debt covenants as of December 31, 2020.

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

Substantially all of the Company’s assets are pledged as collateral under the Credit Agreement, as amended.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2020, and the effects such obligations are expected to have on cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1—3 Years	4—5 Years	After 5 Years
Long-term debt (1)	$107,900	$—	$107,900	$—	$—
Estimated interest liability (2)	4,856	3,237	1,619	—	—
Contingent consideration on business acquisitions	2,468	1,004	1,464	—	—
Employment agreements	2,158	702	1,456	—	—
Operating leases—rental properties and equipment	10,542	3,014	3,405	2,103	2,020
Operating leases—vehicles	2,585	1,287	1,208	90	—
Transition taxes (3)	783	—	198	585	—
	$131,292	$9,244	$117,250	$2,778	$2,020

(1)	Under the terms of the credit facility, all debt outstanding is due when the agreement expires on June 30, 2022.

(2)

Estimated interest liability has been calculated using the average effective rate for 2020 for each category of debt over the remaining term of the debt and taking into account scheduled repayments. The revolving line has been assumed to be constant (i.e. $107,900) throughout the remaining term. All our debt is linked to LIBOR rates.

(3)	The Company elected to pay the transition tax related to the Tax Reform Act over an eight-year period. Total amount has been adjusted to reflect 2017 income tax overpayment applied to transition tax.

There were no significant other off-balance sheet arrangements as of December 31, 2020.

In addition to the above contractual obligations, $3,222 of unrecognized tax benefits and $4,195 of accrued penalties and interest have been recorded as long-term liabilities as of December 31, 2020. We are uncertain as to if or when such amounts may be settled, or any tax benefits realized.

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

Revenue Recognition and Allowance for Doubtful Accounts— Revenues from sales are recognized at the time control is transferred to the customer. This is typically the case when the customer has made the fixed commitment to purchase the goods, the products are shipped per the customer’s instructions, the sales price can be identified, and collection is probable. The Company has adopted procedures to ensure that revenues are recognized when earned. The procedures are subject to management’s review and from time-to-time certain revenues are excluded until it is clear that the title has passed and there is no further recourse to the Company. We also have some arrangements whereby revenues are recognized over time for certain products that are deemed to have no alternative use accompanied by an enforceable right to payment for performance completed to date. From time-to-time, the Company may offer a program to eligible customers, in good standing, that provides extended payment terms on a portion of the sales on selected products. The Company analyzes these extended payment programs in connection with its revenue recognition policy to ensure all revenue recognition criteria are satisfied at the time of sale. The Company also earns royalty income from its licensing arrangements which qualify as functional licenses rather than symbolic licenses. Upon signing a new licensing agreement, we typically receive up-front fees, which are generally characterized as non-refundable royalties. These fees are recognized as revenue upon the execution of the license agreements. Minimum royalty fees are recognized once the Company has an enforceable right for payment. Sales-based royalty fees are typically recognized when the sales occur. We calculate and accrue estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales. Allowance for doubtful accounts is established based on estimates of losses related to customer receivable balances. Estimates are developed using either standard quantitative measures based on historical losses, adjusted for current economic conditions, or by evaluating specific customer accounts for risk of loss.

The Company maintains an allowance to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables, other receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. The vast majority of the Company's trade receivables, other receivables and contract assets are less than 365 days. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios is based primarily on geographical location, type of customer and aging.

Deferred Revenue - From time to time, the Company receives pre-payments from customers which are recorded as deferred revenue on the Company’s consolidated balance sheets. The Company does not recognize revenue on any such payments unless and until the customer places and binding purchase order, the goods are shipped, and control is transferred to the customer.

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

Inventories — The Company values its inventories at lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) or average cost method, including, as appropriate, material, labor, factory overhead and subcontracting services. The Company writes down its inventory to the net realizable value following assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect manufacturing cost.

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

Business Combinations—The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill or an adjustment to the gain from a bargain purchase. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.

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

Asset Acquisitions—If an acquisition of an asset or group of assets does not meet the definition of a business, the transaction is accounted for as an asset acquisition rather than a business combination. An asset acquisition does not result in the recognition of goodwill and transaction costs are capitalized as part of the cost of the asset or group of assets acquired. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The acquisitions costs are allocated to the assets acquired on a relative fair value basis. Certain of our acquisition agreements include contingent earn-out arrangements, which are recognized only when the contingency is resolved, and the consideration is paid or becomes payable.

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

The Company reviews goodwill for impairment utilizing either a qualitative or quantitative assessment. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying values and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. The Company annually tests goodwill for impairment at the beginning of the fourth quarter, or earlier if triggering events occur.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary group of lenders is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate (LIBOR). The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts, though there are no such instruments in place during any periods presented in this Annual Report.

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

Disclosure Controls and Procedures

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, as of December 31, 2020, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2020, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, excluded Agrinos and AgNova, which were both acquired by the Company in the fourth quarter of 2020. Total assets acquired constituted less than 5% of the Company’s consolidated total assets and revenue from Agrinos and AgNova included in the Company’s consolidated statements of operations amounted to less than 1%. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the SEC. The Company has elected to exclude these acquisitions from its assessment of internal controls over financial reporting.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of AVD’s internal control over financial reporting as of December 31, 2020. Its report is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

American Vanguard Corporation

Newport Beach, California

Opinion on Internal Control over Financial Reporting

We have audited American Vanguard Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 31, 2021 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Agrinos and AgNova, which were acquired during the fourth quarter of 2020, and which are included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Agrinos and AgNova constituted less than 5% of total assets as of December 31, 2020 and less than 1% of total sales for the year ended December 31, 2020. Management did not assess the effectiveness of internal control over financial reporting of Agrinos and AgNova because of the timing of the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Agrinos and AgNova.

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

/s/ BDO USA, LLP

Costa Mesa, California

March 31, 2021

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

ITEM 9B	OTHER INFORMATION

None.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Company,” “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 4, 2021 (the “Proxy Statement”), which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2020, is incorporated herein by reference.

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

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Exhibit Number	Description of Exhibit

10.12	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers dated as of November 13, 2020.*

10.14	Form of Performance-Based Restricted Stock Units Award Agreement between American Vanguard Corporation and named executive officer dated as of November 13, 2020.*

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

10.18

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of November 27, 2019 among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by Bank of the West as agent, swing line lender, and letter of credit issuer, on the other hand (filed with the Company’s Form 10-K for the period ended December 31, 2019).

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

101

The following materials from American Vanguard Corp’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

(c)	Valuation and Qualifying Accounts:

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Receivable (in thousands)

	Balance at	Additions Charged to	Foreign	Balance at
Fiscal Year Ended	Beginning of Period	Costs and Expenses	exchange impact	End of Period
December 31, 2020	$2,300	1,002	(5)	$3,297
December 31, 2019	$1,263	1,035	2	$2,300
December 31, 2018	$46	1,216	1	$1,263

Inventory Reserve (in thousands)

	Balance at			Balance at
Fiscal Year Ended	Beginning of Period	Additions	Deductions	End of Period
December 31, 2020	$2,130	1,120	(382)	$2,868
December 31, 2019	$1,989	573	(432)	$2,130
December 31, 2018	$3,137	476	(1,624)	$1,989

See accompanying report of independent registered public accounting firm on page 38 of this annual report.

ITEM 16	FORM 10-K SUMMARY

None.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute Chief Executive Officer and Chairman of the Board		David T. Johnson Chief Financial Officer and Principal Accounting Officer

	March 31, 2021		March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ ERIC G. WINTEMUTE	By:	/s/ DAVID T. JOHNSON
	Eric G. Wintemute Principal Executive Officer and Chairman of the Board		David T. Johnson Principal Financial Officer and Principal Accounting Officer

	March 31, 2021		March 31, 2021

By:	/s/ DEBRA EDWARDS	By:	/s/ JOHN L. KILLMER
	Debra Edwards Director		John L. Killmer Director

	March 31, 2021		March 31, 2021

By:	/s/ LAWRENCE S. CLARK	By:	/s/ SCOTT D. BASKIN
	Lawrence S. Clark Director		Scott D. Baskin Director

	March 31, 2021		March 31, 2021

By:	/s/ MORTON D. ERLICH	By:	/s/ ALFRED INGULLI
	Morton D. Erlich Director		Alfred Ingulli Director

	March 31, 2021		March 31, 2021

By:	/s/ ESMAIL ZIRAKPARVAR	By:	/s/ ÉMER GUNTER
	Esmail Zirakparvar Director		Émer Gunter Director

	March 31, 2021		March 31, 2021

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

American Vanguard Corporation

Newport Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

Accrued Program Costs

As discussed in notes to the 2020 consolidated financial statements, the Company offers discounts to its customers based on various programs. As of December 31, 2020, the Company had accrued program costs  of $45.4 million and program costs recorded as a reduction of gross sales totaled $66.6 million in 2020. In accordance with ASC 606, Revenue from Contracts with Customers (Topic 606), these discounts represent variable consideration and revenues from sales are recorded at the net sales price, which is the transaction price, and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to customers using the expected value method. Each quarter management compares individual sale transactions with programs to determine what, if any, estimated program liabilities have been incurred.

We identified management’s determination of variable consideration related to program costs as a critical audit matter. The principal considerations for our determination included significant unobservable inputs and assumptions utilized by management in determining variable considerations for certain programs. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address the critical audit matter included:

•

Testing the design and operating effectiveness of certain internal controls related to management’s accounting for program costs, specifically including controls over: (i) the calculation of significant components of the program costs, and (ii) the completeness and accuracy of program costs.

•

Assessing the completeness and reasonableness of variable and incremental programs inclusive of significant inputs and assumptions used to determine the variable consideration through (i) evaluating current year accrued program costs by material product line against historical program cost payments, (ii) assessing management’s assumptions against trends and historical metrics and (iii) performing retrospective reviews utilizing available historical payment of program costs compared to estimates made in prior periods.

•

Testing the computation of the accrued program costs by re-performing or independently calculating portions of the accrued program costs and testing of the accrued program costs payments made to customers on a sample basis. Testing material portions of the underlying data used to relevant source documents, accounting records and approved program rates or amounts.

/s/ BDO USA, LLP

We have served as the Company's auditor since 1991.

Costa Mesa, California

March 31, 2021

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands, except share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$15,923	$6,581
Receivables:
Trade, net of allowance for doubtful accounts of $3,297 and $2,300, respectively	130,029	136,075
Other	8,444	16,949
Total receivables, net	138,473	153,024
Inventories, net	163,784	163,313
Prepaid expenses	10,499	10,457
Income taxes receivable	3,046	2,824
Total current assets	331,725	336,199
Property, plant and equipment, net	65,382	56,521
Operating lease right-of-use assets	12,198	11,258
Intangible assets, net of amortization	197,514	198,261
Goodwill	52,108	46,673
Other assets	18,602	21,186
Deferred income tax assets, net	2,764	—
Total assets	$680,293	$670,098
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of other liabilities	$2,647	$1,513
Accounts payable	59,253	64,881
Deferred revenue	43,611	6,826
Accrued program costs	45,441	47,699
Accrued expenses and other payables	16,184	12,815
Operating lease liabilities, current	4,188	4,904
Total current liabilities	171,324	138,638
Long-term debt, net of deferred loan fees	107,442	148,766
Other liabilities, excluding current installments	9,054	12,890
Operating lease liabilities, long-term	8,177	6,503
Deferred income tax liabilities, net	23,560	19,145
Total liabilities	319,557	325,942
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,922,433 shares in 2020 and 33,233,614 shares in 2019	3,394	3,324
Additional paid-in capital	96,642	90,572
Accumulated other comprehensive loss	(9,322)	(5,698)
Retained earnings	288,182	274,118
	378,896	362,316
Less treasury stock at cost, 3,061,040 shares in 2020 and 2019	(18,160)	(18,160)
Total stockholders’ equity	360,736	344,156
Total liabilities and stockholders’ equity	$680,293	$670,098

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)

	2020	2019	2018
Net sales	$458,704	$468,186	$454,272
Cost of sales	286,114	290,832	271,641
Gross profit	172,590	177,354	182,631
Operating expenses	154,339	151,133	143,610
Bargain purchase gain on business acquisition	(4,657)	—	—
Operating income	22,908	26,221	39,021
Change in fair value of derivative instrument	—	—	1,401
Change in fair value of an equity investment	(717)	—	—
Interest expense, net	5,178	7,209	4,024
Income before provision for income taxes and loss on equity method investment	18,447	19,012	33,596
Provision for income taxes	3,080	5,202	9,145
Income before loss on equity method investment	15,367	13,810	24,451
Less net loss from equity method investment	125	209	389
Net income	15,242	13,601	24,062
Net loss attributable to non-controlling interest	—	—	133
Net income attributable to American Vanguard	$15,242	$13,601	$24,195
Earnings per common share—basic	$0.52	$0.47	$0.83
Earnings per common share—assuming dilution	$0.51	$0.46	$0.81
Weighted average shares outstanding—basic	29,450	29,030	29,326
Weighted average shares outstanding—assuming dilution	29,993	29,656	30,048

See summary of significant accounting policies and notes to consolidated financial statements.

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net income	$15,242	$13,601	$24,062
Other comprehensive loss
Foreign currency translation adjustment	(3,624)	(1,191)	—
Comprehensive income	11,618	12,410	24,062
Less: Comprehensive loss attributable to non-controlling interest	—	—	(133)
Comprehensive income attributable to American Vanguard	$11,618	$12,410	$24,195

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2019 and 2018

(In thousands, except share data)

				Accumulated
			Additional	Other					Non-
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		AVD	Controlling
	Shares	Amount	Capital	loss	Earnings	Shares	Amount	Total	Interest	Total
Balance, December 31, 2017	32,241,866	$3,225	$75,658	$(4,507)	$238,953	2,450,634	$(8,269)	$305,060	$254	$305,314
Adjustment to recognize new revenue recognition standard, net of tax	—	—	—	—	2,214	—	—	2,214	—	2,214
Adjustment to recognize new standard on taxes on foreign asset transfers	—	—	—	—	(180)	—	—	(180)	—	(180)
Stocks issued under ESPP	35,950	2	668	—	—	—	—	670	—	670
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,342)	—	—	(2,342)	—	(2,342)
Stock based compensation	—	—	5,805	—	—	—	—	5,805	—	5,805
Stock options exercised; grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	475,011	49	998	—	—	—	—	1,047	—	1,047
Non-controlling interest			48					48	(121)	(73)
Shares repurchased	—	—	—	—	—	452,358	(7,287)	(7,287)		(7,287)
Net income	—	—	—	—	24,195	—	—	24,195	(133)	24,062
Balance, December 31, 2018	32,752,827	3,276	83,177	(4,507)	262,840	2,902,992	(15,556)	329,230	—	329,230
Stocks issued under ESPP	47,229	5	711	—	—	—	—	716	—	716
Cash dividends on common stock ($0.08 per share)	—	—	—	—	(2,323)	—	—	(2,323)	—	(2,323)
Foreign currency translation adjustment, net	—	—		(1,191)				(1,191)		(1,191)
Stock based compensation	—	—	7,160	—	—	—	—	7,160	—	7,160
Stock options exercised; grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	433,558	43	(476)	—	—	—	—	(433)	—	(433)
Shares repurchased	—	—	—	—	—	158,048	(2,604)	(2,604)	—	(2,604)
Net income	—	—	—	—	13,601	—	—	13,601	—	13,601
Balance, December 31, 2019	33,233,614	3,324	90,572	(5,698)	274,118	3,061,040	(18,160)	344,156	—	344,156
Stocks issued under ESPP	49,668	5	716	—	—	—	—	721	—	721
Cash dividends on common stock ($0.04 per share)	—	—	—	—	(1,178)	—	—	(1,178)	—	(1,178)
Foreign currency translation adjustment, net	—	—		(3,624)				(3,624)		(3,624)
Stock based compensation	—	—	6,561	—	—	—	—	6,561	—	6,561
Stock options exercised; grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	639,151	65	(1,207)	—	—	—	—	(1,142)	—	(1,142)
Net income	—	—	—	—	15,242	—	—	15,242	—	15,242
Balance, December 31, 2020	33,922,433	$3,394	$96,642	$(9,322)	$288,182	3,061,040	$(18,160)	$360,736	$—	$360,736

See summary of significant accounting policies and notes to consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Increase cash
Cash flows from operating activities:
Net income	$15,242	$13,601	$24,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	19,902	18,643	18,891
Loss on disposal of property, plant and equipment	119	—	—
Amortization of other long-term assets	3,947	3,983	4,649
Accretion of discounted liabilities	9	72	359
Amortization of deferred loan fees	300	224	235
Provision for bad debts	1,002	1,035	1,216
Revision of contingent consideration	250	(4,120)	(6,050)
Stock-based compensation	6,561	7,160	5,805
Increase (decrease) in deferred income taxes	969	2,616	(561)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	(2,092)	263	171
Change in equity investment fair value	(717)	—	—
Loss from equity method investment	125	209	389
Bargain purchase gain	(4,657)	—	—
Changes in assets and liabilities associated with operations, net of business combinations:
(Increase) decrease in net receivables	15,559	(11,383)	(22,536)
(Increase) decrease in inventories	7,421	3,817	(31,440)
(Increase) decrease in income tax receivable, net	(287)	(6,855)	2,655
(Increase) decrease in prepaid expenses and other assets	140	(876)	186
Increase in net operating lease liability	18	149	—
Increase (decrease) in accounts payable	(8,124)	(7,977)	9,097
Increase (decrease) in deferred revenue	36,803	(13,355)	5,468
Increase (decrease) in accrued program costs	(2,517)	5,797	(1,705)
Increase (decrease) in other payables and accrued expenses	(775)	(3,600)	767
Net cash provided by operating activities	89,198	9,403	11,658
Cash flows from investing activities:
Capital expenditures	(11,249)	(12,985)	(8,050)
Investments	(1,190)	—	—
Intangible assets	(4,014)	(3,880)	—
Acquisitions of businesses and product lines	(19,342)	(37,972)	(19,959)
Net cash used in investing activities	(35,795)	(54,837)	(28,009)
Cash flows from financing activities:
Net (payments) borrowings under line of credit agreement	(41,624)	51,900	18,975
Cash paid to acquire non-controlling interest	—	—	(73)
Payment on deferred consideration	—	(850)	—
Net receipt (payment) from the issuance of common stock (sale of stock under ESPP, exercise of stock options and shares purchased for tax withholding)	(421)	283	1,717
Repurchase of common stock	—	(2,604)	(7,287)
Payment of cash dividends	(1,168)	(2,323)	(2,199)
Net cash provided by (used in) financing activities	(43,213)	46,406	11,133
Net increase (decrease) in cash and cash equivalents	10,190	972	(5,218)
Effect of exchange rate changes on cash and cash equivalents	(848)	(559)	49
Cash and cash equivalents at beginning of year	6,581	6,168	11,337
Cash and cash equivalents at end of year	$15,923	$6,581	$6,168
Supplemental cash flow information:
Cash paid during the year for:
Interest	$5,313	$7,121	$3,319
Income taxes, net	$3,881	$9,276	$8,449
Non-cash investing activities:
Deferred consideration in connection with business and asset acquisitions	$2,630	$3,051	$3,530

See summary of significant accounting policies and notes to the consolidated financial statements

AMERICAN VANGUARD CORPORATION

AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except share data)

Description of Business, Basis of Consolidation, Basis of Presentation and Significant Accounting Policies

American Vanguard Corporation (the “Company” or “AVD”) is primarily a specialty chemical manufacturer that develops and markets safe and effective products for agricultural, commercial and consumer uses. The Company manufactures and formulates chemicals for crops, human and animal protection. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates within a single operating category.

All U.S. dollar amounts reflected in the notes to the consolidated financial statements are presented in thousands, except per share data.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic has impacted, and will likely impact, its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2020. However, the Company can identify a number of effects on its overall performance as a result of the coronavirus. While none of them alone is material, taken together, they would constitute several million dollars in lost sales opportunities and an indeterminate level of profitability. First, while the Company has recorded strong sales of new products, particularly soybean and rice herbicides, the Company believes that those sales would likely have been higher but for the fact that the Company was constrained from holding in-person meetings with existing and potential new customers to promote those products. Second, demand for certain commodities – specifically, corn, potatoes and fruits and vegetables – have experienced a drop from restaurants that have been closed (in whole or in part) due to the coronavirus. This, in turn, has softened demand for some of the Company’s products that are used on those crops and could affect future contracts. Third, local currencies in Brazil, Mexico and Australia suffered a significant decline in value versus the US dollar during the first quarter of the year, which, in turn, has affected both sales and to a lesser extent profitability of our international business. These key currencies (from the Company’s perspective) somewhat stabilized and partially recovered during the second, third, and fourth quarter of the year. Further, while it is not possible to identify all of the reasons for the fluctuation in exchange rates with certainty, it is not unreasonable to include the pandemic among its causes.

Looking forward, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience over the past year, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

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

Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable category. Selective enterprise information is as follows:

	2020	2019	2018
Net sales:
U.S. crop	$223,167	$220,635	$240,855
U.S. non-crop	48,557	61,590	59,459
Total U.S.	271,724	282,225	300,314
International	186,980	185,961	153,958
Total net sales	$458,704	$468,186	$454,272
Gross profit:
U.S. crop	$98,340	$95,429	$110,172

U.S. non-crop	22,225	29,713	30,714
Total U.S.	120,565	125,142	140,886
International	52,025	52,212	41,745
Total gross profit	$172,590	$177,354	$182,631

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

Cost of Sales— Cost of sales is the Company’s capitalized cost of inventory procurement and production that is sold in the respective periods. These costs include direct labor, materials, and manufacturing overhead, Additionally the Company also includes such cost centers as Health and Safety, Environmental, Maintenance and Quality Control in cost of sales.

Operating Expenses—Operating expenses include cost centers for Selling, General and Administrative, Research, Product Development, and Regulatory, and Freight, Delivery and Warehousing.

	2020	2019	2018
Selling	$42,389	$45,121	$39,585
General and administrative	48,828	46,593	42,981
Research, product development and regulatory	26,310	24,070	26,428
Freight, delivery and warehousing	36,812	35,349	34,616
	$154,339	$151,133	$143,610

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses, which include promotional costs, are recognized in operating expenses (specifically in selling expenses) in the consolidated statements of operations and were $4,833, $5,520 and $4,865 in 2020, 2019 and 2018, respectively.

Cash and cash equivalents—The Company’s cash equivalents consist primarily of certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventories—The Company values its inventories at lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) or average cost method, including material, labor, factory overhead and subcontracting services. The Company writes down its inventory carrying values as a result of net realizable value assessments of slow moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect actual cost. The Company recorded an inventory reserve allowance of $2,868 and $2,130 at December 31, 2020 and 2019, respectively.

The components of inventories, net of reserve allowance, consist of the following:

	2020	2019
Finished products	$149,415	$151,917
Raw materials	14,369	11,396
	$163,784	$163,313

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

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases are immaterial to the consolidated financial statements. There were no lease transactions with related parties during 2020 and 2019.

The operating lease expense for the years ended December 31, 2020 and 2019 was $5,662 and $5,547, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$5,657	$5,398
ROU assets obtained in exchange for new liabilities	$6,309	$3,580

The weighted-average remaining lease term and discount rate related to the operating leases as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	4.62	3.18
Weighted-average discount rate	3.81%	3.68%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

December 31, 2020
2021	$4,536
2022	2,879
2023	1,914
2024	1,192
2025	1,001
Thereafter	2,020
Total lease payments	$13,542
Less: imputed interest	1,177
Total	$12,365

Amounts recognized in the consolidated balance sheets:
Operating lease liabilities, current	$4,188
Operating lease liabilities, long term	$8,177

Revenue Recognition— The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company sells its products mainly to distributors and retailers. The products include insecticides, herbicides, soil fumigants, fungicides and biologicals. In addition, the Company recognizes royalty income related to licensing arrangements which qualify as functional licenses rather than symbolic licenses. Upon signing a new licensing agreement, the Company typically receives up-front fees, which are generally characterized as non-refundable royalties. These fees are recognized as revenue upon the execution of the license agreements. Minimum royalty fees are recognized once the Company has an enforceable right for payment. Sales-based royalty fees are typically recognized when the sales occur. The Company calculates and accrues estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	2020	2019
Net sales:
U.S. crop	$223,167	$220,635
U.S. non-crop	48,557	61,590
Total U.S.	271,724	282,225
International	186,980	185,961
Total net sales	$458,704	$468,186
Timing of revenue recognition:
Goods and services transferred at a point in time	$455,726	$464,967
Goods and services transferred over time	2,978	3,219
Total net sales	$458,704	$468,186

Performance Obligations — A performance obligation is a promise in a contract or sales order to transfer a distinct good or service to the customer. A transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s sales orders have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the sales orders. For sales orders with multiple performance obligations, the Company allocates the sales order’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. The Company’s performance obligations are satisfied either at a point in time or over time as work progresses.

On December 31, 2020, the Company had $43,611 of remaining performance obligations, which are comprised of deferred revenue and services not yet delivered. The Company expects to recognize all these remaining performance obligations as revenue in fiscal 2021.

Practical Expedients — The Company has elected to use the following practical expedients (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less and (ii) treat shipping and handling activities that occur after control of the good transfers to the customer as fulfillment activities.

Contract Balances— The contract assets are included in other receivables on the consolidated balance sheets and relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property, and a contract manufacturing agreement for the production of products without alternative use. The contract manufacturing agreement was terminated in 2020 and the balance outstanding in 2019 was settled.

Deferred Revenue—The timing of revenue recognition, billings and cash collections may result in deferred revenue in the consolidated balance sheets. The Company sometimes receives payments from its customers in advance of goods and services being provided, in return for participation in its pre-payments related cash incentive program. These pre-payments are held on the Company’s consolidated balance sheets as deferred revenue until control of the related performance obligations has passed to the customers, which is generally upon shipment of products. There is no significant financing component related to the pre-payments since the Company expects to transfer the products within one year from the date payment is received. More customers participated in the Company’s cash incentive program in 2020, and at an increased average level, which resulted in a significant increase in the Company’s deferred revenue balance as of December 31, 2020 compared to the prior year.

	December 31, 2020	December 31, 2019
Contract assets	$3,200	$6,091
Deferred revenue	$43,611	$6,826

Revenue recognized for the years ended December 31, 2020 and 2019, that was included in the deferred revenue balance at the beginning of 2020 and 2019 was $5,652 and $20,043, respectively.

Allowance for Doubtful Accounts— The Company maintains an allowance to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables, other receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. The vast majority of the Company's trade receivables, other receivables and contract assets are less than 365 days. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios is based primarily on geographical location, type of customer and aging.

Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration.  Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management will make adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

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

Business Combinations— The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill or an adjustment to the gain from a bargain purchase. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill or an adjustment to the gain from a bargain purchase, provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.

In the event that the Company acquires an entity in which the Company previously held a non-controlling investment, the difference between the fair value and carrying value of the investment as of the date of the acquisition is recorded as a gain or loss and recorded within net income (loss) on equity method investments in the consolidated statement of operations.

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds. The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company engages third-party valuation specialists to assist it in making estimates the fair value of contingent earn-out payments, both as part of the initial purchase price and at each subsequent financial statement date until the end of the related performance period. The Company records the estimated fair value of contingent consideration as a liability on the consolidated balance sheets.

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

Impairment— The carrying values of long-lived assets other than goodwill are reviewed for impairment annually and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates recoverability of an asset group by comparing the carrying value to the future undiscounted cash flows that it expects to generate from the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, measurement of the impairment loss is based on the fair value of the asset. There were no circumstances that would indicate any impairment of the carrying value of these long-lived assets and no material impairment losses were recorded in 2020, 2019 or 2018.

The Company reviews goodwill for impairment utilizing either a qualitative or quantitative assessment. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying amounts and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. The Company annually tests goodwill for impairment in beginning of the fourth quarter, or earlier if triggering events occur. The Company did not record any impairment losses in 2020, 2019 or 2018.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. At December 31, 2020 and 2019, the Company recorded unrecognized tax benefits of $3,222 and $4,395, respectively.

Per Share Information—Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects potential dilution to EPS that could occur if securities or other contracts, which, for the Company, consists of restricted stock grants and options to purchase shares of the Company’s common stock, are exercised as calculated using the treasury stock method.

The components of basic and diluted earnings per share were as follows:

	2020	2019	2018
Numerator:
Net income attributable to American Vanguard	$15,242	$13,601	$24,195
Denominator:
Weighted average shares outstanding—basic	29,450	29,030	29,326
Dilutive effect of stock options and grants	543	626	722
Weighted average shares outstanding—diluted	29,993	29,656	30,048

For the years ended December 31, 2020, 2019, and 2018, no options or grants were excluded from the computation.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including those related to litigation), and revenues, at the date that the consolidated financial statements are prepared. Significant estimates relate to the allowance for doubtful accounts, inventory reserves, impairment of long-lived assets, assets acquired, and liabilities assumed in connections with business combinations and asset acquisitions, accrued program costs, and stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Total comprehensive income (loss)—In addition to net income, total comprehensive income (loss) includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. For the years ended December 31, 2020, 2019, and 2018, total comprehensive income (loss) consisted of net income attributable to AVD and foreign currency translation adjustments.

Stock-Based Compensation—The Company estimates the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Stock-based compensation expense recognized during the period is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized is reduced for estimated forfeitures. Estimated forfeitures recognized in the Company’s consolidated statements of operations reduced compensation expense by $222, $191, and $358 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company estimates that 16.8% of all restricted stock grants and 16.8% of the performance-based restricted shares that are currently subject to vesting will be forfeited. These estimates are reviewed quarterly and revised as necessary.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) to value option grants using the following weighted average assumptions (i.e. risk-free interest rate, dividend yield, volatility and average lives). There were no stock options granted during 2020, 2019 or 2018.

The expected volatility and expected life assumptions are complex and use subjective variables. The variables take into consideration, among other things, actual and projected employee stock option exercise behavior. The Company estimates the expected term or vesting period using the “safe harbor” provisions of Staff Accounting Bulletin (“SAB”) 107 and SAB 110. The Company used historical volatility as a proxy for estimating expected volatility.

The Company values restricted stock grants using the Company’s traded stock price on the date of grant. The weighted average grant-date fair values of restricted stock grants during 2020, 2019, and 2018 were $14.39, $16.84, and $20.21, respectively.

Recently Issued Accounting Guidance:

Recent Accounting Standards Adopted:

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”.  ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 effective January 1, 2020. The adoption of this standard did not result in any material adjustments to the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The adoption of ASU 2020-04 in March 2020 did not result in any adjustments to the Company’s Consolidated Financial Statements.

Accounting standards not yet adopted:

In December 2019, the FASB issued ASU no. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU No. 2019-12”). The amendment removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those years with early adoption permitted. The Company will adopt ASU 2019-12 as of January 1, 2021, and does not expect the adoption will have a material impact on the Consolidated Financial Statements.

(1) Property, Plant and Equipment

Property, plant and equipment at December 31, 2020 and 2019 consist of the following:

	2020	2019	Estimated useful lives
Land	$2,756	$2,706
Buildings and improvements	19,786	18,640	10 to 30 years
Machinery and equipment	124,199	116,757	3 to 15 years
Office furniture, fixtures and equipment	7,403	6,228	3 to 10 years
Automotive equipment	1,747	1,762	3 to 6 years
Construction in progress	10,392	5,263
Total gross value	166,283	151,356
Less accumulated depreciation	(100,901)	(94,835)
Total net value	$65,382	$56,521

For the years ended December 31, 2020, 2019, and 2018, the Company’s aggregate depreciation expense related to property, plant and equipment was $7,466, $6,504, and $8,142, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company eliminated from assets and accumulated depreciation $1,400, $868 and $4,057 of fully depreciated assets, respectively.

(2) Long-Term Debt

Long-term debt of the Company at December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Revolving line of credit	$107,900	$149,300
Less debt issuance costs	(458)	(534)
	$107,442	$148,766

Principal payments on long-term debt at December 31, 2020 of $107,900 are due in June 2022.

The Company’s main bank is Bank of the West, a wholly owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years and is the syndication manager for the Company’s loans.

The revolving line of credit agreement (the “Credit Agreement”) is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as agent, swing line lender and Letter of Credit issuer on the other hand, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022. The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1. The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The interest rate on December 31, 2020 was 2.75%.

As of April 22, 2020, AMVAC, as borrower, and certain affiliates amended the Credit Agreement. The Credit Agreement, as amended, has the same term and loan commitments, however, the maximum permitted consolidated funded debt ratio (the “CFD Ratio”) has been increased from 3.25-to-1 to the following schedule: 4.00-to-1 through September 30, 2020, stepping down to 3.75-to-1 through December 31, 2020, 3.5-to-1 through March 31, 2021 and 3.25-to-1 thereafter. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the CFD Ratio by 0.5-to-1, not to exceed 4.25-to-1, for the next three full consecutive quarters. Finally, to the extent that a proposed acquisition is at least $30 million but less than $50 million, the consent of the Lead Agent is required. Larger acquisitions continue to require the consent of a majority of the Lenders.

At December 31, 2020, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $86,736. This compares to an available borrowing capacity of $26,977 as of December 31, 2019. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for trailing twelve-month period, (2) the inclusion of proforma EBITDA related to acquisitions completed during the preceding twelve months and (3) the leverage covenant (being the number of times EBITDA the Company may borrow under its credit facility agreement). The Company was in compliance with all the debt covenants as of December 31, 2020.

Substantially all of the Company’s assets are pledged as collateral under the Credit Agreement, as amended.

(3) Income Taxes

The provisions for income taxes are:

	2020	2019	2018
Current:
Federal	$(1,197)	$(235)	$5,641
State	(3)	(151)	1,777
Foreign	2,831	2,956	2,121
Deferred:
Federal	2,177	2,867	650
State	403	1,548	(365)
Foreign	(1,131)	(1,783)	(679)
	$3,080	$5,202	$9,145

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to income before income tax expense, as a result of the following:

	2020	2019	2018
Computed tax expense at statutory federal rates	$3,874	$3,993	$7,054
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	559	1,131	1,627
Unrecognized tax benefits	(2,092)	263	171
Bargain purchase gain on business acquisition	(978)	—	—
Impact of the enactment of the Tax Cuts and Jobs Act (net)	—	—	1,089
Income tax credits	(812)	(819)	(689)
Foreign tax rate differential	2,145	341	(37)
Subpart F income	—	—	14
(Gain) on equity investments	—	—	(61)
Stock based compensation	377	366	277
Global intangible low-taxed income	—	249	—
Other	7	(322)	(300)
	$3,080	$5,202	$9,145

Income before provision for income taxes and losses on equity investments are:

	2020	2019	2018
Domestic	$11,858	$15,465	$26,124
Foreign	6,589	3,547	7,472
	$18,447	$19,012	$33,596

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2020 and 2019 relate to the following:

	2020	2019
Deferred tax asset
Inventories	$1,416	$2,912
State income taxes	—	328
Program accrual	7,306	7,529
Vacation pay accrual	815	756
Accrued bonuses	589	599
Bad debt expense	952	627
Stock compensation	2,079	2,755
NOL carryforward	2,142	1,141
Tax credits	931	824
Lease liability	3,378	3,308
Accrued expenses	347	334
Other	967	(125)
Deferred tax asset	$20,922	$20,988
Deferred tax liability
Plant and equipment, principally due to differences in depreciation and capitalized interest	$36,878	$35,545
Lease asset	3,332	3,265
Prepaid expenses	1,508	1,323
Deferred tax liability	$41,718	$40,133

Total net deferred tax liability	$20,796	$19,145

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2020 and 2019 included in other liabilities, excluding current installments on the Company’s consolidated balance sheets:

	2020	2019
Balance at beginning of year	$4,395	$2,170
Additions for tax positions related to the current year	159	155
Additions for tax positions related to the prior years	16	27
Additions for tax positions related to acquired businesses	—	2,458
Reduction for tax positions related to the prior years	(841)	(213)
Effect of exchange rate changes	(507)	(202)
Balance at end of year	$3,222	$4,395

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. For the years ended December 31, 2020, 2019, and 2018 the Company had recognized approximately $4,195, $6,528, and $2,368 respectively in interest and penalties related to unrecognized tax benefits.

It is expected that the amount of unrecognized tax benefits will change and $2,032 of unrecognized tax benefits is expected to be released within the next twelve months due to expiration of statute of limitations.

The Company believes it is more likely than not that the deferred tax assets detailed in the table above will be realized in the normal course of business. It is the intent of the Company that undistributed earnings of foreign subsidiaries are permanently reinvested. The amount of undistributed earnings was $9,937 as of December 31, 2020. Upon distribution of earnings in the form of dividends or otherwise, the Company may still be subject to state income taxes and withholding taxes payable to the various foreign countries. Determination of the unrecognized deferred tax liability is not practical due to the complexities of a hypothetical calculation.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2017 through 2019 tax years.  State income tax returns are subject to examination for the 2016 through 2019 tax years. The Company has other foreign income tax returns subject to examination.

The Florida Department of Revenue has completed its audit of the Company’s state income tax returns for the years ended December 31, 2012 through December 31, 2013 and December 31, 2015 through December 31, 2018. No adjustments have been proposed for these periods. The Company has also been notified by the Mississippi Department of Revenue of its intent to examine the Company’s state income tax returns for the years ended December 31, 2016 through December 31, 2018. The result of Mississippi’s audit is not determinable since the audit is at its preliminary stage.

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

At present, there are four domestic lawsuits and approximately 85 Nicaraguan lawsuits filed by former banana workers in which AMVAC has been named as a party. Only two of the Nicaraguan actions have actually been served on AMVAC. With respect to Nicaraguan matters, there was no change in status during 2020. As described more fully below, activity in domestic cases during 2020 is as follows.  The two cases remaining in Delaware include 287 plaintiffs who have appealed a lower court finding that the matter was barred by the statute of limitations; this matter has been remanded to the trial court, following a ruling by the Delaware Supreme Court on recognizing the doctrine of cross-jurisdictional tolling. In Hawaii, in the matter of Patrickson, et. al. v. Dole Food Company, the parties have stipulated that the Company shall be dismissed, insofar as it was not a party to the class action case that tolled the statute of limitations. In Adams (also in Hawai’i), there has been no activity since 2014, when the court granted dismissal of co-defendant Dole on the basis of a worker’s compensation bar and gave plaintiffs leave to amend their complaint in light of that ruling. Finally, plaintiffs in Chaverri, which had been dismissed by the Superior Court of the State of Delaware in 2012 for failure to meet the applicable statute of limitations, have brought a motion to vacate the dismissal on the ground that the matter should be subject to trial on the merits under the principle of cross-jurisdictional tolling. That motion was denied, was appealed before the Supreme Court of Delaware and was subsequently dismissed by that court.

Nicaraguan Matters

A review of court filings in Chinandega, Nicaragua, has found 85 suits alleging personal injury allegedly due to exposure to DBCP and involving approximately 3,592 plaintiffs have been filed against AMVAC and other parties. Of these cases, only two – Flavio Apolinar Castillo et al. v. AMVAC et al., No. 535/04 and Luis Cristobal Martinez Suazo et al. v. AMVAC et al., No. 679/04 (which were filed in 2004 and involve 15 banana workers) – have been served on AMVAC. All but one of the suits in Nicaragua have been filed pursuant to Special Law 364, an October 2000 Nicaraguan statute that contains substantive and procedural provisions that Nicaragua’s Attorney General previously expressed as unconstitutional. Each of the Nicaraguan plaintiffs’ claims $1 million in compensatory damages and $5 million in punitive damages. In all of these cases, AMVAC is a joint defendant with Dow Chemical Company and Dole Food Company, Inc. AMVAC contends that the Nicaragua courts do not have jurisdiction over it and that Public Law 364 violates international due process of law. AMVAC has objected to personal jurisdiction and demanded under Law 364 that the claims be litigated in the U.S.. In 2007, the court denied these objections, and AMVAC appealed the denial. It is not presently known as to how many of these plaintiffs claim exposure to DBCP at the time AMVAC’s product was allegedly used nor is there any verification of the claimed injuries. Further, to date, plaintiffs have not had success in enforcing Nicaraguan judgments against domestic companies before U.S. courts. With respect to these Nicaraguan matters, AMVAC intends to defend any claim vigorously. Furthermore, the Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency for these matters. There were no changes in connection with these matters in 2020.

Delaware DBCP Cases

Chavez.  On or about May 31, 2012, HendlerLaw, P.C. filed several actions involving claims for personal injury allegedly arising from exposure to DBCP on behalf of 230 banana workers from Costa Rica, Ecuador and Panama. Defendant Dole subsequently brought a motion to dismiss these matters under the “first-to-file” theory of jurisdiction, specifically in light of the fact that they involved identical claims and claimants as matters that had been brought by the same law firm in Louisiana. These Delaware matters were consolidated into one matter (“Chavez”). On August 21, 2012, the U.S. District Court granted defendants’ motion to dismiss the actions with prejudice, finding that the same claimants and claims had been pending in the Hendler-Louisiana cases where they had been first filed.  However, plaintiffs appealed the dismissal, and on September 2, 2016, the Third Circuit Court reversed the District Court decision, finding that it was not proper for the trial court to have dismissed these cases with prejudice even though the Louisiana courts had dismissed the same claims for expiration of the statute of limitations. In reaching its decision, the Third Circuit reasoned that no court had yet addressed the merits of the matter, that Delaware’s statute of limitations may differ from that of Louisiana, and that it would have been proper for the Delaware trial court to have dismissed the matter without prejudice (that is, with the right to amend and refile). Accordingly, Chavez was remanded to the U.S. District Court in Delaware on September 2, 2016, where it remained until it was stayed in June 2017 (as indicated in “Marquinez” below) and subsequently reactivated in March 2018.

Abad Castillo and Marquinez.  On or about May 31, 2012, two cases (captioned Abad Castillo and Marquinez) were filed with the U.S. District Court for the District of Delaware (USDC DE No. 1:12-CV-00695-LPS) involving claims for physical injury arising from alleged exposure to DBCP over the course of the late 1960’s through the mid-1980’s on behalf of 2,700 banana plantation workers from Costa Rica, Ecuador, Guatemala, and Panama.  Defendant Dole brought a motion to dismiss 22 plaintiffs from Abad Castillo on the ground that they were parties in cases that had been filed by HendlerLaw P.C. in Louisiana.  On September 19, 2013, the appeals court granted, in part, and denied, in part, the motion to dismiss, holding that 14 of the 22 plaintiffs should be dismissed. On May 27, 2014, the district court granted Dole’s motion to dismiss the matter without prejudice on the ground that the applicable statute of limitations had expired in 1995. Then, on August 5, 2014, the parties stipulated to summary judgment in favor of defendants (on the same ground as the earlier motion) and the court entered judgment in the matter. Plaintiffs were given an opportunity to appeal; however, only 57 of the 2,700 actually entered an appeal. Thus, only 57 plaintiffs remain in Marquinez.

On or about June 18, 2017, the Third Circuit Court submitted a certified question of law to the Delaware Supreme Court on the question of when the tolling period ended. At that time, as mentioned above, the Chavez case was stayed, pending the ruling of the state’s highest court. The Delaware Supreme Court heard oral argument on January 17, 2018 and, on March 15, 2018 ruled on the matter, finding that federal court dismissal in 1995 on the grounds of forum non conveniens did not end class action tolling, and that such tolling ended when class action certification was denied in Texas state court in June 2010. Thus, both Marquinez and Chavez are now pending at the district court, following the appeals court’s ruling. Discovery has commenced, and the court is considering proposed schedules for completing discovery over the next 12-24 months. At this stage, defendants have identified multiple claimants whose medical examinations disqualify them from discovery. Plaintiffs seek to complete a limited number of medical examinations in each country in order to enable a representative subgroup of claimants to proceed with the litigation, while defendants seek to complete all medical examinations before proceeding. At this stage in the proceedings, the Company does not believe that a loss is probable or reasonably estimable for either Chavez or Marquinez and has not recorded a loss contingency for these matters.

Chaverri.  This matter, which involves 258 plantation workers from Costa Rica, Ecuador and Panama alleging physical injury from DBCP in the late 1970’s, was originally filed in the state of Texas in 1993, then underwent a tortuous series of law and motion developments, until it was ultimately refiled in May 2012 by HendlerLaw P.C. in the Superior Court of the State of Delaware as Chaverri et al. v. Dole Food Company, Inc. et al. (including AMVAC) (N12C-06-017 ALR), where it was subsequently dismissed with prejudice in August 2012 under the statute of limitations. In light of the Delaware Supreme Court’s adoption of cross-jurisdictional tolling, however, in January 2019, plaintiffs filed a motion to vacate the dismissal, arguing that the matter had been dismissed on a basis which the Delaware Supreme Court no longer recognizes without ever having been adjudicated as to the merits. The court heard oral argument by the parties and, on November 8, 2019, denied plaintiff’s motion to vacate on the ground that the motion was untimely, and plaintiffs had presented no extraordinary circumstances to support this unusual remedy. Plaintiffs appealed the court’s order to the Supreme Court of Delaware, which issued a ruling on January 12, 2021 denying plaintiffs’ appeal on the dual ground that plaintiffs failed to show extraordinary circumstances for vacating the lower court’s dismissal order and, at any rate, were unreasonably delayed in the filing of their appeal. In short, the dismissal with prejudice has been affirmed, and this case is concluded.

Hawaiian DBCP Matters

Patrickson, et. al. v. Dole Food Company, et al. In October 1997, AMVAC was served with two complaints in which it was named as a defendant, filed in the Circuit Court, First Circuit, State of Hawai’i and in the Circuit Court of the Second Circuit, State of Hawai’i (two identical suits) entitled Patrickson, et. al. v. Dole Food Company, et. al (“Patrickson Case”) alleging damages sustained from injuries (including sterility) to banana workers caused by plaintiffs’ exposure to DBCP while applying the product in their native countries. Other named defendants include: Dole Food Company, Shell Oil Company and Dow Chemical Company. After several years of law and motion activity, the court granted judgment in favor of the defendants based upon the statute of limitations on July 28, 2010. On August 24, 2010, the plaintiffs filed a notice of appeal. On April 8, 2011, counsel for plaintiffs filed a pleading to withdraw and to substitute new counsel. On October 21, 2015, the Hawai’i Supreme Court granted the appeal and overturned the lower court decision, ruling that the State of Hawai’i now recognizes cross-jurisdictional tolling, that plaintiffs filed their complaint within the applicable statute of limitations and that the matter is to be remanded to the lower court for further adjudication. However, in November 2018, the parties stipulated that, because it was not named as a defendant in the Carcamo matter (class action matter that gave rise to the tolling of the statute of limitations), AMVAC should be dismissed from this matter. Thus, we expect that the Company will be dismissed with prejudice from this action as soon as the court issues an order, and, accordingly have not recorded a loss contingency in connection therewith. There were no changes in this matter during 2020.

Adams v. Dole Food Company et al. On approximately November 23, 2007, AMVAC was served with a suit filed by two former Hawaiian pineapple workers (and their spouses), alleging that they had testicular cancer due to DBCP exposure; the action is captioned Adams v. Dole Food Company et al in the First Circuit for the State of Hawaii. Plaintiff alleges that they were exposed to DBCP between 1971 and 1975. AMVAC denies that any of its product could have been used at the times and locations alleged by these plaintiffs. Following the dismissal of Dole Food Company on the basis of the exclusive remedy of worker’s compensation benefits, plaintiffs appealed the dismissal. The court of appeals subsequently remanded the matter to the lower court in February 2014, effectively permitting plaintiffs to amend their complaint to circumvent the workers’ compensation bar. There has been no activity in the case since that time. The Company does not believe that a loss is either probable or reasonably estimable and has not recorded a loss contingency for this matter. There were no changes in connection with this matter in 2020.

Other Matters

Department of Justice and Environmental Protection Agency Investigation

On November 10, 2016, AMVAC was served with a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise defending the Company’s interests. AMVAC is cooperating in the investigation.

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the USEPA in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, FIFRA and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified for the Company evidence that it contends supports such violations. The Company is evaluating the legal and factual issues raised by the government and is engaged in discussions with DOJ regarding possible resolution.

The governmental agencies involved in this investigation have a range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of FIFRA, RCRA and other federal statutes including, but not limited to, injunctive relief, fines, penalties and modifications to business practices and compliance programs, including the appointment of a monitor. If violations are established, the amount of any fines or monetary penalties which could be assessed and the scope of possible non-monetary relief would depend on, among other factors, findings regarding the amount, timing, nature and scope of the violations, and the level of cooperation provided to the governmental authorities during the investigation. As a result, the Company cannot yet anticipate the timing or predict the ultimate resolution of this investigation, financial or otherwise, which could have a material adverse effect on our business prospects, operations, financial condition and cash flow.

Harold Reed v. AMVAC et al.  During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs Harold Reed (an applicator) and 819596 Alberta Ltd. dba Jem Holdings (an application equipment rental company) allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta on April 2, 2014. Four other related matters were subsequently consolidated into this case (alleging loss of potatoes, damage to equipment, damage to Quonset huts and loss of business income). The parties have exchanged written discovery, and depositions of persons most knowledgeable took place during the first quarter of 2019. Citing the length of the cases’ pendency and the expense, in December 2019, plaintiff Reed voluntarily dismissed two actions (160600211 and 160600237) for no consideration. Over the course of 2020, discovery was completed, and the parties held a  mediation on March 11,2021; however, no settlement was reached. Thus, pre-trial discovery will likely take place within the next several weeks. The Company believes that it is not primarily at risk but that a loss is probable and reasonably estimable and, to that end, has recorded a loss contingency in an amount that is not material to its financial performance or operations.

Environmental

L.A. Facility Site. In 1995, the California Department of Toxic Substances Control (“DTSC”) conducted a Resource Conservation and Recovery Act (“RCRA”) Facility Assessment (“RFA”) of those facilities having hazardous waste storage permits. In March 1997, the RFA culminated in DTSC accepting the Facility into its Expedited Remedial Action Program. Under this program, the Facility was required to conduct an environmental investigation and health risk assessment. This activity then took two paths: first, the RCRA permit closure and second, the larger site characterization. With respect to the RCRA permit closure, in 1998, AMVAC began the formal process to close its hazardous waste permit at the Facility (which had allowed AMVAC to store hazardous waste longer than 90 days) as required by federal regulations. Formal regulatory closure actions began in 2005 and were completed in 2008, as evidenced by DTSC’s October 1, 2008 acknowledgement of AMVAC’s Closure Certification Report.

With respect to the larger site characterization, soil and groundwater characterization activities began in December 2002 in accordance with the Site Investigation Plan that was approved by DTSC. Extensive characterization activities (involving testing and mapping of soil, soil gas, water and air) were conducted from 2003 to 2014, with oversight provided by DTSC. In 2014, the Company submitted a remedial action plan (“RAP”) to DTSC, under the provisions of which the Company proposed not to disturb sub-surface contaminants, but to continue to maintain the cover above affected soil, to perform limited monitoring of select wells and to enter into restrictive covenants regarding the potential use of the property in the future. Under the RAP, the Company will, in effect, preserve the status quo with respect to subsurface conditions. Accordingly, it will continue to maintain and repair floors and parking lots (as it has been doing over the past few decades on a routine basis) as well as monitoring subsurface wells and/or closing such wells as needed.

In January 2017, the RAP was circulated for public comment. DTSC responded to those comments and, on September 29, 2017, approved the RAP as submitted by the Company. The Company is preparing an operation and maintenance plan and to record covenants on certain affected parcels and otherwise follow through on its obligations thereunder. The level of work required to maintain the site over the next 20 years should be far less than that in which the Company had been engaged prior to the RAP, when significant testing of air, soil, soil gas and water was being conducted to characterize the site. We will be expensing maintenance and monitoring costs over the course of the next 20 years and expect that those costs, while varying from year to year, will be immaterial. At this stage, then, Company does not believe that there will be any incremental costs to be incurred in connection with the RAP, as we are essentially continuing routine maintenance of the premises and a reduced plan of well monitoring. Thus, the Company has not recorded a loss contingency for these activities. There were no material changes in this matter during 2020.

Risk Management Plan – Axis, Alabama. On July 30, 2018, inspectors from USEPA  conducted a Risk Management Plan (“RMP”) audit of the Company’s facility in Axis, Alabama and, in January, 2019, offered the Company an opportunity to show cause (“OSC”) why the Company should not be cited for nine potential infractions of the Clean Air Act, including alleged failure to conduct inspection and testing on certain process equipment, inadequate training and documentation of such inspections and inadequate management of changes for process chemicals, equipment and the like. The Company sought a meeting to contest the alleged violations and, on March 26, 2019, provided Region 4 of USEPA with a summary of the company’s relevant past compliance efforts and future plan for further effecting compliance. The Company met with USEPA officials in early January, 2021, and outlined progress to date (including, among other things, that it had maintained, attained, or furthered compliance in eight of the nine areas alleged) and its plans regarding further mechanical integrity inspection efforts. After evaluating the matter, USEPA proposed to drop a number of violations and recommended a settlement in an immaterial amount. At this stage, the Company believes that a loss in this matter is probable and reasonably estimable and has recorded a loss contingency in an amount that is not material to its financial performance or operations.

(5) Employee Deferred Compensation Plan and Employee Stock Purchase Plan

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions, which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $2,172, $1,997 and $1,914 in 2020, 2019 and 2018, respectively.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “ESPP Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An original aggregate number of approximately 1,000,000 shares of the Company’s Common Stock, par value $0.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) were allowed to be sold pursuant to the Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors on December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011 following stockholders’ ratification of the extended expiration date. The Plan was amended as of June 6, 2018 following stockholders’ ratification of a ten-year extension to the expiration date (which now stands at December 31, 2028). Under the Plan, as amended as of June 6, 2018, 995,000 shares of the Company’s common stock were authorized. As of December 31, 2020, 2019, and 2018, 593,962, 643,630, and 690,859 shares, respectively, remained available under the plan. The expense recognized under the Plan was immaterial during the years ended December 31, 2020, 2019 and 2018, respectively.

Shares of common stock purchased through the Plan in 2020, 2019 and 2018 were 49,668, 47,229 and 35,950, respectively.

(6) Major Customers and International Sales

In 2020, there were three customers that accounted for 17%, 12% and 10%, respectively, of the Company’s consolidated sales. In 2019, there were three customers that accounted for 18%, 14%, and 7% of the Company’s consolidated sales. In 2018, there were three customers that accounted for 12%, 9% and 8% of the Company’s consolidated sales.

The Company primarily sells its products to distributors, buying cooperatives, other co-operative groups and, in certain territories, end users, and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 8%, 4% and 3% of the Company’s receivables as of December 31, 2020. The Company had three significant customers who each accounted for approximately 13%, 12% and 6% of the Company’s receivables as of December 31, 2019. The Company has long-standing relationships with its customers and the Company considers its overall credit risk for accounts receivables to be moderate.

International sales for 2020, 2019 and 2018 were as follows:

	2020	2019	2018
South and Central America	$102,281	$111,106	$86,172
Mexico	33,517	28,835	24,578
Asia	19,290	15,554	14,828
Canada	10,572	11,637	3,403
Australia	9,902	2,798	2,635
Africa	6,072	6,750	8,027
Middle East	3,054	2,392	3,256
Europe	2,292	6,889	11,059
	$186,980	$185,961	$153,958

(7) Royalty expenses

The Company has two licensing agreements that require minimum annual royalty payments. Those agreements related to the acquisition of certain products. The Company also has two other licensing arrangements in which royalties are paid based on percentage of annual sales. Certain royalty agreements contain confidentiality covenants. Royalty expenses were $106, $137 and $86 for 2020, 2019 and 2018, respectively.

(8) Product and Business Acquisitions

During the year ended December 31, 2020, the Company completed two acquisitions in exchange for a total cash consideration at closing of $19,342, which was net of cash acquired of $1,970, and contingent consideration of $2,007, and the settlement of a net asset adjustment of $623. In addition, the Company assumed liabilities of $10,288 and recognized a bargain purchase gain in the amount of $4,657. The total asset value of $36,917 was preliminarily allocated as follows: product rights $6,645, trade names $1,195, customer relationships $632, goodwill $8,672, working capital and fixed assets $19,773.

The purchase price allocation for both acquisitions is preliminary with respect to the valuation of contingent consideration, intangibles, property, plant and equipment, income taxes and certain other working capital items as the Company is still in the process of gathering additional information and the determination of the respective fair values.

On October 2, 2020, the Company completed the acquisition of all outstanding stock of the Agrinos Group Companies (Agrinos), except for Agrinos AS. Agrinos has operating entities in the U.S., Mexico, India, Brazil, China, Ukraine, and Spain. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. At closing, the Company paid cash consideration of $3,125, which was net of cash acquired of $1,813, and liabilities assumed of $4,963, including liabilities of $595 related to income tax matters. The acquisition was accounted for as a business combination and resulted in a preliminary bargain purchase gain of $4,657. The total asset value of $12,745 was preliminarily allocated as follows: working capital $7,491, including trade receivables of $2,358, property, plant and equipment $5,004, and intangible assets $250. Agrinos was acquired out of bankruptcy. This provided the Company with an opportunity to acquire Agrinos at an advantageous purchase price which was below the preliminary fair value of Agrinos’ net assets acquired resulting in the above-mentioned bargain purchase gain. The operating results of Agrinos, which has been included in our consolidated statements of operations from the date of acquisition, were not material.

On October 8, 2020, the Company completed the acquisition of all outstanding stock of AgNova Technologies Pty Ltd (“AgNova”). AgNova is an Australian entity that sources, develops, and distributes specialty crop protection and production solutions for agricultural and horticultural producers, and for selected non-crop users. At closing, the Company paid cash consideration of $16,217, which was net of cash acquired of $157, contingent consideration dependent on certain financial results of $2,007, the settlement of a net asset adjustment of $623, and liabilities assumed of $5,325, including liabilities of $2,529 related to income tax matters. The fair value of the contingent consideration of $2,007 was estimated using an income approach and the maximum potential undiscounted payout is $2,811. The acquisition was accounted for as a business combination and the total asset value of $24,172 was preliminarily allocated as follows: product registrations and product rights $6,395, trade names and trademarks $1,195, customer relationships and customer lists $632, goodwill $8,672, which is non-deductible for tax purposes, working capital $7,206, including trade receivables of $1,508, and equipment $73. The allocation of the excess purchase price over the preliminary estimated fair value of the net assets acquired was provisional, pending completion of a valuation analysis.  The provisional allocation to intangibles and goodwill was based on the proportional allocation of excess purchase price to intangible assets and goodwill for a comparable acquisition transaction completed by the Company in a prior year for which the purchase accounting had been finalized.  The final determination during the measurement period of the allocation of excess purchase price to the intangible assets and goodwill could differ significantly from the provisional estimates. The goodwill represents the synergies expected to be achieved from the combined operations of the acquired company. The operating results of Agnova are included in our consolidated statements of operations from the date of acquisition, including revenue of $3,141 and net income of $477.

During the year ended December 31, 2019, the Company completed three acquisitions in exchange for a total cash consideration at closing of $37,972, net of cash acquired of $981 and contingent consideration of $3,051. In addition, the Company assumed liabilities of $19,867 and capitalized costs of $14 incurred in the asset acquisition process. The total asset value of $60,904 was allocated as follows: product rights $13,279, trade names $5,452, customer relationships $5,705, goodwill $22,652, working capital and fixed assets $10,432, and indemnification assets $3,384.

On January 10, 2019, the Company completed the acquisition of all outstanding shares of stock of two affiliated businesses, Defensive and Agrovant, which are located in Jaboticabal in the state of Sao Paul, Brazil. At closing the Company paid cash consideration of $20,679, which was net of cash acquired of $981, deferred consideration of $3,051 including contingent consideration dependent on certain financial results for 2019, and liabilities assumed of $18,160, including liabilities of $9,111 related to income tax matters. These companies were founded in 2000 and are suppliers of crop protection products and micronutrients with focus on the fruit and vegetable market segments. The acquisition was accounted for as a business combination and the total asset value of $41,890 was allocated as follows: trade name $1,010, customer relationships $5,705, goodwill $22,652, working capital and fixed assets $9,139 and indemnification assets $3,384. The operating results of the acquired businesses are included in our consolidated statement of operations from the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes, subject to merging AMVAC do Brasil with Defensive and Agrovant.

The two other acquisitions completed in 2019 related to product lines which were purchased for a total cash consideration at closing of $17,307, including transaction costs of $14. In addition, the Company assumed liabilities in the amount of $1,707. These acquisitions were accounted for as asset acquisitions because the Company did not acquire any substantive processes. The acquired assets consist of product rights $13,279, trade names $4,442, and inventory $1,293.

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

Three of the 2018 acquisitions mentioned previously related to product lines were purchased for total cash consideration at closing of $21,335, including transaction costs of $108, and $3,530 paid in January 2019. These acquisitions were accounted for as asset acquisitions because the Company did not acquire any substantive processes. Of this amount, $5,378 was recorded to inventory and the remaining to intangibles. One of the asset acquisitions includes contingent consideration in the form of potential milestone payments that could amount to a maximum additional payment of $12,500. These milestone payments will be recorded as additional acquisition costs upon the point in time the milestone criteria are met, if applicable. No such milestones were achieved in 2018, 2019, and 2020. The purchase price allocation was completed as at December 31, 2018 and the acquired product lines were included in the Company’s consolidated financial statements from the date of acquisition.

Cash paid at closing for the asset acquisitions and business combinations was funded through our revolving line of credit. Pro-forma financial information is not included herein as the pro-forma impact of the acquisitions is not material.

(9) Intangible Assets and Goodwill

The following schedule represents intangible assets recognized in connection with product acquisitions (See description of Business, Basis of Consolidation and Significant Accounting Policies for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at December 31, 2017	$180,834
Additions during fiscal 2018	16,429
Impact of movement in exchange rates	(45)
Amortization expense	(10,751)
Intangible assets at December 31, 2018	186,467
Additions during fiscal 2019	25,368
Write offs	(264)
Impact of movement in exchange rates	(1,158)
Amortization expense	(12,152)
Intangible assets at December 31, 2019	198,261
Additions during fiscal 2020	12,675
Write offs	(41)
Impact of movement in exchange rates	(637)
Amortization expense	(12,744)
Intangible assets at December 31, 2020	$197,514

Goodwill at December 31, 2017	$22,300
Additions during fiscal 2018	3,606
Goodwill at December 31, 2018	25,906
Additions during fiscal 2019	22,652
Impact of movement in exchange rates	(1,885)
Goodwill at December 31, 2019	46,673
Additions during fiscal 2020	8,830
Other	617
Impact of movement in exchange rates	(4,012)
Goodwill at December 31, 2020	$52,108

Intangible assets and goodwill at December 31, 2020	$249,622

The following schedule represents the gross carrying amount and accumulated amortization of intangible assets and goodwill. Product rights and trademarks are amortized over their expected useful lives of 25 years. Customer lists are amortized over their expected useful lives of nine to ten years.

	2020			2019
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product Rights	$260,393	$99,228	$161,165	$249,428	$89,204	$160,224
Trademarks	37,335	8,111	29,224	36,037	6,633	29,404
Customer Lists	11,539	4,414	7,125	12,028	3,395	8,633
Total intangibles assets	309,267	111,753	197,514	297,493	99,232	198,261
Goodwill	52,108	—	52,108	46,673	—	46,673
Total intangibles and goodwill	$361,375	$111,753	$249,622	$344,166	$99,232	$244,934

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2021	$12,838
2022	12,717
2023	12,207
2024	11,909
2025	11,727
Thereafter	136,116
$197,514

The following schedule represents the Company’s contingent consideration liability under acquisitions agreements:

Amount
Obligations under acquisition agreements at December 31, 2017	$11,334
Adjustment to contingent consideration within the measurement period	(1,697)
Reassessment of contingent consideration	(6,050)
Accretion of discounted liabilities	345
Payments on existing obligations	(66)
Obligations under acquisition agreements at December 31, 2018	3,866
Additional obligations acquired	1,312
Reassessment of contingent consideration	(3,866)
Accretion of discounted liabilities	28
Foreign exchange effect	(96)
Obligations under acquisition agreements at December 31, 2019	1,244
Additional obligations acquired	2,044
Reassessment of contingent consideration	250
Accretion of discounted liabilities	16
Payments on existing obligations	(1,227)
Foreign exchange effect	141
Obligations under acquisition agreements at December 31, 2020	$2,468

Amounts of deferred consideration recognized in the consolidated balance sheets.

	December 31, 2020	December 31, 2019
Short-term	$1,004	$1,244
Long-term	1,464	—
Total contingent consideration	$2,468	$1,244

(10) Commitments

We enter into various obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to purchase commitments for inventory and orders submitted for equipment for our production plants as well as service agreements.

(11) Research and Development

Research and development expenses which are included in operating expenses were $8,757, $8,906 and $9,164 for the years ended December 31, 2020, 2019 and 2018, respectively.

(12) Equity Plan Awards

Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock, options to purchase common stock, and other forms of equity. As of December 31, 2020, the number of securities remaining available for future issuance under the Plan is 1,104,637.

The below tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average period for the years ended December 31, 2020, 2019 and 2018. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods, or if there are any changes required to be made for estimated forfeitures.

	Stock-Based Compensation	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
December 31, 2020
Restricted Stock	$3,166	$6,954	2.0
Unrestricted Stock	461	183	0.4
Performance-Based Restricted Stock	2,934	3,352	2.0
Total	$6,561	$10,489
December 31, 2019
Restricted Stock	$3,655	$5,512	1.9
Unrestricted Stock	411	205	0.4
Performance-Based Restricted Stock	3,094	2,835	1.9
Total	$7,160	$8,552
December 31, 2018
Restricted Stock	$3,272	$5,006	1.3
Unrestricted Stock	385	160	0.4
Performance-Based Restricted Stock	2,148	2,565	1.9
Total	$5,805	$7,731

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the years ended December 31, 2020, 2019 and 2018.

Restricted and Unrestricted Stock

A summary of nonvested restricted and unrestricted stock is presented below:

	December 31, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	719,845	$17.67	587,210	$17.59
Granted	393,180	14.39	341,653	16.84
Vested	(255,835)	15.86	(148,240)	14.99
Forfeited	(36,566)	18.34	(60,778)	18.12
Nonvested shares at December 31st	820,624	$16.64	719,845	$17.67

Performance-Based Restricted Stock

A summary of nonvested performance-based stock is presented below:

	December 31, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	345,432	$16.92	287,077	$16.87
Granted	160,706	14.29	137,557	16.96
Additional granted based on performance achievement	76,445	16.56	42,368	12.97
Vested	(184,785)	15.87	(92,572)	14.78
Forfeited	(6,027)	17.52	(28,998)	17.70
Nonvested shares at December 31st	391,771	$16.26	345,432	$16.92

Performance Based Restricted Stock Granted in 2020— During the year ended December 31, 2020, the Company issued a total of 160,706 performance-based shares to employees. The shares granted during 2020 have an average fair value of $14.29. The fair value was determined by using the publicly traded share price as of the market close on the date of grant and Monte Carlo valuation method. The Company will recognize as expense the value of the performance-based shares over the required service period from grant date. The shares will cliff vest on May 13, 2023 with a measurement period commencing October 1, 2020 and ending March 31, 2023. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before interest and tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2020 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

Performance Based Restricted Stock Granted in 2019— During the year ended December 31, 2019, the Company issued a total of 137,557 performance-based shares to employees. The shares granted during 2019 have an average fair value of $16.96. The fair value was determined by using the publicly traded share price as of the market close on the date of grant and Monte Carlo Valuation method. The Company will recognize as expense the value of the performance-based shares over the required service period from grant date. The shares will cliff vest on March 28, 2022 with a measurement period commencing January 1, 2019 and ending December 31, 2021. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2018 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

Performance Based Restricted Stock Granted in 2018— During the year ended December 31, 2018, the Company issued a total of 130,332 performance-based shares to employees. The shares granted during 2018 have an average fair value of $18.74. The fair value was determined by using the publicly traded share price as of the market close on the date of grant. The Company is recognizing as expense the value of the performance-based shares over the required service period from grant date. The shares cliff vested on March 9, 2021 with a measurement period commencing January 1, 2018 and ending December 31, 2020. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, an earnings before income taxes (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2017 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

In 2020, the Company assessed the likelihood of achieving the performance measures based on peer group information currently available for the performance-based shares granted in 2018. Based on the performance thus far, the Company has concluded that it is likely that the performance measure based on EBIT and net sales will be met at 200% of targeted performance and have recorded the related additional expense in 2020. The performance shares based on market price are expected to be met at 38% of targeted performance. The effect of market conditions for performance shares based on market are included in the grant date fair value valuation and no additional expenses were recognized in 2020.

During 2020, the Company concluded that the performance measure based on EBIT and net sales for the performance-based shares granted in 2017, when compared to the peer group, was both met at 200% of targeted performance and all related additional expenses were recorded as of December 31, 2020. The 2017 performance shares based on market price was met at 50%, however, the market condition is reflected in the grant date fair value valuation and no additional expenses were recognized. As a result, 76,445 additional shares were earned since the Company achieved performance targets when compared to the peer group.

Stock Options

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

In 2020, 2019 and 2018, no options were granted.

Incentive Stock Option Plans

Activity of the incentive stock option plans:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2017	472,783	$9.38
Options exercised	(88,719)	10.62
Balance outstanding, December 31, 2018	384,064	$9.10
Options exercised	(51,241)	8.87
Balance outstanding, December 31, 2019	332,823	$9.14
Options exercised	(196,736)	7.79
Options forfeited	(13,000)	7.50
Balance outstanding, December 31, 2020	123,087	$11.48

Outstanding at December 31, 2020 summarized by exercise price:

	Outstanding Weighted Average
Exercise Price Per Share	Number of Shares	Remaining Life (Months)	Exercise Price
$11.32	7,200	5	$11.32
$11.49	115,887	48	$11.49
	123,087		$11.48

The total intrinsic value of options exercised during 2020, 2019, and 2018 was $1,393, $393, and $955, respectively. Cash received from stock options exercised during 2020, 2019, and 2017 was $1,533, $454, and $951, respectively.

Performance Incentive Stock Option Plan

Activity of the performance incentive stock option plan:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2018	140,411	$11.49
Options exercised	(19,629)	11.49
Balance outstanding, December 31, 2019	120,782	$11.49
Options exercised	(6,124)	11.49
Balance outstanding, December 31, 2020	114,658	$11.49

All the performance incentive stock options outstanding as of December 31, 2020 have an exercise price per share of $11.49 and a remaining life of 48 months.

(13) Accumulated Other Comprehensive Loss

The following table lists the beginning balance, annual activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Balance, December 31, 2017	$(4,507)
Foreign currency translation adjustment	-
Balance, December 31, 2018	(4,507)
Foreign currency translation adjustment	(1,191)
Balance, December 31, 2019	(5,698)
Foreign currency translation adjustment	(3,624)
Balance, December 31, 2020	$(9,322)

(14) Equity Method Investments

The Company utilized the equity method of accounting with respect to its investment in TyraTech, a Delaware corporation that specialized in developing, marketing and selling pesticide products containing essential oils and other natural ingredients, until the Company acquired all of TyraTech’s remaining outstanding shares as of November 8, 2018 (see Note 8). For the period from January 1, 2018 to November 8, 2018, the Company recognized a loss of $1,424 on its equity method investment. In addition, the Company recognized a gain in the amount of $1,463 in connection with the re-measurement of its pre-existing equity interest of 15.11% in TyraTech at fair value as of the acquisition date of the remaining outstanding shares.

On August 2, 2016, AMVAC BV entered into a joint venture with Huifeng (Hong Kong) Ltd, which is a wholly owned subsidiary of the Huifeng Group. The resulting entity, Hong Kong JV, is intended to focus on activities such as market access and technology transfer between the two members. AMVAC BV is a 50% owner of the entity. No material contributions were made subsequent to the initial investment.

On June 27, 2017, both AMVAC BV and Huifeng (Hong Kong) Ltd. made individual capital contributions of $950 to the Hong Kong JV. As of December 31, 2020, 2019 and 2018, the Company’s ownership position in the Hong Kong JV was 50%. The Company utilizes the equity method of accounting with respect to this investment.

On July 7, 2017, the Hong Kong JV purchased the shares of Profeng Australia, Pty Ltd. (“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng (via its wholly owned subsidiary Huifeng (Hong Kong) Ltd). For the years ended December 31, 2020, 2019 and 2018, the Company recognized losses of $125, $209 and $356, respectively, as a result of the Company’s ownership position in the Hong Kong JV. At December 31, 2020, 2019 and 2018, the carrying value of the Company’s investment in the Hong Kong JV was $388, $513 and $722, respectively.

(15) Equity Investment

In February 2016, AMVAC BV made an equity investment of $3,283 in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of December 31, 2020, 2019 and 2018, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also record an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the years ended December 31, 2020, 2019 and 2018. The investment is not material and is recorded within other assets on the consolidated balance sheets.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $1,907 as of December 31, 2020, and the Company recorded a gain in the amount of $717 for the year ended December 31, 2020.

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

(17) Quarterly Data—Unaudited

The following tables contain selected unaudited statement of operations information for each quarter of 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31	June 30	September 30	December 31
Quarterly Data—2020
Net sales	$95,962	$104,555	$117,439	$140,747
Gross profit	38,381	40,306	43,265	50,638
Net income attributable to American Vanguard	520	3,887	2,927	7,908
Basic net income per share	0.02	0.13	0.10	0.27
Diluted net income per share	0.02	0.13	0.10	0.26
Quarterly Data—2019
Net sales	$99,676	$113,104	$124,884	$130,521
Gross profit	41,702	41,653	47,463	46,536
Net income attributable to American Vanguard	3,906	3,106	3,153	3,436
Basic net income per share	0.13	0.11	0.11	0.12
Diluted net income per share	0.13	0.11	0.11	0.12

Note: Totals may not agree with full year amounts due to rounding and separate calculations each quarter.

(18) Forward Cover Contract

As of October 26, 2018, the Company entered into a foreign exchange forward cover contract in connection with the anticipated acquisition of the Defensive and Agrovant businesses in Brazil. The forward cover contract’s settlement amount was determined based on the BRL/USD exchange rate on December 27, 2018 and the Company was required to make a payment (and record a loss) under the terms of the contract in the amount of $1,401. Under the accounting rules for derivative financial instruments, a gain or loss related to a contract, which is entered into in connection with an anticipated business combination, is recorded in the consolidated statements of operations. There were no similar losses or gains recorded in either 2020 or 2019.

(19) Subsequent Event

Agrinos had an existing Paycheck Protection Program (PPP) loan in the amount of $705 as of the date it was acquired by the Company. This PPP loan was granted on April 27, 2020, $667 in principal and $5 in interest of this PPP loan was forgiven by the Small Business Administration on January 7, 2021 and Agrinos repaid the remaining outstanding balance. As a result, the PPP loan was extinguished on January 7, 2021 and the total amount forgiven of $672 will be recorded as other income in the Company’s consolidated statements of operations in the first quarter of 2021.