Form 10-Q
period 2021-03-31
AMERICAN VANGUARD CORP
filed 2021-05-07
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,828,461 shares as of April 30, 2021.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2021	2020
Net sales	$116,155	$95,962
Cost of sales	(71,024)	(57,581)
Gross profit	45,131	38,381
Operating expenses	(41,444)	(36,545)
Adjustment to bargain purchase gain on business acquisition	(33)	—
Operating income	3,654	1,836
Change in fair value of an equity investment	1,066	—
Other income	672	—
Interest expense, net	(946)	(1,508)
Income before provision for income taxes (benefit) and loss on equity method investment	4,446	328
Income tax (expense) benefit	(1,362)	205
Income before loss from equity method investment	3,084	533
Loss from equity method investment	(13)	(13)
Net income	$3,071	$520
Earnings per common share—basic	$0.10	$0.02
Earnings per common share—assuming dilution	$0.10	$0.02
Weighted average shares outstanding—basic	29,737	29,288
Weighted average shares outstanding—assuming dilution	30,523	29,948

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the three months ended March 31
	2021	2020
Net income	$3,071	$520
Other comprehensive loss:
Foreign currency translation adjustment, net	(2,503)	(9,063)
Comprehensive income (loss)	$568	$(8,543)

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$13,765	$15,923
Receivables:
Trade, net of allowance for doubtful accounts of $3,979 and $3,297, respectively	156,010	130,029
Other	10,247	8,444
Total receivables, net	166,257	138,473
Inventories	172,234	163,784
Prepaid expenses	11,221	10,499
Income taxes receivable	2,409	3,046
Total current assets	365,886	331,725
Property, plant and equipment, net	65,945	65,382
Operating lease right-of-use assets	11,207	12,198
Intangible assets, net of applicable amortization	193,776	197,514
Goodwill	50,505	52,108
Other assets	18,492	18,602
Deferred income tax assets, net	4,213	2,764
Total assets	$710,024	$680,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$909	$2,647
Accounts payable	60,946	59,253
Deferred revenue	32,316	43,611
Accrued program costs	53,196	45,441
Accrued expenses and other payables	15,865	16,184
Operating lease liabilities, current	3,664	4,188
Total current liabilities	166,896	171,324
Long-term debt, net	143,423	107,442
Operating lease liabilities, long term	7,692	8,177
Other liabilities, net of current installments	8,453	9,054
Deferred income tax liabilities, net	23,514	23,560
Total liabilities	349,978	319,557
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 33,874,322 shares at March 31, 2021 and 33,922,433 shares at December 31, 2020	3,389	3,394
Additional paid-in capital	95,985	96,642
Accumulated other comprehensive loss	(11,825)	(9,322)
Retained earnings	290,657	288,182
Less treasury stock at cost, 3,061,040 shares	(18,160)	(18,160)
Total stockholders’ equity	360,046	360,736
Total liabilities and stockholders' equity	$710,024	$680,293

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2021 and March 31, 2020

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2020	33,922,433	$3,394	$96,642	$(9,322)	$288,182	3,061,040	$(18,160)	$360,736
Stocks issued under ESPP	25,120	2	338	—	—	—	—	340
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(596)	—	—	(596)
Foreign currency translation adjustment, net	—	—	—	(2,503)	—	—	—	(2,503)
Stock based compensation	—	—	1,792		—	—	—	1,792
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(73,231)	(7)	(2,787)	—	—	—	—	(2,794)
Net income	—	—	—	—	3,071	—	—	3,071
Balance, March 31, 2021	33,874,322	$3,389	$95,985	$(11,825)	$290,657	3,061,040	$(18,160)	$360,046

Balance, December 31, 2019	33,233,614	$3,324	$90,572	$(5,698)	$274,118	3,061,040	$(18,160)	$344,156
Stocks issued under ESPP	22,776	2	350	—	—	—	—	352
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment, net	—	—	—	(9,063)	—	—	—	(9,063)
Stock based compensation	—	—	1,357	—	—	—	—	1,357
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(67,969)	(7)	(2,522)	—	—	—	—	(2,529)
Net income	—	—	—	—	520	—	—	520
Balance, March 31, 2020	33,188,421	$3,319	$89,757	$(14,761)	$274,052	3,061,040	$(18,160)	$334,207

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2021	2020
Cash flows from operating activities:
Net income	$3,071	$520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	5,403	4,762
Amortization of other long-term assets	1,200	967
Accretion of discounted liabilities	18	4
Amortization of deferred loan fees	81	59
Provision for bad debts	682	359
Loan principal and interest forgiveness	(672)	—
Stock-based compensation	1,792	1,357
Decrease in deferred income taxes	(269)	(910)
Change in fair value of an equity investment	(1,066)	—
Loss from equity method investment	13	13
Adjustment to bargain purchase gain on business acquisition	33	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(30,422)	(6,578)
Increase in inventories	(9,615)	(16,446)
Increase in prepaid expenses and other assets	(1,052)	(776)
(Increase) decrease in income tax receivable/payable, net	638	(597)
Decrease in net operating lease liability	(18)	—
Increase in accounts payable	2,293	1,617
Decrease in deferred revenue	(11,293)	(2,342)
Increase in accrued program costs	7,770	6,016
Decrease in other payables and accrued expenses	(1,187)	(2,094)
Net cash used in operating activities	(32,600)	(14,069)
Cash flows from investing activities:
Capital expenditures	(2,904)	(2,980)
Intangible assets	(41)	—
Net cash used in investing activities	(2,945)	(2,980)
Cash flows from financing activities:
Net borrowings under line of credit agreement	35,900	19,400
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholdings)	(2,454)	(2,177)
Payment of cash dividends	(593)	(582)
Net cash provided by financing activities	32,853	16,641
Net decrease in cash and cash equivalents	(2,692)	(408)
Effect of exchange rate changes on cash and cash equivalents	534	(629)
Cash and cash equivalents at beginning of period	15,923	6,581
Cash and cash equivalents at end of period	$13,765	$5,544

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three-months ended March 31, 2021 and 2020. During the three-month period ended March 31, 2021, the Company has experienced strong demand for its products, more stability in foreign exchange rates and, in some jurisdictions in which it operates, return to more normal business activities including more face-to-face meetings with customers and suppliers etc., albeit at a much-reduced level as compared to pre-pandemic times. The Company established a pandemic working group at the start of the COVID-19 pandemic. That group meets bi-weekly and is presently monitoring the safety of its employees, especially in Brazil and India, as those countries are experiencing a surge in new virus variants. During the same period of the prior year our business operated comparatively normally, however, was impacted by adverse movements in some key currency exchange rates as the pandemic news spread across the globe.

Looking forward, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience since the start of the pandemic, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

2. Leases — The Company has operating leases for warehouses, manufacturing facilities, offices, cars, railcars and certain equipment. The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from one year to 20 years.

Finance leases are immaterial to the accompanying condensed consolidated financial statements. There were no lease transactions with related parties as of and for the three-month periods presented in the table below.

The operating lease expense for the three months ended March 31, 2021 and 2020 was $1,454 and $1,395, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$1,465	$1,396
ROU assets obtained in exchange for new liabilities	$376	$825

Weighted-average remaining lease term (in years)	4.53	3.15
Weighted-average discount rate	3.83%	3.67%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 were as follows:

March 31, 2021
2021 (excluding three months ended March 31, 2021)	$3,166
2022	2,970
2023	2,008
2024	1,256
2025	1,025
Thereafter	2,019
Total lease payments	$12,444
Less: imputed interest	1,088
Total	$11,356

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$3,664
Operating lease liabilities, long term	$7,692

3. Revenue Recognition —The Company recognizes revenue from the sale of its products, which include crop and non-crop products. The Company sells its products to customers, which include distributors, retailers, and growers. In addition, the Company recognizes royalty income from licensing agreements. Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31,
	2021	2020
Net sales:
US crop	$54,755	$50,362
US non-crop	17,453	10,993
Total US	72,208	61,355
International	43,947	34,607
Total net sales:	$116,155	$95,962
Timing of revenue recognition:
Goods and services transferred at a point in time	$115,971	$95,776
Goods and services transferred over time	184	186
Total net sales:	$116,155	$95,962

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

Contract Assets and Deferred Revenue —The contract assets are included in other receivables on the condensed consolidated balance sheets and relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property. The timing of revenue recognition, billings and cash collections may result in deferred revenue. The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs, resulting in deferred revenues.

	March 31, 2021	December 31, 2020
Contract assets	$4,600	$3,200
Deferred revenue	$32,316	$43,611

Revenue recognized for the three months ended March 31, 2021, that was included in the deferred revenue balance at the beginning of 2021 was $11,295. The Company expects to recognize all its remaining deferred revenue in fiscal 2021.

4. Property, Plant and Equipment — Property, plant and equipment at March 31, 2021 and December 31, 2020 consists of the following:

	March 31, 2021	December 31, 2020
Land	$2,756	$2,756
Buildings and improvements	19,731	19,786
Machinery and equipment	126,425	124,199
Office furniture, fixtures and equipment	9,530	7,403
Automotive equipment	1,747	1,747
Construction in progress	8,767	10,392
Total	168,956	166,283
Less accumulated depreciation	(103,011)	(100,901)
Property, plant and equipment, net	$65,945	$65,382

The Company recognized depreciation expense related to property and equipment of $2,171 and $1,517 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company eliminated from assets and accumulated depreciation $62 and $113, of fully depreciated assets, respectively.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories consist of the following:

	March 31, 2021	December 31, 2020
Finished products	$150,026	$149,415
Raw materials	22,208	14,369
Inventories	$172,234	$163,784

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three Months Ended March 31
	2021	2020	Change	% Change
Net sales:
U.S. crop	$54,755	$50,362	$4,393	9%
U.S. non-crop	17,453	10,993	6,460	59%
Total U.S.	72,208	61,355	10,853	18%
International	43,947	34,607	9,340	27%
Total net sales:	$116,155	$95,962	$20,193	21%
Gross profit:
U.S. crop	$21,271	$24,245	$(2,974)	-12%
U.S. non-crop	9,383	4,719	4,664	99%
Total U.S.	30,654	28,964	1,690	6%
International	14,477	9,417	5,060	54%
Total gross profit:	$45,131	$38,381	$6,750	18%
Gross margin:
U.S. crop	39%	48%
U.S. non-crop	54%	43%
Total U.S.	42%	47%
International	33%	27%
Gross margin:	39%	40%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration.  Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three months ended March 31, 2021 and 2020, respectively.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 10, 2021	March 15, 2021	April 15, 2021	$0.020	$596
December 7, 2020	December 23, 2020	January 6, 2021	$0.020	$593
March 9, 2020	March 26, 2020	April 16, 2020	$0.020	$586
December 9, 2019	December 26, 2019	January 9, 2020	$0.020	$582

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$3,071	$520
Denominator:
Weighted average shares outstanding-basic	29,737	29,288
Dilutive effect of stock options and grants	786	660
Weighted average shares outstanding-diluted	30,523	29,948

For the three months ended March 31, 2021 and 2020, no stock options were excluded from the computation of diluted earnings per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. The Company has no short-term debt as of March 31, 2021 and December 31, 2020.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2021	December 31, 2020
Revolving line of credit	$143,800	$107,900
Deferred loan fees	(377)	(458)
Total indebtedness	$143,423	$107,442

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years and is the syndication manager for the Company’s loans.

The revolving line of credit agreement (the “Credit Agreement”) is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as borrower, and affiliates (including the Company, AMVAC CV and AMVAC BV), as guarantors and/or borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as agent, swing line lender and Letter of Credit issuer on the other hand, consisting of a line of credit of up to $250,000, an accordion feature of up to $100,000 and a maturity date of June 30, 2022. The Credit Agreement contains two key financial covenants; namely, borrowers are required to maintain a Consolidated Funded Debt Ratio of no more than 3.25-to-1 and a Consolidated Fixed Charge Covenant Ratio of at least 1.25-to-1. The Company’s borrowing capacity varies with its financial performance, measured in terms of EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Rate” which is based upon the Consolidated Funded Debt Ratio (“Eurocurrency Rate Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Rate (“Alternate Base Rate Loan”). Interest payments for Eurocurrency Rate Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Alternate Base Rate Loans are payable on the last business day of each month and the maturity date. The interest rate on March 31, 2021 was 2.75%.

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

At March 31, 2021, the Company is compliant with all covenants to its Senior Credit Facility. Based on its performance against the most restrictive covenants in the Credit Agreement, the Company had the capacity to increase its borrowings by up to $50,993, according to the terms thereof. This compares to an available borrowing capacity of $86,736 as of December 31, 2020 and $39,552 as of March 31, 2020. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the Consolidated Funded Debt Ratio).

Agrinos had an existing Paycheck Protection Program (PPP) loan in the amount of $705 as of the date it was acquired by the Company. This PPP loan was granted on April 27, 2020, $667 in principal and $5 in interest of this PPP loan was forgiven by the Small Business Administration on January 7, 2021 and Agrinos repaid the remaining outstanding balance. As a result, the PPP loan was extinguished on January 7, 2021 and the total amount forgiven of $672 was recorded as other income in the Company’s condensed consolidated statement of operations and represents a non-cash financing activity on the condensed consolidated statement of cash flows for the three months ended March 31, 2021.

11. Reclassifications — Certain items have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2021 presentation.

12. Comprehensive Income (Loss) — Total comprehensive income (loss) includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three-month periods ended March 31, 2021 and 2020, total comprehensive income (loss) consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months Period	Unamortized Stock-Based Compensation as of March 31	Remaining Weighted Average Period (years)
March 31, 2021
Time-Based Restricted Stock	$1,057	$5,703	1.8
Unrestricted Stock	110	73	0.2
Performance-Based Restricted Stock	625	2,698	1.8
Total	$1,792	$8,474

March 31, 2020
Time-Based Restricted Stock	$776	$4,555	1.5
Unrestricted Stock	123	82	0.2
Performance-Based Restricted Stock	458	2,288	1.7
Total	$1,357	$6,925

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three months ended March 31, 2021 and 2020.

Restricted and Unrestricted Stock — A summary of nonvested time based restricted and unrestricted stock is presented below:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	820,624	$16.64	719,845	$17.67
Granted	—	—	4,185	18.63
Vested	(197,615)	19.91	(213,781)	16.18
Forfeited	(11,580)	16.95	(14,715)	18.08
Nonvested shares at March 31st	611,429	$15.57	495,534	$18.31

Performance-Based Restricted Stock — A summary of nonvested performance-based stock is presented below:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	391,771	$16.26	345,432	$16.92
Granted	—	—	—	—
Additional granted based on performance achievement	71,180	20.53	76,445	16.56
Vested	(175,087)	19.78	(184,785)	15.87
Forfeited	(505)	19.26	(3,759)	17.23
Nonvested shares at March 31st	287,359	$15.16	233,333	$17.63

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity of the incentive stock option plans:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	123,087	$11.48
Options exercised	(5,838)	11.49
Balance outstanding, March 31, 2021	117,249	$11.48

Outstanding at March 31, 2021, summarized by exercise price:

	Outstanding Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price
Incentive Stock Option Plan:
$11.32	7,200	3	$7.5
$14.49	110,049	45	$11.49
	117,249		$11.48

Performance Incentive Stock Option Plan

Activity of the performance incentive stock option plan:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	114,658	$11.49
Options exercised	—	—
Balance outstanding, March 31, 2021	114,658	$11.49

 All the performance incentive stock options outstanding as of March 31, 2021 have an exercise price per share of $11.49 and a remaining life of 45 months.

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2020, except as described below.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise defending the Company’s interests. AMVAC is cooperating in the investigation.

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the Environmental Protection Agency (“EPA”) in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified for the Company as well as for the individual target evidence that it contends supports alleged violations with respect to both the Company and the individual target. The Company is evaluating the legal and factual issues raised by the government and is engaged in discussions with DOJ regarding possible resolution.

The governmental agencies involved in this investigation have a range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of FIFRA, RCRA and other federal statutes including, but not limited to, injunctive relief, fines, penalties and modifications to business practices and compliance programs, including the appointment of a monitor. If violations are established, the amount of any fines or monetary penalties which could be assessed and the scope of possible non-monetary relief would depend on, among other factors, findings regarding the amount, timing, nature and scope of the violations, and the level of cooperation provided to the governmental authorities during the investigation. As a result, the Company cannot yet anticipate the timing or predict the ultimate resolution of this investigation, financial or otherwise, which could have a material adverse effect on our business prospects, operations, financial condition and cash flow. Accordingly, we have not recorded a loss contingency for this matter.

15. Recent Accounting Standards Adopted — In December 2019, the FASB issued ASU no. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU No. 2019-12”). The amendment removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those years with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021.The adoption of this standard did not result in any material adjustments to the Company’s condensed consolidated financial statements.

16. Fair Value of Financial Instruments — The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable and accrued expenses, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based upon current rates and terms available to the Company for similar debt.

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

Three months ended March 31, 2021
Balance, December 31, 2020	$2,468
Payments on existing obligations	(250)
Accretion of discounted liabilities	16
Foreign exchange effect	(29)
Balance, March 31, 2021	$2,205

The current portion of the contingent consideration in the amount of $750 is included in current installments of other liabilities and the long-term portion in the amount of $1,455 is included in other liabilities on the condensed consolidated balance sheets.

17. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2020	$(9,322)
FX translation	(2,503)
Balance, March 31, 2021	$(11,825)
Balance, December 31, 2019	$(5,698)
FX translation	(9,063)
Balance, March 31, 2020	$(14,761)

18. Equity Method Investment — On August 2, 2016, AMVAC BV entered into a joint venture with Huifeng (Hong Kong) Ltd, which is a wholly owned subsidiary of the Huifeng Group. The resulting entity, Hong Kong JV, is intended to focus on activities such as market access and technology transfer between the two members. AMVAC BV is a 50% owner of the entity. No material contributions were made subsequent to the initial investment. On June 27, 2017, both AMVAC BV and Huifeng (Hong Kong) Ltd. made individual capital contributions of $950 to the Hong Kong JV. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong JV purchased the shares of Profeng Australia, Pty Ltd. (“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng (via its wholly owned subsidiary Huifeng (Hong Kong) Ltd).

For the three months ended March 31, 2021 and 2020, the Company recognized losses of $13 in each period, as a result of the Company’s ownership position in the Hong Kong Joint Venture. The Company’s investment in this joint venture amounted to $375 and $500, respectively at March 31, 2021 and 2020 and are included in other assets.

19. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2021, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three months ended March 31, 2021 and 2020.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $2,973 as of March 31, 2021, and the Company recorded a gain in the amount of $1,066 for the three-month period ended March 31, 2021.

20. Income Taxes — Income tax expense was $1,362 for the three months ended March 31, 2021, as compared to income tax benefit of $205 for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 30.6%, and is based on the rates in the territories in which the Company operates. The rate has decreased compared to prior years reflecting mix of income in different jurisdictions. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

For the three months ended March 31, 2020 the effective rate was 31.0%. In addition, during that period, the Company benefited from two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. These benefits did not recur in the same period of the current year.

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

21. Product and Business Acquisitions —The Company did not complete any acquisitions during the three months ended March 31, 2021 and 2020.

During the year ended December 31, 2020, the Company completed two acquisitions in exchange for a total cash consideration at closing of $19,342, which was net of cash acquired of $1,970, and contingent consideration of $2,007, and the settlement of a net asset adjustment of $623. In addition, the Company assumed liabilities of $10,288 and recognized a bargain purchase gain in the amount of $4,624. The total asset value of $36,884 was preliminarily allocated as follows: product rights $6,645, trade names $1,195, customer relationships $632, goodwill $8,672, working capital and fixed assets $19,740. During the three months ended March 31, 2021, the Company recorded an adjustment to reduce the bargain purchase gain by the amount of $33, with a corresponding adjustment to working capital.

The purchase price allocation for both acquisitions is preliminary with respect to the valuation of contingent consideration, intangibles, property, plant and equipment, income taxes and certain other working capital items as the Company is still in the process of gathering additional information and the determination of the respective fair values.

On October 2, 2020, the Company completed the acquisition of all outstanding stock of the Agrinos Group Companies (Agrinos), except for Agrinos AS. Agrinos has operating entities in the U.S., Mexico, India, Brazil, China, Ukraine, and Spain. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. At closing, the Company paid cash consideration of $3,125, which was net of cash acquired of $1,813, and liabilities assumed of $4,963, including liabilities of $595 related to income tax matters. The acquisition was accounted for as a business combination and resulted in a preliminary bargain purchase gain of $4,624 (including a reduction of $33 recorded during the three months ended March 31, 2021). The total asset value of $12,712 has been preliminarily allocated as follows: working capital $7,458 (including trade receivables of $2,358), property, plant and equipment of $5,004, and intangible assets of $250. Agrinos was acquired out of bankruptcy. This provided the Company with an opportunity to acquire Agrinos at an advantageous purchase price which was below the preliminary fair value of Agrinos’ net assets acquired resulting in the above-mentioned bargain purchase gain.

On October 8, 2020, the Company completed the acquisition of all outstanding stock of AgNova Technologies Pty Ltd (“AgNova”). AgNova is an Australian entity that sources, develops, and distributes specialty crop protection and production solutions for agricultural and horticultural producers, and for selected non-crop users. At closing, the Company paid cash consideration of $16,217, which was net of cash acquired of $157, contingent consideration dependent on certain financial results of $2,007, the settlement of a net asset adjustment of $623, and liabilities assumed of $5,325, including liabilities of $2,529 related to income tax matters. The fair value of the contingent consideration of $2,007 was estimated using an income approach and the maximum potential undiscounted payout is $2,811. The acquisition was accounted for as a business combination and the total asset value of $24,172 has been preliminarily allocated as follows: product registrations and product rights $6,395, trade names and trademarks $1,195, customer relationships and customer lists $632, goodwill $8,672, which is non-deductible for tax purposes, working capital $7,206, including trade receivables of $1,508, and equipment $73. The allocation of the excess purchase price over the preliminary estimated fair value of the net assets acquired was provisional, pending completion of a valuation analysis.  The provisional allocation to intangibles and goodwill was based on the proportional allocation of excess purchase price to intangible assets and goodwill for a comparable acquisition transaction completed by the Company in a prior year for which the purchase accounting had been finalized.  The final determination during the measurement period of the allocation of excess purchase price to the intangible assets and goodwill could differ significantly from the provisional estimates. There were no adjustments to the preliminary allocations of the total asset value during the three months ended March 31, 2021. The goodwill represents the synergies expected to be achieved from the combined operations of the acquired company.

22. Foreign Currency — The Company incurred net foreign currency transaction losses in the amount of $1,203 and $837 during the three months ended March 31, 2021 and 2020, respectively, included in operating expenses on the condensed consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

MANAGEMENT OVERVIEW

The Company’s Operations in the Context of the COVID-19 Pandemic

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread across the world. To limit the spread of the contagion, governments have taken various actions to slow and otherwise control the spread of the pandemic, including the issuance of stay-at-home orders, social distancing guidelines and border restrictions. At its outset, the Company took swift action to understand, contain and mitigate the risks posed by this pandemic. Specifically, we formed the Pandemic Work Group with a mission to ensure the health and safety of the workforce while ensuring continuity of the business. In the workplace, we have designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptom or may have been in touch with those who have. Further, the group keeps current with local, state, federal and international laws and restrictions that could affect the business; provides real-time information to the workforce; and draws from political commentary and news statements concrete directions on how best to continue operations. We have also prepared contingency plans to permit the continued operation of our factories, in the event that there are critical staffing issues due to attrition. In addition, in April 2020, we amended our credit facility to support future working capital needs (see note 10). Further, we continuously monitor supply chain, transport, logistics and border closures and have reached out to third parties to make clear that we are continuing to operate, that we have our own policies relating to health and are committed to compliance with COVID-19 policies of our business partners. Our CEO and the leader of the Pandemic Work Group is holding bi-weekly “state of the company” calls with the functional heads of our businesses across the globe to ensure that our information is shared in a timely manner and that our direction is clear.

It is important to understand that under applicable federal guidelines (at https://www.cisa.gov), the Company is part of the nation’s “critical infrastructure” and falls within three of the 16 sectors that are specially permitted to operate:  “Food and Agriculture” sector (engaged in “the production of chemicals and other substances used by the food and agriculture industry, including pesticides, herbicides etc.”), the “Chemical” sector (“supporting the operation . . . of facilities (particularly those with high risk chemicals . . . whose work cannot be done remotely and requires the presence of highly trained personnel to ensure safe operations”) and the “Public Works and Infrastructure Support Services” sector (in support of exterminators, landscapers and others who provide services to residences and businesses). In issuing guidance on Coronavirus, former President Trump said, “If you work in a critical infrastructure industry, as defined by the Department of Homeland Security, such as healthcare services and pharmaceutical and food supply, you have a special responsibility to maintain your normal work schedule [emphasis added].” We have found that state COVID-19 orders and, indeed, even those of countries in which the outbreak has been most pronounced (e.g., Italy), have consistently excepted food supply as an area essential to the survival of its populations and, as such, had given special permission to companies, such as ours, to continue to operate during the pandemic.

In keeping with our charge to operate as an essential business and by virtue of our efforts to contain and mitigate the risks posed by the pandemic, we have been able to manage our business with minimal impact during the reporting period.

Overview of the Company’s Performance

While the first quarter of 2020 marked the start of a global pandemic that continued throughout the year, the first quarter of 2021 marked a favorable inflection point domestically with lower pandemic curves, ample supply of vaccines and easing of social restrictions. Within this context, the Company’s overall operating results for the first three months of 2021 improved considerably (both domestically and abroad), as compared with those of the same period of 2020. Net sales increased by 21% ($116,155 as compared to $95,962) and net income increased by a factor of six (to $3,071 from $520).

On a consolidated basis, domestic sales rose 18% and international sales increased 27%, resulting in an overall net sales improvement of about 21%. The domestic net sales include an increase in royalty and license fees from our Envance proprietary solutions business of approximately $3,000. Cost of sales increased by 23% or $13,443 due not only to increased sales but also to changes in mix related to both products and territories and factory performance (including the addition of two new factory operations acquired as part of the Agrinos group). Cost of sales were 61% of sales in 2021, as compared to 60% for the same period of 2020. These factors, taken together, yielded a 18% increase in gross profit (to $45,131 from $38,381 in the comparable quarter of 2020), while average gross margin percent declined to 39% from 40% quarter-over-quarter. Operating expenses on an absolute basis increased by about 13%, as compared to the comparable quarter (to $41,444 from $36,545), largely due to the expanded scope of the Company’s global footprint following the acquisition of Agrinos biological products and the AgNova business in Australia. However, operating expenses as a percent of net sales dropped to 35% from 38% for the quarter indicating greater economies of scale for the period. Operating income for the period doubled (to $3,654 from $1,836), driven by the strong sales increase. The Company recorded significantly lower interest expense during the quarter as a result of working capital management in part driven by strong support from some of our biggest customers participating in early pay programs. These factors, coupled with a beneficial fair-value adjustment of an equity investment, yielded net income for the period of $3,071, a six-fold increase compared to $520 in the first quarter of 2020. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	For the three months ended March 31,
	2021	2020	Change	% Change
Net sales:
US crop	$54,755	$50,362	$4,393	9%
US non-crop	17,453	10,993	6,460	59%
Total US	72,208	61,355	10,853	18%
International	43,947	34,607	9,340	27%
Total net sales:	$116,155	$95,962	$20,193	21%
Cost of sales:
US crop	$33,484	$26,117	$7,367	28%
US non-crop	8,070	6,274	1,796	29%
Total US	41,554	32,391	9,163	28%
International	29,470	25,190	4,280	17%
Total cost of sales:	$71,024	$57,581	$13,443	23%
Gross profit:
US crop	$21,271	$24,245	$(2,974)	-12%
US non-crop	9,383	4,719	4,664	99%
Total US	30,654	28,964	1,690	6%
International	14,477	9,417	5,060	54%
Total gross profit:	$45,131	$38,381	$6,750	18%
Gross margin:
US crop	39%	48%
US non-crop	54%	43%
Total US	42%	47%
International	33%	27%
Gross margin:	39%	40%

Our domestic crop business recorded net sales that were about 9% higher than those of the first quarter 2020 ($54,755 as compared to $50,362). When viewed by type of product and crop, sales were mixed. During the first quarter, we saw an improved procurement pattern in the domestic market, as rising crop commodity prices caused growers and retailers to increase their purchases of crop protection inputs. Among our corn products, sales of our Impact® herbicide brands increased sharply, while those of our granular soil insecticides, including Aztec®, SmartChoice®, Force®, Thimet ® and Counter®, were up 8% as compared to the prior year. Soybean products, such as Scepter® and our post-emergent products Hornet® and Python® recorded higher sales, as compared to the same quarter in 2020. By contrast, we experienced a drop in net sales of Bidrin® due to carryover of inventory from last season when weather was dry and insect pressure was low. Further, soil fumigants posted a somewhat softer performance than the prior year due primarily to water allocation restrictions in California.

Cost of sales within the domestic crop business increased significantly both as a result of the increased volumes just discussed, and as a result of both a mix change and lower factory output, as compared to the first quarter of 2020. This generated a reduction of 12% in gross profit (from $24,245 in the first quarter of 2020 to $21,271 this year).

Our domestic non-crop business increased net sales by 59% (to $17,453 from $10,993) quarter-over-quarter. In this category, our Dibrom® mosquito adulticide and our pest strips business sales both grew, influenced by timing shifts in customer procurement. Royalty and license fees for our Envance proprietary solutions increased by approximately $3,000, as compared to the first quarter of last year. In addition, we recorded improved net sales from our nursery and ornamental business, as demand for homeowner garden and landscape products in big box stores recovered following the lifting of pandemic-related stay-at-home restrictions at certain locations.

Cost of sales within the domestic non-crop business rose by about 21% (from $6,274 to $8,070) quarter-over-quarter. This increase was volume driven. As indicated in the table, our costs increased at a slower rate than sales primarily because of the strong performance on royalty and license fees of the Envance technology business. As a result of these dynamics, gross profit for domestic non-crop increased by 99% (from $4,719 in 2020 to $9,383 in 2021).

Net sales of our international businesses rose by about 27% during the period ($34,607 in 2020 to $43,947 in 2021). Several factors contributed to this result. The addition of sales from our recently acquired AgNova business, an established crop protection business, effectively increased our Australian sales by seven times quarter over quarter. Mexico posted strongly improved sales with increased demand for granular insecticides, herbicides, and soil fumigants for use on high-value vegetable crops. In Brazil, net sales increased significantly despite delays in customer procurement arising from economic uncertainty and continued widespread COVID-19 limitations. Partially offsetting these gains, sales performance was slightly lower in Central America due to consolidation by certain AgriCenter suppliers, logistical difficulties arising from the pandemic and hurricane activity in Honduras.

Cost of sales in our international business increased by 17% (from $25,190 in 2020 to $29,470 in 2021), primarily driven by the addition of AgNova and by the strong growth of our other businesses in North and Central America. Gross profit for the international businesses increased by about 54% (from $9,417 in 2020 to $14,477 in 2021).

On a consolidated basis, gross profit for the first quarter of 2021 increased by 18% (from $38,381 in 2020 to $45,131 in 2021). The change in volume and mix, described above, had the impact of increasing absolute gross profit by 18% and reducing gross margin percentage by approximately 1%. As mentioned above, overall gross margin percentage ended at 39% in the first quarter of 2021, as compared to 40% in the first quarter of the prior year.

Operating expenses increased by $4,899 or 13% to $41,444 for the three months ended March 31, 2021, as compared to the same period in 2020. The differences in operating expenses by department are as follows:

	2021	2020	Change	% Change
Selling	$11,133	$10,474	$659	6%
General and administrative	15,848	12,504	3,344	27%
Research, product development and regulatory	6,616	6,154	462	8%
Freight, delivery and warehousing	7,847	7,413	434	6%
	$41,444	$36,545	$4,899	13%

•

Selling expenses increased by $659 to end at $11,133 for the three months ended March 31, 2021, as compared to the same period of 2020. The main drivers were the increase in activities from the businesses newly acquired in the last quarter of 2020, increased in labor costs related to inflation and some key staff additions, and the unfavorable impact of the foreign currency exchange rates (as they relate to operating expenses of certain foreign subsidiaries). The increases were partially offset by the decrease in travel costs across all of our global operating subsidiaries primarily driven by pandemic restrictions on in person meetings and lower marketing expenses, and as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses increased by $3,344 to end at $15,848 for the three months ended March 31, 2021, as compared to the same period of 2020. The main drivers were the addition of the entities acquired in the final quarter of 2020, the increase in short-term and long-term incentive compensation of $1,331, legal expenses of $860, and bad debt expense of $323. These increases were partially offset by decrease from reduced travel expenses in response to the COVID-19 pandemic.

•

Research, product development costs and regulatory expenses increased by $462 to end at $6,616 for the three months ended March 31, 2021, as compared to the same period of 2020. The main drivers were the addition of new activities associated with acquired entities, general inflation in labor costs including the addition of some key technical headcount and in our product defense and product development costs relating to the commercialization of our SIMPAS delivery system.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2021 were $7,847 or 6.8% of sales as compared to $7,413 or 7.7% of sales for the same period in 2020. This change was primarily driven by the mix of product shipped and associated delivery destinations during the period.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. During the three months ended March 31, 2021, the Company recorded positive fair value adjustments in the amount of $1,066.

During the three months ended March 31, 2021, a Paycheck Protection Program loan assumed on the acquisition of Agrinos in the fourth quarter of 2020 was fully extinguished with the majority of the balance forgiven and recorded as other income in the Company’s condensed consolidated statements of operations in the amount of $672.

Interest costs net of capitalized interest were $946 in the first three months of 2021, as compared to $1,508 in the same period of 2020.  Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2021			Q1 2020
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$125,299	$860	2.7%	$165,076	$1,496	3.6%
Amortization of deferred loan fees	—	80	—	—	59	—
Amortization of other deferred liabilities	—	18	—	—	3	—
Other interest (income) expense	—	48	—	—	30	—
Subtotal	$125,299	$1,006	3.2%	$165,076	$1,588	3.8%
Capitalized interest	—	(60)	—	—	(80)	—
Total	$125,299	$946	3.0%	$165,076	$1,508	3.7%

The Company’s average overall debt for the three months ended March 31, 2021 was $125,299, as compared to $165,076 for the three months ended March 31, 2020. Our borrowings in the three months ended March 31, 2021 were lower mainly due to the increased participation from our biggest customers in our 2020 year-end early pay program, partially offset by the acquisition activity over the last 12 months and the associated investment in expanded working capital. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.7% for the three months ended March 31, 2021, as compared to 3.6% in 2020.

Income tax expense increased by $1,567 to $1,362 for the three months ended March 31, 2021, as compared to income tax benefit of $205 for the comparable period in 2020. The underlying effective tax rate for the three months ended March 31, 2021 and 2020 was 30.6% and 31.0%, respectively. During the three months ended March 31, 2020, the Company benefited from two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. These benefits in the prior year did not recur in the current year. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

During the three months ended March 31, 2021 and 2020 we recognized a loss of $13 in each period, on our investment in the Hong Kong joint venture which is a 50% owned equity investment.

Our overall net income for the first three months of 2021 was $3,071 or $0.10 per basic and diluted share, as compared to $520 or $0.02 per basic and diluted share in the same quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $32,600 in operating activities during the three months ended March 31, 2021, as compared to $14,069 during the three months ended March 31, 2020. Included in the $32,600 are net income of $3,221, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $6,621, amortization of deferred loan fees of $81 and provision for bad debts in the amount of $682. Also included are stock-based compensation of $1,792, losses from equity method investment of $13, decrease in deferred income taxes of $269, change in equity investment fair value of $1,066, forgiveness of a PPP loan of $672, and an adjustment to the bargain purchase gain of $33. These together provided net cash outflows of $10,436, as compared to $7,131 for the same period of 2020.

During the first three months of 2021, the Company increased working capital by $38,589, as compared to $14,161 during the same period of the prior year. Included in this change: inventories increased by $9,615 (normal at this point in the season), as compared to $16,446 for the first quarter of 2020. Deferred revenue decreased by $11,293, as compared to $2,342 in the same period of 2020, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $2,293, as compared to $1,617 in the same period of 2020. Accounts receivables increased by $30,422, as compared to $6,578 in the same period of 2020. This is primarily driven by increased group sales and strong international growth. Prepaid expenses increased by $1,052, as compared to $776 in the same period of 2020. Income tax receivable decreased by $638, as compared to increasing by $597 in the prior year. Accrued programs increased by $7,770, as compared to $6,016 in the prior year, which is normal at this point in the growing season. Finally, other payables and accrued expenses decreased by $1,187, as compared to $2,094 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our mix of sales and customers in the first quarter of 2021, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2021, the Company made accruals for programs in the amount of $18,815 and made payments in the amount of $11,060. During the first quarter of the prior year, the Company made accruals in the amount of $17,189 and made payments in the amount of $11,192.

Cash used for investing activities was $2,904 for the three months ended March 31, 2021, as compared to $2,980 for the three months ended March 31, 2020. The Company spent $2,904 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure and $41 on patents for the Envance technology business.

During the three months ended March 31, 2021, financing activities provided $32,853, from borrowings on the Company’s senior credit facility, as compared to $16,641 for the same period of the prior year. In the first quarter of 2021, we paid dividends to stockholders amounting to $593, as compared to $582 in the same period of 2020.

The Company has a revolving line of credit shown as long-term debt in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. The debt is summarized in the following table:

Long-term indebtedness	March 31, 2021	December 31, 2020
Revolving line of credit	$143,800	$107,900
Deferred loan fees	(377)	(458)
Total indebtedness	$143,423	$107,442

At March 31, 2021, the Company is compliant with all covenants to its Senior Credit Facility. Based on its performance against the most restrictive covenants in the Credit Agreement (see Note 10), the Company had the capacity to increase its borrowings by up to $50,993, according to the terms thereof. This compares to an available borrowing capacity of $86,736 as of December 31, 2020 and $39,552 as of March 31, 2020. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, (3) the leverage covenant (the Consolidated Funded Debt Ratio).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2020, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2020.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2020.

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

As of March 31, 2021, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2021, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 31, 2021. In preparing this document, we have reviewed all the risk factors included in that document and find that there are no material changes to those risk factors, except for the following:

The Covid-19 pandemic is creating risk, uncertainty and adverse conditions in many industries both here and abroad.  The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 7, 2021	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 7, 2021	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer