Form 10-Q
period 2021-06-30
AMERICAN VANGUARD CORP
filed 2021-08-10
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,878,201 shares as of August 2, 2021.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$134,610	$104,555	$250,765	$200,517
Cost of sales	(82,471)	(64,249)	(153,495)	(121,830)
Gross profit	52,139	40,306	97,270	78,687
Operating expenses	(43,080)	(33,579)	(84,524)	(70,124)
Adjustment to bargain purchase gain on business acquisition	(88)	—	(121)	—
Operating income	8,971	6,727	12,625	8,563
Change in fair value of an equity investment	(295)	24	771	24
Other income	—	—	672	—
Interest expense, net	(1,013)	(1,274)	(1,959)	(2,782)
Income before provision for income taxes and loss on equity method investment	7,663	5,477	12,109	5,805
Income tax expense	(2,445)	(1,565)	(3,807)	(1,360)
Income before loss on equity method investment	5,218	3,912	8,302	4,445
Loss from equity method investment	(74)	(25)	(87)	(38)
Net income attributable to American Vanguard	$5,144	$3,887	$8,215	$4,407
Earnings per common share—basic	$.17	$.13	$.28	$.15
Earnings per common share—assuming dilution	$.17	$.13	$.27	$.15
Weighted average shares outstanding—basic	29,930	29,413	29,834	29,350
Weighted average shares outstanding—assuming dilution	30,499	29,854	30,511	29,904

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,144	$3,887	$8,215	$4,407
Comprehensive income:
Foreign currency translation adjustment	2,914	324	411	(8,739)
Comprehensive income (loss)	$8,058	$4,211	$8,626	$(4,332)

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$19,559	$15,923
Receivables:
Trade, net of allowance for doubtful accounts of $4,138 and $3,297, respectively	152,031	130,029
Other	10,766	8,444
Total receivables, net	162,797	138,473
Inventories, net	175,151	163,784
Prepaid expenses	13,896	10,499
Income taxes receivable	1,679	3,046
Total current assets	373,082	331,725
Property, plant and equipment, net	66,533	65,382
Operating lease right-of-use assets	21,601	12,198
Intangible assets, net of amortization	195,655	197,514
Goodwill	48,154	52,108
Other assets	27,678	18,602
Deferred income tax assets, net	2,739	2,764
Total assets	$735,442	$680,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$1,629	$2,647
Accounts payable	65,073	59,253
Deferred revenue	13,205	43,611
Accrued program costs	64,534	45,441
Accrued expenses and other payables	17,441	16,184
Operating lease liabilities, current	3,993	4,188
Total current liabilities	165,875	171,324
Long-term debt, net of deferred loan fees	149,378	107,442
Operating lease liabilities, long-term	17,655	8,177
Other liabilities, excluding current installments	8,209	9,054
Deferred income tax liabilities	24,954	23,560
Total liabilities	366,071	319,557
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 34,261,651 shares at June 30, 2021 and 33,922,433 shares at December 31, 2020	3,428	3,394
Additional paid-in capital	97,813	96,642
Accumulated other comprehensive loss	(8,911)	(9,322)
Retained earnings	295,201	288,182
	387,531	378,896
Less treasury stock at cost, 3,061,040 shares at June 30, 2021 and December 31, 2020	(18,160)	(18,160)
Total stockholders’ equity	369,371	360,736
Total liabilities and stockholders' equity	$735,442	$680,293

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three- and Six-Months Ended June 30, 2021

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2020	33,922,433	$3,394	$96,642	$(9,322)	$288,182	3,061,040	$(18,160)	$360,736
Common stock issued under ESPP	25,120	2	338	—	—	—	—	340
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(596)	—	—	(596)
Foreign currency translation adjustment, net	—	—	—	(2,503)	—	—	—	(2,503)
Stock-based compensation	—	—	1,792	—	—	—	—	1,792
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(73,231)	(7)	(2,787)	—	—	—	—	(2,794)
Net income	—	—	—	—	3,071	—	—	3,071
Balance, March 31, 2021	33,874,322	3,389	95,985	(11,825)	290,657	3,061,040	(18,160)	360,046
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(600)	—	—	(600)
Foreign currency translation adjustment, net	—	—	—	2,914	—	—	—	2,914
Stock-based compensation	—	—	1,806	—	—	—	—	1,806
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	387,329	39	22	—	—	—	—	61
Net income	—	—	—	—	5,144	—	—	5,144
Balance, June 30, 2021	34,261,651	$3,428	$97,813	$(8,911)	$295,201	3,061,040	$(18,160)	$369,371

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three- and Six-Months Ended June 30, 2020

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, December 31, 2019	33,233,614	$3,324	$90,572	$(5,698)	$274,118	3,061,040	$(18,160)	$344,156
Common stock issued under ESPP	22,776	2	350	—	—	—	—	352
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment, net	—	—	—	(9,063)	—	—	—	(9,063)
Stock-based compensation	—	—	1,357	—	—	—	—	1,357
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(67,969)	(7)	(2,522)	—	—	—	—	(2,529)
Net income	—	—	—	—	520	—	—	520
Balance, March 31, 2020	33,188,421	3,319	89,757	(14,761)	274,052	3,061,040	(18,160)	334,207
Foreign currency translation adjustment, net	—	—	—	324	—	—	—	324
Stock-based compensation	—	—	1,188	—	—	—	—	1,188
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	40,657	5	49	—	—	—	—	54
Net income	—	—	—	—	3,887	—	—	3,887
Balance, June 30, 2020	33,229,078	$3,324	$90,994	$(14,437)	$277,939	3,061,040	$(18,160)	$339,660

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$8,215	$4,407
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	10,697	9,665
Amortization of other long-term assets	2,044	1,965
Accretion of discounted liabilities	(9)	7
Amortization of deferred loan fees	162	139
Provision for bad debts	945	392
Loan principal and interest forgiveness	(672)	—
Adjustment to contingent consideration	1,014	—
Stock-based compensation	3,598	2,545
Change in deferred income taxes	(353)	(1,562)
Change in fair value of an equity investment	(771)	—
Net foreign currency adjustments	(147)	594
Loss from equity method investment	87	38
Adjustment to bargain purchase gain on business acquisition	121	—
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(25,317)	16,421
Increase in inventories	(11,464)	(21,706)
Increase in prepaid expenses and other assets	(3,696)	(2,297)
Decrease in income tax receivable	1,374	899
(Decrease) increase in net operating lease liability	(120)	7
Increase (decrease) in accounts payable	6,190	(12,351)
Decrease in deferred revenue	(30,407)	(2,431)
Increase in accrued program costs	19,098	12,577
Increase (decrease) in other payables and accrued expenses	507	(2,394)
Net cash (used in) provided by operating activities	(18,904)	6,915
Cash flows from investing activities:
Capital expenditures	(5,075)	(6,386)
Acquisition of product line	(10,000)	—
Intangible assets	(241)	(3,889)
Investments	(184)	(1,190)
Net cash used in investing activities	(15,500)	(11,465)
Cash flows from financing activities:
Net borrowings under line of credit agreement	41,774	10,502
Payment of contingent consideration	(250)	(1,227)
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(2,393)	(2,123)
Payment of cash dividends	(1,189)	(1,168)
Net cash provided by financing activities	37,942	5,984
Net increase in cash and cash equivalents	3,538	1,434
Effect of exchange rate changes on cash and cash equivalents	98	585
Cash and cash equivalents at beginning of period	15,923	6,581
Cash and cash equivalents at end of period	$19,559	$8,600
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,873	$2,902
Income taxes, net	$2,757	$1,901
Non-cash transactions:
ROU assets exchanged for lease liabilities	$12,067	$1,502

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited Condensed Consolidated Financial Statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the Condensed Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Since the start of the coronavirus pandemic early in 2020, the Company has made sustained efforts to ensure the health and safety of the workforce while ensuring continuity of the business, which, under applicable federal guidelines (https://ww.cisa.gov) is part of the nation’s critical infrastructure (as part of the “Food and Agriculture,” “Chemical” and “Public Works and Infrastructure Support Services” sectors). In the workplace, the Company has designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptoms or may have been in contact with those who have. Further, the Company keeps current with local, state, federal and international laws and restrictions that could affect the business and provide real-time information to the workforce. The Company has also prepared contingency plans to permit the continued operation of its factories, in the event that there are critical staffing issues due to attrition. Further, the Company continuously monitors supply chain, transport, logistics and border closures and has reached out to third parties to make clear that the Company is continuing to operate, and that it has its own policies relating to health and is committed to compliance with COVID-19 policies of its business partners.

As has been the case with many other employers, since the start of 2021, the Company has encouraged its workforce to receive vaccinations against COVID-19 through various means, including incentive programs. However, new variants, particularly the Delta variant, have engendered a resurgence of the virus in many regions particularly among the unvaccinated. In the midst of changing conditions, the Company has nevertheless been able to manage its business with minimal impact during the three- and six-month periods ended June 30, 2021, and 2020.

Looking forward, the Company is unable to predict the ultimate impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience since the start of the pandemic, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

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

Finance leases are immaterial to the accompanying Condensed Consolidated Financial Statements. There were no lease transactions with related parties as of and for the three- and six-month periods presented in the table below.

The operating lease expense for the three months ended June 30, 2021, and 2020, was $1,442 and $1,396, respectively, and $2,896 and $2,791 for the six months ended June 30, 2021 and 2020, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$1,546	$1,382	$3,011	$2,778
ROU assets obtained in exchange for new liabilities	$11,691	$677	$12,067	$1,502

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2021 were as follows:

Weighted-average remaining lease term (in years)	7.58
Weighted-average discount rate	4.08%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 were as follows:

2021 (excluding six months ended June 30, 2021)	$2,345
2022	4,374
2023	3,421
2024	2,627
2025	2,332
Thereafter	10,350
Total lease payments	25,449
Less: imputed interest	3,801
Total	$21,648
Amounts recognized in the Condensed Consolidated Balance Sheets:
Operating lease liabilities, current	$3,993
Operating lease liabilities, long-term	$17,655

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
U.S. crop	$62,575	$44,670	$117,330	$95,032
U.S. non-crop	21,488	13,872	38,941	24,865
Total U.S.	84,063	58,542	156,271	119,897
International	50,547	46,013	94,494	80,620
Total net sales:	$134,610	$104,555	$250,765	$200,517
Timing of revenue recognition:
Goods and services transferred at a point in time	$134,493	$103,846	$250,464	$199,622
Goods and services transferred over time	117	709	301	895
Total net sales:	$134,610	$104,555	$250,765	$200,517

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

	June 30, 2021	December 31, 2020
Contract assets	4,600	3,200
Deferred revenue	13,205	43,611

Revenue recognized for the three- and six-months ended June 30, 2021, that was included in deferred revenue at the beginning of 2021 were $19,111 and $30,406, respectively.

4. Property, Plant and Equipment — Property, plant and equipment at June 30, 2021 and December 31, 2020 consists of the following:

	June 30, 2021	December 31, 2020
Land	$2,756	$2,756
Buildings and improvements	20,057	19,786
Machinery and equipment	127,605	124,199
Office furniture, fixtures and equipment	10,002	7,403
Automotive equipment	1,979	1,747
Construction in progress	8,568	10,392
Total gross value	170,967	166,283
Less accumulated depreciation	(104,434)	(100,901)
Total net value	$66,533	$65,382

The Company recognized depreciation expense related to property, plant and equipment of $1,673 and $1,839 for the three months ended June 30, 2021, and 2020, respectively. During the three months ended June 30, 2021, the Company eliminated $249 from such assets and accumulated depreciation of fully depreciated assets. During the three months ended June 30, 2020, the Company eliminated $283 from such assets and accumulated depreciation of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $3,844 and $3,356 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, and 2020, the Company eliminated from such assets and accumulated depreciation $311 and $396, respectively, of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories consist of the following:

	June 30, 2021	December 31, 2020
Finished products	$156,170	$149,415
Raw materials	18,981	14,369
	$175,151	$163,784

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended June 30,
	2021	2020	Change	% Change
Net sales:
U.S. crop	$62,575	$44,670	$17,905	40%
U.S. non-crop	21,488	13,872	7,616	55%
U.S. total	84,063	58,542	25,521	44%
International	50,547	46,013	4,534	10%
Net sales:	$134,610	$104,555	$30,055	29%
Gross profit:
U.S. crop	$26,805	$21,758	$5,047	23%
U.S. non-crop	9,782	7,029	2,753	39%
U.S. total	36,587	28,787	7,800	27%
International	15,552	11,519	4,033	35%
Total gross profit:	$52,139	$40,306	$11,833	29%

	For the six months ended June 30,
	2021	2020	Change	% Change
Net sales:
U.S. crop	$117,330	$95,032	$22,298	23%
U.S. non-crop	38,941	24,865	14,076	57%
U.S. total	156,271	119,897	36,374	30%
International	94,494	80,620	13,874	17%
Net sales:	$250,765	$200,517	$50,248	25%
Gross profit:
U.S. crop	$48,076	$46,003	$2,073	5%
U.S. non-crop	19,165	11,748	7,417	63%
U.S. total	67,241	57,751	9,490	16%
International	30,029	20,936	9,093	43%
Total gross profit:	$97,270	$78,687	$18,583	24%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management reviews individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with support from financial analysts, reviews the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are then reviewed with executive management for final approval. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and six-months ended June 30, 2021, and 2020, respectively.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 8, 2021	June 24, 2021	July 8, 2021	$0.020	$600
March 10, 2021	March 15, 2021	April 15, 2021	$0.020	$596
December 7, 2020	December 23, 2020	January 6, 2021	$0.020	$593
March 9, 2020	March 26, 2020	April 16, 2020	$0.020	$586
December 9, 2019	December 26, 2019	January 9, 2020	$0.020	$582

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to AVD	$5,144	$3,887	$8,215	$4,407
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,930	29,413	29,834	29,350
Dilutive effect of stock options and grants	569	441	677	554
	30,499	29,854	30,511	29,904

For the three- and six-months ended June 30, 2021, and 2020, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. The Company has no short-term debt as of June 30, 2021 and December 31, 2020.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2021	December 31, 2020
Revolving line of credit	$149,700	$107,900
Deferred loan fees	(322)	(458)
Net long-term debt	$149,378	$107,442

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years and is the syndication manager for the Company’s loans.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Borrower Agent, and (including the Company and AMVAC BV), as  Borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as administrative agent, documentation agent, syndication agent, collateral agent, sole lead arranger and book runner, on the other hand. The Credit Agreement, consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and a maturity date of August 5, 2026. The Credit Agreement amends and restates the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two; namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of September 30, 2024, and a Fixed Charge Coverage Ratio of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50 million no longer require Agent consent. In light of the maturity date of the Credit Agreement, the Company classifies its revolving line of credit as a non-current liability on the Condensed Consolidated Balance Sheets as of June 30, 2021.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for LIBOR Revolver Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each calendar quarter and the maturity date. The interest rate on June 30, 2021 was 2.50%.

At June 30, 2021, the Company was compliant with all covenants to its then current credit agreement. Also, at June 30, 2021, the Company’s total Funded Debt amounted to $149,700. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement) amounted to $59,030, which results in a leverage ratio of 2.54, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. At June 30, 2021, the Company has the capacity to increase its borrowings by up to $56,906, according to the terms thereof. This compares to an available borrowing capacity of $49,420 as of June 30, 2020. At December 31, 2020, the Company had borrowing capacity of $86,736. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

One of our recent acquisitions, Agrinos, had an existing Paycheck Protection Program (PPP) loan in the amount of $705 as of the date it was acquired (October 2, 2020), of which $667 in principal and $5 in interest was forgiven by the Small Business Administration on January 7, 2021. Agrinos repaid the remaining outstanding balance on the same day. As a result, the PPP loan was extinguished on January 7, 2021 and the total amount forgiven of $672 was recorded as other income in the Company’s Condensed Consolidated Statement of Operations and represents a non-cash financing activity on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021.

11. Reclassifications — Certain items may have been reclassified in the prior period Condensed Consolidated Financial Statements to conform with the June 30, 2021, presentation.

12. Comprehensive Income (Loss) — Total comprehensive income (loss) includes, in addition to net income, changes in equity that are excluded from the Condensed Consolidated Statement of Operations and are recorded directly into a separate section of stockholders’ equity on the Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2021, and 2020, total comprehensive income (loss) consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2021
Restricted Stock	$1,167	$2,223	$9,734	2.2
Unrestricted Stock	107	217	367	0.9
Performance-Based Restricted Stock	532	1,158	4,186	2.1
Total	$1,806	$3,598	$14,287

June 30, 2020
Restricted Stock	$702	$1,478	$3,861	1.5
Unrestricted Stock	118	241	403	0.9
Performance-Based Restricted Stock	368	826	1,873	1.5
Total	$1,188	$2,545	$6,137

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and six-months ended June 30, 2021, and 2020.

Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three- and six-months ended June 30, 2021, and 2020 is presented below:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	820,624	$16.64	719,845	$17.67
Granted	—	—	4,185	18.63
Vested	(197,615)	19.91	(213,781)	16.18
Forfeited	(11,580)	16.95	(14,715)	18.08
Nonvested shares at March 31st	611,429	15.57	495,534	18.31
Granted	289,757	20.10	43,168	13.45
Vested	(30,112)	16.72	(37,958)	13.88
Forfeited	(11,231)	16.60	(8,221)	18.64
Nonvested shares at June 30th	859,843	$17.04	492,523	$18.22

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three- and six-months ended June 30, 2021, and 2020, respectively is presented below:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	391,771	$16.26	345,432	$16.92
Additional granted based on performance achievement	71,180	20.53	76,445	16.56
Vested	(175,087)	19.78	(184,785)	15.87
Forfeited	(505)	19.26	(3,759)	17.23
Nonvested shares at March 31st	287,359	15.16	233,333	17.63
Granted	102,043	20.03	—	—
Forfeited	—	—	(2,268)	18.00
Nonvested shares at June 30th	389,402	$16.44	231,065	$17.63

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three- and six-months ended June 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	123,087	$11.48
Options exercised	(5,838)	11.49
Balance outstanding, March 31, 2021	117,249	11.48
Options exercised	(8,826)	11.35
Balance outstanding, June 30, 2021	108,423	$11.49

All the incentive stock options outstanding as of June 30, 2021, have an exercise price per share of $11.49 and a remaining life of 42 months.

Activity for the three- and six-months ended June 30, 2020:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	332,823	$9.14
Options exercised	(15,836)	8.83
Balance outstanding, March 31, 2020	316,987	9.16
Options exercised	(9,291)	8.27
Balance outstanding, June 30, 2020	307,696	$9.18

 Performance Incentive Stock Option Plan

Activity for the three- and six-months ended June 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	114,658	$11.49
Options exercised	—	—
Balance outstanding, March 31, 2021 and June 30, 2021	114,658	$11.49

Activity for the three- and six-months ended June 30, 2020:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	120,782	$11.49
Options exercised	(3,035)	11.49
Balance outstanding, March 31, 2020 and June 30, 2020	117,747	$11.49

All the performance incentive stock options outstanding as of June 30, 2021, have an exercise price per share of $11.49 and a remaining life of 42 months.

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2020, except as described below.

EPA FIFRA/RCRA Matter.  On November 10, 2016, the Company was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide in substantially empty, closed containers. The Company retained defense counsel to assist in responding to the subpoena and otherwise defending the Company’s interests. AMVAC is cooperating in the investigation.

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the Environmental Protection Agency (“EPA”) in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified for the Company as well as for the individual target, evidence that it contends supports alleged violations with respect to both the Company and the individual target. The Company is evaluating the legal and factual issues raised by the government (which do not include any allegations of harm to human health or the environment) and is engaged in discussions with DOJ regarding possible resolution.

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

	Six months ended June 30, 2021	Six months ended June 30, 2020
Balance, December 31	$2,468	$1,243
Purchase price adjustment	(955)	—
Fair value adjustment	1,014	—
Payments on existing obligations	(250)	(1,227)
Accretion of discounted liabilities	(11)	—
Foreign exchange effect	(150)	(16)
Balance, June 30	$2,116	$—

	Three months ended June 30, 2021	Six months ended June 30, 2020
Balance, March 31	$2,205	$—
Purchase price adjustment	(955)	—
Fair value adjustment	1,014	—
Accretion of discounted liabilities	(27)	—
Foreign exchange effect	(121)	—
Balance, June 30	$2,116	$—

The purchase price adjustment is the result of a measurement-period adjustment and represents a non-cash investing activity in the Condensed Consolidated Statements of Operations. The fair value adjustment is included in operating expenses and the accretion of discounted liabilities is included in interest expense, net, on the Condensed Consolidated Statements of Operations. The foreign exchange effect is included in foreign currency translation adjustment on the Condensed Consolidated Statements of Comprehensive Income (Loss).

17. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2020	$(9,322)
FX translation	(2,503)
Balance, March 31, 2021	(11,825)
FX translation	2,914
Balance, June 30, 2021	$(8,911)

Balance, December 31, 2019	$(5,698)
FX translation	(9,063)
Balance, March 31, 2020	(14,761)
FX translation	324
Balance, June 30, 2020	$(14,437)

18. Equity Method Investment — On August 2, 2016, AMVAC BV entered into a joint venture with Huifeng (Hong Kong) Ltd, which is a wholly owned subsidiary of the Huifeng Group. The resulting entity, Hong Kong JV, focused on activities such as market access and technology transfer between the two members. AMVAC BV is a 50% owner of the entity. No material contributions were made subsequent to the initial investment. On June 27, 2017, both AMVAC BV and Huifeng (Hong Kong) Ltd. made individual capital contributions of $950 to the Hong Kong JV. The Company utilizes the equity method of accounting with respect to this investment. On July 7, 2017, the Hong Kong JV purchased the shares of Profeng Australia, Pty Ltd. (“Profeng”), for a total consideration of $1,900. The purchase consists of Profeng Australia, Pty Ltd Trustee and Profeng Australia Unit Trust. Both Trust and Trustee were previously owned by Huifeng (via its wholly owned subsidiary Huifeng (Hong Kong) Ltd).

For the three- and six-months ended June 30, 2021, the Company recognized losses of $74 and $87, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. For the three- and six-months ended June 30, 2020, the Company recognized losses of $25 and $38, respectively. The Company’s investment in this joint venture amounted to $301 and $475, respectively at June 30, 2021, and 2020, and is included in other assets on the Condensed Consolidated Balance Sheets.

19. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”) in the amount of $3,283. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2021, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three- and six-months ended June 30, 2021, and 2020.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $2,678 as of June 30, 2021. The Company recorded a loss in the amount of $295 for the three months ended June 30, 2021, and recorded a gain of $771 for the six months ended June 30, 2021. The Company recorded a gain in the amount of $24 for the three- and six-months ended June 30, 2020.

20. Income Taxes —Income tax expense was $2,445 and $1,565 for the three months ended June 30, 2021, and 2020, respectively. The effective tax rate for the quarter was 31.9% and 28.6% for the three months ended June 30, 2021 and 2020, respectively.  Income tax expense was $3,807 and $1,360 for the six months ended June 30, 2021, and 2020, respectively. The effective tax rate for the six months ended June 30, 2021, and 2020 was 31.4% and 23.4%, respectively. The rate has increased compared to prior years reflecting mix of income in different jurisdictions. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

For the three- and six-months ended June 30, 2021 and 2020, the Company benefited from the tax impact of the vesting of certain stock grants.  Additionally, for the same period in 2020, the Company benefited from a discrete income tax benefit as the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion.

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

21. Product and Business Acquisitions — The Company did not complete any acquisitions during the three- and six-months ended June 30, 2021, and 2020. However, the Company made a payment in the amount of $10,000 in June 2021 for the acquisition of a product line. The Company obtained control over the product line on July 1, 2021 and the acquisition will be accounted for as an asset acquisition in Q3 2021. The $10,000 is included in other assets on the Condensed Consolidated Balance Sheets.

During the year ended December 31, 2020, the Company completed two acquisitions in exchange for a total cash consideration at closing of $19,342, which was net of cash acquired of $1,970, and contingent consideration of $1,052, and the settlement of a net asset adjustment of $623. In addition, the Company assumed liabilities of $11,616 and recognized a bargain purchase gain in the amount of $4,536. The total asset value of $37,169 was preliminarily allocated as follows: product rights $8,577, trade names $351, distribution agreements $3,584, customer relationships $386, goodwill $4,618, working capital and fixed assets $19,653. During the six months ended June 30, 2021, the Company recorded an adjustment to reduce the bargain purchase gain by the amount of $121 with a corresponding adjustment to working capital. Further, the Company recorded the following adjustments included in the preliminary allocation during the six months ended June 30, 2021: decrease in contingent consideration $955, increase in product registrations and product rights $1,932, increase in distribution agreements $3,584, decrease in trade name and trademarks $843, decrease in customer relationships and customer lists $246, decrease in goodwill $4,054, and an increase in income tax liabilities $1,328.

The purchase price allocation for both acquisitions is preliminary with respect to the valuation of contingent consideration, intangibles, property, plant and equipment, income taxes and certain other working capital items, as the Company is still in the process of gathering additional information and the determination of the respective fair values.

On October 2, 2020, the Company completed the acquisition of all outstanding stock of the Agrinos Group Companies (Agrinos), except for Agrinos AS. Agrinos has operating entities in the U.S., Mexico, India, Brazil, China, Ukraine, and Spain. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. At closing, the Company paid cash consideration of $3,125, which was net of cash acquired of $1,813, and liabilities assumed of $4,963, including liabilities of $595 related to income tax matters. The acquisition was accounted for as a business combination and resulted in a preliminary bargain purchase gain of $4,536 (including a reduction of $121 recorded during the six months ended June 30, 2021). The total asset value of $12,624 has been preliminarily allocated as follows: working capital $7,370 (including trade receivables of $2,262), property, plant and equipment of $5,004, and intangible assets of $250. Agrinos was acquired out of bankruptcy. This provided the Company with an opportunity to acquire Agrinos at an advantageous purchase price which was below the preliminary fair value of Agrinos’ net assets acquired resulting in the above-mentioned bargain purchase gain.

On October 8, 2020, the Company completed the acquisition of all outstanding stock of AgNova Technologies Pty Ltd (“AgNova”). AgNova is an Australian entity that sources, develops, and distributes specialty crop protection and production solutions for agricultural and horticultural producers, and for selected non-crop users. At closing, the Company paid cash consideration of $16,217, which was net of cash acquired of $157, contingent consideration dependent on certain financial results of $1,052, the settlement of a net asset adjustment of $623, and liabilities assumed of $6,653, including liabilities of $3,857 related to income tax matters. The fair value of the contingent consideration of $1,052 was estimated using a Monte Carlo Simulation. The acquisition was accounted for as a business combination and the total asset value of $24,545 has been preliminarily allocated as follows: product registrations and product rights $8,327, distribution agreements $3,584, trade names and trademarks $351, customer relationships and customer lists $386, goodwill $4,618, which is non-deductible for tax purposes, working capital $7,206, including trade receivables of $1,508, and equipment $73. The preliminary allocation includes the following adjustments recorded during the six months ended June 30, 2021, that were made based on a preliminary valuation report: decrease in contingent consideration $955, increase in product registrations and product rights $1,932, increase in distribution agreements $3,584, decrease in trade name and trademarks $843, decrease in customer relationships and customer lists $246, decrease in goodwill $4,054, and an increase in income tax liabilities $1,328.

22. Foreign Currency — The Company recorded net foreign currency transaction gains in the amount of $738 and losses of $291 during the three months ended June 30, 2021, and 2020, respectively, included in operating expenses on the Condensed Consolidated Financial Statements. The Company incurred net foreign currency transaction losses in the amount of $465 and $1,128 during the six months ended June 30, 2021, and 2020, respectively, included in operating expenses on the Condensed Consolidated Financial Statements.

23. Subsequent Events — The Company made a payment in the amount of $10,000 in June 2021 for the acquisition of a product line and obtained control over the related assets on July 1, 2021. Please refer to Note 21 for further details.

The Company executed an amendment related to its Credit Agreement on August 5, 2021. Please refer to Note 10 for the terms of the Credit Agreement.

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

MANAGEMENT OVERVIEW

The Company’s Operations in the Context of the COVID-19 Pandemic

Since the start of the coronavirus pandemic early in 2020, the company has made sustained efforts to maintain the health and safety of the workforce while ensuring continuity of the business, which, under applicable federal guidelines (https://ww.cisa.gov) is part of the nation’s critical infrastructure (as part of the “Food and Agriculture,” “Chemical” and “Public Works and Infrastructure Support Services” sectors). In the workplace, we have designed and implemented protocols for social distancing, made provisions for the workforce to work remotely where possible, and established quarantine policies for those who present COVID-like symptoms or may have been in contact with those who have. Further, we keep current with local, state, federal and international laws and restrictions that could affect the business and provide real-time information to the workforce. We have also prepared contingency plans to permit the continued operation of our factories, in the event that there are critical staffing issues. Further, we continuously monitor supply chain, transportation, logistics and border closures and have reached out to third parties to make clear that we are continuing to operate, that we have our own policies relating to health and that we are committed to compliance with COVID-19 policies of our business partners.

As has been the case with many other employers, since the start of 2021, we have encouraged our workforce to receive vaccinations against COVID-19 through various means, including incentive programs. However, new variants, particularly the Delta variant, have engendered a resurgence of the virus in many regions particularly among the unvaccinated. In the midst of changing conditions, we have nevertheless been able to manage our business with minimal impact during the reporting period.

Looking forward, the Company is unable to predict the ultimate impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience since the start of the pandemic, cannot be predicted with certainty. The Company continues to monitor its business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, demand, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

Three Months Ended June 30, 2021 and 2020:

Overview of the Company’s Performance

The second quarter of 2020 began with a degree of hesitation in our markets, as buyers and sellers  monitored the durability of the critical infrastructure, including supply chain, transportation and manufacturing. Over the course of that quarter, companies such as ours adapted to social restrictions, gained greater confidence and resumed business activity in a more normalized way. Shifting our focus to 2021, our industry has seen significant improvements in commodity pricing that has been coincident with considerable progress in vaccination campaigns and reductions in social restrictions. In a sense, to date, 2021 has been commonly seen as a year of recovery from the pandemic. Following a comparatively strong first quarter of 2021, the Company has continued that trend into the second quarter of 2021, during which net sales increased by 29% ($134,610 as compared to $104,555 in second quarter of 2020) and net income increased by 32% ($5,144 as compared to $3,887 in the comparable period of 2020).

On a consolidated basis, domestic sales rose 44% and international sales increased 10%, resulting in an overall net sales improvement of about 29%. Cost of sales increased by 28%, primarily due to the volume growth in sales, the variability in mix of sales and changes in overall factory performance including the new factories acquired as part of the acquisition of the Agrinos Group at the end of 2020. Cost of sales were 61% of sales in both 2021 and 2020. These factors, taken together, yielded a 28% increase in gross profit (to $52,139 from $40,306 in the comparable quarter of 2020). Net cost of our manufacturing activity was impacted by a slow down to accommodate required mechanical integrity inspection activity in Axis, the start-up of the PCNB unit in Los Angeles and the addition of biological fermentation facilities acquired with the Agrinos businesses. Average gross margin percent for the second quarter of 2021 remained level with that of the same period in 2020 at 39% of sales.

Operating expenses on an absolute basis increased by about 28%, as compared to the comparable quarter (to $43,080 from $33,579), and remained flat as a percent of net sales at 32% for the 3-month period ended June 30, 2021, as compared to the same period of 2020. Operating profit for the period rose 33% (to $8,971 from $6,727), driven by a slightly higher concurrent sales increase. During the quarter, interest expense decreased by 20%, in comparison to the same period of the prior year, driven by cash generated over the last year and a slight improvement in the effective interest rate. Income taxes increased by 48%, as a result of both higher pre-tax income and a slightly higher effective tax rate (32% as compared to 29% in the comparable period of 2020). These factors yielded net income for the period of $5,144, which was 32% higher than that of the same quarter in 2020. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2021 and 2020:

	2021	2020	Change	% Change
Net sales:
U.S. crop	$62,575	$44,670	$17,905	40%
U.S. non-crop	21,488	13,872	7,616	55%
Total U.S.	84,063	58,542	25,521	44%
International	50,547	46,013	4,534	10%
Total net sales:	$134,610	$104,555	$30,055	29%
Cost of sales:
U.S. crop	$35,770	$22,912	$12,858	56%
U.S. non-crop	11,706	6,843	4,863	71%
Total U.S.	47,476	29,755	17,721	60%
International	34,995	34,494	501	1%
Total cost of sales:	$82,471	$64,249	$18,222	28%
Gross profit:
U.S. crop	$26,805	$21,758	$5,047	23%
U.S. non-crop	9,782	7,029	2,753	39%
Total U.S.	36,587	28,787	7,800	27%
International	15,552	11,519	4,033	35%
Total gross profit	$52,139	$40,306	$11,833	29%
Gross margin:
U.S. crop	43%	49%
U.S. non-crop	46%	51%
Total U.S.	44%	49%
International	31%	25%
Total gross margin	39%	39%

Our domestic crop business recorded net sales that were over 40% higher than those of the second quarter 2020 ($62,575 as compared to $44,670). Rising crop commodity prices prompted growers and retailers to increase their purchases of crop protection inputs. In corn, sales of our leading soil insecticide Aztec® and our Impact® post emergent herbicide brands drove a 39% year-over-year increase in these key products. Among other granular soil insecticides, Thimet®, used in peanuts and sugar cane, increased by 8% as compared to the prior year. Sales of our soybean products were flat, as compared to the same quarter in 2020. Fueled by renewed potato demand as pandemic restrictions on restaurants and schools eased, sales of our soil fumigants grew significantly. With respect to cotton products, sales of our Bidrin® foliar insecticide doubled during the period with improved weather conditions and higher insect pressure. Similarly, we experienced increased demand for our Folex® harvest defoliant due largely to higher cotton prices and increased harvestable acreage in West Texas. In general, most of our products sold into the U.S. crop sector either equaled or exceeded their sales performance of the second quarter of 2020.

Cost of sales within the domestic crop business increased significantly both as a result of the increased volumes just discussed, a different mix of sales and increased net factory costs. This generated an increase of 23% in gross profit (to $26,805 from $21,758 in the first quarter of 2020).

Within our domestic non-crop business, net sales increased by 55% (to $21,488 from $13,872) quarter-over-quarter. Sales of our Dibrom® mosquito adulticide sales grew significantly in the second quarter, influenced by timing shifts in customer procurement, as the distribution channel prepared to respond to the 2021 hurricane and tropical storm season being forecast by National Oceanic and Atmospheric Administration. Our pest strips business sales grew by more than 56%, as consumer and commercial demand improved with the relaxation of pandemic restrictions. In addition, royalty and license fees for our Envance proprietary solutions reflected a steady stream of payments from Proctor & Gamble for the formulations that are used in their Zevo® consumer pest spray brand. We recorded more than a 27% improvement in net sales from our OHP nursery and ornamental business as demand for ornament and decorative plants stayed strong across the U.S.

Cost of sales within the domestic non-crop business grew to $11,706, as compared to $6,843 in the prior quarter. This increase was due largely to volume and mix of sales and increased net factory cost, caused by a slower than expected start-up of our PCNB manufacturing cell at the Los Angeles facility and mechanical integrity inspection activity at the Axis site. Gross profit for domestic non-crop increased by 39% (to $9,782 from $7,029 in 2020).

Net sales of our international businesses rose by about 10% during the period (to $50,547 in 2021 from $46,013 in 2020). Newly acquired businesses contributed to this result. With more favorable weather conditions and the addition of our recently acquired AgNova business, we experienced a 3-fold sales increase from our Australian business. The addition of the Agrinos biological products business also contributed incrementally to international sales in China and India. Further, Mexico posted strongly improved sales with stable demand for granular insecticides and very strong demand for our bromacil herbicides, and soil fumigants for use in a number of high-value vegetable crops. While we experienced a decline in European sales of our Mocap and Nemacur granular soil insecticides, as a result of regulatory action last year, in Brazil net sales increased sharply with the recovery of the agricultural sector following the height of the pandemic. Finally, our businesses in Central America reported increases in sales, as AgriCenter successfully overcame supply and logistical difficulties arising from the pandemic.

The cost of sales in our international business was flat, quarter-over-quarter, while gross profit rose by 35% (to $15,552 from $11,519) due in part to a concerted effort to market higher margin products in Central America, greater supply availability of certain herbicide products in Mexico and the addition of biological products from newly acquired businesses.

On a consolidated basis, gross profit for the second quarter of 2021 increased by 29% (to $52,139 from $40,306 in 2020). As mentioned above, despite some increased net factory cost, gross margins remained level at 39% in the second quarter of 2021, as compared to the same period of the prior year.

Operating expenses increased by $9,501 to $43,080 for the three months ended June 30, 2021, as compared to the same period in 2020. The differences in operating expenses by department are as follows:

	2021	2020	Change	% Change
Selling	$11,611	$10,031	$1,580	16%
General and administrative	15,264	10,515	4,749	45%
Research, product development and regulatory	6,929	6,104	825	14%
Freight, delivery and warehousing	9,276	6,929	2,347	34%
	$43,080	$33,579	$9,501	28%

•

Selling expenses increased by $1,580 to end at $11,611 for the three months ended June 30, 2021, as compared to the same period of 2020. The main drivers were the costs associated with the activities from the businesses acquired in the last quarter of 2020, increased labor costs related to inflation and some key staff additions. Further, travel costs increased across our global operating subsidiaries as domestic travel restrictions were lifted during the period.

•

General and administrative expenses increased by $4,749 to end at $15,264 for the three months ended June 30, 2021, as compared to the same period of 2020. The main drivers were the costs associated with the addition of the entities acquired in the final quarter of 2020, the increase in short-term and long-term incentive compensation of $1,858, reflecting improved financial performance, additional legal expenses of $996 largely arising from the Department of Justice investigation, and an increase in bad debt expenses of $107. Finally, we recorded an expense of $1,014 related to the adjustment to the fair value of contingent consideration associated with an acquisition made in the final quarter of 2020.

•

Research, product development costs and regulatory expenses increased by $825 to end at $6,929 for the three months ended June 30, 2021, as compared to the same period of 2020. The main drivers were the addition of new activities associated with acquired entities, general inflation in labor costs including the addition of some key technical headcount and in our product defense and product development costs relating to the commercialization of our SIMPAS delivery system.

•

Freight, delivery and warehousing costs for the three months ended June 30, 2021, were $9,276 or 6.9% of sales as compared to $6,929 or 6.6% of sales for the same period in 2020. This change was primarily driven by the mix of product shipped and associated delivery charges, which are up over 500% in some instances during the period.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. During the three months ended June 30, 2021, and 2020, the Company recorded a (decrease) increase in fair value in the amount of $(295) and $24, respectively. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

Interest costs net of capitalized interest were $1,013 in the three months ended June 30, 2021, as compared to $1,274 in the same period of 2020.  Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$163,140	$984	2.4%	$185,989	$1,248	2.7%
Amortization of deferred loan fees	—	80	—	—	80	—
Amortization of other deferred liabilities	—	(25)	—	—	3	—
Other interest (income) expense	—	39	—	—	26	—
Subtotal	163,140	1,078	2.6%	185,989	1,357	2.9%
Capitalized interest	—	(65)	—	—	(83)	—
Total	$163,140	$1,013	2.5%	$185,989	$1,274	2.7%

The Company’s average overall debt for the three months ended June 30, 2021 was $163,140, as compared to $185,989 for the three months ended June 30, 2020. Our borrowings in the three months ended June 30, 2021, were lower mainly due to cash generated over the last 12 months, used to pay down debt, partially offset by the acquisition activity over the same period and the associated investment in expanded working capital. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.4% for the three months ended June 30, 2021, as compared to 2.7% in 2020.

Income tax expense increased by $880 to $2,445 for the three months ended June 30, 2021, as compared to $1,565 for the comparable period in 2020. The effective tax rate for the three months ended June 30, 2021, and 2020, was 31.9% and 28.6%, respectively. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The increase in effective tax rate is primarily driven by the mix of our domestic and international income.

Our net income for the three months ended June 30, 2021, was $5,144 or $0.17 per basic and diluted share, as compared to $3,887 or $0.13 per basic and diluted share in the same quarter of 2020.

Six Months Ended June 30, 2021 and 2020:

Overview of the Company’s Performance

Within the global agricultural industry, the first six months of 2021 were characterized by greater confidence (having just arisen from the worst of the pandemic) and stronger commodity pricing for row crops. Domestic markets within our industry gained strength during the first quarter and continued that trend into the second. Our international businesses, for the most part, enjoyed similar market trends. All told, the Company’s overall operating results for the first six months of 2021 improved considerably over those of the same period of 2020.

On a consolidated basis, with domestic sales up 30% and international sales up by 17%, overall net sales increased by 25% (to $250,765 from $200,517). Cost of sales were up 26% on an absolute basis but remained flat as a percent of net sales at 61%. Factory performance declined during the first half of 2021, as compared to that of 2020. These factors, taken together, yielded an increase in  gross profit, which was up $18,583 or 24% (to $97,270 from $78,687) and remained level when compared to net sales at 39%. In the first half of 2021, while operating expenses rose on an absolute basis by 21%, these costs declined as a percent of net sales to 34% from 35% for the same period of the prior year.

Interest expense declined by 30% as a result of cash generated over the last 12-months, use to pay down debt. Income tax expense increased primarily as a result of stronger financial performance plus an increase in effective tax rate and decreased benefit from discrete items compared to prior year (at 31% as compared to 23% in the prior year). Overall the Company generated increased net income for the period of $8,215 from $4,407 during the first half of the prior year, up 86%. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Six months ended June 30, 2021, and 2020

	2021	2020	Change	% Change
Net sales:
U.S. crop	$117,330	$95,032	$22,298	23%
U.S. non-crop	38,941	24,865	14,076	57%
Total U.S.	156,271	119,897	36,374	30%
International	94,494	80,620	13,874	17%
Total net sales:	$250,765	$200,517	$50,248	25%
Cost of sales:
U.S. crop	$69,254	$49,029	$20,225	41%
U.S. non-crop	19,776	13,117	6,659	51%
Total U.S.	89,030	62,146	26,884	43%
International	64,465	59,684	4,781	8%
Total cost of sales:	$153,495	$121,830	$31,665	26%
Gross profit:
U.S. crop	$48,076	$46,003	$2,073	5%
U.S. non-crop	19,165	11,748	7,417	63%
Total U.S.	67,241	57,751	9,490	16%
International	30,029	20,936	9,093	43%
Total gross profit	$97,270	$78,687	$18,583	24%
Gross margin:
U.S. crop	41%	48%
U.S. non-crop	49%	47%
Total U.S.	43%	48%
International	32%	26%
Total gross margin	39%	39%

Our domestic crop business recorded net sales that were 24% above those of first half of 2020 (to $117,330 from $95,032). Higher crop commodity prices and solid economic recovery alleviated prior concerns about near-term demand and allowed procurement patterns in the domestic market to be elevated as customer consumption increased at every level preparing for the 2021-2022 growing season. In Midwest corn, we posted much higher sales of our key soil insecticides and our post-emergent herbicide Impact, as customers invested to protect their crops from pests such as corn root worm or challenging weeds in order to maximize yield during this time of higher commodity prices.  Sales of our cotton products increased significantly, due primarily to higher commodity prices and favorable weather which provided incremental demand for our Folex harvest defoliant in Texas. Soil fumigant sales also increased, fueled by renewed demand in potatoes and other vegetables resulting from the reopening of restaurants and schools.  Among our many other products, we saw increased sales in virtually every category, including single digit gains for several of our soil insecticides and double-digit growth for some of our most profitable specialty herbicides and growth regulators.

Cost of sales within the domestic crop business increased 41%, as compared to the first six months of 2020, driven by mix changes and a generally weaker factory performance, including the newly acquired Agrinos biological manufacturing facilities. Gross profit rose by 5% (to $48,076 from $46,003).

Our domestic non-crop business recorded a 57% year-over-year increase in net sales (to $38,941 from $24,865). In this category, sales of our Dibrom® mosquito adulticide sales grew significantly, influenced by distribution channel inventory restocking and timing shifts in customer procurement. Demand for commercial pest control products (pest strips, bifenthrin) improved considerably from 2020 pandemic levels. Revenues for our Envance technologies increased significantly when compared to the first half of last year, due primarily to additional license fees and royalties during the first quarter of 2021. Our OHP nursery and ornamental business continued to post increased sales, as demand for homeowner garden and landscape products remained strong throughout the first half of the year. Our GemChem pharmaceutical supply business also grew, benefitting from the rebounding economy.

Cost of sales within the domestic non-crop business increased by 51%, broadly in line with the growth in sales (to $19,776 from $13,117) during the first half of 2021 versus the comparable period in 2020. Gross profit for domestic non-crop increased by 63% (to $19,165 from $11,748 in 2020), consistent with sales growth.

Net sales of our international businesses increased by 17% during the first half of 2021 (to $94,494 in 2021 from $80,620 in 2020). Strong results in Mexico and Australia contributed significantly to this success. Mexico posted improved sales with continuing demand for granular insecticides, bromacil herbicides and soil fumigants for use on high-value vegetable crops. In Australia, the integration of recently acquired AgNova with our existing business in that territory drove sales to five-times previous levels. Sales performance was down slightly in Central America resulting from COVID-19 limitations on in-person sales and marketing efforts, and some instances of unfavorable weather in the region earlier this year. While in Europe, sales of our Mocap® insecticide continued to decline during the phase-out of that product following the cancellation of its registration in the EU. In Canada, we experienced a sharp decline in Assure II sales due to intense first half price competition, and in Brazil, net sales increased sharply in the first half, due to a rebound in the agricultural sector following the height of the pandemic.

Cost of sales in our international business increased by 8% (to $64,465 from $59,684 in 2020) primarily driven by volume growth and mix and foreign currency changes. Gross profit for the international businesses increased by 43% (to $30,029 from $20,936) during the period.

On a consolidated basis, gross profit for the six months of 2021 increased by 24% (to $97,270 from $78,687), as a result of improved sales volumes detailed above. Factory performance, however, declined during the first six months of 2021, as compared to the same period of 2020. Gross margin performance, when expressed as a percentage of sales, remained flat at 39%.

Operating expenses increased by $14,400 to $84,524 for the six-months ended June 30, 2021, as compared to the same period in 2020. The differences in operating expenses by department are as follows:

	2021	2020	Change	% Change
Selling	$22,765	$20,505	$2,260	11%
General and administrative	31,091	23,020	8,071	35%
Research, product development and regulatory	13,545	12,257	1,288	11%
Freight, delivery and warehousing	17,123	14,342	2,781	19%
	$84,524	$70,124	$14,400	21%

•

Selling expenses increased by $2,260 to end at $22,765 for the six months ended June 30, 2021, as compared to the same period of 2020. The main drivers were the costs associated with the activities from the businesses acquired in the last quarter of 2020, increased labor costs related to inflation and some key staff additions. These increased expenses were somewhat offset by the reduction in advertising and promotion costs, the favorable impact of lower foreign currency exchange rates (as they relate to the translation of operating expenses of certain foreign subsidiaries) and decreased travel and entertainment activities across our global operating subsidiaries, as a result of restrictions imposed in response to the COVID-19 pandemic.

•

General and administrative expenses increased by $8,071 to end at $31,091 for the six months ended June 30, 2021, as compared to the same period of 2020. The main drivers were the costs associated with the addition of the entities acquired in the final quarter of 2020, the increase in short-term and long-term incentive compensation of $3,060, additional legal expenses of $1,837 largely arising from the Department of Justice investigation, and increased bad debt expenses of $553. Finally, we recorded an expense of $1,014 related to the adjustment to the fair value of contingent consideration associated with an acquisition made in the final quarter of 2020.

•

Research, product development costs and regulatory expenses increased by $1,288 to end at $13,545 for the six months ended June 30, 2021, as compared to the same period of 2020. The main drivers were increases in our product defense and product development costs from the recently acquired international businesses.

•

Freight, delivery and warehousing costs for the six months ended June 30, 2021 were $17,123 or 6.8% of sales as compared to $14,342 or 7.2% of sales for the same period in 2020. This change reflects increased overall sales offset by a change in the mix of product shipped and associated delivery charges, which are up over 500% in some instances during the period.

During the six months ended June 30, 2021, and 2020, the Company recorded an increase in the fair value of our equity investment in Clean Seed in the amount of $771 and $24, respectively. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

During the six months ended June 30, 2021, a Paycheck Protection Program loan assumed on the acquisition of Agrinos in the fourth quarter of 2020 was fully extinguished with the majority of the balance forgiven and recorded as other income in the Company’s Condensed Consolidated Statements of Operations in the amount of $672.

Interest costs net of capitalized interest were $1,959 in the first six months of 2021, as compared to $2,782 in the same period of 2020. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$144,324	$1,843	2.6%	$175,475	$2,744	3.1%
Amortization of deferred loan fees	—	161	—	—	139	—
Amortization of other deferred liabilities	—	(9)	—	—	6	—
Other interest (income) expense	—	89	—	—	57	—
Subtotal	144,324	2,084	2.9%	175,475	2,946	3.4%
Capitalized interest	—	(125)	—	—	(164)	—
Total	$144,324	$1,959	2.7%	$175,475	$2,782	3.2%

The Company’s average overall debt for the six months ended June 30, 2021, was $144,324, as compared to $175,475 for the six months ended June 30, 2020. During the period, we continued to focus on our usage of revolving debt, while funding working capital for the newly acquired products and businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.6% for the six months ended June 30, 2021, as compared to 3.1% in 2020.

Income tax expense increased by $2,447 to end at $3,807 for the six months ended June 30, 2021, as compared to income tax expense of $1,360 for the comparable period in 2020. The effective tax rate for the six months ended June 30, 2021, was 31.4% as compared to 23.4% for same period last year. The effective tax rate for the six months ended June 30, 2020, included two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our net income for the six months ended June 30, 2021 was $8,215 or $0.28 per basic and $0.27 per diluted share, as compared to $4,407 or $0.15 per basic and diluted share in the same period of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $18,904 during the six months ended June 30, 2021, as compared to providing net cash of $6,915 during the six months ended June 30, 2020. Included in the $18,904 are net income of $8,215, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $12,732, amortization of deferred loan fees of $162 and provision for bad debts in the amount of $945. Also included are stock-based compensation of $3,598, adjustment to contingent consideration in the amount of $1,014, losses from equity method investment of $87, decrease in deferred income taxes of $353, change in fair value of an equity investment of $771, loan principal and interest forgiveness of $672, net foreign currency adjustments of $147 and adjustment to bargain purchase gain on business acquisition of $121. These together provided net cash inflows of $24,931, as compared to $18,190 for the same period of 2020.

During the six months of 2021, the Company increased working capital by $43,715, as compared to an increase of $11,282 during the same period of the prior year. Included in this change: inventories increased by $11,464 (normal at this point in the season), as compared to $21,706 for the same period of 2020. Deferred revenue decreased by $30,407, as compared to $2,431 in the same period of 2020, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $6,190, as compared to decreased by $12,351 in the same period of 2020. Accounts receivables increased by $25,317, as compared to decreased by $16,421 in the same period of 2020. This is primarily driven by increased group sales and strong international growth. Prepaid expenses increased by $3,696, as compared to $2,297 in the same period of 2020. Income tax receivable decreased by $1,374, as compared to $899 in the prior year. Accrued programs increased by $19,098, as compared to $12,577 in the prior year, which is normal at this point in the growing season. Finally, other payables and accrued expenses increased by $507, as compared to decreased by $2,394 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our mix of sales and customers in the first six months of 2021, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first six months of 2021, the Company made accruals for programs in the amount of $39,235 and payments in the amount of $20,142. During the first six months of the prior year, the Company made accruals in the amount of $33,336 and made payments in the amount of $20,771.

Cash used for investing activities for the six months ended June 30, 2021, and 2020 was $15,500 and $11,465, respectively. The Company spent $5,075 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure, made a deposit on a product line acquisition of $10,000, intangible assets of $241 and further investment of $184.

During the six months ended June 30, 2021, and 2020, financing activities provided $37,942 and $5,984, respectively. This is principally from the increased borrowings on the Company’s senior credit facility. In the first half of 2021, the Company paid dividends to stockholders amounting to $1,189, as compared to $1,168 in the same period of 2020. In addition, the Company made payments on contingent consideration in the amount of $250, as compared to $1,227 in the same period of 2020.

The Company has a revolving line of credit that is shown as long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2021	December 31, 2020
Revolving line of credit	$149,700	$107,900
Deferred loan fees	(322)	(458)
Net long-term debt	$149,378	$107,442

At June 30, 2021, the Company was compliant with all covenants to its then current credit agreement. Also, at June 30, 2021, the Company’s total Funded Debt amounted to $149,700. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement, see Note 10) amounted to $59,030, which results in a leverage ratio of 2.54, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. At June 30, 2021, the Company has the capacity to increase its borrowings by up to $56,906, according to the terms thereof. This compares to an available borrowing capacity of $49,420 as of June 30, 2020. At December 31, 2020, the Company had borrowing capacity of $86,736. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2020 and note 10 to the Condensed Consolidated Financial Statements.

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

As of June 30, 2021, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2021, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

The COVID-19 pandemic is creating risk, uncertainty and adverse conditions in many industries both here and abroad.  The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. While the Company did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2021, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 10, 2021	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: August 10, 2021	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer