Form 10-Q
period 2021-09-30
AMERICAN VANGUARD CORP
filed 2021-11-08
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,933,517 shares as of November 1, 2021.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$147,298	$117,439	$398,063	$317,956
Cost of sales	(90,234)	(74,174)	(243,729)	(196,004)
Gross profit	57,064	43,265	154,334	121,952
Operating expenses	(48,410)	(39,039)	(132,934)	(109,163)
Adjustment to bargain purchase gain on business acquisition	292	—	171	—
Operating income	8,946	4,226	21,571	12,789
Change in value of equity investments, net	(668)	257	103	281
Other income	—	—	672	—
Interest expense, net	(962)	(1,022)	(2,921)	(3,804)
Income before provision for income taxes and loss on equity method investment	7,316	3,461	19,425	9,266
Income tax expense	(1,517)	(492)	(5,324)	(1,852)
Income before loss on equity method investment	5,799	2,969	14,101	7,414
Loss from equity method investment	(301)	(42)	(388)	(80)
Net income	$5,498	$2,927	$13,713	$7,334
Earnings per common share—basic	$.18	$.10	$.46	$.25
Earnings per common share—assuming dilution	$.18	$.10	$.45	$.25
Weighted average shares outstanding—basic	29,892	29,501	29,854	29,401
Weighted average shares outstanding—assuming dilution	30,390	29,973	30,470	29,926

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,498	$2,927	$13,713	$7,334
Comprehensive income:
Foreign currency translation adjustment	(3,459)	(83)	(3,048)	(8,822)
Comprehensive income (loss)	$2,039	$2,844	$10,665	$(1,488)

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$16,718	$15,923
Receivables:
Trade, net of allowance for doubtful accounts of $4,381 and $3,297, respectively	167,731	130,029
Other	11,384	8,444
Total receivables, net	179,115	138,473
Inventories, net	166,973	163,784
Prepaid expenses	12,491	10,499
Income taxes receivable	1,036	3,046
Total current assets	376,333	331,725
Property, plant and equipment, net	66,501	65,382
Operating lease right-of-use assets	26,080	12,198
Intangible assets, net of amortization	201,078	197,514
Goodwill	46,616	52,108
Other assets	15,595	18,602
Deferred income tax assets, net	3,669	2,764
Total assets	$735,872	$680,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$1,633	$2,647
Accounts payable	66,082	59,253
Deferred revenue	5,510	43,611
Accrued program costs	79,355	45,441
Accrued expenses and other payables	20,726	16,184
Operating lease liabilities, current	5,015	4,188
Total current liabilities	178,321	171,324
Long-term debt, net of deferred loan fees	136,328	107,442
Operating lease liabilities, long-term	21,415	8,177
Other liabilities, excluding current installments	7,213	9,054
Deferred income tax liabilities, net	24,254	23,560
Total liabilities	367,531	319,557
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 34,272,665 shares at September 30, 2021 and 33,922,433 shares at December 31, 2020	3,428	3,394
Additional paid-in capital	99,917	96,642
Accumulated other comprehensive loss	(12,370)	(9,322)
Retained earnings	300,105	288,182
	391,080	378,896
Less treasury stock at cost, 3,361,040 shares at September 30, 2021 and 3,061,040 shares at December 31, 2020	(22,739)	(18,160)
Total stockholders’ equity	368,341	360,736
Total liabilities and stockholders' equity	$735,872	$680,293

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three- and Nine-Months Ended September 30, 2021

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2020	33,922,433	$3,394	$96,642	$(9,322)	$288,182	3,061,040	$(18,160)	$360,736
Common stock issued under ESPP	25,120	2	338	—	—	—	—	340
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(596)	—	—	(596)
Foreign currency translation adjustment, net	—	—	—	(2,503)	—	—	—	(2,503)
Stock-based compensation	—	—	1,792	—	—	—	—	1,792
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(73,231)	(7)	(2,787)	—	—	—	—	(2,794)
Net income	—	—	—	—	3,071	—	—	3,071
Balance, March 31, 2021	33,874,322	3,389	95,985	(11,825)	290,657	3,061,040	(18,160)	360,046
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(600)	—	—	(600)
Foreign currency translation adjustment, net	—	—	—	2,914	—	—	—	2,914
Stock-based compensation	—	—	1,806	—	—	—	—	1,806
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	387,329	39	22	—	—	—	—	61
Net income	—	—	—	—	5,144	—	—	5,144
Balance, June 30, 2021	34,261,651	3,428	97,813	(8,911)	295,201	3,061,040	(18,160)	369,371
Common stock issued under ESPP	25,662	2	401	—	—	—	—	403
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(594)	—	—	(594)
Foreign currency translation adjustment, net	—	—	—	(3,459)	—	—	—	(3,459)
Stock-based compensation	—	—	1,711	—	—	—	—	1,711
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(14,648)	(2)	(8)	—	—	—	—	(10)
Shares repurchased	—	—	—	—	—	300,000	(4,579)	(4,579)
Net income	—	—	—	—	5,498	—	—	5,498
Balance, September 30, 2021	34,272,665	$3,428	$99,917	$(12,370)	$300,105	3,361,040	$(22,739)	$368,341

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Three- and Nine-Months Ended September 30, 2020

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, December 31, 2019	33,233,614	$3,324	$90,572	$(5,698)	$274,118	3,061,040	$(18,160)	$344,156
Common stock issued under ESPP	22,776	2	350	—	—	—	—	352
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(586)	—	—	(586)
Foreign currency translation adjustment, net	—	—	—	(9,063)	—	—	—	(9,063)
Stock-based compensation	—	—	1,357	—	—	—	—	1,357
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(67,969)	(7)	(2,522)	—	—	—	—	(2,529)
Net income	—	—	—	—	520	—	—	520
Balance, March 31, 2020	33,188,421	3,319	89,757	(14,761)	274,052	3,061,040	(18,160)	334,207
Foreign currency translation adjustment, net	—	—	—	324	—	—	—	324
Stock-based compensation	—	—	1,188	—	—	—	—	1,188
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	40,657	5	49	—	—	—	—	54
Net income	—	—	—	—	3,887	—	—	3,887
Balance, June 30, 2020	33,229,078	3,324	90,994	(14,437)	277,939	3,061,040	(18,160)	339,660
Common stock issued under ESPP	26,892	3	366					369
Foreign currency translation adjustment, net	—	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	1,231	—	—	—	—	1,231
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	81,105	8	682	—	—	—	—	690
Net income	—	—	—	—	2,927	—	—	2,927
Balance, September 30, 2020	33,337,075	$3,335	$93,273	$(14,520)	$280,866	3,061,040	$(18,160)	$344,794

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$13,713	$7,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	17,045	14,584
Amortization of other long-term assets	2,981	2,966
Accretion of discounted liabilities	(10)	9
Amortization of deferred loan fees	294	219
Provision for bad debts	1,202	777
Loan principal and interest forgiveness	(672)	—
Adjustment to contingent consideration	520	—
Stock-based compensation	5,309	3,776
Decrease in deferred income taxes	(560)	(1,757)
Change in value of equity investments, net	(103)	(281)
Net foreign currency adjustments	(330)	(711)
Loss from equity method investment	388	80
Adjustment to bargain purchase gain on business acquisition	(171)	—
Changes in assets and liabilities associated with operations:
Increase in net receivables	(42,979)	(5,089)
Increase in inventories	(4,325)	(16,941)
Increase in prepaid expenses and other assets	(2,194)	(532)
Decrease in income tax receivable	2,031	873
Increase in net operating lease liability	183	14
Increase (decrease) in accounts payable	7,769	(1,759)
Decrease in deferred revenue	(38,272)	(1,079)
Increase in accrued program costs	33,982	20,058
Increase (decrease) in other payables and accrued expenses	4,025	(2,117)
Net cash (used in) provided by operating activities	(174)	20,424
Cash flows from investing activities:
Capital expenditures	(7,963)	(8,988)
Acquisition of product line	(10,000)	—
Intangible assets	(285)	(3,942)
Investments	(183)	(1,190)
Net cash used in investing activities	(18,431)	(14,120)
Cash flows from financing activities:
Net borrowings under line of credit agreement	28,592	377
Payment of contingent consideration	(250)	(1,227)
Net payments from the issuance of common stock (sale of stock under ESPP, exercise of stock options, and shares purchased for tax withholding)	(2,000)	(1,064)
Repurchase of common stock	(4,579)	—
Payment of cash dividends	(1,789)	(1,168)
Net cash provided by (used in) financing activities	19,974	(3,082)
Net increase in cash and cash equivalents	1,369	3,222
Effect of exchange rate changes on cash and cash equivalents	(574)	(222)
Cash and cash equivalents at beginning of period	15,923	6,581
Cash and cash equivalents at end of period	$16,718	$9,581
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,839	$3,960
Income taxes, net	$3,836	$2,868
Non-cash transactions:
ROU assets exchanged for lease liabilities	$17,872	$4,895
Cash dividends declared and included in accrued expenses	$594	$—

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited Condensed Consolidated Financial Statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

As has been the case with many other employers, since the start of 2021, the Company has encouraged its workforce to receive vaccinations against COVID-19 through various means, including incentive programs. However, new variants, particularly the Delta variant, have engendered a resurgence of the virus in many regions particularly among the unvaccinated. In-the-midst of changing conditions, the Company has nevertheless been able to manage its business with minimal impact during the three- and nine-month periods ended September 30, 2021 and 2020.

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

Finance leases are immaterial to the accompanying Condensed Consolidated Financial Statements. There were no lease transactions with related parties as of and for the three- and nine-month periods presented in the table below.

The operating lease expense for the three months ended September 30, 2021 and 2020, was $1,568 and $1,396, respectively, and $4,464 and $4,188 for the nine months ended September 30, 2021 and 2020, respectively. Lease expense related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$1,260	$1,399	$4,271	$4,177
ROU assets obtained in exchange for new liabilities	$5,805	$3,393	$17,872	$4,895

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2021 were as follows:

Weighted-average remaining lease term (in years)	6.90
Weighted-average discount rate	4.02%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 were as follows:

2021 (excluding nine months ended September 30, 2021)	$1,465
2022	5,696
2023	4,734
2024	3,973
2025	3,601
Thereafter	11,061
Total lease payments	30,530
Less: imputed interest	4,100
Total	$26,430
Amounts recognized in the Condensed Consolidated Balance Sheets:
Operating lease liabilities, current	$5,015
Operating lease liabilities, long-term	$21,415

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
U.S. crop	$66,722	$48,361	$184,052	$148,630
U.S. non-crop	21,622	18,251	60,563	37,881
Total U.S.	88,344	66,612	244,615	186,511
International	58,954	50,827	153,448	131,445
Total net sales:	$147,298	$117,439	$398,063	$317,956
Timing of revenue recognition:
Goods and services transferred at a point in time	$147,298	$116,333	$397,762	$315,954
Goods and services transferred over time	—	1,106	301	2,002
Total net sales:	$147,298	$117,439	$398,063	$317,956

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

	September 30, 2021	December 31, 2020
Contract assets	$4,350	$3,200
Deferred revenue	$5,510	$43,611

Revenue recognized for the three- and nine-months ended September 30, 2021, that was included in deferred revenue at the beginning of 2021 were $7,695 and $38,101, respectively.

4. Property, Plant and Equipment, net — Property, plant and equipment as at September 30, 2021 and December 31, 2020 consists of the following:

	September 30, 2021	December 31, 2020
Land	$2,923	$2,756
Buildings and improvements	19,993	19,786
Machinery and equipment	131,631	124,199
Office furniture, fixtures and equipment	10,057	7,403
Automotive equipment	1,901	1,747
Construction in progress	6,787	10,392
Total gross value	173,292	166,283
Less accumulated depreciation	(106,791)	(100,901)
Total net value	$66,501	$65,382

The Company recognized depreciation expense related to property, plant and equipment of $2,833 and $1,878 for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, the Company eliminated $476 and 205, respectively, from such assets and accumulated depreciation of fully depreciated assets.

The Company recognized depreciation expense related to property, plant and equipment of $6,677 and $5,235 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company eliminated $787 and $601, respectively, from such assets and accumulated depreciation of fully depreciated assets.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories, net — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories consist of the following:

	September 30, 2021	December 31, 2020
Finished products	$151,375	$149,415
Raw materials	15,598	14,369
	$166,973	$163,784

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the Three Months Ended September 30,
	2021	2020	Change	% Change
Net sales:
U.S. crop	$66,722	$48,361	$18,361	38%
U.S. non-crop	21,622	18,251	3,371	18%
U.S. total	88,344	66,612	21,732	33%
International	58,954	50,827	8,127	16%
Net sales:	$147,298	$117,439	$29,859	25%
Gross profit:
U.S. crop	$30,237	$20,146	$10,091	50%
U.S. non-crop	8,882	8,758	124	1%
U.S. total	39,119	28,904	10,215	35%
International	17,945	14,361	3,584	25%
Total gross profit:	$57,064	$43,265	$13,799	32%

	For the Nine Months Ended September 30,
	2021	2020	Change	% Change
Net sales:
U.S. crop	$184,052	$148,630	$35,422	24%
U.S. non-crop	60,563	37,881	22,682	60%
U.S. total	244,615	186,511	58,104	31%
International	153,448	131,445	22,003	17%
Net sales:	$398,063	$317,956	$80,107	25%
Gross profit:
U.S. crop	$78,313	$68,119	$10,194	15%
U.S. non-crop	28,047	18,535	9,512	51%
U.S. total	106,360	86,654	19,706	23%
International	47,974	35,298	12,676	36%
Total gross profit:	$154,334	$121,952	$32,382	27%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management reviews individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with support from financial analysts, reviews the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are then reviewed with executive management for final approval. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and nine-months ended September 30, 2021 and 2020, respectively.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
September 13, 2021	October 1, 2021	October 15, 2021	$0.020	$594
June 8, 2021	June 24, 2021	July 8, 2021	$0.020	$600
March 10, 2021	March 15, 2021	April 15, 2021	$0.020	$596
December 7, 2020	December 23, 2020	January 6, 2021	$0.020	$593
March 9, 2020	March 26, 2020	April 16, 2020	$0.020	$586
December 9, 2019	December 26, 2019	January 9, 2020	$0.020	$582

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to AVD	$5,498	$2,927	$13,713	$7,334
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,892	29,501	29,854	29,401
Dilutive effect of stock options and grants	498	472	616	525
	30,390	29,973	30,470	29,926

For the three- and nine-months ended September 30, 2021 and 2020, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. Long-term debt, net of deferred loan fees — The Company has a revolving line of credit that is shown as long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. The Company has no short-term debt as of September 30, 2021 and December 31, 2020. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2021	December 31, 2020
Revolving line of credit	$137,300	$107,900
Deferred loan fees	(972)	(458)
Net long-term debt	$136,328	$107,442

The Company’s main bank is Bank of the West, a wholly owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 30 years and is the syndication manager for the Company’s loans.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Borrower Agent (including the Company and AMVAC BV), as  Borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as administrative agent, documentation agent, syndication agent, collateral agent, sole lead arranger and book runner, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. The Credit Agreement amends and restates the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of September 30, 2024, and a Fixed Charge Coverage Ratio of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50 million no longer require Agent consent. In light of the maturity date of the Credit Agreement, the Company classifies its revolving line of credit as a non-current liability on the Condensed Consolidated Balance Sheets as of September 30, 2021.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for LIBOR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- months, as selected by the borrower) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on September 30, 2021 was 1.96%.

As of September 30, 2021, the Company was compliant with all covenants to its credit agreement. Also, as at September 30, 2021, the Company’s total Funded Debt amounted to $137,300. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement) amounted to $66,364, which results in a leverage ratio of 2.07, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. As of September 30, 2021, the Company had the capacity to increase its borrowings by up to $94,973, according to the terms thereof. This compares to an available borrowing capacity of $44,500 as of September 30, 2020. As of December 31, 2020, the Company had borrowing capacity of $86,736. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

One of our recent acquisitions, Agrinos, had an existing Paycheck Protection Program (PPP) loan in the amount of $705 as of the date that it was acquired (October 2, 2020), of which $667 in principal and $5 in interest was forgiven by the Small Business Administration on January 7, 2021. Agrinos repaid the remaining outstanding balance on the same day. As a result, the PPP loan was extinguished on January 7, 2021 and the total amount forgiven of $672 was recorded as other income in the Company’s Condensed Consolidated Statement of Operations and represents a non-cash financing activity on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021.

11. Reclassifications — Certain items may have been reclassified in the prior period Condensed Consolidated Financial Statements to conform with the September 30, 2021 presentation.

12. Comprehensive Income (Loss) — Total comprehensive income (loss) includes, in addition to net income, changes in equity that are excluded from the Condensed Consolidated Statement of Operations and are recorded directly into a separate section of stockholders’ equity on the Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2021 and 2020, total comprehensive income (loss) consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2021
Restricted Stock	$1,246	$3,469	$8,277	2.0
Unrestricted Stock	100	317	267	0.7
Performance-Based Restricted Stock	365	1,523	3,522	2.0
Total	$1,711	$5,309	$12,066

September 30, 2020
Restricted Stock	$695	$2,173	$3,030	1.3
Unrestricted Stock	110	351	293	0.7
Performance-Based Restricted Stock	426	1,252	1,494	1.3
Total	$1,231	$3,776	$4,817

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and nine-months ended September 30, 2021 and 2020.

Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three- and nine-months ended September 30, 2021 and 2020, is presented below:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	820,624	$16.64	719,845	$17.67
Granted	—	—	4,185	18.63
Vested	(197,615)	19.91	(213,781)	16.18
Forfeited	(11,580)	16.95	(14,715)	18.08
Nonvested shares at March 31st	611,429	15.57	495,534	18.31
Granted	289,757	20.10	43,168	13.45
Vested	(30,112)	16.72	(37,958)	13.88
Forfeited	(11,231)	16.60	(8,221)	18.64
Nonvested shares at June 30th	859,843	17.04	492,523	18.22
Granted	3,400	15.17	—	—
Vested	(5,962)	15.36	—	—
Forfeited	(13,841)	17.21	(8,430)	18.54
Nonvested shares at September 30th	843,440	$17.04	484,093	$18.22

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three- and nine-months ended September 30, 2021 and 2020, respectively is presented below:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	391,771	$16.26	345,432	$16.92
Additional granted based on performance achievement	71,180	20.53	76,445	16.56
Vested	(175,087)	19.78	(184,785)	15.87
Forfeited	(505)	19.26	(3,759)	17.23
Nonvested shares at March 31st	287,359	15.16	233,333	17.63
Granted	102,043	20.03	—	—
Forfeited	—	—	(2,268)	18.00
Nonvested shares at June 30th	389,402	16.44	231,065	17.63
Forfeited	(3,733)	17.04	—	—
Nonvested shares at September 30th	385,669	$16.43	231,065	$17.63

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three- and nine-months ended September 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	123,087	$11.48
Options exercised	(5,838)	11.49
Balance outstanding, March 31, 2021	117,249	11.48
Options exercised	(8,826)	11.35
Balance outstanding, June 30, 2021	108,423	11.49
Options exercised	(387)	11.49
Balance outstanding, September 30, 2021	108,036	$11.49

All the incentive stock options outstanding as of September 30, 2021 have an exercise price per share of $11.49 and a remaining life of 39 months.

Activity for the three- and nine-months ended September 30, 2020:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	332,823	$9.14
Options exercised	(15,836)	8.83
Balance outstanding, March 31, 2020	316,987	9.16
Options exercised	(9,291)	8.27
Balance outstanding, June 30, 2020	307,696	9.16
Options exercised	(86,446)	7.58
Balance outstanding, September 30, 2020	221,250	$9.81

 Performance Incentive Stock Option Plan

Activity for the three- and nine-months ended September 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	114,658	$11.49
Options exercised	—	—
Balance outstanding, March 31, June 30, and September 30, 2021	114,658	$11.49

Activity for the three- and nine-months ended September 30, 2020:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2019	120,782	$11.49
Options exercised	(3,035)	11.49
Balance outstanding, March 31, 2020 and June 30, 2020	117,747	11.49
Options exercised	(3,089)	11.49
Balance outstanding, September 30, 2020	114,658	$11.49

All the performance incentive stock options outstanding as of September 30, 2021 have an exercise price per share of $11.49 and a remaining life of 39 months.

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2020, except as described below.

EPA FIFRA/RCRA Matter. On November 10, 2016, the Company was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide in substantially empty, closed containers. The Company retained defense counsel to assist in responding to the subpoena and otherwise defending the Company’s interests. AMVAC is co-operating in the investigation.

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the Environmental Protection Agency (“EPA”) in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified for the Company, as well as for the individual target, evidence that it contends supports alleged violations with respect to both the Company and the individual target. As part of discussions regarding possible resolution, in October 2021, the Company presented its evaluation of the legal and factual issues raised by the government (which do not include any allegations of harm to human health or the environment) to both DOJ and USEPA.

The governmental agencies involved in this investigation have a range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of FIFRA, RCRA and other federal statutes including, but not limited to, injunctive relief, fines, penalties and modifications to business practices and compliance programs, including the appointment of a monitor. If violations are established, the amount of any fines or monetary penalties which could be assessed and the scope of possible non-monetary relief would depend on, among other factors, findings regarding the amount, timing, nature and scope of the violations, and the level of cooperation provided to the governmental authorities during the investigation. As a result, the Company cannot yet anticipate the timing or predict the ultimate resolution of this investigation, financial or otherwise, which could have a material adverse effect on our business prospects, operations, financial condition, and cash flow. Accordingly, we have not recorded a loss contingency for this matter.

Risk Management Plan – Axis, Alabama. On July 30, 2018, inspectors from USEPA conducted a Risk Management Plan (“RMP”) audit of the Company’s facility in Axis, Alabama and, in January 2019, issued an order to show cause (“OSC”) why the Company should not be cited for nine potential infractions of the Clean Air Act, including failure to conduct inspection and testing on certain process equipment, inadequate training and documentation of such inspections and inadequate management of changes for process chemicals, equipment and the like. The Company sought a hearing date to contest the alleged violations and, on March 26, 2019, provided Region 4 of USEPA with a plan for effecting compliance relating to mechanical integrity inspections within 24 months. The Company met with USEPA officials in early January 2021 and outlined progress to date and its plans to complete, and to define the scope of, mechanical integrity inspections. After evaluation, USEPA proposed a settlement. On February 3, 2021, Company representatives met with USEPA, who, in light of the quality of the remediation plan, eliminated a number of alleged violations and reduced the penalty. On September 23, 2021, the Company entered into a consent agreement and final order under the terms of which all alleged infractions were resolved in consideration of payment by the Company of an amount that is not material to the Company’s Condensed Consolidated Financial Statements.

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

	Three months ended September 30, 2021	Three months ended September 30, 2020
Balance, June 30	$2,116	$—
Fair value adjustment	(493)	—
Accretion of discounted liabilities	(1)	—
Foreign exchange effect	(57)	—
Balance, September 30	$1,565	$—

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Balance, December 31	$2,468	$1,243
Purchase price adjustment	(955)	—
Fair value adjustment	520	—
Payments on existing obligations	(250)	(1,227)
Accretion of discounted liabilities	(10)	—
Foreign exchange effect	(208)	(16)
Balance, September 30	$1,565	$—

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

17. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2020	$(9,322)
FX translation	(2,503)
Balance, March 31, 2021	(11,825)
FX translation	2,914
Balance, June 30, 2021	(8,911)
FX translation	(3,459)
Balance, September 30, 2021	$(12,370)

Balance, December 31, 2019	$(5,698)
FX translation	(9,063)
Balance, March 31, 2020	(14,761)
FX translation	324
Balance, June 30, 2020	(14,437)
FX translation	(83)
Balance, September 30, 2020	$(14,520)

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

For the three- and nine-months ended September 30, 2021, the Company recognized losses of $13 and $100, respectively, as a result of the Company’s ownership position in the Hong Kong Joint Venture. For the three- and nine-months ended September 30, 2020, the Company recognized losses of $42 and $80, respectively. As of September 30, 2021, the Company determined that the investment was fully impaired and recorded an impairment charge in the amount of $288 to reduce the investment value to $0 as of September 30, 2021.

19. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”) in the amount of $3,283. Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2021, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. The Company recorded an impairment in the amount of $399 during the three and nine months ended September 30, 2021. There was no impairment or observable price changes on the investment during the three- or nine-months ended September 30, 2020.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $2,409 as of September 30, 2021. For the three months ended September 30, 2021, the Company recorded a loss in the amount of $269. For the nine months ended September 30, 2021, the Company recorded a gain in the amount of $502. The Company recorded gains in the amounts of $257 and $281, respectively, for the three- and nine months ended September 30, 2020.

20. Income Taxes —Income tax expense was $1,517 and $492 for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 20.7% and 14.2% for the three months ended September 30, 2021 and 2020, respectively. Income tax expense was $5,324 and $1,852 for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 27.4% and 20.0%, respectively. The rate has increased compared to prior years reflecting mix of income in different jurisdictions. Furthermore, the effective rate for both the three- and nine-months ended September 30, 2021 increased in comparison to the same periods of the prior year, as a result of the mix of territories in which we derived income. In both years our effective rate benefited by the tax impact of the vesting of certain stock grants. For the three- and nine-months ended September 30, 2021, the Company recorded income tax benefits resulting from return to provision adjustments from Hong Kong off-shore activities income exclusion and non-taxable income as a result of reinstatement of an indemnification asset from our international subsidiaries. In the three- and nine-months ended September 30, 2020, the Company benefited from a discrete income tax benefit as the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. While the discrete items totaled to about the same amount for both years, the benefit was more significant in 2020 due to a lower pre-tax income for the nine months ended September 30, 2020.

The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

The Florida Department of Revenue has completed its audit of the Company’s state income tax returns for the years ended December 31, 2012, through December 31, 2013, and December 31, 2015, through December 31, 2018. No adjustments have been proposed for these returns.

On October 22, 2021, the Mississippi Department of Revenue provided the Company with a preliminary assessment of its examination of the Company’s state income tax returns for the years ended December 31, 2016, through December 31, 2018. The Company is currently reviewing the preliminary assessment and believes the impact on its Condensed Consolidated Financial Statements is immaterial.

21. Product and Business Acquisitions — The Company completed one product acquisition during the three- and nine-months ended September 30, 2021. The acquisition was completed on July 1, 2021, for $10,000 in cash consideration. The acquisition was accounted for as an asset acquisition and the $10,000 in consideration was allocated as follows: product registrations and product rights $8,225, trade names and trademarks $1,650, and prepaid asset $125.

During the year ended December 31, 2020, the Company completed two acquisitions in exchange for a total cash consideration at closing of $19,342, which was net of cash acquired of $1,970, and contingent consideration of $1,052, and the settlement of a net asset adjustment of $623. In addition, the Company assumed liabilities of $11,538 and recognized a bargain purchase gain in the amount of $4,829. The total asset value of $37,384 was allocated as follows: product rights $8,377, trade names $351, distribution agreements $3,584, customer relationships and customer list $386, goodwill $4,618, working capital and fixed assets $20,068. During the three- and nine-months ended September 30, 2021, the Company recorded an adjustment to increase the bargain purchase gain by the amount of $292 and $171, respectively. Further, the Company recorded the following allocation adjustments during the nine months ended September 30, 2021: decrease in contingent consideration $955, increase in product registrations and product rights $1,732, increase in distribution agreements $3,584, decrease in trade name and trademarks $843, decrease in customer relationships and customer lists $246, decrease in goodwill $4,054, an increase in working capital and property, plant and equipment of $295, and an increase in assumed liabilities of $1,250.

On October 2, 2020, the Company completed the acquisition of all outstanding stock of the Agrinos Group Companies (Agrinos), except for Agrinos AS. Agrinos has operating entities in the U.S., Mexico, India, Brazil, China, Ukraine, and Spain. Agrinos is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. At closing, the Company paid cash consideration of $3,125, which was net of cash acquired of $1,813, and liabilities assumed of $4,885, including liabilities of $407 related to income tax matters. The acquisition was accounted for as a business combination and resulted in a bargain purchase gain of $4,829 (including an increase of $292 and $171 recorded during the three- and nine- months ended September 30, 2021, respectively). The total asset value of $12,839 was allocated as follows: working capital $7,648 (including trade receivables of $2,277), property, plant and equipment of $5,141, and product registrations and product rights of $50. Agrinos was acquired out of bankruptcy. This provided the Company with an opportunity to acquire Agrinos at an advantageous purchase price which was below the fair value of Agrinos’ net assets acquired, resulting in the above-mentioned bargain purchase gain.

On October 8, 2020, the Company completed the acquisition of all outstanding stock of AgNova Technologies Pty Ltd (“AgNova”). AgNova is an Australian entity that sources, develops, and distributes specialty crop protection and production solutions for agricultural and horticultural producers, and for selected non-crop users. At closing, the Company paid cash consideration of $16,217, which was net of cash acquired of $157, contingent consideration dependent on certain financial results of $1,052, the settlement of a net asset adjustment of $623, and liabilities assumed of $6,653, including liabilities of $3,857 related to income tax matters. The fair value of the contingent consideration of $1,052 was estimated using a Monte Carlo Simulation. The acquisition was accounted for as a business combination and the total asset value of $24,545 was allocated as follows: product registrations and product rights $8,327, distribution agreements $3,584, trade names and trademarks $351, customer relationships and customer lists $386, goodwill $4,618, which is non-deductible for tax purposes, working capital $7,206, including trade receivables of $1,508, and equipment $73. The allocation includes the following adjustments recorded during the nine months ended September 30, 2021, that were made based on a valuation report: decrease in contingent consideration $955, increase in product registrations and product rights $1,932, increase in distribution agreements $3,584, decrease in trade name and trademarks $843, decrease in customer relationships and customer lists $246, decrease in goodwill $4,054, and an increase in income tax liabilities $1,328. No adjustments were recorded during the three months ended September 30, 2021.

22. Foreign Currency — The Company recorded net foreign currency transaction gains in the amount of $665 and losses of $303 during the three months ended September 30, 2021 and 2020, respectively, which are included in operating expenses on the Condensed Consolidated Statement of Operations. The Company recorded net foreign currency transaction losses in the amount of $1,130 and $1,431 during the nine months ended September 30, 2021 and 2020, respectively, which are included in operating expenses on the Condensed Consolidated Statement of Operations.

23. Share Repurchase Program — On August 30, 2021, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of 300,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding six months. During the three months ended September 30, 2021, the Company purchased 300,000 shares of its common stock for a total of $4,579 at an average price of $15.26 per share. The repurchased shares are recorded at cost in treasury stock as a deduction to stockholders’ equity on the Condensed Consolidated Balance Sheets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands, excluding per share amounts)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results, and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 1A., Risk factors and Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As has been the case with many other employers, since the start of 2021, we have encouraged our workforce to receive vaccinations against COVID-19 through various means, including incentive programs. However, new variants, particularly the Delta variant, have engendered a resurgence of the virus in many regions particularly among the unvaccinated. In-the-midst of changing conditions, we have nevertheless been able to manage our business with minimal impact during the reporting period.

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

Three Months Ended September 30, 2021 and 2020:

Overview of the Company’s Performance

The third quarter of 2021 provided further evidence of a sustained, post-pandemic recovery within the agricultural industry. Led by soybeans and corn, commodity prices rose sharply, thereby strengthening the domestic farm economy and spurring additional procurement and investment activity by growers. By contrast, the third quarter of 2020 was marked by an industry-wide malaise brought on by the pandemic. Following comparatively strong first and second quarters of 2021, the Company has continued that trend into the third quarter of 2021, during which net sales increased by 25% ($147,298, as compared to $117,439 in third quarter of 2020) and net income increased by 88% ($5,498, as compared to $2,927 in the comparable period of 2020).

On a consolidated basis, domestic sales rose 33% and international sales increased 16%, resulting in an overall net sales improvement of 25%. Cost of sales increased by 22%, which was less than the relative increase in net sales for the period. Cost of sales were 61% of net sales during the period as compared to 63% in the comparable period of 2020. These factors, taken together, yielded a 32% increase in gross profit (to $57,064 from $43,265 in the comparable quarter of 2020). Included in this improvement, we experienced stronger factory performance during the period, driven by increased synthesis and formulation activity in our Axis facility. Average gross margin percent for the third quarter of 2021 improved to 39% from 37% during the same period in 2020.

Operating expenses on an absolute basis increased by about 24%, as compared to the comparable quarter (to $48,410 from $39,039); and remained flat as a percent of net sales at 33% for the 3-month period ended September 30, 2021, as compared to the same period of 2020.

During the three months ended September 30, 2021, we finalized the purchase price allocation of the Agrinos business that was acquired out of bankruptcy and benefitted from the recognition of bargain purchase gain adjustment in the amount of $292 as a result. The Company acquired Agrinos at an advantageous purchase price, which was below the fair value of the net assets acquired.

Operating income for the period rose 112% (to $8,946 from $4,226), driven by significantly higher sales, improved profit margin and greater factory efficiency. During the quarter, interest expense decreased by 6%. However, income taxes increased by $1,025, as a result of both higher pre-tax income and a higher effective tax rate as a result of the mix of income in different jurisdictions and fewer deductions for tax purposes in jurisdictions with higher statutory tax rates. These factors yielded net income for the period of $5,498, which was 88% higher than that of the same quarter in 2020. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2021 and 2020:

	2021	2020	Change	% Change
Net sales:
U.S. crop	$66,722	$48,361	$18,361	38%
U.S. non-crop	21,622	18,251	3,371	18%
Total U.S.	88,344	66,612	21,732	33%
International	58,954	50,827	8,127	16%
Total net sales:	$147,298	$117,439	$29,859	25%
Cost of sales:
U.S. crop	$36,485	$28,215	$8,270	29%
U.S. non-crop	12,740	9,493	3,247	34%
Total U.S.	49,225	37,708	11,517	31%
International	41,009	36,466	4,543	12%
Total cost of sales:	$90,234	$74,174	$16,060	22%
Gross profit:
U.S. crop	$30,237	$20,146	$10,091	50%
U.S. non-crop	8,882	8,758	124	1%
Total U.S.	39,119	28,904	10,215	35%
International	17,945	14,361	3,584	25%
Total gross profit	$57,064	$43,265	$13,799	32%
Gross margin:
U.S. crop	45%	42%
U.S. non-crop	41%	48%
Total U.S.	44%	43%
International	30%	28%
Total gross margin	39%	37%

Net sales within our domestic crop business were 38% higher than those of the third quarter 2020 ($66,722 as compared to $48,361). Strong crop commodity prices, particularly corn and soybeans, fueled grower profitability and increased demand for the purchase of yield-enhancing crop protection inputs. In corn, our leading soil insecticide Aztec® and our Impact® post emergent herbicide brands generated significant sales increases during the period. Similarly, among other granular soil insecticides, sales of Thimet®, used in peanuts and sugar cane, rose by 16%, as compared to the prior year, while sales of our soybean products increased by approximately 64%, as compared to the same period of 2020. With respect to cotton products, quarterly sales of our Bidrin® insecticide increased sharply (driven by higher pest pressure from multiple foliar insects in all areas of the Southeast region) as did those of our Folex® harvest defoliant (driven by higher cotton prices, increased harvestable acreage in Texas and an extended autumn harvest season that fueled demand for defoliants). In general, most of our products sold into the U.S. crop sector equaled or exceeded their sales performance of the third quarter of 2020. Slightly offsetting these increases, sales of our soil fumigants declined due to domestic logistics challenges that will likely push application of these products into the fourth quarter of 2021 and the first quarter of 2022.

Cost of sales within the domestic crop business increased by 29%, as compared to the prior year period, which was below the related increase in net sales of 38%. During the period, the Company sold a greater volume of higher margin products within the domestic crop business. Cost of sales was further aided by improved factory performance. These factors translated into an increase of 50% in gross profit.

Within our domestic non-crop business, net sales for the three months ended September 30, 2021 increased by 18% (to $21,622 from $18,251), as compared to the same period of the prior year. Leading this improvement, we recorded more than a 17% year-over-year improvement in net sales from our OHP nursery and ornamental business as demand for residential landscaping and decorative plants remained strong across the U.S. Our foliar insecticides (Orthene and bifenthrin) used on turf, tree and ornamentals performed very strongly, as did our niche pharmaceutical business. Partially offsetting these gains, sales of our Dibrom® mosquito adulticide declined relative to the prior year’s third quarter, despite a strong season of tropical storms/hurricanes this year. This year-over-year purchasing pattern was influenced by heavy customer procurement during the third quarter of 2020 in response to 2021 storm season forecasts.

Cost of sales within the domestic non-crop business grew by 34%, as compared to the prior quarter. This increase exceeded the 18% increase in net sales during the period. The timing of high margin royalties from Envance technology during the period, coupled with reduced sales in the Dibrom adulticide contributed to the relative increase in cost of sales. Gross profit for domestic non-crop remained approximately flat.

Net sales of our international businesses rose by about 16% during the period (to $58,954 in 2021 from $50,827 in 2020). Newly acquired businesses contributed significantly to this result. With more favorable weather conditions and the acquisition of AgNova, we tripled sales in our Australian business. The addition of the Agrinos biological products business also contributed incrementally with sales in China, India and Ukraine. The International business posted improved sales of granular soil insecticides, bromacil herbicides, Folex cotton defoliant and soil fumigants for use in high value vegetable crops in a number of countries. Net sales in Brazil increased approximately 11% over the prior year period with the recovery of the agricultural sector and increasing demand for our nematicide Counter. Partially offsetting these gains, our businesses in Central America reported a 12% sales decline, driven largely by supply chain and regional logistical difficulties.

The cost of sales in our international business was up 12% on sales that increased 18%, and gross profit rose by 25%.

On a consolidated basis, gross profit for the third quarter of 2021 increased by 32% (to $57,064 from $43,265 in 2020). As mentioned above, with improved factory activity, gross margins rose to 39% from 37% in the third quarter of 2021, as compared to the same period of the prior year.

Operating expenses increased by $9,371 to $48,410 for the three months ended September 30, 2021, as compared to the same period in 2020. The differences in operating expenses by department are as follows:

	2021	2020	Change	% Change
Selling	$12,462	$10,824	$1,638	15%
General and administrative	15,727	10,629	5,098	48%
Research, product development and regulatory	7,674	6,639	1,035	16%
Freight, delivery and warehousing	12,547	10,947	1,600	15%
	$48,410	$39,039	$9,371	24%

•

Selling expenses increased by $1,638 to end at $12,462 for the three months ended September 30, 2021, as compared to the same period of 2020. The main drivers were the costs associated with the activities from the businesses acquired in the last quarter of 2020, increased marketing costs, increased labor costs related to inflation and some key staff additions and, finally, increases in travel costs as our global markets are getting back to business as usual.

•

General and administrative expenses increased by $5,098 to end at $15,727 for the three months ended September 30, 2021, as compared to the same period of 2020. The main drivers were the costs in the amount of $700 associated with the addition of the entities acquired in the final quarter of 2020, the increase in short-term and long-term incentive compensation of $1,644, reflecting improved financial performance, additional legal expenses of $658 largely arising from the Department of Justice investigation, and adverse foreign exchange adjustments primarily associated with the activities of our businesses in Central and South America which were impacted by the strengthening of the US Dollar. Finally, we recorded income of $493 related to the adjustment to the fair value of contingent consideration associated with an acquisition made in the final quarter of 2020.

•

Research, product development costs and regulatory expenses increased by $1,035 to $7,674 for the three months ended September 30, 2021, as compared to the same period of 2020. The main drivers were increased spending on our Product Development activities, including the commercialization of our SIMPAS delivery systems. In addition, we incurred expenses associated with newly acquired entities and increased registration costs for our expanded international businesses.

•

Freight, delivery and warehousing costs for the three months ended September 30, 2021 were $12,547 or 8.5% of sales as compared to $10,947 or 9.3% of sales for the same period in 2020. This change included some significant increases in freight changes, partially offset by the mix of product shipped and associated delivery charges.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc. in the amount of $1,190. During the three months ended September 30, 2021, the Company recorded a decrease in fair value in the amount of $269 as compared to recording an increase in fair value of $257 during the same three months of the prior year. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price. Further, the Company recorded an impairment on its equity investment in Biological Products for Agriculture (“Bi-PA”) in the amount of $399 during the three months ended September 30, 2021. There was no such impairment recorded during the same period of the prior year.

Interest costs net of capitalized interest were $962 in the three months ended September 30, 2021, as compared to $1,022 in the same period of 2020. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$147,171	$889	2.4%	$162,734	$1,007	2.5%
Amortization of deferred loan fees	—	70	—	—	80	—
Amortization of other deferred liabilities	—	2	—	—	2	—
Other interest expense	—	52	—	—	7	—
Subtotal	147,171	1,013	2.8%	162,734	1,096	2.7%
Capitalized interest	—	(51)	—	—	(74)	—
Total	$147,171	$962	2.6%	$162,734	$1,022	2.5%

The Company’s average overall debt for the three months ended September 30, 2021, was $147,171, as compared to $162,734 for the three months ended September 30, 2020. Our borrowings in the three months ended September 30, 2021 were lower mainly due to cash generated over the last 12 months, used to pay down debt, partially offset by the acquisition activity over the same period and the associated investment in expanded working capital. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.6% for the three months ended September 30, 2021, as compared to 2.5% in 2020.

Income tax expense increased by $1,025 to $1,517 for the three months ended September 30, 2021, as compared to $492 for the comparable period in 2020. The effective tax rate for the three months ended September 30, 2021 and 2020, was 20.7% and 14.2%, respectively. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The increase in effective tax rate is primarily driven by the mix of our domestic and international income and higher benefit on discrete items in 2020 due to a lower pre-tax income for the three months ended September 30, 2020.

Our net income for the three months ended September 30, 2021 was $5,498 or $0.18 per basic and diluted share, as compared to $2,927 or $0.10 per basic and diluted share in the same quarter of 2020.

Nine Months Ended September 30, 2021 and 2020:

Overview of the Company’s Performance

Within the global agricultural industry, the first nine months of 2021 were characterized by greater confidence (having just emerged from the worst of the pandemic) and stronger commodity pricing for row crops. Domestic markets within our industry gained strength during the first and second quarters and continued that trend into the third. Our international businesses, for the most part, enjoyed similar market trends. In summary, the Company’s overall operating results for the first nine months of 2021 improved considerably over those of the same period of 2020.

On a consolidated basis, with domestic sales up 31% and international sales up by 17%, overall net sales increased by 25% (to $398,063 from $317,956). Cost of sales were up 24%, an absolute basis and declined as a percent of net sales to 61% from 62% for the same period of the prior year. Included in cost of sales, our overall factory performance was weaker, with under-recovery amounting to 2.5% of sales, as compared to 1.6% of sales in the first nine months of 2020. These factors, taken together, yielded a 27% increase in gross profit (to $154,334 from $121,952) and, as a percent of net sales, increased to 39% from 38%, as compared to the comparable period in 2020. Year to date in 2021, operating expenses rose on an absolute basis by 22% and improved as a percentage of sales to 33%, as compared to 34% for the same period of the prior year.

Operating income for the nine months ended September 30, 2021 rose 69% (to $21,571 from $12,789) as a result of the Company’s strong sales performance. Interest expense declined by 23% as a result of cash generated (from increased sales and early pay programs), which was used to pay down debt. Income tax expense increased primarily as a result of stronger financial performance plus an increase in effective tax rate (up to 27.7% from 20.0% in 2020). Overall, the Company generated net income for the period of $13,713, as compared to $7,334 during the first nine months of 2020; this constitutes an 87% increase. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Nine months ended September 30, 2021 and 2020

	2021	2020	Change	% Change
Net sales:
U.S. crop	$184,052	$148,630	$35,422	24%
U.S. non-crop	60,563	37,881	22,682	60%
Total U.S.	244,615	186,511	58,104	31%
International	153,448	131,445	22,003	17%
Total net sales:	$398,063	$317,956	$80,107	25%
Cost of sales:
U.S. crop	$105,739	$80,511	$25,228	31%
U.S. non-crop	32,516	19,346	13,170	68%
Total U.S.	138,255	99,857	38,398	38%
International	105,474	96,147	9,327	10%
Total cost of sales:	$243,729	$196,004	$47,725	24%
Gross profit:
U.S. crop	$78,313	$68,119	$10,194	15%
U.S. non-crop	28,047	18,535	9,512	51%
Total U.S.	106,360	86,654	19,706	23%
International	47,974	35,298	12,676	36%
Total gross profit	$154,334	$121,952	$32,382	27%
Gross margin:
U.S. crop	43%	46%
U.S. non-crop	46%	49%
Total U.S.	43%	46%
International	31%	27%
Total gross margin	39%	38%

Our domestic crop business recorded net sales that were 24% above those of nine months of 2020 (to $184,052 from $148,630). Strong crop commodity prices and gradual economic recovery have facilitated steady procurement patterns in the domestic agricultural distribution channel. In Midwest corn, we recorded higher sales of our Impact post-emergent herbicide brands as customers invested to protect their 2021 in-season corn from challenging weeds in order to maximize yield. We also recorded increased sales of our industry leading soil insecticide products, as persistent rootworm and nematode pressure along with concerns about supply chain disruption drove demand for these products. Sales of our cotton products increased significantly, due primarily to a healthy commodity price, intensifying foliar pest pressure, and favorable (cool) autumn weather for our Folex harvest defoliant. Soil fumigant sales remained relatively flat compared to the prior year, as renewed potato and vegetable demand resulting from economic reopening was partially offset by domestic logistical challenges getting these liquid bulk products to end use applicators. Overall, we saw increased sales in virtually every category, including soil insecticides, foliar insecticides, specialty herbicides and growth regulators.

Cost of sales within the domestic crop business increased 31%, as compared to the increase in net sales of 24%. This was driven by strong sales performance, partially offset by reduced factory activity, as compared to the first nine months of 2020. Gross profit rose by 15%.

Our domestic non-crop business recorded a 60% year-over-year increase in net sales (to $60,563 from $37,881). In this category, sales of our Dibrom® mosquito adulticide sales grew significantly, influenced by distribution channel inventory restocking and a steady progression of tropical storm activity throughout 2021. Demand for commercial pest control products improved considerably from 2020 pandemic levels. Revenues for our Envance technologies increased significantly when compared to the first nine months of last year, due primarily to additional license fees and royalties during the first quarter of 2021. Our OHP nursery and ornamental business continued to grow sales, as demand for homeowner garden and landscape products remained strong throughout the first three quarters. Our GemChem pharmaceutical supply business also grew by approximately 50%, benefitting from the rebounding economy.

Cost of sales within the domestic non-crop business increased by 68% on a 60% increase in net sales. Gross profit for domestic non-crop increased by 51%.

Net sales of our international businesses increased by nearly 17% during the first nine months of 2021 (to $153,448 in 2021 from $131,445 in 2020). Strong results in Mexico and Australia contributed significantly to this success. Mexico sales have been driven by continuing demand for granular insecticides, bromacil herbicides and soil fumigants for use on high value vegetable crops. In Australia, the integration of recently acquired AgNova with our existing business in that territory drove sales to more than three-times previous levels. Sales performance was down slightly in Central America due to continued COVID-19 limitations on in-person sales and marketing efforts, and some unfavorable weather in the region earlier this year. In Canada, we have experienced reduced sales of Assure II due to intense price competition. In Brazil, net sales increased during the first nine months, due to a rebound in the agricultural sector following the height of the pandemic.

Cost of sales in our international business increased by 10% driven largely by the 17% increase in net sales. Gross profit for the international businesses increased by 36% during the period compared to the same period in the prior year.

On a consolidated basis, gross profit for the first nine months of 2021 increased by 27% (to $154,334 from $121,952), as a result of improved sales volumes detailed above. Included in this improvement, factory cost recovery performance declined during the first nine months of 2021, as compared to the same period of 2020. Nevertheless, gross margin performance, when expressed as a percentage of sales, rose to 39% from 38%, for the comparable period in 2020.

Operating expenses increased by $23,771 to $132,934 for the nine months ended September 30, 2021, as compared to the same period in 2020. The differences in operating expenses by department are as follows:

	2021	2020	Change	% Change
Selling	$35,184	$31,329	$3,855	12%
General and administrative	46,859	33,649	13,210	39%
Research, product development and regulatory	21,221	18,896	2,325	12%
Freight, delivery and warehousing	29,670	25,289	4,381	17%
	$132,934	$109,163	$23,771	22%

•

Selling expenses increased by $3,855 to end at $35,184 for the nine months ended September 30, 2021, as compared to the same period of 2020. The main drivers were the costs associated with the activities from the businesses acquired in the last quarter of 2020, increased labor costs related to inflation and some key staff additions and, increases in travel and entertainment expenses.  These increased expenses were somewhat offset by the reduction in advertising and promotion costs.

•

General and administrative expenses increased by $13,210 to end at $46,859 for the nine months ended September 30, 2021, as compared to the same period of 2020. The main drivers were the costs in the amount of $2,557 associated with the addition of the entities acquired in the final quarter of 2020, the increase in short-term and long-term incentive compensation of $5,087, additional legal expenses of $2,524 largely arising from the Department of Justice investigation, increased bad debt expenses of $338 for our businesses in Central America, and adverse foreign exchange costs associated with our businesses in Central and South America. Finally, the Australian business we acquired in the final quarter of 2020 has performed above expectations and as a result we recorded an expense of $520 related to the increase to the fair value of the associated contingent consideration.

•

Research, product development costs and regulatory expenses increased by $2,325 to end at $21,221 for the nine months ended September 30, 2021, as compared to the same period of 2020. The main drivers were increases in our domestic product development activities including activities in support of our SIMPAS delivery systems, the activities of our newly acquired businesses and expanded registration expenses for our international businesses.

•

Freight, delivery, and warehousing costs for the nine months ended September 30, 2021 were $29,670 or 7.5% of sales as compared to $25,289 or 8.0% of sales for the same period in 2020. This change reflects increased overall sales offset by a change in the mix of product shipped and associated delivery charges, which are up over 500% in some instances during the period.

During the nine months ended September 30, 2021 and 2020, the Company recorded an increase in the fair value of our equity investment in Clean Seed in the amount of $502 and $281, respectively. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price. Further, the Company recorded an impairment on its equity investment in Bi-PA in the amount of $399 during the three months ended September 30, 2021. There was no such impairment recorded during the same period of the prior year.

During the nine months ended September 30, 2021, a Paycheck Protection Program loan assumed on the acquisition of Agrinos in the fourth quarter of 2020 was fully extinguished with the majority of the balance forgiven and recorded as other income in the Company’s Condensed Consolidated Statements of Operations in the amount of $672.

Interest costs net of capitalized interest were $2,921 in the first nine months of 2021, as compared to $3,804 in the same period of 2020. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$144,405	$2,733	2.5%	$171,203	$3,751	2.9%
Amortization of deferred loan fees	—	230	—	—	219	—
Amortization of other deferred liabilities	—	(6)	—	—	8	—
Other interest (income) expense	—	140	—	—	64	—
Subtotal	144,405	3,097	2.9%	171,203	4,042	3.1%
Capitalized interest	—	(176)	—	—	(238)	—
Total	$144,405	$2,921	2.7%	$171,203	$3,804	3.0%

The Company’s average overall debt for the nine months ended September 30, 2021 was $144,405, as compared to $171,203 for the nine months ended September 30, 2020. During the period, we continued to focus on our usage of revolving debt, while funding working capital for the newly acquired products and businesses. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.7% for the nine months ended September 30, 2021, as compared to 3.0% in 2020.

Income tax expense increased by $3,472 to end at $5,324 for the nine months ended September 30, 2021, as compared to income tax expense of $1,852 for the comparable period in 2020. The effective tax rate for the nine months ended September 30, 2021 was 27.4% as compared to 20.0% for same period last year. For the nine months ended September 30, 2021, the Company benefited from the tax impact of the vesting of certain stock grants and discrete income tax benefit resulting from return to provision adjustments from Hong Kong off-shore activities income exclusion and non-taxable income as a result of reinstatement of an indemnification asset from our international subsidiaries.

The effective tax rate for the nine months ended September 30, 2020, included two discrete income tax benefits. First, the Company assessed its income tax positions to account for the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020. A provision of the act modified the amount of interest deduction allowed and therefore reduced the Company’s 2019 Global Intangible Low Tax Income (“GILTI”) inclusion. Second, the Company benefited from the tax impact of the vesting of certain stock grants activities.

The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our net income for the nine months ended September 30, 2021 was $13,713 or $0.46 per basic and $0.45 per diluted share, as compared to $7,334 or $0.25 per basic and diluted share in the same period of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities used net cash of $174 during the nine months ended September 30, 2021, as compared to providing net cash of $20,424 during the same period of the prior year. Included in the $174 are net income of $13,713, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $20,016, amortization of deferred loan fees of $294 and provision for bad debts in the amount of $1,202. Also included are stock-based compensation of $5,309, adjustment to contingent consideration in the amount of $520, loss from equity method investment of $388, decrease in deferred income taxes of $560, change in value of equity investments of $103, loan principal and interest forgiveness of $672, net foreign currency adjustments of $330 and adjustment to bargain purchase gain on business acquisition of $171. These together provided net cash inflows of $39,606, as compared to $26,996 for the same period of 2020.

During the nine months of 2021, the Company increased working capital by $37,611, as compared to an increase of $4,950 during the same period of the prior year. Included in this change: inventories increased by $4,352, as compared to $16,941 for the same period of 2020. Deferred revenue decreased by $38,272, as compared to $1,079 in the same period of 2020, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $7,769, as compared to decreasing by $1,759 in the same period of 2020. Accounts receivables increased by $42,979, as compared to $5,089 in the same period of 2020. This is primarily driven by increased consolidated sales particularly during the three months ended September 30, 2021, which included the impact of the new businesses acquired in the last year. Prepaid expenses increased by $2,194, as compared to $532 in the same period of 2020. Income tax receivable decreased by $2,031, as compared to $873 in the prior year. Accrued programs increased by $33,982, as compared to $20,058 in the prior year. Finally, other payables and accrued expenses increased by $4,025, as compared to decreasing by $2,117 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our mix of sales and customers in the first nine months of 2021, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first nine months of 2021, the Company made accruals for programs in the amount of $59,267 and payments in the amount of $25,353. During the first nine months of the prior year, the Company made accruals in the amount of $42,254 and made payments in the amount of $22,208.

Cash used for investing activities for the nine months ended September 30, 2021 and 2020 was $18,431 and $14,120, respectively. The Company spent $7,963 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure, made a product line acquisition of $10,000, intangible assets of $285, and an investment of $183, during the first nine months of 2021. During the same period of the prior year, the Company spent $8,988 on fixed assets acquisitions, intangible assets of $3,942, and $1,190 in an equity investment.

During the nine months ended September 30, 2021, financing activities provided $19,974, as compared to using $3,082 in the same period of the prior year. This is principally from the increased borrowings on the Company’s senior credit facility. In the first nine months of 2021, the Company paid dividends to stockholders amounting to $1,789, as compared to $1,168 in the same period of 2020. In addition, the Company made payments on contingent consideration in the amount of $250, as compared to $1,227 in the same period of 2020.

The Company has a revolving line of credit that is shown as long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2021	December 31, 2020
Revolving line of credit	$137,300	$107,900
Deferred loan fees	(972)	(458)
Net long-term debt	$136,328	$107,442

As of September 30, 2021, the Company was compliant with all covenants to its credit agreement. Also, as of September 30, 2021, the Company’s total Funded Debt amounted to $137,300. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement) amounted to $66,364, which results in a leverage ratio of 2.07, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. As of September 30, 2021, the Company had the capacity to increase its borrowings by up to $94,973, according to the terms thereof. This compares to an available borrowing capacity of $44,500 as of September 30, 2020. As of December 31, 2020, the Company had borrowing capacity of $86,736. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2020, and note 10 to the Condensed Consolidated Financial Statements.

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

As of September 30, 2021, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2021, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

The COVID-19 pandemic is creating risk, uncertainties and adverse conditions in many industries both here and abroad.  The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. While the Company did not incur significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2021, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Disruption in the global supply chain is creating delays, unavailability and adverse conditions for our industry, including significant price increases especially with regard to ocean bound shipments. With the prolongation of the coronavirus pandemic, the global supply chain has been under increased stress stemming from container shortages, a lack of domestic truck drivers and a shift in consumer buying habits. Consequently, ocean cargo both inbound to, and, in some cases, outbound from, the US has experienced significant delays, while domestic ports and regional warehouses have been filled beyond capacity. At this stage, it is estimated that about 15% of the world’s ocean cargo is being held up in vessels waiting for port clearance or in storage sites en route to its destination. To date, the Company has been able to source and route products in a manner that has enabled it to avoid material disruption in the supply of raw materials, intermediates, finished goods and packaging. However, there is no guarantee that the supply chain condition will improve any time soon or that the company will continue to avoid material disruption. Such disruption could have a material adverse effect on the company’s operations or financial condition.

Item 2.	Purchases of Equity Securities by the Issuer

On August 30, 2021, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate amount of 300,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding six months. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The Shares Repurchase Program may be suspended or discontinued at any time.

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended September 30, 2021 under the share repurchase program. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid
August 31, 2021	78,300	$15.37	$1,203
September 30, 2021	221,700	$15.23	$3,376
Total number of shares repurchased	300,000	$15.26	$4,579

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Form of Change-in-Control Agreement dated as of September 21, 2021 between American Vanguard and certain officers, including Named Executive Officers.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 8, 2021	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 8, 2021	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer