Form 10-Q
period 2022-03-31
AMERICAN VANGUARD CORP
filed 2022-05-04
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 001-13795

AMERICAN VANGUARD CORPORATION

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

4695 MacArthur Court, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 260-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	AVD	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.10 Par Value—30,813,295 shares as of April 27, 2022.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2022	2021
Net sales	$149,435	$116,155
Cost of sales	(88,242)	(71,024)
Gross profit	61,193	45,131
Operating expenses	(46,444)	(41,444)
Adjustment to bargain purchase gain on business acquisition	—	(33)
Operating income	14,749	3,654
Change in fair value of an equity investment	83	1,066
Other income	—	672
Interest expense, net	(398)	(946)
Income before provision for income taxes and loss on equity method investment	14,434	4,446
Income tax expense	(4,499)	(1,362)
Income before loss from equity method investment	9,935	3,084
Loss from equity method investment	—	(13)
Net income	$9,935	$3,071
Earnings per common share—basic	$0.33	$0.10
Earnings per common share—assuming dilution	$0.33	$0.10
Weighted average shares outstanding—basic	29,677	29,737
Weighted average shares outstanding—assuming dilution	30,349	30,523

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31
	2022	2021
Net income	$9,935	$3,071
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	7,080	(2,503)
Comprehensive income	$17,015	$568

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$17,841	$16,285
Receivables:
Trade, net of allowance for doubtful accounts of $4,446 and $3,938, respectively	183,505	149,326
Other	11,073	9,595
Total receivables, net	194,578	158,921
Inventories	168,049	154,306
Prepaid expenses	13,644	12,488
Total current assets	394,112	342,000
Property, plant and equipment, net	67,440	66,111
Operating lease right-of-use assets	24,950	25,386
Intangible assets, net of applicable amortization	196,365	197,841
Goodwill	49,077	46,260
Other assets	15,500	16,292
Deferred income tax assets, net	17	270
Total assets	$747,461	$694,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$1,437	$802
Accounts payable	77,704	67,140
Customer prepayments	18,542	63,064
Accrued program costs	87,962	63,245
Accrued expenses and other payables	23,412	20,745
Income taxes payable	6,050	3,006
Operating lease liabilities, current	5,035	5,059
Total current liabilities	220,142	223,061
Long-term debt, net	98,309	52,240
Operating lease liabilities, long term	20,301	20,780
Other liabilities, net of current installments	6,011	5,335
Deferred income tax liabilities, net	20,075	20,006
Total liabilities	364,838	321,422
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,091,876 shares at March 31, 2022 and 34,248,218 shares at December 31, 2021	3,410	3,426
Additional paid-in capital	101,291	101,450
Accumulated other comprehensive loss	(6,704)	(13,784)
Retained earnings	313,584	304,385
Less treasury stock at cost, 3,693,444 shares at March 31, 2022 and 3,361,040 shares at December 31, 2021	(28,958)	(22,739)
Total stockholders’ equity	382,623	372,738
Total liabilities and stockholders' equity	$747,461	$694,160

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2022 and March 31, 2021

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2021	34,248,218	$3,426	$101,450	$(13,784)	$304,385	3,361,040	$(22,739)	$372,738
Stocks issued under ESPP	26,751	2	434	—	—	—	—	436
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(736)	—	—	(736)
Foreign currency translation adjustment, net	—	—	—	7,080	—	—	—	7,080
Stock-based compensation	—	—	1,563		—	—	—	1,563
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,093)	(18)	(2,156)	—	—	—	—	(2,174)
Shares repurchased	—	—	—	—	—	332,404	(6,219)	(6,219)
Net income	—	—	—	—	9,935	—	—	9,935
Balance, March 31, 2022	34,091,876	$3,410	$101,291	$(6,704)	$313,584	3,693,444	$(28,958)	$382,623

Balance, December 31, 2020	33,922,433	$3,394	$96,642	$(9,322)	$288,182	3,061,040	$(18,160)	$360,736
Stocks issued under ESPP	25,120	2	338	—	—	—	—	340
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(596)	—	—	(596)
Foreign currency translation adjustment, net	—	—	—	(2,503)	—	—	—	(2,503)
Stock-based compensation	—	—	1,792		—	—	—	1,792
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(73,231)	(7)	(2,787)	—	—	—	—	(2,794)
Net income	—	—	—	—	3,071	—	—	3,071
Balance, March 31, 2021	33,874,322	$3,389	$95,985	$(11,825)	$290,657	3,061,040	$(18,160)	$360,046

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2022	2021
Cash flows from operating activities:
Net income	$9,935	$3,071
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of fixed and intangible assets	5,230	5,403
Amortization of other long-term assets	1,173	1,200
Loss on disposal of property, plant and equipment	77	—
Accretion of discounted liabilities and deferred loan fees	75	99
Provision for bad debts	494	682
Loan principal and interest forgiveness	—	(672)
Fair value adjustment of contingent consideration	599	—
Stock-based compensation	1,563	1,792
Decrease in deferred income taxes	207	(269)
Change in fair value of an equity investment	(83)	(1,066)
Other	—	46
Net foreign currency adjustment	(261)	194
Changes in assets and liabilities associated with operations:
Increase in net receivables	(33,660)	(30,482)
Increase in inventories	(11,738)	(9,615)
Increase in prepaid expenses and other assets	(800)	(1,052)
Decrease in income tax receivable/payable, net	3,046	638
Decrease in net operating lease liability	(67)	(18)
Increase in accounts payable	9,677	2,223
Decrease in customer prepayments	(44,528)	(11,293)
Increase in accrued program costs	24,601	7,770
Increase (decrease) in other payables and accrued expenses	2,145	(1,187)
Net cash used in operating activities	(32,315)	(32,536)
Cash flows from investing activities:
Capital expenditures	(3,294)	(2,904)
Proceeds from disposal of property, plant and equipment	54	—
Intangible assets	(1,010)	(41)
Net cash used in investing activities	(4,250)	(2,945)
Cash flows from financing activities:
Net borrowings under line of credit agreement	46,000	35,900
Net receipt from the issuance of common stock under ESPP	436	340
Net receipt from the exercise of stock options	—	67
Payment for tax withholding on stock-based compensation awards	(2,174)	(2,861)
Repurchase of common stock	(6,219)	—
Payment of cash dividends	(594)	(592)
Net cash provided by financing activities	37,449	32,854
Net increase (decrease) in cash and cash equivalents	884	(2,627)
Effect of exchange rate changes on cash and cash equivalents	672	469
Cash and cash equivalents at beginning of period	16,285	15,923
Cash and cash equivalents at end of period	$17,841	$13,765

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three-months ended March 31, 2022 and 2021. During the three-month period ended March 31, 2022, the Company experienced strong demand for its domestic crop and international products, significant favorable movements on foreign exchange rates and, generally more normal business activities including face-to-face meetings with customers and suppliers etc. The Company established a pandemic working group at the start of the COVID-19 pandemic.

Looking forward, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience since the start of the pandemic, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including some continuing volatility in foreign exchange markets, supply-chain disruptions in certain markets, and increased costs of employee safety, among others.

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

The operating lease expense for the three months ended March 31, 2022 and 2021 was $1,604 and $1,454, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,674	$1,465
ROU assets obtained in exchange for new liabilities	$926	$376

Weighted-average remaining lease term (in years)	6.52	4.53
Weighted-average discount rate	4.01%	3.83%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 were as follows:

2022 (excluding three months ended March 31, 2022)	$4,455
2023	5,113
2024	4,340
2025	3,877
2026	2,972
Thereafter	8,291
Total lease payments	$29,048
Less: imputed interest	3,712
Total	$25,336

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$5,035
Operating lease liabilities, long term	$20,301

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

	Three Months Ended March 31,
	2022	2021
Net sales:
U.S. crop	$88,193	$54,755
U.S. non-crop	13,396	17,453
Total U.S.	101,589	72,208
International	47,846	43,947
Total net sales:	$149,435	$116,155
Timing of revenue recognition:
Goods and services transferred at a point in time	$149,329	$115,971
Goods and services transferred over time	106	184
Total net sales:	$149,435	$116,155

Contract assets amounted to $3,450 and $3,900 at March 31, 2022 and December 31, 2021, respectively, and are included in other receivables on the condensed consolidated balance sheets and relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three months ended March 31, 2022, that was included in customer prepayments at the beginning of 2022, was $44,528. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2022.

4. Property, Plant and Equipment — Property, plant and equipment at March 31, 2022 and December 31, 2021 consists of the following:

	March 31, 2022	December 31, 2021
Land	$2,756	$2,756
Buildings and improvements	19,814	19,844
Machinery and equipment	132,440	132,159
Office furniture, fixtures and equipment	10,189	10,094
Automotive equipment	1,713	1,832
Construction in progress	11,231	8,199
Total	178,143	174,884
Less accumulated depreciation	(110,703)	(108,773)
Property, plant and equipment, net	$67,440	$66,111

The Company recognized depreciation expense related to property and equipment of $2,103 and $2,171 for the three months ended March 31, 2022 and 2021, respectively.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories consist of the following:

	March 31, 2022	December 31, 2021
Finished products	$143,396	$138,159
Raw materials	24,653	16,147
Inventories	$168,049	$154,306

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three Months Ended March 31
	2022	2021	Change	% Change
Net sales:
U.S. crop	$88,193	$54,755	$33,438	61%
U.S. non-crop	13,396	17,453	(4,057)	-23%
Total U.S.	101,589	72,208	29,381	41%
International	47,846	43,947	3,899	9%
Total net sales:	$149,435	$116,155	$33,280	29%
Gross profit:
U.S. crop	$40,345	$21,271	$19,074	90%
U.S. non-crop	5,965	9,383	(3,418)	-36%
Total U.S.	46,310	30,654	15,656	51%
International	14,883	14,477	406	3%
Total gross profit:	$61,193	$45,131	$16,062	36%
Gross margin:
U.S. crop	46%	39%
U.S. non-crop	45%	54%
Total U.S.	46%	42%
International	31%	33%
Gross margin:	41%	39%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, volume incentives or other key performance driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration.  Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts that are expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume-driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three months ended March 31, 2022 and 2021, respectively.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 14, 2022	March 25, 2022	April 15, 2022	$0.025	$736
December 13, 2021	December 27, 2021	January 10, 2022	$0.020	$594
March 10, 2021	March 15, 2021	April 15, 2021	$0.020	$596
December 7, 2020	December 23, 2020	January 6, 2021	$0.020	$592

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$9,935	$3,071
Denominator:
Weighted average shares outstanding-basic	29,677	29,737
Dilutive effect of stock options and grants	672	786
Weighted average shares outstanding-diluted	30,349	30,523

For the three months ended March 31, 2022 and 2021, no stock options were excluded from the computation of diluted earnings per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. The Company has no short-term debt as of March 31, 2022 and December 31, 2021.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2022	December 31, 2021
Revolving line of credit	$99,300	$53,300
Deferred loan fees	(991)	(1,060)
Total indebtedness	$98,309	$52,240

The Company’s main bank is Bank of the West, a wholly-owned subsidiary of the French bank, BNP Paribas. Bank of the West has been the Company’s bank for more than 40 years and is the syndication manager for the Company’s loans.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Borrower Agent (including the Company and AMVAC BV), as  Borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as administrative agent, documentation agent, syndication agent, collateral agent, sole lead arranger and book runner, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. The Credit Agreement amended and restated the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of September 30, 2024, and a Fixed Charge Coverage Ratio of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50 million do not require Agent consent. Distributions to the Company’s shareholders are limited to net income for the four fiscal quarter period ending on the fiscal quarter immediately prior to the fiscal quarter in which the current distribution was declared.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). To the extent that LIBOR is discontinued during its term, the Credit Agreement includes a rate that approximates LIBOR. Interest payments for LIBOR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- months, as selected by the borrower) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on March 31, 2022 was 1.83%.

As of March 31, 2022, the Company was compliant with all covenants of its Credit Agreement. As of March 31, 2022, based on its performance against the most restrictive covenants in the Credit Agreement, the Company had the capacity to increase its borrowings by up to $166,165, according to the terms thereof. This compares to an available borrowing capacity of $178,705 as of December 31, 2021 and $50,993 as of March 31, 2021. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and on a proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the Consolidated Funded Debt Ratio).

As of the date it was acquired by the Company in October 2020, Agrinos had an existing Paycheck Protection Program (PPP) loan in the amount of $705. This PPP loan was granted on April 27, 2020. On January 7, 2021, the Small Business Administration forgave $667 in principal and $5 in interest of this PPP loan. As a result, the PPP loan was extinguished on January 7, 2021 and the total amount forgiven of $672 was recorded as other income in the Company’s condensed consolidated statements of operations and represents a non-cash financing activity on the condensed consolidated statement of cash flows for the three months ended March 31, 2021.

11. Reclassifications — Certain items have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2022 presentation.

12. Comprehensive Income — Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three-month periods ended March 31, 2022 and 2021, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months Period	Unamortized Stock-Based Compensation as of March 31	Remaining Weighted Average Period (years)
March 31, 2022
Time-Based Restricted Stock	$993	$5,411	1.7
Unrestricted Stock	117	78	0.2
Performance-Based Restricted Stock	453	2,319	1.7
Total	$1,563	$7,808

March 31, 2021
Time-Based Restricted Stock	$1,057	$5,703	1.8
Unrestricted Stock	110	73	0.2
Performance-Based Restricted Stock	625	2,698	1.8
Total	$1,792	$8,474

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three months ended March 31, 2022 and 2021.

Restricted and Unrestricted Stock — A summary of nonvested time based restricted and unrestricted stock is presented below:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	817,290	$17.04	820,624	$16.64
Vested	(230,080)	17.31	(197,615)	19.91
Forfeited	(24,109)	17.10	(11,580)	16.95
Nonvested shares at March 31st	563,101	$16.93	611,429	$15.57

Performance-Based Restricted Stock — A summary of nonvested performance-based stock is presented below:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	379,061	$16.43	391,771	$16.26
Additional granted (forfeited) based on performance achievement	(41,088)	16.56	71,180	20.53
Vested	(78,704)	17.18	(175,087)	19.78
Forfeited	(7,074)	16.77	(505)	19.26
Nonvested shares at March 31st	252,195	$16.17	287,359	$15.16

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable.

Incentive Stock Option Plans

There was no activity for the three months ended March 31, 2022. There were 108,036 of incentive stock options outstanding as of March 31, 2022, with an exercise price per share of $11.49 and a remaining life of 33 months.

Activity of the incentive stock option plans for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	123,087	$11.48
Options exercised	(5,838)	11.49
Balance outstanding, March 31, 2021	117,249	$11.48

Outstanding at March 31, 2021, summarized by exercise price:

	Outstanding Weighted Average
Exercise Price Per Share	Shares	Remaining Life (Months)	Exercise Price
Incentive Stock Option Plan:
	7,200	3	$11.32
	110,049	45	$11.49
	117,249		$11.48

Performance Incentive Stock Option Plan

There was no activity for the three months ended March 31, 2022 and 2021. There were 114,658 of performance incentive stock options outstanding as of March 31, 2022 and 2021, with an exercise price per share of $11.49 and a remaining life of 33 and 45 months, respectively.

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2021, except as described below.

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

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the Environmental Protection Agency (“EPA”) in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified evidence that it contends supports alleged violations with respect to both the Company and the individual target. As part of discussions regarding possible resolution, in October 2021, the Company presented its evaluation of the legal and factual issues raised by the government (which do not include any allegations of harm to human health or the environment) to both DOJ and USEPA. Further, three corporate witnesses were interviewed by the grand jury in Mobile, Alabama in February 2022. Following that interview, the individual target entered into a plea agreement which is expected to be entered with the court having jurisdiction in this matter in August 2022. At this stage, the Company is evaluating the legal and factual issues raised by the government and is engaged in discussions with DOJ regarding possible resolution.

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

Harold Reed v. AMVAC et al.  During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs, Harold Reed (an applicator) and 819596 Alberta Ltd. dba Jem Holdings (an application equipment rental company), allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta on April 2, 2014. Four other related matters were subsequently consolidated into this case (alleging loss of potatoes, damage to equipment, damage to Quonset huts and loss of business income). The parties have exchanged written discovery, and depositions of persons most knowledgeable took place during the first quarter of 2019. Citing the length of the cases’ pendency and the expense, in December 2019, plaintiff Reed voluntarily dismissed two actions (160600211 and 160600237) for no consideration. Over the course of 2020, discovery was completed, and the parties held a  mediation on March 11, 2021; however, no settlement was reached. The parties have set a second mediation to occur in August 2022. The Company continues to believe that it is not primarily at risk but that a loss is probable and reasonably estimable and, to that end, has recorded a loss contingency in an amount that is not material to its financial performance or operations cash flows.

15. Recent Issued Accounting Guidance

Accounting Standards Adopted

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance.” The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. Effective January 1, 2022, the Company adopted ASU No. 2021-10 on a prospective basis. The adoption of this standard was not material to the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a significant impact on its consolidated financial statements and plans to adopt the standard effective January 1, 2023.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

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

Three months ended March 31, 2022
Balance, December 31, 2021	$786
Fair value adjustment	599
Accretion of discounted liabilities	6
Foreign exchange effect	46
Balance, March 31, 2022	$1,437
Three months ended March 31, 2021
Balance, December 31, 2020	$2,468
Payment on contingent consideration	(250)
Accretion of discounted liabilities	16
Foreign exchange effect	(29)
Balance, March 31, 2021	$2,205

The current portion of the contingent consideration in the amount of $1,437 and $750 is included in current installments of other liabilities and the long-term portion in the amount of $0 and $1,455 is included in other liabilities on the condensed consolidated balance sheets as of March 31, 2022 and 2021, respectively.

17. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2021	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($48)	7,080
Balance, March 31, 2022	$(6,704)

Balance, December 31, 2020	(9,322)
Foreign currency translation adjustment, net of tax effects of $1,179	(2,503)
Balance, March 31, 2021	$(11,825)

18. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2022 and 2021, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three months ended March 31, 2022 and 2021. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,884 as of March 31, 2022 and December 31, 2021.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $1,599 and $1,516 as of March 31, 2022 and December 31, 2021, respectively, and the Company recorded a gain of $83 and $1,066 for the three months ended March 31, 2022 and 2021, respectively. The investment is recorded within other assets on the condensed consolidated balance sheets.

19. Income Taxes — Income tax expense was $4,499 for the three months ended March 31, 2022, as compared to $1,362 for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was 31.2% as compared to 30.6% of the same period last year, and is based on the rates in the jurisdictions in which the Company operates. The rate has increased compared to prior year reflecting mix of income in different jurisdictions and partially offset by an increased benefit from the tax impact of the vesting of certain stock grants. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (“TCJA”) of 2017 amends Internal Revenue Code Section 174 costs wherein research and development expenditures will no longer be deducted in the tax year that such costs are incurred but must now be capitalized and amortized over either a five- or fifteen-year period, depending on the location of the activities performed. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

20. Stock Re-purchase Program — On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding one year at a price not to exceed $20 per share, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended March 31, 2022. There were no such purchases during the three months ended March 31, 2021.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2022	332,404	$18.71	$6,219	667,596
Total number of shares repurchased	332,404	$18.71	$6,219	667,596

21. Supplemental Cash Flow Information

	For the three months ended March 31
Cash paid during the period:	2022	2021
Interest	$387	$890
Income taxes, net	$1,454	$1,254
Non-cash transactions:
ROU assets in exchange for lease liabilities	$926	$376
Deferred consideration in connection with business acquisitions:	$599	$—
Cash dividends declared and included in accrued expenses	$736	$596

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Annual Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 3., Quantitative and Qualitative Disclosures about Market Risk, and Part II, Item 1A., Risk Factors, in this Quarterly Report on Form 10-Q.

MANAGEMENT OVERVIEW

Overview of the Company’s Performance

For the agriculture industry, the first quarter of 2022 marked the entry into the second year of an upcycle, following a multi-year downcycle. Domestic commodity prices were buoyed up by this upcycle, and the farm economy showed marked improvement, in spite of supply chain disruptions that carried over from 2021. Further, the invasion of Ukraine, which is a major exporter of corn, wheat and sunflower oil, coupled with likely restrictions on Russia’s export of fertilizers (primarily ammonia and urea) have provided an additional updraft to agricultural commodity pricing globally and the farm economy domestically. At the same time, the novel coronavirus (COVID-19) pandemic has receded significantly in many countries. As more fully described below, the Company’s domestic crop business net sales surged 61% with strong commodity prices, a positive outlook for the farm economy and robust procurement activity by the distribution channel. Within this context, the Company’s overall operating results for the first three months of 2022 improved considerably, as compared with those of the same period of 2021. Net sales increased by 29% ($149,435 as compared to $116,155) and net income increased more than threefold (to $9,935 from $3,071).

On a consolidated basis, domestic sales rose 41% and international sales increased 9%, resulting in an overall net sales improvement of 29%. In comparison, cost of sales increased by 24% or $17,218. This lower comparative increase was a result of a favorable mix of higher-margin products in the first quarter of 2022, as compared to the same period of the prior year. Cost of sales were 59% of sales in 2022, as compared to 61% for the same period of 2021. These factors, taken together, yielded a 36% increase in gross profit (to $61,193 from $45,131 in the comparable quarter of 2021), while overall gross margin percent improved to 41% from 39% quarter-over-quarter.

Operating expenses declined to 31% of net sales (or $46,444), as compared to 36% (or $41,444) in the same period of the prior year indicating greater economies of scale for the period.

Operating income for the period increased four-fold (to $14,749 from $3,654), driven by the strong sales increase, improved gross margin percentage and proportionately lower operating expenses. The Company recorded significantly lower interest expense during the quarter on significantly lower average levels of debt, as a result of working capital management in part driven by strong support from some of our biggest customers participating in early pay programs. These factors yielded net income for the period of $9,935, a three-fold increase compared to $3,071 in the first quarter of 2021. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	For the three months ended March 31,
	2022	2021	Change	% Change
Net sales:
U.S. crop	$88,193	$54,755	$33,438	61%
U.S. non-crop	13,396	17,453	(4,057)	-23%
Total U.S.	101,589	72,208	29,381	41%
International	47,846	43,947	3,899	9%
Total net sales:	$149,435	$116,155	$33,280	29%
Cost of sales:
U.S. crop	$47,848	$33,484	$14,364	43%
U.S. non-crop	7,431	8,070	(639)	-8%
Total U.S.	55,279	41,554	13,725	33%
International	32,963	29,470	3,493	12%
Total cost of sales:	$88,242	$71,024	$17,218	24%
Gross profit:
U.S. crop	$40,345	$21,271	$19,074	90%
U.S. non-crop	5,965	9,383	(3,418)	-36%
Total U.S.	46,310	30,654	15,656	51%
International	14,883	14,477	406	3%
Total gross profit:	$61,193	$45,131	$16,062	36%
Gross margin:
U.S. crop	46%	39%
U.S. non-crop	45%	54%
Total U.S.	46%	42%
International	31%	33%
Gross margin:	41%	39%

Our domestic crop business recorded net sales that were 61% higher than those of the first quarter 2021 ($88,193 as compared to $54,755). During the first quarter, we saw strong demand in the domestic market, as elevated crop commodity prices caused growers and retailers to increase their purchases of crop protection inputs. In addition, in response to significant increases in freight costs, we have collected freight surcharges from our customers. Among our corn products, sales of our granular soil insecticides, including Aztec®, SmartChoice®, Force®, and Counter®, were up significantly as growers sought to control rootworm and nematode pressure. Sales of our Impact® herbicide brands increased sharply, as the introduction of two new products, ImpactCore and Sinate, broadened the application window for managing hard-to-control weeds. Our expanded portfolio of soybean herbicides recorded higher sales, as compared to the same quarter in 2021, and our soil insecticide Thimet also posted stronger sales for use in sugarcane, peanuts and sugar beets. By contrast, we experienced a decline in net sales of our soil fumigants versus the prior year due in part to continuing water allocation restrictions in California.

Cost of sales within the domestic crop business increased by 43% (from $33,484 in 2021 to $47,848 in 2022) as a result of increased volumes and raw material cost increases as compared to the first quarter of 2021. Included in raw material price increases were significant increases in in-bound freight costs. Nevertheless, with significant price increases and favorable factory performance, domestic crop generated a 90% increase in gross profit (from $21,271 in the first quarter of 2021 to $40,345 this year).

Our domestic non-crop business posted lower net sales in the first quarter 2022 compared to the same period in the prior year (down 23% to $13,396 from $17,453). In this category, our Dibrom® mosquito adulticide and our pest strips business sales both posted relatively flat sales compared to the same quarter of the prior year. Royalty and license fees for our Envance proprietary solutions were $3,000 lower than the first quarter of last year, during which the Company received an up-front license payment; in later periods, payments will take the form of either a minimum royalty or a royalty based upon product sales. In addition, we recorded slightly lower net sales from our nursery and ornamental business and the pharmaceutical products of our GemChem business.

Cost of sales within the domestic non-crop business declined by about 8% in the first quarter 2022 compared to the same period in the prior year (from $8,070 to $7,431). As a result of the decline in net sales, gross profit for domestic non-crop decreased by 36% (from $9,383 in 2021 to $5,965 in 2022).

Net sales of our international businesses rose by about 9% during the period ($47,846 in 2022 vs. $43,947 in 2021). These businesses benefited from sales increases in soil fumigants, foliar insecticides, soil insecticides and fungicides offset somewhat by chain disruption affecting shipments of bromacil herbicides to Japan. We posted sales increases in the Central American market through our AgriCenter group and enjoyed improved demand for our Assure II herbicide in Canada.  Our Australian and Brazilian businesses both delivered slightly lower sales versus the prior year, but the gross profit margins of both businesses improved, as they focused on a more profitable product mix. The international business of Agrinos continued to grow approximately 25%, contributing to the overall expansion of our Green Solutions portfolio.

Cost of sales in our international business increased by 12% (from $29,470 in 2021 to $32,963 in 2022), primarily driven by cost increases of third-party products that we distribute, and increased logistics and freight costs. Gross profit for the international businesses increased by about 3% (to $14,883 in 2022 from $14,477 in 2021).

On a consolidated basis, gross profit for the first quarter of 2022 increased by 36% (from $45,131 in 2021 to $61,193 in 2022). Increased sales volume, improved product mix and price increases, partially offset by raw material cost increases and supply chain challenges, all factored into shaping this improved profitability. Overall gross margin percentage ended at 41% in the first quarter of 2022, as compared to 39% in the first quarter of the prior year.

Operating expenses increased by $5,000 or 12% to $46,444 for the three months ended March 31, 2022, as compared to the same period in 2021. The differences in operating expenses by department are as follows:

	2022	2021	Change	% Change
Selling	$11,085	$11,133	$(48)	0%
General and administrative	18,433	15,848	2,585	16%
Research, product development and regulatory	6,970	6,616	354	5%
Freight, delivery and warehousing	9,956	7,847	2,109	27%
	$46,444	$41,444	$5,000	12%

•

Selling expenses remained essentially flat compared with the same period of the prior year ending at $11,085 for the three months ended March 31, 2022. This included increased costs associated with travel expenses as the business continues to build back to normal face to face contact with customers, increased spending on advertising and promoting the Company’s products offset by the beneficial movements in some key exchange rates.

•

General and administrative expenses increased by $2,585 to end at $18,433 for the three months ended March 31, 2022, as compared to the same period of 2021. The main drivers were the business performance driven increase in incentive compensation, a charge for deferred consideration related to the acquisition of a business in 2020, and some additional wage and travel expenses in support of both getting back to business as usual and the strong growth in our business activities.

•

Research, product development costs and regulatory expenses increased by $354 to end at $6,970 for the three months ended March 31, 2022, as compared to the same period of 2021. The main drivers were increased costs associated with the commercialization of our SIMPAS delivery system. These costs were partially offset by comparatively lower spending on regulatory projects.

•

Freight, delivery and warehousing costs for the three months ended March 31, 2022 were $9,956 or 6.6% of sales as compared to $7,847 or 6.8% of sales for the same period in 2021. This change was primarily driven by the mix of product shipped and associated delivery destinations during the period.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded positive fair value adjustments in the amount of $83 and $1,066 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2021, a Paycheck Protection Program loan assumed on the acquisition of Agrinos in the fourth quarter of 2020 was fully extinguished with the majority of the balance forgiven and recorded as other income in the Company’s condensed consolidated statements of operations in the amount of $672. There was no similar adjustment in the three months ended March 31, 2022.

Interest costs net of capitalized interest were $398 in the first three months of 2022, as compared to $946 in the same period of 2021. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2022			Q1 2021
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$85,756	$401	1.9%	$125,299	$860	2.7%
Amortization of deferred loan fees	—	69	—	—	80	—
Amortization of other deferred liabilities	—	6	—	—	18	—
Other interest (income) expense	—	9	—	—	48	—
Subtotal	$85,756	$485	2.3%	$125,299	$1,006	3.2%
Capitalized interest	—	(87)	—	—	(60)	—
Total	$85,756	$398	1.9%	$125,299	$946	3.0%

The Company’s average overall debt for the three months ended March 31, 2022 was $85,756, as compared to $125,299 for the three months ended March 31, 2021. Our borrowings in the three months ended March 31, 2022 were lower mainly due to the increased participation from our biggest customers in our 2021 year-end early pay program and the comparatively lower level of acquisition activity over the last twelve months, as compared to the twelve months to March 2021. These positive cash changes were partly offset by investment in expanded working capital as our business continues to grow strongly. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 1.9% for the three months ended March 31, 2022, as compared to 2.7% in 2021.

Income tax expense increased by $3,137 to $4,499 for the three months ended March 31, 2022, as compared to $1,362 for the comparable period in 2021. The effective tax rate for the three months ended March 31, 2022 and 2021 was 31.2% and 30.6%, respectively. The rate has increased compared to prior year reflecting a mix of income in different jurisdictions and partially offset by an increased benefit from the tax impact of the vesting of certain stock grants. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (“TCJA”) of 2017 amends Internal Revenue Code Section 174 costs wherein research and development expenditures will no longer be deducted in the tax year that such costs are incurred but must now be capitalized and amortized over either a five- or fifteen-year period, depending on the location of the activities performed. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our overall net income for the first three months of 2022 was $9,935 or $0.33 per basic and diluted share, as compared to $3,071 or $0.10 per basic and diluted share in the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $32,315 in operating activities during the three months ended March 31, 2022, as compared to $32,536 during the three months ended March 31, 2021. Included in the $32,315 are net income of $9,935, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $6,403, loss on sales of property, plant and equipment of $77, accretion of discounted liabilities and amortization of deferred loan fees of $75 and provision for bad debts in the amount of $494. Also included are stock-based compensation of $1,563, decrease in deferred income taxes of $207, change in equity investment fair value of $83, adjustment in fair value of contingent consideration of $599 and net change in foreign currency adjustment of $261. These together provided net cash inflows of $19,009, as compared to $10,480 for the same period of 2021. The TCJA amendment requires taxpayers to capitalize and amortize all research and development expenditures over five years for domestic and fifteen years for foreign, for tax years beginning after December 31, 2021. Therefore, the Company anticipates paying more in taxes due to aforementioned provision. There is congressional support in proposed legislation to retroactively postpone the effective date of capitalizing and amortizing the research and development expenditures, but it is uncertain if such deferral will pass.

During the first three months of 2022, the Company increased net working capital by $55,031, as compared to $38,589 during the same period of the prior year. Included in this change: inventories increased by $11,738, as compared to $9,615 for the first quarter of 2021. Customer prepayments decreased by $44,528, as compared to $11,293 in the same period of 2021, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $9,677, as compared to $2,223 in the same period of 2021. Accounts receivables increased by $33,660, as compared to $30,482 in the same period of 2021. This is primarily driven by the strong growth in domestic consolidated net sales, as compared to the same period of the prior year. Prepaid expenses increased by $800, as compared to $1,052 in the same period of 2021. Income tax receivable decreased by $3,046, as compared to $638 in the prior year. Accrued programs increased by $24,601, as compared to $7,770 in the prior year, as a result of both higher sales and the mix of those sales including products with higher program elements incorporated in pricing. Finally, other payables and accrued expenses increased by $2,145, as compared to a decrease of $1,187 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our level and mix of sales and customers in the first quarter of 2022, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2022, the Company made accruals for programs in the amount of $40,469 and made payments in the amount of $15,752. During the first quarter of the prior year, the Company made accruals in the amount of $18,815 and made payments in the amount of $11,060.

Cash used for investing activities was $4,250 for the three months ended March 31, 2022, as compared to $2,945 for the three months ended March 31, 2021. The Company spent $3,294 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure, partly offset by proceeds on sale of property, plant and equipment of $54.  In addition, the Company made a payment of $1,000 to Clean Seed to amend a license agreement whereby ongoing sales-based royalty payments were replaced by fully paid, royalty-free rights, and spent $10 on patents for the Envance technology business.

During the three months ended March 31, 2022, financing activities provided $37,449, as compared to $32,854 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $46,000 in the first quarter of 2022, as compared to $35,900 in the same period of the prior year. The Company paid dividends to stockholders amounting to $594 during the three months ended March 31, 2022, as compared to $592 in the same period of 2021. The Company paid $6,219 for the repurchase of 332,404 of shares of its common stock during the three months ended March 31, 2022. There were no such purchases during the three months ended March 31, 2021. Lastly, in exchange for shares of common stock returned by employees, we paid $2,174 and $2,861 for tax withholding on stock-based compensation awards during the three months ended March 31, 2022 and 2021, respectively.

The Company has a revolving line of credit shown as long-term debt in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. The debt is summarized in the following table:

Long-term indebtedness	March 31, 2022	December 31, 2021
Revolving line of credit	$99,300	$53,300
Deferred loan fees	(991)	(1,060)
Total indebtedness	$98,309	$52,240

As of March 31, 2022, the Company is compliant with all covenants in its Credit Agreement. As of March 31, 2022, based on its performance against the most restrictive covenants in the Credit Agreement (see Note 10), the Company had the capacity to increase its borrowings by up to $166,165, according to the terms thereof. This compares to an available borrowing capacity of $178,705 as of December 31, 2021 and $50,993 as of March 31, 2021. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, (3) the leverage covenant (the Consolidated Funded Debt Ratio).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2021, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2021.

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

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2021.

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

As of March 31, 2022, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2022, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, had concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 14, 2022. The following disclosure amends and supplements those risk factors and, except to the extent restated below, there are no material changes to the risk factors as so stated.

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

The impending contested election of directors and related matters associated with our engagement by activist hedge fund Cruiser Capital Management may create a disruption among our employees and customers, may result in a material increase in our general and administrative expenses, and may distract management from our day to day operations—On March 7, 2022, we received a letter from an activist investor, Cruiser Capital Master Fund, L.P., and its managing general partner, Keith Rosenbloom (collectively “Cruiser”), notifying us of an attempt to nominate four individuals (“Cruiser Nominees”) to replace four of our nine existing directors. After an extensive interview of the Cruiser Nominees that consumed most of two days on April 11-12, 2022, our board of directors (“Board”) determined that none of the Cruiser Nominees possessed skills and qualifications superior to our existing directors, and on April 19, 2022, we notified Cruiser and its affiliates (the "Cruiser Parties") that we did not intend to nominate any of the Cruiser Nominees for election to our Board. We filed a preliminary proxy statement that same day, and on April 29, 2022, we filed a definitive proxy statement nominating nine incumbent directors for election at our Annual Meeting of Shareholders to be convened on June 1, 2022. Cruiser, which owned a total of 0.19% of our common stock as of the date it submitted its nominations, has been highly critical of the Company’s performance over certain specified periods.

A proxy contest or other activist campaign and related actions, such as the one discussed above, could have a material and adverse effect on our results of operations and our financial condition and cash flows for the following reasons:

•

Activist investors, such as Cruiser, do not necessarily promote a strategy that leads to the long-term creation of value for all stockholders, and may promote initiatives that favor short-term interests of such investors over the interests of stockholders more generally.

•

Activist investors may attempt to effect changes in the Company's strategic direction and how the Company is governed, or to acquire control over the Company. If Cruiser or another activist were successful in the efforts to seat one or more directors whose experience and perspectives are not aligned with the Board’s desire for long-term growth, the Board may experience conflicts or distractions that may limit the Company’s ability to identify and respond promptly and effectively to risks and opportunities.

•

While we welcome the opinions of all stockholders, responding to proxy contests and related other activism tactics can be costly and time-consuming, disrupt our operations, and divert the attention of our Board and senior management and employees away from their regular duties and the pursuit of our business objectives.

•

Responding to activists, particularly in connection with proxy contests, can be expected to result in the incurrence of substantial legal and advisory fees, which may materially and adversely affect our accrued general and administrative expenses. In addition, there may be litigation in connection with a proxy contest, which would serve as a further distraction to our Board, senior management and employees and could require the Company to incur significant additional costs.
•

Perceived uncertainties as to our future direction as a result of potential changes to the composition of our Board may lead to the perception of instability or lack of continuity, which may be exploited by our competitors; may cause concern to our existing or potential customers and employees; may result in the loss of potential business opportunities; and may make it more difficult to attract and retain qualified personnel and business partners.

•

Proxy contests, hedging, and related actions by activist investors may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. For example, at the time Cruiser nominated the Cruiser Nominees on March 7, 2022, Cruiser and its affiliates claimed to own approximately 63,000 shares of our common stock. By the time Cruiser filed its preliminary proxy statement for the contested election on April 27, 2022, Cruiser claimed to have accumulated approximately 721,000 shares of common stock. Given the relatively limited trading volume in our stock, Cruiser’s acquisitions may have had the effect of increasing the reported trading prices of our stock on the dates on which Cruiser was making purchases. Similarly, a decision by Cruiser to abandon its investment could result in temporary downward pressure on our stock price, an increase in trading volumes, and other indicia of volatility.

Our stock repurchase program may not enhance our long-term shareholder value—On March 8, 2022, we announced that the Board of Directors approved a stock repurchase program for up to one million shares of our outstanding common stock at a price of up to $20 per share. As noted in Part II, Item 2., Purchases of Equity Securities by the Issuer, we acquired approximately 332,000 shares at an average price of $18.71 per share between the announcement date and the end of our first fiscal quarter on March 31, 2022. We cannot be assured that our stock repurchase program will enhance long-term shareholder value. The timing and actual number of shares repurchased, depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. In addition, while we expect to conduct this repurchase plan pursuant to Rules 10b-18 and Rule 10b5-1, which allows for trading in closed windows, it cannot be adopted or modified except in an open window period. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially affect the liquidity of our stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which may adversely impact our ability to pursue possible future strategic opportunities and acquisitions and may result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program's effectiveness.

The Russian invasion of the Ukraine may expand into a broader international conflict that could adversely affect multiple channels of commerce and markets—While the occupation of Ukraine has had an effect on commodity prices and fertilizer supply (primarily ammonia and urea from Russia) and business operations relating to the Ukraine constitute an immaterial part of the Company’s overall business, there is no guarantee that the current conflict will not draw military intervention from other countries or retaliation from Russia, which, in turn, could lead to a much larger conflict. It is possible that supply chain, trade routes and markets currently served by the Company could be adversely affected, which, in turn, could materially, adversely affect the Company’s business operations and financial performance.

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

Use of the Company’s products is subject to continuing challenges from activist groups—Use of agrochemical products, including the Company’s products, is regularly challenged by activist groups in many jurisdictions under a multitude of federal, state and foreign statutes, including FIFRA, the Food Quality Protection Act, Endangered Species Act (“ESA”) and the Clean Water Act, to name a few. These challenges typically take the form of lawsuits or administrative proceedings against the USEPA and/or other federal, state or foreign agencies, the filing of amicus briefs in pending actions, the introduction of legislation that is inimical to the Company’s interests, and/or adverse comments made in response to public comment invited by regulatory agencies in the course of registration, re-registration or label expansion. The most prominent of these actions include a line of cases under which environmental groups have sought to suspend, cancel or otherwise restrict the use of pesticides that have been approved by USEPA on the grounds that that agency failed to confer with the National Marine Fishery Service and/or the Fish and Wildlife Service under the ESA with respect to biological opinions relating to the use of such products. While industry has been active in defending registrations and proposing administrative and legislative approaches to address serious resource issues at the affected agencies, these cases continue to be brought. It is possible that one or more of these challenges could succeed, resulting in a material adverse effect upon one or more of the Company’s products and consolidated financial statements.

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

The distribution and sale of the Company’s products are subject to prior governmental approvals and thereafter ongoing governmental regulation—The Company’s products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of its products. The labeling requirements restrict the use of, and type of, application for our products. More stringent restrictions could make our products less available, which would adversely affect our revenues and profitability and cash flows. Substantially all the Company’s products are subject to the USEPA (and/or similar agencies in the various territories or jurisdictions in which we do business) registration and re-registration requirements and are registered in accordance with FIFRA or similar laws. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states, where any of the Company’s products are used, also require registration before products, such as the Company sells, can be marketed or used in that state. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be fulfilled on the Company’s products. The Company, on its behalf and also in joint efforts with other registrants, has furnished, and is currently furnishing certain required data relative to its products. There can be no assurance, however, that the USEPA or similar agencies will not request that certain tests or studies be repeated, or that more stringent legislation or requirements will not be imposed in the future. For example, in April 2022, after the period covered by this Quarterly Report on Form 10-Q, the USEPA issued a notice of intent to suspend the use of one of our products, the pesticide dimethyl tetrachloroterephthalate (DCPA). We have been regularly engaged in discussions with the USEPA regarding DCPA, and we anticipate providing additional test results in June 2022 that we believe will persuade the USEPA that DCPA remains suitable for its intended uses. However, initiatives such as these can increase our general and administrative expense and, in some cases, can increase the costs of producing our products or can impair the value of our investment in related intellectual property, and if not resolved, the issue could result in our loss of the ability to produce or sell DCPA in the United States. We do not believe the loss of permit authority regarding DCPA would pose a material risk to our business, operations, or financial condition, but events such as these can create significant administrative burdens for our management and sales teams and, in protracted circumstances or those involving our most critical products, may pose a material risk of adverse effects upon our results of operations, financial condition, or cash flows. The Company can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that its resources will be adequate to meet the costs of regulatory compliance.

The manufacturing of the Company’s products is subject to governmental regulations—The Company currently owns and operates five manufacturing facilities which are located in Los Angeles, California; Axis, Alabama; Hannibal, Missouri; Marsing, Idaho; Clackamas, Oregon; and Etchojoa, Mexico (the “Facilities”). The Facilities operate under the laws and regulations imposed by relevant country, state and local authorities. The manufacturing of key ingredients for certain of the Company’s products occurs at the Facilities. An inability to renew or maintain a license or permit, or a significant increase in the fees for such licenses or permits, could impede the Company’s manufacture of one or more of its products and/or increase the cost of production; this, in turn, would materially and adversely affect the Company’s ability to provide customers with its products in a timely and affordable manner.

Pandemic/Climate Risks

The Covid-19 pandemic is creating risk, uncertainty and adverse conditions in many industries both here and abroad—While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. There is no guarantee that the Company will be able to operate without material disruption for the duration of the pandemic or that its financial conditions and results of operations will not be materially adversely affected by the pandemic in future quarters.

Disruption in the global supply chain is creating delays, unavailability and adverse conditions for our industry, including significant price increases especially with regard to ocean bound shipments—With the prolongation of the coronavirus pandemic, the global supply chain has been under increased stress stemming from container shortages, a lack of domestic truck drivers and a shift in consumer buying habits. Consequently, ocean cargo both inbound to, and, in some cases, outbound from, the U.S. has experienced significant delays, while domestic ports and regional warehouses have been filled to capacity. To date, while experiencing disruptions in the supply of raw materials, intermediates, finished goods and packaging, the Company has been able to carry on business without a material adverse effect upon its overall operations or financial performance. There is no guarantee that the supply chain condition will materially improve any time soon or that the Company will continue to avoid material disruption. Such disruption could have a material adverse effect on the Company’s operations, financial condition or cash flows.

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

The Company’s growth has been fueled in part by acquisitions—Over the past few decades, the Company’s growth has been driven by the acquisitions of established businesses and the acquisition and licensing of both established and developmental products from third parties. There is no guarantee that acquisition targets or licensing opportunities meeting the Company’s investment criteria will remain available or will be affordable. If such opportunities do not present themselves, then the Company may be unable to duplicate historical growth rates in future years.

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

Reduced financial performance may limit the Company’s ability to borrow under its credit facility—The Company has historically grown net sales and net income through the expansion of current product lines, the acquisition of product lines from third parties and the acquisition of both domestic and international distributors with strong niche market positions. In order to finance such acquisitions, the Company has drawn upon its senior credit facility. However, the Company’s borrowing capacity under the senior credit facility depends, in part, upon its satisfaction of a negative covenant that sets a maximum ratio of borrowed debt to earnings (as measured over the trailing 12-month period). There is no guarantee that the Company will continue to generate earnings necessary to ensure that it has sufficient borrowing capacity to support future acquisitions or that, when necessary, the lender group will amend the senior credit facility to provide for such borrowing capacity. Further, despite the Company’s long-standing relationship with its lenders, in light of the uncertainties in global financial markets, there is no guarantee that the Company’s lenders will be either willing or able to continue lending to the Company at such rates and in such amounts as may be necessary to meet the Company’s working capital and operational needs.

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

Item 2.       Purchases of Equity Securities by the Issuer

On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding one year at a price not to exceed $20 per share, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended March 31, 2022. There were no such purchases during the three months ended March 31, 2021.  The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
January 31, 2022	-	-	-	-
February 28, 2022	-	-	-	-
March 31, 2022	332,404	$18.71	$6,219	667,596
Total number of shares repurchased	332,404	$18.71	$6,219	667,596

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1

Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated April 1, 2022 (filed with the Securities Exchange Commission on April 7, 2022, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 4, 2022	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 4, 2022	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer