Form 10-Q
period 2022-06-30
AMERICAN VANGUARD CORP
filed 2022-08-08
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value—30,869,520 shares as of August 2, 2022.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$148,084	$134,610	$297,519	$250,765
Cost of sales	(88,305)	(82,471)	(176,547)	(153,495)
Gross profit	59,779	52,139	120,972	97,270
Operating expenses	(48,966)	(43,080)	(95,410)	(84,524)
Adjustment to bargain purchase gain on business acquisition	—	(88)	—	(121)
Operating income	10,813	8,971	25,562	12,625
Change in fair value of an equity investment	(486)	(295)	(403)	771
Other income	—	—	—	672
Interest expense, net	(772)	(1,013)	(1,170)	(1,959)
Income before provision for income taxes and loss on equity method investment	9,555	7,663	23,989	12,109
Income tax expense	(2,725)	(2,445)	(7,224)	(3,807)
Income before loss on equity method investment	6,830	5,218	16,765	8,302
Loss on equity method investment	—	(74)	—	(87)
Net income	$6,830	$5,144	$16,765	$8,215
Earnings per common share—basic	$.23	$.17	$.57	$.28
Earnings per common share—assuming dilution	$.23	$.17	$.55	$.27
Weighted average shares outstanding—basic	29,602	29,930	29,639	29,834
Weighted average shares outstanding—assuming dilution	30,225	30,499	30,289	30,511

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$6,830	$5,144	$16,765	$8,215
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	(6,064)	2,914	1,016	411
Comprehensive income	$766	$8,058	$17,781	$8,626

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$22,057	$16,285
Receivables:
Trade, net of allowance for doubtful accounts of $4,411 and $3,938, respectively	165,711	149,326
Other	13,208	9,595
Total receivables, net	178,919	158,921
Inventories	182,203	154,306
Prepaid expenses	16,368	12,488
Income taxes receivable	523	—
Total current assets	400,070	342,000
Property, plant and equipment, net	67,453	66,111
Operating lease right-of-use assets	24,449	25,386
Intangible assets, net	191,560	197,841
Goodwill	46,997	46,260
Other assets	13,099	16,292
Deferred income tax assets, net	16	270
Total assets	$743,644	$694,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$1,367	$802
Accounts payable	86,944	67,140
Customer prepayments	272	63,064
Accrued program costs	99,152	63,245
Accrued expenses and other payables	20,180	20,745
Income taxes payable	—	3,006
Current operating lease liabilities	5,029	5,059
Total current liabilities	212,944	223,061
Long-term debt, net	100,779	52,240
Long-term operating lease liabilities	19,852	20,780
Other liabilities, net of current installments	5,584	5,335
Deferred income tax liabilities, net	19,651	20,006
Total liabilities	358,810	321,422
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 34,443,234 shares at June 30, 2022 and 34,248,218 shares at December 31, 2021	3,445	3,426
Additional paid-in capital	103,456	101,450
Accumulated other comprehensive loss	(12,768)	(13,784)
Retained earnings	319,672	304,385
Less treasury stock at cost, 3,694,050 shares at June 30, 2022 and 3,361,040 shares at December 31, 2021	(28,971)	(22,739)
Total stockholders’ equity	384,834	372,738
Total liabilities and stockholders' equity	$743,644	$694,160

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2022

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2021	34,248,218	$3,426	$101,450	$(13,784)	$304,385	3,361,040	$(22,739)	$372,738
Common stock issued under ESPP	26,751	2	434	—	—	—	—	436
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(736)	—	—	(736)
Foreign currency translation adjustment, net	—	—	—	7,080	—	—	—	7,080
Stock-based compensation	—	—	1,563	—	—	—	—	1,563
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,093)	(18)	(2,156)	—	—	—	—	(2,174)
Shares repurchased						332,404	(6,219)	(6,219)
Net income	—	—	—	—	9,935	—	—	9,935
Balance, March 31, 2022	34,091,876	3,410	101,291	(6,704)	313,584	3,693,444	(28,958)	382,623
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(742)	—	—	(742)
Foreign currency translation adjustment, net	—	—	—	(6,064)	—	—	—	(6,064)
Stock-based compensation	—	—	1,273	—	—	—	—	1,273
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	351,358	35	892	—	—	—	—	927
Shares repurchased						606	(13)	(13)
Net income	—	—	—	—	6,830	—	—	6,830
Balance, June 30, 2022	34,443,234	$3,445	$103,456	$(12,768)	$319,672	3,694,050	$(28,971)	$384,834

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021

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

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,765	$8,215
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	11,004	10,697
Amortization of other long-term assets	1,739	2,044
Loss on disposal of property, plant and equipment	256	—
Accretion of discounted liabilities	17	(11)
Amortization of deferred loan fees	139	162
Provision for bad debts	470	945
Loan principal and interest forgiveness	—	(672)
Fair value adjustment to contingent consideration	635	1,013
Stock-based compensation	2,836	3,598
Change in deferred income taxes	109	(353)
Change in fair value of an equity investment	403	(771)
Loss on equity method investment	—	87
Adjustment to bargain purchase gain on business acquisition	—	121
Net foreign currency adjustments	(20)	(145)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(18,645)	(25,317)
Increase in inventories	(27,774)	(11,464)
Increase in prepaid expenses and other assets	(3,652)	(3,696)
(Increase) decrease in income tax receivable/payable, net	(3,526)	1,374
(Decrease) in net operating lease liability	(21)	(120)
Increase in accounts payable	19,439	6,190
Decrease in customer prepayments	(62,789)	(30,407)
Increase in accrued program costs	35,987	19,098
(Decrease) increase in other payables and accrued expenses	(602)	507
Net cash used in operating activities	(27,230)	(18,905)
Cash flows from investing activities:
Capital expenditures	(5,654)	(5,075)
Proceeds from disposal of property, plant and equipment	27	—
Acquisition of product line	—	(10,000)
Intangible assets	(1,044)	(241)
Investments	—	(184)
Net cash used in investing activities	(6,671)	(15,500)
Cash flows from financing activities:
Payments under line of credit agreement	(56,600)	(24,226)
Borrowings under line of credit agreement	105,000	66,000
Payment of contingent consideration	—	(250)
Net receipt from the issuance of common stock under ESPP	436	340
Net receipt from the exercise of stock options	765	167
Payment for tax withholding on stock-based compensation awards	(2,012)	(2,900)
Repurchase of common stock	(6,232)	—
Payment of cash dividends	(1,330)	(1,188)
Net cash provided by financing activities	40,027	37,943
Net increase in cash and cash equivalents	6,126	3,538
Effect of exchange rate changes on cash and cash equivalents	(354)	98
Cash and cash equivalents at beginning of period	16,285	15,923
Cash and cash equivalents at end of period	$22,057	$19,559

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

The Company is closely monitoring the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three- and six-month periods ended June 30, 2022 and 2021. During the three- and six-month periods ended June 30, 2022, the Company experienced strong demand for its domestic crop and international products, and generally more normal business activities including face-to-face meetings with customers and suppliers etc. The Company established a pandemic working group at the start of the COVID-19 pandemic.

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

The operating lease expense for the three-month period ended June 30, 2022, and 2021, was $1,619 and $1,442, respectively, and $3,223 and $2,896 for the six-month period ended June 30, 2022 and 2021, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,559	$1,546	$3,233	$3,011
ROU assets obtained in exchange for new liabilities	$898	$11,691	$1,825	$12,067

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2022 were as follows:

Weighted-average remaining lease term (in years)	6.33
Weighted-average discount rate	4.02%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2022 were as follows:

2022 (excluding six months ended June 30, 2022)	$3,041
2023	5,378
2024	4,578
2025	4,067
2026	3,050
Thereafter	8,290
Total lease payments	28,404
Less: imputed interest	3,523
Total	$24,881
Amounts recognized in the Condensed Consolidated Balance Sheets:
Operating lease liabilities, current	$5,029
Operating lease liabilities, long-term	$19,852

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
U.S. crop	$63,195	$62,575	$151,388	$117,330
U.S. non-crop	21,316	21,488	34,712	38,941
Total U.S.	84,511	84,063	186,100	156,271
International	63,573	50,547	111,419	94,494
Total net sales:	$148,084	$134,610	$297,519	$250,765
Timing of revenue recognition:
Goods and services transferred at a point in time	$148,047	$134,493	$297,376	$250,464
Goods and services transferred over time	37	117	143	301
Total net sales:	$148,084	$134,610	$297,519	$250,765

Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property and amounted to $3,000 and $3,900 at June 30, 2022 and December 31, 2021, respectively. The short-term and long-term contract assets of $1,850 and $1,150 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheets as of June 30, 2022. The short-term and long-term assets of $1,825 and $2,075 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheets as of December 31, 2021.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in Customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three- and six-month periods ended June 30, 2022, that was included in customer prepayments at the beginning of 2022, was $18,264 and $62,792, respectively. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2022.

4. Property, Plant and Equipment — Property, plant and equipment at June 30, 2022 and December 31, 2021 consists of the following:

	June 30, 2022	December 31, 2021
Land	$2,756	$2,756
Buildings and improvements	19,814	19,844
Machinery and equipment	138,689	132,159
Office furniture, fixtures and equipment	10,444	10,094
Automotive equipment	1,625	1,832
Construction in progress	6,778	8,199
Total gross value	180,106	174,884
Less accumulated depreciation	(112,653)	(108,773)
Total net value	$67,453	$66,111

The Company recognized depreciation expense related to property and equipment of $1,974 and $1,673 for the three-month period ended June 30, 2022 and 2021, respectively. The Company recognized depreciation expense related to property and equipment of $4,077 and $3,844 for the six-month period ended June 30, 2022 and 2021, respectively.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished products	$154,742	$138,159
Raw materials	27,461	16,147
	$182,203	$154,306

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended June 30,
	2022	2021	Change	% Change
Net sales:
U.S. crop	$63,195	$62,575	$620	1%
U.S. non-crop	21,316	21,488	(172)	-1%
U.S. total	84,511	84,063	448	1%
International	63,573	50,547	13,026	26%
Net sales:	$148,084	$134,610	$13,474	10%
Gross profit:
U.S. crop	$29,753	$26,805	$2,948	11%
U.S. non-crop	10,049	9,782	267	3%
U.S. total	39,802	36,587	3,215	9%
International	19,977	15,552	4,425	28%
Total gross profit:	$59,779	$52,139	$7,640	15%

	For the six months ended June 30,
	2022	2021	Change	% Change
Net sales:
U.S. crop	$151,388	$117,330	$34,058	29%
U.S. non-crop	34,712	38,941	(4,229)	-11%
U.S. total	186,100	156,271	29,829	19%
International	111,419	94,494	16,925	18%
Net sales:	$297,519	$250,765	$46,754	19%
Gross profit:
U.S. crop	$70,098	$48,076	$22,022	46%
U.S. non-crop	16,014	19,165	(3,151)	-16%
U.S. total	86,112	67,241	18,871	28%
International	34,860	30,029	4,831	16%
Total gross profit:	$120,972	$97,270	$23,702	24%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs”. Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management reviews individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with support from financial analysts, reviews the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are then reviewed with executive management for final approval. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and six-month periods ended June 30, 2022, and 2021.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 6, 2022	June 24, 2022	July 8, 2022	$0.025	$742
March 14, 2022	March 25, 2022	April 15, 2022	$0.025	$736
December 13, 2021	December 27, 2021	January 10, 2022	$0.020	$594
June 8, 2021	June 24, 2021	July 8, 2021	$0.020	$600
March 10, 2021	March 15, 2021	April 15, 2021	$0.020	$596
December 7, 2020	December 23, 2022	January 6, 2021	$0.020	$592

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to AVD	$6,830	$5,144	$16,765	$8,215
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,602	29,930	29,639	29,834
Dilutive effect of stock options and grants	623	569	650	677
	30,225	30,499	30,289	30,511

For the three- and six-month periods ended June 30, 2022, and 2021, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. The Company has no short-term debt as of June 30, 2022 and December 31, 2021.  The debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2022	December 31, 2021
Revolving line of credit	$101,700	$53,300
Deferred loan fees	(921)	(1,060)
Net long-term debt	$100,779	$52,240

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

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for LIBOR Revolver Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each calendar quarter and the maturity date. The interest rate as of June 30, 2022 was 2.99%.

At June 30, 2022, the Company was compliant with all covenants to its current credit agreement. Also, at June 30, 2022, the Company’s total Funded Debt amounted to $101,700. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement) amounted to $75,512, which results in a leverage ratio of 1.35, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. At June 30, 2022, the Company has the capacity to increase its borrowings by up to $162,592, according to the terms thereof. This compares to an available borrowing capacity of $56,906 as of June 30, 2021. At December 31, 2021, the Company had borrowing capacity of $178,705. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

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

11. Reclassifications — Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2022, presentation.

12. Comprehensive Income — Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statement of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and six-month periods ended June 30, 2022, and 2021, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2022
Restricted Stock	$1,079	$2,072	$9,277	2.2
Unrestricted Stock	122	239	476	0.9
Performance-Based Restricted Stock	72	525	3,781	2.1
Total	$1,273	$2,836	$13,534

June 30, 2021
Restricted Stock	$1,167	$2,223	$9,734	2.2
Unrestricted Stock	107	217	367	0.9
Performance-Based Restricted Stock	532	1,158	4,186	2.1
Total	$1,806	$3,598	$14,287

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and six-month periods ended June 30, 2022, and 2021.

Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three- and six-month periods ended June 30, 2022, and 2021 is presented below:

	Three and Six Months Ended June 30, 2022		Three and Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	817,290	$17.04	820,624	$16.64
Vested	(230,080)	17.31	(197,615)	19.91
Forfeited	(24,109)	17.10	(11,580)	16.95
Nonvested shares at March 31st	563,101	16.93	611,429	15.57
Granted	242,067	23.79	289,757	20.10
Vested	(27,482)	22.35	(30,112)	16.72
Forfeited	(14,070)	18.53	(11,231)	16.60
Nonvested shares at June 30th	763,616	$18.88	859,843	$17.04

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three- and six-month periods ended June 30, 2022, and 2021, respectively is presented below:

	Three and Six Months Ended June 30, 2022		Three and Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	379,061	$16.43	391,771	$16.26
Additional granted (forfeited) based on performance achievement	(41,088)	16.56	71,180	20.53
Vested	(78,704)	17.18	(175,087)	19.78
Forfeited	(7,074)	16.77	(505)	19.26
Nonvested shares at March 31st	252,195	16.17	287,359	15.16
Granted	83,190	23.63	102,043	20.03
Forfeited	(7,829)	17.50	—	—
Nonvested shares at June 30th	327,556	$16.58	389,402	$16.44

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three- and six-month periods ended June 30, 2022:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	108,036	11.49
Options exercised	(33,745)	11.49
Balance outstanding, June 30, 2022	74,291	$11.49

All the incentive stock options outstanding as of June 30, 2022, have an exercise price per share of $11.49 and a remaining life of 30 months.

Activity for the three- and six-month periods ended June 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	123,087	$11.48
Options exercised	(5,838)	11.49
Balance outstanding, March 31, 2021	117,249	11.48
Options exercised	(8,826)	11.35
Balance outstanding, June 30, 2021	108,423	$11.49

Performance Incentive Stock Option Plan

Activity for the three- and six-month periods ended June 30, 2022:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	114,658	$11.49
Options exercised	(32,850)	11.49
Balance outstanding, June 30, 2022	81,808	$11.49

Activity for the three- and six-month periods ended June 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	114,658	$11.49
Options exercised	—	—
Balance outstanding, March 31, 2021 and June 30, 2021	114,658	$11.49

All the performance incentive stock options outstanding as of June 30, 2022, have an exercise price per share of $11.49 and a remaining life of 30 months.

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

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the Environmental Protection Agency (“EPA”) in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified evidence that it contends supports alleged violations with respect to both the Company and the individual target. As part of discussions regarding possible resolution, in October 2021, the Company presented its evaluation of the legal and factual issues raised by the government (which do not include any allegations of harm to human health or the environment) to both DOJ and USEPA. Further, three corporate witnesses were interviewed by the grand jury in Mobile, Alabama in February 2022. Following that interview, the individual target entered into a plea agreement which was entered by the court having jurisdiction in this matter in May 2022. The Company expects that talks regarding potential resolution will resume in the near future.

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

Catalano v. AMVAC Chemical Corp.  On June 6, 2022, AMVAC was served with a summons and complaint for a matter entitled Andrew Catalano and Ruth Catalano v. AMVAC in the Superior Court of the State of California, County of Orange (30-2022-01263987-CU-PL-CXC) in which plaintiff, who worked as a professional applicator of pesticides, including Orthene (for which AMVAC is registrant) seeks damages for an injury (specifically, cardiomyopathy) allegedly arising from his exposure to this product. AMVAC is unaware of any link between cardiovascular disease and Orthene (which has been commercially available for over 30 years) and believes that this case has no merit and intends to defend it vigorously. The Company retained counsel and filed an answer in early July 2022, including multiple affirmative defenses. At this stage, there is not sufficient information to form a judgment as to either the probability or amount of any loss; thus, the Company has not set aside a reserve in connection with this matter.

15. Recent Issued Accounting Guidance

Accounting Standards Adopted

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance.” This ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. Effective January 1, 2022, the Company adopted ASU No. 2021-10 on a prospective basis. The adoption of this standard was not material to the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

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

The following table illustrates the Company’s contingent consideration movements related to its business acquisitions:

	Three months ended June 30, 2022	Three months ended June 30, 2021
Balance, March 31	$1,437	$2,205
Purchase price adjustment	—	(955)
Fair value adjustment	36	1,013
Accretion of discounted liabilities	11	(27)
Foreign exchange effect	(117)	(120)
Balance, June 30	$1,367	$2,116

	Six months ended June 30, 2022	Six months ended June 30, 2021
Balance, December 31	$786	$2,468
Purchase price adjustment	—	(955)
Fair value adjustment	635	1,013
Payments on existing obligations	—	(250)
Accretion of discounted liabilities	17	(11)
Foreign exchange effect	(71)	(149)
Balance, June 30	$1,367	$2,116

The current portion of the contingent consideration in the amount of $1,367 and $1,501 is included in current installments of other liabilities and the long-term portion in the amount of $0 and $615 is included in other liabilities on the condensed consolidated balance sheets as of June 30, 2022 and 2021, respectively.

17. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2021	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($48)	7,080
Balance, March 31, 2022	(6,704)
Foreign currency translation adjustment, net of tax effects of $109	(6,064)
Balance, June 30, 2022	$(12,768)

Balance, December 31, 2020	$(9,322)
Foreign currency translation adjustment, net of tax effects of $1,179	(2,503)
Balance, March 31, 2021	(11,825)
Foreign currency translation adjustment, net of tax effects of ($1,731)	2,914
Balance, June 30, 2021	$(8,911)

18. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2022 and 2021, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three- and six-month periods ended June 30, 2022 and 2021. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,884 as of June 30, 2022 and December 31, 2021.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $1,113 and $1,516 as of June 30, 2022 and December 31, 2021, respectively. The Company recorded a loss of $486 and $295 for the three-month period ended June 30, 2022 and 2021, respectively. The Company recorded a loss of $403 and a gain of $771 for the six months ended June 30, 2022 and 2021, respectively The investment is recorded within other assets on the condensed consolidated balance sheets.

19. Product and Business Acquisitions — The Company did not complete any acquisitions during the three- and six-month periods ended June 30, 2022, and 2021. However, the Company made a payment in the amount of $10,000 in June 2021 for the acquisition of a product line. The Company obtained control over the product line on July 1, 2021 and the acquisition was accounted for as an asset acquisition in Q3 2021.

20. Income Taxes —Income tax expense was $2,725 and $2,445 for the three-month period ended June 30, 2022, and 2021, respectively. The effective tax rate for the quarter was 28.5% and 31.9% for the three-month period ended June 30, 2022 and 2021, respectively.  Income tax expense was $7,224 and $3,807 for the six months ended June 30, 2022, and 2021, respectively. The effective tax rate for the six-month period ended June 30, 2022 and 2021, was 30.1% and 31.4%, respectively. For the three- and six-month periods ended June 30, 2022, the rate decreased compared to the same periods of 2021 reflecting the mix of income in different jurisdictions and an increase in tax benefit from the vesting of certain stock grants. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (“TCJA”) of 2017 amends Internal Revenue Code Section 174 Costs wherein research and development expenditures will no longer be deducted in the tax year that such costs are incurred but must now be capitalized and amortized over either a five- or fifteen-year period, depending on the location of the activities performed. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

21. Stock Re-purchase Program — On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding one year at a price not to exceed $20 per share, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three- and six-month periods ended June 30, 2022. There were no such purchases during the three- and six-month periods ended June 30, 2021.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2022	332,404	$18.71	$6,219	667,596
April 30, 2022	100	$19.99	$2	667,496
May 31, 2022	506	$19.99	$11	666,990
Total number of shares repurchased	333,010	$18.71	$6,232	666,990

22. Supplemental Cash Flow Information

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,100	$1,873
Income taxes, net	$10,749	$2,757
Non-cash transactions:
ROU assets exchanged for lease liabilities	$1,825	$12,067
Cash dividends declared and included in accrued expenses	$742	$600

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

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

MANAGEMENT OVERVIEW

Overview of the Company’s Performance

During the second quarter of 2022, the agriculture industry proceeded further into the second year of an upcycle, following a multi-year downcycle. While subject to intra-day fluctuations, commodity prices for row crops, which are largely driven by global conditions, were consistently strong. Consequently, the domestic farm economy showed continued resiliency. Geopolitical conditions, particularly the prolonged invasion of Ukraine, provided further price support for corn (and, consequently, soybeans), wheat and sunflower oil, as well as fertilizers. With improved supply chain conditions and a stronger U.S. dollar, domestic companies experienced enhanced buying power. Despite the advent of the BA5 variant, in the face of higher vaccination rates, the COVID-19 pandemic has shifted into an endemic in most regions. Amidst these factors and following on the heels of an extremely strong first quarter, the Company’s overall operating results for the second quarter of 2022 improved in most respects, as compared with those of the same period of 2021. Led by the strong sales growth of our international business, consolidated net sales increased by 10% (to end at $148,084 as compared to $134,610) and net income increased by 33% (to $6,830 from $5,144).

On a consolidated basis, domestic sales rose 1% and international sales increased 26%, resulting in an overall net sales improvement of 10%. In comparison, cost of sales increased by 7% or $5,834. This lower comparative increase was a result of higher selling prices and a favorable mix of higher-margin products in the second quarter of 2022, as compared to the same period of the prior year. Cost of sales were 60% of sales in the second quarter of 2022, as compared to 61% for the same period of 2021. These factors, taken together, yielded a 15% increase in gross profit (to $59,779 from $52,139 in the comparable quarter of 2021), while overall gross margin percent improved to 40% from 39% quarter-over-quarter.

Operating expenses increased to 33% of net sales (or $48,966), as compared to 32% (or $43,080) in the same period of the prior year primarily due to legal and other expenses amounting to $1,785 relating to proxy defense activity in the reporting period. Absent those expenses, our operating expenses would have been at 32%, in line with the same period of the prior year.

Operating income for the period increased by 21% (to $10,813 from $8,971), driven by the overall sales increase, higher selling prices and improved factory utilization. Interest expense was 24% lower than the same period of 2021, driven by lower average levels of debt, which was aided by a second consecutive year of strong customer participation in early pay programs. These factors yielded net income for the period of $6,830, a 33% increase over compared to $5,144 in the second quarter of 2021. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2022 and 2021:

	2022	2021	Change	% Change
Net sales:
U.S. crop	$63,195	$62,575	$620	1%
U.S. non-crop	21,316	21,488	(172)	-1%
Total U.S.	84,511	84,063	448	1%
International	63,573	50,547	13,026	26%
Total net sales:	$148,084	$134,610	$13,474	10%
Cost of sales:
U.S. crop	$33,442	$35,770	$(2,328)	-7%
U.S. non-crop	11,267	11,706	(439)	-4%
Total U.S.	44,709	47,476	(2,767)	-6%
International	43,596	34,995	8,601	25%
Total cost of sales:	$88,305	$82,471	$5,834	7%
Gross profit:
U.S. crop	$29,753	$26,805	$2,948	11%
U.S. non-crop	10,049	9,782	267	3%
Total U.S.	39,802	36,587	3,215	9%
International	19,977	15,552	4,425	28%
Total gross profit	$59,779	$52,139	$7,640	15%
Gross margin:
U.S. crop	47%	43%
U.S. non-crop	47%	46%
Total U.S.	47%	44%
International	31%	31%
Total gross margin	40%	39%

Our domestic crop business recorded net sales that were 1% higher than those of the second quarter of 2021 ($63,195, as compared to $62,575). Led by Dacthal, Impact, Assure II and Envoke, offset to a degree by lower sales of our Classic and Python brands. The herbicide brands showed strong growth across all markets, as weed management planning has become instrumental in controlling resistant weeds in cotton, sugarcane, soybeans, corn and high value crops. Our lead brands in cotton generated positive growth during the quarter due, in the case of Bidrin, to increased early season pest pressure, and, in the case of Folex, to an anticipated early harvest season as hot dry weather pushes cotton maturity ahead of seasonal norms. Partially offsetting these gains, sales of Thimet, Aztec and Counter were down in the quarter following unusually high demand in the first quarter. Further, lingering drought conditions in our Western and Southwestern markets adversely impacted our soil fumigant sales, as water allocations have limited annual crop production in those regions. Drier conditions also suppressed sales of Dibrom during the period.

Cost of sales within the domestic crop business decreased by 7% (from $35,770 in 2021 to $33,442 in 2022) primarily as a result of selling more, higher-margin products. As the result of better pricing and favorable factory performance, domestic crop generated an 11% increase in gross profit (from $26,805 in the first quarter of 2021 to $29,753 this year) on a 1% increase in sales.

Our domestic non-crop business posted nearly flat net sales in the second quarter of 2022, as compared to the same period in the prior year (down 1% to $21,316 from $21,488 in 2021). In the quarter, relief from pandemic restrictions – primarily return to in-person school and work – has had a two-pronged effect on our non-crop business. On the one hand, the demand for nursery, ornamental and consumer products for the home declined, as people spent less time in their homes. On the other hand, we saw an uptick in demand for goods that we supply to professional applicators and landscapers, as homeowners shifted from do-it-yourself to using professional services. In addition, we enjoyed higher sales of our pharmaceutical products from GemChem, while seeing an offsetting softness in the turf supply market, as golfing activity declined.

Cost of sales within the domestic non-crop business declined by 4% in the second quarter of 2022, as compared to the same period in the prior year (from $11,706 in 2021 to $11,267 in 2022), primarily resulting from improved factory performance and associated overhead cost recovery. Gross profit for domestic non-crop increased by 3% (from $9,782 in 2021 to $10,049 in 2022).

Net sales of our international businesses rose by 26% during the period ($63,573 in 2022 vs. $50,547 in 2021) and constituted 43% of our consolidated sales. These businesses benefited from sales increases in soil fumigants, foliar insecticides, soil insecticides and fungicides across many regions. Our Central American business enjoyed increased demand in the pineapple, banana and citrus markets, including stronger sales of our Greenplants micronutrient solutions. In Mexico, despite drought conditions in the north, our Mexico business experienced good performance from at-plant fumigants and herbicides on high-value crops. Our Brazilian business benefited from increased sales of Counter on corn, while our Australian operations posted stronger sales in light of increased rainfall, heavy demand for molluscicides as well as insecticide products for use on canola, winter wheat and pulse.

Cost of sales in our international business increased by 25% (from $34,995 in 2021 to $43,596 in 2022), on sales that increased by 26% and was impacted by cost increases (including logistics and freight) of the third-party products that we distribute. Gross profit for the international businesses increased by 28% (to $19,977 in 2022 from $15,552 in 2021).

On a consolidated basis, gross profit for the second quarter of 2022 increased by 15% (from $52,139 in 2021 to $59,779 in 2022). Overall gross margin percentage ended at 40% in the second quarter of 2022, as compared to 39% in the second quarter of the prior year. The primary driver for this increase was higher selling prices coupled with improved factory performance, partially offset by inflation on raw materials and logistics and, for our international businesses, higher purchases costs related to increases in the US Dollar.

Operating expenses increased by $5,886 to $48,966 for the three-month period ended June 30, 2022, as compared to the same period in 2021. The differences in operating expenses by department are as follows:

	2022	2021	Change	% Change
Selling	$12,598	$11,611	$987	9%
General and administrative:
Other	16,258	15,264	994	7%
Proxy contest activities	1,785	—	1,785	100%
Research, product development and regulatory	7,758	6,929	829	12%
Freight, delivery and warehousing	10,567	9,276	1,291	14%
Subtotal	48,966	43,080	5,886	14%

•

Selling expenses increased by $987 to end at $12,598 for the three-month period ended June 30, 2022, as compared with the same period of the prior year. This included increased costs associated with travel expenses (as the business resumed in-person interaction with customers), increased spending on advertising and promoting the Company’s products and the impact of movements in some key exchange rates.

•

General and administrative, other expenses increased by $994 to end at $16,258 for the three-month period ended June 30, 2022, as compared to the same period of 2021. The main drivers were adverse impacts on the foreign currency exchange rates, and increased wages, travel expenses and other administrative costs in support of our growing business.

•	The Company spent $1,785 in fees associated with our Proxy defense activities; there were no such fees in the comparative period of the prior year.
•

Research, product development costs and regulatory expenses increased by $829 to end at $7,758 for the three-month period ended June 30, 2022, as compared to the same period of 2021. The main drivers were increased costs associated with our proprietary delivery systems, and our research and product development activities.

•

Freight, delivery and warehousing costs for the three-month period ended June 30, 2022 were $10,567 or 7.1% of sales as compared to $9,276 or 6.9% of sales for the same period in 2021. This change was primarily driven by increased overall sales volume, the associated delivery destinations during the period, and the expenses incurred related to supply chain issues and inflation in logistics costs.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded negative fair value adjustments in the amount of $486 and $296 for the three months ended June 30, 2022 and 2021, respectively.

Interest costs net of capitalized interest were $772 in the three-month period ended June 30, 2022, as compared to $1,013 in the same period of 2021.  Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$124,184	$745	2.4%	$163,140	$984	2.4%
Amortization of deferred loan fees	—	69	—	—	80	—
Amortization of other deferred liabilities	—	11	—	—	(25)	—
Other interest expense	—	12	—	—	39	—
Subtotal	124,184	837	2.7%	163,140	1,078	2.6%
Capitalized interest	—	(65)	—	—	(65)	—
Total	$124,184	$772	2.5%	$163,140	$1,013	2.5%

The Company’s average overall debt for the three-month period ended June 30, 2022 was $124,184, as compared to $163,140 for the three-month period ended June 30, 2021. Our borrowings in the three-month period ended June 30, 2022, were lower mainly due to cash generated over the last 12 months used to pay down debt, partially offset by the acquisition activity over the same period and growth in working capital in support of business growth. As can be seen from the table above, the effective bank interest rate on our revolving line of credit was 2.4% at each of the three-month period ended June 30, 2022 and 2021.

Income tax expense increased by $280 to $2,725 for the three-month period ended June 30, 2022, as compared to $2,445 for the comparable period in 2021. The effective tax rates for the three-month period ended June 30, 2022, and 2021, were 28.5% and 31.9%, respectively. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The decrease in effective tax rate was primarily driven by the mix of our domestic and international income and benefit from the tax impact of the vesting of certain stock grants.

Our net income for the three-month period ended June 30, 2022, was $6,830 or $0.23 per basic and diluted share, as compared to $5,144 or $0.17 per basic and diluted share in the same quarter of 2021.

Six Months Ended June 30, 2022 and 2021:

Overview of the Company’s Performance

Within the global agricultural industry, the first six months of 2022 were a prolongation of the upcycle that began in 2021. Commodity prices remained high, driven in part by the Russian invasion of Ukraine, which has served to reduce exports from both Russia and Ukraine, of corn, wheat, sunflower oil and fertilizer inputs into the global market, and a stronger farm economy in the U.S. Following extraordinary activity in the first quarter, domestic distribution within our industry slowed procurement modestly during the second quarter. Our international businesses, for the most part, enjoyed strong market conditions in nearly all regions during the first half of the year. All told, the Company’s overall operating results for the first six months of 2022 improved considerably over those of the same period of 2021.

On a consolidated basis, with domestic sales up 19% and international sales up by 18%, overall net sales increased by 19% (to $297,519 from $250,765). Cost of sales were up 15% on an absolute basis but decreased as a percent of net sales to 59% from 61%. Factory performance improved during the first half of 2022, as compared to that of 2021. These factors, taken together, yielded an increase in gross profit, which was up $23,702 or 24% (to $120,972 from $97,270) and improved to 41% of net sales, up from 39% during the first half of 2021. In the first half of 2022, while operating expenses rose on an absolute basis by 13%, these costs declined as a percent of net sales to 32% from 34% for the same period of the prior year.

Interest expense declined by 40%, while income tax expense increased primarily as a result of stronger financial performance partially offset by a decrease in effective tax rate compared to the first half of the prior year (at 30.1% in 2022 and 31.4% in the prior year). Overall, the Company’s net income for the period increased by a factor of two, ending at $16,765, as compared to $8,215 during the first half of the prior year. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Six months ended June 30, 2022, and 2021

	2022	2021	Change	% Change
Net sales:
U.S. crop	$151,388	$117,330	$34,058	29%
U.S. non-crop	34,712	38,941	(4,229)	-11%
Total U.S.	186,100	156,271	29,829	19%
International	111,419	94,494	16,925	18%
Total net sales:	$297,519	$250,765	$46,754	19%
Cost of sales:
U.S. crop	$81,290	$69,254	$12,036	17%
U.S. non-crop	18,698	19,776	(1,078)	-5%
Total U.S.	99,988	89,030	10,958	12%
International	76,559	64,465	12,094	19%
Total cost of sales:	$176,547	$153,495	$23,052	15%
Gross profit:
U.S. crop	$70,098	$48,076	$22,022	46%
U.S. non-crop	16,014	19,165	(3,151)	-16%
Total U.S.	86,112	67,241	18,871	28%
International	34,860	30,029	4,831	16%
Total gross profit	$120,972	$97,270	$23,702	24%
Gross margin:
U.S. crop	46%	41%
U.S. non-crop	46%	49%
Total U.S.	46%	43%
International	31%	32%
Total gross margin	41%	39%

Our domestic crop business recorded net sales that were 29% above those of first half of 2021 (to $151,388 from $117,330) Assisted by consistently high commodity prices and a strong domestic farm economy, the Company experienced strong demand across all product categories. Further, with our domestic production capacity, we were able to meet demand in spite of international supply constraints. Our herbicide portfolio for use on corn, soybeans, cotton and sugar cane, and our granular soil insecticides both grew by approximately 60%. Foliar insecticides grew by 20% in the first half versus 2021. The only area of reduced demand was for soil fumigants, which experienced lower sales due to drought conditions in Western and Southwestern states where water allocation has been implemented. During the first half of 2022, customer procurement activity was exceptionally high in the first quarter and then stepped down to a more normalized level in the second quarter.

Cost of sales within the domestic crop business increased 17%, as compared to the first six months of 2021, driven by sales that increased by 29% including increased sales of higher margin products (many of which we manufacture in our domestic facilities) and benefitting from improved factory performance.  Gross profit rose by 46% to $70,212 from $48,076.

Our domestic non-crop business recorded an 11% decrease in net sales for the first half of the year (to $34,712 from $38,941). This decrease was largely due to a one-time license fee from P&G relating to Envance technology that had been received in the first half of 2021 and was recorded as revenue. Under the terms of that license, depending upon the achievement of commercialization milestones by the licensee, the Company will receive royalties in future reporting periods. Furthermore, in this category, sales of our Dibrom® mosquito adulticide remained flat as did demand for commercial pest control products (pest strips, bifenthrin). Sales of our OHP nursery and ornamental business were comparable to the same period of the prior year, with reduced demand for homeowner garden and landscape products resulting from continually reducing pandemic restrictions, offset by increased demand from professional landscape service providers.

Cost of sales within the domestic non-crop business decreased by 5%, (to $18,698 in 2022 from $19,776 in 2021). Gross profit for domestic non-crop decreased by 16% to $16,014 in 2022 from $19,165 in 2021, due largely to the non-recurrence of a one-time, upfront license fee as described above.

Net sales of our international businesses increased by 18% during the first half of 2022 (to $111,419 in 2022 from $94,494 in 2021). Central America experienced double-digit growth in all but one of its six countries. Mexico generated strong results with continuing demand for soil fumigants (on high-value crops), herbicides and granular insecticides. Similarly, Australia enjoyed improved sales driven by improved rainfall and the extended footprint arising from the integration of the AgNova business. Brazil is now on an upward trend, due to a rebound in the agricultural sector and further market penetration of our granular insecticides.

Cost of sales in our international business increased by 19% (to $76,559 in 2022 from $64,465 in 2021) primarily driven by volume growth and impacted by increased prices from the strengthening US Dollar, and general inflation on materials and associated logistics costs. Gross profit for the international businesses increased by 16% to $34,860 in 2022 from $30,029 in 2021.

On a consolidated basis, gross profit for the six months of 2022 increased by 24% (to $120,972 in 2022 from $97,270 in 2021). This is the same rate of growth that we had seen last year, when we compared the first half of 2021 with that of 2020. Our gross profit in the first six months of 2022 increased in part as a result of improved sales volumes and pricing in part due to improved factory performance. Gross margin performance, when expressed as a percentage of sales, rose to 41% from 39% year-over-year.

Operating expenses increased by $10,886 to $95,410 for the six-month period ended June 30, 2022, as compared to the same period in 2021. The differences in operating expenses by department are as follows:

	2022	2021	Change	% Change
Selling	$23,683	$22,765	$918	4%
General and administrative:
Other	34,691	31,091	3,600	12%
Proxy contest activities	1,785	—	1,785	100%
Research, product development and regulatory	14,728	13,545	1,183	9%
Freight, delivery and warehousing	20,523	17,123	3,400	20%
	$95,410	$84,524	10,886	13%

•

Selling expenses increased by $918 to end at $23,683 for the six-month period ended June 30, 2022, as compared to the same period of 2021. The main drivers were increased costs associated with travel expenses (as the business resumed in-person interaction with customers), increased spending on advertising and promoting the Company’s products and movements in some key exchange rates.

•

General and administrative expenses increased by $3,600 to end at $34,691 for the six-month period ended June 30, 2022, as compared to the same period of 2021. The main drivers were the adverse impact of the movements in the foreign currency exchange rates, increased incentive compensation as the result of improved performance, increased wages, travel expenses and other administrative costs in support of our growing business.

•	The Company spent $1,785 in fees associated with our Proxy defense activities; there were no such fees in the comparative period of the prior year.
•

Research, product development costs and regulatory expenses increased by $1,183 to end at $14,728 for the six-month period ended June 30, 2022, as compared to the same period of 2021. The main drivers were increased costs associated with in-field activities in support of our proprietary delivery systems, and our research and product development activities.

•

Freight, delivery and warehousing costs for the six-month period ended June 30, 2022 were $20,523 or 6.9% of sales as compared to $17,123 or 6.8% of sales for the same period in 2021. This increased expense is primarily driven by strong sales growth.

During the six-month period ended June 30, 2022, the Company recorded a decrease in the fair value of our equity investment in Clean Seed in the amount of $403 and recorded an increase in the amount of $771 during the six months ended June 30, 2021. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

During the six-month period ended June 30, 2021, a Paycheck Protection Program loan assumed on the acquisition of Agrinos in the fourth quarter of 2020 was fully extinguished with the majority of the balance forgiven and recorded as other income in the Company’s condensed consolidated statements of operations in the amount of $672.

Interest costs net of capitalized interest were $1,170 in the first six-month period of 2022, as compared to $1,959 in the same period of 2021. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$105,076	$1,146	2.2%	$144,324	$1,843	2.6%
Amortization of deferred loan fees	—	138	—	—	161	—
Amortization of other deferred liabilities	—	17	—	—	(9)	—
Other interest (income) expense	—	21	—	—	89	—
Subtotal	105,076	1,322	2.5%	144,324	2,084	2.9%
Capitalized interest	—	(152)	—	—	(125)	—
Total	$105,076	$1,170	2.2%	$144,324	$1,959	2.7%

The Company’s average overall debt for the six-month period ended June 30, 2022, was $105,076, as compared to $144,324 for the six months ended June 30, 2021. During the period, we continued to focus on our use of revolving debt, while funding working capital for the growing business. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.2% for the six months ended June 30, 2022, as compared to 2.6% in 2021.

Income tax expense increased by $3,417 to end at $7,224 for the six-month period ended June 30, 2022, as compared to income tax expense of $3,807 for the comparable period in 2021. The effective tax rate for the six months ended June 30, 2022, was 30.1% as compared to 31.4% for same period last year. The rate has decreased compared to prior year reflecting a mix of income in different jurisdictions and an increased benefit from the vesting of certain stock grants. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (“TCJA”) of 2017 amends Internal Revenue Code Section 174 costs wherein research and development expenditures will no longer be deducted in the tax year that such costs are incurred but must now be capitalized and amortized over either a five- or fifteen-year period, depending on the location of the activities performed. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our net income for the six-month period ended June 30, 2022 was $16,765 or $0.57 per basic and $0.55 per diluted share, as compared to $8,215 or $0.28 per basic and $0.27 per diluted share in the same period of 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $27,230 during the six-month period ended June 30, 2022, as compared to $18,905 during the six months ended June 30, 2021. Included in the $27,230 are net income of $16,765, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $12,760, loss on disposal of property, plant and equipment of $256, amortization of deferred loan fees of $139 and provision for bad debts in the amount of $470. Also included are stock-based compensation of $2,836, adjustment to contingent consideration in the amount of $635, increase in deferred income taxes of $109, change in fair value of an equity investment of $403, and net foreign currency adjustments of $20. These together provided net cash inflows of $34,353, as compared to $24,930 for the same period of 2021.

During the six-month period of 2022, the Company increased working capital by $68,187, as compared to an increase of $43,715 during the same period of the prior year. Included in this change: inventories increased by $27,774, as compared to $11,464 for the same period of 2021. While increases in inventory are normal for the Company’s annual cycle, this year, the Company has made decisions to bring in raw materials earlier than in prior seasons in order to secure our needs of key materials for the balance of the year and the start of the next growing season.

Customer prepayments decreased by $62,789, as compared to $30,407 in the same period of 2021, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $19,439, as compared to an increase of $6,190 in the same period of 2021, driven by increased factory activity levels. Accounts receivables increased by $18,645, as compared to an increase of $25,317 in the same period of 2021. This is primarily driven by increased group sales and strong international growth. Prepaid expenses increased by $3,652, as compared to $3,696 in the same period of 2021. Income tax receivable increased by $3,526, as compared to a decrease of $1,374 in the prior year. Accrued programs increased by $35,987, as compared to $19,098 in the prior year, which is normal at this point in the growing season. Finally, other payables and accrued expenses decreased by $602, as compared to an increase of $507 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our volume and mix of sales (certain products are marketed with higher levels of program accruals), and customers in the first six months of 2022, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first six months of 2022, the Company made accruals for programs in the amount of $67,274 and payments in the amount of $31,367. During the first six months of the prior year, the Company made accruals in the amount of $39,235 and made payments in the amount of $20,142. The increase in accruals for programs in the first six months of 2022, compared to the same period in 2021, is a direct result of an increase in sales of qualifying products.

Cash used for investing activities for the six-month period ended June 30, 2022, and 2021 was $6,671 and $15,500, respectively. The $15,500 in 2021 includes a product acquisition in the amount of $10,000. No such acquisition took place in the current year. In 2022, the Company spent $5,654 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure. In addition, the Company made a payment of $1,000 to Clean Seed to amend a license agreement under which royalty-bearing license rights were converted to fully paid-up, royalty-free, perpetual license rights, and spent $44 on patents for the Envance technology business.

During the six-month period ended June 30, 2022, financing activities provided $40,027, as compared to $37,943 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $48,400 during the six-month period ended June 30, 2022, as compared to $41,774 in the same period of the prior year. The Company paid dividends to stockholders amounting to $1,330 during the six months ended June 30, 2022, as compared to $1,188 in the same period of 2021. The Company paid $6,232 for the repurchase of 333,010 shares of its common stock during the six-month period ended June 30, 2022. There were no such purchases during the six-month period ended June 30, 2021. Lastly, in exchange for shares of common stock returned by employees, the Company paid $2,012 and $2,900 for tax withholding on stock-based compensation awards during the six months ended June 30, 2022 and 2021, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2022	December 31, 2021
Revolving line of credit	$101,700	$53,300
Deferred loan fees	(921)	(1,060)
Net long-term debt	$100,779	$52,240

At June 30, 2022, the Company was compliant with all covenants to its credit agreement. Also, at June 30, 2022, the Company’s total Funded Debt amounted to $101,700. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement, see Note 10) amounted to $75,512, which results in a leverage ratio of 1.35, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. At June 30, 2022, the Company has the capacity to increase its borrowings by up to $162,592, according to the terms thereof. This compares to an available borrowing capacity of $56,906 as of June 30, 2021. At December 31, 2021, the Company had borrowing capacity of $178,705. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

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

Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period that revisions are determined to be necessary. Actual results may differ from these estimates under different outcomes or conditions. Our estimates did not change materially during the three- and six-months ended June 30, 2022.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2021 and note 10 to the condensed consolidated financial statements.

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

As of June 30, 2022, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2022, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

An NGO petition to revoke tolerances a family of chemistries (namely, organophosphate) could jeopardize several of the Company’s products. On November 18, 2021, a group of non-governmental organizations led by Pesticide Action Network North America filed a petition with the USEPA to revoke the food tolerances for eight of the Company’s registered active ingredients, all of which are in the family of organophosphates. In July 2022, USEPA published in the Federal Register an invitation for public comment on the petition, giving commenters 30 days’ within which to submit their comments. In light of the large number of active ingredients implicated by the petition, the Company and multiple other stakeholders (including grower groups and trade organizations) are seeking an extension of time for submitting such comments. While the Company does not believe that there is a valid basis for revoking tolerances under applicable law (as the petition is largely based upon unsound studies solely involving chlorypyrifos), there is no guarantee that USEPA will grant an extension or, for that matter, will deny the remedy being sought by the petition. It is possible that USEPA could find a basis upon which to revoke tolerances and therefore cancel one or all active ingredients which, in turn, could have a material adverse effect upon the Company’s financial performance. Further, this matter is unprecedented insofar as it, in effect, targets an entire class of chemistry (as opposed to one active ingredient); thus, it is possible that, if granted, this petition will establish an adverse precedent by which NGOs can seek to cancel other families of chemistries within the broader industry.

USEPA’s notice of intention to suspend the DCPA registration could have a broader impact on the Company’s portfolio and the industry in general.  In May 2022, the USEPA issued a notice of intention to suspend DCPA, the active ingredient of an herbicidal product marketed by the Company under the name Dacthal on the basis that the Company acted allegedly inappropriately in providing data studies that had been requested by the agency. In fact, the agency had requested 89 data studies and, over the course of several years, the Company had supplied 69 such studies and had been working constructively on mutually acceptable timetables either to complete, or to obtain waivers for, the balance of the studies. The Company petitioned an administrative law judge (“ALJ”) to appeal the NOITS.  In response to USEPA’s motion, the ALJ granted an accelerated decision to uphold the NOITS. The Company, in turn, has appealed the ALJ’s decision to the Environmental Appeals Board, on the ground that the basis was erroneous, both with respect to statutory construction and factual inferences being improperly made in the agency’s favor. While the Company believes that there is no merit to the agency’s position, there is no guarantee that the Company will prevail in defending against the attempted suspension. Further, if this suspension is granted, it is possible that the agency will seek to invalidate registrations summarily, including both the Company’s and those of its peers. This, in turn, could have a material adverse effect upon the Company’s financial performance.

The Catalano product liability case could set an adverse precedent for the active ingredient acephate, as well as for organophosphates more generally. As more fully described in Part 14, Item II herein, plaintiffs in Catalano seek damages for cardiovascular injury allegedly arising from making applications of Orthene, a systemic insecticide marketed by the Company, having acephate as its active ingredient. While the Company believes that the claim has not merit and that there have been no data studies linking acephate to cardiovascular disease, it is possible that a court could reach a judgment that is adverse to the Company and, in so doing, set an adverse precedent with respect not only to commercial acephate products, but also to consumer acephate products and organophosphate products more generally. Such adverse judgment and/or precedent could have a materially adverse effect upon the Company’s financial performance.

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

The table below summarizes the number of shares of our common stock that were repurchased during the three- and six-month periods ended June 30, 2022. There were no such purchases during the three- and six-month periods ended June 30, 2021.  The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2022	332,404	$18.71	$6,219	667,596
April 30, 2022	100	$19.99	$2	667,496
May 31, 2022	506	$19.99	$11	666,990
Total number of shares repurchased	333,010	$18.71	$6,232	666,990

Item 6.	Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 8, 2022	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: August 8, 2022	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer