Form 10-Q
period 2022-09-30
AMERICAN VANGUARD CORP
filed 2022-11-08
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 29,581,627 shares as of November 2, 2022.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$152,117	$147,298	$449,636	$398,063
Cost of sales	(90,733)	(90,234)	(267,280)	(243,729)
Gross profit	61,384	57,064	182,356	154,334
Operating expenses	(50,140)	(48,410)	(145,550)	(132,934)
Adjustment to bargain purchase gain on business acquisition	—	292	—	171
Operating income	11,244	8,946	36,806	21,571
Change in fair value of equity investments	(454)	(668)	(857)	103
Other income	—	—	—	672
Interest expense, net	(1,086)	(962)	(2,256)	(2,921)
Income before provision for income taxes and loss on equity method investment	9,704	7,316	33,693	19,425
Income tax expense	(2,963)	(1,517)	(10,187)	(5,324)
Income before loss on equity method investment	6,741	5,799	23,506	14,101
Loss on equity method investment	—	(301)	—	(388)
Net income	$6,741	$5,498	$23,506	$13,713
Earnings per common share—basic	$.23	$.18	$.80	$.46
Earnings per common share—assuming dilution	$.23	$.18	$.78	$.45
Weighted average shares outstanding—basic	29,214	29,892	29,496	29,854
Weighted average shares outstanding—assuming dilution	29,805	30,390	30,128	30,470

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$6,741	$5,498	$23,506	$13,713
Other comprehensive loss:
Foreign currency translation adjustment, net of tax effects	(2,764)	(3,459)	(1,748)	(3,048)
Comprehensive income	$3,977	$2,039	$21,758	$10,665

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$20,808	$16,285
Receivables:
Trade, net of allowance for doubtful accounts of $4,535 and $3,938, respectively	194,515	149,326
Other	10,022	9,595
Total receivables, net	204,537	158,921
Inventories	192,309	154,306
Prepaid expenses	16,967	12,488
Income taxes receivable	2,180	—
Total current assets	436,801	342,000
Property, plant and equipment, net	68,598	66,111
Operating lease right-of-use assets	25,402	25,386
Intangible assets, net	187,207	197,841
Goodwill	46,215	46,260
Other assets	11,936	16,292
Deferred income tax assets, net	16	270
Total assets	$776,175	$694,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of other liabilities	$—	$802
Accounts payable	81,919	67,140
Customer prepayments	222	63,064
Accrued program costs	108,016	63,245
Accrued expenses and other payables	24,390	20,745
Income taxes payable	—	3,006
Current operating lease liabilities	5,329	5,059
Total current liabilities	219,876	223,061
Long-term debt, net	148,414	52,240
Long-term operating lease liabilities	20,536	20,780
Other liabilities, net of current installments	5,457	5,335
Deferred income tax liabilities, net	19,324	20,006
Total liabilities	413,607	321,422
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 34,463,947 shares at September 30, 2022 and 34,248,218 shares at December 31, 2021	3,446	3,426
Additional paid-in capital	101,426	101,450
Accumulated other comprehensive loss	(15,532)	(13,784)
Retained earnings	325,698	304,385
Less treasury stock at cost, 4,884,200 shares at September 30, 2022 and 3,361,040 shares at December 31, 2021	(52,470)	(22,739)
Total stockholders’ equity	362,568	372,738
Total liabilities and stockholders' equity	$776,175	$694,160

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2022

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2021	34,248,218	$3,426	$101,450	$(13,784)	$304,385	3,361,040	$(22,739)	$372,738
Common stock issued under ESPP	26,751	2	434	—	—	—	—	436
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(736)	—	—	(736)
Foreign currency translation adjustment, net	—	—	—	7,080	—	—	—	7,080
Stock-based compensation	—	—	1,563	—	—	—	—	1,563
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,093)	(18)	(2,156)	—	—	—	—	(2,174)
Shares repurchased						332,404	(6,219)	(6,219)
Net income	—	—	—	—	9,935	—	—	9,935
Balance, March 31, 2022	34,091,876	3,410	101,291	(6,704)	313,584	3,693,444	(28,958)	382,623
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(742)	—	—	(742)
Foreign currency translation adjustment, net	—	—	—	(6,064)	—	—	—	(6,064)
Stock-based compensation	—	—	1,273	—	—	—	—	1,273
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	351,358	35	892	—	—	—	—	927
Shares repurchased	—	—	—	—	—	606	(13)	(13)
Net income	—	—	—	—	6,830	—	—	6,830
Balance, June 30, 2022	34,443,234	3,445	103,456	(12,768)	319,672	3,694,050	(28,971)	384,834
Common stock issued under ESPP	24,489	2	399	—	—	—	—	401
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(715)	—	—	(715)
Foreign currency translation adjustment, net	—	—	—	(2,764)	—	—	—	(2,764)
Stock-based compensation	—	—	1,560	—	—	—	—	1,560
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(3,776)	(1)	11	—	—	—	—	10
Shares repurchased	—	—	—	—	—	387,340	(7,499)	(7,499)
Accelerated share repurchase pending final settlement	—	—	(4,000)	—	—	802,810	(16,000)	(20,000)
Net income	—	—	—	—	6,741	—	—	6,741
Balance, September 30, 2022	34,463,947	$3,446	$101,426	$(15,532)	$325,698	4,884,200	$(52,470)	$362,568

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2021

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, December 31, 2020	33,922,433	$3,394	$96,642	$(9,322)	$288,182	3,061,040	$(18,160)	$360,736
Common stock issued under ESPP	25,120	2	338	—	—	—	—	340
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(596)	—	—	(596)
Foreign currency translation adjustment, net	—	—	—	(2,503)	—	—	—	(2,503)
Stock-based compensation	—	—	1,792	—	—	—	—	1,792
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(73,231)	(7)	(2,787)	—	—	—	—	(2,794)
Net income	—	—	—	—	3,071	—	—	3,071
Balance, March 31, 2021	33,874,322	3,389	95,985	(11,825)	290,657	3,061,040	(18,160)	360,046
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(600)	—	—	(600)
Foreign currency translation adjustment, net	—	—	—	2,914	—	—	—	2,914
Stock-based compensation	—	—	1,806	—	—	—	—	1,806
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	387,329	39	22	—	—	—	—	61
Net income	—	—	—	—	5,144	—	—	5,144
Balance, June 30, 2021	34,261,651	3,428	97,813	(8,911)	295,201	3,061,040	(18,160)	369,371
Common stock issued under ESPP	25,662	2	401					403
Cash dividends on common stock ($0.02 per share)	—	—	—	—	(594)	—	—	(594)
Foreign currency translation adjustment, net	—	—	—	(3,459)	—	—	—	(3,459)
Stock-based compensation	—	—	1,711	—	—	—	—	1,711
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(14,648)	(2)	(8)	—	—	—	—	(10)
Shares repurchased	—	—	—	—	—	300,000	(4,579)	(4,579)
Net income	—	—	—	—	5,498	—	—	5,498
Balance, September 30, 2021	34,272,665	$3,428	$99,917	$(12,370)	$300,105	3,361,040	$(22,739)	$368,341

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$23,506	$13,713
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	16,649	17,045
Amortization of other long-term assets	2,656	2,981
Loss on disposal of property, plant and equipment	265	—
Accretion of discounted liabilities	28	(10)
Amortization of deferred loan fees	174	294
Provision for bad debts	597	1,202
Loan principal and interest forgiveness	—	(672)
Fair value adjustment to contingent consideration	621	520
Stock-based compensation	4,396	5,309
Change in deferred income taxes	(64)	(560)
Change in fair value of equity investments	857	(103)
Loss on equity method investment	—	388
Adjustment to bargain purchase gain on business acquisition	—	(171)
Net foreign currency adjustments	218	(330)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(46,289)	(42,979)
Increase in inventories	(38,987)	(4,325)
Increase in prepaid expenses and other assets	(4,272)	(2,194)
(Increase) decrease in income tax receivable/payable, net	(5,201)	2,031
Increase in net operating lease liability	10	183
Increase in accounts payable	14,418	7,769
Decrease in customer prepayments	(62,831)	(38,272)
Increase in accrued program costs	45,016	33,982
Increase in other payables and accrued expenses	2,555	4,025
Net cash used in operating activities	(45,678)	(174)
Cash flows from investing activities:
Capital expenditures	(8,946)	(7,963)
Proceeds from disposal of property, plant and equipment	46	—
Acquisition of product line	—	(10,000)
Intangible assets	(1,078)	(285)
Investments	—	(183)
Net cash used in investing activities	(9,978)	(18,431)
Cash flows from financing activities:
Payments under line of credit agreement	(64,000)	(57,408)
Borrowings under line of credit agreement	160,000	86,000
Payment of contingent consideration	—	(250)
Net receipt from the issuance of common stock under ESPP	837	743
Net receipt from the exercise of stock options	783	172
Payment for tax withholding on stock-based compensation awards	(2,020)	(2,915)
Repurchase of common stock	(33,731)	(4,579)
Payment of cash dividends	(2,072)	(1,789)
Net cash provided by financing activities	59,797	19,974
Net increase in cash and cash equivalents	4,141	1,369
Effect of exchange rate changes on cash and cash equivalents	382	(574)
Cash and cash equivalents at beginning of period	16,285	15,923
Cash and cash equivalents at end of period	$20,808	$16,718
See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

The Company continues to closely monitor the impact of the novel coronavirus (COVID-19) pandemic on all aspects of its business, including how the pandemic will impact its customers, business partners, and employees. The Company is considered an essential business by most governments in the jurisdictions and territories in which the Company operates and, as a result, did not incur significant disruptions from the COVID-19 pandemic during the three- and nine-month periods ended September 30, 2022 and 2021. During the three- and nine-month periods ended September 30, 2022, the Company experienced strong demand for its domestic crop and international products, and generally more normal business activities including face-to-face meetings with customers and suppliers etc. The Company established a pandemic working group at the start of the COVID-19 pandemic.

Looking forward, the Company is unable to predict the impact that the pandemic may have on its future financial condition, results of operations and cash flows due to numerous uncertainties. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its customers in the near term will depend on future developments, which are highly uncertain and, beyond extrapolating our experience since the start of the pandemic, cannot be predicted with confidence. The Company continues to monitor its business for adverse impacts of the pandemic, including some continuing volatility in foreign exchange markets, supply-chain disruptions in certain markets, and increased costs of employee safety and retention, among others.

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

The operating lease expense for the three-month periods ended September 30, 2022, and 2021, was $1,653 and $1,568, respectively, and $4,876 and $4,464 for the nine-month periods ended September 30, 2022 and 2021, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,613	$1,260	$4,846	$4,271
ROU assets obtained in exchange for new liabilities	$2,378	$5,805	$4,202	$17,872

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2022 were as follows:

Weighted-average remaining lease term (in years)	6.08
Weighted-average discount rate	4.00%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2022 were as follows:

2022 (excluding nine-months ended September 30, 2022)	$1,603
2023	5,977
2024	5,132
2025	4,610
2026	3,439
Thereafter	8,580
Total lease payments	29,341
Less: imputed interest	(3,476)
Total	$25,865
Amounts recognized in the condensed consolidated balance sheets:
Operating lease liabilities, current	$5,329
Operating lease liabilities, long-term	$20,536

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
U.S. crop	$69,115	$66,722	$220,503	$184,052
U.S. non-crop	18,936	21,622	53,648	60,563
Total U.S.	88,051	88,344	274,151	244,615
International	64,066	58,954	175,485	153,448
Total net sales:	$152,117	$147,298	$449,636	$398,063
Timing of revenue recognition:
Goods and services transferred at a point in time	$152,117	$147,298	$449,493	$397,762
Goods and services transferred over time	—	—	143	301
Total net sales:	$152,117	$147,298	$449,636	$398,063

Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property and amounted to $3,000 and $3,900 at September 30, 2022 and December 31, 2021, respectively. The short-term and long-term contract assets of $1,525 and $1,475 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheets as of September 30, 2022. The short-term and long-term assets of $1,825 and $2,075 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheets as of December 31, 2021.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three- and nine-month periods ended September 30, 2022, that was included in customer prepayments at the beginning of 2022, was $272 and $63,064, respectively. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2022.

4. Property, Plant and Equipment — Property, plant and equipment at September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
Land	$2,755	$2,756
Buildings and improvements	19,909	19,844
Machinery and equipment	140,309	132,159
Office furniture, fixtures and equipment	10,419	10,094
Automotive equipment	1,595	1,832
Construction in progress	7,898	8,199
Total gross value	182,885	174,884
Less accumulated depreciation	(114,287)	(108,773)
Total net value	$68,598	$66,111

The Company recognized depreciation expense related to property and equipment of $2,091 and $2,496 for the three-month periods ended September 30, 2022 and 2021, respectively. The Company recognized depreciation expense related to property and equipment of $6,207 and $6,341 for the nine-month periods ended September 30, 2022 and 2021, respectively.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost methods. The components of inventories consist of the following:

	September 30, 2022	December 31, 2021
Finished products	$163,359	$138,159
Raw materials	28,950	16,147
	$192,309	$154,306

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended September 30,
	2022	2021	Change	% Change
Net sales:
U.S. crop	$69,115	$66,722	$2,393	4%
U.S. non-crop	18,936	21,622	(2,686)	-12%
U.S. total	88,051	88,344	(293)	0%
International	64,066	58,954	5,112	9%
Net sales:	$152,117	$147,298	$4,819	3%
Gross profit:
U.S. crop	$34,502	$30,237	$4,265	14%
U.S. non-crop	8,811	8,882	(71)	-1%
U.S. total	43,313	39,119	4,194	11%
International	18,071	17,945	126	1%
Total gross profit:	$61,384	$57,064	$4,320	8%

	For the nine months ended September 30,
	2022	2021	Change	% Change
Net sales:
U.S. crop	$220,503	$184,052	$36,451	20%
U.S. non-crop	53,648	60,563	(6,915)	-11%
U.S. total	274,151	244,615	29,536	12%
International	175,485	153,448	22,037	14%
Net sales:	$449,636	$398,063	$51,573	13%
Gross profit:
U.S. crop	$104,599	$78,313	$26,286	34%
U.S. non-crop	24,826	28,047	(3,221)	-11%
U.S. total	129,425	106,360	23,065	22%
International	52,931	47,974	4,957	10%
Total gross profit:	$182,356	$154,334	$28,022	18%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs”. Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management reviews individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with support from financial analysts, reviews the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are then reviewed with executive management for final approval. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and nine-month periods ended September 30, 2022, and 2021.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
September 12, 2022	September 23, 2022	October 7, 2022	$0.025	$715
June 6, 2022	June 24, 2022	July 8, 2022	$0.025	$742
March 14, 2022	March 25, 2022	April 15, 2022	$0.025	$736
December 13, 2021	December 27, 2021	January 10, 2022	$0.020	$594
September 13, 2021	October 1, 2021	October 15, 2021	$0.020	$594
June 8, 2021	June 24, 2021	July 8, 2021	$0.020	$600
March 10, 2021	March 15, 2021	April 15, 2021	$0.020	$596
December 7, 2020	December 23, 2022	January 6, 2021	$0.020	$592

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to AVD	$6,741	$5,498	$23,506	$13,713
Denominator: (in thousands)
Weighted average shares outstanding-basic	29,214	29,892	29,496	29,854
Dilutive effect of stock options and grants	591	498	632	616
Weighted average shares outstanding-diluted	29,805	30,390	30,128	30,470

For the three- and nine-month periods ended September 30, 2022, and 2021, respectively, no stock options were excluded from the computation of diluted earnings per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. The Company has no short-term debt as of September 30, 2022 and December 31, 2021. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2022	December 31, 2021
Revolving line of credit	$149,300	$53,300
Deferred loan fees	(886)	(1,060)
Net long-term debt	$148,414	$52,240

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

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for LIBOR Revolver Loans are payable on the last day of each interest period (either one, two, three or six months, as selected by the borrower) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each calendar quarter and the maturity date. The interest rate as of September 30, 2022 was 4.46%.

At September 30, 2022, the Company was compliant with all covenants to its current credit agreement. Also, at September 30, 2022, the Company’s total Funded Debt amounted to $149,300. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement) amounted to $77,167, which results in a leverage ratio of 1.93, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. At September 30, 2022, the Company has the capacity to increase its borrowings by up to $120,783, according to the terms thereof. This compares to an available borrowing capacity of $94,973 as of September 30, 2021. At December 31, 2021, the Company had borrowing capacity of $178,705. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

Agrinos had an existing Paycheck Protection Program (PPP) loan in the amount of $705 as of the date it was acquired by the Company in October 2020. This PPP loan was granted to Agrinos on April 27, 2020. On January 7, 2021, the Small Business Administration forgave $667 in principal and $5 in interest of this PPP loan. As a result, the PPP loan was extinguished on January 7, 2021 and the total amount forgiven of $672 was recorded as other income in the Company’s condensed consolidated statements of operations and represents a non-cash financing activity on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

11. Reclassifications — Certain items may have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2022, presentation.

12. Comprehensive Income — Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statement of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and nine-month periods ended September 30, 2022, and 2021, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2022
Restricted Stock	$1,184	$3,257	$8,010	2.0
Unrestricted Stock	130	369	347	0.7
Performance-Based Restricted Stock	246	770	3,093	1.9
Total	$1,560	$4,396	$11,450

September 30, 2021
Restricted Stock	$1,246	$3,469	$8,277	2.0
Unrestricted Stock	100	317	267	0.7
Performance-Based Restricted Stock	365	1,523	3,522	2.0
Total	$1,711	$5,309	$12,066

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and nine-month periods ended September 30, 2022, and 2021.

Time-Based Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three- and nine-month periods ended September 30, 2022, and 2021 is presented below:

	Three and Nine Months Ended September 30, 2022		Three and Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	817,290	$17.04	820,624	$16.64
Vested	(230,080)	17.31	(197,615)	19.91
Forfeited	(24,109)	17.10	(11,580)	16.95
Nonvested shares at March 31st	563,101	16.93	611,429	15.57
Granted	242,067	23.79	289,757	20.10
Vested	(27,482)	22.35	(30,112)	16.72
Forfeited	(14,070)	18.53	(11,231)	16.60
Nonvested shares at June 30th	763,616	18.88	859,843	17.04
Granted	13,600	$18.94	3,400	15.17
Vested	(1,262)	19.39	(5,962)	15.36
Forfeited	(15,945)	20.09	(13,841)	17.21
Nonvested shares at September 30th	760,009	$18.86	843,440	$17.04

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three- and nine-month periods ended September 30, 2022, and 2021, respectively is presented below:

	Three and Nine Months Ended September 30, 2022		Three and Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	379,061	$16.43	391,771	$16.26
Additional granted (forfeited) based on performance achievement	(41,088)	16.56	71,180	20.53
Vested	(78,704)	17.18	(175,087)	19.78
Forfeited	(7,074)	16.77	(505)	19.26
Nonvested shares at March 31st	252,195	16.17	287,359	15.16
Granted	83,190	23.63	102,043	20.03
Forfeited	(7,829)	17.50	—	—
Nonvested shares at June 30th	327,556	16.58	389,402	16.44
Forfeited	(2,577)	17.80	(3,733)	17.04
Nonvested shares at September 30th	324,979	$16.57	385,669	$16.43

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three- and nine-month periods ended September 30, 2022:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	108,036	$11.49
Options exercised	(33,745)	11.49
Balance outstanding, June 30, 2022	74,291	$11.49
Options exercised	(1,541)	11.49
Balance outstanding, September 30, 2022	72,750	$11.49

All the incentive stock options outstanding as of September 30, 2022, have an exercise price per share of $11.49, total intrinsic value of $525, and a remaining life of 27 months.

Activity for the three- and nine-month periods ended September 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	123,087	$11.48
Options exercised	(5,838)	11.49
Balance outstanding, March 31, 2021	117,249	11.48
Options exercised	(8,826)	11.35
Balance outstanding, June 30, 2021	108,423	11.49
Options exercised	(387)	11.49
Balance outstanding, September 30, 2021	108,036	$11.49

Performance Incentive Stock Option Plan

Activity for the three- and nine-month periods ended September 30, 2022:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	114,658	$11.49
Options exercised	(32,850)	11.49
Balance outstanding, June 30 and September 30, 2022	81,808	$11.49

Activity for the three- and nine-month periods ended September 30, 2021:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2020	114,658	$11.49
Options exercised	—	—
Balance outstanding, September 30, 2021	114,658	$11.49

All the performance incentive stock options outstanding as of September 30, 2022, have an exercise price per share of $11.49, total intrinsic value of $590, and a remaining life of 27 months.

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

Since April 2018, the Department of Justice (“DOJ”) has conducted several interviews of AMVAC employees and issued supplemental document requests in connection with the investigation. In November 2020, DOJ issued a second grand jury subpoena seeking records and related communications with regard to a submission made by the Company to the Environmental Protection Agency (“EPA”) in connection with a request to amend a pesticide’s registration. Soon thereafter, DOJ also identified the Company and one of its non-executive employees as targets of the government’s investigation. In January 2021, DOJ and EPA informed the Company that it is investigating violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. DOJ also identified evidence that it contends supports alleged violations with respect to both the Company and the individual target. As part of discussions regarding possible resolution, in October 2021, the Company presented its evaluation of the legal and factual issues raised by the government (which do not include any allegations of harm to human health or the environment) to both DOJ and USEPA. Further, three corporate witnesses were interviewed by the grand jury in Mobile, Alabama in February 2022. Following that interview, the individual target entered into a plea agreement which was entered by the court having jurisdiction in this matter in May 2022. In July 2022, the DOJ outlined its current view of the investigation and indicated an interest in reaching resolution of the matter. Further discussions on that subject are imminent. The Company expects that talks regarding potential resolution will resume in the near future.

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

Harold Reed v. AMVAC et al. During January 2017, the Company was served with two Statements of Claim that had been filed on March 29, 2016 with the Court of Queen’s Bench of Alberta, Canada (as case numbers 160600211 and 160600237) in which plaintiffs, Harold Reed (an applicator) and 819596 Alberta Ltd. dba Jem Holdings (an application equipment rental company), allege physical injury and damage to equipment, respectively, arising from a fire that occurred during an application of the Company’s potato sprout inhibitor, SmartBlock, at a potato storage facility in Coaldale, Alberta on April 2, 2014. Four other related matters were subsequently consolidated into this case (alleging loss of potatoes, damage to equipment, damage to Quonset huts and loss of business income). The parties have exchanged written discovery, and depositions of persons most knowledgeable took place during the first quarter of 2019. Citing the length of the cases’ pendency and the expense, in December 2019, plaintiff Reed voluntarily dismissed two actions (160600211 and 160600237) for no consideration. Over the course of 2020, discovery was completed, and the parties held a mediation on March 11, 2021; however, no settlement was reached. The parties participated in a second mediation in August 2022, during which plaintiffs significantly lowered their collective demands, and all parties were able to reach a settlement under the terms of which three co-defendants (including the Company) are equally sharing in a cash contribution. The Company’s contribution toward settlement was largely covered by pre-existing reserves and, in any event, is not material to its financial performance or operations. The court has entered an order of dismissal with prejudice pursuant to the settlement agreement; thus, this matter is resolved.

DCPA Suspension Proceedings. In May 2022, the USEPA issued a notice of intention to suspend DCPA, the active ingredient of an herbicidal product marketed by the Company under the name Dacthal, on the basis that the Company acted allegedly inappropriately in providing data studies that had been requested by the agency. In fact, the agency had requested 89 data studies and, over the course of several years, the Company had supplied 69 such studies and had been working constructively on mutually acceptable timetables either to complete, or to obtain waivers for, the balance of the studies. The Company petitioned an administrative law judge (“ALJ”) to appeal the notice of intention to suspend ("NOITS"). In response to USEPA’s motion, the ALJ granted an accelerated decision to uphold the NOITS. The Company, in turn, has appealed the ALJ’s decision to the Environmental Appeals Board (“EAB”), on the ground that the basis was erroneous, both with respect to statutory construction and factual inferences being improperly made in the agency’s favor. In October 2022, the EAB reversed the ALJ’s order, finding that that court had used a statutorily improper standard (namely, whether the Company had submitted all requested data as opposed to the proper standard of whether the Company acted appropriately in responding to the data call-ins). The matter has been remanded to the ALJ, which has set a hearing date of January 24, 2023. At the same time, USEPA has expressed an interest in settlement of the matter; thus, the Company, USEPA and the Office of General Counsel are engaged in settlement discussions in parallel with the proceedings at the ALJ. At this stage, the Company is unable to predict the probable outcome of the matter and, accordingly, has not recorded a loss contingency with respect thereto.

15. Recent Issued Accounting Guidance

Accounting Standards Adopted

In November 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-10, “Disclosures by Business Entities about Government Assistance.” This ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded, and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. Effective January 1, 2022, the Company adopted ASU No. 2021-10 on a prospective basis. The adoption of this standard was not material to the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Liabilities from Contracts with Customers.” This ASU requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The ASU is effective for fiscal years and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting this ASU and does not expect a material impact on its condensed consolidated financial statements.

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

The following table illustrates the Company’s contingent consideration movements related to its business acquisitions:

	Three months ended September 30, 2022	Three months ended September 30, 2021
Balance, June 30	$1,367	$2,116
Fair value adjustment	—	(493)
Payments on existing obligations	(1,292)	—
Accretion of discounted liabilities	10	(1)
Foreign exchange effect	(85)	(57)
Balance, September 30	$—	$1,565

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Balance, December 31	$786	$2,468
Purchase price adjustment	—	(955)
Fair value adjustment	635	520
Payments on existing obligations	(1,292)	(250)
Accretion of discounted liabilities	28	(10)
Foreign exchange effect	(157)	(208)
Balance, September 30	$—	$1,565

The contingent consideration in the amount of $786 is included in current installments of other liabilities on the condensed consolidated balance sheets as of December 31, 2021.

17. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2021	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($48)	7,080
Balance, March 31, 2022	(6,704)
Foreign currency translation adjustment, net of tax effects of $109	(6,064)
Balance, June 30, 2022	(12,768)
Foreign currency translation adjustment, net of tax effects of $81	(2,764)
Balance, September 30, 2022	$(15,532)

Balance, December 31, 2020	$(9,322)
Foreign currency translation adjustment, net of tax effects of $1,179	(2,503)
Balance, March 31, 2021	(11,825)
Foreign currency translation adjustment, net of tax effects of ($1,731)	2,914
Balance, June 30, 2021	(8,911)
Foreign currency translation adjustment, net of tax effects of $1,359	(3,459)
Balance, September 30, 2021	$(12,370)

18. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2022 and December 31, 2021, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have a readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three- and nine-month periods ended September 30, 2022. The Company recorded an impairment in the amount of $399 during the three- and nine-month periods ended September 30, 2021.The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,884 as of September 30, 2022 and December 31, 2021.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $659 and $1,516 as of September 30, 2022 and December 31, 2021, respectively. The Company recorded a loss of $454 and $269 for the three-month periods ended September 30, 2022 and 2021, respectively. The Company recorded a loss of $857 and a gain of $502 for the nine-month periods ended September 30, 2022 and 2021, respectively. The investment is recorded within other assets on the condensed consolidated balance sheets.

19. Product and Business Acquisitions — The Company did not complete any acquisitions during the three- and nine-month periods ended September 30, 2022. The Company completed one product acquisition during the three- and nine-months ended September 30, 2021. The acquisition was completed on July 1, 2021, for $10,000 in cash consideration. The acquisition was accounted for as an asset acquisition and the $10,000 in consideration was allocated as follows: product registrations and product rights $8,225, trade names and trademarks $1,650, and prepaid asset $125.

20. Income Taxes —Income tax expense was $2,963 and $1,517 for the three-month period ended September 30, 2022, and 2021, respectively. The effective tax rate was 30.5% and 20.7% for the three-month periods ended September 30, 2022 and 2021, respectively. Income tax expense was $10,187 and $5,324 for the nine months ended September 30, 2022, and 2021, respectively. The effective tax rate for the nine-month periods ended September 30, 2022 and 2021, was 30.2% and 27.4%, respectively. For the three- and nine-month periods ended September 30, 2022, the rate increased compared to the same periods of 2021 reflecting the mix of income in different jurisdictions. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (“TCJA”) of 2017 amends Internal Revenue Code Section 174 Costs wherein research and development expenditures will no longer be deducted in the tax year that such costs are incurred but must now be capitalized and amortized over either a five- or fifteen-year period, depending on the location of the activities performed. The effective tax rate is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

21. Stock Re-purchase Programs — The Company periodically repurchases shares of its common stock under a board-authorized repurchase program through a combination of open market transactions and accelerated share repurchase (ASR) arrangements.

On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three- and nine-month periods ended September 30, 2022. There were no such purchases during the three- and nine-month periods ended September 30, 2021.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2022	332,404	$18.71	$6,219	667,596
Balance at March 31, 2022	332,404		$6,219	667,596

April 30, 2022	100	$19.99	$2	667,496
May 31, 2022	506	$19.99	$11	666,990
Balance at June 30, 2022	606	$19.99	$13	666,990

August 31, 2022	165,039	$19.59	$3,234	501,951
September 30, 2022	222,301	$19.19	$4,265	279,650
Balance at September 30, 2022	387,340	$19.36	$7,499	279,650

Total number of shares repurchased	720,350	$19.06	$13,731	279,650

On August 22, 2022, pursuant to a Board of Directors resolution, the Company entered into an accelerated share repurchase arrangement to repurchase $20,000 of its common stock. Under the agreement, the Company paid $20,000 and immediately received an initial delivery of 802,810 shares in the amount of $16,000, which the Company recorded as treasury shares. The Company recorded the remaining $4,000 as a reduction to additional paid-in capital pending final settlement in the fourth quarter of 2022. The final number of shares that the Company ultimately receives under the agreement will be determined based on the average of the Rule 10b-18 volume-weighted average prices of the Company’s common stock during the term of the agreement, less and agreed discount, and subject to adjustments pursuant to the terms of the agreement.

The table below summarizes the number of shares of the Company’s common stock that were received under the accelerated share repurchase arrangement during the three- and nine-month periods ended September 30, 2022. There were no such transactions during the three- and nine-month periods ended September 30, 2021.

Month ended	Total number of shares received	Average price paid per share	Total amount paid
August 31, 2022	802,810	$19.93	$16,000

In summary, the Company added a total of 1,190,150 and 1,523,160 of treasury shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2022.

22. Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,073	$2,839
Income taxes, net	$15,530	$3,836
Non-cash transactions:
ROU assets exchanged for lease liabilities	$4,202	$17,872
Cash dividends declared and included in accrued expenses	$715	$594

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

MANAGEMENT OVERVIEW

Overview of the Company’s Performance

During the third quarter of 2022, the agriculture industry continued to demonstrate resiliency. Driven by geopolitical conditions, corn and soybean commodity prices for row crops remained high. Further, supply chain conditions continued to improve across many industries. Further, thus far, the industry has been able to compensate for the effects of inflation through price increases. The Company responded to these conditions by increasing prices, where possible, and deployed its factory assets to continue meeting demand. Consequently, the Company’s overall operating results for the third quarter of 2022 improved modestly in terms of net sales and more significantly in terms of profitability, as compared with those of the same period of 2021. Led by increased sales within our international business, consolidated net sales increased by 3% (to end at $152,117 as compared to $147,298) and net income increased by 23% (to $6,741 from $5,498).

On a consolidated basis, domestic sales were flat, and international sales increased 9%, resulting in an overall net sales improvement of 3%. By contrast, cost of sales was virtually flat, quarter-over-quarter. This lower comparative increase in cost of sales was a result of higher selling prices and a favorable mix of higher-margin products in the third quarter of 2022, as compared to the same period of the prior year. Cost of sales were 60% of sales in the third quarter of 2022, as compared to 61% for the same period of 2021. These factors, taken together, yielded a 8% increase in gross profit, while overall gross margin percent improved to 40% from 39% quarter-over-quarter, as a result of selling more higher margin products, increased prices, and better factory performance.

Operating expenses remained flat at 33% of net sales, notwithstanding significant inflationary pressure. Operating income for the period increased by 26% (to $11,244 from $8,946), driven by the overall sales increase, higher selling prices and improved factory utilization. Interest expense was flat as compared with the same period of 2021, while tax expense rose by 95% (from $1,517 in the third quarter of 2021 to $2,963 in the same period of 2022) due to an increase in taxable income and higher effective tax rate. These factors yielded net income for the period of $6,741, a 23% increase over compared to $5,498 in the third quarter of 2021. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2022 and 2021:

	2022	2021	Change	% Change
Net sales:
U.S. crop	$69,115	$66,722	$2,393	4%
U.S. non-crop	18,936	21,622	(2,686)	-12%
Total U.S.	88,051	88,344	(293)	0%
International	64,066	58,954	5,112	9%
Total net sales:	$152,117	$147,298	$4,819	3%
Cost of sales:
U.S. crop	$34,613	$36,485	$(1,872)	-5%
U.S. non-crop	10,125	12,740	(2,615)	-21%
Total U.S.	44,738	49,225	(4,487)	-9%
International	45,995	41,009	4,986	12%
Total cost of sales:	$90,733	$90,234	$499	1%
Gross profit:
U.S. crop	$34,502	$30,237	$4,265	14%
U.S. non-crop	8,811	8,882	(71)	-1%
Total U.S.	43,313	39,119	4,194	11%
International	18,071	17,945	126	1%
Total gross profit	$61,384	$57,064	$4,320	8%
Gross margin:
U.S. crop	50%	45%
U.S. non-crop	47%	41%
Total U.S.	49%	44%
International	28%	30%
Total gross margin	40%	39%

Our domestic crop business recorded net sales that were 4% higher than those of the third quarter of 2021 ($69,115 as compared to $66,722). Year-over-year gains were posted by Dacthal (a leading weed control solution for a variety of high value vegetable crops including onions), Folex (which benefited from favorable harvest weather conditions and the increase in 2022 cotton acres in the Mississippi Delta region), and Bidrin (our cotton foliar insecticide which benefitted from increased early-season pest pressure). These gains were partially offset by lower sales of corn soil insecticide Aztec, due to a shift in customer purchasing patterns, and temporarily delayed sales of Thimet for sugarcane applications which were curtailed at the end of the quarter due to the impact of Hurricane Ian on logistics in Florida. Further, while drought conditions in our Western and Southwestern markets adversely impacted the physical volume of our soil fumigants products, we achieved improved net sales through appropriate price adjustments.

Cost of sales within the domestic crop business decreased by 5% (from $36,485 in 2021 to $34,613 in 2022) primarily as a result of selling more higher-margin products, and improved factory performance. As a result of these factors and increased pricing, domestic crop generated an 14% increase in gross profit (from $30,237 in the third quarter of 2021 to $34,502 this year) on a 4% increase in sales.

Our domestic non-crop business posted a decline in net sales in the third quarter of 2022, as compared to the same period in the prior year (down 12% to $18,936 from $21,622 in 2021). In the quarter, demand for our OHP nursery and ornamental products declined, as consumer spending paused on concerns over a possible economic recession. Conversely, we saw an uptick in demand for goods that we supply to professional pest control applicators and landscapers. Mosquito control product sales were below the prior year third quarter, but in the aftermath of Hurricane Ian channel inventories of our Dibrom adulticide are being depleted and is expected to be replenished in the next two quarters.

Cost of sales within the domestic non-crop business declined by 21% in the third quarter of 2022, as compared to the same period in the prior year (from $12,740 in 2021 to $10,125 in 2022), primarily resulting from lower sales offset by price increases and improved factory performance and associated overhead cost recovery. Gross profit for domestic non-crop decreased by 1% (from $8,882 in 2021 to $8,811 in 2022).

Net sales of our international businesses rose by 9% during the period ($64,066 in 2022 vs. $58,954 in 2021) and constituted 42% of our consolidated quarterly sales. These results were achieved despite the challenges posed by the strong US Dollar and various production, supply, and transportation difficulties. The business benefited from sales increases in soil fumigants, Mocap and Nemacur soil insecticides and an especially strong performance in Brazil, where our Counter nematicide sales are accelerating. Our Central American business experienced increased demand in the pineapple, banana, and citrus markets, along with continuing expansion of our Greenplants micronutrient solutions. In Mexico, despite drought conditions, our business experienced good performance by penetrating previously untapped regions of the country with at-plant fumigants and herbicides on high-value crops. Despite sufficient rainfall and heavy demand for molluscicides and other insecticide products for use on canola, winter wheat and pulse, our Australian operations posted lower sales as a result of supply constraints and transportation-related difficulties.

Cost of sales in our international business increased by 12% (from $41,009 in 2021 to $45,995 in 2022), on sales that increased by 9% and was impacted by cost increases (including logistics and freight) of the third-party products that we distribute. Gross profit for the international businesses increased by 1% (to $18,071 in 2022 from $17,945 in 2021).

On a consolidated basis, gross profit for the third quarter of 2022 increased by 8% (from $57,064 in 2021 to $61,384 in 2022). Overall gross margin percentage ended at 40% in the third quarter of 2022, as compared to 39% in the third quarter of the prior year. The primary driver for this increase was higher selling prices coupled with improved factory performance, partially offset by inflation on raw materials and logistics and, for our international businesses, higher purchases costs related to increases in the US Dollar.

Operating expenses increased by $1,730 to $50,140 for the three-month period ended September 30, 2022, as compared to the same period in 2021. The changes in operating expenses by department are as follows:

	2022	2021	Change	% Change
Selling	$14,162	$12,462	$1,700	14%
General and administrative	15,570	15,727	(157)	-1%
Research, product development and regulatory	8,513	7,674	839	11%
Freight, delivery and warehousing	11,895	12,547	(652)	-5%
Subtotal	$50,140	$48,410	$1,730	4%

•
Selling expenses increased by $1,700 to end at $14,162 for the three-month period ended September 30, 2022, as compared with the same period of the prior year. This included increased costs associated with travel expenses (as the business resumed in-person interaction with customers), inflation related increased wages, increased spending on advertising and promoting the Company’s products, and the cost of commissions associated with sales growth in Brazil. These increased costs were somewhat offset by exchange movement in key currencies.
•
General and administrative expenses decreased by $157 to end at $15,570 for the three-month period ended September 30, 2022, as compared to the same period of 2021. The main drivers were the positive impacts on the foreign currency exchange rates, offset by increased wages, travel expenses, legal and other administrative costs in support of our growing business.
•
Research, product development costs and regulatory expenses increased by $839 to end at $8,513 for the three-month period ended September 30, 2022, as compared to the same period of 2021. The main drivers were increased international regulatory and registration costs as we invest in our strongly growing business.
•
Freight, delivery and warehousing costs for the three-month period ended September 30, 2022, were $11,895 or 7.8% of sales as compared to $12,547 or 8.5% of sales for the same period in 2021. The decrease can mainly be attributed to improved supply chain conditions and variations in delivery destinations.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded negative fair value adjustments in the amount of $454 and $269 for the three months ended September 30, 2022 and 2021, respectively.

Interest costs net of capitalized interest were $1,086 in the three-month period ended September 30, 2022, as compared to $962 in the same period of 2021. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$125,441	$1,104	3.5%	$147,171	$889	2.4%
Amortization of deferred loan fees	—	61	—	—	70	—
Amortization of other deferred liabilities	—	10	—	—	2	—
Other interest expense	—	(1)	—	—	52	—
Subtotal	125,441	1,174	3.7%	147,171	1,013	2.8%
Capitalized interest	—	(88)	—	—	(51)	—
Total	$125,441	$1,086	3.5%	$147,171	$962	2.6%

The Company’s average overall debt for the three-month period ended September 30, 2022 was $125,441, as compared to $147,171 for the three-month period ended September 30, 2021. Our borrowings in the three-month period ended September 30, 2022, were lower mainly due to cash generated over the last 12 months used to pay down debt, partially offset by the acquisition activity over the same period and increases in working capital in support of business growth. As can be seen from the table above, the effective bank interest rate on our revolving line of credit was 3.5% and 2.4% at each of the three-month period ended September 30, 2022 and 2021, respectively.

Income tax expense increased by $1,446 to $2,963 for the three-month period ended September 30, 2022, as compared to $1,517 for the comparable period in 2021. The effective tax rates for the three-month period ended September 30, 2022, and 2021, were 30.5% and 20.7%, respectively. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management. The increase in effective tax rate was primarily driven by the mix of our domestic and international income.

Our net income for the three-month period ended September 30, 2022, was $6,741 or $0.23 per basic and diluted share, as compared to $5,498 or $0.18 per basic and diluted share in the same quarter of 2021.

Nine Months Ended September 30, 2022 and 2021:

Overview of the Company’s Performance

During the first nine months of 2022, the global agricultural industry maintained the upcycle that began in 2021. Commodity prices remained high, driven in part by the Russian invasion of Ukraine, which has served to reduce exports from both Russia and Ukraine, of corn, wheat, sunflower oil and fertilizer inputs into the global market, and a stronger farm economy in the U.S. Inflation in multiple countries has led to higher costs of goods and transportation; however, the strength of the farm economy was able to absorb these effects during the subject period. Following extraordinary activity in the first quarter, domestic distribution within our industry slowed procurement modestly during the second and third quarters. All told, the Company’s overall operating results for the first nine months of 2022 improved in most all respects over those of the same period of 2021.

On a consolidated basis, with domestic sales up 12% and international sales up by 14%, overall net sales increased by 13% (to $449,636 from $398,063). Cost of sales were up 10% on an absolute basis but decreased as a percent of net sales to 59% from 61%. Factory performance improved during the first nine months of 2022, as compared to that of 2021. These factors, taken together, yielded an increase in gross profit, which was up $28,022 or 18% period-over-period and improved to 41% of net sales, up from 39% during the first nine months of 2021. Operating expenses rose on an absolute basis by 10% but declined as a percent of net sales to 32% as compared to 33% of net sales for the same period of the prior year.

Interest expense declined slightly, while income tax expense increased to $10,187 from $5,324 during the comparable period last year, primarily as a result of stronger financial performance and higher effective tax rate. Overall, the Company’s net income for the period increased by 71%, ending at $23,506, as compared to $13,713 during the first nine months of the prior year. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Nine months ended September 30, 2022, and 2021

	2022	2021	Change	% Change
Net sales:
U.S. crop	$220,503	$184,052	$36,451	20%
U.S. non-crop	53,648	60,563	(6,915)	-11%
Total U.S.	274,151	244,615	29,536	12%
International	175,485	153,448	22,037	14%
Total net sales:	$449,636	$398,063	$51,573	13%
Cost of sales:
U.S. crop	$115,904	$105,739	$10,165	10%
U.S. non-crop	28,822	32,516	(3,694)	-11%
Total U.S.	144,726	138,255	6,471	5%
International	122,554	105,474	17,080	16%
Total cost of sales:	$267,280	$243,729	$23,551	10%
Gross profit:
U.S. crop	$104,599	$78,313	$26,286	34%
U.S. non-crop	24,826	28,047	(3,221)	-11%
Total U.S.	129,425	106,360	23,065	22%
International	52,931	47,974	4,957	10%
Total gross profit	$182,356	$154,334	$28,022	18%
Gross margin:
U.S. crop	47%	43%
U.S. non-crop	46%	46%
Total U.S.	47%	43%
International	30%	31%
Total gross margin	41%	39%

Our domestic crop business recorded net sales that were 20% above those of first nine months of 2021. Assisted by consistently high crop commodity prices and a strong domestic farm economy, the Company experienced strong demand across all product categories and was able to implement appropriate pricing actions to cover escalating material and transportation costs. Our Midwest corn business was exceptional, with Aztec soil insecticide and Impact herbicide brands increasing 70% over the prior year nine-month period. Our domestic cotton business led by Bidrin foliar insecticide and Folex harvest defoliant grew by over 40% in the first three quarter of 2022, as compared to the same period of 2021. Domestic Crop also benefited from very strong sales increases in Dacthal for high valued vegetable crops, Assure II which is expanding sales significantly in the US and Envoke, a newly introduced herbicide used to address glyphosate resistant weeds. The only area of demand softness was in soil fumigants, which experienced lower unit volumes due to drought conditions in Western and Southwestern states where water allocation has been implemented. However, we were able to make pricing adjustment to cover inflationary material and transportation costs in order to retain our traditional profit margins. During the first nine months of 2022, customer procurement activity was exceptionally high in the first quarter and assumed more normalized levels in the second and third quarters.

Cost of sales within the domestic crop business increased 10%, as compared to the first nine months of 2021, driven by sales that increased by 20% including increased sales of higher margin products (many of which we manufacture in our domestic facilities) and benefitting from improved factory performance. Gross profit for domestic crop rose by 34% during the nine-month period to $104,599 from $78,313.

Our domestic non-crop business recorded an 11% decrease in net sales for the first nine months of the year (to $53,648 from $60,563). Revenue for our Envance technologies decreased when compared to the same period in 2021, due primarily to a one-time license fee received in 2021, and the timing of recognizing revenue for recurring royalties. Additionally, we experienced a fall-off in consumer demand for our OHP nursery and ornamental products, which we attribute to a pause in consumer spending caused by concerns over possible economic recession. Sales of our Dibrom® mosquito adulticide remained nearly flat as did demand for commercial pest control products (pest strips and bifenthrin).

Cost of sales within the domestic non-crop business decreased by 11%, (to $28,822 in 2022 from $32,516 in 2021) on net sales that were down by 11%. Gross profit for domestic non-crop decreased by 11% (to $24,826 in 2022 from $28,047 in 2021), due largely to the non-recurrence of a one-time, upfront license fee as described above.

Net sales of our international businesses increased by 14% during the first three quarters of 2022 (to $175,485 in 2022 from $153,448 in 2021). Central America and Mexico both delivered double-digit growth by satisfying continuing strong demand for soil fumigants (on high-value crops), herbicides and granular insecticides. Brazil continued an upward trend (grew over 35%) fueled by further market penetration of our Counter granular insecticide/nematicide. Australia matched prior year sales driven by our expanded market footprint following the integration of the acquired AgNova business, partially offset by supply and logistics challenges. Significant product sales improvements included Mocap and Nemacur insecticides (together growing over 40%) and Assure II herbicide growing approximately 250%.

Cost of sales in our international business increased by 16% (to $122,544 in 2022 from $105,474 in 2021) primarily driven by volume growth and impacted by increased prices from the strengthening US Dollar, and general inflation on materials and associated logistics costs. Gross profit for the international businesses increased by 10% to $52,931 during the first nine months of 2022 from $47,974 during the same period in 2021.

On a consolidated basis, net sales for the first nine months of 2022 increased 13%, and gross profit increased by 18%. Our gross profit in the first nine months of 2022 increased in part as a result of improved sales volumes and pricing, and improved factory performance. Gross margin performance, when expressed as a percentage of sales, rose to 41% from 39% year-over-year.

Operating expenses increased by $12,616 to $145,550 for the nine-month period ended September 30, 2022, as compared to the same period in 2021. The changes in operating expenses by department are as follows:

	2022	2021	Change	% Change
Selling	$37,844	$35,184	$2,660	8%
General and administrative:
Other	50,262	46,859	3,403	7%
Proxy contest activities	1,785	—	1,785	100%
Research, product development and regulatory	23,241	21,221	2,020	10%
Freight, delivery and warehousing	32,418	29,670	2,748	9%
	$145,550	$132,934	$12,616	9%

•
Selling expenses increased by $2,660 to end at $37,844 for the nine-month period ended September 30, 2022, as compared to the same period of 2021. The main drivers were increased costs associated with commissions in Brazil, travel expenses (as the business resumed in-person interaction with customers), inflation related increased wages and product complaints as a result of sales growth in Mid-west offset by positive movements in some key exchange rates.
•
General and administrative expenses - other increased by $3,403 to end at $50,262 for the nine-month period ended September 30, 2022, as compared to the same period of 2021. The main drivers were increased wages, travel expenses and other administrative costs in support of our growing business, increased legal costs, the settlement of deferred consideration related to the Australian business acquired in the final quarter of 2020, and increased short- and long-term incentive compensation as a result of our improved business performance. These costs were partly offset by some positive moves of exchange rates.
•
The Company spent $1,785 in fees associated with our Proxy defense activities; there were no such fees in the comparative period of the prior year.
•
Research, product development costs and regulatory expenses increased by $2,020 to end at $23,241 for the nine-month period ended September 30, 2022, as compared to the same period of 2021. The main drivers were increased costs associated with in-field activities in support of our proprietary delivery systems, and international product defense and registration expenses supporting strong sales growth.
•
Freight, delivery and warehousing costs for the nine-month period ended September 30, 2022 were $32,418 or 7.2% of sales as compared to $29,670 or 7.5% of sales for the same period in 2021. This increased expense is primarily driven by strong sales growth and variations in final delivery destinations, partially offset by improved supply chain conditions.

During the nine-month period ended September 30, 2022, the Company recorded a decrease in the fair value of our equity investment in Clean Seed in the amount of $857 and recorded an increase in the amount of $103 during the nine months ended September 30, 2021. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

During the nine-month period ended September 30, 2021, a Paycheck Protection Program loan assumed on the acquisition of Agrinos in the fourth quarter of 2020 was fully extinguished with the majority of the balance forgiven and recorded as other income in the Company’s condensed consolidated statements of operations in the amount of $672.

Interest costs net of capitalized interest were $2,256 in the first nine-month period of 2022, as compared to $2,921 in the same period of 2021. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$111,939	$2,250	2.7%	$144,405	$2,733	2.5%
Amortization of deferred loan fees	—	199	—	—	230	—
Amortization of other deferred liabilities	—	27	—	—	(6)	—
Other interest expense	—	20	—	—	140	—
Subtotal	111,939	2,496	3.0%	144,405	3,097	2.9%
Capitalized interest	—	(240)	—	—	(176)	—
Total	$111,939	$2,256	2.7%	$144,405	$2,921	2.7%

The Company’s average overall debt for the nine-month period ended September 30, 2022, was $111,939, as compared to $144,405 for the nine months ended September 30, 2021. During the period, we continued to focus on our use of revolving debt, while funding working capital for the growing business. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 2.7% for the nine months ended September 30, 2022, as compared to 2.5% for the same period of 2021.

Income tax expense increased by $4,863 to end at $10,187 for the nine-month period ended September 30, 2022, as compared to income tax expense of $5,324 for the comparable period in 2021. The effective tax rate for the nine months ended September 30, 2022, was 30.2% as compared to 27.4% for same period last year. The rate has increased compared to prior year reflecting a mix of income in different jurisdictions. For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (“TCJA”) of 2017 amends Internal Revenue Code Section 174 wherein research and development expenditures will no longer be deducted in the tax year that such costs are incurred but must now be capitalized and amortized over either a five- or fifteen-year period, depending on the location of the activities performed. The effective tax rate for all interim periods is based on the projected income for the full year and is subject to ongoing review and adjustment by management.

Our net income for the nine-month period ended September 30, 2022 was $23,506 or $0.80 per basic and $0.78 per diluted share, as compared to $13,713 or $0.46 per basic and $0.45 per diluted share in the same period of 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $45,678 during the nine-month period ended September 30, 2022, as compared to $174 during the nine months ended September 30, 2021. Included in the $45,678 are net income of $23,506, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $19,305, loss on disposal of property, plant and equipment of $265, amortization of deferred loan fees of $174 and provision for bad debts in the amount of $597. Also included are stock-based compensation of $4,396, adjustment to contingent consideration in the amount of $621, increase in deferred income taxes of $64, change in fair value of an equity investment of $857, and net foreign currency adjustments of $218. These together provided net cash inflows of $49,903, as compared to $39,606 for the same period of 2021.

During the nine-month period of 2022, the Company increased working capital by $97,986, as compared to an increase of $37,611 during the same period of the prior year. Included in this change: inventories increased by $38,987, as compared to $4,325 for the same period of 2021. While increases in inventory are normal for the Company’s annual cycle, the Company decided this year to bring in raw materials earlier than in prior seasons in order to secure our needs of key materials for the balance of the year and the start of the next growing season.

Customer prepayments decreased by $62,831, as compared to $38,272 in the same period of 2021, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $14,418, as compared to an increase of $7,769 in the same period of 2021, driven by increased factory activity levels. Accounts receivables increased by $46,289, as compared to an increase of $42,979 in the same period of 2021. This is primarily driven by increased group sales and strong international growth. Prepaid expenses increased by $4,272, as compared to $2,194 in the same period of 2021. Income tax receivable increased by $5,201, as compared to a decrease of $2,031 in the prior year. Accrued programs increased by $45,016, (as compared to $33,982 in the prior year), which is normal at this point in the growing season. Finally, other payables and accrued expenses increased by $2,555, as compared to $4,025 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our volume and mix of sales (certain products are marketed with higher levels of program accruals), and mix of customers in the first nine months of 2022, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first nine months of 2022, the Company made accruals for programs in the amount of $78,640 and payments in the amount of $33,869. During the first nine months of the prior year, the Company made accruals in the amount of $59,267 and made payments in the amount of $25,353. The increase in accruals for programs in the first nine months of 2022, compared to the same period in 2021, is a direct result of an increase in sales of qualifying products.

Cash used for investing activities for the nine-month period ended September 30, 2022 and 2021 was $9,978 and $18,431, respectively. The $18,431 in 2021 includes a product acquisition in the amount of $10,000. No such acquisition took place in the current year. In 2022, the Company spent $8,946 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure. In addition, the Company made a payment of $1,000 to Clean Seed to amend a license agreement under which royalty-bearing license rights were converted to fully paid-up, royalty-free, perpetual license rights, and spent $78 on patents for the Envance technology business.

During the nine-month period ended September 30, 2022, financing activities provided $59,797, as compared to $19,974 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $96,000 during the nine-month period ended September 30, 2022, as compared to $28,592 in the same period of the prior year. The Company paid dividends to stockholders amounting to $2,072 during the nine months ended September 30, 2022, as compared to $1,789 in the same period of 2021. The Company paid $13,731 for the repurchase of 720,350 shares of its common stock during the nine-month period ended September 30, 2022 and $20,000 in connection with an accelerated share repurchase program. There were no such purchases during the nine-month period ended September 30, 2021. The Company received $837 for the issuance of shares under ESPP during the nine-month period ended September 30, 2022, as compared to $743 for the same period last year. The Company also received $783 from the exercise of stock options during the nine-month period ended September 30, 2022, as compared to $172 in the prior period. Lastly, in exchange for shares of common stock returned by employees, the Company paid $2,020 and $2,915 for tax withholding on stock-based compensation awards during the nine-months ended September 30, 2022 and 2021, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2022	December 31, 2021
Revolving line of credit	$149,300	$53,300
Deferred loan fees	(886)	(1,060)
Net long-term debt	$148,414	$52,240

At September 30, 2022, the Company was compliant with all covenants to its credit agreement. Also, at September 30, 2022, the Company’s total Funded Debt amounted to $149,300. At that date the Company’s rolling four quarter Consolidated EBITDA (as defined in the Credit Agreement, see Note 10) amounted to $77,167, which results in a leverage ratio of 1.93, as compared to a maximum leverage ratio permitted under the Credit Agreement of 3.5. At September 30, 2022, the Company has the capacity to increase its borrowings by up to $120,783, according to the terms thereof. This compares to an available borrowing capacity of $94,973 as of September 30, 2021. At December 31, 2021, the Company had borrowing capacity of $178,705. The level of borrowing capacity is driven by three factors: (1) our financial performance, as measured in EBITDA for both the trailing twelve-month period and proforma basis arising from acquisitions, (2) net borrowings, and (3) the leverage covenant (the TL Ratio).

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

Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically, and the effects of updates to estimates and assumptions are reflected in the condensed consolidated financial statements in the period that these updates are determined to be necessary. Actual results may differ from these estimates under different outcomes or conditions. Our estimates did not change materially during the three- and nine-months ended September 30, 2022.

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2022, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2022, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 14, 2022. There are no material changes to the risk factors as so stated.

Domestic and regional inflation trends, increased interest rates and other factors could lead to the erosion of economies and adversely impact the Company. Both the US and many other countries are experiencing inflation, which, in turn, is leading to increase costs in multiple industry segments, including agriculture and related industries. The persistence of inflation has led central bankers to increase interest rates within their regions. There is no guarantee that these measures will arrest the inflationary trend. Further, these factors, taken together with reduced productivity and constraints on the labor supply could lead to recessionary periods in the regions in which the Company does business. While the Company takes measures within its control to manage the effects of inflation, higher interest rates and other factors, ultimately, they are outside of the Company’s control. Further, the persistence and/or severity of one or more of them could adversely affect the financial performance and/or operations of the Company.

Item 2. Purchases of Equity Securities by the Issuer

The Company periodically repurchases shares of its common stock under a board-authorized repurchase program through a combination of open market transactions, and accelerated share repurchase (ASR) arrangements.

On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of our common stock that were repurchased during the three- and nine-month periods ended September 30, 2022. There were no such purchases during the three- and nine-month periods ended September 30, 2021. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheet.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2022	332,404	$18.71	$6,219	667,596
Balance at March 31, 2022	332,404		$6,219	667,596

April 30, 2022	100	$19.99	$2	667,496
May 31, 2022	506	$19.99	$11	666,990
Balance at June 30, 2022	606	$19.99	$13	666,990

August 31, 2022	165,039	$19.59	$3,234	501,951
September 30, 2022	222,301	$19.19	$4,265	279,650
Balance at September 30, 2022	387,340	$19.36	$7,499	279,650

Total number of shares repurchased	720,350	$19.06	$13,731	279,650

On August 22, 2022, pursuant to a Board of Directors resolution, the Company entered into an accelerated share repurchase arrangement to repurchase $20,000 of its common stock. Under the agreement, the Company paid $20,000 and immediately received an initial delivery of 802,810 shares in the amount of $16,000, which the Company recorded as treasury shares. The Company recorded the remaining $4,000 as a reduction to additional paid-in capital pending final settlement in the fourth quarter of 2022. The final number of shares that the Company ultimately receives under the agreement will be determined based on the average of the Rule 10b-18 volume-weighted average prices of the Company’s common stock during the term of the agreement, less and agreed discount, and subject to adjustments pursuant to the terms of the agreement.

The table below summarizes the number of shares of the Company’s common stock that were received under the accelerated share repurchase arrangement during the three- and nine-month periods ended September 30, 2022. There were no such transactions during the three- and nine-month periods ended September 30, 2021.

Month ended	Total number of shares received	Average price paid per share	Total amount paid
August 31, 2022	802,810	$19.93	$16,000

In summary, the Company added a total of 1,190,150 and 1,523,160 of treasury shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2022.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 8, 2022	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 8, 2022	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer