Form 10-Q
period 2023-03-31
AMERICAN VANGUARD CORP
filed 2023-05-10
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.10 Par Value—29,415,136 shares as of April 27, 2023.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2023	2022
Net sales	$124,885	$149,593
Cost of sales	(86,348)	(98,198)
Gross profit	38,537	51,395
Operating expenses	(35,272)	(36,646)
Operating income	3,265	14,749
Change in fair value of an equity investment	(22)	83
Interest expense, net	(1,686)	(398)
Income before provision for income taxes	1,557	14,434
Income tax benefit (expense)	361	(4,499)
Net income	$1,918	$9,935
Earnings per common share—basic	$0.07	$0.33
Earnings per common share—assuming dilution	$0.07	$0.33
Weighted average shares outstanding—basic	28,367	29,677
Weighted average shares outstanding—assuming dilution	29,073	30,349

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31
	2023	2022
Net income	$1,918	$9,935
Other comprehensive income:
Foreign currency translation adjustment, net of tax effects	2,546	7,080
Comprehensive income	$4,464	$17,015

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$19,568	$20,328
Receivables:
Trade, net of allowance for doubtful accounts of $5,692 and $5,136, respectively	166,120	156,492
Other	9,999	9,816
Total receivables, net	176,119	166,308
Inventories	219,080	184,190
Prepaid expenses	15,324	15,850
Income taxes receivable	4,879	1,891
Total current assets	434,970	388,567
Property, plant and equipment, net	71,538	70,912
Operating lease right-of-use assets	24,460	24,250
Intangible assets, net	181,909	184,664
Goodwill	47,366	47,010
Other assets	10,610	10,769
Deferred income tax assets, net	220	141
Total assets	$771,073	$726,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,887	$69,000
Customer prepayments	70,338	110,597
Accrued program costs	71,379	60,743
Accrued expenses and other payables	38,038	20,982
Operating lease liabilities, current	5,367	5,279
Total current liabilities	260,009	266,601
Long-term debt, net	97,000	51,477
Operating lease liabilities, long term	19,614	19,492
Other liabilities, net of current installments	4,648	4,167
Deferred income tax liabilities, net	14,808	14,597
Total liabilities	396,079	356,334
Commitments and contingent liabilities (Notes 15 and 17)
Stockholders' equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,463,829 shares at March 31, 2023 and 34,446,194 shares at December 31, 2022	3,446	3,444
Additional paid-in capital	107,591	105,634
Accumulated other comprehensive loss	(9,636)	(12,182)
Retained earnings	329,812	328,745
Less treasury stock at cost, 5,057,727 shares at March 31, 2023 and 5,029,892 shares at December 31, 2022	(56,219)	(55,662)
Total stockholders’ equity	374,994	369,979
Total liabilities and stockholders’ equity	$771,073	$726,313

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2023 and March 31, 2022

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2022	34,446,194	$3,444	$105,634	$(12,182)	$328,745	5,029,892	$(55,662)	$369,979
Stocks issued under ESPP	22,101	2	478	—	—	—	—	480
Cash dividends on common stock ($0.030 per share)	—	—	—	—	(851)	—	—	(851)
Foreign currency translation adjustment, net	—	—	—	2,546	—	—	—	2,546
Stock-based compensation	—	—	1,474	—	—	—	—	1,474
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(4,466)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	27,835	(557)	(557)
Net income	—	—	—	—	1,918	—	—	1,918
Balance, March 31, 2023	34,463,829	$3,446	$107,591	$(9,636)	$329,812	5,057,727	$(56,219)	$374,994

Balance, December 31, 2021	34,248,218	$3,426	$101,450	$(13,784)	$304,385	3,361,040	$(22,739)	$372,738
Stocks issued under ESPP	26,751	2	434	—	—	—	—	436
Cash dividends on common stock ($0.025 per share)	—	—	—	—	(736)	—	—	(736)
Foreign currency translation adjustment, net	—	—	—	7,080	—	—	—	7,080
Stock-based compensation	—	—	1,563		—	—	—	1,563
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,093)	(18)	(2,156)	—	—	—	—	(2,174)
Shares repurchased	—	—	—	—	—	332,404	(6,219)	(6,219)
Net income	—	—	—	—	9,935	—	—	9,935
Balance, March 31, 2022	34,091,876	$3,410	$101,291	$(6,704)	$313,584	3,693,444	$(28,958)	$382,623

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2023	2022
Cash flows from operating activities:
Net income	$1,918	$9,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	5,539	5,230
Amortization of other long-term assets	714	1,173
Provision for bad debts	581	494
Fair value adjustment of contingent consideration	—	599
Stock-based compensation	1,474	1,563
Change in deferred income taxes	122	207
Change in liabilities for uncertain tax positions or unrecognized tax benefits	371	—
Other	94	2
Foreign currency transaction gains	(446)	(261)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(8,779)	(33,660)
Increase in inventories	(33,731)	(11,738)
Decrease (increase) in prepaid expenses and other assets	600	(800)
Change in income tax receivable/payable, net	(2,965)	3,046
Increase in accounts payable	5,655	9,677
Decrease in customer prepayments	(22,759)	(44,528)
Increase in accrued program costs	10,660	24,601
(Decrease) increase in other payables and accrued expenses	(500)	2,145
Net cash used in operating activities	(41,452)	(32,315)
Cash flows from investing activities:
Capital expenditures	(2,590)	(3,294)
Proceeds from disposal of property, plant and equipment	—	54
Acquisition of a product line	(703)	—
Intangible assets	(15)	(1,010)
Net cash used in investing activities	(3,308)	(4,250)
Cash flows from financing activities:
Payments under line of credit agreement	(27,300)	(12,000)
Borrowings under line of credit agreement	72,000	58,000
Net receipt from the issuance of common stock under ESPP	480	436
Net receipt from the exercise of stock options	18	—
Receipt payment for tax withholding on stock-based compensation awards	(13)	(2,174)
Repurchase of common stock	(557)	(6,219)
Payment of cash dividends	(851)	(594)
Net cash provided by financing activities	43,777	37,449
Net (decrease) increase in cash and cash equivalents	(983)	884
Effect of exchange rate changes on cash and cash equivalents	223	672
Cash and cash equivalents at beginning of period	20,328	16,285
Cash and cash equivalents at end of period	$19,568	$17,841

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Certain operating cash flow items have been reclassified in the prior period condensed consolidated financial statements to conform with the March 31, 2023 presentation.

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

The operating lease expense for the three months ended March 31, 2023 and 2022 was $1,637 and $1,604, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,644	$1,674
Right-of-use assets obtained in exchange for new liabilities	$1,884	$926

The weighted-average remaining lease term and discount rate related to the operating leases as of March 31, 2023 were as follows:

Weighted-average remaining lease term (in years)	5.68
Weighted-average discount rate	4.12%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2023 were as follows:

2023 (excluding three months ended March 31, 2023)	$4,625
2024	5,657
2025	5,143
2026	3,926
2027	2,662
Thereafter	6,200
Total lease payments	$28,213
Less: imputed interest	(3,232)
Total	$24,981

Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$5,367
Operating lease liabilities, long term	$19,614

3. Revenue Recognition —The Company recognizes revenue from the sale of its products, which include crop and non-crop products. The Company sells its products to customers, which include distributors, retailers, and growers. In addition, the Company recognizes royalty income from licensing agreements. The Company has one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31,
	2023	2022
Net sales:
U.S. crop	$61,876	$88,193
U.S. non-crop	13,899	13,396
Total U.S.	75,775	101,589
International	49,110	48,004
Total net sales:	$124,885	$149,593
Timing of revenue recognition:
Goods and services transferred at a point in time	$124,842	$149,487
Goods and services transferred over time	43	106
Total net sales:	$124,885	$149,593

Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property and amounted to $3,100 at March 31, 2023 and December 31, 2022. The short-term and long-term contract assets of $2,295 and $805 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheets as of March 31, 2023. As of December 31, 2022, the short-term and long-term assets amounted to $2,098 and $1,002, respectively.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three months ended March 31, 2023, that was included in customer prepayments at the beginning of 2023, was $22,759 and $17,500 was reclassified to accrued expenses and other payables. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2023.

4. Property, Plant and Equipment — Property, plant and equipment at March 31, 2023 and December 31, 2022 consists of the following:

	March 31, 2023	December 31, 2022
Land	$2,761	$2,757
Buildings and improvements	20,918	20,794
Machinery and equipment	146,047	142,980
Office furniture, fixtures and equipment	11,266	13,231
Automotive equipment	1,490	1,584
Construction in progress	4,622	5,897
Total	187,104	187,243
Less accumulated depreciation	(115,566)	(116,331)
Property, plant and equipment, net	$71,538	$70,912

The Company recognized depreciation expense related to property and equipment of $2,179 and $2,103 for the three months ended March 31, 2023 and 2022, respectively.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost method. The components of inventories consist of the following:

	March 31, 2023	December 31, 2022
Finished products	$185,992	$155,128
Raw materials	33,088	29,062
Inventories	$219,080	$184,190

6. Segment Reporting — Based on similar economic and operational characteristics, the Company’s business is aggregated into one reportable segment. Selective enterprise information is as follows:

	For the three months ended March 31,
	2023	2022	Change	% Change
Net sales:
U.S. crop	$61,876	$88,193	$(26,317)	-30%
U.S. non-crop	13,899	13,396	503	4%
Total U.S.	75,775	101,589	(25,814)	-25%
International	49,110	48,004	1,106	2%
Total net sales:	$124,885	$149,593	$(24,708)	-17%
Cost of sales:
U.S. crop	$41,254	$54,200	$(12,946)	-24%
U.S. non-crop	8,453	7,629	824	11%
Total U.S.	49,707	61,829	(12,122)	-20%
International	36,641	36,369	272	1%
Total cost of sales:	$86,348	$98,198	$(11,850)	-12%
Gross profit:
U.S. crop	$20,622	$33,993	$(13,371)	-39%
U.S. non-crop	5,446	5,767	(321)	-6%
Total U.S.	26,068	39,760	(13,692)	-34%
International	12,469	11,635	834	7%
Total gross profit:	$38,537	$51,395	$(12,858)	-25%
Gross margin:
U.S. crop	33%	39%
U.S. non-crop	39%	43%
Total U.S.	34%	39%
International	25%	24%
Gross margin:	31%	34%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, volume incentives or other key performance driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts that are expected to be paid to its customers estimated using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume-driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three months ended March 31, 2023 and 2022.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 13, 2023	March 24, 2023	April 14, 2023	$0.030	$851
December 12, 2022	December 28, 2022	January 11, 2023	$0.030	$851
March 14, 2022	March 25, 2022	April 15, 2022	$0.025	$736
December 13,2021	December 27, 2021	January 10, 2022	$0.020	$594

9. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$1,918	$9,935
Denominator:
Weighted average shares outstanding-basic	28,367	29,677
Dilutive effect of stock options and grants	706	672
Weighted average shares outstanding-diluted	29,073	30,349

For the three months ended March 31, 2023 and 2022, no stock options or restricted stock awards were excluded from the computation of diluted earnings per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. The Company has no short-term debt as of March 31, 2023 and December 31, 2022. The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2023	December 31, 2022
Revolving line of credit	$97,000	$52,300
Deferred loan fees	(761)	(823)
Total indebtedness, net of deferred loan fees	$96,239	$51,477

The deferred loan fees as of March 31, 2023 are included in other assets on the condensed consolidated balance sheets.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Borrower Agent (including the Company and AMVAC BV), as Borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. The Credit Agreement amended and restated the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of September 30, 2024, and a Fixed Charge Coverage Ratio ("FCCR") of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50 million do not require Agent consent.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). The Company and the Lenders entered into an amendment to the Credit Agreement, effective March 9, 2023, whereby LIBOR was replaced by SOFR with a credit spread adjustment of 10.0 bps for all SOFR periods. The revolving loans now bear interest at a variable rate based at our election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- months, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on March 31, 2023, was 6.53%.

As of March 31, 2023, the Company was in compliance with the TL Ratio but noncompliant with respect to the FCCR. The noncompliance was driven to the lesser extent by a reduction in the Consolidated EBITDA (in the numerator of the FCCR calculation) during the twelve months ended March 31, 2023, and to a greater extent by higher-than-normal distributions (in the denominator of the FCCR calculation) arising from share repurchases made by the Company during the same period. On May 8, 2023, the Company obtained a waiver of the FCCR for the twelve months ended March 31, 2023, and an adjustment to the FCCR terms for the period ending June 30, 2023. The impact of most of the share repurchases will disappear from the denominator in the FCCR calculation in the third quarter of 2023.

At March 31, 2023, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $111,922. This compares to an available borrowing capacity of $200,372 as of December 31, 2022.

11. Classification Corrections — A correction to the condensed consolidated statements of operations for the three months ended March 31, 2022 was made in connection with the Company’s operations in Australia, where the Company sells its products to distribution companies as well as directly to growers via third-party agents. The Company identified errors related to the classification of third-party agent’s commission amounts. The Company evaluated these errors and the impact to previously issued financial statements and concluded that the impact of this classification error is not material to any previously issued quarterly or annual financial statements. However, management has recorded a correction adjustment to previously reported financial statement line items and related disclosures. The third-party agents’ commission in the amount of $158 was reclassified from net sales to operating expenses. The impact was an increase in net sales and gross profit in the amount of $158 and an offsetting increase in operating expenses in the same amount. This correction did not have any impact on operating income, net income, and earnings per common share.

12. Change in Accounting Principle — Historically, the Company included warehousing, handling and outbound freight costs in operating expenses on its Consolidated Statements of Operations. Effective January 1, 2023, the Company elected to include these costs in cost of sales instead of operating expenses on its condensed consolidated statements of operations. The effects of the change in accounting have been retrospectively applied to all periods presented. The Company believes that the change in accounting is preferable as it aligns the Company’s classification of this warehousing, handling and outbound freight costs in such a way as to present operational management with a clearer vision of the operational performance by business unit. This accounting change also increases the comparability of the Company’s financial performance with its peer companies as most peer companies include warehousing, handling and outbound freight costs in cost of sales rather than operating expenses. As a result, this change is intended to help interested parties better understand the Company’s performance and facilitate comparisons with most of the Company’s peer companies. The following table compares the Company’s historical classification with the classification after the adoption of the change in accounting for the three months ended March 31, 2023 and 2022:

	Classification after adoption of accounting change		Historical classification
	For the three months ended March 31		For the three months ended March 31
	2023	2022	2023	2022
Net sales	$124,885	$149,593	$124,885	149,593
Cost of sales	(86,348)	(98,198)	(77,093)	(88,242)
Gross profit	38,537	51,395	47,792	61,351
Operating expenses	(35,272)	(36,646)	(44,527)	(46,602)
Operating income	$3,265	$14,749	$3,265	$14,749

The change in accounting principle did not have any impact on operating income, net income and earnings per share.

13. Comprehensive Income — Total comprehensive income includes, in addition to net income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three-month periods ended March 31, 2023 and 2022, total comprehensive income consisted of net income attributable to American Vanguard and foreign currency translation adjustments.

14. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months Period	Unamortized Stock-Based Compensation as of March 31	Remaining Weighted Average Period (years)
March 31, 2023
Time-Based Restricted Stock	$1,198	$5,304	1.7
Unrestricted Stock	130	87	0.2
Performance-Based Restricted Stock	146	1,978	1.7
Total	$1,474	$7,369

March 31, 2022
Time-Based Restricted Stock	$993	$5,411	1.7
Unrestricted Stock	117	78	0.2
Performance-Based Restricted Stock	453	2,319	1.7
Total	$1,563	$7,808

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three months ended March 31, 2023 and 2022.

Time-based Restricted and Unrestricted Stock — A summary of nonvested time based restricted and unrestricted stock is presented below:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	742,050	$18.86	817,290	$17.04
Vested	(2,017)	15.71	(230,080)	17.31
Forfeited	(5,479)	19.87	(24,109)	17.10
Nonvested shares at March 31st	734,554	$18.86	563,101	$16.93

Performance-Based Restricted Stock — A summary of nonvested performance-based stock is presented below:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	318,699	$18.05	379,061	$16.43
Additional granted (forfeited) based on performance achievement	—	—	(41,088)	16.56
Vested	—	—	(78,704)	17.18
Forfeited	—	—	(7,074)	16.77
Nonvested shares at March 31st	318,699	$18.05	252,195	$16.17

Stock Options — A summary of stock options is presented below:

Time-based Incentive Stock Option Plans

Activity of the incentive stock option plans for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, December 31, 2022	68,896	$11.49
Options exercised	(1,537)	11.49
Balance outstanding, March 31, 2023	67,359	$11.49

All outstanding stock options as of March 31, 2023 have an exercise price of $11.49 and a remaining life of 21 months.

There was no activity during the three months ended March 31, 2022. There were 108,036 incentive stock options outstanding as of March 31, 2022 with an exercise price per share of $11.49 and a remaining life of 33 months.

Performance-based Incentive Stock Option Plan

There was no activity for the three months ended March 31, 2023 and 2022. There were 81,808 and 114,658 of performance incentive stock options outstanding as of March 31, 2023 and 2022, with an exercise price per share of $11.49 and a remaining life of 21 and 33 months, respectively.

15. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2022, except as described below.

Department of Justice and Environmental Protection Agency Investigation. On November 10, 2016, AMVAC was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise in defending the Company’s interests. AMVAC is cooperating in the investigation. After interviewing multiple witnesses (including three employees before a grand jury in February 2022) and making multiple document requests, the Department of Justice (“DoJ”) identified the Company and a manager-level employee as targets of the government’s investigation. DoJ’s investigation focused on potential violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. In March 2022, the individual target entered into a plea agreement relating to provision of false information in a government proceeding. In July 2022, the DoJ sent correspondence to the Company’s counsel to the effect that it was focusing on potential RCRA violations relating to the reimportation of Australian containers in 2015. Our defense counsel spoke with DoJ on the subject in early October 2022, at which time DoJ expressed an interest in resolving the matter and stated that it would get back to the Company with its position.

The governmental agencies involved in this investigation have a range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of FIFRA, RCRA and other federal statutes including, but not limited to, injunctive relief, fines, penalties and modifications to business practices and compliance programs, including the appointment of a monitor. If violations are established, the amount of any fines or monetary penalties which could be assessed and the scope of possible non-monetary relief would depend on, among other factors, findings regarding the amount, timing, nature and scope of the violations, and the level of cooperation provided to the governmental authorities during the investigation. As a result, the Company cannot yet anticipate the timing or predict the ultimate resolution of this investigation, financial or otherwise, which could have a material adverse effect on our business prospects, operations, financial condition and cash flows. Accordingly, the Company has not recorded a loss contingency for this matter.

Pitre etc. v. Agrocentre Ladauniere et al. On February 11, 2022, a strawberry grower named Les Enterprises Pitre, Inc. filed a complaint in the Superior Court, District of Labelle, Province of Quebec, Canada, entitled Pitre, etc. v. Agrocentre Ladauniere, Inc. etal, including Amvac Chemical Corporation, seeking damages in the amount of approximately $5 million arising from stunted growth of, and reduced yield from, its strawberry crop allegedly from the application of AMVAC’s soil fumigant, Vapam, in spring of

2021. Examinations of plaintiff were held in mid-August 2022, during which plaintiff in effect confirmed that he had planted his seedlings before expiration of the full-time interval following product application (as per the product label), that he had failed to follow the practice of planting a few test seedlings before planting an entire farm, and that he had placed his blind trust in his application adviser on all manner of timing and rate. An examination of the Company’s most knowledgeable witness is scheduled to take place in June 2023. The Company believes that the claims have no merit and intends to defend the matter. At this stage in the proceedings, there is not sufficient information to form a judgment as to either the probability or amount of loss; thus, the Company has not recorded a loss contingency for this matter.

Catalano v. AMVAC Chemical Corp. On June 6, 2022, AMVAC was served with a summons and complaint for a matter entitled Andrew Catalano and Ruth Catalano v. AMVAC in the Superior Court of the State of California, County of Orange (30-2022-01263987-CU-PL-CXC) in which plaintiff, who worked as a professional applicator of pesticides, including Orthene (for which AMVAC is registrant) seeks damages for an injury (specifically, cardiomyopathy) allegedly arising from his exposure to this product. AMVAC is unaware of any link between cardiovascular disease and Orthene (which has been commercially available for over 30 years) and believes that this case has no merit and intends to defend it vigorously. The Company filed an answer in early July, including multiple affirmative defenses. Further, the parties continue to engage in discovery, and plaintiffs have been unable to supply any data establishing a causal link between use of this product and the heart condition that plaintiff alleges. At this stage, there is not sufficient information to form a judgment as to either the probability or amount of any loss; thus, the Company has not recorded a loss contingency for this matter.

Notice of Intention to Suspend DCPA. On April 28, 2022, the USEPA published a notice of intent to suspend (“NOITS”) DCPA, the active ingredient of an herbicide marketed by the Company under the name Dacthal. The agency cited as the basis for the suspension that the Company did not take appropriate steps to provide data studies requested in support of the registration review. In fact, over the course of several years, the Company cooperated in performing the vast majority of the nearly 90 studies requested by USEPA and had been working in good faith to meet the agency’s schedule. After an appeals court (the Environmental Appeals Board) clarified the proper standard for use at the hearing (namely, whether registrant took appropriate steps to respond to the data call-in), a hearing was held in January 2023 before the ALJ, by which time USEPA had narrowed the scope of its claim to nine outstanding studies, all of which have been started by the Company and none of which are necessary for USEPA to commence its risk assessment. The parties have filed their post-hearing briefs, and the Company expects that the ALJ will render a decision in the near future. During the course of these proceedings, AMVAC has been free to make, sell and distribute both the technical grade material and end-use product and may continue to do so unless and until there is an adverse ruling at both the trial and appellate level (if any). The Company believes that a loss is neither probable nor estimable and, consequently, has not recorded a loss contingency for this matter.

16. Recent Issued Accounting Guidance — In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04” and “ASU 2022-06”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is available through December 31, 2024. The Company has evaluated this ASU and does not expect its adoption to have a material impact on its condensed consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

17. Fair Value of Financial Instruments — The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s borrowings, which are considered Level 2 liabilities, approximates fair value as they bear interest at a variable rate at current market rates.

The Company measures its contingent earn-out liabilities in connection with business acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. The Company did not have any contingent earn-out liabilities at March 31, 2023 and December 31, 2022. The following table illustrates the Company’s contingent consideration movements related to its business acquisitions as of and for the three months ended March 31, 2022:

Three months ended March 31, 2022
Balance, December 31, 2021	$786
Fair value adjustment	599
Accretion of discounted liabilities	6
Foreign exchange effect	46
Balance, March 31, 2022	$1,437

18. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2022	$(12,182)
Foreign currency translation adjustment, net of tax effects of ($89)	2,546
Balance, March 31, 2023	$(9,636)

Balance, December 31, 2021	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($48)	7,080
Balance, March 31, 2022	$(6,704)

19. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of March 31, 2023 and 2022, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three months ended March 31, 2023 and 2022. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,869 as of March 31, 2023 and December 31, 2022.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $762 and $784 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded a loss of $22 and a gain of $83 for the three months ended March 31, 2023 and 2022, respectively. The investment is recorded within other assets on the condensed consolidated balance sheets.

20. Income Taxes — Income tax benefit was $361 for the three months ended March 31, 2023, as compared to income tax expense of $4,499 for the three-months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was computed based on the estimated effective tax rate for the full year, adjusted for a benefit from the remeasurement of certain U.S. federal and state deferred taxes, partially offset by an expense attributed to establishing liabilities for uncertain tax positions in the U.S. and India. This calculation resulted in an effective tax rate of minus 23.2% for the three months ended March 31, 2023, as compared to 31.2% for the three months ended March 31, 2022.

It is expected that $1,550 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

21. Stock Re-purchase Program — On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws. During 2022 and 2023, the Company purchased 761,985 shares of its common stock for a total of $14,558 at an average price of $19.11 per share. The 10b5-1 plan terminated on March 8, 2023.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended March 31, 2023 and 2022.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2023	27,835	$19.96	$557	—
March 31, 2022	332,404	$18.71	$6,219	667,596

22. Supplemental Cash Flow Information

	For the three months ended March 31
Cash paid during the period:	2023	2022
Interest	$1,316	$387
Income taxes, net	$2,104	$1,454
Non-cash transactions:
Deferred consideration in connection with business acquisitions:	—	$599
Cash dividends declared and included in accrued expenses	$851	$736

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

Effective January 11, 2023, the Company includes warehousing, handling and outbound freight costs in cost of sales instead of operating expenses on its condensed consolidated statements of operations. The effects of the change in accounting have been retrospectively applied to all periods presented. The Company believes that the change in accounting is preferable as it aligns the Company’s classification of this warehousing, handling and outbound freight costs in such a way as to present operational management with a clearer vision of the operational performance by business unit. This accounting change also increases the comparability of the Company’s financial performance with its peer companies as most peer companies include warehousing, handling and outbound freight costs in cost of sales rather than operating expenses. As a result, this change is intended to help interested parties better understand the Company’s performance and facilitate comparisons with most of the Company’s peer companies. The change in accounting principle did not have any impact on operating income, net income and earnings per share. Please refer to note 12 to the condensed consolidated financial statements for further details.

Overview of the Company’s Performance

Domestic crop sales, and therefore, the Company’s financial performance for the first quarter of 2023 declined in most material respects as compared to the comparable period in 2022. While the domestic farm economy remains strong, supply disruptions and delays in raws and intermediates compounds used to manufacture the Company’s leading corn soil insecticide, coupled with shifts in procurement timing for its herbicides, yielded significantly lower sales in its domestic crop business, as compared to this time last year. By contrast, both the domestic non-crop and international businesses recorded slightly higher sales for the period. With lower sales of the higher margin domestic crop business, the Company’s overall sales and profit performance were adversely affected. While operating expenses declined, factory costs rose primarily as a result of not having the raw materials available to manufacture the corn soil insecticides products and as a result gross profit declined. Further, higher interest expenses (partially offset by lower tax expenses) yielded lower net income for the quarter, as compared to last year.

On a consolidated basis, domestic sales declined 25% while international rose by 2%, resulting in an overall net sales decline of 17%. Further, overall cost of sales, which has been subject to a change in definition to now incorporate the cost of outbound logistics and freight expenses, decreased by 12%. Cost of sales were 69% of sales in 2023, as compared to 66% for the same period of 2022. These factors, taken together with higher manufacturing costs (both labor and service-related), yielded a 25% decrease in gross profit (to $38,537 in 2023 from $51,395 in the comparable quarter of 2022), while overall gross margin percent declined to 31% from 34% quarter-over-quarter.

Operating expenses declined to $35,272 in Q1 2023 from $36,646; however, operating expenses as a percent of net sales rose to 28% in the first quarter of 2023 from 24% in the comparable period of 2022.

Operating income for the period decreased to $3,265 from $14,749, driven by the reduced sales, decreased gross margin percentage and proportionately higher operating expenses. The Company recorded higher interest expense due to federal interest rate increases during the intervening year. These factors yielded net income for the period of $1,918, as compared to $9,935 in the first quarter of 2022. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	For the three months ended March 31,
	2023	2022	Change	% Change
Net sales:
U.S. crop	$61,876	$88,193	$(26,317)	-30%
U.S. non-crop	13,899	13,396	503	4%
Total U.S.	75,775	101,589	(25,814)	-25%
International	49,110	48,004	1,106	2%
Total net sales:	$124,885	$149,593	$(24,708)	-17%
Cost of sales:
U.S. crop	$41,254	$54,200	$(12,946)	-24%
U.S. non-crop	8,453	7,629	824	11%
Total U.S.	49,707	61,829	(12,122)	-20%
International	36,641	36,369	272	1%
Total cost of sales:	$86,348	$98,198	$(11,850)	-12%
Gross profit:
U.S. crop	$20,622	$33,993	$(13,371)	-39%
U.S. non-crop	5,446	5,767	(321)	-6%
Total U.S.	26,068	39,760	(13,692)	-34%
International	12,469	11,635	834	7%
Total gross profit:	$38,537	$51,395	$(12,858)	-25%
Gross margin:
U.S. crop	33%	39%
U.S. non-crop	39%	43%
Total U.S.	34%	39%
International	25%	24%
Gross margin:	31%	34%

Our domestic crop business recorded net sales during the first quarter of 2023 that were 30% lower than those of the first quarter of 2022 ($61,876 as compared to $88,193). Despite having taken extraordinary measures in the prior year to position suppliers in both the US and China, the Company experienced significant delays in obtaining critical intermediate compounds necessary to formulate our leading granular soil insecticide Aztec®. Ultimately, the Company was able to manufacture and sell only about one-third of the volume of Aztec as it had forecasted. Having already recorded strong sales of Counter® in fourth quarter of 2022, we worked with customers to place other alternative products during the first quarter of 2023 (i.e., Smartchoice®, Index® and Force®) and sold out of those products. Nevertheless, overall net sales of our corn soil insecticides were down about 45% compared to the first quarter of the prior year. In addition, sales of our Impact post-emergent corn herbicides, which (as they related to the wholesale distribution channel) were strong in the prior quarter, decreased in the first quarter due largely to higher-than-normal inventory levels of glyphosate and glufosinate (neither of which the Company sells) in the distribution channel. Further, procurement activity for Dacthal, a specialty crop herbicide, had shifted earlier (into the fourth quarter of 2022) than had been the case in the first quarter of 2022. This resulted in a nearly 40% decline in quarterly sales of our portfolio of herbicide products. By contrast, partially offsetting these declines, we saw a 30% increase in sales of our soil fumigants versus the prior year due in part to the gradual elimination of agricultural water allocation restrictions in California following abundant rainfall and record snowpack accumulation.

Cost of sales within the domestic crop business decreased by 24% (from $54,200 in 2022 to $41,254 in 2023) as a result of decreased volumes, as compared to the first quarter of 2022. In-bound freight costs rose due, in part, to our efforts to expedite shipment of intermediate compounds for Aztec production. Less favorable factory performance (arising from increased labor costs, higher service charges (at our Axis plant) and increased waste disposal charges (at our Los Angeles facility), coupled with lower factory absorption rates due to raw material supply delays that resulted in lower than expected output, led to a 35% decrease in gross profit for domestic crop (from $33,993 in 2022 to $20,622 in 2023).

Our domestic non-crop business posted a 4% increase in net sales in the first quarter 2023, as compared to the same period in the prior year ($13,899 in 2023 v. $13,396 in 2022). In this category, our Dibrom® mosquito adulticide generated steady sales compared to the same quarter of the prior year, as hurricane and tropical storm activity season were consistent with the prior year. Further, royalty and license fees for our Envance proprietary solutions were higher than the first quarter of last year. By contrast, we experienced lighter than normal demand for our commercial pest control products, including pest strips. In addition, we recorded slightly lower net sales from our OHP nursery and ornamental business and the pharmaceutical products of our GemChem business.

Cost of sales within the domestic non-crop business rose by about 11% in the first quarter 2023, as compared to the same period in the prior year (from $7,629 to $8,453). This was driven by a different mix of products including some lower margin products. With higher costs of sales on a concomitantly lower increase in net sales, gross profit for domestic non-crop decreased by 6% (from $5,767 in 2022 to $5,446 in 2023).

Net sales of our international businesses rose by about 2% during the period ($49,110 in 2023 vs. $48,004 in 2022). This group of businesses experienced increases in herbicides, fungicides, and plant growth regulators, partially offset by minor sales decreases in soil fumigants, foliar insecticides, and soil insecticides. We posted sales increases in the Central American market through our AgriCenter group (up 11%) and enjoyed improved demand for our Assure II herbicide in Canada. Our Australian business delivered higher sales and gross profits versus the prior year, as they focused on a more profitable product mix. Our performance in Mexico remained solid, despite temporary product importation impediments. By contrast, net sales of our business in Brazil declined due to general market inventories. Further, the international business of Agrinos, a key part of our Green Solutions platform, declined slightly in the quarter with lower sales in India and China, partially offset by a modest increase in Ukraine.

Cost of sales in our international business increased by 1% (from $36,369 in 2022 to $36,641 in 2023), which is consistent with the relative increase in net sales. Gross profit for the international businesses increased by about 7% (to $12,469 in 2023 from $11,635 in 2022), which was above the corresponding increase in net sales; the disparity was due largely to the shortage of high-value products produced by the Company domestically.

On a consolidated basis, gross profit for the first quarter of 2023 decreased by 25% (from $51,395 in 2022 to $38,537 in 2023). Decreased sales volume, unavailability of high-margin crop products and higher factory costs all factored into yielding reduced profitability. Overall gross margin percentage ended at 31% in the first quarter of 2023, as compared to 34% in the first quarter of the prior year.

Operating expenses decreased by $1,374 or 4% to $35,272 for the three months ended March 31, 2023, as compared to the same period in 2022. The differences in operating expenses by department are as follows:

	2023	2022	Change	% Change
Selling	$13,371	$11,243	$2,128	19%
General and administrative
Other	9,130	14,994	(5,864)	-39%
Proxy activities	541	—	541	100%
Amortization	3,360	3,439	(79)	-2%
Research, product development and regulatory	8,870	6,970	1,900	27%
	$35,272	$36,646	$(1,374)	-4%

•
Selling expenses increased by $2,128 for the three months ended March 31, 2023, as compared with the same period of the prior year. This included increased costs associated with employees and travel expenses as the business continues to grow and return to normal face to face contact with customers, and other costs supporting long term growth offset to a degree by the beneficial movements in some key exchange rates.
•
General and administrative expenses decreased by $5,864 for the three months ended March 31, 2023, as compared to the same period of 2022. The main drivers were reduced short-term and long-term incentive compensation accruals that reflect the business performance for the first quarter of 2023, and benefits associated with favorable currency movements particularly in the Central America region.

•
The Company spent $541 in fees associated with its proxy activities.
•
Research, product development costs and regulatory expenses increased by $1,900 for the three months ended March 31, 2023, as compared to the same period of 2022. The main drivers were increased costs associated with the commercialization of our SIMPAS delivery system and costs associated with product defense and product development activities.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded a negative fair value adjustment in the amount of $22 during the three months ended March 31, 2023, and a positive adjustment in the amount of $83 during the comparative three months of the prior year.

Interest costs net of capitalized interest were $1,686 in the first three months of 2023, as compared to $398 in the same period of 2022. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Q1 2023			Q1 2022
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$90,486	$1,542	6.8%	$85,756	$401	1.9%
Amortization of deferred loan fees	—	63	—	—	69	—
Amortization of other deferred liabilities	—	—	—	—	6	—
Other interest expense	17,500	128	2.9%	—	9	—
Subtotal	$107,986	$1,733	6.4%	$85,756	$485	2.3%
Capitalized interest	—	(47)	—	—	(87)	—
Total	$107,986	$1,686	6.2%	$85,756	$398	1.9%

The Company’s average overall debt for the three months ended March 31, 2023 was $90,486, as compared to $85,756 for the three months ended March 31, 2022. Our borrowings in the three months ended March 31, 2023 were higher when compared to the same period of the prior year, mainly as a result of increased working capital as the business worked through the logistics challenges related to Aztec. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 6.8% for the three months ended March 31, 2023, as compared to 1.9% in 2022.

Income tax benefit was $361 for the three months ended March 31, 2023, as compared to an income tax expense of $4,499 for the three-months ended March 31, 2022. The effective income tax rate for the three months ended March 31, 2023 was computed based on the estimated effective tax rate for the full year, adjusted for a benefit from the remeasurement of certain U.S. federal and state deferred taxes, partially offset by an expense attributed to establishing liabilities for uncertain tax positions in the U.S. and India. This calculation resulted in an effective tax rate of minus 23.2% for the three months ended March 31, 2023, as compared to 31.2% for the three months ended March 31, 2022.

It is expected that $1,550 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

Our overall net income for the first three months of 2023 was $1,918 or $0.07 per basic and diluted share, as compared to $9,935 or $0.33 per basic and diluted share in the first quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $41,447 in operating activities during the three months ended March 31, 2023, as compared to $32,315 during the three months ended March 31, 2022. Included in the $41,447 are net income of $1,918, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $6,253, provision for bad debts in the amount of $581 and other in the amount of $94. Also included are stock-based compensation of $1,474, decrease in deferred income taxes of $122, change in liabilities for uncertain tax positions or unrecognized tax benefits of $371, and net change in foreign currency adjustment of $446. These together provided net cash inflows of $10,367, as compared to $18,942 for the same period of 2022.

During the first three months of 2023, the Company increased net working capital by $52,995, as compared to $55,031 during the same period of the prior year. Included in this change: inventories increased by $33,731, as compared to $11,738 for the first quarter of 2022. Customer prepayments decreased by $22,759, as compared to $44,528 in the same period of 2022, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $5,655, as compared to $9,677 in the same period of 2022. Accounts receivable increased by $8,779, as compared to $33,660 in the same period of 2022. Prepaid expenses decreased by $600, as compared to $800 in the same period of 2022. Income tax receivable increased by $2,965, as compared to a decrease of $3,046 in the prior year. Accrued programs increased by $10,660, as compared to $24,601 in the prior year, as a result of both higher sales and the mix of those sales including products with higher program elements incorporated in pricing. Finally, other payables and accrued expenses decreased by $500, as compared to an increase of $2,145 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our level and mix of sales and customers in the first quarter of 2023, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2022, the Company made accruals for programs in the amount of $23,669 and made payments in the amount of $13,033. During the first quarter of the prior year, the Company made accruals in the amount of $40,469 and made payments in the amount of $15,752.

Cash used for investing activities was $3,308 for the three months ended March 31, 2023, as compared to $4,250 for the three months ended March 31, 2022. The Company spent $2,590 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure. In addition, the Company made a payment of $703 for a product acquisition and spent $15 on patents for the Envance technology business.

During the three months ended March 31, 2023, financing activities provided $43,777, as compared to $37,449 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $44,700 in the first quarter of 2023, as compared to $46,000 in the same period of the prior year. The Company paid dividends to stockholders amounting to $851 during the three months ended March 31, 2023, as compared to $594 in the same period of 2022. The Company paid $557 for the repurchase of 27,835 shares of its common stock during the three months ended March 31, 2023, as compared to $6,219 to purchase 332,404 shares in the same period of the prior year. The Company received $18 from the exercise of stock options. Lastly, in exchange for shares of common stock returned by employees, we paid $13 and $2,174 for tax withholding on stock-based compensation awards during the three months ended March 31, 2023 and 2022, respectively.

The Company’s main bank is Bank of the West, a wholly owned subsidiary of BMO Financial Group. Bank of the West has been the Company’s bank for more than 30 years and is the syndication manager for the Company’s revolving line of credit shown as long-term debt in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. The debt is summarized in the following table:

Long-term indebtedness	March 31, 2023	December 31, 2022
Revolving line of credit	$97,000	$52,300
Deferred loan fees	(761)	(823)
Total indebtedness	$96,239	$51,477

As of March 31, 2023, the Company was in compliance with the Consolidated Funded Debt Ratio but noncompliant with respect to the Fixed Charge Covenant ratio (“FCCR”). The noncompliance was driven by a reduction in the Consolidated EBITDA (in the numerator of the FCCR calculation) during the twelve months ended March 31, 2023, coupled with higher-than-normal distributions (in the denominator of the FCCR calculation) arising from share repurchases made by the Company during the same period. On May 8, 2023, the Company obtained a waiver of the FCCR for the twelve months ended March 31, 2023, and an adjustment to the FCCR terms for the period ending June 30, 2023. The impact of most of the share repurchases will be eliminated from the denominator in the FCCR calculation in the third quarter of 2023.

At March 31, 2023, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $111,922. This compares to an available borrowing capacity of $200,372 as of December 31, 2022.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our amended senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 16 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2022, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period, there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2022.

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

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2023, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2023, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, had concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 16, 2023. The following disclosure amends and supplements those risk factors and, except to the extent restated below, there are no material changes to the risk factors as so stated.

Disruption in the global supply chain is creating delays, unavailability and adverse conditions for our industry—Despite improvement in container availability and freight costs, the global supply chain continues to present risk. Industry consolidation, coupled with longer-term production commitments, has materially affected the Company’s supply of raws and intermediates in the past. There is no guarantee that the supply chain condition will materially improve any time soon or that the Company will continue to avoid material disruption. Such disruption could have a material adverse effect on the Company’s operations, financial condition or cash flows.

The Company is dependent upon sole source or a limited number of suppliers for certain of its raw materials and active ingredients—There are a limited number of suppliers of certain important raw materials used by the Company in a number of its products. Certain of these raw materials are available solely from single or very few sources either domestically or overseas. In connection with supply chain disruptions in 2022, phosphorus and related compounds were increasingly difficult to source for our entire industry; ensuring a continuous supply required extraordinary efforts both with respect to sourcing and production planning. That said, there is no guarantee that any of our suppliers will be willing or able to supply products to the Company reliably, continuously and at the levels anticipated by the Company or required by the market. If these sources prove to be unreliable and the Company is not able to supplant or otherwise second source these products, it is possible that the Company will not achieve its projected sales which, in turn, could adversely affect the Company's consolidated financial statements.

The Company benefits from customer early pay in meeting its working capital needs. As is the case with other companies in this industry, the Company receives cash from certain major customers at year-end in exchange for granting discounts on the Company’s products during the first half of the following year. The Company typically uses this cash to pay down secured debt and for other working capital needs. This flow of cash obviates the need for additional borrowing, which, in turn, preserves borrowing capacity used in part for paying customer programs in the middle of the calendar year and, consequently, reduces interest expense. There is no guarantee that the Company’s customers will continue to support the early pay program at current levels. Further a material change in this program could have an adverse effect upon the Company’s liquidity and its ability to meet working capital demands.

Item 2. Purchases of Equity Securities by the Issuer

On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws. During 2022 and 2023, the Company purchased 761,985 shares of its common stock for a total of $14,558 at an average price of $19.11 per share.

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended March 31, 2023 and the three months ended March 31, 2022. The shares and respective amount are recorded as treasury shares on the Company’s condensed consolidated balance sheets.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid	Maximum number of shares that may yet be purchased under the plan
March 31, 2023	27,835	$19.96	$557	—
March 31, 2022	332,404	$18.71	$6,219	667,596

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1

Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated April 1, 2022 (filed with the Securities Exchange Commission on April 7, 2022, and incorporated herein by reference).

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 9, 2023	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: May 9, 2023	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer