Form 10-Q
period 2023-06-30
AMERICAN VANGUARD CORP
filed 2023-08-09
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 29,297,022 shares as of August 1, 2023.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$132,790	$148,203	$257,674	$297,797
Cost of sales	(89,881)	(98,872)	(176,230)	(197,070)
Gross profit	42,909	49,331	81,444	100,727
Operating expenses	(39,155)	(38,518)	(74,423)	(75,165)
Operating income	3,754	10,813	7,021	25,562
Change in fair value of equity investment	(55)	(486)	(77)	(403)
Interest expense, net	(3,211)	(772)	(4,898)	(1,170)
Income before provision for income taxes	488	9,555	2,046	23,989
Income tax expense	(1,541)	(2,725)	(1,181)	(7,224)
Net income (loss)	$(1,053)	$6,830	$865	$16,765
Net income (loss) per common share—basic	$(.04)	$.23	$.03	$.57
Net income (loss) per common share—assuming dilution	$(.04)	$.23	$.03	$.55
Weighted average shares outstanding—basic	28,428	29,602	28,397	29,639
Weighted average shares outstanding—assuming dilution	28,428	30,225	28,985	30,289

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(1,053)	$6,830	$865	$16,765
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	3,505	(6,064)	6,051	1,016
Comprehensive income	$2,452	$766	$6,916	$17,781

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$14,632	$20,328
Receivables:
Trade, net of allowance for doubtful accounts of $6,135 and $5,136, respectively	151,479	156,492
Other	11,473	9,816
Total receivables, net	162,952	166,308
Inventories	237,587	184,190
Prepaid expenses	17,546	15,850
Income taxes receivable	5,436	1,891
Total current assets	438,153	388,567
Property, plant and equipment, net	73,452	70,912
Operating lease right-of-use assets	23,724	24,250
Intangible assets, net	178,624	184,664
Goodwill	48,219	47,010
Other assets	10,193	10,769
Deferred income tax assets, net	293	141
Total assets	$772,658	$726,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,876	$69,000
Customer prepayments	27,368	110,597
Accrued program costs	80,333	60,743
Accrued expenses and other payables	13,273	20,982
Current operating lease liabilities	5,493	5,279
Total current liabilities	205,343	266,601
Long-term debt, net	160,750	51,477
Long-term operating lease liabilities	18,884	19,492
Other liabilities, net of current installments	4,923	4,167
Deferred income tax liabilities, net	13,683	14,597
Total liabilities	403,583	356,334
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,643,674 shares at June 30, 2023 and 34,446,194 shares at December 31, 2022	3,464	3,444
Additional paid-in capital	106,719	105,634
Accumulated other comprehensive loss	(6,131)	(12,182)
Retained earnings	327,911	328,745
Less treasury stock at cost, 5,438,093 shares at June 30, 2023 and 5,029,892 shares at December 31, 2022	(62,888)	(55,662)
Total stockholders’ equity	369,075	369,979
Total liabilities and stockholders' equity	$772,658	$726,313

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2023

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2022	34,446,194	$3,444	$105,634	$(12,182)	$328,745	5,029,892	$(55,662)	$369,979
Stocks issued under ESPP	22,101	2	478	—	—	—	—	480
Cash dividends on common stock ($0.030 per share)	—	—	—	—	(851)	—	—	(851)
Foreign currency translation adjustment, net	—	—	—	2,546	—	—	—	2,546
Stock-based compensation	—	—	1,474	—	—	—	—	1,474
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(4,466)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	27,835	(557)	(557)
Net income	—	—	—	—	1,918	—	—	1,918
Balance, March 31, 2023	34,463,829	3,446	107,591	(9,636)	329,812	5,057,727	(56,219)	374,994
Cash dividends on common stock ($0.030 per share)	—	—	—	—	(848)	—	—	(848)
Foreign currency translation adjustment, net	—	—	—	3,505	—	—	—	3,505
Stock-based compensation	—	—	1,067	—	—	—	—	1,067
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	179,845	18	(1,939)	—	—	—	—	(1,921)
Shares repurchased	—	—	—	—	—	380,366	(6,669)	(6,669)
Net loss	—	—	—	—	(1,053)	—	—	(1,053)
Balance, June 30, 2023	34,643,674	$3,464	$106,719	$(6,131)	$327,911	5,438,093	$(62,888)	$369,075

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

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$865	$16,765
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	4,322	4,077
Amortization of intangibles assets	6,707	6,927
Amortization of other long-term assets	1,117	1,739
Provision for bad debts	902	470
Fair value adjustment to contingent consideration	—	635
Stock-based compensation	2,541	2,836
Change in deferred income taxes	(1,015)	109
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	419	—
Change in fair value of equity investments	77	403
Other	117	412
Net foreign currency adjustments	(382)	(20)
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	6,092	(18,645)
Increase in inventories	(50,900)	(27,774)
Increase in prepaid expenses and other assets	(1,749)	(3,652)
Change in income tax receivable/payable, net	(3,510)	(3,526)
Increase (decrease) in net operating lease liability	132	(21)
Increase in accounts payable	9,105	19,439
Decrease in customer prepayments	(83,225)	(62,789)
Increase in accrued program costs	19,607	35,987
Decrease in other payables and accrued expenses	(7,824)	(602)
Net cash used in operating activities	(96,602)	(27,230)
Cash flows from investing activities:
Capital expenditures	(6,498)	(5,654)
Proceeds from disposal of property, plant and equipment	44	27
Intangible assets	(718)	(1,044)
Net cash used in investing activities	(7,172)	(6,671)
Cash flows from financing activities:
Payments under line of credit agreement	(54,050)	(56,600)
Borrowings under line of credit agreement	162,500	105,000
Receipt from the issuance of common stock under ESPP	480	436
Net receipt from the exercise of stock options	32	765
Payment for tax withholding on stock-based compensation awards	(1,948)	(2,012)
Repurchase of common stock	(7,226)	(6,232)
Payment of cash dividends	(1,702)	(1,330)
Net cash provided by financing activities	98,086	40,027
Net (decrease) increase in cash and cash equivalents	(5,688)	6,126
Effect of exchange rate changes on cash and cash equivalents	(8)	(354)
Cash and cash equivalents at beginning of period	20,328	16,285
Cash and cash equivalents at end of period	$14,632	$22,057

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Certain operating cash flow items have been reclassified in the prior period condensed consolidated financial statements to conform with the June 30, 2023 presentation.

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

The operating lease expense for the three months ended June 30, 2023 and 2022, was $1,674 and $1,619, respectively, and $3,310 and $3,223 for the six months ended June 30, 2023 and 2022, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$1,544	$1,559	$3,187	$3,233
ROU assets obtained in exchange for new liabilities	$693	$898	$2,576	$1,825

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2023 were as follows:

Weighted-average remaining lease term (in years)	5.48
Weighted-average discount rate	4.17%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2023 were as follows:

2023 (excluding six months ended June 30, 2023)	$3,235
2024	5,880
2025	5,330
2026	4,077
2027	2,700
Thereafter	6,200
Total lease payments	27,422
Less: imputed interest	(3,045)
Total	$24,377

Amounts recognized in the condensed consolidated balance sheets at June 30, 2023:

Operating lease liabilities, current	$5,493
Operating lease liabilities, long-term	$18,884

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
U.S. crop	$56,212	$63,513	$118,105	$151,349
U.S. non-crop	16,878	20,996	30,759	34,753
Total U.S.	73,090	84,509	148,864	186,102
International	59,700	63,694	108,810	111,695
Total net sales:	$132,790	$148,203	$257,674	$297,797
Timing of revenue recognition:
Goods and services transferred at a point in time	$132,790	$148,166	$257,631	$297,654
Goods and services transferred over time	—	37	43	143
Total net sales:	$132,790	$148,203	$257,674	$297,797

Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property and amounted to $3,100 at June 30, 2023 and December 31, 2022. The short-term and long-term contract assets of $2,493 and $607 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheets as of June 30, 2023. As of December 31, 2022, the short-term and long-term assets amounted to $2,098 and $1,002, respectively.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and six months ended June 30, 2023, that was included in customer prepayments at the beginning of 2023, was $42,966 and $65,725, respectively, and $17,500 was refunded to a customer. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2023.

4. Property, Plant and Equipment — Property, plant and equipment at June 30, 2023 and December 31, 2022 consists of the following:

	June 30, 2023	December 31, 2022
Land	$2,764	$2,757
Buildings and improvements	21,062	20,794
Machinery and equipment	146,476	142,980
Office furniture, fixtures and equipment	11,304	13,231
Automotive equipment	1,506	1,584
Construction in progress	7,811	5,897
Total gross value	190,923	187,243
Less accumulated depreciation	(117,471)	(116,331)
Total net value	$73,452	$70,912

The Company recognized depreciation expense related to property and equipment of $2,143 and $1,974 for the three-month period ended June 30, 2023 and 2022, respectively. The Company recognized depreciation expense related to property and equipment of $4,322 and $4,077 for the six months ended June 30, 2023 and 2022, respectively.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost methods. The components of inventories consist of the following:

	June 30, 2023	December 31, 2022
Finished products	$203,210	$155,128
Raw materials	34,377	29,062
	$237,587	$184,190

6. Segment Reporting — The Company has one reportable segment. Selective enterprise information is as follows:

	For the three months ended June 30,
	2023	2022	Change	% Change
Net sales:
U.S. crop	$56,212	$63,513	$(7,301)	-11%
U.S. non-crop	16,878	20,996	(4,118)	-20%
U.S. total	73,090	84,509	(11,419)	-14%
International	59,700	63,694	(3,994)	-6%
Net sales:	$132,790	$148,203	$(15,413)	-10%
Gross profit:
U.S. crop	$21,703	$23,913	$(2,210)	-9%
U.S. non-crop	7,109	9,244	(2,135)	-23%
U.S. total	28,812	33,157	(4,345)	-13%
International	14,097	16,174	(2,077)	-13%
Total gross profit:	$42,909	$49,331	$(6,422)	-13%

	For the six months ended June 30,
	2023	2022	Change	% Change
Net sales:
U.S. crop	$118,105	$151,349	$(33,244)	-22%
U.S. non-crop	30,759	34,753	(3,994)	-11%
U.S. total	148,864	186,102	(37,238)	-20%
International	108,810	111,695	(2,885)	-3%
Net sales:	$257,674	$297,797	$(40,123)	-13%
Gross profit:
U.S. crop	$40,585	$56,186	$(15,601)	-28%
U.S. non-crop	14,298	16,730	(2,432)	-15%
U.S. total	54,883	72,916	(18,033)	-25%
International	26,561	27,811	(1,250)	-4%
Total gross profit:	$81,444	$100,727	$(19,283)	-19%

7. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs”. Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management reviews individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with support from financial analysts, reviews the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are then reviewed with executive management for final approval. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and six-month periods ended June 30, 2023, and 2022.

8. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 12, 2023	June 28, 2023	July 14, 2023	$0.030	$848
March 13, 2023	March 24, 2023	April 14, 2023	$0.030	$851
December 13, 2022	December 28, 2022	January 11, 2023	$0.030	$851
June 6, 2022	June 24, 2022	July 8, 2022	$0.025	$742
March 14, 2022	March 25, 2022	April 15, 2022	$0.025	$736
December 13, 2021	December 27, 2021	January 10, 2022	$0.020	$594

9. Net income (loss) Per Share — The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(1,053)	$6,830	$865	$16,765
Denominator: (in thousands)
Weighted average shares outstanding-basic	28,428	29,602	28,397	29,639
Dilutive effect of stock options and grants	—	623	588	650
Weighted average shares outstanding-diluted	28,428	30,225	28,985	30,289

Due to a net loss for the three-month period ended June 30, 2023, stock options and other grants were excluded from the computation of diluted net income (loss) per share. For the three-month period ended June 30, 2023, and six-month periods ended June 30, 2023, and 2022, no stock options were excluded from the computation of diluted net income (loss) per share.

10. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. The Company has no short-term debt as of June 30, 2023 and December 31, 2022. The debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2023	December 31, 2022
Revolving line of credit	$160,750	$52,300
Deferred loan fees	(863)	(823)
Total indebtedness, net of deferred loan fees	$159,887	$51,477

The deferred loan fees as of June 30, 2023 are included in other assets on the condensed consolidated balance sheets.

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

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). The Company and the Lenders entered into an amendment to the Credit Agreement, effective March 9, 2023, whereby LIBOR was replaced by SOFR with a credit spread adjustment of 10.0 bps for all SOFR periods. The revolving loans now bear interest at a variable rate based at our election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- month periods, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on June 30, 2023, was 6.83%. Interest was $2,699 and $745 for the three months ended June 30, 2023 and 2022, respectively, and $4,241 and $1,146 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the Company was in compliance with the TL Ratio but noncompliant with respect to the FCCR. On August 3, 2023, the Company obtained a waiver for the FCCR noncompliance.

According to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $22,858 and $200,372 as of June 30, 2023 and December 31, 2022, respectively.

11. Classification Corrections — Corrections to the condensed consolidated statements of operations for the three and six months ended June 30, 2022 were made in connection with the Company’s operations in Australia, where the Company sells its products to distribution companies as well as directly to growers via third-party agents. The Company identified errors related to the classification of third-party agent’s commission amounts. The Company evaluated these errors and the impact to previously issued financial statements and concluded that the impact of this classification error is not material to any previously issued quarterly or annual financial statements. However, management has recorded correcting adjustments to the previously reported financial statement line items and related disclosures. The third-party agents’ commission in the amount of $119 and $278 was reclassified from net sales to operating expenses for the three and six months ended June 30, 2022, respectively. The impact was an increase in net sales and gross profit in the amount of $119 and $278 and an offsetting increase in operating expenses in the same amount. This correction did not have any impact on operating income, net income, and earnings per common share.

12. Change in Accounting Principle — Historically, the Company included warehousing, handling and outbound freight costs in operating expenses on its Consolidated Statements of Operations. Effective January 1, 2023, the Company elected to include these costs in cost of sales instead of operating expenses on its condensed consolidated statements of operations. The effects of the change in accounting have been retrospectively applied to all periods presented. The Company believes that the change in accounting is preferable as it aligns the Company’s classification of this warehousing, handling and outbound freight costs in such a way as to present operational management with a clearer vision of the operational performance by business unit. This accounting change also increases the comparability of the Company’s financial performance with its peer companies as most peer companies include warehousing, handling and outbound freight costs in cost of sales rather than operating expenses. As a result, this change is intended to help interested parties better understand the Company’s performance and facilitate comparisons with most of the Company’s peer companies. The following table compares the Company’s historical classification with the classification after the adoption of the change in accounting for the three and six months ended June 30, 2023 and 2022:

	Classification after adoption of accounting change		Previous classification
	For the three months ended June 30,		For the three months ended June 30,
	2023	2022	2023	2022
Net sales	$132,790	$148,203	$132,790	148,084
Cost of sales	(89,881)	(98,872)	(80,263)	(88,305)
Gross profit	42,909	49,331	52,527	59,779
Operating expenses	(39,154)	(38,518)	(48,772)	(48,966)
Operating income	$3,755	$10,813	$3,755	$10,813

	Classification after adoption of accounting change		Previous classification
	For the six months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net sales	$257,674	$297,797	$257,674	297,519
Cost of sales	(176,230)	(197,070)	(157,356)	(176,547)
Gross profit	81,444	100,727	100,318	120,972
Operating expenses	(74,423)	(75,165)	(93,297)	(95,410)
Operating income	$7,021	$25,562	$7,021	$25,562

The change in accounting principle did not have any impact on operating income, net income and earnings per share.

13. Comprehensive Income (Loss) — Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and six-month periods ended June 30, 2023 and 2022, total comprehensive income consisted of net income (loss) and foreign currency translation adjustments.

14. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Six months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
June 30, 2023
Restricted Stock	$1,211	$2,410	$9,147	2.2
Unrestricted Stock	130	260	477	0.9
Performance-Based Restricted Stock	(274)	(129)	3,238	2.2
Total	$1,067	$2,541	$12,862

June 30, 2022
Restricted Stock	$1,079	$2,072	$9,277	2.2
Unrestricted Stock	122	239	476	0.9
Performance-Based Restricted Stock	72	525	3,781	2.1
Total	$1,273	$2,836	$13,534

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and six-month periods ended June 30, 2023, and 2022.

Time-Based Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three- and six-month periods ended June 30, 2023, and 2022 is presented below:

	Three and Six Months Ended June 30, 2023		Three and Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	742,050	$18.86	817,290	$17.04
Vested	(2,017)	15.71	(230,080)	17.31
Forfeited	(5,479)	19.87	(24,109)	17.10
Nonvested shares at March 31st	734,554	18.86	563,101	16.93
Granted	279,419	21.17	242,067	23.79
Vested	(309,318)	14.83	(27,482)	22.35
Forfeited	(16,354)	19.50	(14,070)	18.53
Nonvested shares at June 30th	688,301	$21.59	763,616	$18.88

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three- and six-month periods ended June 30, 2023, and 2022, respectively is presented below:

	Three and Six Months Ended June 30, 2023		Three and Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	318,699	$18.05	379,061	$16.43
Additional granted (forfeited) based on performance achievement	—	—	(41,088)	16.56
Vested	—	—	(78,704)	17.18
Forfeited	—	—	(7,074)	16.77
Nonvested shares at March 31st	318,699	18.05	252,195	16.17
Additional granted (forfeited) based on performance achievement	(58,827)	14.73	—	—
Granted	94,028	21.51	83,190	23.63
Vested	(86,188)	13.99	—	—
Forfeited	(3,316)	16.91	(7,829)	17.50
Nonvested shares at June 30th	264,396	$21.36	327,556	$16.58

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three- and six-month periods ended June 30, 2023:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2022	68,896	$11.49
Options exercised	(1,537)	11.49
Balance outstanding, March 31, 2023	67,359	$11.49
Options exercised	(1,287)	11.49
Balance outstanding, June 30, 2023	66,072	$11.49

All the incentive stock options outstanding as of June 30, 2023, have an exercise price per share of $11.49, total intrinsic value of $422, and a remaining life of 18 months.

Activity for the three- and six-month periods ended June 30, 2022:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	108,036	$11.49
Options exercised	(33,745)	11.49
Balance outstanding, June 30, 2022	74,291	$11.49

Performance Incentive Stock Option Plan

There was no activity for the three- and six-month periods ended June 30, 2023. There were 81,808 performance incentive stock options outstanding as of June 30, 2023, with an exercise price per share of $11.49 and a remaining life of 18 months.

Activity for the three- and six-month periods ended June 30, 2022:

	Number of Shares	Weighted Average Price Per Share
Balance outstanding, December 31, 2021	114,658	$11.49
Options exercised	(32,850)	11.49
Balance outstanding, June 30, 2022	81,808	$11.49

All the performance incentive stock options outstanding as of June 30, 2023, have an exercise price per share of $11.49, total intrinsic value of $522, and a remaining life of 18 months.

15. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2022, except as described below.

Department of Justice and Environmental Protection Agency Investigation. On November 10, 2016, AMVAC was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise in defending the Company’s interests. AMVAC is cooperating in the investigation. After interviewing multiple witnesses (including three employees before a grand jury in February 2022) and making multiple document requests, the Department of Justice (“DoJ”) identified the Company and a manager-level employee as targets of the government’s investigation. DoJ’s investigation focused on potential violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. In March 2022, the individual target entered into a plea agreement relating to provision of false information in a government proceeding. In July 2022, the DoJ sent correspondence to the Company’s counsel to the effect that it was focusing on potential RCRA violations relating to the reimportation of Australian containers in 2015. Our defense counsel spoke with DoJ on the subject in early October 2022 and then again in May 2023, at which times DoJ expressed an interest in resolving the matter. The Company anticipates further discussion on resolution of the matter.

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

Pitre etc. v. Agrocentre Ladauniere et al. On February 11, 2022, a strawberry grower named Les Enterprises Pitre, Inc. filed a complaint in the Superior Court, District of Labelle, Province of Quebec, Canada, entitled Pitre, etc. v. Agrocentre Ladauniere, Inc. etal, including Amvac Chemical Corporation, seeking damages in the amount of approximately $5 million arising from stunted growth of, and reduced yield from, its strawberry crop allegedly from the application of AMVAC’s soil fumigant, Vapam, in spring of 2021. Examinations of plaintiff were held in mid-August 2022, during which plaintiff in effect confirmed that he had planted his seedlings before expiration of the full-time interval following product application (as per the product label), that he had failed to follow the practice of planting a few test seedlings before planting an entire farm, and that he had placed his blind trust in his application adviser on all manner of timing and rate. An examination of the Company’s most knowledgeable witness is scheduled to take place in November 2023. Information to date is not sufficient to form a judgment as to either the probability or amount of loss; thus, the Company has not recorded a loss contingency for this matter.

Notice of Intention to Suspend DCPA. On April 28, 2022, the USEPA published a notice of intent to suspend (“NOITS”) DCPA, the active ingredient of an herbicide marketed by the Company under the name Dacthal. The agency cited as the basis for the suspension that the Company did not take appropriate steps to provide data studies requested in support of the registration review. In fact, over the course of several years, the Company cooperated in performing the vast majority of the nearly 90 studies requested by USEPA and had been working in good faith to meet the agency’s schedule. After an appeals court (the Environmental Appeals Board) clarified the proper standard for use at the hearing (namely, whether registrant took appropriate steps to respond to the data call-in), a hearing was held in January 2023 before the ALJ, by which time USEPA had narrowed the scope of its claim to nine outstanding studies, all of which have been completed by the Company and 8 of 9 of which have been submitted to the agency and none of which are necessary for USEPA to commence its risk assessment. In April 2022, the ALJ reached a decision, finding that the agency acted within its authority in issuing the NOITS. The company is in the midst of discussions with USEPA on the terms of a settlement, and, to date, the parties have agreed to extend the company’s deadline for filing an appeal. During the course of these proceedings, AMVAC has been free to make, sell and distribute both the technical grade material and end-use product and may continue to do so unless and until there is an adverse ruling at both the trial and appellate level (if any). The Company believes that a loss is neither probable nor estimable and, consequently, has not recorded a loss contingency for this matter.

16. Recent Issued Accounting Guidance — The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s borrowings, which are considered Level 2 liabilities, approximates fair value as they bear interest at a variable rate that represents current market rates.

The Company measures its contingent earn-out liabilities in connection with business acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. The Company did not have any contingent earn-out liabilities at June 30, 2023 and December 31, 2022.

The following table illustrates the Company’s contingent earn-out liability movements related to its business acquisitions as of, and for, the three-and six-month periods ended June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Balance, March 31, 2022 and December 31, 2021	$1,437	$786
Fair value adjustment	36	635
Accretion of discounted liabilities	11	17
Foreign exchange effect	(117)	(71)
Balance, June 30, 2022	$1,367	$1,367

18. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency (FX) translation adjustments:

Total
Balance, December 31, 2022	$(12,182)
Foreign currency translation adjustment, net of tax effects of ($132)	2,546
Balance, March 31, 2023	(9,636)
Foreign currency translation adjustment, net of tax effects of ($122)	3,505
Balance, June 30, 2023	$(6,131)

Balance, December 31, 2021	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($48)	7,080
Balance, March 31, 2022	(6,704)
Foreign currency translation adjustment, net of tax effects of $109	(6,064)
Balance, June 30, 2022	$(12,768)

19. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2023 and 2022, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three and six months ended June 30, 2023 and 2022. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,869 as of June 30, 2023 and December 31, 2022.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $708 and $784 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded a loss of $55 and $486 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a loss of $77 and $403 for the six months ended June 30, 2023 and 2022, respectively. The investment is recorded within other assets on the condensed consolidated balance sheets.

20. Income Taxes —Income tax expense for the three and six months ended June 30, 2023 and 2022, is computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income taxes and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign income (loss) before income taxes. Income tax expense was $1,541 and $2,725 for the three-month period ended June 30, 2023, and 2022, respectively, and $1,181 and $7,224 for the six months ended June 30, 2023, and 2022, respectively. The effective income tax rate was 315.36% and 28.5% for the three-month periods ended June 30, 2023 and 2022, respectively, and 57.7% and 30.1% for the six months ended June 30, 2023 and 2022, respectively. For the three-month period ended June 30, 2023, the effective income tax rate increased compared to the same period of 2022 primarily due to withholding tax charges, net of income tax credits, associated with interest on certain intercompany loans, and losses incurred at certain entities which did not result in a benefit for income tax purposes as these entities continue to maintain a valuation allowance against their net deferred tax assets. In addition to these factors, the increase in the effective income tax rate for the six months ended June 30, 2023, as compared to the same period in 2022 is due to establishing liabilities for uncertain tax positions in certain jurisdictions, partially offset by a benefit from the remeasurement of certain U.S. federal and state deferred taxes.

It is expected that $1,814 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

21. Stock Re-purchase Programs — On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws. During 2022 and 2023, the Company purchased 761,985 shares of its common stock for a total of $14,558 at an average price of $19.11 per share under this plan which terminated on March 8, 2023.

On May 25, 2023, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase up to $15,000 of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws. During the three months ended June 30, 2023, the Company purchased 380,366 shares of its common stock for a total of $6,669 at an average price of $17.51 per share under this plan.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three and six months ended June 30, 2023 and 2022.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid
June 30, 2023	380,366	$17.51	$6,669
June 30, 2022	606	$19.99	$13

Six months ended	Total number of shares purchased	Average price paid per share	Total amount paid
June 30, 2023	408,201	$17.88	$7,226
June 30, 2022	333,010	$18.71	$6,232

As of June 30, 2023, the Company may yet purchase up to $8,331 of its common stock under its current 10b5-1 plan.

22. Supplemental Cash Flow Information

	For the Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,556	$1,100
Income taxes, net	$5,641	$10,749
Non-cash transactions:
Deferred consideration in connection with business acquisitions:	$—	$635
Cash dividends declared and included in accrued expenses	$848	$742

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

Effective January 1, 2023, the Company includes warehousing, handling and outbound freight costs in cost of sales instead of operating expenses on its condensed consolidated statements of operations. The effects of the change in accounting have been retrospectively applied to all periods presented. The Company believes that the change in accounting is preferable as it aligns the Company’s classification of this warehousing, handling and outbound freight costs in such a way as to present operational management with a clearer vision of the operational performance by business unit. This accounting change also increases the comparability of the Company’s financial performance with its peer companies as most peer companies include warehousing, handling and outbound freight costs in cost of sales rather than operating expenses. As a result, this change is intended to help interested parties better understand the Company’s performance and facilitate comparisons with most of the Company’s peer companies. The change in accounting principle did not have any impact on operating income, net income and earnings per share. Please refer to Note 12 to the condensed consolidated financial statements for further details.

Overview of the Company’s Performance

The Company’s financial performance for the second quarter of 2023 declined as compared to the second quarter of 2022. While commodity prices remained stable, in the face of increasing interest rates, the distribution channel within domestic crop implemented strict measures to control inventory and otherwise limit the carrying costs of working capital. As a result, customers are allowing inventories to reduce to low levels before ordering closer to the time of use. In addition, during the quarter, the Company experienced supply unavailability of one of its high-margin herbicides. Within the non-crop business, retailers – whether big box stores, nurseries, or garden centers – broke with traditional stocking patterns and both delayed placing orders until closer to time of use and ordered less product, relying on the Company to hold inventory. Further, during the period, our international businesses experienced significant market pressure from China-based suppliers that flooded the Central American markets with low-priced generic goods.

Against this backdrop, on a consolidated basis, domestic sales declined by 14% while international sales declined by 6%, resulting in an overall net sales decline of 10%. Overall cost of sales decreased by 9%. Cost of sales were 68% of sales in 2023, as compared to 67% for the same period of 2022. These factors, taken together with slightly higher manufacturing costs (both labor and service-related), resulted in a 13% decrease in gross profit (to $42,909 in 2023 from $49,311 in the comparable quarter of 2022), while overall gross margin percent declined to 32% from 33% quarter-over-quarter.

Operating expenses increased to $39,154 for the three-months period ended June 30, 2023 from $38,518, as compared to prior year; further, operating expenses as a percent of net sales rose to 29% in the second quarter of 2023 from 26% in the comparable period of 2022, largely due to higher research, product development costs, regulatory expenses costs and increase sales and marketing expenses.

Operating income for the period decreased to $3,755 from $10,813, driven by reduced sales, decreased gross margin percentage and proportionately higher operating expenses. During the second quarter, the Company experienced significantly higher interest expenses, due to comparatively higher interest rates. Income before taxes ended at $489 including a profitable performance for most of the Company’s operating entities around the world, offset by losses in a small number of businesses. One of the businesses which lost money in the quarter is in Brazil. Losses at that entity generate a tax benefit, offset by a valuation allowance. As a result, net tax expense exceeded income before taxes, resulting in a net loss for the quarter. Additionally, a withholding tax charge was incurred on interest relating to intercompany debt.

These factors yielded a net loss for the period of $1,052, as compared to net income of $6,830 in the second quarter of 2022. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2023 and 2022:

	2023	2022	Change	% Change
Net sales:
U.S. crop	$56,212	$63,513	$(7,301)	-11%
U.S. non-crop	16,878	20,996	(4,118)	-20%
Total U.S.	73,090	84,509	(11,419)	-14%
International	59,700	63,694	(3,994)	-6%
Total net sales:	$132,790	$148,203	$(15,413)	-10%
Cost of sales:
U.S. crop	$(34,509)	$(39,600)	$5,091	-13%
U.S. non-crop	(9,769)	(11,752)	1,983	-17%
Total U.S.	(44,278)	(51,352)	7,074	-14%
International	(45,603)	(47,520)	1,917	-4%
Total cost of sales:	$(89,881)	$(98,872)	$8,991	-9%
Gross profit:
U.S. crop	$21,703	$23,913	$(2,210)	-9%
U.S. non-crop	7,109	9,244	(2,135)	-23%
Total U.S.	28,812	33,157	(4,345)	-13%
International	14,097	16,174	(2,077)	-13%
Total gross profit	$42,909	$49,331	$(6,422)	-13%
Gross margin:
U.S. crop	39%	38%
U.S. non-crop	42%	44%
Total U.S.	39%	39%
International	24%	25%
Total gross margin	32%	33%

Our domestic crop business recorded net sales during the second quarter of 2023 that were 11% lower than those of the second quarter of 2022 ($56,212 as compared to $63,513). This overall decline was largely attributable to a broad-based slowdown in distribution channel purchasing, as our customers focused on inventory reduction in the face of rising interest rates and higher carrying costs for working capital. Within our several product lines, there was nevertheless a degree of variability. While overall net sales of our corn products were relatively stable year-over-year, with soil insecticides higher compared to the second quarter of the prior year, we recorded reduced sales of our Impact post-emergent corn herbicides, due largely to higher-than-normal inventory levels of generic herbicides in the distribution channel. Further, we recorded no sales of Dacthal®, our specialty crop herbicide, in the second quarter due to unavailability of goods from our overseas supply chain partner as compared to second quarter of the prior year, when inventory was readily available, and demand was strong in light of news of a potential suspension. In our cotton products, we experienced an increase in sales of our foliar insecticide, Bidrin®, which were partially offset by a decline in sales of Folex®, our harvest defoliant – we expect that these sales will shift to later in 2023. The cotton market was also influenced by a decline in cotton commodity prices and a decline in planted cotton acres (down approximately 2 million acres year-over-year). Partially offsetting these declines, we saw an increase in sales of our soil fumigants with improved agricultural water allocation in the western region and stronger sales of our Thimet® granular insecticide for use in peanuts and sugar cane.

Cost of sales within the domestic crop business decreased by 13% (from $39,600 in 2022 to $34,509 in 2023) as a result of decreased volumes, lower in-bound freight costs and a change in the mix of products sold, as compared to the second quarter of 2022. Our net factory cost for the quarter rose, due largely to increased factory overhead costs. Domestic crop recorded a 9% decrease in gross profit (from $23,913 in 2022 to $21,703 in 2023) and an overall improvement in gross margin percentage to 39% versus 38% for the comparable quarter in 2022.

Our domestic non-crop business posted a 20 % decrease in net sales in the second quarter 2023, as compared to the same period in the prior year ($16,878 in 2023 v. $20,996 in 2022). We experienced lower demand for our consumer pest control products, as retail channels significantly tightened their procurement activity in order to reduce working capital carrying costs. Many such retailers are operating on a just-in-time approach toward stocking, which is a break from the historical norm. Additionally, our non-crop business recorded lower net sales from our OHP nursery and ornamental businesses, which were similarly influenced by inventory reduction at point of sale. Partially offsetting these decreases, our Dibrom® mosquito adulticide generated higher sales compared to the same quarter of the prior year, as wet weather in the western United States has engendered greater mosquito pressure and, with it, the upsurge of vector-borne diseases such as malaria and Zika virus. Finally, royalty and license fees for our Envance proprietary solutions were higher than the second quarter of last year.

Cost of sales within the domestic non-crop business decreased by about 17% in the second quarter 2023, as compared to the same period in the prior year (from $11,752 to $9,769). This was driven by a different mix of products including some lower margin products. This, in turn, led to a decrease in gross profit for domestic non-crop of 23% (from $9,244 in 2022 to $7,109 in 2023) and yielded a gross margin percentage of 42% versus 44% for the comparable quarter in 2022.

Net sales of our international businesses declined by about 6% during the period ($59,700 in 2023 vs. $63,694 in 2022). Broadly speaking, we experienced sales decreases in herbicides and soil fumigants, partially offset by increases in fungicides, foliar insecticides and granular soil insecticides Counter® and Mocap®. Regionally speaking, we posted sales decreases in the Central American market through our AgriCenter group due to Asian suppliers flooding the market with low-priced, generic products and drought conditions in Panama. Similarly, demand for our Assure II herbicide for soybeans in Canada lessened, following historically stronger sales in the first quarter. Net sales of our business in Brazil declined due to general market conditions that reflect price erosion competition from generic products sourced in Asia. Partly offsetting these decreases, our Australian business delivered higher sales and steady gross profits versus the prior year, as the addition of AgNova products has enhanced our market position. Similarly, our performance in Mexico remained solid, despite some temporary product manufacturing impediments.

Cost of sales in our international business decreased by 4% (from $47,520 in 2022 to $45,603 in 2023), and gross profit decreased by 13% (to $14,097 in 2023 from $16,174 in 2022). Gross margin percentage for the international business dropped to 24% from 25% quarter-over-quarter.

On a consolidated basis, gross profit for the second quarter of 2023 decreased by 13% (from $49,331 in 2022 to $42,909 in 2023). Taken together, the overall gross margin percentage ended at 32% in the second quarter of 2023, as compared to 33% in the second quarter of the prior year.

Operating expenses increased by $637 to $39,155 for the three-month period ended June 30, 2023, as compared to the same period in 2022. The changes in operating expenses by department are as follows:

	2023	2022	Change	% Change
Selling	$13,200	$12,717	$483	4%
General and administrative
Other	16,542	16,258	284	2%
Proxy contest activities	—	1,785	(1,785)	-100%
Research, product development and regulatory	9,413	7,758	1,655	21%
Subtotal	$39,155	$38,518	$637	2%

•
Selling expenses increased by $483 for the three months ended June 30, 2023, as compared with the same period of the prior year. This included increased costs associated with employees and travel expenses as the business continues to grow and return to normal face to face contact with customers, and other costs supporting long term growth offset to a degree by the beneficial movements in some key exchange rates.
•
General and administrative expenses slightly increased by $284 for the three months ended June 30, 2023, as compared to the same period of 2022, primarily driven by increased reserves for potential doubtful debts in central America and some additional headcount and travel costs in support of our expanding business.
•
During the three-months ended June 30, 2022, the Company spent $1,785 in fees associated with its proxy activities. There were no similar expenses during the same three-month period this year.
•
Research, product development costs and regulatory expenses increased by $1,655 for the three months ended June 30, 2023, as compared to the same period of 2022. The main drivers were increased costs associated with the commercialization of our SIMPAS delivery system and costs associated with product defense and product development activities.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded a negative fair value adjustment in the amount of $55 during the three months ended June 30, 2023 and $486 during the comparative three months of the prior year.

Interest costs net of capitalized interest were $3,211 in the three-month period ended June 30, 2023, as compared to $772 in the same period of 2022. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$152,750	$2,699	7.1%	$124,184	$745	2.4%
Amortization of deferred loan fees	—	55	—	—	69	—
Amortization of other deferred liabilities	—	—	—	—	11	—
Other interest expense	—	571	—	—	12	—
Subtotal	152,750	3,325	8.7%	124,184	837	2.7%
Capitalized interest	—	(114)	—	—	(65)	—
Total	$152,750	$3,211	8.4%	$124,184	$772	2.5%

The Company’s average overall debt for the three-month period ended June 30, 2023 was $152,750, as compared to $124,184 for the three-month period ended June 30, 2022. The effective bank interest rate on our revolving line of credit was 7.1% and 2.4% for the three-month periods ended June 30, 2023 and 2022, respectively.

Income tax expense decreased by $1,184 to $1,541 for the three-month period ended June 30, 2023, as compared to $2,725 for the comparable period in 2022. The effective tax rates for the three-month period ended June 30, 2023, and 2022, were 315.36% and 28.5%, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 is primarily due to withholding tax charges, net of income tax credits, associated with interest on certain intercompany loans, and losses incurred at certain entities which did not result in a benefit for income tax purposes as these entities continue to maintain a valuation allowance against their net deferred tax assets.

We generated income before provision for income taxes of $489 and $9,555 for the three months ended June 30, 2023 and 2022, respectively. Our net loss (after income taxes) for the three-month period ended June 30, 2023, was $1,052 or ($0.04) per basic and diluted share, as compared to a net income of $6,830 or $0.23 per basic and diluted share in the same quarter of 2022.

Six Months Ended June 30, 2023 and 2022:

Overview of the Company’s Performance

Within the global agricultural industry, the first six months of 2023 marked a plateau to the upcycle that had begun in 2021. Commodity prices were relatively stable, although corn and soybean prices showed vacillation. Wheat prices have risen and fallen with developments arising from the Russian invasion of Ukraine. However, rising interest rates have engendered a newfound sense of fiscal rectitude among farmers, retailers and distributors. In an effort to control the carrying costs of working capital, the distribution channel for crop products has tightened its procurement practices and consequently reduced demand. We have seen the same sudden shift within the non-crop markets, where big box stores, nurseries and garden centers have sharply curtailed inventory stocking. On the international side, while we have experienced consistent performance in certain markets (Mexico and Australia), LATAM markets have been flooded with low-priced generic goods from China-based companies. Amidst these market dynamics, the Company’s overall operating results for the first six months of 2023 declined over those of the same period in 2022.

On a consolidated basis, with domestic sales down 20% and international sales down by 3%, overall net sales decreased by 13% (to $257,674 in 2023 from $297,797 in 2022). Cost of sales were reduced by 11% on an absolute basis and, as a consequence of the comparative declines between domestic and international business, increased as a percent of net sales to 68% from 66%. While factory activity during the first half of 2023 was strong, increased factory overhead costs yielded a higher net factory cost, as compared to the first six months of 2022. These factors, taken together, yielded a 19% decrease in gross profit (to $81,444 in 2023 from $100,727 in 2022) and gross margin percentage declined to 32% from 34% in the first half of 2022. In the first half of 2023, operating expenses were down approximately 1%, as compared to those of the prior year period and increased as a percentage of net sales to 29% from 25% for the same period of the prior year.

Interest expense increased significantly during the period due to lower cash receipts, primarily driven by the reduced sales of our Aztec product in the last three quarters driven by supply chain challenges. This has resulted in higher average borrowings, coupled with higher interest rates, resulting in significantly higher interest expense.

Income tax expense decreased as income before taxes was lower than the first half of the prior year. The Company’s net income ended at $865, as compared to $16,765 in the first half of the prior year. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Six months ended June 30, 2023, and 2022

	2023	2022	Change	% Change
Net sales:
U.S. crop	$118,105	$151,349	$(33,244)	-22%
U.S. non-crop	30,759	34,753	(3,994)	-11%
Total U.S.	148,864	186,102	(37,238)	-20%
International	108,810	111,695	(2,885)	-3%
Total net sales:	$257,674	$297,797	$(40,123)	-13%
Cost of sales:
U.S. crop	$(77,520)	$(95,163)	$17,643	-19%
U.S. non-crop	(16,461)	(18,023)	1,562	-9%
Total U.S.	(93,981)	(113,186)	19,205	-17%
International	(82,249)	(83,884)	1,635	-2%
Total cost of sales:	$(176,230)	$(197,070)	$20,840	-11%
Gross profit:
U.S. crop	$40,585	$56,186	$(15,601)	-28%
U.S. non-crop	14,298	16,730	(2,432)	-15%
Total U.S.	54,883	72,916	(18,033)	-25%
International	26,561	27,811	(1,250)	-4%
Total gross profit	$81,444	$100,727	$(19,283)	-19%
Gross margin:
U.S. crop	34%	37%
U.S. non-crop	46%	48%
Total U.S.	37%	39%
International	24%	25%
Total gross margin	32%	34%

Our domestic crop business recorded net sales that were 22% below those of first half of 2022 (to $118,105 from $151,349). After experiencing supply chain disruptions to our corn soil insecticide business during the first quarter of 2023, we experienced reduced demand during the second quarter caused by more stringent procurement patterns by the distribution channel, driven by their desire to control working capital carrying costs. This procurement slowdown translated into a significant decline in our first half sales of several herbicides and key granular soil insecticides used in corn. The US crop business benefited from improved sales performance of our Bidrin foliar insecticide for cotton and our domestic soil fumigant business for potatoes and high-value crops.

Cost of sales within the domestic crop business decreased 19%, as compared to the first six months of 2022, primarily driven by lower sales. Gross profit decreased by 28% to $40,585 from $56,186, and gross profit margin ended at 34% for the first half of 2023 as compared to 37% in 2022.

Our domestic non-crop business recorded an 11% decrease in net sales for the first half of the year (to $30,759 from $34,753). This decrease was largely due to the purchasing slowdown in several markets, as retailers sharply reduced their procurement practices in an effort to control their inventories. Sales in our OHP nursery and ornamental business and sales of our consumer-oriented pest strip business both suffered from this procurement shift, as distribution channels and consumer-facing retailers sought to work down inventory levels. Sales of our Dibrom® mosquito adulticide rose slightly as rainy weather in the western United States prompted unexpected non-Gulf Coast purchasing. The non-crop business benefited from steady pharmaceutical product sales business and increased royalty payments relating to licenses of our Envance formulations.

Cost of sales within the domestic non-crop business decreased by 9%, (to $16,461 in 2023 from $18,023 in 2022). Gross profit for domestic non-crop decreased by 15% to $14,298 in 2023 from $16,730 in 2022, due largely to decreased sales and a higher volume of lower-margin products. Gross margin percentage for the six months ended at 46%, as compared to 48% for the same period in 2022.

Net sales of our international businesses decreased by 3% during the first half of 2023 (to $108,810 in 2023 from $111,695 in 2022). Central America, which had experienced double-digit growth in the first quarter, struggled during the second quarter with declining sales in Panama due to drought and the increased competition throughout the region from generic products sourced in Asia. Mexico continued to generate strong results throughout the first half, with solid demand for soil fumigants (on high-value crops), Bromacil herbicides and various granular insecticides. Similarly, Australia enjoyed improved sales driven by favorable weather and the benefits of integrating the AgNova business. Brazil continues to be challenged by price erosion caused by channel inventory overstocking and low-priced generic pricing.

Cost of sales in our international business decreased by 2% (to $82,249 in 2023 from $83,884 in 2022) primarily driven by a decline in volume. Gross profit for the international businesses decreased by 4% to $26,561 in 2023 from $27,811 in 2022, and gross margin percentage ended at 24% down from 25% during the first six months of 2022.

On a consolidated basis, gross profit for the six months of 2023 decreased by 19% (to $81,444 in 2023 from $100,727 in 2022). This decrease was due largely to reduced sales and a change in mix of sales between domestic and international customers. Gross margin performance, when expressed as a percentage of sales, decreased to 32% from 34%.

Operating expenses decreased by $742 to $74,423 for the six-month period ended June 30, 2023, as compared to the same period in 2022. The changes in operating expenses by department are as follows:

	2023	2022	Change	% Change
Selling	$26,571	$23,961	$2,610	11%
General and administrative:
Other	29,028	34,691	(5,663)	-16%
Proxy contest activities	541	1,785	(1,244)	-70%
Research, product development and regulatory	18,283	14,728	3,555	24%
	$74,423	$75,165	$(742)	-1%

•
Selling expenses increased by $2,610 to end at $26,571 for the six-month period ended June 30, 2023, as compared to the same period of 2022. The main drivers were increased costs associated with additional headcount and travel expenses (as the business resumed in-person interaction with customers) and movements in some key exchange rates.
•
General and administrative expenses decreased by $5,663 to end at $29,028 for the six-month period ended June 30, 2023, as compared to the same period of 2022. The main drivers were the impact of the movements in the foreign currency exchange rates and the decrease in incentive compensation.
•
During the six-months ended June 30, 2023 and 2022, the Company spent $541, and $1,785, respectively, in fees associated with Proxy activities.
•
Research, product development costs and regulatory expenses increased by $3,555 to end at $18,283 for the six-month period ended June 30, 2023, as compared to the same period of 2022. The main drivers were increased costs associated with in-field activities in support of our various molecules and our SIMPAS proprietary delivery systems.

During the six-month period ended June 30, 2023 and 2022, the Company recorded a decrease in the fair value of our equity investment in Clean Seed in the amount of $77, as compared to a decrease of $403 during the six months ended June 30, 2022. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

Interest costs net of capitalized interest were $4,898 in the first six-month period of 2023, as compared to $1,170 in the same period of 2022. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$123,248	$4,241	6.9%	$105,076	$1,146	2.2%
Amortization of deferred loan fees	—	118	—	—	138	—
Amortization of other deferred liabilities	—	—	—	—	17	—
Other interest expense	—	700	—	—	21	—
Subtotal	123,248	5,059	8.2%	105,076	1,322	2.5%
Capitalized interest	—	(161)	—	—	(152)	—
Total	$123,248	$4,898	7.9%	$105,076	$1,170	2.2%

The Company’s average overall debt for the six-month period ended June 30, 2023, was $123,248, as compared to $105,076 for the six-month period ended June 30, 2022. Our effective bank interest rate on our revolving line of credit was 6.9% for the six months ended June 30, 2023, as compared to 2.2% in 2022.

Income tax expense decreased by $6,043 to end at $1,181 for the six-month period ended June 30, 2023, as compared to income tax expense of $7,224 for the comparable period in 2022. The effective tax rate for the six months ended June 30, 2023, was 57.7% as compared to 30.11% for the same period last year. The increase in effective income tax rate in 2023 compared to the prior year is primarily due to withholding tax charges, net of income tax credits, associated with interest on certain intercompany loans, losses incurred at certain entities which did not result in a benefit for income tax purposes as these entities continue to maintain a valuation allowance against their net deferred tax assets, and establishing liabilities for uncertain tax positions in certain jurisdictions. These factors were partially offset by a benefit from the remeasurement of certain U.S. federal and state deferred taxes.

We generated income before provision before income taxes of $2,046 and $23,989 for the six months ended June 30, 2023 and 2022, respectively. Our net income (after income taxes) for the six-month period ended June 30, 2023 was $865 or $0.03 per basic and diluted share, as compared to $16,765 or $0.57 per basic and $0.55 per diluted share in the same period of 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $96,602 during the six-month period ended June 30, 2023, as compared to $27,230 during the six months ended June 30, 2022. Included in the $96,602 are net income of $865, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $12,146, and provision for bad debts in the amount of $902, change in deferred income taxes of $1,015 and changes in liabilities for uncertain tax positions or unrecognized tax benefits of $419. Also included are stock-based compensation of $2,541, change in fair value of an equity investment of $77, and net foreign currency adjustments of $382. These together provided net cash inflows of $15,670, as compared to $34,353 for the same period of 2022.

During the six-month period of 2023, the Company increased working capital by $110,845, as compared to an increase of $68,187 during the same period of the prior year. Included in this change: inventories increased by $50,900, as compared to $27,774 for the same period of 2022. While increases in inventory are normal for the Company’s annual cycle, this year the Company has seen distinct changes in buying patterns across its global markets as customers are pushing back purchase close to time of use as they manage working capital and interest expense.

Customer prepayments decreased by $83,225, as compared to $62,789 in the same period of 2022, driven by customer decisions regarding demand, payment timing and our cash incentive programs. The $83,225 also includes a repayment to a customer in the amount of $17,500 due to the lack of product availability caused by supply chain disruptions. Our accounts payable balances increased by $9,105, as compared to $19,439 in the same period of 2022, as we work to manage inventory growth. Accounts receivables decreased by $6,092, as compared to an increase of $18,645 in the same period of 2022. This is primarily driven by a decrease in sales. Prepaid expenses increased by $1,749, as compared to $3,652 in the same period of 2022. Income tax receivable changed by $3,510, as compared to $3,526 in the prior year. Accrued programs increased by $19,607, as compared to $35,987 in the prior year, driven by lower sales activity. Finally, other payables and accrued expenses decreased by $7,824, as compared to an increase of $602 in the prior year.

Accrued program costs are recorded in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first six months of 2023, the Company made accruals for programs in the amount of $44,714 and payments in the amount of $25,124, resulting in a net increase in accrued program costs of $19,607. During the first six months of the prior year, the Company made accruals in the amount of $67,274 and made payments in the amount of $31,367, resulting in a net increase of accrued program costs of $35,987. The decrease in accruals for programs in the first six months of 2023, compared to the same period in 2022, is a direct result of lower sales of qualifying products.

Cash used for investing activities for the six-month period ended June 30, 2023, and 2022 was $7,172 and $6,671, respectively. In 2023, the Company spent $6,498 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure, as compared to $5,654 for the same period of prior year. The Company made a payment of $650 for a product acquisition and spent $68 on patents for the Envance business. In addition, the Company received proceeds from disposal of property, plant and equipment in the amount of $44, as compared to $27 in prior year.

During the six months ended June 30, 2023, financing activities provided $98,086, as compared to $40,027 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $108,450 during the six-month period ended June 30, 2023, as compared to $48,400 in the same period of the prior year. The Company paid dividends to stockholders amounting to $1,702 during the six months ended June 30, 2023, as compared to $1,330 in the same period of 2022. The Company paid $7,226 for the repurchase of 408,201 shares of its common stock during the six-month period ended June 30, 2023, as compared to $6,232 for 333,010 shares during the six-month period ended June 30, 2022. The Company received $512 for the issuance of ESPP shares and exercise of stock options for the six months ended June 30, 2023, as compared to $1,202 for the same period in prior year. Lastly, in exchange for shares of common stock returned by employees, the Company paid $1,948 and $2,012 for tax withholding on stock-based compensation awards during the six months ended June 30, 2023 and 2022, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2023	December 31, 2022
Revolving line of credit	$160,750	$52,300
Deferred loan fees	(863)	(823)
Net long-term debt	$159,887	$51,477

As of June 30, 2023, the Company was in compliance with the Consolidated Funded Debt Ratio but noncompliant with respect to the Fixed Charge Covenant ratio (“FCCR”). The noncompliance was driven by a reduction in the Consolidated EBITDA (in the numerator of the FCCR calculation) during the twelve months ended June 30, 2023, coupled with higher-than-normal distributions (in the denominator of the FCCR calculation) arising from share repurchases made by the Company during the same period. On August 3, 2023, the Company obtained a waiver for the FCCR noncompliance. The impact of most of the share repurchases will be eliminated from the denominator in the FCCR calculation in the third quarter of 2023.

At June 30, 2023, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $22,858, compared to $200,372 as of December 31, 2022.

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

Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically, and the effects of updates to estimates and assumptions are reflected in the condensed consolidated financial statements in the period that these updates are determined to be necessary. Actual results may differ from these estimates under different outcomes or conditions. Our estimates did not change materially during the three and six months ended June 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2022, and Note 10 in the accompanying notes to the condensed consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2023, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2023, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Item 1. Legal Proceedings

Please refer to Note 15 in the accompanying notes to the condensed consolidated financial statements for legal updates.

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

Disruption in the global supply chain is creating delays, unavailability and adverse conditions for our industry—Despite improvement in container availability and freight costs, the global supply chain continues to present risk. Industry consolidation, coupled with longer-term production commitments, has materially affected the Company’s supply of raw materials and intermediates in the past. There is no guarantee that the supply chain condition will materially improve any time soon or that the Company will avoid material disruption. Such disruption could have a material adverse effect on the Company’s operations, financial condition or cash flows.

The Company is dependent upon sole source or a limited number of suppliers for certain of its raw materials and active ingredients—There are a limited number of suppliers of certain important raw materials used by the Company in a number of its products. Certain of these raw materials are available solely from single or very few sources either domestically or overseas. In connection with supply chain disruptions in 2022 phosphorus and related compounds were increasingly difficult to source for our entire industry; ensuring a continuous supply required extraordinary efforts both with respect to sourcing and production planning. Similarly, in the first half of 2023, DCPA, the active ingredient in one of the Company’s high-margin herbicides, was unavailable from its overseas supplier. That said, there is no guarantee that any of our suppliers will be willing or able to supply products to the Company reliably, continuously and at the levels anticipated by the Company or required by the market. If these sources prove to be unreliable and the Company is not able to supplant or otherwise second source these products, it is possible that the Company will not achieve its projected sales which, in turn, could adversely affect the Company's consolidated financial statements.

The Company benefits from customer early pay in meeting its working capital needs—As is the case with other companies in this industry, the Company receives cash from certain major customers at year-end in exchange for granting discounts on the Company’s products during the first half of the following year. The Company typically uses this cash to pay down secured debt and for other working capital needs. This flow of cash obviates the need for additional borrowing, which, in turn, preserves borrowing capacity used in part for paying customer programs in the middle of the calendar year and, consequently, reduces interest expense. There is no guarantee that the Company’s customers will continue to support the early pay program at current levels. Further a material change in this program could have an adverse effect upon the Company’s liquidity and its ability to meet working capital demands.

Public statements made by USEPA regarding their preliminary findings in connection with the registration review of the Company’s products could adversely affect product sales and/or commercial viability. Registrations for the Company’s products are subject to registration review by the USEPA from time to time. In the course of the review, the Company submits, and the USEPA reviews, data studies. At any stage in the course of the review, USEPA may reach preliminary findings that could impair the commercial viability of a product. For example, in connection with USEPA’s review of the DCPA registration, based upon a comparative thyroid assay study (which is comparatively rare and quite complex), based upon limited data points, the USEPA found an adverse effect upon neonate rodents. Consequently, in June 2023, the agency published preliminary findings, noting its concern that based upon current, permitted use patterns, the product could have an adverse effect upon human health and, in particular, pregnant women. At the same time, the agency invited the Company to examine mitigation measures to allay their concerns, which the Company is doing. There is no guarantee that mitigation measures or additional data proffered by the Company will be sufficient to overcome USEPA’s conclusions. Further, it is possible that the agency could take more drastic measures to either reduce the use or cancel the registration of the product. Regulatory activities of this nature, whether in connection with DCPA or other products of significance, could have a material adverse effect upon the Company’s financial performance.

Item 2. Purchases of Equity Securities by the Issuer

On May 25, 2023, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase up to $15 million of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three and six months ended June 30, 2023 and 2022.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid
June 30, 2023	380,366	$17.51	$6,669
June 30, 2022	606	$19.99	$13

Six months ended	Total number of shares purchased	Average price paid per share	Total amount paid
June 30, 2023	408,201	$17.88	$7,226
June 30, 2022	333,010	$18.71	$6,232

As of June 30, 2023, the Company may yet purchase up to $8,331 of its common stock under its current 10b5-1 plan.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 8, 2023	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: August 8, 2023	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer