Form 10-Q
period 2023-09-30
AMERICAN VANGUARD CORP
filed 2023-11-09
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 28,750,439 shares as of November 2, 2023.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$149,516	$152,267	$407,191	$450,063
Cost of sales	(106,432)	(102,629)	(282,662)	(299,698)
Gross profit	43,084	49,638	124,529	150,365
Operating expenses	(38,893)	(38,394)	(113,317)	(113,559)
Operating income	4,191	11,244	11,212	36,806
Change in fair value of equity investments	(247)	(454)	(324)	(857)
Interest expense, net	(3,384)	(1,086)	(8,282)	(2,256)
Income before provision for income taxes	560	9,704	2,606	33,693
Income tax expense	(885)	(2,963)	(2,066)	(10,187)
Net income (loss)	$(325)	$6,741	$540	$23,506
Net income (loss) per common share—basic	$(.01)	$.23	$.02	$.80
Net income (loss) per common share—assuming dilution	$(.01)	$.23	$.02	$.78
Weighted average shares outstanding—basic	27,919	29,214	28,236	29,496
Weighted average shares outstanding—assuming dilution	27,919	29,805	28,656	30,128

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(325)	$6,741	$540	$23,506
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	(3,123)	(2,764)	2,928	(1,748)
Comprehensive income (loss)	$(3,448)	$3,977	$3,468	$21,758

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$11,529	$20,328
Receivables:
Trade, net of allowance for doubtful accounts of $6,274 and $5,136, respectively	185,619	156,492
Other	11,919	9,816
Total receivables, net	197,538	166,308
Inventories	247,932	184,190
Prepaid expenses	8,517	15,850
Income taxes receivable	6,071	1,891
Total current assets	471,587	388,567
Property, plant and equipment, net	73,205	70,912
Operating lease right-of-use assets	22,907	24,250
Intangible assets, net	174,918	184,664
Goodwill	47,426	47,010
Other assets	12,435	10,769
Deferred income tax assets, net	366	141
Total assets	$802,844	$726,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,054	$69,000
Customer prepayments	5,998	110,597
Accrued program costs	90,367	60,743
Accrued expenses and other payables	16,555	20,982
Current operating lease liabilities	5,553	5,279
Total current liabilities	189,527	266,601
Long-term debt, net	218,000	51,477
Long-term operating lease liabilities	18,102	19,492
Other liabilities, net of current installments	4,805	4,167
Deferred income tax liabilities, net	13,709	14,597
Total liabilities	444,143	356,334
Commitments and contingent liabilities (Note14)
Stockholders' equity:
Preferred stock, $.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $.10 par value per share; authorized 40,000,000 shares; issued 34,666,431 shares at September 30, 2023 and 34,446,194 shares at December 31, 2022	3,467	3,444
Additional paid-in capital	108,937	105,634
Accumulated other comprehensive loss	(9,254)	(12,182)
Retained earnings	326,752	328,745
Less treasury stock at cost, 5,915,182 shares at September 30, 2023 and 5,029,892 shares at December 31, 2022	(71,201)	(55,662)
Total stockholders’ equity	358,701	369,979
Total liabilities and stockholders' equity	$802,844	$726,313

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2023

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2022	34,446,194	$3,444	$105,634	$(12,182)	$328,745	5,029,892	$(55,662)	$369,979
Stocks issued under ESPP	22,101	2	478	—	—	—	—	480
Cash dividends declared on common stock ($0.030 per share)	—	—	—	—	(851)	—	—	(851)
Foreign currency translation adjustment, net	—	—	—	2,546	—	—	—	2,546
Stock-based compensation	—	—	1,474	—	—	—	—	1,474
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(4,466)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	27,835	(557)	(557)
Net income	—	—	—	—	1,918	—	—	1,918
Balance, March 31, 2023	34,463,829	3,446	107,591	(9,636)	329,812	5,057,727	(56,219)	374,994
Cash dividends declared on common stock ($0.030 per share)	—	—	—	—	(848)	—	—	(848)
Foreign currency translation adjustment, net	—	—	—	3,505	—	—	—	3,505
Stock-based compensation	—	—	1,067	—	—	—	—	1,067
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	179,845	18	(1,939)	—	—	—	—	(1,921)
Shares repurchased	—	—	—	—	—	380,366	(6,669)	(6,669)
Net loss	—	—	—	—	(1,053)	—	—	(1,053)
Balance, June 30, 2023	34,643,674	3,464	106,719	(6,131)	327,911	5,438,093	(62,888)	369,075
Common stock issued under ESPP	27,924	3	497	—	—	—	—	500
Cash dividends declared on common stock ($0.030 per share)	—	—	—	—	(834)	—	—	(834)
Foreign currency translation adjustment, net	—	—	—	(3,123)	—	—	—	(3,123)
Stock-based compensation	—	—	1,716	—	—	—	—	1,716
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(5,167)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	477,089	(8,313)	(8,313)
Net loss	—	—	—	—	(325)	—	—	(325)
Balance, September 30, 2023	34,666,431	$3,467	$108,937	$(9,254)	$326,752	5,915,182	$(71,201)	$358,701

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2022

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2021	34,248,218	$3,426	$101,450	$(13,784)	$304,385	3,361,040	$(22,739)	$372,738
Common stock issued under ESPP	26,751	2	434	—	—	—	—	436
Cash dividends declared on common stock ($0.025 per share)	—	—	—	—	(736)	—	—	(736)
Foreign currency translation adjustment, net	—	—	—	7,080	—	—	—	7,080
Stock-based compensation	—	—	1,563	—	—	—	—	1,563
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,093)	(18)	(2,156)	—	—	—	—	(2,174)
Shares repurchased						332,404	(6,219)	(6,219)
Net income	—	—	—	—	9,935	—	—	9,935
Balance, March 31, 2022	34,091,876	3,410	101,291	(6,704)	313,584	3,693,444	(28,958)	382,623
Cash dividends declared on common stock ($0.025 per share)	—	—	—	—	(742)	—	—	(742)
Foreign currency translation adjustment, net	—	—	—	(6,064)	—	—	—	(6,064)
Stock-based compensation	—	—	1,273	—	—	—	—	1,273
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	351,358	35	892	—	—	—	—	927
Shares repurchased	—	—	—	—	—	606	(13)	(13)
Net income	—	—	—	—	6,830	—	—	6,830
Balance, June 30, 2022	34,443,234	3,445	103,456	(12,768)	319,672	3,694,050	(28,971)	384,834
Common stock issued under ESPP	24,489	2	399	—	—	—	—	401
Cash dividends delcared on common stock ($0.025 per share)	—	—	—	—	(715)	—	—	(715)
Foreign currency translation adjustment, net	—	—	—	(2,764)	—	—	—	(2,764)
Stock-based compensation	—	—	1,560	—	—	—	—	1,560
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(3,776)	(1)	11	—	—	—	—	10
Shares repurchased	—	—	—	—	—	387,340	(7,499)	(7,499)
Accelerated share repurchase pending final settlement	—	—	(4,000)	—	—	802,810	(16,000)	(20,000)
Net income	—	—	—	—	6,741	—	—	6,741
Balance, September 30, 2022	34,463,947	$3,446	$101,426	$(15,532)	$325,698	4,884,200	$(52,470)	$362,568

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$540	$23,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	6,396	6,207
Amortization of intangibles assets	10,009	10,442
Amortization of other long-term assets	1,445	2,656
Loss on disposal of property, plant and equipment	7	265
Accretion of discounted liabilities	—	28
Amortization of deferred loan fees	174	174
Provision for bad debts	952	597
Fair value adjustment to contingent consideration	—	621
Stock-based compensation	4,257	4,396
Change in deferred income taxes	(977)	(64)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	467	—
Change in fair value of equity investments	324	857
Net foreign currency adjustments	199	218
Changes in assets and liabilities associated with operations:
Increase in net receivables	(29,055)	(46,289)
Increase in inventories	(58,163)	(38,987)
Increase in prepaid expenses and other assets	(633)	(4,272)
Increase in income tax receivable/payable, net	(4,046)	(5,201)
Increase in net operating lease liability	227	10
Increase in accounts payable	1,240	14,418
Decrease in customer prepayments	(104,590)	(62,831)
Increase in accrued program costs	29,779	45,016
(Decrease) increase in other payables and accrued expenses	(4,406)	2,555
Net cash used in operating activities	(145,854)	(45,678)
Cash flows from investing activities:
Capital expenditures	(8,589)	(8,946)
Proceeds from disposal of property, plant and equipment	200	46
Intangible assets	(759)	(1,078)
Net cash used in investing activities	(9,148)	(9,978)
Cash flows from financing activities:
Payments under line of credit agreement	(62,800)	(64,000)
Borrowings under line of credit agreement	228,500	160,000
Net receipt from the issuance of common stock under ESPP	980	837
Net receipt from the exercise of stock options	46	783
Payment for tax withholding on stock-based compensation awards	(1,957)	(2,020)
Repurchase of common stock	(15,539)	(33,731)
Payment of cash dividends	(2,550)	(2,072)
Net cash provided by financing activities	146,680	59,797
Net (decrease) increase in cash and cash equivalents	(8,322)	4,141
Effect of exchange rate changes on cash and cash equivalents	(477)	382
Cash and cash equivalents at beginning of period	20,328	16,285
Cash and cash equivalents at end of period	$11,529	$20,808

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Certain operating cash flow items have been reclassified in the prior period condensed consolidated financial statements to conform with the September 30, 2023 presentation.

2. Leases — The Company has operating leases for warehouses, manufacturing facilities, offices, cars, railcars and certain equipment. The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from one year to twenty years.

Finance leases are immaterial to the accompanying condensed consolidated financial statements. There were no lease transactions with related parties as of and for the three- and nine-month periods presented in the table below.

The operating lease expense for the three-month periods ended September 30, 2023, and 2022, was $1,701 and $1,653, respectively, and $5,012 and $4,876 for the nine-month periods ended September 30, 2023 and 2022, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,601	$1,613	$4,788	$4,846
ROU assets obtained in exchange for new lease liabilities	$643	$2,378	$3,220	$4,202

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2023 were as follows:

Weighted-average remaining lease term (in years)	5.29
Weighted-average discount rate	4.37%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2023 were as follows:

2023 (excluding nine-months ended September 30, 2023)	$1,682
2024	6,113
2025	5,538
2026	4,251
2027	2,736
Thereafter	6,200
Total lease payments	26,520
Less: imputed interest	(2,865)
Total	$23,655
Amounts recognized in the condensed consolidated balance sheets:
Operating lease liabilities, current	$5,553
Operating lease liabilities, long-term	$18,102

3. Revenue Recognition —The Company recognizes revenue from the sale of its products, which include crop and non-crop products. The Company sells its products to customers, which include distributors, retailers, and growers. In addition, the Company recognizes royalty income from licensing agreements within the U.S non-crop business. The Company has one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
U.S. crop	$67,749	$69,101	$185,823	$220,303
U.S. non-crop	19,250	18,946	50,041	53,844
Total U.S.	86,999	88,047	235,864	274,147
International	62,517	64,220	171,327	175,916
Total net sales:	$149,516	$152,267	$407,191	$450,063

The Company recognized revenue for substantially all of its net sales at a point in time.

Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property and amounted to $3,100 at September 30, 2023 and December 31, 2022. The contract assets of $3,100 are included in other receivables on the condensed consolidated balance sheets as of September 30, 2023. The short-term and long-term contract assets of $2,098 and $1,002 are included in other receivables and other assets, respectively, on the condensed consolidated balance sheet as of December 31, 2022.

The Company receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three- and nine-month periods ended September 30, 2023, that was included in customer prepayments at the beginning of 2023, was $16,374 and $82,099, respectively, and $22,500 was refunded to customers. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2023.

4. Property, Plant and Equipment — Property, plant and equipment at September 30, 2023 and December 31, 2022 consists of the following:

	September 30, 2023	December 31, 2022
Land	$2,762	$2,757
Buildings and improvements	21,009	20,794
Machinery and equipment	147,376	142,980
Office furniture, fixtures and equipment	10,846	13,231
Automotive equipment	1,205	1,584
Construction in progress	8,805	5,897
Total gross value	192,003	187,243
Less accumulated depreciation	(118,798)	(116,331)
Total net value	$73,205	$70,912

The Company recognized depreciation expense related to property and equipment of $2,074 and $2,130 for the three-month periods ended September 30, 2023 and 2022, respectively. The Company recognized depreciation expense related to property and equipment of $6,396 and $6,207 for the nine-month periods ended September 30, 2023 and 2022, respectively.

Substantially all of the Company’s assets are pledged as collateral to its lenders.

5. Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) or average cost methods. The components of inventories consist of the following:

	September 30, 2023	December 31, 2022
Finished products	$216,767	$155,128
Raw materials	31,165	29,062
	$247,932	$184,190

6. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined time period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments, which are usually made at the end of a growing season, to distributors, retailers or growers. The Company describes these payments as “Programs”. Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price net of the impact of Programs and includes estimates of variable consideration. Variable consideration includes amounts expected to be paid to its customers estimated using the expected value method. Each quarter management reviews individual sale transactions with Programs to determine what, if any, estimated program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with support from financial analysts, reviews the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management makes adjustments to the accumulated accrual to properly reflect the Company’s best estimate of the liability at the balance sheet date. Programs are then reviewed with executive management for final approval. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year. No significant changes in estimates were made during the three- and nine-month periods ended September 30, 2023, and 2022.

7. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
September 12, 2023	September 22, 2023	October 6, 2023	$0.030	$834
June 12, 2023	June 28, 2023	July 14, 2023	$0.030	$848
March 13, 2023	March 24, 2023	April 14, 2023	$0.030	$851
December 13, 2022	December 28, 2022	January 11, 2023	$0.030	$851
September 12, 2022	September 23, 2022	October 7, 2022	$0.025	$715
June 6, 2022	June 24, 2022	July 8, 2022	$0.025	$742
March 14, 2022	March 25, 2022	April 15, 2022	$0.025	$736
December 13, 2021	December 27, 2021	January 10, 2022	$0.020	$594

8. Net Income (Loss) Per Share — The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(325)	$6,741	$540	$23,506
Denominator: (in thousands)
Weighted average shares outstanding-basic	27,919	29,214	28,236	29,496
Dilutive effect of stock options and grants	$—	591	420	632
Weighted average shares outstanding-diluted	27,919	29,805	28,656	30,128

Due to a net loss for the three-month period ended September 30, 2023, stock options and other grants were excluded from the computation of diluted net loss per share as the impact is anti dilutive. For the three-month ended September 30, 2022, and nine-month periods ended September 30, 2023, and 2022, no stock options were excluded from the computation of diluted income (loss) per share.

9. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. The Company has no short-term debt as of September 30, 2023 and December 31, 2022. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2023	December 31, 2022
Revolving line of credit	$218,000	$52,300
Deferred loan fees	(897)	(823)
Net long-term debt	$217,103	$51,477

The deferred loan fees as of September 30, 2023 are included in other assets on the condensed consolidated balance sheets.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as Borrowers, on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. The Credit Agreement amended and restated the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of December 31, 2024, and a Fixed Charge Coverage Ratio ("FCCR") of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15 million or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50 million do not require Agent consent.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). The Company and the Lenders entered into an amendment to the Credit Agreement, effective March 9, 2023, whereby LIBOR was replaced by SOFR with a credit spread adjustment of 10.0 bps for all SOFR periods. The revolving loans now bear interest at a variable rate based at our election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- month periods, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on September 30, 2023, was 7.04%. Interest was $3,384 and $1,086 for the three months ended September 30, 2023 and 2022, respectively, and $8,282 and $2,256 for the nine months ended September 30, 2023 and 2022, respectively.

On November 7, 2023, the Company entered into Amendment Number Six to the Third Amended Loan and Security Agreement that provided relief in respect of both financial covenants. Specifically, with respect to the Maximum Total Leverage Ratio, the existing ratio of 3.5 through September 30, 2024 and 3.25 through December 31, 2024 and thereafter was changed to 5.5 through September 30, 2023, 4.5 for the periods ending December 31, 2023 and March 31, 2024, 4.0 for the period ending June 30, 2024, 3.5 through September 30, 2024 and returning to 3.25 from December 31, 2024 and thereafter. In addition, the Minimum Fixed Charge Coverage Ratio was changed from 1.25 to 1.0 for the periods ending September 30, 2023, December 31, 2023 and March 31, 2024 and returning to 1.25 for the period ending June 30, 2024 and thereafter. Further, after the delivery of financial statements and a covenant compliance certificate for the period ending December 31, 2023 assuming Total Leverage is less than 2.75, then Borrowers may terminate the covenant modification period (“CMP”) and revert to the terms of the existing Credit Agreement. Further, for the duration of the CMP, the Company is restricted from making share repurchases. Finally, the Applicable Margin (SOFR and Adjusted Base Rate) and Letter of Credit fees increase by 0.50 basis points for each tier of interest during CMP.

As of September 30, 2023, by virtue of Amendment Number Six to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants.

According to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $28,760 and $200,372 as of September 30, 2023 and December 31, 2022, respectively.

10. Classification Corrections — Corrections to the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 were made in connection with the Company’s operations in Australia, where the Company sells its products to distribution companies as well as directly to growers via third-party agents. The Company identified errors related to the classification of third-party agent’s commission amounts. The Company evaluated these errors and the impact to previously issued financial statements and concluded that the impact of this classification error is not material to any previously issued quarterly or annual financial statements. However, management has recorded correcting adjustments to the previously reported financial statement line items and related disclosures. The third-party agents’ commission in the amount of $150 and $427 was reclassified from net sales to operating expenses for the three and nine months ended September 30, 2022, respectively. The impact was an increase in net sales and gross profit in the amount of $150 and $427 and an offsetting increase in operating expenses in the same amount. These corrections did not have any impact on operating income, net income (loss), and net income (loss) per common share.

11. Change in Accounting Principle — Historically, the Company included warehousing, handling and outbound freight costs in operating expenses on its Consolidated Statements of Operations. Effective January 1, 2023, the Company elected to include these costs in cost of sales instead of operating expenses on its condensed consolidated statements of operations. The effects of the change in accounting have been retrospectively applied to all periods presented. The Company believes that the change in accounting is preferable as it aligns the Company’s classification of this warehousing, handling and outbound freight costs in such a way as to present operational management with a clearer vision of the operational performance by business unit. This accounting change also increases the comparability of the Company’s financial performance with its peer companies as most peer companies include these warehousing, handling and outbound freight costs in cost of sales rather than operating expenses. As a result, this change is intended to help interested parties better understand the Company’s performance and facilitate comparisons with most of the Company’s peer companies. This change in accounting principle does not impact operating income, net income (loss), and net income (loss) per share. The following table compares the Company’s historical classification with the classification after the adoption of the change in accounting for the three and nine months ended September 30, 2023 and 2022:

	Classification after adoption of accounting change		Classification prior to adoption of accounting change
	For the three months ended September 30,		For the three months ended September 30,
	2023	2022	2023	2022
Net sales	$149,516	$152,267	$149,516	152,267
Cost of sales	(106,432)	(102,629)	(91,938)	(90,733)
Gross profit	43,084	49,638	57,578	61,534
Operating expenses	(38,893)	(38,394)	(53,387)	(50,290)
Operating income	$4,191	$11,244	$4,191	$11,244

	Classification after adoption of accounting change		Classification prior to adoption of accounting change
	For the nine months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net sales	$407,191	$450,063	$407,191	450,063
Cost of sales	(282,662)	(299,698)	(249,294)	(267,280)
Gross profit	124,529	150,365	157,897	182,783
Operating expenses	(113,317)	(113,559)	(146,685)	(145,977)
Operating income	$11,212	$36,806	$11,212	$36,806

12. Comprehensive Income (Loss) — Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the condensed consolidated statement of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and nine-month periods ended September 30, 2023, and 2022, total comprehensive income (loss) consisted of net income (loss) and foreign currency translation adjustments.

13. Stock-Based Compensation — The following tables illustrate the Company’s stock-based compensation (included in operating expenses in the condensed consolidated statements of operations), unamortized stock-based compensation, and remaining weighted average amortization period.

	Stock-Based Compensation for the Three months ended	Stock-Based Compensation for the Nine months ended	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
September 30, 2023
Restricted Stock	$1,187	$3,597	$7,764	2.0
Unrestricted Stock	130	390	347	0.7
Performance-Based Restricted Stock	399	270	2,832	2.0
Total	$1,716	$4,257	$10,943

September 30, 2022
Restricted Stock	$1,184	$3,257	$8,010	2.0
Unrestricted Stock	130	369	347	0.7
Performance-Based Restricted Stock	246	770	3,093	1.9
Total	$1,560	$4,396	$11,450

The Company also granted stock options in past periods. All outstanding stock options are fully vested and exercisable and no expense was recorded during the three- and nine-month periods ended September 30, 2023, and 2022.

Time-Based Restricted and Unrestricted Stock — A summary of non-vested shares as of, and for, the three- and nine-month periods ended September 30, 2023, and 2022 is presented below:

	Three and Nine Months Ended September 30, 2023		Three and Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	742,050	$18.86	817,290	$17.04
Vested	(2,017)	15.71	(230,080)	17.31
Forfeited	(5,479)	19.87	(24,109)	17.10
Nonvested shares at March 31st	734,554	18.86	563,101	16.93
Granted	279,419	21.17	242,067	23.79
Vested	(309,318)	14.83	(27,482)	22.35
Forfeited	(16,354)	19.50	(14,070)	18.53
Nonvested shares at June 30th	688,301	21.59	763,616	18.88
Granted	9,745	13.63	13,600	18.94
Vested	(3,666)	16.79	(1,262)	19.39
Forfeited	(15,080)	21.70	(15,945)	20.09
Nonvested shares at September 30th	679,300	$21.50	760,009	$18.86

Performance-Based Restricted Stock — A summary of non-vested performance-based shares as of, and for, the three- and nine-month periods ended September 30, 2023, and 2022, respectively is presented below:

	Three and Nine Months Ended September 30, 2023		Three and Nine Months Ended September 30, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31st	318,699	$18.05	379,061	$16.43
Additional granted (forfeited) based on performance achievement	—	—	(41,088)	16.56
Vested	—	—	(78,704)	17.18
Forfeited	—	—	(7,074)	16.77
Nonvested shares at March 31st	318,699	18.05	252,195	16.17
Additional granted (forfeited) based on performance achievement	(58,827)	14.73	—	—
Granted	94,028	21.51	83,190	23.63
Vested	(86,188)	13.99	—	—
Forfeited	(3,316)	16.91	(7,829)	17.50
Nonvested shares at June 30th	264,396	21.36	327,556	16.58
Forfeited	(466)	20.03	(2,577)	17.80
Nonvested shares at September 30th	263,930	$21.36	324,979	$16.57

Stock Options — The Company has stock options outstanding under its incentive stock option plans and performance incentive stock option plan. All outstanding stock options are vested and exercisable. The following tables present details for each type of plan:

Incentive Stock Option Plans

Activity for the three- and nine-month periods ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, December 31, 2022	68,896	$11.49
Options exercised	(1,537)	11.49
Balance outstanding, March 31, 2023	67,359	$11.49
Options exercised	(1,287)	11.49
Balance outstanding, June 30, 2023	66,072	$11.49
Options exercised	(1,200)	11.49
Balance outstanding, September 30, 2023	64,872	$11.49

All the incentive stock options outstanding as of September 30, 2023, have an exercise price per share of $11.49, total intrinsic value of $0, and a remaining life of 15 months.

Activity for the three- and nine-month periods ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	108,036	$11.49
Options exercised	(33,745)	11.49
Balance outstanding, June 30, 2022	74,291	$11.49
Options exercised	(1,541)	11.49
Balance outstanding, September 30, 2022	72,750	$11.49

Performance Incentive Stock Option Plan

Activity for the three- and nine-month periods ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, December 31, 2022	81,808	$11.49
Options exercised	—	—
Balance outstanding, March 31, June 30, and September 30, 2023	81,808	$11.49

Activity for the three- and nine-month periods ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, December 31, 2021 and March 31, 2022	114,658	$11.49
Options exercised	(32,850)	11.49
Balance outstanding, June 30 and September 30, 2022	81,808	$11.49

All the performance incentive stock options outstanding as of September 30, 2023, have an exercise price per share of $11.49, total intrinsic value of $0, and a remaining life of 15 months.

14. Legal Proceedings — During the reporting period, there have been no material developments in legal proceedings that were reported in the Company’s Form 10-K for the year ended December 31, 2022, except as described below.

Department of Justice and Environmental Protection Agency Investigation. On November 10, 2016, AMVAC was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise in defending the Company’s interests. AMVAC is cooperating in the investigation. After interviewing multiple witnesses (including three employees before a grand jury in February 2022) and making multiple document requests, the Department of Justice (“DoJ”) identified the Company and a manager-level employee as targets of the government’s investigation. DoJ’s investigation focused on potential violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. In March 2022, the individual target entered into a plea agreement relating to provision of false information in a government proceeding. In July 2022, the DoJ sent correspondence to the Company’s counsel to the effect that it was focusing on potential RCRA violations relating to the reimportation of Australian containers in 2015. Our defense counsel has spoken with DoJ on the subject intermittently over the past several months, and DoJ expressed an interest in resolving the matter. The Company anticipates further discussion on resolution of the matter.

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

Notice of Intention to Suspend DCPA. On April 28, 2022, the USEPA published a notice of intent to suspend (“NOITS”) DCPA, the active ingredient of an herbicide marketed by the Company under the name Dacthal. The agency cited as the basis for the suspension that the Company did not take appropriate steps to provide data studies requested in support of the registration review. In fact, over the course of several years, the Company cooperated in performing the vast majority of the nearly 90 studies requested by USEPA and had been working in good faith to meet the agency’s schedule. After an appeals court (the Environmental Appeals Board) clarified the proper standard for use at the hearing (namely, whether registrant took appropriate steps to respond to the data call-in), a hearing was held in January 2023 before the ALJ, by which time USEPA had narrowed the scope of its claim to nine outstanding studies, all of which have been started by the Company and none of which are necessary for USEPA to commence its risk assessment. In April 2023, the ALJ reached a decision, finding that the agency acted within its authority in issuing the NOITS. On approximately August 22, 2023, the company entered into a settlement agreement with USEPA pursuant to which the Company waived the right to appeal and accepted a suspension of the registration in consideration of the agency reinstating the registration within 75 days after submission of the final study (which was subsequently provided to the agency on or about August 18, 2023). That period expired on or about November 3, 2023, after which, barring a finding of inadequacy in meeting study protocols, the agency has ten days within which to reinstate. In connection with this matter, the Company believes that a loss is neither probable nor estimable and, consequently, has not set aside a reserve in connection with this matter.

Reyes v. AMVAC. On September 28, 2023, the Company received correspondence from counsel for ex-employee Jorge Reyes Jr. addressed to the California Department of Industrial Relations alleging a host of wage and hour violations under California law. This is a precursor to a civil filing under applicable state law. Subsequently, plaintiff, putatively on behalf of the class of similarly situated, non-exempt California-based employees, served a summons and complaint on the Company’s registered agent that had been electronically filed as Case No. 238TCV23665, encaptioned, Jorge Reyes v. AMVAC etc., etal., with the Superior Court for the County of Los Angeles, Central District. As is typical of these sorts of action, plaintiff alleges wages and hours violations of all imaginable types, including overtime, minimum wage, sick leave, rest periods and so on. The Company intends to defend the matter vigorously, does not believe that the claims have any merit. Accordingly, the Company has not recorded a loss contingency for this matter.

15. Recently Issued Accounting Guidance — The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

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

The Company measures its contingent earn-out liabilities in connection with business acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. The Company did not have any contingent earn-out liabilities at September 30, 2023 and December 31, 2022.

The following table illustrates the Company’s contingent earn-out liability movements related to its business acquisitions as of, and for the three- and nine-month periods ended September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Balance, June 30, 2022 and December 31, 2021, respectively	$1,367	$786
Fair value adjustment	—	635
Payments on existing obligations	(1,292)	(1,292)
Accretion of discounted liabilities	10	28
Foreign exchange effect	(85)	(157)
Balance, September 30, 2022	$—	$—

17. Accumulated Other Comprehensive Loss (“AOCL”)—The following table lists the beginning balance, annual activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, December 31, 2022	$(12,182)
Foreign currency translation adjustment, net of tax effects of ($132)	2,546
Balance, March 31, 2023	(9,636)
Foreign currency translation adjustment, net of tax effects of ($122)	3,505
Balance, June 30, 2023	(6,131)
Foreign currency translation adjustment, net of tax effects of $133	(3,123)
Balance, September 30, 2023	$(9,254)

Balance, December 31, 2021	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($48)	7,080
Balance, March 31, 2022	(6,704)
Foreign currency translation adjustment, net of tax effects of $109	(6,064)
Balance, June 30, 2022	(12,768)
Foreign currency translation adjustment, net of tax effects of $81	(2,764)
Balance, September 30, 2022	$(15,532)

18. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2023 and December 31, 2022, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have a readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three- and nine-month periods ended September 30, 2023 and 2022. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,869 as of September 30, 2023 and December 31, 2022.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. (TSX Venture Exchange: “CSX”) for $1,190. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $460 and $784 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded a loss of $247 and $454 for the three-month periods ended September 30, 2023 and 2022, respectively. The Company recorded a loss of $324 and a gain of $857 for the nine-month periods ended September 30, 2023 and 2022, respectively. The investment is recorded within other assets on the condensed consolidated balance sheets and the associated gains and losses are included in the change in fair value of equity investments.

19. Income Taxes —Income tax expense for the three and nine months ended September 30, 2023 and 2022, is computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income taxes and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign income (loss) before income taxes.

Income tax expense was $885 and $2,963 for the three-month period ended September 30, 2023, and 2022, respectively, and $2,066 and $10,187 for the nine months ended September 30, 2023 and 2022, respectively. The effective income tax rate was 158.0% and 30.5% for the three-month periods ended September 30, 2023 and 2022, respectively, and 79.3% and 30.2% for the nine months ended September 30, 2023 and 2022, respectively.

For the three-month period ended September 30, 2023, the increase in the effective income tax rate compared to the same period in 2022, is primarily attributable to an increase in losses incurred at certain entities which did not result in a benefit for income tax purposes as these entities continue to maintain a valuation allowance against their net deferred tax assets.

Additionally, for the nine-month period ended September 30, 2023, the increase in the effective income tax rate compared to the same period in 2022, is due to withholding tax charges ( net of income tax credits) associated with interest on certain intercompany loans and the establishment of liabilities for uncertain tax positions in certain jurisdictions. The increase in the effective income tax rate is partially offset by a benefit from the remeasurement of certain U.S. federal and state deferred taxes.

It is expected that $1,814 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

20. Stock Re-purchase Programs —The Company periodically repurchases shares of its common stock under a board-authorized repurchase program through a combination of open market transactions and accelerated share repurchase ("ASR") arrangements.

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

On May 25, 2023, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase up to $15,000 of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws. During the three months ended September 30, 2023, the Company purchased 477,089 shares of its common stock for a total of $8,313 at an average price of $17.42 per share under this plan. During the nine months ended September 30, 2023, the Company purchased 885,290 shares of its common stock for a total of $15,539 at an average price of $17.55 per share under this plan.

The table below summarizes the number of shares of the Company’s common stock that were repurchased through open market transactions during the three and nine months ended September 30, 2023 and 2022.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid
September 30, 2023	477,089	$17.42	$8,313
September 30, 2022	387,340	$19.36	$7,499

Nine months ended	Total number of shares purchased	Average price paid per share	Total amount paid
September 30, 2023	885,290	$17.55	$15,539
September 30, 2022	720,350	$19.06	$13,731

On August 22, 2022, pursuant to a Board of Directors resolution, the Company entered into an ASR arrangement to repurchase $20,000 of its common stock. Under the agreement, the Company paid $20,000 and immediately received an initial delivery of 802,810 shares in the amount of $16,000, which the Company recorded as treasury shares. The Company recorded the remaining $4,000 as a reduction to additional paid-in capital pending final settlement in the fourth quarter of 2022. On December 14, 2022, the ASR was completed, and pursuant to the settlement terms of the ASR, the Company received an additional 131,892 shares of its common stock. The average price paid for all of the shares delivered under the ASR was $21.40 per share.

The table below summarizes the number of shares of the Company’s common stock that were received under the accelerated share repurchase arrangement during the three- and nine-month periods ended September 30, 2022.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid
September 30, 2022	802,810	$19.93	$16,000

Pursuant to Amendment Number Six to the Third Amended Loan and Security Agreement, effective November 7, 2023, the Company is currently prevented from making stock repurchases.

21. Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,317	$2,073
Income taxes, net	$7,643	$15,530
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$834	$715

22. Subsequent Event — October 9, 2023, the Company completed the acquisition of Punto Verde, a well-established distributor in Guayaquil, Ecuador, to strengthen its product portfolio and market access in the Latin American region, for a total consideration of approximately $4,800. The acquisition will be accounted for as a business combination on the Company's consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Annual Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 3., Quantitative and Qualitative Disclosures about Market Risk, and Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

Effective January 1, 2023, the Company includes warehousing, handling and outbound freight costs in cost of sales instead of operating expenses on its condensed consolidated statements of operations. The effects of the change in accounting have been retrospectively applied to all periods presented. The Company believes that the change in accounting is preferable as it aligns the Company’s classification of these warehousing, handling and outbound freight costs in such a way as to present operational management with a clearer vision of the operational performance by business unit. This accounting change also increases the comparability of the Company’s financial performance with its peer companies as most peer companies include warehousing, handling and outbound freight costs in cost of sales rather than operating expenses. As a result, this change is intended to help interested parties better understand the Company’s performance and facilitate comparisons with most of the Company’s peer companies. The change in accounting principle did not have any impact on operating income, net income (loss) and net income (loss) per share. Please refer to Note 11 to the condensed consolidated financial statements for further details.

MANAGEMENT OVERVIEW

Overview of the Company’s Performance

The third quarter of 2023 has been marked by the same factors that have lingered over the course of the full year to date, namely: destocking by customers that seek to avoid the high carrying costs of inventory; supply chain issues with a key herbicide; procurement of goods closer to time-of-use; the influence of low-cost generic products exported to multiple markets from China-based suppliers working within a strained economy; and a strong US Dollar with relatively stable commodity prices. These factors have tended to affect different markets somewhat disparately, as will be noted from the discussion below.

Within this context, the Company’s financial performance for the third quarter of 2023 declined as compared to the third quarter of 2022. Domestically, sales of both crop and non-crop products were nearly flat with those of the comparable quarter in 2022. As a result of the conservative procurement trend, inventory of many of our crop products within the distribution channel was at historic lows, even though end customer demand was strong; this was true, for example of Aztec, our leading corn soil insecticide. Further, we experienced mixed results among other crop protection products. For example, sales of soil fumigants in the Pacific Northwest were strong (as this is the application season and weather was favorable), while sales of cotton products (primarily into the south and southwest) were affected by reduced planted acres and unfavorable weather. Within the domestic non-crop business, retailers continued to demonstrate conservative stocking patterns. Nevertheless, we experienced steady demand for nursery, ornamental and professional pest control products. Within our international business, sales were down slightly, while some regions (e.g., Mexico) showed greater strength and others (e.g., Central America and Brazil) continued to experience market pressure from low-priced, generic goods from China-based suppliers.

Against this backdrop, on a consolidated basis, domestic sales declined by 1% while international sales declined by 3%, resulting in an overall net sales decline of 2%. Overall cost of sales increased by 4% and was 71% of sales in 2023, as compared to 67% for the same period of 2022. These factors, taken together with slightly higher net manufacturing costs resulted in a 13% decrease in gross profit (to $43,084 in 2023 from $49,638 in 2022), while overall gross margin percent declined to 29% from 33% quarter-over-quarter.

Operating expenses increased slightly to $38,893 for the three-months period ended September 30, 2023 from $38,394 in the same quarter of the prior year; further, operating expenses as a percent of net sales rose to 26% in the third quarter of 2023 from 25% in the comparable period of 2022, largely due to higher research, product development costs, regulatory expenses costs and increased sales and marketing expenses.

Operating income for the period decreased to $4,191 from $11,244, driven by reduced sales, higher freight charges (an element of cost of sales), a decreased gross margin percentage and higher operating expenses. During the third quarter, the Company experienced significantly higher interest expenses, due to increased borrowing and significantly higher interest rates. Income before taxes ended at $560 including a profitable performance for most of the Company’s operating entities around the world, offset by losses in certain businesses, including Brazil. Losses at that entity generate a tax benefit, which was not realized as a result of maintaining a full valuation allowance. As a result, net tax expense exceeded income before taxes, resulting in a net loss for the quarter.

These factors yielded a net loss for the period of $325, as compared to net income of $6,741 in the third quarter of 2022. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2023 and 2022:

	2023	2022	Change	% Change
Net sales:
U.S. crop	$67,749	$69,101	$(1,352)	-2%
U.S. non-crop	19,250	18,946	304	2%
Total U.S.	86,999	88,047	(1,048)	-1%
International	62,517	64,220	(1,703)	-3%
Total net sales	149,516	152,267	(2,751)	-2%
Total cost of sales	(106,432)	(102,629)	(3,803)	4%
Total gross profit	$43,084	$49,638	$(6,554)	-13%
Total gross margin	29%	33%

Our domestic crop business recorded net sales that were 2% lower than those of the third quarter of 2022 ($67,749 as compared to $69,101). Our cotton products were negatively influenced by a year-over-year decline in US cotton acreage of up to 25% in key Southeast and Mississippi delta regions resulting in reduced sales of our foliar insecticide Bidrin. Further, late planting of cotton in 2023 led to some delayed applications of our Folex harvest defoliant from this year’s third quarter to the fourth quarter. In addition, we recorded no sales of our herbicide Dacthal, as the Company is awaiting reinstatement of the product registration after having submitted data study requirements. These declines were largely offset by significantly higher sales of our corn soil insecticide Aztec, as corn rootworm pressure intensified, while channel inventories are at historical lows. Sales of our Thimet insecticide for use against wireworm infestation in sugarcane were very strong in the third quarter. Similarly, our metam sodium soil fumigants also posted larger sales, as late summer and early autumn dry weather patterns facilitated increased third quarter application.

Our domestic non-crop business posted increased net sales in the third quarter of 2023, as compared to the same period in the prior year ($19,250 versus $18,936). In the quarter, demand for our OHP nursery and ornamental products remained relatively flat, as consumer spending on such products remained steady. Likewise, we saw a normal late summer/early fall demand for goods that we supply to professional pest control applicators and landscapers. Sales of mosquito control product were slightly lower than those of the prior year third quarter.

Net sales of our international businesses declined by 3% during the period ($62,517 in 2023 vs. $64,220 in 2022) and constituted 42% of our consolidated quarterly sales in the three months ended September 30, 2023 and 2022, respectively. These results arose from a number of factors, including the foreign exchange effect of a strong US Dollar, various supply-chain constraints, industry-wide channel inventory destocking and intensified competition of generic products from Asia. The business benefited from sales increases in several countries of our Mocap and Nemacur soil insecticides and our Counter nematicide in Brazil. Conversely, our Central American business, while maintaining a strong presence in the pineapple, banana, and citrus markets, posted lower sales attributed to significant drought conditions in the region and continued pricing pressure caused by a surge of imported generic products from China. In Mexico, our business recorded good performance driven by our Bromacil herbicide. We experienced relatively flat performance in Australia, as well as with respect to our growth regulators, biorational products and our Agrinos portfolio.

Operating expenses were flat at $38,893 for the three-month period ended September 30, 2023, as compared to $38,394 for the same quarter of the prior year. The changes in operating expenses by nature are as follows:

	2023	2022	Change	% Change
Sales and marketing	$14,718	$14,311	$407	3%
General and administrative	15,095	15,570	(475)	-3%
Research, product development and regulatory	9,080	8,513	567	7%
	$38,893	$38,394	$499	1%

•
Sales and marketing expenses increased by $407 for the three-month period ended September 30, 2023, as compared with the same period of the prior year. This included inflation related increased wages and other costs offset by reductions in travel and marketing expenses.
•
General and administrative expenses decreased by $475 for the three-month period ended September 30, 2023, as compared to the same period of 2022. The main drivers were lower legal expenses and incentive compensation expenses, partially offset by inflation related increases in wages and other costs, and adverse movements in key currencies as compared to the US Dollar.
•
Research, product development costs and regulatory expenses increased by $567 for the three-month period ended September 30, 2023, as compared to the same period of 2022. The main drivers were increased spending related to the development of our SIMPAS system and expanded registrations for our products in Brazil.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded negative fair value adjustments in the amount of $247 and $454 for the three months ended September 30, 2023 and 2022, respectively.

Interest costs net of capitalized interest were $3,384 in the three-month period ended September 30, 2023, as compared to $1,086 in the same period of 2022. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$200,247	$3,578	7.1%	$125,441	$1,104	3.5%
Amortization of deferred loan fees	—	56	—	—	61	—
Amortization of other deferred liabilities	—	—	—	—	10	—
Other interest (income)	—	(44)	—	—	(1)	—
Subtotal	200,247	3,590	7.2%	125,441	1,174	3.7%
Capitalized interest	—	(206)	—	—	(88)	—
Total	$200,247	$3,384	6.8%	$125,441	$1,086	3.5%

The Company’s average overall debt for the three-month period ended September 30, 2023 was $200,247, as compared to $125,441 for the three-month period ended September 30, 2022. Our borrowings in the three-month period ended September 30, 2023, were higher primarily as a result of customer decisions to slow down purchases from buying early to now buying as close to time of use as possible, resulting in increased working capital for the company as we work through this change in the market places in which we operate. As can be seen from the table above, the effective bank interest rate on our revolving line of credit was 7.1% and 3.5% at each of the three-month period ended September 30, 2023 and 2022, respectively.

Income tax expense decreased by $2,078 to $885 for the three-month period ended September 30, 2023, as compared to $2,963 for the comparable period in 2022. The effective tax rates for the three-month period ended September 30, 2023 and 2022, were 158.0% and 30.5%, respectively. The increase in the effective tax rate for the three months ended September 30, 2023 as compared to the same period in 2022, is primarily attributable to an increase in losses incurred at certain entities which did not result in a benefit for income tax purposes as these entities continue to maintain valuation allowances against their net deferred tax assets.

Our net loss for the three-month period ended September 30, 2023, was $325 or ($0.01) per basic and diluted share, as compared to net income of $6,741 or $0.23 per basic and diluted share in the same quarter of 2022.

Nine Months Ended September 30, 2023 and 2022:

Overview of the Company’s Performance

During much of the year-to-date in 2023, the global agricultural industry has been influenced by a handful of dynamics. First, commodity prices have remained relatively stable; this has been so since the Russian invasion of Ukraine. Second, the US Dollar has been strong, while the Chinese economy has weakened. This, in turn, has created foreign exchange impacts for US-based businesses that serve international markets. In addition, China-based suppliers have oversupplied certain markets (e.g., Central America) with low-priced generic products. Third, the cost of money has risen to the point that customers have engaged in destocking activity to limit carrying costs for inventory. Finally, supply chain disruptions continued to arise from time to time, particularly among domestic companies that import goods from Asia and India. Against that backdrop, the Company’s overall operating results for the first nine months of 2023 declined as compared to those of the same period of 2022.

On a consolidated basis, with domestic sales down 14% and international down by 3%, overall net sales decreased by 10% (to $407,191 from $450,036). Cost of sales were down 9% on an absolute basis but increased as a percent of net sales to 69% from 67%. Factory performance was less cost efficient during the first nine months of 2023, as compared to that of 2022. These factors, taken together, yielded an decrease in gross profit margin to 31% of net sales from 33% during the first nine months of 2022. Operating expenses were flat on an absolute basis but increased as a percent of net sales to 28% as compared to 25% of net sales for the same period of the prior year.

Interest expense rose sharply due to higher interest rates and higher average borrowing, while income tax expense decreased significantly to $2,066 from $10,187 during the comparable period last year, primarily as a result of lower income before taxes. Overall, the Company’s net income for the period decreased to $540 from $23,506 during the first nine months of the prior year. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Nine months ended September 30, 2023, and 2022

	2023	2022	Change	% Change
Net sales:
U.S. crop	$185,823	$220,303	$(34,480)	-16%
U.S. non-crop	50,041	53,844	(3,803)	-7%
Total U.S.	235,864	274,147	(38,283)	-14%
International	171,327	175,916	(4,589)	-3%
Total net sales	407,191	450,063	(42,872)	-10%
Total cost of sales	(282,662)	(299,698)	17,036	-6%
Total gross profit	$124,529	$150,365	$(25,836)	-17%
Total gross margin	31%	33%

Our domestic crop business recorded net sales that were 16% lower than those of the first nine months of 2022. The main driver of this performance was in our herbicide product category. Dacthal, which is used on a wide variety of high-value crops was unavailable for sale this year, as the company awaits the reinstatement of its registration. Additionally, our Impact post-emergent corn herbicide posted lower sales this year due to an unexpected grower preference for low-priced non-selective herbicides. Offsetting this decline was our leading soil insecticide Aztec, which rebounded from earlier supply constraints and saw strong demand in light of heavy rootworm pressure throughout the Midwest region. Our domestic cotton business, led by Bidrin foliar insecticide and Folex harvest defoliant, declined during the first three quarters of 2023 due to lower cotton acreage, moderate pest pressure, and a delay in harvest defoliant applications. At the same time, we posted modest increases in our soil fumigant and sugarcane products. The US crop business continues to experience the effects of channel inventory destocking, driven by high interest rate carrying costs. This has led to very cautious purchasing patterns throughout the domestic business since the beginning of the second quarter.

Year-to-date, the Company’s domestic crop business was slowed by supply chain disruption of its premier corn soil insecticide Aztec and herbicide Dacthal during the first quarter. During the second quarter, both US crop and US non-crop experienced slowed sales resulting from global destocking on the part of our distribution channels. Crop sales declines were partially offset by stronger sales of soil fumigants. Within non-crop, big box stores and retailers slowed and reduced procurement activity and departed from the historical norm of maintaining about 6 months’ inventory to about 30 days’ inventory. Within our International business, Central America and Brazil were adversely affected by the export of low-priced generic product from China, partially offset by strong performances in Mexico and Australia.

Our domestic non-crop business recorded an 8% decrease in net sales for the first nine months of the year (to $49,791 from $53,844). We experienced a nine month reduction in consumer demand for our OHP nursery and ornamental products, most of which occurred earlier this year and now has normalized in the most recent quarter. Sales of our Dibrom® mosquito adulticide remained nearly flat while sales for commercial pest control products (pest strips and bifenthrin) declined, due in part to measures imposed by distribution to control inventory carrying costs. License revenue for our Envance technologies increased when compared to the same period in 2022, due to an increase in contractually guaranteed royalty fees.

Net sales of our international businesses declined by 3% during the first three quarters of 2023 (to $171,327 in 2023 from $175,916 in 2022). Central America experienced a rare multi-quarter sales decline due to continuing regional drought conditions and increased competitive pressure from Chinese imports. Brazil continued to gain further market penetration of our Counter granular insecticide/nematicide, but the overall business suffered otherwise from intense channel inventory destocking in the region. Mexico delivered solid performance by satisfying continuing strong demand for Bromacil herbicides and granular soil insecticides, offset somewhat by lower sales of our soil fumigant products. Australia posted higher sales with our expanded market footprint following full integration of the AgNova business, despite the recurrence of drought conditions in parts of the continent.

Operating expenses decreased by $242 to $113,317 for the nine-month period ended September 30, 2023, as compared to the same period in 2022. The changes in operating expenses by department are as follows:

	2023	2022	Change	% Change
Sales and marketing	$41,288	$38,271	$3,017	8%
General and administrative:
Other	44,125	50,262	(6,137)	-12%
Proxy contest activities	541	1,785	(1,244)	-70%
Research, product development and regulatory	27,363	23,241	4,122	18%
	$113,317	$113,559	$(242)	0%

•
Sales and marketing increased by $3,017 for the nine-month period ended September 30, 2023, as compared to the same period of 2022. The main drivers were increased inflation related increased wages, higher travel expenses associated with more in-person interactions with customers and increase expenses related to changes in key currencies compared to the US Dollar, offset by lower marketing spending.
•
General and administrative expenses - other decreased by $6,137 for the nine-month period ended September 30, 2023, as compared to the same period of 2022. The main drivers were decreased incentive compensation expenses related to our financial performance, lower legal costs and beneficial movements in some key currencies as compared to the US Dollar, partially offset by inflation related increases in wages.
•
The Company spent $541 in fees associated with our Proxy defense activities, as compared to $1,785 in the comparative period of the prior year.
•
Research, product development costs and regulatory expenses increased by $4,122 for the nine-month period ended September 30, 2023, as compared to the same period of 2022. The main drivers were increased costs associated with in-field activities in support of our proprietary delivery systems, and international product defense and registration expenses supporting strong sales growth.

During the nine-month period ended September 30, 2023, the Company recorded a decrease in the fair value of our equity investment in Clean Seed in the amount of $324 compared to $857 during the nine months ended September 30, 2022. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

Interest costs net of capitalized interest were $8,282 in the first nine-month period of 2023, as compared to $2,256 in the same period of 2022. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$149,009	$7,819	7.0%	$111,939	$2,250	2.7%
Amortization of deferred loan fees	—	174	—	—	199	—
Amortization of other deferred liabilities	—	—	—	—	27	—
Other interest expense	—	657	—	—	20	—
Subtotal	149,009	8,650	7.7%	111,939	2,496	3.0%
Capitalized interest	—	(368)	—	—	(240)	—
Total	$149,009	$8,282	7.4%	$111,939	$2,256	2.7%

The Company’s average overall debt for the nine-month period ended September 30, 2023, was $149,009, as compared to $111,939 for the nine months ended September 30, 2022. During the period, our average borrowings increased due to share repurchase programs and an increase in inventory due to a slowdown in sales as a result of channel destocking. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 7.0% for the nine months ended September 30, 2023, as compared to 2.7% for the same period of 2022.

Income tax expense decreased by $8,121 to $2,066 for the nine-month period ended September 30, 2023, as compared to $10,187 for the comparable period in 2022. The effective tax rates for the nine-month period ended September 30, 2023 and 2022, were 79.3% and 30.2%, respectively.

The increase in the effective tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, is primarily attributable to an increase in losses incurred at certain entities which did not result in a benefit for income tax purposes as these entities continue to maintain a valuation allowance against their net deferred tax assets. Additionally, the Company recorded withholding tax charges (net of income tax credits) associated with interest on certain intercompany loans and the establishment of liabilities for uncertain tax positions in certain jurisdictions. These factors are partially offset by a benefit from the remeasurement of certain U.S. federal and state deferred taxes.

Our net income for the nine-month period ended September 30, 2023 was $540 or $0.02 per basic and diluted share, as compared to $23,506 or $0.80 per basic and $0.78 per diluted share in the same period of 2022.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $145,854 during the nine-month period ended September 30, 2023, as compared to $45,678 during the nine months ended September 30, 2022. Included in the $145,854 are net income of $540, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $17,850, loss on disposal of property, plant and equipment of $7, amortization of deferred loan fees of $174 and provision for bad debts in the amount of $952. Also included are stock-based compensation of $4,257, increase in deferred income taxes of $977, changes in liabilities for uncertain tax positions or unrecognized tax benefits of $467, change in fair value of an equity investment of $324, and net foreign currency adjustments of $199. These together provided net cash inflows of $23,793, as compared to $49,903 for the same period of 2022.

During the nine-month period of 2023, the Company increased working capital by $160,094, as compared to an increase of $59,659 during the same period of the prior year. Included in this change: inventories increased by $58,163, as compared to $38,987 for the same period of 2022. While increases in inventory are normal for the Company’s annual cycle, the increase was bigger due to slowed sales resulting from global destocking on the part of our distribution channels.

Customer prepayments decreased by $104,590, as compared to $62,831 in the same period of 2022, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $1,240, as compared to an increase of $14,418 in the same period of 2022, driven by decreased factory activity levels. Accounts receivables increased by $29,055, as compared to an increase of $46,289 in the same period of 2022. This is primarily driven by lower overall sales. Prepaid expenses increased by $633, as compared to $4,272 in the same period of 2022. Income tax receivable changed by $4,046, as compared to $5,201 in the prior year. Accrued programs increased by $29,779, (as compared to $45,016 in the prior year), which is normal at this point in the growing season and is related to sales volume. Finally, other payables and accrued expenses decreased by $4,406 compared to an increase of $2,555 in the prior year.

The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first nine months of 2023, the Company made accruals for programs in the amount of $62,248 and payments in the amount of $32,469. During the first nine months of the prior year, the Company made accruals in the amount of $78,885 and made payments in the amount of $33,869. The decrease in accruals for programs in the first nine months of 2023, compared to the same period in 2022, is a direct result of an decrease in sales of qualifying products.

Cash used for investing activities for the nine-month period ended September 30, 2023, and 2022 was $9,148 and $9,978, respectively. In 2023, the Company spent $8,589 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure, as compared to $8,946 for the same period of prior year. The Company spent $759 on patents and other intangible assets in 2023 as compared to $1,078 in 2022. In addition, the Company received proceeds from disposal of property, plant and equipment in the amount of $200, as compared to $46 in prior year.

During the nine months ended September 30, 2023, financing activities provided $146,680, as compared to $59,797 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $165,700 during the nine-month period ended September 30, 2023, as compared to $96,000 in the same period of the prior year. The Company paid dividends to stockholders amounting to $2,550 during the nine months ended September 30, 2023, as compared to $2,072 in the same period of 2022. The Company paid $15,539 for the repurchase of 885,290 shares of its common stock during the nine-month period ended September 30, 2023, as compared to $13,731 for 720,350 shares and $20,000 related to an accelerated share repurchase agreement during the nine-month period ended September 30, 2022. The Company received $1,026 for the issuance of ESPP shares and exercise of stock options for the nine months ended September 30, 2023, as compared to $1,620 for the same period in prior year. Lastly, in exchange for shares of common stock returned by employees, the Company paid $1,957 and $2,020 for tax withholding on stock-based compensation awards during the nine months ended September 30, 2023 and 2022, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2023	December 31, 2022
Revolving line of credit	$218,000	$52,300

As of September 30, 2023, by virtue of Amendment Number Six to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants (refer to Note 9 to the condensed consolidated financial statements for further details).

At September 30, 2023, according to the terms of the Credit Agreement, as amended, including our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $28,760, compared to $200,372 as of December 31, 2022.

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

Certain of the Company’s policies require the application of judgment by management in selecting the appropriate assumptions for calculating financial estimates. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices and other assumptions that the Company believes are reasonable under the circumstances. These estimates and assumptions are reviewed periodically, and the effects of updates to estimates and assumptions are reflected in the condensed consolidated financial statements in the period that these updates are determined to be necessary. Actual results may differ from these estimates under different outcomes or conditions. Our estimates did not change materially during the three- and nine-months ended September 30, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2022 and Note 9 to the condensed consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2023, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2023, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 16, 2023. There are no material changes to the risk factors as so stated, except as follows:

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

The Company benefits from customer early pay in meeting its working capital needs—As is the case with other companies in this industry, the Company receives cash from certain major domestic customers at year-end in exchange for granting discounts on the Company’s products during the first half of the following year. The Company typically uses this cash to pay down secured debt and for other working capital needs. This flow of cash obviates the need for additional borrowing, which, in turn, preserves borrowing capacity used in part for paying customer programs in the middle of the calendar year and, consequently, reduces interest expense. There is no guarantee that the Company’s customers will continue to support the early pay program at current levels. Further a material change in this program could have an adverse effect upon the Company’s liquidity and its ability to meet working capital demands.

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

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended September 30, 2023.

Month ended	Total number of shares purchased	Average price paid per share	Total amount paid
July 31, 2023	325,224	$17.80	$5,788
August 31, 2023	151,865	$16.63	$2,525
Total	477,089	$17.42	$8,313

Pursuant to Amendment Number Six to the Third Amended Loan and Security Agreement, effective November 7, 2023, the Company is currently prevented from making stock repurchases.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 8, 2023	By:	/s/ eric g. wintemute
Eric G. Wintemute
Chief Executive Officer and Chairman of the Board

Dated: November 8, 2023	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer