Form 10-Q
period 2024-06-30
AMERICAN VANGUARD CORP
filed 2024-08-09
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 28,835,922 shares as of August 1, 2024.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$128,209	$132,790	$263,352	$257,674
Cost of sales	(90,446)	(89,881)	(183,171)	(176,230)
Gross profit	37,763	42,909	80,181	81,444
Operating expenses
Selling, general and administrative	(31,051)	(29,742)	(60,520)	(56,140)
Research, product development and regulatory	(8,599)	(9,413)	(14,305)	(18,283)
Transformation	(7,345)	—	(8,497)	—
Operating (loss) income	(9,232)	3,754	(3,141)	7,021
Change in fair value of equity investment	(125)	(55)	513	(77)
Interest expense, net	(3,917)	(3,211)	(7,610)	(4,898)
(Loss) income before provision for income taxes	(13,274)	488	(10,238)	2,046
Income tax benefit (expense)	1,553	(1,541)	69	(1,181)
Net (loss) income	$(11,721)	$(1,053)	$(10,169)	$865
Net (loss) income per common share—basic	$(0.42)	$(0.04)	$(0.36)	$0.03
Net (loss) income per common share—assuming dilution	$(0.42)	$(0.04)	$(0.36)	$0.03
Weighted average shares outstanding—basic	28,024	28,428	27,934	28,397
Weighted average shares outstanding—assuming dilution	28,024	28,428	27,934	28,985

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(11,721)	$(1,053)	$(10,169)	$865
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax effects	(5,729)	3,505	(7,293)	6,051
Comprehensive (loss) income	$(17,450)	$2,452	$(17,462)	$6,916

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	June 30, 2024	December 31, 2023
Current assets:
Cash	$17,949	$11,416
Receivables:
Trade, net of allowance for credit losses of $7,982 and $7,107, respectively	192,081	182,613
Other	6,287	8,356
Total receivables, net	198,368	190,969
Inventories	244,935	219,551
Prepaid expenses	9,146	6,261
Income taxes receivable	7,183	3,824
Total current assets	477,581	432,021
Property, plant and equipment, net	74,652	74,560
Operating lease right-of-use assets, net	22,635	22,417
Intangible assets, net of amortization	166,958	172,508
Goodwill	48,878	51,199
Deferred income tax assets	3,367	2,849
Other assets	13,384	11,994
Total assets	$807,455	$767,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,912	$68,833
Customer prepayments	12,090	65,560
Accrued program costs	86,094	68,076
Accrued expenses and other payables	14,444	16,354
Operating lease liabilities, current	6,612	6,081
Income taxes payable	1,776	5,591
Total current liabilities	214,928	230,495
Long-term debt	211,254	138,900
Operating lease liabilities, long term	16,735	17,113
Deferred income tax liabilities	8,670	7,892
Other liabilities	2,643	3,138
Total liabilities	454,230	397,538
Commitments and contingent liabilities (Note 12)
Stockholders' equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,655,429 shares at June 30, 2024 and 34,676,787 shares at December 31, 2023	3,465	3,467
Additional paid-in capital	113,165	110,810
Accumulated other comprehensive loss	(13,256)	(5,963)
Retained earnings	321,052	332,897
Less treasury stock at cost, 5,915,182 shares at June 30, 2024 and December 31, 2023	(71,201)	(71,201)
Total stockholders’ equity	353,225	370,010
Total liabilities and stockholders’ equity	$807,455	$767,548

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2024

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2024	34,676,787	$3,467	$110,810	$(5,963)	$332,897	5,915,182	$(71,201)	$370,010
Stocks issued under ESPP	38,702	4	426	—	—	—	—	430
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(836)	—	—	(836)
Foreign currency translation adjustment, net	—	—	—	(1,564)	—	—	—	(1,564)
Stock-based compensation	—	—	2,005	—	—	—	—	2,005
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	39,145	4	(18)	—	—	—	—	(14)
Net income	—	—	—	—	1,552	—	—	1,552
Balance, March 31, 2024	34,754,634	3,475	113,223	(7,527)	333,613	5,915,182	(71,201)	371,583
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(840)	—	—	(840)
Foreign currency translation adjustment, net	—	—	—	(5,729)	—	—	—	(5,729)
Stock-based compensation	—	—	747	—	—	—	—	747
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(99,205)	(10)	(805)	—	—	—	—	(815)
Net loss	—	—	—	—	(11,721)	—	—	(11,721)
Balance, June 30, 2024	34,655,429	$3,465	$113,165	$(13,256)	$321,052	5,915,182	$(71,201)	$353,225

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2023

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, January 1, 2023	34,446,194	$3,444	$105,634	$(12,182)	$328,745	5,029,892	$(55,662)	$369,979
Stocks issued under ESPP	22,101	2	478	—	—	—	—	480
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(851)	—	—	(851)
Foreign currency translation adjustment, net	—	—	—	2,546	—	—	—	2,546
Stock-based compensation	—	—	1,474	—	—	—	—	1,474
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(4,466)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	27,835	(557)	(557)
Net income	—	—	—	—	1,918	—	—	1,918
Balance, March 31, 2023	34,463,829	3,446	107,591	(9,636)	329,812	5,057,727	(56,219)	374,994
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(848)	—	—	(848)
Foreign currency translation adjustment, net	—	—	—	3,505	—	—	—	3,505
Stock-based compensation	—	—	1,067	—	—	—	—	1,067
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	179,845	18	(1,939)	—	—	—	—	(1,921)
Shares repurchased	—	—	—	—	—	380,366	(6,669)	(6,669)
Net loss	—	—	—	—	(1,053)	—	—	(1,053)
Balance, June 30, 2023	34,643,674	$3,464	$106,719	$(6,131)	$327,911	5,438,093	$(62,888)	$369,075

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(10,169)	$865
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant and equipment	4,365	4,322
Amortization of intangibles assets	6,539	6,707
Amortization of other long-term assets	194	1,117
Provision for bad debts	883	902
Stock-based compensation	2,752	2,541
Change in deferred income taxes	(276)	(1,015)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	71	419
Change in equity investment fair value	(513)	77
Other	213	117
Foreign currency transaction gains	(127)	(382)
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	(11,962)	6,092
Increase in inventories	(27,770)	(50,900)
Increase in prepaid expenses and other assets	(3,730)	(1,749)
Change in income tax receivable/payable, net	(7,129)	(3,510)
Increase (decrease) in net operating lease liability	(66)	132
Increase in accounts payable	27,197	9,105
Decrease in customer prepayments	(53,468)	(83,225)
Increase in accrued program costs	18,209	19,607
Decrease in other payables and accrued expenses	(1,665)	(7,824)
Net cash used in operating activities	(56,452)	(96,602)
Cash flows from investing activities:
Capital expenditures	(4,944)	(6,498)
Proceeds from disposal of property, plant and equipment	75	44
Intangible assets	(1,529)	(718)
Net cash used in investing activities	(6,398)	(7,172)
Cash flows from financing activities:
Payments under line of credit agreement	(64,005)	(54,050)
Borrowings under line of credit agreement	136,359	162,500
Net receipt from the issuance of common stock under ESPP	430	480
Net receipt from the exercise of stock options	—	32
Net payment for tax withholding on stock-based compensation awards	(829)	(1,948)
Repurchase of common stock	—	(7,226)
Payment of cash dividends	(1,670)	(1,702)
Net cash provided by financing activities	70,285	98,086
Net increase (decrease) in cash and cash equivalents	7,435	(5,688)
Effect of exchange rate changes on cash and cash equivalents	(902)	(8)
Cash and cash equivalents at beginning of period	11,416	20,328
Cash and cash equivalents at end of period	$17,949	$14,632

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

All significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those disclosed in the Company's Annual Report on Form 10-K except for the following:

Transformation

Transformation expenses on the condensed consolidated statements of operations include costs related to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. Transformation expenses primarily include costs for consulting services. Severance costs relating to the Company’s former CEO, which were incurred in connection with the staffing and execution of the Company’s transformation initiatives, are also included in the transformation expenses.

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

The operating lease expense for the three months ended June 30, 2024 and 2023, was $1,955 and $1,674, respectively, and $3,891 and $3,310 for the six months ended June 30, 2024 and 2023, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,920	$1,544	$3,952	$3,187
ROU assets obtained in exchange for new liabilities	$1,288	$693	$3,669	$2,576

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2024 were as follows:

Weighted-average remaining lease term (in years)	4.71
Weighted-average discount rate	4.93%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2024 were as follows:

2024 (excluding six months ended June 30, 2024)	$4,192
2025	6,601
2026	4,959
2027	3,377
2028	2,291
Thereafter	4,676
Total lease payments	26,096
Less: imputed interest	(2,749)
Total	$23,347

Amounts recognized in the condensed consolidated balance sheets at June 30, 2024:

Operating lease liabilities, current	$6,612
Operating lease liabilities, long-term	$16,735

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
U.S. crop	$52,289	$56,212	$119,542	$118,105
U.S. non-crop	19,011	16,878	36,787	30,759
Total U.S.	71,300	73,090	156,329	148,864
International	56,909	59,700	107,023	108,810
Total net sales:	$128,209	$132,790	$263,352	$257,674

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and six months ended June 30, 2024, that was included in customer prepayments at the beginning of 2024, was $16,430 and $53,470, respectively. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2024.

4. Property, Plant and Equipment — Property, plant and equipment at June 30, 2024 and December 31, 2023 consists of the following:

	June 30, 2024	December 31, 2023
Land	$2,760	$2,765
Buildings and improvements	21,176	21,088
Machinery and equipment	155,485	148,912
Office furniture, fixtures and equipment	12,444	10,622
Automotive equipment	1,145	1,247
Construction in progress	5,777	10,553
Total gross value	198,787	195,187
Less accumulated depreciation	(124,135)	(120,627)
Total net value	$74,652	$74,560

The Company recognized depreciation expense related to property and equipment of $2,195 and $2,143 for the three-month periods ended June 30, 2024 and 2023, respectively. The Company recognized depreciation expense related to property and equipment of $4,365 and $4,322 for the six months ended June 30, 2024 and 2023, respectively.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories —Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	June 30, 2024	December 31, 2023
Finished products	$206,405	$198,935
Raw materials	38,530	20,616
Total inventories	$244,935	$219,551

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

7. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 10, 2024	June 26, 2024	July 10, 2024	$0.030	$840
March 11, 2024	March 27, 2024	April 10, 2024	$0.030	$836
December 15, 2023	December 29, 2023	January 12, 2024	$0.030	$834
June 12, 2023	June 28, 2023	July 14, 2023	$0.030	$848
March 13, 2023	March 24, 2023	April 14, 2023	$0.030	$851
December 13, 2022	December 28, 2022	January 11, 2023	$0.030	$851

8. Earnings Per Share — The components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(11,721)	$(1,053)	$(10,169)	$865
Denominator: (in thousands)
Weighted average shares outstanding-basic	28,024	28,428	27,934	28,397
Dilutive effect of stock options and grants	—	—	—	588
Weighted average shares outstanding-diluted	28,024	28,428	27,934	28,985

Due to a net loss for the three- and six- month periods ended June 30, 2024 and for the three-month period ended June 30, 2023, stock options and other grants were excluded from the computation of diluted net (loss) income per share. For the six-month period ended June 30, 2023, no stock options were excluded from the computation of diluted net (loss) income per share.

9. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The Company has no short-term debt as of June 30, 2024 and December 31, 2023. The debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2024	December 31, 2023
Revolving line of credit	$211,254	$138,900
Deferred loan fees	(1,036)	(1,218)
Total indebtedness, net of deferred loan fees	$210,218	$137,682

The deferred loan fees as of June 30, 2024 and December 31, 2023 are included in other assets on the condensed consolidated balance sheets.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Borrower Agent (including the Company and AMVAC BV), as Borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of September 30, 2024, and a Fixed Charge Coverage Ratio ("FCCR") of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15,000 or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50,000 do not require Agent consent.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage (“TL”) Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). The Company and the Lenders entered into an amendment to the Credit Agreement, effective March 9, 2023, whereby LIBOR was replaced by SOFR with a credit spread adjustment of 10.0 bps for all SOFR periods. The revolving loans now bear interest at a variable rate based at our election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- month periods, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on June 30, 2024, was 7.82%. Interest was $4,114 and $2,699 for the three months ended June 30, 2024 and 2023, respectively, and $7,861 and $4,241 for the six months ended June 30, 2024 and 2023, respectively.

On August 8, 2024, the Company and the lenders entered into Amendment Number Seven to the Credit Agreement, effective June 30, 2024, under which the Maximum Total Leverage Ratio was modified to 4.25 for the period ended June 30, 2024; 5.0 for the period ending September 30, 2024; 4.5 for the periods ending December 31, 2024, March 31, 2025 and 4.25 for June 30, 2025; 4.0 for the period ending September 30, 2024, and returning to 3.25 for the period ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio remains the same, and a new covenant, the Minimum Modified Current Ratio of not less than 1.5 (defined as the ratio of (i) Accounts Receivable plus Inventory, to (ii) Funded Debt of the Company and its Subsidiaries on a consolidated basis). In addition, the Company may not repurchase shares, pay cash dividends to shareholders or make Permitted Acquisitions without Lenders’ consent. In addition, for purposes of calculating Consolidated EBITDA, the basket for non-recurring, non-cash charges (which are excluded from such measure) has been increased from $5,000 to $12,500 in Q2 2024, $45,000 (in Q3 2024, Q4 2024 and Q1 2025), $42,500 in Q2 2025, $15,000 in Q3 2025 and $7,500 in Q4 2025, as measured on a four-quarter trailing basis. Finally, the interest rates for the Credit Agreement, as amended, were increased by 25bps to the extent the Total Leverage Ratio equals or exceeds 4.0 and remains at the rates set forth in the Amendment Number Six to the extent the Total Leverage Ratio is below 4.0.

As of June 30, 2024, by virtue of Amendment Number Seven to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants.

According to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $21,245 and $115,002 as of June 30, 2024 and December 31, 2023, respectively.

10. Comprehensive (Loss) Income — Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and six-month periods ended June 30, 2024 and 2023, total comprehensive income consisted of net (loss) income and foreign currency translation adjustments.

11. Stock-Based Compensation — Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended June 30, 2024 and 2023, the Company's stock-based compensation expense amounted to $747 and $1,067, respectively. During the six months ended June 30, 2024 and 2023, the Company's stock-based compensation expense amounted to $2,752 and $2,541, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Six Months Ended June 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2024	949,510	$21.28
Granted	58,573	10.39
Vested	(308,840)	20.19
Forfeited	(58,150)	21.67
Nonvested shares at June 30, 2024	641,093	$20.77

As of June 30, 2024, the total unrecognized stock-based compensation expense related to RSUs outstanding was $5,989 and is expected to be recognized over a weighted-average period of 1.6 years

Stock Options

A summary of the time-based incentive stock option activity for the six months ended June 30, 2024 is presented below:

	Options outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	146,680	$11.49	1.0	$—
Granted	680,737	$10.29	6.6	$—
Forfeited	(32,744)	$10.28	6.6	$—
Balance as of June 30, 2024	794,673	$10.52	5.4	$—
Options vested and exercisable as of June 30, 2024	146,680	$11.49	0.5	$—

As of June 30, 2024, the total unrecognized stock-based compensation expense related to stock options outstanding was $2,243 and is expected to be recognized over a weighted-average period of 2.4 years.

12. Commitments and Contingencies — The Company records a liability on its consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company recognizes legal expenses in connection with loss contingencies as incurred.

Department of Justice and Environmental Protection Agency Investigation. On November 10, 2016, AMVAC was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise in defending the Company’s interests. AMVAC is cooperating in the investigation. After interviewing multiple witnesses (including three employees before a grand jury in February 2022) and making multiple document requests, the Department of Justice (“DoJ”) identified the Company and a manager-level employee as targets of the government’s investigation. DoJ’s investigation focused on potential violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. In March 2022, the individual target entered into a plea agreement relating to provision of false information in a government proceeding. In January 2024, the Company and DoJ reached an agreement in principle, which is subject to approval by the cognizant court and with respect to which the Company has recorded a loss contingency. A Company representative attended a hearing to enter a plea of guilty (to one count of transporting hazardous waste without a waste manifest) on the matter in late May 2024. Under the terms of the plea agreement, the Company would pay a fine and enter into a three-year probation during which it would be subject to an environmental compliance plan. The court provisionally accepted the plea, subject to entry of an order following a sentencing hearing on October 25, 2024. The Company recorded a liability related to this matter.

Reyes v. AMVAC. On September 28, 2023, the Company received correspondence from counsel for ex-employee Jorge Reyes Jr. addressed to the California Department of Industrial Relations alleging a number of wage and hour violations under California law. This is a precursor to a civil filing under applicable state law. Subsequently, plaintiff, putatively on behalf of the class of similarly situated, non-exempt California-based employees, served a summons and complaint on the Company’s registered agent that had been electronically filed as Case No. 238TCV23665, captioned Jorge Reyes v. AMVAC etc., etal., with the Superior Court for the County of Los Angeles, Central District. As is typical of this sort of action, plaintiff alleges multiple wages and hours violations, including overtime, minimum wage, sick leave, rest periods and so on. The Company intends to defend the matter vigorously. The parties have agreed to hold an early mediation in lieu of extensive discovery in September 2024. Based upon their review of a partial set of Company documents, defense counsel has set a range of settlement value, and, accordingly, the Company has recorded a loss contingency.

Chavez & Marquinez. Two cases were filed independently in 2012 by the same law firm (HendlerLaw, P.C.) in Louisiana and Delaware involving claims on behalf of banana workers for personal injury allegedly arising from exposure to DBCP. Through several years of law and motion practice, the number of plaintiffs in the actions has been reduced from about 2,750 to 290 banana workers from Costa Rica, Ecuador, Guatemala and Panama, and both cases have been consolidated before the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695 & 00697). Discovery commenced in 2018 and has consisted largely of seeking medical examinations from the remaining plaintiffs. In December 2022, defendants in this matter filed a motion for summary judgment against the Ecuadorian plaintiffs under the theory that the statute of limitations for negligence barred the action. In January 2024, the court denied defendants’ motion for summary judgment on the basis of “the most analogous case” doctrine and remanded the matter to the trial court for further proceedings. In July 2024, the magistrate entered a scheduling order by which trials have been set for the approximately 60 plaintiffs from Ecuador to occur in groups of ten, beginning in February 2026. This schedule will likely engender additional pre-trial discovery by plaintiff. At this stage in the proceedings, the Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for these matters.

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

On August 6, 2024, USEPA issued an emergency order suspending all registrations of, and prohibiting all distribution, sale and use of, DCPA/Dacthal on the basis of its finding a risk of imminent harm to pregnant individuals who may be exposed to the product, based upon thyroid hormone disruption observed in prenatal rodents within a comparative thyroid assay test. While noting that the Company had attempted to address the agency’s concerns, USEPA could find no combination of practicable mitigations that would permit continued use of the product. As registrant, the Company may seek an expedited hearing on the suspension. However, the only events that would lift the order are a contrary finding by an ALJ after expedited hearing, USEPA electing not to issue a notice of intent to cancel within 90 days, or cancellation of the registrations. Given the recent date of the issuance of the order, the Company is still analyzing the matter and is not yet able to form an opinion as to whether, if the label were to be cancelled, expenses that might be incurred such as accepting returned product could have a material adverse impact on the Company’s results of operations.

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s borrowings, which are considered Level 2 liabilities, approximates fair value as they bear interest at a variable rate at current market rates.

15. Accumulated Other Comprehensive Loss —The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, January 1, 2024	$(5,963)
Foreign currency translation adjustment, net of tax effects of ($205)	(1,564)
Balance, March 31, 2024	(7,527)
Foreign currency translation adjustment, net of tax effects of ($79)	(5,729)
Balance, June 30, 2024	$(13,256)

Balance, January 1, 2023	$(12,182)
Foreign currency translation adjustment, net of tax effects of ($132)	2,546
Balance, March 31, 2023	(9,636)
Foreign currency translation adjustment, net of tax effects of ($122)	3,505
Balance, June 30, 2023	$(6,131)

16. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of June 30, 2024 and December 31, 2023, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three and six months ended June 30, 2024 and 2023. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,869 as of June 30, 2024 and December 31, 2023.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $938 and $425 as of June 30, 2024 and December 31, 2023, respectively. The Company recorded a loss of $125 and $55 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded a gain of $513 for the six months ended June 30, 2024 and loss of $77 for the six months ended June 30, 2023. The investment is recorded within other assets on the condensed consolidated balance sheets.

17. Income Taxes —Income tax benefit was $1,553 for the three months ended June 30, 2024, as compared to income tax expense of $1,541 for the three-months ended June 30, 2023. Income tax benefit was $69 for the six months ended June 30, 2024 as compared to an income tax expense of $1,181 for the six months ended June 30, 2023. The effective income tax rate for the three and six-month periods ended June 30, 2024 was computed based on the estimated effective tax rate for the full year. This calculation resulted in an effective income tax rate of 11.7% for the three months ended June 30, 2024, as compared to 315.36% for the three-months ended June 30, 2023. The effective income tax rate was 0.7% for the six months ended June 30, 2024, as compared to 57.7%. for the six months ended June 30, 2023. The decrease in the effective income tax rate for the three and six months ended June 30, 2024 compared to the same periods in the prior year is primarily attributable to income tax benefits associated with transformation costs incurred during the periods of 2024.

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

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three and six months ended June 30, 2024 and 2023.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid
June 30, 2024	—	—	$—
June 30, 2023	380,366	$17.51	$6,669

Six months ended	Total number of shares purchased	Average price paid per share	Total amount paid
June 30, 2024	—	—	$—
June 30, 2023	408,201	$17.88	$7,226

Pursuant to Amendments Number Six and Seven to the Third Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

19. Supplemental Cash Flow Information

	For the Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,736	$2,556
Income taxes, net of refunds	$7,315	$5,641
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$840	$848

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Annual Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; transformation initiatives and related expenses; availability of capital resources; general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (the “SEC”). It is not possible to foresee or identify all such factors. For more detailed information, refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, and Part II, Item 1A., Risk Factors, in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2024 and 2023:

Overview of the Company’s Performance

Persistently low commodity prices coupled with high input costs and interest rates continue to place pressure on the global agricultural economy. 2024 will mark the second year of declining profitability for farm income, with government reports estimating farmer's income to be down more than 40% from the cyclical high of 2022. The just-in-time procurement approach that arose within the Company’s distribution channel in early 2023, impacted by high interest rates, has continued throughout the first half of 2024. It will take some time to work through the accumulated channel inventories (of both the Company’s and competitors’ products), and the timing of any meaningful adjustments to interest rates remains uncertain.

Against this backdrop, overall sales for the second quarter of 2024 declined by 3% compared to the second quarter of 2023. From a regional perspective, our domestic sales decreased by 2% and our international sales decreased by 5%. Just-in-time purchasing by some of our largest customers continues to drag sales performance, with flat performance across our insecticide product line. Our herbicide sales decreased by 30% compared to the year ago period in the face of generic pressure from non-specific herbicide products in multiple regions.

Inflationary pressures led to a higher cost of goods, which increased by about 1%, as compared to the same quarter of 2023. As a result of these factors, gross margins for the business decreased to 29% of net sales, as compared to 32% in the same period of 2023.

Operating expenses increased by 20% compared to the first quarter of 2023. Substantially all of this increase can be attributed to non-recurring charges of approximately $9,310 related to the transformation of the business.

Interest expense increased, based upon increased average borrowings and elevated interest rates. The Company’s borrowed debt rose in light of higher inventory levels and reduced sales, which yielded lower cash proceeds. Seasonally, working capital levels decrease in the latter half of the year.

The Company recorded an income tax benefit of $1,553, as compared to an income tax expense of $1,541 in the same period of last year.

These factors yielded a net loss of $11,721, or $(0.42) per share, compared to a loss of $1,053, or $(0.04) per share, in the prior year quarter. Without one-time nonrecurring charges of $9,310, the adjusted net loss would be $2,411 or $(0.09) per share. Further details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2024 and 2023:

	2024	2023	Change	% Change
Net sales:
U.S. crop	$52,289	$56,212	$(3,923)	-7%
U.S. non-crop	19,011	16,878	2,133	13%
Total U.S.	71,300	73,090	(1,790)	-2%
International	56,909	59,700	(2,791)	-5%
Total net sales	$128,209	$132,790	$(4,581)	-3%
Total cost of sales	(90,446)	(89,881)	(565)	1%
Total gross profit	$37,763	$42,909	$(5,146)	-12%
Total gross margin	29%	32%

Our domestic crop business recorded net sales during the second quarter of 2024 that were 7% lower than those of the second quarter of 2023 ($52,289 as compared to $56,212). Our customers continue to focus on controlling inventory levels, as carrying costs for working capital remain elevated in the current interest rate environment.

The domestic granular insecticide category was up 3% compared to the same period of the prior year, led by Thimet (with sales driven by demand from peanut and sugar cane growers) partially offset by reduced sales of Aztec (due to conservative, off-season procurement practices by the distribution channel) and soil fumigants (in light of potato pricing trends).

Our domestic non-crop business posted a 13% increase in net sales in the second quarter 2024, as compared to the same period in the prior year ($19,011 in 2024 v. $16,878 in 2023). Sales of biologicals increased by 34%, as compared to the same period in 2023, driven by BotaniGard® and Mycotrol. Pest strip sales are also an area of strength for the company with sales up 22% compared to the year ago period. These sales were partially offset by lower Dibrom® mosquito adulticide sales, primarily related to a shift in timing of procurement by vector control regions.

Net sales of our international businesses declined by about 5% during the period ($56,909 in 2024 as compared to $59,700 in 2023). Herbicides sales had the largest negative impact on the quarter and were down 27% compared to the prior year, which are still feeling the effect of low-cost, generic alternatives. Regionally, Central America improved, yet it is still too early to determine if the supply of Asian low-cost generics has peaked. Brazil also showed improvement during the quarter, benefiting from less pressure from generics. Australia sales weakened, largely based upon currency.

On a consolidated basis, gross profit for the second quarter of 2024 decreased by 12% ($37,763 in 2024 as compared to $42,909 in 2023). The overall gross margin percentage ended at 29% in the second quarter of 2024, as compared to 32% in the second quarter of the prior year.

Operating expenses increased by $7,840 to $46,995 for the three-month period ended June 30, 2024, as compared to the same period in 2023. The changes in operating expenses by department are as follows:

	2024	2023	Change	% Change
Selling	$13,401	$13,200	$201	2%
General and administrative
Other	12,402	12,651	(249)	-2%
Proxy activities	—	541	(541)	-100%
Amortization	3,284	3,350	(66)	-2%
Legal reserves	1,965	—	1,965	100%
Transformation	7,345	—	7,345	100%
Research, product development and regulatory	8,598	9,413	(815)	-9%
Subtotal	$46,995	$39,155	$7,840	20%

•
Selling expenses increased by $201 for the three months ended June 30, 2024, as compared with the same period of the prior year. This included increased costs associated with employees following a small acquisition in the second half of 2023, offset by lower travel and marketing expenses.

•
Other general and administrative expenses decreased by $249 for the three months ended June 30, 2024, as compared to the same period of 2023, primarily driven by reductions in costs associated with stock compensation, travel, and potential credit losses.
•
During the three-months ended June 30, 2023, the Company spent $541 in fees associated with its proxy activities. There were no similar expenses during the same three-month period this year.
•
Amortization declined slightly during the three months ended June 30, 2024, as compared to the same period of the prior year, as the result of completely amortized assets.
•
Legal reserves are contingencies related to certain labor and employment matters.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $7,345. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. The Company has engaged a third-party consulting firm to assist it in navigating the project to gain the maximum benefit at the earliest possible time. Severance costs relating to the Company’s former CEO, which were incurred in connection with the staffing and execution of the Company’s transformation initiatives, are included in the transformation costs.
•
Research, product development costs and regulatory expenses decreased by $815 for the three months ended June 30, 2024, as compared to the same period of 2023. The main drivers were reductions in costs associated with regulatory and product development studies, and with the commercialization of our SIMPAS delivery system.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company recorded negative fair value adjustments in the amount of $125 and $55 during the three months ended June 30, 2024 and 2023, respectively.

Interest costs net of capitalized interest were $3,917 and $3,211 during the three-month period ended June 30, 2024 and 2023, respectively. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$214,107	$4,023	7.5%	$152,750	$2,699	7.1%
Amortization of deferred loan fees	—	91	—	—	55	—
Other interest (income) expense	—	(54)	—	—	571	—
Subtotal	214,107	4,060	7.6%	152,750	3,325	8.7%
Capitalized interest	—	(143)	—	—	(114)	—
Total	$214,107	$3,917	7.3%	$152,750	$3,211	8.4%

The Company’s average overall debt for the three-month period ended June 30, 2024 was $214,107, as compared to $152,750 for the same period of the prior year. Our borrowings increased primarily as a result of higher inventory levels. As can be seen from the table, the effective bank interest rate on our revolving line of credit was 7.5% and 7.1% for the three-month periods ended June 30, 2024 and 2023, respectively.

Income tax benefit was $1,553. The effective income tax rate for the three months ended June 30, 2024, was computed based on the estimated effective tax rate for the full year which is approximately 39%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company’s subsidiaries in Brazil incurred losses during the period. These losses did not result in any tax benefits as the Brazilian subsidiaries maintain full valuation allowances against their net deferred tax assets. With the inclusion of discrete items and entities subject to full valuation allowances against related net deferred tax assets, the Company’s overall effective tax rate for the second quarter was 11.7%. During the three months ended June 30, 2024, the Company gained a tax benefit from transformation costs incurred as part of evaluating the current business structure, which resulted in a decrease in the effective tax rate.

We generated a loss before provision for income taxes of $13,274 and income $488 for the three months ended June 30, 2024 and 2023, respectively. Our net loss (after income taxes) for the three-month period ended June 30, 2024, was $11,721 or ($0.42) per basic and diluted share, as compared to $1,053 or ($.04) per basic and diluted share in the same quarter of 2023.

Six Months Ended June 30, 2024 and 2023:

Overview of the Company’s Performance

Commodity prices have steadily trended lower in the first half of 2024, including corn and soybean prices, that have shown steady weakness since the beginning of the year. Wheat prices experienced a period of exuberance during the spring, but the downturn recommenced in June, and wheat prices finished the second quarter lower than where they started the year. Already elevated inventory levels, coupled with a strong dollar and the expectation of a strong crop this season have led most agricultural commodities to finish the second quarter at the lowest price levels of the year. With this backdrop, procurement practices remain conservative. In an effort to control working capital levels and the associated carrying costs, the distribution channel for crop products remains tight. Despite this market dynamic, the Company’s net sales improved, and gross profit was in line with the first six months of 2023.

On a consolidated basis, with domestic sales up 5% and international sales broadly in-line with the same period of last year, overall net sales increased by 3% ($263,352 in 2024 as compared to $257,674 in 2023) despite strong generic competition in certain products across several regions. Cost of sales increased by 4% on an absolute basis, driven by raw material price inflation and sales mix, partially offset by improved factory performance during the first half of 2024, as compared to the first half of 2023. These factors, taken together, yielded a gross profit that was in line with the same period of 2023 ($80,192 as compared to $81,444) and gross margin percentage slightly declined to 31% from 32% in the first half of 2023.

In the first half of 2024, operating expenses increased by approximately 12%, as compared to those of the prior year period. Expenses were higher due to one-time expenses made up of business transformation costs, primarily related to the organizational redesign, standardized systems implementation and severance expenses for the former CEO.

Interest expense increased significantly during the period due to increased working capital primarily driven by higher inventories. This has resulted in higher average borrowings, coupled with higher interest rates, resulting in significantly higher interest expense. The Company's income tax benefit during the six months ended June 30, 2024 was $69, as compared to an expense of $1,181 during the six months ended June 30, 2023.

The Company recorded a net loss of $10,169 or ($.36) per basic and diluted share, as compared to net income of $865 or $0.03 per basic and diluted share in the first half of the prior year. Without one-time nonrecurring charges of $10,462, the adjusted net income would be $293 or $0.01 per share. Details on our financial performance are set forth below.

RESULTS OF OPERATIONS

Six months ended June 30, 2024, and 2023

	2024	2023	Change	% Change
Net sales:
U.S. crop	$119,542	$118,105	$1,437	1%
U.S. non-crop	36,787	30,759	6,028	20%
Total U.S.	156,329	148,864	7,465	5%
International	107,023	108,810	(1,787)	-2%
Total net sales	$263,352	$257,674	$5,678	2%
Total cost of sales	$(183,171)	$(176,230)	$(6,941)	4%
Total gross profit	$80,181	$81,444	$(1,263)	-2%
Total gross margin	30%	32%

Our domestic crop business recorded net sales that were 1% above those of first half of 2023 ($119,542 as compared to $118,105 in 2023). Herbicide sales were up 13% for the first half of the year, with the first quarter being particularly strong. Granular soil insecticides were up 2% in the first half of the year, led by Thimet sales, partially offset by lower Aztec sales.

Our domestic non-crop business recorded a 20% increase in net sales for the first half of the year (to $36,787 from $30,759). Biologicals continue to be an area of strength in the non-crop segment, with BotaniGard® and Mycotrol® gaining market share in the pest control area focused on aphids, thrips and whiteflies. Through the first half of the year, Naled sales were up 5%. The season’s first storm, Beryl, came at the beginning of the storm season, slightly altering buying patterns for this mosquito adulticide.

Net sales of our international businesses were broadly comparable during the first half of 2024, as compared to the same period of the 2023 ($107,023 versus $108,810 in 2023). Central American sales increased by 5% during the first half of the year, driven by strong granular soil insecticide sales. Brazilian sales were up by 24% as the company appears to be gaining market share, while Asian Pacific sales were down nearly 2% due to a strong US Dollar, and Canadian sales were also down 2%. Herbicides sales were the offset to strength in some of the regions with first half sales off 12% as compared to the same period of the prior year as generic, non-specific herbicides continue to drag profitability in that product market.

On a consolidated basis, gross profit for the six months of 2024 was flat at $80,181, as compared to $81,444 last year. Gross margin performance in 2024 decreased to 30% from 32% compared to the first half of 2023.

Operating expenses increased by $8,899 to $83,322 for the six-month period ended June 30, 2024, as compared to the same period in 2023. The changes in operating expenses by department are as follows:

	2024	2023	Change	% Change
Selling	$26,281	$26,571	$(290)	-1%
General and administrative:
Other	25,715	22,319	3,396	15%
Proxy activities	—	541	(541)	-100%
Amortization	6,559	6,709	(150)	-2%
Legal reserves	1,965	—	1,965	100%
Transformation	8,497	—	8,497	100%
Research, product development and regulatory	14,305	18,283	(3,978)	-22%
	$83,322	$74,423	$8,899	12%

•
Selling expenses decreased by $290 to end at $26,281 for the six-month period ended June 30, 2024, as compared to the same period of 2023. The main drivers were increased costs associated with acquisition related additional headcount, offset by lower travel and marketing costs.
•
Other general and administrative expenses increased by $3,396 to end at $25,715 for the six-month period ended June 30, 2024, as compared to the same period of 2023. The main drivers were additional audit and tax advisory services, increased other outside services and changes in transactional foreign exchange gains/losses.
•
During the six-months ended June 30, 2023, the Company spent $541 in fees associated with Proxy activities. There were no similar expenses during the same six-month period this year.
•
Amortization declined slightly during the six months ended June 30, 2024, as compared to the same period of the prior year, as the result of completely amortized assets.
•
Legal reserves are contingencies related to certain labor and employment matters.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $10,462. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. The Company has engaged a third-party consulting firm to assist it in navigating the project to gain the maximum benefit at the earliest possible time. Severance costs relating to the Company’s former CEO, which were incurred in connection with the staffing and execution of the Company’s transformation initiatives, are included in the transformation costs.
•
Research, product development costs and regulatory expenses decreased by $3,978 to end at $14,305 for the six-month period ended June 30, 2024, as compared to the same period of 2023. The costs were reduced by a data compensation settlement and by lower spending associated with related to the commercialization of our SIMPAS proprietary delivery systems.

During the six-month period ended June 30, 2024, the Company recorded an increase in the fair value of our equity investment in Clean Seed in the amount of $513, as compared to a decrease of $77 during the six months ended June 30, 2023. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

Interest costs net of capitalized interest were $7,610 in the first six-month period of 2024, as compared to $4,898 in the same period of 2023. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$195,375	$7,679	7.9%	$123,248	$4,241	6.9%
Amortization of deferred loan fees	—	182	—	—	118	—
Other interest expense	—	5	—	—	700	—
Subtotal	195,375	7,866	8.1%	123,248	5,059	8.2%
Capitalized interest	—	(256)	—	—	(161)	—
Total	$195,375	$7,610	7.8%	$123,248	$4,898	7.9%

The Company’s average overall debt for the six-month period ended June 30, 2024, was $195,375, as compared to $123,248 for the same period of the prior year. Our borrowings increased as a result of higher inventory levels. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 7.9% for the six months ended June 30, 2024, as compared to 6.9% in 2023.

Income tax benefit was $69 for the six months ended June 30, 2024, as compared to an income tax expense of $1,181 for the six-months ended June 30, 2023. The effective income tax rate for the six months ended June 30, 2024, was computed based on the estimated effective tax rate for the full year which is approximately 39%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company’s subsidiaries in Brazil incurred losses during the period. These losses did not result in any tax benefits as the Brazilian subsidiaries maintain full valuation allowances against their net deferred tax assets. With the inclusion of discrete items and entities subject to full valuation allowances against related net deferred tax assets, the Company’s overall effective tax rate for the six months ended June 30, 2024 was 0.7%. During the six months ended June 30, 2024, the Company gained a tax benefit from transformation costs incurred as part of evaluating the current business structure and beginning to develop options for alternative, more efficient, operating structures and the result was a decrease in the effective tax rate.

We incurred a loss before provision before income taxes of $10,238 for the six months ended June 30, 2024, as compared to income before taxes of $2,046 for the six months ended June 30, 2023. Our net loss (after income taxes) for the six-month period ended June 30, 2024 was $10,169 or ($0.36) per basic and diluted share, as compared to income of $865 or $0.03 per basic and per diluted share in the same period of 2023. Without one-time, nonrecurring charges of $10,462, the adjusted net income would be $293 or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $56,452 during the six-month period ended June 30, 2024, as compared to $96,602 during the six months ended June 30, 2023. Included in the $56,452 are net loss of $10,169, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $11,093, and provision for bad debts in the amount of $883, change in deferred income taxes of $276 and changes in liabilities for uncertain tax positions or unrecognized tax benefits of $71. Also included are stock-based compensation of $2,752, change in fair value of an equity investment of $513, and net foreign currency adjustments of $376. These together provided net cash inflows of $3,932, as compared to $15,670 for the same period of 2023.

During the six-month period of 2024, the Company increased working capital by $49,375, as compared to an increase of $110,845 during the same period of the prior year. Included in this change: inventories increased by $25,962, as compared to $50,900 for the same period of 2023. While increases in inventories are normal for the Company’s annual cycle, this year the Company has seen distinct changes in buying patterns across its global markets as customers are pushing back purchase close to time of use as they manage working capital and interest expense. In response the Company has worked hard to hold inventory levels down including holding down manufacturing output.

Customer prepayments decreased by $53,468, as compared to $83,225 in the same period of 2023, driven by customer decisions regarding the amount of prepayments they made during the final quarter of 2023, and by purchase orders received from those customers during the first two quarters and the product mix and payment terms on those purchase orders. Our accounts payable balances increased by $29,776, as compared to $9,105 in the same period of 2023, reflecting both the timing and terms of the related purchase orders. Accounts receivables increased by $13,498, as compared to a decrease of $6,092 in the same period of 2023. This is primarily driven by the amount of customers prepayments (which reduced), and the timing of customer demand and the geographic location for the sales. Prepaid expenses increased by $3,078, as compared to $1,749 in the same period of 2023. Income tax receivable changed by $7,129 as compared to $3,510 in the prior year. Accrued programs increased by $18,209, as compared to $19,607 in the prior year, driven by changes in mix of sales (products attract different program arrangements) and lower sales in our US Crop business (which is the main driver from programs). Finally, other payables and accrued expenses decreased by $1,665, as compared to an increase of $7,824 in the prior year.

Accrued program costs are recorded in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first six months of 2024, the Company made accruals for programs in the amount of $44,633 and payments in the amount of $26,615, resulting in a net increase in accrued program costs of $18,018. During the first six months of the prior year, the Company made accruals in the amount of $44,714 and made payments in the amount of $25,124, resulting in a net increase of accrued program costs of $19,607. The accruals for programs in the first six months of 2024 remains flat, as compared to prior year.

Cash used for investing activities for the six-month period ended June 30, 2024, and 2023 was $6,398 and $7,172, respectively. In 2024, the Company spent $4,944 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure, as compared to $6,498 for the same period of prior year. The Company made a payment of $1,529 for a product acquisition. In addition, the Company received proceeds from disposal of property, plant and equipment in the amount of $755, as compared to $44 in the prior year.

During the six months ended June 30, 2024, financing activities provided $70,285, as compared to $98,086 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $72,354 during the six-month period ended June 30, 2023, as compared to $108,450 in the same period of the prior year. The Company paid dividends to stockholders amounting to $1,670 during the six months ended June 30, 2024, as compared to $1,702 in the same period of 2023. During the six-month period ended June 30, 2023, the Company paid $7,226 for the repurchase of 408,201 shares of its common stock. The Company did not repurchase shares during the six-month period ending June 30, 2024. The Company received $430 for the issuance of ESPP shares and exercise of stock options for the six months ended June 30, 2024, as compared to $512 for the same period in prior year. Lastly, in exchange for shares of common stock returned by employees, the Company paid $829 and $1,948 for tax withholding on stock-based compensation awards during the six months ended June 30, 2024 and 2023, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2024	December 31, 2023
Revolving line of credit	$211,254	$138,900
Deferred loan fees	(1,036)	(1,218)
Net long-term debt	$210,218	$137,682

As of June 30, 2024, by virtue of Amendment Number Seven to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants.

At June 30, 2024, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $21,245, compared to $115,002 as of December 31, 2023.

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

Goodwill—The Company reviews goodwill for impairment utilizing either a qualitative or quantitative assessment. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. The Company annually tests goodwill for impairment at the beginning of the fourth quarter, or earlier if triggering events occur. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, gross margins, expenses, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, and synergies available to market participants. As of October 1, 2023, the Company conducted its annual impairment test by quantitatively testing goodwill assigned to its domestic and international reporting units. Based on the results of the quantitative test, the Company concluded that the fair value of both the domestic and international reporting units exceed their respective carrying value by 18% and 9%, respectively.

On April 9, 2024, out of an abundance of caution, the Company voluntarily suspended sales of Dacthal pending review and potential approval of a significantly narrower label submitted to the USEPA (refer to Note 12 to the condensed consolidated financial statements for further details). The Company performed an interim test for goodwill impairment in April 2024, conservatively excluding all Dacthal sales from its projected net sales. Based on the results of this quantitative test, the Company concluded that the fair value of both the domestic and international reporting units still exceed their respective carrying value by 11% and 6%, respectively.

The carrying value of both reporting units is mainly sensitive to discount rates, the projected net sales growth rates, gross margin improvements, and terminal growth rates. Negative deviations from the Company’s projections and assumptions used in its quantitative impairment test may result in an impairment. As of June 30, 2024, goodwill related to the domestic and international reporting units amounted to $9,132 and $39,746, respectively.

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

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2024, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2024, the Company’s management, including the Company’s Acting Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Item 1. Legal Proceedings

Please refer to Note 12 in the accompanying notes to the condensed consolidated financial statements for legal updates.

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

Public statements made by USEPA regarding their preliminary findings in connection with the registration review of the Company’s products could adversely affect product sales and/or commercial viability. Registrations for the Company’s products are subject to registration review by the USEPA from time to time. In the course of the review, the Company submits, and the USEPA reviews, data studies. At any stage in the course of the review, USEPA may reach preliminary findings that could impair the commercial viability of a product. For example, in connection with USEPA’s review of the DCPA registration, based upon a comparative thyroid assay study (which is comparatively rare and quite complex), based upon limited data points, the USEPA found an adverse effect upon neonate rodents. Consequently, in June 2024, the agency published preliminary findings, noting its concern that based upon current, permitted use patterns, the product could have an adverse effect upon human health and, in particular, pregnant women. At the same time, the agency invited the Company to examine mitigation measures to allay their concerns, which the Company is doing. On August 6, 2024, the agency issued an emergency suspension of DCPA products, which prohibits their distribution, sale and use. There is no guarantee that the DCPA registrations will not be cancelled. Regulatory activities of this nature, whether in connection with DCPA or other products of significance, could have a material adverse effect upon the Company’s financial performance.

The Company’s transformation initiatives may not generate the full benefit of targeted efficiencies. During the final quarter of 2023 and the first two quarters of 2024, the Company has invested in activities intended to transform both its digital platform (including business processes) and its business structures (ranging from organizational change to procurement) in the interest of achieving greater efficiencies and improving operating leverage. While the Company continues to pursue these initiatives and is taking all available measures to ensure success, there is no guarantee that these measures will yield the targeted results that the Company, working with its business consultants, has identified, or that the return on these initiatives will exceed the investment.

The carrying value of certain assets on the Company’s consolidated balance sheets may be subject to impairment depending upon market trends and other factors. The Company regularly reviews the carrying value of certain assets, including long-lived assets, inventory, fixed assets and intangibles. Depending upon the class of assets in question, the Company takes into account various factors including, among others, sales trends, market conditions, cash flows, profit margins and the like. Based upon this analysis, where circumstances warrant the Company may leave such carrying values unchanged or adjust them as appropriate. There is no guarantee that these carrying values can be maintained indefinitely, and it is possible that one or more such assets could be subject to impairment, particularly when, as now, the Company is engaged in transformational activity that may engender decisions to shift its emphasis with respect to products, markets or other business considerations. Such impairment could have a material adverse effect upon the Company’s financial reporting in future periods

Item 2. Purchases of Equity Securities by the Issuer

Pursuant to Amendments Number Six and Seven to the Third Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	Seventh Amendment to Third Amended Restated Loan and Security Agreement

31.1	Certification of the Acting Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 9, 2024	By:	/s/ Timothy J. Donnelly
Timothy J. Donnelly
Acting Chief Executive Officer

Dated: August 9, 2024	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer