Form 10-Q
period 2024-09-30
AMERICAN VANGUARD CORP
filed 2024-11-12
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 28,787,829 shares as of November 4, 2024.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$118,307	$149,516	$381,659	$407,191
Cost of sales	(101,014)	(106,432)	(284,185)	(282,662)
Gross profit	17,293	43,084	97,474	124,529
Operating expenses
Selling, general and administrative	(26,365)	(29,813)	(86,885)	(85,954)
Research, product development and regulatory	(11,177)	(9,080)	(25,482)	(27,363)
Transformation	(8,139)	—	(16,636)	—
Operating (loss) income	(28,388)	4,191	(31,529)	11,212
Change in fair value of equity investment	—	(247)	513	(324)
Interest expense, net	(4,378)	(3,384)	(11,988)	(8,282)
(Loss) income before income tax benefit (expense)	(32,766)	560	(43,004)	2,606
Income tax benefit (expense)	7,024	(885)	7,093	(2,066)
Net (loss) income	$(25,742)	$(325)	$(35,911)	$540
Net (loss) income per common share—basic	$(0.91)	$(0.01)	$(1.28)	$0.02
Net (loss) income per common share—assuming dilution	$(0.91)	$(0.01)	$(1.28)	$0.02
Weighted average shares outstanding—basic	28,173	27,919	28,015	28,236
Weighted average shares outstanding—assuming dilution	28,173	27,919	28,015	28,656

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(25,742)	$(325)	$(35,911)	$540
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax effects	(593)	(3,123)	(7,886)	2,928
Comprehensive (loss) income	$(26,335)	$(3,448)	$(43,797)	$3,468

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	September 30, 2024	December 31, 2023
Current assets:
Cash	$11,880	$11,416
Receivables:
Trade, net of allowance for credit losses of $8,661 and $7,107, respectively	146,145	182,613
Other	5,852	8,356
Total receivables, net	151,997	190,969
Inventories	246,037	219,551
Prepaid expenses	7,501	6,261
Income taxes receivable	7,690	3,824
Total current assets	425,105	432,021
Property, plant and equipment, net	73,494	74,560
Operating lease right-of-use assets, net	21,448	22,417
Intangible assets, net of amortization	164,480	172,508
Goodwill	48,012	51,199
Deferred income tax assets	12,218	2,849
Other assets	14,701	11,994
Total assets	$759,458	$767,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,557	$68,833
Customer prepayments	27,183	65,560
Accrued program costs	85,665	68,076
Accrued expenses and other payables	29,066	16,354
Operating lease liabilities, current	6,604	6,081
Income taxes payable	3,229	5,591
Total current liabilities	225,304	230,495
Long-term debt	178,749	138,900
Operating lease liabilities, long term	15,574	17,113
Deferred income tax liabilities	9,167	7,892
Other liabilities	2,756	3,138
Total liabilities	431,550	397,538
Commitments and contingent liabilities (Note 12)
Stockholders' equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,525,983 shares at September 30, 2024 and 34,676,787 shares at December 31, 2023	3,452	3,467
Additional paid-in capital	114,196	110,810
Accumulated other comprehensive loss	(13,849)	(5,963)
Retained earnings	295,310	332,897
Less treasury stock at cost, 5,915,182 shares at September 30, 2024 and December 31, 2023	(71,201)	(71,201)
Total stockholders’ equity	327,908	370,010
Total liabilities and stockholders’ equity	$759,458	$767,548

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2024

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2024	34,676,787	$3,467	$110,810	$(5,963)	$332,897	5,915,182	$(71,201)	$370,010
Stocks issued under ESPP	38,702	4	426	—	—	—	—	430
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(836)	—	—	(836)
Foreign currency translation adjustment, net	—	—	—	(1,564)	—	—	—	(1,564)
Stock-based compensation	—	—	2,005	—	—	—	—	2,005
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	39,145	4	(18)	—	—	—	—	(14)
Net income	—	—	—	—	1,552	—	—	1,552
Balance, March 31, 2024	34,754,634	3,475	113,223	(7,527)	333,613	5,915,182	(71,201)	371,583
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(840)	—	—	(840)
Foreign currency translation adjustment, net	—	—	—	(5,729)	—	—	—	(5,729)
Stock-based compensation	—	—	747	—	—	—	—	747
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(99,205)	(10)	(805)	—	—	—	—	(815)
Net loss	—	—	—	—	(11,721)	—	—	(11,721)
Balance, June 30, 2024	34,655,429	3,465	113,165	(13,256)	321,052	5,915,182	(71,201)	353,225
Stocks issued under ESPP	54,065	6	465					471
Foreign currency translation adjustment, net	—	—	—	(593)	—	—	—	(593)
Stock-based compensation	—	—	1,135	—	—	—	—	1,135
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,511)	(19)	(569)	—	—	—	—	(588)
Net loss	—	—	—	—	(25,742)	—	—	(25,742)
Balance, September 30, 2024	34,525,983	$3,452	$114,196	$(13,849)	$295,310	5,915,182	$(71,201)	$327,908

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2023

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, January 1, 2023	34,446,194	$3,444	$105,634	$(12,182)	$328,745	5,029,892	$(55,662)	$369,979
Stocks issued under ESPP	22,101	2	478	—	—	—	—	480
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(851)	—	—	(851)
Foreign currency translation adjustment, net	—	—	—	2,546	—	—	—	2,546
Stock-based compensation	—	—	1,474	—	—	—	—	1,474
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(4,466)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	27,835	(557)	(557)
Net income	—	—	—	—	1,918	—	—	1,918
Balance, March 31, 2023	34,463,829	3,446	107,591	(9,636)	329,812	5,057,727	(56,219)	374,994
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(848)	—	—	(848)
Foreign currency translation adjustment, net	—	—	—	3,505	—	—	—	3,505
Stock-based compensation	—	—	1,067	—	—	—	—	1,067
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	179,845	18	(1,939)	—	—	—	—	(1,921)
Shares repurchased	—	—	—	—	—	380,366	(6,669)	(6,669)
Net loss	—	—	—	—	(1,053)	—	—	(1,053)
Balance, June 30, 2023	34,643,674	3,464	106,719	(6,131)	327,911	5,438,093	(62,888)	369,075
Stocks issued under ESPP	27,924	3	497	—	—	—	—	500
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(834)	—	—	(834)
Foreign currency translation adjustment, net	—	—	—	(3,123)	—	—	—	(3,123)
Stock-based compensation	—	—	1,716	—	—	—	—	1,716
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(5,167)	—	5	—	—	—	—	5
Shares repurchased	—	—	—	—	—	477,089	(8,313)	(8,313)
Net loss	—	—	—	—	(325)	—	—	(325)
Balance, September 30, 2023	34,666,431	$3,467	$108,937	$(9,254)	$326,752	5,915,182	$(71,201)	$358,701

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(35,911)	$540
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant and equipment	6,655	6,396
Amortization of intangibles assets	9,947	10,009
Amortization of other long-term assets	199	1,445
Amortization of deferred loan fees	342	174
Provision for bad debts	1,278	952
Stock-based compensation	3,887	4,257
Change in deferred income taxes	(9,110)	(977)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	106	467
Change in equity investment fair value	(513)	324
Other	110	7
Foreign currency transaction losses	121	199
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	33,475	(29,055)
Increase in inventories	(29,429)	(58,163)
Increase in prepaid expenses and other assets	(4,107)	(633)
Change in income tax receivable/payable, net	(6,216)	(4,046)
Increase (decrease) in net operating lease liability	(48)	227
Increase in accounts payable	6,141	1,240
Decrease in customer prepayments	(38,375)	(104,590)
Increase in accrued program costs	17,721	29,779
Increase (decrease) in other payables and accrued expenses	13,878	(4,406)
Net cash used in operating activities	(29,849)	(145,854)
Cash flows from investing activities:
Capital expenditures	(6,106)	(8,589)
Proceeds from disposal of property, plant and equipment	66	200
Intangible assets	(341)	(759)
Net cash used in investing activities	(6,381)	(9,148)
Cash flows from financing activities:
Payments under line of credit agreement	(168,188)	(62,800)
Borrowings under line of credit agreement	208,037	228,500
Receipt from the issuance of common stock under ESPP	901	980
Net receipt from the exercise of stock options	—	46
Net payment for tax withholding on stock-based compensation awards	(1,416)	(1,957)
Repurchase of common stock	—	(15,539)
Payment of cash dividends	(2,510)	(2,550)
Net cash provided by financing activities	36,824	146,680
Net increase (decrease) in cash and cash equivalents	594	(8,322)
Effect of exchange rate changes on cash and cash equivalents	(130)	(477)
Cash and cash equivalents at beginning of period	11,416	20,328
Cash and cash equivalents at end of period	$11,880	$11,529

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

All significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those disclosed in the Company's Annual Report on Form 10-K except for the following:

Transformation

Transformation expenses on the condensed consolidated statements of operations include costs related to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. Transformation expenses primarily include costs for consulting services, severance costs, and other costs which were incurred in connection with the staffing and execution of the Company’s various transformation initiatives.

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

The operating lease expense for the three months ended September 30, 2024 and 2023, was $1,972 and $1,701, respectively, and $5,863 and $5,012 for the nine months ended September 30, 2024 and 2023, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$1,956	$1,601	$5,909	$4,788
ROU assets obtained in exchange for new liabilities	$541	$643	$4,211	$3,220

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2024 were as follows:

Weighted-average remaining lease term (in years)	4.55
Weighted-average discount rate	4.94%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2024 were as follows:

2024 (excluding nine months ended September 30, 2024)	$1,950
2025	7,078
2026	5,202
2027	3,451
2028	2,339
Thereafter	4,676
Total lease payments	24,696
Less: imputed interest	(2,518)
Total	$22,178

Amounts recognized in the condensed consolidated balance sheets at September 30, 2024:

Operating lease liabilities, current	$6,604
Operating lease liabilities, long-term	$15,574

3. Revenue Recognition —The Company recognizes revenue from the sale of its products, which include crop and non-crop products. The Company sells its products to customers, which include distributors, retailers, and growers. In addition, the Company recognizes royalty income from licensing agreements. Substantially all revenue is recognized at a point in time. During the three and nine months ended September 30, 2024, the Company recorded a reduction to sales in the amount of $11,783 related to the U.S. Crop business and $620 related to the international businesses in connection with the Company's voluntarily recall of the Dacthal product line. These amounts are based on estimated return claims from retailers and growers. The Company has one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	For the Three Months Ended September 30,
	2024	2023	Change	% Change
Net sales:
U.S. crop	$35,533	$67,749	$(32,216)	-48%
U.S. non-crop	22,454	19,250	3,204	17%
Total U.S.	57,987	86,999	(29,012)	-33%
International	60,320	62,517	(2,197)	-4%
Total net sales	$118,307	$149,516	$(31,209)	-21%

	For the Nine Months Ended September 30,
	2024	2023	Change	% Change
Net sales:
U.S. crop	$155,075	$185,823	$(30,748)	-17%
U.S. non-crop	59,241	50,041	9,200	18%
Total U.S.	214,316	235,864	(21,548)	-9%
International	167,343	171,327	(3,984)	-2%
Total net sales	$381,659	$407,191	$(25,532)	-6%

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and nine months ended September 30, 2024, that was included in customer prepayments at the beginning of 2024, was $12,042 and $65,512, respectively. The remaining balance of those customer prepayments from the start of 2024 in the amount of $48 is expected to be recognized as revenue in fiscal 2024. During the three months ended September 30, 2024, the Company received customer prepayments in the amount of $57,000 that are expected to be recognized as revenue during the 2024-2025 growing season in the United States, which began on September 1, 2024.

4. Property, Plant and Equipment — Property, plant and equipment at September 30, 2024 and December 31, 2023 consists of the following:

	September 30, 2024	December 31, 2023
Land	$2,757	$2,765
Buildings and improvements	21,131	21,088
Machinery and equipment	155,633	148,912
Office furniture, fixtures and equipment	12,529	10,622
Automotive equipment	1,043	1,247
Construction in progress	6,505	10,553
Total gross value	199,598	195,187
Less accumulated depreciation	(126,104)	(120,627)
Total net value	$73,494	$74,560

The Company recognized depreciation expense related to property and equipment of $2,290 and $2,074 for the three-month periods ended September 30, 2024 and 2023, respectively. The Company recognized depreciation expense related to property and equipment of $6,655 and $6,396 for the nine months ended September 30, 2024 and 2023, respectively.

Substantially all of the Company’s assets are pledged as collateral to its banks.

5. Inventories —Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	September 30, 2024	December 31, 2023
Finished products	$201,227	$198,935
Raw materials	44,810	20,616
Total inventories	$246,037	$219,551

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

7. Cash Dividends on Common Stock —The Company has declared and paid the following cash dividends in the periods covered by this Form 10-Q:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 10, 2024	June 26, 2024	July 10, 2024	$0.030	$840
March 11, 2024	March 27, 2024	April 10, 2024	$0.030	$836
December 15, 2023	December 29, 2023	January 12, 2024	$0.030	$834
September 12, 2023	September 22, 2023	October 6, 2023	$0.030	$834
June 12, 2023	June 28, 2023	July 14, 2023	$0.030	$848
March 13, 2023	March 24, 2023	April 14, 2023	$0.030	$851
December 13, 2022	December 28, 2022	January 11, 2023	$0.030	$851

8. Earnings Per Share — The components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(25,742)	$(325)	$(35,911)	$540
Denominator: (in thousands)
Weighted average shares outstanding-basic	28,173	27,919	28,015	28,236
Dilutive effect of stock options and grants	—	—	—	420
Weighted average shares outstanding-diluted	28,173	27,919	28,015	28,656

Due to a net loss for the three- and nine- month periods ended September 30, 2024 and for the three-month period ended September 30, 2023, stock options and other grants were excluded from the computation of diluted net loss per share. For the nine-month period ended September 30, 2023, no stock options were excluded from the computation of diluted net income per share.

9. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. The Company has no short-term debt as of September 30, 2024 and December 31, 2023. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2024	December 31, 2023
Revolving line of credit	$178,749	$138,900
Deferred loan fees	(1,726)	(1,218)
Total indebtedness, net of deferred loan fees	$177,023	$137,682

The deferred loan fees as of September 30, 2024 and December 31, 2023 are included in other assets on the condensed consolidated balance sheets.

The Company and certain of its affiliates are parties to a revolving line of credit agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Borrower Agent (including the Company and AMVAC BV), as Borrowers, on the one hand, and a group of commercial lenders led by Bank of the West as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. With respect to key financial covenants, the Credit Agreement originally contained two: namely, borrowers are required to maintain a Total Leverage Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of September 30, 2024, and a Fixed Charge Coverage Ratio of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15,000 or more in any 90-day period, AMVAC may step-up the Total Leverage Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50,000 do not require Agent consent.

On August 8, 2024, the Company and the lenders entered into Amendment Number Seven to the Credit Agreement, effective June 30, 2024, under which the Maximum Total Leverage Ratio was modified to 4.25 for the period ended June 30, 2024; 5.0 for the period ending September 30, 2024; 4.5 for the periods ending December 31, 2024, March 31, 2025 and 4.25 for June 30, 2025; 4.0 for the period ending September 30, 2025, and returning to 3.25 for the period ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio remains the same, and a new covenant, the Minimum Modified Current Ratio of not less than 1.5 (defined as the ratio of (i) Accounts Receivable plus Inventory, to (ii) Funded Debt of the Company and its Subsidiaries on a consolidated basis). In addition, the Company may not repurchase shares, pay cash dividends to shareholders or make Permitted Acquisitions without Lenders’ consent. In addition, for purposes of calculating Consolidated EBITDA, the basket for transformation and one-time (cash and non-cash charges (which are excluded from such measure) has been increased from $5,000 to $12,500 in second quarter 2024, $45,000 (in third quarter 2024, fourth quarter 2024 and first quarter 2025), $42,500 in second quarter 2025, $15,000 in third quarter 2025 and $7,500 in fourth quarter 2025, as measured on a four-quarter trailing basis. Finally, the interest rates for the Credit Agreement, as amended, were increased by 25bps to the extent the Total Leverage Ratio equals or exceeds 4.0 and remains at the rates set forth in the Amendment Number Six to the extent the Total Leverage Ratio is below 4.0.

The Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) LIBOR plus the “Applicable Margin” which is based upon the Total Leverage Ratio (“LIBOR Revolver Loan”) or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month LIBOR Rate plus 1.00%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). The Company and the Lenders entered into an amendment to the Credit Agreement, effective March 9, 2023, whereby LIBOR was replaced by SOFR with a credit spread adjustment of 10.0 bps for all SOFR periods. The revolving loans now bear interest at a variable rate based at our election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z) the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or nine- month periods, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date. The interest rate on September 30, 2024, was 8.48%. Interest was $4,435 and $3,384 for the three months ended September 30, 2024 and 2023, respectively, and $12,296 and $8,282 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company is deemed to be in compliance with its financial covenants. Furthermore, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $44,716 and $115,002 as of September 30, 2024 and December 31, 2023, respectively.

10. Comprehensive (Loss) Income — Total comprehensive (loss) income includes, in addition to net (loss) income, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and nine-month periods ended September 30, 2024 and 2023, total comprehensive (loss) income consisted of net (loss) income and foreign currency translation adjustments.

11. Stock-Based Compensation — Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended September 30, 2024 and 2023, the Company's stock-based compensation expense amounted to $1,135 and $1,716, respectively. During the nine months ended September 30, 2024 and 2023, the Company's stock-based compensation expense amounted to $3,887 and $4,257, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Nine Months Ended September 30, 2024
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2024	949,510	$21.28
Granted	58,573	10.39
Vested	(403,038)	20.40
Forfeited	(178,338)	20.05
Nonvested shares at September 30, 2024	426,707	$21.13

As of September 30, 2024, the total unrecognized stock-based compensation expense related to RSUs outstanding was $3,278 and is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

A summary of the time-based incentive stock option activity for the nine months ended September 30, 2024 is presented below:

	Options outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	146,680	$11.49	1.0	$—
Granted	680,737	$10.29	6.3	$—
Forfeited	(232,229)	$10.32	6.3	$—
Balance as of September 30, 2024	595,188	$10.58	5.6	$—
Options vested and exercisable as of September 30, 2024	203,542	$11.15	1.9	$—

As of September 30, 2024, the total unrecognized stock-based compensation expense related to stock options outstanding was $1,209 and is expected to be recognized over a weighted-average period of 2.3 years.

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

Department of Justice and Environmental Protection Agency Investigation. On November 10, 2016, AMVAC was served with a grand jury subpoena from the United States Attorney’s Office for the Southern District of Alabama, seeking documents regarding the importation, transportation, and management of a specific pesticide. The Company retained defense counsel to assist in responding to the subpoena and otherwise in defending the Company’s interests. AMVAC fully cooperated during the investigation. After interviewing multiple witnesses (including three employees before a grand jury in February 2022) and making multiple document requests, the Department of Justice (“DoJ”) identified the Company and a manager-level employee as targets of the government’s investigation. DoJ’s investigation focused on potential violations of two environmental statutes, the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and the Resource Conservation and Recovery Act (“RCRA”), as well as obstruction of an agency proceeding and false statement statutes. In March 2022, the individual target entered into a plea agreement relating to provision of false information in a government proceeding. In January 2024, the Company and DoJ reached an agreement in principle, subject to approval by the cognizant court and with respect to which the Company has recorded a loss contingency. A Company representative attended a hearing to enter a plea of guilty (to one count of transporting hazardous waste without a waste manifest) on the matter in late May 2024. Under the terms of the plea agreement, the Company would pay a fine and enter into a three-year probation during which it would be subject to an environmental compliance plan. The court provisionally accepted the plea, subject to entry of an order following a sentencing hearing on October 25, 2024, on which date the court accepted with finality the plea and entered a sentence as per the plea agreement. At that time, the Company paid a monetary fine, with respect to which a liability had been recorded during the quarter ended December 31, 2023.

Reyes v. AMVAC. On September 28, 2023, the Company received correspondence from counsel for ex-employee Jorge Reyes Jr. addressed to the California Department of Industrial Relations alleging a number of wage and hour violations under California law. This is a precursor to a civil filing under applicable state law. Subsequently, plaintiff, putatively on behalf of the class of similarly situated, non-exempt California-based employees, served a summons and complaint on the Company’s registered agent that had been electronically filed as Case No. 238TCV23665, captioned Jorge Reyes v. AMVAC etc., etal., with the Superior Court for the County of Los Angeles, Central District. As is typical of this sort of action, plaintiff alleges multiple wages and hours violations, including overtime, minimum wage, sick leave, rest periods and so on. The parties attended a settlement conference on September 4, 2024, at which time they agreed to settle the matter for an amount that was within the liability recorded during the quarter ended June 30, 2024. The settlement is subject to court approval which the Company believes will be forthcoming in the first quarter of 2025.

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

On August 6, 2024, USEPA issued an emergency order suspending all registrations of, and prohibiting all distribution, sale and use of, DCPA/Dacthal on the basis of its finding a risk of imminent harm to pregnant individuals who may be exposed to the product, based upon thyroid hormone disruption observed in prenatal rodents within a comparative thyroid assay test. While noting that the Company had attempted to address the agency’s concerns, USEPA could find no combination of practicable mitigations that would permit continued use of the product. The Company promptly implemented a program for effecting the return of product that was within the channels of trade. Further, on August 19, 2024, the Company filed notice of voluntary cancellation of DCPA products. The Company has taken charges in the amount of $16,191 during the three and nine months ended September 30, 2024. The charges include reported product returns from global distribution, retail and growers in the amount of $12,403 recorded as a reduction to net sales on the condensed consolidated statements of operations , inventory write-offs in the amount of $2,265 included in cost of sales on the condensed consolidated statements of operations, and logistics and disposal costs in the amount of $1,523 included in cost of sales on the condensed consolidated statements of operations. The corresponding liability related to the reported product returns and logistics and disposal costs in the amount of $13,926 is included in accrued expenses and other payables on the condensed consolidated balance sheets as of September 30, 2024.

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

15. Business Acquisitions — On October 5, 2023, the Company completed the acquisition of all outstanding stock of Punto Verde S.A. Punversa (Punto Verde), a well-established distributor in Guayaquil, Ecuador, to strengthen its product portfolio and market access in the Latin American region. The Company paid cash consideration of $4,492, which was net of cash acquired of $233. The acquisition was accounted for as a business combination and the purchase consideration was allocated as follows:

	Preliminary Allocation at December 31, 2023	Adjustments recorded in 2024	Final Allocation
Trade receivables	$1,883	$—	$1,883
Inventory and other current assets	1,330	—	1,330
Property, plant, and equipment	45	90	135
Customer relationships	—	1,300	1,300
Product registrations and product rights	104	396	500
Goodwill	2,948	(1,339)	1,609
Liabilities assumed	(1,818)	(447)	(2,265)
Total	$4,492	$—	$4,492

Liabilities assumed include liabilities of $447 related to income tax matters. Goodwill is not expected to be deductible for income tax purposes. The operating results of Punto Verde have been included in the Company's consolidated statements of operations from the date of acquisition. Pro-forma financial information is not included herein as the pro-forma impact of the acquisition is not material.

16. Accumulated Other Comprehensive Loss —The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, January 1, 2024	$(5,963)
Foreign currency translation adjustment, net of tax effects of ($205)	(1,564)
Balance, March 31, 2024	(7,527)
Foreign currency translation adjustment, net of tax effects of ($79)	(5,729)
Balance, June 30, 2024	$(13,256)
Foreign currency translation adjustment, net of tax effects of $159	(593)
Balance, September 30, 2024	$(13,849)

Balance, January 1, 2023	$(12,182)
Foreign currency translation adjustment, net of tax effects of ($132)	2,546
Balance, March 31, 2023	(9,636)
Foreign currency translation adjustment, net of tax effects of ($122)	3,505
Balance, June 30, 2023	$(6,131)
Foreign currency translation adjustment, net of tax effects of $133	(3,123)
Balance, September 30, 2023	$(9,254)

17. Equity Investments — In February 2016, AMVAC Netherlands BV made an investment in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of September 30, 2024 and December 31, 2023, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment. There was no impairment or observable price changes on the investment during the three and nine months ended September 30, 2024 and 2023. The investment is recorded within other assets on the condensed consolidated balance sheets and amounted to $2,869 as of September 30, 2024 and December 31, 2023.

On April 1, 2020, AMVAC purchased 6.25 million shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. The shares were publicly traded, had a readily determinable fair value, and were considered a Level 1 investment. In Q1 2024, Clean Seed's shares temporarily ceased trading. Since this investment does not have readily determinable fair value at this time, the Company has elected to measure the investment at the last trading price less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Clean Seed. The fair value of the stock amounted to $938 and $425 as of September 30, 2024 and December 31, 2023, respectively. The Company recorded a loss of $247 for the three months ended September 30, 2023. There was no change in value and no loss recorded in the three months ended September 30, 2024. The Company recorded a gain of $513 for the nine months ended September 30, 2024 and loss of $324 for the nine months ended September 30, 2023. The investment is recorded within other assets on the condensed consolidated balance sheets.

18. Income Taxes —Income tax benefit was $7,024 for the three months ended September 30, 2024, as compared to income tax expense of $885 for the three-months ended September 30, 2023. Income tax benefit was $7,093 for the nine months ended September 30, 2024 as compared to an income tax expense of $2,066 for the nine months ended September 30, 2023. The effective income tax rate for the three and nine-month periods ended September 30, 2024 was computed based on the actual effective tax rate for the year-to-date period ended September 30, 2024. This calculation resulted in an effective income tax rate of 21.4% for the three months ended September 30, 2024, as compared to 158.0% for the three-months ended September 30, 2023. The effective income tax rate was 16.5% for the nine months ended September 30, 2024, as compared to 79.3%. for the nine months ended September 30, 2023. The decrease in the effective income tax rate for the three and nine months ended September 30, 2024 compared to the same periods in the prior year is primarily attributable to income tax benefits associated with transformation costs and losses before provision for income taxes incurred during the periods of 2024.

It is expected that $328 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

19. Stock Re-purchase Programs — On March 8, 2022, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase an aggregate number of up to 1,000,000 shares of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws.

On May 25, 2023, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase up to $15,000 of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws.

The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three and nine months ended September 30, 2024 and 2023.

Three months ended	Total number of shares purchased	Average price paid per share	Total amount paid
September 30, 2024	—	—	$—
September 30, 2023	477,089	$17.42	$8,313

Nine months ended	Total number of shares purchased	Average price paid per share	Total amount paid
September 30, 2024	—	—	$—
September 30, 2023	885,290	$17.55	$15,539

Pursuant to Amendments Number Six and Seven to the Third Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

20. Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,833	$7,317
Income taxes, net of refunds	$8,150	$7,643
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$—	$834

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

Three Months Ended September 30, 2024 and 2023:

Overview of the Company’s Performance

Persistently low commodity prices and high input cost remain a challenge for the agricultural economy, however the supply chain has started to normalize and the recent decrease in interest rates should help to improve demand. Some pockets of strength have emerged, in areas such as biofertilizers, biostimulants and biochemicals, from which the Company has benefited. Notwithstanding these encouraging indicators, significant inventories of agricultural commodities remain in the supply chain that will need to be worked through before commodity prices can improve, thus a gradual recovery over several quarters is the most likely outcome for the agricultural economy.

Against this backdrop, overall sales for the third quarter of 2024 declined 21%, as compared to the third quarter of 2023. Domestic sales were down 33%, while international sales decreased by 4%. Our reported sales performance was negatively impacted by the voluntary product recall of our Dacthal product line, and lower sales of both granular soil insecticide and growth regulator products used on cotton accounted for the bulk of the sales decline. Other insecticide products and green solutions sales were relatively strong compared to the third quarter of 2023, but these areas of strength were not enough to overcome weakness in the previously mentioned categories.

The Company recorded a gross profit amounting to 15% of net sales, as compared to 29% in the same period of the prior year. The decline was driven primarily by the effect of the Dacthal recall (which amounted to a total value of $16,191) and generic price pressure on certain products - one key defoliant product in the U.S. crop market and a herbicide in Mexico. Further, the Company recorded additional inventory valuation reserves primarily associated with Dacthal inventories on hand.

Operating expenses, increased by 17%, as compared to the third quarter of 2023. Operating costs in the three months ended September 30, 2024 included non-recurring charges in the amount of $8,139, related to the on-going transformation activities.

Interest expense increased to $4,378 from $3,384 in the same period of the prior year, due almost entirely to higher interest rates as average debt was approximately flat with the same period last year. The increased interest rate was impacted by the terms of our credit facility agreement, by our overall financial performance and by costs associated with the recent modification.

The Company recorded an income tax benefit of $7,024, as compared to an income tax expense of $885 in the same period of last year.

These factors yielded a net loss of $25,742, or $(0.91) per share, compared to a loss of $325, or $(0.01) per share, in the prior year. Further details of our financial performance are set forth below.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2024 and 2023:

	2024	2023	Change	% Change
Net sales:
U.S. crop	$35,533	$67,749	$(32,216)	-48%
U.S. non-crop	22,454	19,250	3,204	17%
Total U.S.	57,987	86,999	(29,012)	-33%
International	60,320	62,517	(2,197)	-4%
Total net sales	$118,307	$149,516	$(31,209)	-21%
Total cost of sales	(101,014)	(106,432)	5,418	-5%
Total gross profit	$17,293	$43,084	$(25,791)	-60%
Gross margin	15%	29%

	Impact of Dacthal Recall
	2024	2023	Change
Net sales:
U.S. crop	$(11,783)	$—	$(11,783)
U.S. non-crop	—	—	—
Total U.S.	(11,783)	—	(11,783)
International	(620)	—	(620)
Total net sales	$(12,403)	$—	$(12,403)
Total cost of sales	(3,788)	—	(3,788)
Total gross profit	$(16,191)	$—	$(16,191)

Our domestic crop business recorded net sales during the third quarter of 2024 that were 48% lower than those of the third quarter of 2023 ($35,533 as compared to $67,749). The reduction in sales compared to the same quarter of the prior year is driven primarily by the reversal of sales associated with the voluntary product recall of Dacthal, which amounted to $11,783. In addition, in comparison to the same quarter of the prior year, we recorded lower sales of our granular soil insecticide Aztec. That product had not been available in the marketplace in the periods prior to the third quarter of 2023, and industry participants used availability in the third quarter of 2023 to rebuild inventory. In 2024, buying patterns have now normalized. Furthermore, sales or our granular soil insecticide Thimet were down as compared to the year ago period, as demand for this product emerged earlier than normal this year. .

Our domestic non-crop business posted a 17% increase in net sales in the third quarter of 2024, as compared to the same period in the prior year ($22,454 as compared to $19,250). Non-crop insecticides and OHP distribution sales were particularly strong during the quarter. OHP benefited from addition of sales from a new distribution agreement, including biologicals products.

Net sales in our international business declined by 4% during the period ($60,320 in 2024, as compared to $62,517 in 2023). Our granular soil insecticide business was supply constrained in Asia, where demand exceeded our supply and Brazilian sales were negatively impacted by a weakening currency.

On a consolidated basis, gross profit for the third quarter of 2024 decreased by 60% ($17,293 in the three months ended September 30, 2024, as compared to $43,084 in 2023). During the three months ended September 30, 2024, the Company commenced a product recall arising from our voluntary cancellation of Dacthal registrations. The Company recorded charges associated with the product recall from distribution, retail and growers and has recorded a liability in the amount of $16,191. The overall gross margin percentage ended at 15%, including the impact of the product recall, as compared to 29% in the second quarter of the prior year.

Operating expenses, including transformation costs, increased by 17% to $45,681, as compared to $38,893 in the same period of the prior year. Including in this increase, the Company incurred expenses in the amount of $8,139 related to on-going transformation activities. There were no comparable costs in the same period of the prior year. The changes in operating expenses by department are as follows:

	2024	2023	Change	% Change
Selling	$12,741	$14,718	$(1,977)	-13%
General and administrative
Other	10,945	11,794	(849)	-7%
Amortization	3,459	3,301	158	5%
Legal reserves	(780)	—	(780)	100%
Transformation	8,139	—	8,139	100%
Research, product development and regulatory	11,177	9,080	2,097	23%
Subtotal	$45,681	$38,893	$6,788	17%

•
Selling expenses decreased by $1,977 for the three months ended September 30, 2024, as compared with the same period of the prior year. This included decreased costs associated with employee wages and travel and reduced advertising and marketing spending.
•
Other general and administrative expenses decreased by $849 for the three months ended September 30, 2024, as compared to the same period of 2023, primarily driven by reductions in costs associated with stock compensation.
•
Amortization increased slightly during the three months ended September 30, 2024, as compared to the same period of the prior year, resulting from the addition of intangible assets in connection with the acquisition of Punto Verde.
•
Legal reserves are contingencies related to certain labor and employment matters. This matter was settled during the third quarter and the adjustment of $780 is to adjust the reserve amount to the agreed settlement.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $8,139. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. The Company has engaged a third-party consulting firm to assist it in navigating the project to gain the maximum benefit at the earliest possible time. Severance costs relating to the Company’s former CEO, which were incurred in connection with the staffing and execution of the Company’s transformation initiatives, are included in the transformation costs.
•
Research, product development costs and regulatory expenses increased by $2,097 for the three months ended September 30, 2024, as compared to the same period of 2023. The main drivers were increase in costs associated with regulatory and product development studies.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc., in the amount of $1,190. The Company did not record a fair value adjustment for the three-month period ended September 30, 20204. During the same period of the prior year, the Company and recorded negative fair value adjustments in the amount of $247 during the three months ended September 30, 2023.

Interest costs net of capitalized interest were $4,378 and $3,384 during the three-month period ended September 30, 2024 and 2023, respectively. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$209,840	$4,275	8.1%	$200,247	$3,578	7.1%
Amortization of deferred loan fees	—	160	—	—	56	—
Other interest (income) expense	—	38	—	—	(44)	—
Subtotal	209,840	4,473	8.5%	200,247	3,590	7.2%
Capitalized interest	—	(95)	—	—	(206)	—
Total	$209,840	$4,378	8.3%	$200,247	$3,384	6.8%

The Company’s average overall debt for the three-month period ended September 30, 2024 was $209,840, as compared to $200,247 for the same period of the prior year. Our borrowings increased primarily as a result of higher inventory levels. As can be seen from the table, the effective bank interest rate on our revolving line of credit was 8.1% and 7.1% for the three-month periods ended September 30, 2024 and 2023, respectively.

Income tax benefit was $7,023 for the three months ended September 30, 2024, as compared to an income tax expense of $885 for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 30, 2024, was computed based on the actual effective tax rate for the year-to-date period ended September 30, 2024 which is approximately 4.3%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company’s subsidiaries in Brazil incurred losses during the period. These losses did not result in any tax benefits as the Brazilian subsidiaries maintain full valuation allowances against their net deferred tax assets. With the inclusion of discrete items and entities subject to full valuation allowances against related net deferred tax assets, the Company’s overall effective tax rate for the third quarter was 21.4%. During the three months ended September 30, 2024, the Company gained a tax benefit from transformation costs incurred as part of evaluating the current business structure, which resulted in a decrease in the effective tax rate. Additionally, refer to the table below for details comprising the income tax benefit of $7,024 and the overall effective tax rate of 21.4% for the three months ended September 30, 2024.

	For the Three Months Ended September 30, 2024
	(Loss) income before provision for income taxes	Tax rate	Income tax benefit (expense)
Entities without valuation allowances (excluding transformation expenses and Dacthal recall adjustment)	$(7,619)	16.9%	$1,288
Transformation expenses	(8,139)	24.2%	1,969
Dacthal product recall adjustment	(16,191)	23.3%	3,777
Entities with valuation allowances	(817)	-1.2%	(10)
Total	$(32,766)	21.4%	$7,024

We generated a loss before provision for income taxes of $32,766 and income $560 for the three months ended September 30, 2024 and 2023, respectively. Our net loss (after income taxes) for the three-month period ended September 30, 2024, was $25,742 or ($0.91) per basic and diluted share, as compared to $325 or ($.01) per basic and diluted share in the same quarter of 2023.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2024 and 2023:

Overview of the Company’s Performance

Agricultural commodity prices steadily trended lower in the first nine months of 2024. The pace of the downtrend slowed during the third quarter, leaving prices near a two-year low. Corn and soybean prices have been particularly weak, with corn prices down more than 10% and soybean prices down more than 20% year to date, wheat prices have fared somewhat better but are still down approximately 5% year to date. These factors have led to procurement practices remaining conservative, despite a recent easing in interest rates.

On a consolidated basis, sales were down 6% over the first nine months of the year, compared to the first nine months of 2023. Domestic sales were down 9%, while international sales were down 2%. Our reported sales performance was impacted by the voluntary product recall of our Dacthal product line, and by granular soil insecticides and plant growth regulators in the U.S. and by a herbicide in Mexico.

The Company generated a gross profit margin of 26% in the first nine months of the year, as compared to 31% during the same period of last year. Included in this performance, during the first nine months of 2024, the Company voluntarily recalled all Dacthal product globally, and recorded $16,191 in liabilities as a result.

Operating expenses increased by 14%, as compared to the same period of 2023. Operating costs in the three months ended September 30, 2024 included non-recurring charges in the amount of $16,636, related to the on-going transformation activities.

Interest expense increased to $11,988 as compared to $8,282 in the first nine months of 2023, due to higher interest rates.

The Company's income tax benefit during the nine months ended September 30, 2024 was $7,093, as compared to an expense of $2,066 during the similar period of 2023.

The Company recorded a net loss of $35,911 or ($1.28) per basic and diluted share, as compared to net income of $540 or $0.02 per basic and diluted share in the first nine months of the prior year.

Nine months ended September 30, 2024, and 2023

	2024	2023	Change	% Change
Net sales:
U.S. crop	$155,075	$185,823	$(30,748)	-17%
U.S. non-crop	59,241	50,041	9,200	18%
Total U.S.	214,316	235,864	(21,548)	-9%
International	167,343	171,327	(3,984)	-2%
Total net sales	$381,659	$407,191	$(25,532)	-6%
Total cost of sales	(284,185)	(282,662)	(1,523)	1%
Total gross profit	$97,474	$124,529	$(27,055)	-22%
Gross margin	26%	31%

	Impact of Dacthal Recall
	2024	2023	Change
Net sales:
U.S. crop	$(11,783)	$—	$(11,783)
U.S. non-crop	—	—	—
Total U.S.	(11,783)	—	(11,783)
International	(620)	—	(620)
Total net sales	$(12,403)	$—	$(12,403)
Total cost of sales	(3,788)	—	(3,788)
Total gross profit	$(16,191)	$—	$(16,191)

Our domestic crop business experienced a 17% decrease in net sales for the first nine months of the year (to $155,075 versus $185,823). This included the impact of the voluntary recall of our Dacthal product, and lower granular soil insecticides including our Aztec product which experienced higher sales in the first nine months of 2023, as the market restocked after a period of supply difficulties.

Our domestic non-crop business recorded a 18% increase in net sales for the first nine months of the year (to $59,241 from $50,041). OHP recorded sales up 30% as a result of newly implemented distribution agreement, and a surge in demand for biological products. In addition, our non-crop segment performed well as a result of weather and pest pressure in the south-east following storm activity in the south-eastern U.S.

Net sales of our international businesses were slightly weaker than the first nine months of 2023 down 2% ($167,343 versus $171,327 in 2023). Two products, Mocap, a granular soil insecticide, and Assure II, a herbicide, account for virtually all of the weakness in international business. Weakness in Mocap can be attributed to a lack of inventory to service customer demand, while Assure II sales were pressured by generic competition.

On a consolidated basis, gross profit for the nine months of 2024 ended at $97,474, as compared to $124,529 for the same period of 2023. During the period, the Company assessed the liability associated with the global voluntary cancellation of the Dacthal registrations and has recorded a liability in the amount of $16,191. In addition, as noted above, the Company recorded lower sales in both the domestic and international crop businesses.

Gross margin performance in 2024 decreased to 26%, as compared to 31% during the same period of the prior year.

Operating expenses increased by $15,686 to $129,003 for the nine-month period ended September 30, 2024, as compared to the same period in 2023. The changes in operating expenses by department are as follows:

	2024	2023	Change	% Change
Selling	$39,022	$41,288	$(2,266)	-5%
General and administrative:
Other	36,660	34,115	2,545	7%
Proxy activities	—	541	(541)	-100%
Amortization	10,018	10,010	8	0%
Legal reserves	1,185	—	1,185	100%
Transformation	16,636	—	16,636	100%
Research, product development and regulatory	25,482	27,363	(1,881)	-7%
	$129,003	$113,317	$15,686	14%

•
Selling expenses decreased by $2,266 to end at $39,022 for the nine-month period ended September 30, 2024, as compared to the same period of 2023. The main drivers were decreased employee and associated travel costs and reduced advertising and marketing spending.
•
Other general and administrative expenses increased by $2,545 to end at $36,660 for the nine-month period ended September 30, 2024, as compared to the same period of 2023. The main drivers were additional audit and tax advisory services, increased other outside services, increased potential credit losses and changes in transactional foreign exchange gains/losses.
•
During the nine-months ended September 30, 2023, the Company spent $541 in fees associated with Proxy activities. There were no similar expenses during the same nine-month period this year.
•
Amortization increased slightly during the nine months ended September 30, 2024, as compared to the same period of the prior year, resulting from the addition of intangible assets in connection with the Punto Verde acquisition, largely offset by completely amortized assets.
•
Legal reserves represent the expected settlement related to certain labor and employment matters.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $16,636. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. The Company has engaged a third-party consulting firm to assist it in navigating the project to gain the maximum benefit at the earliest possible time. Severance costs relating to the Company’s former CEO, which were incurred in connection with the staffing and execution of the Company’s transformation initiatives, are included in the transformation costs.
•
Research, product development costs and regulatory expenses decreased by $1,881 to end at $25,482 for the nine-month period ended September 30, 2024, as compared to the same period of 2023. The costs were reduced by lower spending associated with related to the commercialization of our SIMPAS proprietary delivery systems.

During the nine-month period ended September 30, 2024, the Company recorded an increase in the fair value of our equity investment in Clean Seed in the amount of $513, as compared to a decrease of $324 during the nine months ended September 30, 2023. These changes in fair value of our investment directly reflect changes in the stock’s quoted market price.

Interest costs net of capitalized interest were $11,988 in the first nine-month period of 2024, as compared to $8,282 in the same period of 2023. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$200,187	$11,954	8.0%	$149,009	$7,819	7.0%
Amortization of deferred loan fees	—	342	—	—	174	—
Other interest expense	—	43	—	—	657	—
Subtotal	200,187	12,339	8.2%	149,009	8,650	7.7%
Capitalized interest	—	(351)	—	—	(368)	—
Total	$200,187	$11,988	8.0%	$149,009	$8,282	7.4%

The Company’s average overall debt for the nine-month period ended September 30, 2024, was $200,187, as compared to $149,009 for the same period of the prior year. Our borrowings increased as a result of higher inventory levels. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 8.0% for the nine months ended September 30, 2024, as compared to 7.0% in 2023.

Income tax benefit was $7,093 for the nine months ended September 30, 2024, as compared to an income tax expense of $2,066 for the nine-months ended September 30, 2023. The effective income tax rate for the nine months ended September 30, 2024, was computed based on the actual; effective tax rate for the year-to-date period ended September 30, 2024 which is approximately 4.3%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company’s subsidiaries in Brazil incurred losses during the period. These losses did not result in any tax benefits as the Brazilian subsidiaries maintain full valuation allowances against their net deferred tax assets. With the inclusion of discrete items and entities subject to full valuation allowances against related net deferred tax assets, the Company’s overall effective tax rate for the nine months ended September 30, 2024 was 16.5%. During the nine months ended September 30, 2024, the Company gained a tax benefit from transformation costs incurred as part of evaluating the current business structure and beginning to develop options for alternative, more efficient, operating structures and the result was a decrease in the effective tax rate. Additionally, refer to the table below for details comprising the income tax benefit of $7,093 and the overall effective tax rate of 16.5% for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30, 2024
	(Loss) income before provision for income taxes	Tax rate	Income tax benefit (expense)
Entities without valuation allowances (excluding transformation expenses and Dacthal recall adjustment)	$(5,257)	-6.3%	$(332)
Transformation expenses	(16,636)	22.1%	3,679
Dacthal product recall adjustment	(16,191)	23.3%	3,777
Entities with valuation allowances	(4,920)	-0.6%	(31)
Total	$(43,004)	16.5%	$7,093

We incurred a loss before income taxes of $43,004 for the nine months ended September 30, 2024, as compared to income before taxes of $2,606 for the nine months ended September 30, 2023. Our net loss (after income taxes) for the nine-month period ended September 30, 2024 was $35,912 or ($1.28) per basic and diluted share, as compared to income of $540 or $0.02 per basic and per diluted share in the same period of 2023.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $29,402 during the nine-month period ended September 30, 2024, as compared to $145,854 during the nine months ended September 30, 2023. Included in the $29,402 are a net loss of $35,911, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $17,143, and provision for bad debts in the amount of $1,278, change in deferred income taxes of $9,110 and changes in liabilities for uncertain tax positions or unrecognized tax benefits of $106. Also included are stock-based compensation of $3,887, change in fair value of an equity investment of $513, and net foreign currency adjustments of $121. These together provided net cash outflows of $22,889, as compared to a net cash inflows $23,793 for the same period of 2023.

During the nine-month period of 2024, the Company decreased working capital by $1,725, as compared to an increase of $160,094 during the same period of the prior year. Included in this change: inventories increased by $29,429, as compared to $58,163 for the same period of 2023. While increases in inventories are normal for the Company’s annual cycle, this year the Company has been successful at adjusting manufacturing output to better reflect customer changing buying patterns and have seen inventories rise at a slower rate as a result. We are now positioned to see inventories decline towards our year-end target.

Customer prepayments decreased by $38,375, as compared to a decrease of $104,590 in the same period of 2023. This included customer decisions to make prepayments amounting to $57,000 during the three months ended September 30, 2024, and by purchase orders received from those customers during the first nine months of 2024 and the product mix and payment terms on those purchase orders. Our accounts payable balances increased by $6,141, as compared to $1,240 in the same period of 2023, reflecting both the timing and terms of the related purchase orders. Accounts receivables decreased by $33,475, as compared to an increase of $29,055 in the same period of 2023. This is primarily driven by the amount of customers prepayments (which reduced), and the timing of customer demand and the geographic location for the sales. Prepaid expenses increased by $4,107, as compared to $633 in the same period of 2023. Income tax receivable increased by $6,216 as compared to an increase of $4,046 in the prior year. Accrued programs increased by $17,721, as compared to $29,779 in the prior year, driven by changes in mix of sales (products attract different program arrangements) and lower sales in our US Crop business (which is the main driver from programs). Finally, other payables and accrued expenses increased by $13,878, as compared to a decreased of $4,406 in the prior year.

Accrued program costs are recorded in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first nine months of 2024, the Company made accruals for programs in the amount of $55,455 and payments in the amount of $37,866, resulting in a net increase in accrued program costs of $17,721. During the first nine months of the prior year, the Company made accruals in the amount of $62,248 and made payments in the amount of $32,469, resulting in a net increase of accrued program costs of $29,779.

Cash used for investing activities for the nine-month period ended September 30, 2024, and 2023 was $6,828 and $9,148, respectively. In 2024, the Company spent $6,106 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure, as compared to $8,589 for the same period of prior year. The Company made a payment of $788 for a product acquisition for the nine-month period ended September 30, 2024, as compared to $759 for the same period in prior year. In addition, the Company received proceeds from disposal of property, plant and equipment in the amount of $66, as compared to $200 in the prior year.

During the nine months ended September 30, 2024, financing activities provided $36,824, as compared to $146,680 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $39,849 during the nine-month period ended September 30, 2023, as compared to $165,700 in the same period of the prior year. The Company paid dividends to stockholders amounting to $2,510 during the nine months ended September 30, 2024, as compared to $2,550 in the same period of 2023. During the nine-month period ended September 30, 2023, the Company paid $15,539 for the repurchase of 885,290 shares of its common stock. The Company did not repurchase shares during the nine-month period ending September 30, 2024. The Company received $901 for the issuance of ESPP shares and exercise of stock options for the nine months ended September 30, 2024, as compared to $980 for the same period in prior year. Lastly, in exchange for shares of common stock returned by employees, the Company paid $1,416 and $1,957 for tax withholding on stock-based compensation awards during the nine months ended September 30, 2024 and 2023, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2024	December 31, 2023
Revolving line of credit	$178,749	$138,900
Deferred loan fees	(1,726)	(1,218)
Net long-term debt	$177,023	$137,682

As of September 30, 2024, by virtue of Amendment Number Seven to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants.

At September 30, 2024, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $44,716, compared to

$115,002 as of December 31, 2023. The Company may not repurchase shares, pay cash dividends to shareholders or make Permitted Acquisitions without Lenders’ consent.

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

On April 9, 2024, out of an abundance of caution, the Company voluntarily suspended sales of Dacthal pending review and potential approval of a significantly narrower label submitted to the USEPA (refer to Note 12 to the condensed consolidated financial statements for further details). The Company performed an interim test for goodwill impairment in April 2024, excluding all Dacthal sales from its projected net sales. Based on the results of this quantitative test, the Company concluded that the fair value of both the domestic and international reporting units still exceed their respective carrying value by 11% and 6%, respectively.

The carrying value of both reporting units is mainly sensitive to discount rates, the projected net sales growth rates, gross margin improvements, and terminal growth rates. Negative deviations from the Company’s projections and assumptions used in its quantitative impairment test may result in an impairment. As of September 30, 2024, goodwill related to the domestic and international reporting units amounted to $9,132 and $38,880, respectively.

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2024, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2024, the Company’s management, including the Company’s Acting Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above.

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

Public statements made by USEPA regarding their preliminary findings in connection with the registration review of DCPA could expose the Company to future claims for personal injury which, in turn, could adversely affect the Company’s financial performance. In connection with USEPA’s review of the registration of DCPA products (herbicides used on high-value vegetables), based upon a single comparative thyroid assay study (which is comparatively rare and complex), the USEPA found an adverse effect upon neonate rodents. Consequently, in June 2024, the agency published preliminary findings, noting its concern that based upon current, permitted use patterns, the product could have an adverse effect upon human health. Accordingly, out of an abundance of caution, the Company submitted a significantly narrower label and voluntarily suspended sales of Dacthal pending review and potential approval of that label. Nevertheless, on August 6, 2024, the agency issued an emergency suspension of DCPA products, which prohibits their distribution, sale and use. On August 19, 2024, the Company filed a notice of voluntary cancellation of DCPA registration. In the course of this chronology and in spite of the Company’s voluntary efforts to mitigate risk, EPA has published multiple press releases in which it has repeatedly warned users of potential risk in using the product. Due to EPA’s public statements, the Company was unable to obtain product liability insurance coverage for claims relating to DCPA for the period postdating the renewal date of September 15, 2024. There is no guarantee that the agency’s statements will not result in future claims and/or lawsuits arising from alleged exposure to DCPA. Further, such claims and/or lawsuits could have a material adverse effect upon the Company’s financial performance.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 12, 2024	By:	/s/ Timothy J. Donnelly
Timothy J. Donnelly
Acting Chief Executive Officer

Dated: November 12, 2024	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer