Form 10-K
period 2024-12-31
AMERICAN VANGUARD CORP
filed 2025-05-29
CIK 5981

f130dli

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ta

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2024

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

☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $240.6 million. This figure is estimated as of June 30, 2024 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $8.60 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. The number of shares of $0.10 par value Common Stock outstanding as of June 30, 2024, was 34,655,429. The number of shares of $.10 par value Common Stock outstanding as of March 5, 2025 was 28,266,826.

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

December 31, 2024

AMERICAN VANGUARD CORPORATION

(Dollars in thousands, except per share data)

PART I

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to American Vanguard Corporation and its consolidated subsidiaries (“AVD”).

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources given that interest rate and inflation affect the debt market; the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting; and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Security and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

All dollar amounts reflected in the consolidated financial statements are expressed in thousands, except per share data.

Strategic Direction and Major Initiatives

During 2024, AVD took decisive and necessary measures to transform its entire enterprise into a platform for stronger growth and profitability. Leading up to 2024, it had become increasingly clear that while the Company had successfully grown in size and geographical reach through several years of acquisition activity, its operating leverage had eroded in the process. This, in turn, caused management and the board to take a close look at the consolidated enterprise with the goal of returning to higher EBITDA margins, achieving greater efficiency and laying the foundation for growth. To that end, the Company invested its resources by engaging outside consultants to study the business in depth and to map out a plan for transformation. Through these collective efforts, the Company defined a blueprint for success including both business transformation (e.g., driving down supply chain cost, optimizing manufacturing, establishing strategic go-to-market approach and structural reorganization). In addition, we are working with ERP provider QAD, to establish a robust, digital platform (to place the global business on a single platform, with standardized processes to support well-informed planning and business management). The vast majority of business transformation expenses were incurred in 2024. In subsequent years, the Company will be advancing the implementation plan largely through internal resources.

In the interest of expediting these transformation efforts, AVD recruited and hired a new CEO, Douglas A. Kaye III, in mid-December 2024. Mr. Kaye brings extensive experience in the crop protection industry, a keen business acumen and strong relationships with the Company's customers. Under Mr. Kaye's leadership, while establishing a new organizational structure, AVD has added experienced senior executives to newly created positions in supply chain and strategy roles to ensure sustainable, efficient operations and to help expand through new product launches while engendering a culture of accountability to KPIs captured in the mantra "simplify, execute and deliver".

Further, in the course of its assessment of development projects, investments, inventory trends and sales by product line, the Company identified a number of assets that have not maintained their current or future value and, under applicable accounting principles, are considered to be impaired. Chief among these assets is the Company's SIMPAS precision application technology, the adoption of which, after having improved modestly in prior years, came to a virtual halt in 2024. While SIMPAS has attained full functionality among current users, the Company has concluded that it is not positioned to commercialize this technology more broadly and cannot justify continued, significant investment. Similarly, AVD has concluded two herbicide products purchased in 2019 are impaired, their markets having largely evaporated. Taken together, nonrecurring charges including business transformation expenses, the impairment of the investment in SIMPAS, costs of voluntarily canceling Dacthal, goodwill and intangible assets impairment, inventory write downs, and certain other expenses during 2024 totaled $117,355. With these expenses behind us, the Company is moving with speed and intention to realize the substantial benefits of transformation and to return greater value to shareholders, as the new CEO leads the Company toward greater operational efficiency, growth and beneficial change.

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

The Company has one reportable segment.

AMVAC is a California corporation that traces its history from 1945 and is a manufacturer of chemical, biological and biorational products that develops and markets solutions for agricultural, commercial and consumer uses. It synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection. These products, which include insecticides, fungicides, herbicides, soil health, plant nutrition, molluscicides, growth regulators, soil fumigants, and biorationals, are marketed in liquid, powder, and granular forms. AMVAC primarily synthesizes, formulates, and distributes its own proprietary products or custom manufactures, formulates or distributes for others. In addition, the Company has carved out a leadership position in closed delivery systems, through the offering of certain of its products in SmartBox, Lock ‘n Load and EZ Load systems. AMVAC has historically expanded its business through both the acquisition of established chemistries, and the development and commercialization of new formulations or compounds through licensing arrangements. Beginning in 2021, we commenced basic molecular research and development of intellectual property related to our green solutions portfolio, which we have continued for purposes of addressing this growing market.

AMVAC BV is a Netherlands Corporation that was established in 2012 and is based in the Netherlands. AMVAC BV sells products both directly and through its network of subsidiaries in various international territories.

Below is a description of the Company’s acquisition/licensing during 2023. There were no acquisitions in 2024.

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

Backlog

AVD primarily sells its products based on purchase orders. The purchase orders are typically fulfilled within a short time frame. As a result, backlog is not considered a significant factor of, or a valid metric for, AVD’s business. In 2024, the Company has been impacted by customers preferring to buy smaller quantities closer to the time of use, preferring to rely on suppliers to hold inventory in readiness to respond to orders.

Customers

The Company’s largest three customers accounted for 14%, 13%, and 11% of the Company's sales in 2024; 15%, 14% and 8% in 2023; and 18%, 13% and 8% in 2022.

Distribution

In the U.S. AMVAC predominantly distributes its products through national distribution companies and buying groups or co-operatives, which purchase AMVAC’s goods on a purchase order basis and, in turn, sell them to retailers/growers/end-users.

Internationally, the Company has sales offices or wholly owned distributors in Central America, Mexico, Brazil, Australia, New Zealand and India, and sales force executives or sales agents in several other territories. The Company’s domestic and international distributors and agents typically have long-established relationships with retailers/end-users, far-reaching logistics and transportation capabilities, and/or customer service expertise. The markets for AVD’s products vary by region, target crop, use and type of distribution channel. AVD’s distributors and agents are experienced at addressing the needs of these various markets.

Competition

In its many marketplaces, AVD faces competition from both domestic and foreign manufacturers. Many of our competitors are larger and have substantially greater financial and technical resources than AVD. AVD’s capacity to compete depends on its ability to develop additional formulations of our proven grower solutions and/or expand its product lines, geographic footprint and customer base. AVD competes principally based on quality, product efficacy, price, technical service and customer support. In some cases, AVD has positioned itself in smaller niche markets, which are no longer addressed by larger companies. In other cases, for example in the Midwest corn and soybean markets, the Company competes directly against larger competitors.

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

Intellectual Property

AVD’s proprietary product formulations are protected, to the extent possible, as trade secrets and, to a lesser extent, by patents. Certain of the Company’s closed delivery systems are patented, and the Company has both pending and issued patents relating to its equipment portfolio. In addition, the Company owns multiple issued patents relating to both its low-impact Envance solutions as well as its Agrinos biological and microbial solutions. We have also developed our intellectual property portfolio by registering our trademarks and service marks. The Company believes that AVD’s trademarks bring value to its products in both domestic and foreign markets. AVD considers that, in the aggregate, its product registrations, trademarks, licenses, customer lists and patents constitute valuable assets. The Company does not regard its current business as being materially dependent upon any single product registration, trademark, license, or patent.

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

Similarly, all foreign countries in which we have registered products have their own regulatory laws and agencies which, like those in the U.S., require the submission of data to demonstrate that the subject products will not cause unreasonable adverse effects on human health or the environment. Some regions, such as the EU, follow a hazard-based approach, in which the cognizant agency typically evaluates a product based upon whether a less hazardous alternative is available, notwithstanding potential benefits. Many foreign agencies recognize data submissions in the form of international dossiers. Nevertheless, the laws governing registration, maintenance and expansion of our products vary from region to region.

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

The USEPA, state, and foreign agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AVD. AVD, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, required data relative to specific products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations, including in the case of adding labeled uses. This requirement results in operating expenses in such areas as regulatory compliance, with USEPA and other such bodies in the markets in which the Company sells its products. In addition, at times, the Company is required to generate new formulations of existing products and/or to produce new products in order to remain compliant. The Company recorded expenses in the amounts of $18,086, $21,833 and $18,081, during 2024, 2023 and 2022, respectively, on these activities. The costs are included within Research, Product Development and Regulatory in the Company’s consolidated statements of operations.

	2024	2023	2022
Registration	$11,934	$14,498	$11,979
Product development	6,152	7,335	6,102
Total	$18,086	$21,833	$18,081

Environmental

American Vanguard is committed to be a part of the global solution to reduce the overall impact on the environment through our focused improvement efforts that minimize energy consumption, greenhouse gas emission, waste generation, and water consumption at our manufacturing and laboratory facilities. We cover our commitment and the specifics of our environmental stewardship program in our 2024 Corporate Sustainability Report, which can be found on the Company's website.

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

The Company’s Chief Human Resources Officer will lead our Human Capital program, which consists of the following elements:

•
Board Oversight –through our Nominating and Corporate Governance Committee (“N&CG”), our board of directors oversees human capital-related risks and opportunities. Annually, the N&CG Committee requires that management provides an update on succession planning for key executives, emphasizing a forward-looking approach with a commitment to strategic leadership planning. We are developing Human Capital programs that drive a culture of performance and engagement.

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
•
Compensation – as highlighted in our strategy, compensation is a pivotal component of our human capital approach. We consistently motivate our workforce through competitive compensation and comprehensive welfare benefits. Additionally, we proactively educate our employees on the totality of their compensation, encompassing wages, stock-based compensation arrangements, health benefits, and paid time off.
•
Employee Engagement –our management style is to solicit good ideas from employees, involve them in implementation and give them recognition for ideas that succeed.

The Company employed 755 employees as of December 31, 2024, and 845 employees as of December 31, 2023. From time to time, due to the seasonality of its business, AVD uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

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

GemChem is a California corporation that was incorporated in 1991 and was subsequently purchased by the Company in 1994. GemChem sells into the pharmaceutical, cosmetic and nutritional markets. GemChem is a wholly owned subsidiary of AVD.

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

International operations

AMVAC BV is a registered Dutch private limited liability company that was formed in July 2012 to manage foreign sales on behalf of the Company. AMVAC BV is located in the Netherlands and is a wholly owned subsidiary of AMVAC Hong Kong. AMVAC Hong Kong is a wholly owned subsidiary of AMVAC. During 2024, 2023, and 2022, the international business sold the Company's products in 45 countries.

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

On October 5, 2023, AgriCenter acquired Punto Verde, an Ecuadorian company that distributes crop protection products primarily in Ecuador.

The Company classifies as international sales all products bearing foreign labeling shipped to a foreign destination.

	2024	2023	2022
International sales	$236,579	$234,855	$244,282
Percentage of net sales	43.2%	40.5%	40.1%

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

ITEM 1A. RISK FACTORS

Regulatory/ Supply Chain/Other Risks

Compliance with environmental and other regulations or changes in such regulations or regulatory enforcement priorities could increase our cost of doing business or limit our ability to market all our products. All pesticide products sold in the United States must comply with FIFRA and most must be registered with the U.S. EPA and similar state agencies. Our inability to obtain or maintain such registrations, or the cancellation of any such registration of our products, could have an adverse effect on our business, the severity of which would depend on a variety of factors, including the product(s) involved, whether another product could be substituted and whether our competitors were similarly affected. Various agencies within the U.S. (both federal and state) and foreign governments continue to exercise increased scrutiny in permitting continued uses (or the expansion of such uses) of many chemistries, including several of the Company’s products and, in some cases, have initiated or entertained challenges to these uses. The challenge of the regulatory climate is more pronounced in certain U.S. states and geographical regions outside the U.S. where the Company faces resistance to the continued use of certain of its products. For example, the European Union (“EU”) employs a hazard-based analysis when considering whether product registrations can be maintained; under this approach, EU regulatory authorities typically do not weigh benefit against risk in their assessments and routinely cancel products for which a safer alternative is available, notwithstanding the benefit of the cancelled product.

Additionally, changes in the regulatory environment could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. We are sensitive to regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Moreover, we are required to comply with protocols or applicable regulatory requirements of biological products. Protocols and regulations may change, or regulatory agencies may determine that a biological product is not approvable. There is a risk that future regulatory requirements may lead to delays in development of biologicals or limit growth from biologicals. Many countries require re-registration of pesticides to meet new and more challenging requirements; while we defend our products vigorously, these re-registration processes may result in significant additional data costs, reduced number of permitted product uses, or potential product cancellation. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. There is no guarantee that this regulatory climate will change in the near term or that the Company will be able to maintain or expand the use of many of its products in the face of such regulatory challenges.

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

USEPA has issued a proposed final decision (“PFD”) to cancel PCNB. In mid-2022, the USEPA issued a “proposed final decision” to cancel the fungicide PCNB, which is registered by the Company for use on golf courses and potatoes, among other uses. Under this mandate, the Company must meet a truncated schedule for defending this product, all of which is posted on a public docket. The Company has submitted proposed mitigation measures, and discussion with the program office continues. There is no guarantee that the Company will succeed in persuading USEPA not to cancel the PCNB registration.

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

Our business, financial condition and results of operations could be materially affected by disruptions in the global supply chain, including risks associated with sourcing and manufacturing outside of the U.S. and risks from tariffs and/or international trade wars. Despite improvement in container availability and freight costs, the global supply chain continues to present risk and create delays, unavailability of raw materials and adverse conditions for our industry. Industry consolidation, coupled with longer-term production commitments, has materially affected the Company’s supply of raw materials and intermediates in the past. Military conflict or related geopolitical tensions and disputes including increased trade barriers or restrictions on global trade could result in further supply disruptions and changes to foreign exchange rates and financial markets, any of which could adversely affect our business and supply chains. There is no guarantee that supply chain conditions will materially improve or that the Company will avoid material disruption. Such disruption could have a material adverse effect on the Company’s financial performance in future reporting periods.

In addition, we import raw materials and finished goods from countries outside of the United States, including but not limited to China. Our import operations are subject to complex customs laws, regulations, tax requirements, forced labor laws and trade regulations, such as tariffs set by governments, either through mutual agreements or bilateral actions. Tariffs on goods imported into the U.S., particularly goods from China, Mexico and/or Canada, have increased the cost of the goods we purchase. Additional tariffs and protectionist duties could be imposed by the U.S. with relatively short notice to us. These governmental actions could have, and any similar future actions may have, an adverse effect on our business, financial condition and results of operations. The overall effect of these risks is that our costs may increase or we may experience supply disruptions, which in turn may result in lower profitability if we are unable to offset such increases through higher prices, and/or that we may suffer a decline in sales if our customers do not accept price increases.

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

Our business is subject to fluctuations and volatility in the global economy. The Company’s global business operations give rise to market risk exposure related to changes in inflation, foreign currency exchange rates, including the impact of foreign currency exchange rates resulting from highly inflationary economies interest rates, commodity prices and other market factors such as equity prices. In addition, any volatility and disruption of financial markets could limit the ability of our customers and suppliers to obtain adequate financing to maintain operations, which could result in a decrease in sales volume and have a negative impact on the Company’s results of operations. If the Company fails to effectively manage such risks, it could have a negative impact on its results of operations.

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

The highly competitive nature of our markets could adversely affect our ability to maintain or grow revenues. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue. Also, there are changing competitive dynamics in the agrochemical industry as some of our competitors have consolidated, resulting in them having greater scale and diversity, as well as market reach. These competitive differences may not be overcome and may erode our business. Agriculture in many countries is changing and new technologies (e.g., precision pest prediction or application, data management) continue to emerge. At this time, the scope and potential impact of these technologies are largely unknown but could have the potential to disrupt our business.

Transformation/Credit and Other Risks

We have identified material weaknesses in our internal control over financial reporting, which has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2024. If we are unable to remediate the material weaknesses, discover additional weaknesses, or are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, our results of operations, stock price and investor confidence in our Company could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting as of the end of each fiscal year. In addition to the Company’s evaluation, our independent registered public accounting firm provides an opinion regarding the effectiveness of our internal control over financial reporting. As disclosed in more detail in Part II, Item 9A, “Controls and Procedures” below, we identified material weaknesses as of December 31, 2024, in our internal control over financial reporting. In particular, we have identified issues in principles associated with the control environment, control activities and risk assessment components of the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Specifically, a) within the Company’s Australian component (AgNova), the Company identified that the individuals performing control activities within the component were not sufficiently trained or adequately supervised, and lacked appropriate reporting lines and accountability; b) due to insufficient resources to facilitate a timely financial close process, the Company identified that there was a material weakness in the operation of internal controls over financial reporting specific to the controls being performed timely and further, within AgNova, the Company did not have sufficient segregation of duties in place; c) the Company identified that it did not design and implement an effective risk assessment and specifically, did not identify and assess changes to the business that could significantly impact the system of internal control; and d) the Company identified a deficiency that constituted a material weakness related to the review of customer agreements related to the accrued program costs and customer prepayments balances; specifically, the Company did not perform a sufficiently precise review in order to appropriately consider all agreed-upon terms with customers in its determination of the accrued program costs and customer prepayments balances. Management concluded that these issues constitute material weaknesses relating to the Company’s internal control over financial reporting (control environment, control activities and risk assessment).

Internal controls related to our financial reporting systems are important to accurately reflect our financial position and results of operations in our financial reports. If, as a result of the ineffectiveness of our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

Management has taken action to begin remediating the identified material weaknesses; however, we cannot be certain when remediation will be fully completed, or if our remediation efforts will be successful. Additional information regarding the initial remediation efforts is disclosed in more detail in Part II, Item 9A, “Controls and Procedures” below. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a significant deficiency or material weakness or uncover material errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future significant deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot provide assurance that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to fully remediate the control deficiencies that contributed to the identified material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

The Company’s transformation initiatives may not generate the full benefit of targeted efficiencies. During the final quarter of 2023 and full year 2024, the Company has invested in activities intended to transform both its digital platform (including business processes) and its business structures (ranging from organizational change to procurement) in the interest of achieving greater efficiencies, improving operating leverage and achieving greater market penetration. While the Company continues to pursue these initiatives and is taking all available measures to ensure success, there is no guarantee that these measures will yield the targeted results that the Company, working with its business consultants, has identified, or that the return on these initiatives will exceed the investment.

Reduced financial performance may limit the Company’s ability to borrow under its credit facility. The Company has historically grown net sales and net income through the expansion of current product lines, the acquisition of product lines from third parties and the acquisition of both domestic and international distributors with strong niche market positions. In order to finance such acquisitions, the Company has drawn upon its senior credit facility. However, the Company’s borrowing capacity under the senior credit facility depends, in part, upon its satisfaction of a negative covenant that sets a maximum ratio of borrowed debt to earnings (as measured over the trailing 12-month period). There is no guarantee that the Company will continue to generate earnings necessary to ensure that it has sufficient borrowing capacity to support future acquisitions or that, when necessary, the lender group will amend the senior credit facility to provide for such borrowing capacity. Furthermore, there is no guarantee that the Company will be able to obtain capital on equal or better terms than it enjoys under the current facility. Should that be the case, the higher the cost of capital in a new credit structure, the greater will be the potential adverse effect upon the Company’s financial performance.

The Company depends in part upon customer prepayments to meet its working capital needs. As is the case with other companies in this industry, the Company receives cash from certain major customers at year-end in exchange for granting discounts on the Company’s products during the first half of the following year. The Company typically uses this cash to pay down secured debt and for other working capital needs. This flow of cash obviates the need for additional borrowing, which, in turn, preserves borrowing capacity used in part for paying customer programs at the end of the calendar year and, consequently, reduces interest expense. There is no guarantee that the Company’s customers will continue to support the prepayment program at current levels. Further a material change in this program, or customer response to the current program, could have an adverse effect on the Company’s liquidity and its ability to meet working capital demands.

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

To the extent that capacity utilization is not fully realized at its manufacturing facilities, the Company may experience lower profitability. While the Company continuously endeavors to maximize utilization of its manufacturing facilities, our success in these endeavors is dependent upon many factors, including fluctuating market conditions, product life cycles, weather conditions in our key markets, availability of raw materials, manufacturing equipment performance, retention of the workforce and regulatory constraints, among other things. There can be no assurance that the Company will be able to maximize the utilization of its manufacturing facilities. Underutilization of such manufacturing resources could have a material adverse effect on the Company’s financial performance in future reporting periods.

Domestic and regional inflation trends, increased interest rates and other factors could lead to the erosion of economies and adversely impact the Company. Both the US and many other countries are experiencing inflation, which, in turn, is leading to increased costs in multiple industry segments, including agriculture and related industries. The persistence of inflation has led central bankers to increase interest rates within their regions. There is no guarantee that these measures will arrest the inflationary trend. Further, these factors, taken together with reduced productivity and constraints on the labor supply, could lead to recessionary periods in the regions in which the Company does business. While the Company takes measures within its control to manage the effects of inflation, higher interest rates and other factors, ultimately they are outside of the Company’s control. Further, the persistence and/or severity of one or more of them could have a material adverse effect on the Company’s financial performance in future reporting periods.

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

The Company’s investment in technology may not generate forecasted returns. The Company has had a history of investing in technological innovation, including with respect to natural oil technology and biorationals, as part of its growth strategy. These investments are based upon the premise that new technology will allow for safer handling or lower overall toxicity profile of the Company’s product portfolio, appeal to regulatory agencies and the markets we serve, gain commercial acceptance, and command a return that is sufficiently in excess of the investment. However, there is no guarantee that a new technology will be successfully commercialized, generate a material return or maintain market appeal. Further, many types of development costs must be expensed in the period in which they are incurred. This, in turn, tends to put downward pressure on period profitability. There can be no assurance that these expenses will be recovered through successful long-term commercialization of a new technology.

The Company’s growth has been fueled in part by acquisitions. Over the past few decades, the Company’s growth has been driven primarily by acquisitions and licensing of both established and developmental products from third parties. There is no guarantee that acquisition targets or licensing opportunities meeting the Company’s investment criteria will remain available or will be affordable. If such opportunities do not present themselves, then the Company may be unable to duplicate historical growth rates in future years.

The Company faces competition from generic competitors that source products from countries having lower cost structures. The Company continues to face competition from competitors around the globe that may enter the market through either offers to pay data compensation, or similar means in foreign jurisdictions, and then subsequently source material from countries having lower cost structures (typically India and China). These competitors typically tend to operate at thinner gross margins and, with low costs of goods, tend to drive pricing and profitability of subject product lines downward. There is no guarantee that the Company will maintain market share and pricing when facing such generic competitors, or that such competitors will not offer generic versions of the Company’s products in the future.

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

The Company’s customer base is relatively concentrated, with a small number of customers accounting for a significant portion of our sales. In 2024, our top three customers represented 38% of our sales, compared to 37% in 2023 and 39% in 2022. This concentration exposes us to potential risks, as any financial instability or changes in the purchasing behavior of these key customers could adversely impact our revenue. The reliance on such a limited number of customers makes us vulnerable to fluctuations in their financial health and could present challenges in maintaining consistent sales performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management & Strategy. AVD has adopted a comprehensive set of controls and processes to encourage a high level of awareness of, and responsiveness to, cybersecurity threats. The foundational document outlining the program is embodied in Registrant’s Enterprise Information Security Policy (the “REIS Policy”). The REIS Policy establishes a framework for the continuous monitoring of its computing resources, the maintenance and reporting of audit logs and the assessment of events that could form the basis of a threat. In addition, the REIS Policy sets forth requirements for employee awareness training, user authentication, software usage restrictions and boundary protection, among other things. The policy also establishes an incident response plan, including back-up hosting, alternate processing and system recovery, along with assignment of responsibility and resources for those activities. Within the exhibit of the REIS Policy, management either working alone or, in case of greater complexity, with consultants, will assess an incident or series of incidents for materiality, taking into account the nature of the incident, duration, the nature of data compromised, and the nature of damages (including with respect to reputational, third party, share price, and business interruption) and all within the context of the Company's financial performance during the affected reporting period(s).

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

On October 2, 2020, AMVAC completed the purchase of all outstanding shares of Agrinos which is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. Its High Yield Technology® product platform works in conjunction with other nutritional crop inputs to increase crop yield, improve soil health and reduce the environmental footprint of traditional agricultural practices. Agrinos has two primary state of the art biological production facilities, located in Clackamas, Oregon, and a second facility in Sonora, Mexico. The Clackamas and Sonora facilities are used as both manufacturing sites and operational centers for global supply chain and logistics.

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

AVD owns approximately 42 acres of unimproved land in Texas.

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

Holders

As of March 5, 2025, the number of stockholders of the Company’s Common Stock was approximately 11,025, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

Dividends

The Company has issued a cash dividend in each of the last twenty-seven years dating back to 1996. Cash dividends declared during the past three years are summarized in the table below.

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 10, 2024	June 26, 2024	July 10, 2024	0.030	840
March 11, 2024	March 27, 2024	April 10, 2024	0.030	835
Total 2024			$0.060	$1,675
December 15, 2023	December 29, 2023	January 12, 2024	$0.030	$834
September 12, 2023	September 22, 2023	October 6, 2023	0.030	834
June 12, 2023	June 28, 2023	July 14, 2023	0.030	848
March 13, 2023	March 24, 2023	April 14, 2023	0.030	851
Total 2023			$0.120	$3,367
December 12, 2022	December 28, 2022	January 11, 2023	$0.030	$851
September 12, 2022	September 23, 2022	October 7, 2022	0.025	715
June 6, 2022	June 24, 2022	July 8, 2022	0.025	742
March 14, 2022	March 25, 2022	April 15, 2022	0.025	736
Total 2022			$0.105	$3,044

Pursuant to the Amended Loan and Security Agreement, the Company is currently prevented from paying cash dividends to shareholders, effective November 7, 2023.

Share Repurchase Programs

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs through a combination of open market transactions and accelerated share repurchase (“ASR”) arrangements. The Company did not repurchase any of its common stock during the twelve months ended December 31, 2024.

Pursuant to the Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	424,511	$10.28	1,141,745
Total	424,511	$10.28	1,141,745

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the Russell 2000 Stock Index, and a peer group (S&P 400 Specialty Chemical Industry). The graph assumes that the beginning values of the investments in the Company, the Russell 2000 Stock Index, and the S&P 400 Specialty Chemical Index (a peer group of companies) each was $100 on December 31, 2019. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

ITEM 6 RESERVED

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; tariffs on imported goods; the potential for attaining the full benefits of our transformation initiatives; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; the impact of, and our ability to remediate, the identified material weaknesses in our internal controls over financial reporting; and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Security and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Report.

The discussion and analysis of our financial condition and results of operations for 2024, as compared to 2023, appears below.

MANAGEMENT OVERVIEW

During 2024, AVD took decisive and necessary measures to transform its entire enterprise into a platform for stronger growth and profitability. First, the Company engaged third party consultants to initiate a business transformation on multiple fronts (e.g., driving down supply chain cost, optimizing manufacturing, establishing strategic go-to-market approach and structural reorganization). These transformation efforts are expected to yield substantial benefits by 2026. Second, working with ERP provider QAD, the Company initiated a global-wide digital transformation to put all our businesses on one ERP platform with standardized processes. Third, the Company recruited and hired a new CEO to help expedite the transformation, following a charge to "simplify, execute and deliver." Fourth, in the process of examining its investments, inventory trends and assets, the Company concluded that certain assets - primarily, the Company’s investment in SIMPAS, and two herbicide products - were impaired. Taken together with the goodwill impairment, various business transformation related expenses, the expenses associated with the decision to voluntarily recall Dacthal products, and certain inventory write downs, the Company incurred nonrecurring charges of $117,355 during 2024. That said, the vast majority of business transformation expenses were incurred in 2024, and in subsequent years, the Company will be advancing the implementation plan largely through internal resources. Further, the Company proceeds into 2025 with an improved balance sheet and strong, focused leadership for realizing the benefits from our transformation efforts.

Turning to financial performance, the Company’s overall performance in 2024 declined as compared to 2023 due in part to the uneven impact of nonrecurring charges as described in the immediately preceding paragraph and in part to persistently low commodity prices and high input costs which negatively impacted the agricultural economy. Supply chains are beginning to normalize, but given the current economic backdrop it may be some time before consumers are inclined to meaningfully increase their inventory levels. Some pockets of strength are present, with biofertilizers, biostimulants and biochemicals growing much faster than the broader agricultural economy. The Company has made significant investment in these areas of growth, has benefited from this investment and expects to do so in the future. Across the broader agricultural economy, the company expects a gradual recovery looking forward from 2024, during which channel inventory was higher-than-historically normal.

Within this context, the Company experienced a drop in overall sales of approximately 5% during 2024, with domestic sales down 9% and international sales increasing by 1%. Most of the underperformance in sales was driven by two factors - a 40% drop in sales of the granular insecticide Aztec following unusually high sales in the prior year as a result of a period of product unavailability, and the impact of the voluntary cancellation and recall of the herbicide Dacthal.

Cost of sales remained high, increasing by 7% to end at 78% of net sales. The increase is attributed to the impact of the Dacthal recall which resulted in approximately $12,200 in credits to customers and $3,153 in inventory write downs and disposal costs, the decision to record additional reserves in the amount of $21,417 regarding obsolete and slow-moving inventories resulting from the Company's strategic review of its product portfolio to identify areas that were not positively contributing to generating shareholder value. and, where relevant, the estimated disposal costs. Further, the Company experienced some pockets of generic pressure in our international markets resulting in lowering prices to maintain market position. In addition, the Company incurred higher raw material costs as a result of inflationary pressure on raw material input prices. Finally, factory performance generated a higher net expense, as compared to 2023, as the Company worked to manage inventory levels in the face of market destocking activity. As a result, gross margin dropped to 22% in 2024 from 31% as compared to the prior year.

Operating expenses rose by about 42% in 2024, as compared to 2023, due primarily to certain non-cash asset impairment charges and our digital and structural transformation strategy. Primarily as a result of the nonrecurring impairment charges, operating expenses rose as a percentage of net sales to 40% in 2024, as compared to 27% in 2023.

With continued comparative lower sales and higher inventory level, during 2024, the Company’s average indebtedness increased to $195,160, as compared to $167,976 during 2023 and, coupled with higher interest rates, interest expense for the year rose. Net sales improved in the fourth quarter and, coupled with customer prepayment activity, enabled the Company to reduce inventory and indebtedness by December 31, 2024.

On a full-year basis, the Company generated net loss of $126,340 (or $4.50 per share), as compared to generating a net income of $7,519 (or $0.26 per share) during 2023. Details of our financial performance are set forth below.

Results of Operations

2024 Compared with 2023:

	2024	2023	$ Change	% Change
Net sales:
U.S. crop	$228,327	$269,229	$(40,902)	-15%
U.S. non-crop	82,400	75,287	7,113	9%
Total U.S.	310,727	344,516	(33,789)	-10%
International	236,579	234,855	1,724	1%
Total net sales	$547,306	$579,371	$(32,065)	-6%
Total cost of sales	$(426,989)	$(400,207)	$(26,782)	7%
Total gross profit	$120,317	$179,164	$(58,847)	-33%
Total gross margin	22%	31%

Net sales of our U.S. crop business were 15% lower than those of the prior year. The three key factors driving performance lower were the recall of Dacthal, lower sales of Aztec and lower agriculture acreage planted. During 2024, the Company halted manufacturing and then voluntarily cancelled the product registration for Dacthal following USEPA's preliminary findings of a potential adverse effect based upon a single study. The product recall associated with this cancellation negatively impacted 2024 revenue and profitability. With respect to Aztec, customer purchases exceeded end-user demand in 2023, and these customers worked down excess inventory in 2024, negatively impacting sales of this high-margin product. We expect demand patterns for Aztec to normalize over 2025. Further, negatively impacting results were the number of agriculture acres planted, as compared to 2023, with corn acres 4% lower than the prior year. Weak agricultural commodity prices, leading to lower farm net-income, were the reason that fewer acres were planted in 2024.

Net sales of our U.S. non-crop business were 9% higher than those of the previous year. This improvement was driven by our business-to-business technical sales, along with growth in mosquito vector solutions. The company expects the non-crop business to continue to grow over the coming quarters driven by business-to-business gains and growth across all segments.

Net sales of our International businesses were 1% higher than those of the previous year. Granular soil insecticides sales, our largest international product category, exhibited strength, increasing by 10% as compared to the prior period, while herbicide sales decreased by approximately 27%. Generic crop protection products continued to create a difficult pricing environment for many of our products, and results were negatively impacted near the year-end by strength in the U.S. Dollar and the attendant effect of foreign currency exchange.

Overall costs of sales increased by 7% across our U.S. crop, U.S. non-crop and International. The increased cost of sales can be attributed to elevated raw material prices, which were fueled by broad-based inflationary pressures. In addition, as part of its strategic review, the Company has completed a comprehensive assessment of its inventories and determined that a number of items are either obsolete or slow moving and has taken a write down of $21,417 to reflect the net realizable value of these items.

Operating expenses increased by $66,003 in 2024 to $221,872, as compared to $155,869 in 2023. The differences in operating expenses by department are as follows:

	2024	2023	Change	% Change
Operating expenses
Selling, general and administrative	$106,295	$103,605	$2,690	3%
Amortization	13,339	13,282	57	0%
Research, product development and regulatory	32,662	38,025	(5,363)	-14%
Transformation	20,162	957	19,205	100%
Asset impairments	50,414	—	50,414	100%
Gain from sale of assets	(1,000)	—	(1,000)	-100%
Total	$221,872	$155,869	$66,003	42%

•
Selling, general and administrative expenses increased to end at $106,295 for the year ended December 31, 2024, as compared to $103,605 in 2023. Included within this expense, the Company's leadership team made the decision to pay a modest bonus to all employees as a recognition of the steadfast support for the Company’s transformation efforts during a challenging year.
•
Amortization ended the year at $13,339 which was slightly up in comparison to the prior year and included accelerated amortization of $179 associated with two small assets.
•
Research, product development and regulatory expenses decreased by 13% to $32,662 in 2024, as compared to $38,025 in 2023. The costs were reduced by lower spending as the Company made the decision to stop investing in the development and commercialization of the SIMPAS proprietary delivery systems.
•
Transformation cost of $20,162 relate to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services. Included in these costs, the Company made the decision that it was necessary to recruit a new CEO to drive the business transformation. During 2024, third party consultants were engaged by the Company to assist it in navigating the project to gain the maximum benefit at the earliest possible time.
•
Asset impairments of $50,414 includes costs associated with the Company’s determination that its investment in its SIMPAS technology is impaired. The impairment impacted fixed and intangible assets and resulted in a non-cash charges of $17,683. In addition, the Company recorded non-cash impairment charges related to its domestic and international goodwill assets in the amount of $27,049. Secondly, the Company concluded that there was an asset impairment related to the purchase of two herbicide products. The market for these two products has been greatly reduced by weed resistance and competitive products. As such, the Company has decided to no longer market the product, and recorded a non-cash impairment charge of $5,682.

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc. (Clean Seed) in the amount of $1,190. The investment is carried at fair value and is included in other assets on the Company’s consolidated balance sheets. The Company recorded a gain related to Clean Seed’s change in fair value in the amount of $513 during 2024, as compared to losses of $359 in 2023. These gains and losses are included in change in fair value of equity investments on the Company’s consolidated statements of operations.

Net interest expense was $16,243 in 2024, as compared to $12,639 in 2023. Interest costs are summarized in the following table:

	2024			2023
Average Indebtedness and Interest expense	Average Debt	Interest Expense, net	Effective Interest Rate	Average Debt	Interest Expense, net	Effective Interest Rate
Senior credit facility	$195,160	$15,518	8.0%	$167,976	$12,136	7.2%
Interest Income, net	—	(230)	—	—	(368)	—
Amortization of deferred loan fees	—	536	—	—	255	—
Other interest	—	815	—	—	1,183	—
Subtotal	195,160	16,639	8.5%	167,976	13,206	7.9%
Capitalized interest	—	(396)	—	—	(567)	—
Total	$195,160	$16,243	8.3%	$167,976	$12,639	7.5%

The Company’s average debt for the year ended December 31, 2024, was $195,160, as compared to $167,976 for the year ended December 31, 2023. The increase in average debt can be in large part attributed to the global agriculture market continuing to focus on buying smaller individual order quantities frequently and closer to the time of use and with enhanced focus on their own inventory levels. This effective destocking of the channel is a global agricultural market reaction to high interest rates and the drive by distribution to push working capital back to manufacturers. Our effective interest rate on our senior credit facility increased to 8.0%, as compared to 7.2% in 2023.

Our provision for income taxes for 2024 was $5,882, as compared to $2,778 for 2023. The effective tax rate for 2024 was negative 4.9%, as compared to 27.0% in 2023. The decrease of the effective tax rate in 2024, as compared to 2023, was primarily due to the establishment of a valuation allowance recorded against the U.S. net deferred tax assets during 2024.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for the 2021 through 2023 tax years. State income tax returns are subject to examination for the 2020 through 2023 tax years. The Company has other foreign income tax returns subject to examination.

Net loss was $126,340 or $4.50 per basic share and diluted share in 2024, as compared to a net income of $7,519 or $0.27 per basic and $0.26 per diluted share in 2023.

Comprehensive loss was $139,170 in 2024, as compared to a comprehensive income of $13,738 in 2023. In addition to net (loss) income, foreign currency translation adjustment, net of tax is included in comprehensive (loss) income. The foreign currency translation adjustment, net of tax, was negative $13,824 in 2024, as compared to a positive $6,219 in 2023. The negative adjustment in 2024 was driven by the US Dollar getting stronger compared to the local currencies of the Company's international operations in Mexico, Brazil, and Australia, which use the respective local currencies as their functional currency.

Liquidity and Capital Resources

Cash in operating activities provided $3,923 during the year ended December 31, 2024, as compared to cash used in operating activities of $58,748 in the prior year. Included in the $3,923 are net loss of $126,340, plus non-cash depreciation, amortization of intangibles and other long-term assets in the amount of $22,548, amortization of deferred loan fees and discounted liabilities of $536, gain on disposal of property, plant and equipment of $1,000, impairment of assets including fixed assets, intangible assets and goodwill of $50,414, and provision for bad debts in the amount of $2,319. In addition, stock-based compensation of $4,412, change in value of deferred income taxes of $1,462, change in value for uncertain tax positions or unrecognized tax benefits of $1,547, change in fair value of investments of $2,356, non-cash lease expense of $37, and net foreign currency adjustment of $804, resulted in net cash used in operating activities (prior to changes in assets and liabilities associated with operations, net of business combinations) of $44,083, as compared to net cash provided by operating activities of $29,713 for the same period of 2023.

The Company’s working capital decreased by $54,983 at December 31, 2024. Included in this change, accounts receivable increased by $11,073 as a result of timing of orders, mix of customers, products and jurisdictions, inventories decreased by $35,213 as a result of a hard drive to reduce inventories and the result of recording certain inventory write downs, tax receivable increased by $3,775 driven by losses recorded at the end of 2024, and prepaid expenses increased by $654. Customer prepayments decreased by $12,882, driven by customer decisions to make early payments in return for future discounts on product purchases as part of the Company’s early cash incentive programs and their choices about when to utilize the prepaid amounts. Our accounts payable balances increased by $3,714 primarily due to timing of supplier invoice due dates and the drive by the Company to reduce inventory in the final quarter of the year. Program accruals increased by $1,775, and other payables and accrued expenses increased by $17,202.

With regard to our program accrual, the year-over-year change is primarily driven by the mix of product line sales and customers in 2024, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Most of our programs relate to domestic sales. Typically, domestic crops have a growing season that ends on August 31st of each year. During 2024, the Company made accruals in the amount of $93,301 and payments in the amount of $92,188. During 2023, the Company made accruals in the amount of $93,264 and payments in the amount of $85,931.

Cash used for investing activities amounted to $6,623 for the year ended December 31, 2024, as compared to $17,017 in 2023. In 2024, the Company spent $7,279 on capital expenditures primarily focused on continuing to invest in manufacturing infrastructure focused on safety and improvement of production efficiency and capabilities. Furthermore, the Company spent $409 on registrations and patents and received $1,065 in disposal of fixed assets. In 2024, the Company did not make any business acquisitions.

During the year ended December 31, 2024, financing activities provided $4,540 as compared to $66,737 provided during the prior year. This included increasing net borrowings by $8,431, as compared to an increase of $86,600 in 2023. The Company paid $850 in deferred loan fees during the year ended December 31, 2024. During 2024, the Company paid dividends to stockholders amounting to $2,510, as compared to $3,384 in 2023. Further, the Company did not repurchase common stock in 2024, as compared to using $15,539 to repurchase common stock in 2023. The Company made no payments for contingent consideration in 2024 or 2023.

The Company has long-term debt as of December 31, 2024 and 2023 relating to a senior credit facility as summarized in the following table:

Indebtedness	2024	2023
Senior credit facility	$147,332	$138,900
Deferred loan fees	(1,532)	(1,218)
Total indebtedness	$145,800	$137,682

The deferred loan fees as of December 31, 2024 and 2023 are included in other assets on the consolidated balance sheets.

The Company and certain of its affiliates are parties to a senior credit facility agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as "Borrowers", on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. The Credit Agreement amended and restated the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of December 31, 2024, and a Fixed Charge Coverage Ratio ("FCCR") of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15,000 or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50,000 did not require Agent consent.

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

On November 7, 2023, the Company entered into Amendment Number Six to the Third Amended Loan and Security Agreement that provided relief in respect of both financial covenants. On August 8, 2024, the Company and the lenders entered into Amendment Number Seven to the Credit Agreement, effective June 30, 2024, under which the Maximum Total Leverage Ratio was modified to 4.25 for the period ended June 30, 2024; 5.0 for the period ended September 30, 2024; 4.5 for the period ended December 31, 2024, 4.5 for the period ending March 31, 2025, 4.25 for the period ending June 30, 2025; 4.0 for the period ending September 30, 2025, and returning to 3.25 for the periods ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio remains the same, and a new covenant (added as part of Amendment Number seven), the Minimum Modified Current Ratio of not less than 1.5 (defined as the ratio of (i) Accounts Receivable plus Inventory, to (ii) Funded Debt of the Company and its Subsidiaries on a consolidated basis). In addition, the Company may not repurchase shares, pay cash dividends to shareholders or make Permitted Acquisitions without Lenders’ consent. In addition, for purposes of calculating Consolidated EBITDA, the basket for transformation and one-time (cash and non-cash charges (which are excluded from such measure) has been increased from $5,000 to $12,500 in second quarter 2024, $45,000 (in third quarter 2024, fourth quarter 2024 and first quarter 2025), $42,500 in second quarter 2025, $15,000 in third quarter 2025 and $7,500 in fourth quarter 2025, as measured on a four-quarter trailing basis. Finally, the interest rates for the Credit Agreement, as amended, were increased by 25bps to the extent the Total Leverage Ratio equals or exceeds 4.0 and remains at the rates set forth in the Amendment Number Six to the extent the Total Leverage Ratio is below 4.0.

On March 12, 2025, the Company entered into Amendment Number Eight to the Third Amended Loan and Security Agreement that provided relief in respect of both financial covenants, under which the Maximum Total Leverage Ratio was modified to 6.25 for the period ending March 31, 2025; 6.25 for the period ending June 30, 2025; 5.75 for the period ending September 30, 2025 and returning to 3.25 for the periods ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio is changed to 1.15 for the period ending March 31, 2025, and returning to 1.25 for the period ending June 30, 2025 and thereafter. In addition, the Applicable Margins for the Revolver Loans are changed to 3.75% for SOFR and 2.75% as the Adjusted Base Rate; the Unused Line Fee Rate is 0.35% and the Letter of Credit Fee is 3.75%. Further, notwithstanding financial performance, the borrowing capacity is capped below the facility’s previous maximum ($275,000) by $50,000 through June 30, 2025, then by $40,000 through December 31, 2025, and then by $75,000 through the expiration of the facility. Finally, the definition of Consolidated EBITDA was changed to exclude non-recurring non-cash charges as well as cash charges that do not exceed various sums in various categories over the balance of the term.

On May 27, 2025, the Company and the lenders entered into Amendment Number Eleven to the Third Amended Loan and Security Agreement, under which events of default arising from the failure of Borrowers to be in compliance with both the Total Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2025, were waived. In addition, the Total Revolver Commitment was reduced from $275,000 to the following: $245,000, effective from the Closing Date through November 29, 2025; $225,000 effective from November 30, 2025, through December 30, 2025; and $200,000 from December 31, 2025, through the expiration of the agreement. In addition, the due date for audited fiscal year-end financial statements was extended to one hundred fifty-seven (157) days (after the end of the fiscal year) for 2025 only, and the due date for first quarter financial statements was extended to sixty-seven (67) days after March 31, 2025. In addition, the Maximum Total Leverage Ratio covenant was suspended for the quarters ending on June 30, 2025, September 30, 2025, and December 31, 2025, and set at 4.00 to 1.00 for the quarter ending March 31, 2026, and thereafter. Further, the Fixed Charge Coverage Ratio covenant was suspended for the quarter ending June 30, 2025, then set at 1.00 to 1.00 for the quarter ending September 30, 2025, then set at 1.25 to 1:00 for the quarter ending December 31, 2025, and thereafter.

In addition, under the terms of the Eleventh Amendment, two new covenants were added. First, commencing June 30, 2025, Borrowers must maintain Liquidity measured on a monthly basis of not less than: $30,000 for the month ending June 30, 2025; $35,000 for the month ending July 31, 2025; $4,042 for the month ending August 31, 2025; $25,000 for the month ending September 30, 2025; $3,000 for the month ending October 31, 2025; $9,292 for the month ending November 30, 2025; and $20,000 for the month ending December 31, 2025, it being understood that Liquidity will include the sum of Borrowers’ cash, plus 50% of cash held in accounts outside of the U.S. plus the amount by which the revolver commitments exceed the revolver balance (net of letters of credit). Second, Borrowers must attain minimum, year-to-date Consolidated EBITDA (reflecting the exclusion of non-recurring non-cash charges and certain other charges as per the Eighth Amendment) as measured quarterly in the following amounts: $4,500 as of June 30, 2025; $9,500 as of September 30, 2025; and $35,000 as of December 31, 2025. With these changes, with respect to Revolver Loans, the Applicable Margins for SOFR are set at 3.75% from the Closing through September 30, 2025, and then rises to 4.75% as of October 1, 2025, and thereafter, while the Adjusted Base Rate increases to 2.75% and 3.75% during those respective periods.

At December 31, 2024, by virtue of Amendment Number Eight to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants. According to the terms of the Credit Agreement and based on our performance against the most restrictive covenant, the Company had the capacity to increase its borrowings by up to $28,623, as compared to $115,002 as of December 31, 2023. Furthermore, at December 31, 2024, the Company’s leverage, as defined in the credit facility agreement was 3.57. Under the terms of the latest amendment to the credit facility agreement, currently, the Company may not repurchase shares, pay cash dividends to shareholders or make Permitted Acquisitions without Lenders’ consent.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Resolution of such uncertainties in a manner inconsistent with our estimates could have a material effect on our financial condition and operating results.

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

Inventories — The Company values its inventories at lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) or average cost method, including, as appropriate, raw materials, labor, factory overhead and subcontracting services. The Company writes down its inventory to the net realizable value following assessments of slow-moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect actual manufacturing cost. During the years ended December 31, 2024 and 2023, the Company recorded inventory adjustments of $21,417 and $2,700, respectively.

Intangible Assets—The primary identifiable intangible assets of the Company relate to assets associated with its product and business acquisitions. All of the Company’s intangible assets have finite lives and are amortized. The estimated useful life of an identifiable intangible asset is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. During the year ended December 31, 2024, the Company recorded intangible asset impairment charges in the amount of $9,345. There were no such charges in 2023.

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

Goodwill—The Company reviews goodwill for impairment triggers utilizing either a qualitative or quantitative assessment. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. The Company annually tests goodwill for impairment at the beginning of the fourth quarter, or earlier if triggering events occur. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, gross margins, expenses, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, and synergies available to market participants. As of October 1, 2024, the Company conducted its most recent annual impairment test by quantitatively testing goodwill assigned to its domestic and international reporting units. Based on the results of the quantitative test, the Company concluded that goodwill related to its domestic reporting unit in the amount of $9,131 was fully impaired. The carrying value of the international reporting unit exceeded its respective fair value by $17,918. As a result, the Company recorded impairment charges to its goodwill balance in the amount of $27,049 during the year ended December 31, 2024. The remaining carrying value of the international reporting unit is mainly sensitive to discount rates, the projected net sales growth rates, gross margin improvements, and terminal growth rates. After recording the goodwill impairment, the carrying value of the international reporting unit equaled its fair value. Therefore, any negative deviations from the Company’s projections and changes in assumptions used in its quantitative impairment test may result in further impairments of the international reporting unit's remaining goodwill balance which amounted to $19,701 at December 31, 2024.

Impairment—The carrying values of long-lived assets other than goodwill are reviewed for impairment annually and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates recoverability of an asset group by comparing the carrying value to the future undiscounted cash flows that it expects to generate from the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, measurement of the impairment loss is based on the fair value of the asset. In 2024, the Company determined that the carrying value related to some of its equipment and intangible assets was impaired. These included the following: The Company invested in developing the SIMPAS technology platform over more than a 10-year period. As part of the strategic review of capital allocation and operating leverage considerations that was conducted over the last 12 months and completed during the fourth quarter of 2024, the Company has found that, while the SIMPAS technology platform had attained full functionality and had been adopted by a small group of growers who use the Company’s products, its adoption slowed to a near halt in 2024 and further, that its primary market appeal was driven not by the technology itself, but, rather, by the products being dispensed by the system. The Company concluded that it does not have the wherewithal to achieve greater commercialization beyond incumbent users. While we continue to search for a partner that is better able to fund large-scale commercialization, the Company has concluded that continuing to invest in this technology will not generate a sufficient return on investment in a manner that would justify retaining such assets at full value. Secondly, the Company concluded that there was an asset impairment related to the purchase of two herbicide products. The market for these two products has been greatly reduced by weed resistance and competitive products. As a result, the Company recorded impairment charges of $23,365. No material impairment losses were recorded in 2023 and 2022.

Income taxes—Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The Company assessed the ability to realize deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the net deferred tax assets relating to the Company’s operations in the United States, Brazil, Spain, Dominican Republic, Honduras, Hong Kong, and Ukraine will not be realized and a full valuation allowance has been recorded in those jurisdictions. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, we will adjust these estimates in future periods, which may result in a change in the effective tax rate in a future period. Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within the Company’s annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future, which could result in additional tax liability, interest charges and possibly penalties. The Company classifies interest and penalties as a component of income tax expense.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangement.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, foreign exchange rates, and inflation.

Interest rate risk—The Company is primarily exposed to changes in interest rates related to its borrowing activities. The Company’s indebtedness to its primary group of lenders is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate (SOFR). An increase or decrease in interest rates by 25 bps would impact the Company’s net loss by approximately $488 based on the Company’s historical average borrowing in 2024. The Company may use derivative financial instruments to hedge its exposure to interest rate fluctuations. No such financial instruments were used by the Company in 2024.

Foreign exchange rate risk—The Company conducts business in various foreign currencies, primarily when doing business in Mexico, Central and South America, Australia, New Zealand and Europe. Therefore, changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated, and will continue to mitigate, a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency-based. The remaining currency exchange exposure mainly pertains to intercompany trade accounts and loans granted to wholly owned international entities which have their local currency as their functional currency. A positive or negative change of 10% between the US Dollar and the respective local currencies of these entities would amount to a positive or negative change of approximately $6,800. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts, though there are no such instruments in place during any periods presented in this Annual Report on Form 10-K.

Inflation—The Company is working diligently with its critical raw material suppliers to control inflationary pressures, conducting contract negotiations with focus on the following: reducing or delaying price increases due to higher environmental costs from suppliers mainly in China and India, managing the tariff impacts by sourcing and leveraging alternate geographies where possible, and lastly, monitoring strengths of the U.S. dollar vs other currencies in order to secure benefits and balance tariff effects. The Company recognizes there is long-term pressure on demand for raw materials in the developing world and is utilizing its expertise to minimize inflationary pressure. The Company has been able to push back on many of the proposed price increases for actives and intermediates that are shipped to our U.S. factories, to either avoid, minimize or forestall them. In response to inflation and other factors that have increased the cost of goods and services, the Company has successfully implemented price increases on its products. However, inflation resulted in persistently high interest rates. As a result, customers in many regions implemented destocking directives in order to limit their carrying costs of inventory. This, in turn, led to an overall drop in demand in late 2022 through the end of 2024. There can be no assurance that inflation will not have a material adverse effect on the Company’s financial performance in future periods.

As part of an on-going process of assessing business risk, management has identified risk factors which are disclosed in Item 1A. Risk Factors of this Annual Report on Form 10-K.

ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
American Vanguard Corporation
Newport Beach, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Program Costs — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company offers discounts to its customers based on various programs (“programs”), which are primarily volume-based incentives. As of December 31, 2024, accrued program costs were $69.4 million. These discount programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration. The Company uses the expected value method for determining the estimated variable consideration, which includes amounts expected to be paid to customers. Quarterly, the Company compares individual sale transactions with programs to determine what, if any, program liabilities have been incurred. Once the quarterly calculation is made, the Company makes an assessment of whether customers are tracking in a manner that indicates they will meet the requirements of the agreed upon terms and conditions of the applicable programs, making adjustments to the accumulated accrual based on the liability at the balance sheet date.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued program costs included the following, among others:

•
We assessed the reasonableness of management’s program accrual rates used by performing a fluctuation analysis of accrual rates per product line at December 31, 2024, as compared to the prior period accrual rates.
•
We evaluated the accuracy of the accrued program costs by comparing the accrued program costs calculation inputs and adjustments to supporting documentation, and testing the mathematical accuracy of management’s calculation.
•
We performed inquiries of appropriate individuals outside of the finance organization to corroborate the completeness and accuracy of the inputs into the calculation.
•
We performed confirmation procedures with the Company's customers regarding prepayment terms related to the program accrual balance and compared responses to management’s records and program accrual, and we inspected other relevant correspondence between customers and the Company.
•
We evaluated management’s ability to accurately record accrued program costs by testing actual program related payments made in 2024, and comparing the payments to management’s historical accrual.

Goodwill — International Reporting Unit — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company annually tests goodwill for impairment at the beginning of the fourth quarter, or earlier if triggering events occur. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount the carrying value exceeds the reporting unit’s fair value. The determination of a reporting units’ fair value includes the Company’s use of a discounted cash flow model and a market approach. Key assumptions in the discounted cash flow include, but are not limited to, discount rates, future net sales growth, gross margins, expenses, capital expenditures, and terminal growth rates. The market approach key assumption relates to the earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. Based on the results of the quantitative test, the Company recorded a goodwill impairment in the amount of $17.9 million for the international reporting unit in 2024.

Given the significant judgments made by management to estimate the fair value of the international reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the future net sales growth and expenses, and the selection of EBITDA multiples and discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future net sales growth and expenses, and the selection of EBITDA multiples (“forecasts”) and discount rates, to estimate the fair value of the international reporting unit included the following procedures:

•
We evaluated the reasonableness of management’s forecasted future net sales growth and expenses by comparing forecasted future net sales growth and expenses to (1) historical results of the Company, (2) information obtained from inquiries with senior management personnel, (3) internal communications to management and the board of directors, (4) industry reports of the Company and comparable companies, and (5) evidence obtained in other areas of the audit.
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

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 28, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

American Vanguard Corporation

Newport Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of American Vanguard Corporation (the “Company”) for the year ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor from 1991 to 2022.

Costa Mesa, California

March 16, 2023

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(In thousands, except share data)

	2024	2023
Assets
Current assets:
Cash	$12,514	$11,416
Receivables:
Trade, net of allowance for credit losses of $9,190 and $7,107, respectively	169,743	182,613
Other	4,699	8,356
Total receivables, net	174,442	190,969
Inventories	179,292	219,551
Prepaid expenses	7,615	6,261
Income taxes receivable	5,030	3,824
Total current assets	378,893	432,021
Property, plant and equipment, net	58,169	74,560
Operating lease right-of-use assets, net	19,735	22,417
Intangible assets, net	150,497	172,508
Goodwill	19,701	51,199
Deferred income tax assets	1,242	2,849
Other assets	8,484	11,994
Total assets	$636,721	$767,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,159	$68,833
Customer prepayments	52,675	65,560
Accrued program costs	69,449	68,076
Accrued expenses and other payables	31,989	16,354
Operating lease liabilities, current	6,136	6,081
Income taxes payable	2,942	5,591
Total current liabilities	232,350	230,495
Long-term debt	147,332	138,900
Operating lease liabilities, long-term	14,339	17,113
Deferred income tax liabilities	7,989	7,892
Other liabilities	1,601	3,138
Total liabilities	403,611	397,538
Commitments and contingent liabilities (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,794,548 shares in 2024 and 34,676,787 shares in 2023	3,479	3,467
Additional paid-in capital	114,679	110,810
Accumulated other comprehensive loss	(18,729)	(5,963)
Retained earnings	204,882	332,897
	304,311	441,211
Less treasury stock at cost, 5,915,182 shares in 2024 and 5,915,182 in 2023	(71,201)	(71,201)
Total stockholders’ equity	233,110	370,010
Total liabilities and stockholders’ equity	$636,721	$767,548

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2024, 2023 and 2022

(In thousands, except per share data)

	2024	2023	2022
Net sales	$547,306	$579,371	$609,615
Cost of sales	(426,989)	(400,207)	(417,227)
Gross profit	120,317	179,164	192,388
Operating expenses
Selling, general and administrative	(119,634)	(116,887)	(119,921)
Research, product development and regulatory	(32,662)	(38,025)	(31,816)
Transformation	(20,162)	(957)	—
Asset impairment charges	(50,414)	—	—
Gain from sale of assets	1,000	—	—
Operating (loss) income	(101,555)	23,295	40,651
Change in fair value of equity investments, net	(2,356)	(359)	(732)
Interest and other expenses, net	(16,547)	(12,639)	(3,954)
(Loss) income before provision for income taxes	(120,458)	10,297	35,965
Provision for income taxes	(5,882)	(2,778)	(8,561)
Net (loss) income	$(126,340)	$7,519	$27,404
Earnings per common share—basic	$(4.50)	$0.27	$0.94
Earnings per common share—assuming dilution	$(4.50)	$0.26	$0.92
Weighted average shares outstanding—basic	28,059	28,128	29,234
Weighted average shares outstanding—assuming dilution	28,059	28,533	29,872

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022
Net (loss) income	$(126,340)	$7,519	$27,404
Other comprehensive (loss) gain
Foreign currency translation adjustment, net of tax effects	(12,766)	6,219	1,602
Comprehensive (loss) income	$(139,106)	$13,738	$29,006

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2024, 2023 and 2022

(In thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		AVD
	Shares	Amount	Capital	loss	Earnings	Shares	Amount	Total
Balance, January 1, 2022	34,248,218	$3,426	$101,450	$(13,784)	$304,385	3,361,040	$(22,739)	$372,738
Stocks issued under ESPP	51,240	4	833	—	—	—	—	837
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(3,044)	—	—	(3,044)
Foreign currency translation adjustment, net	—	—	—	1,602	—	—	—	1,602
Stock based compensation	—	—	5,684	—	—	—	—	5,684
Stock options exercised, grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	146,736	14	(1,254)	—	—	—	—	(1,240)
Shares repurchased	—	—	(1,079)	—	—	1,668,852	(32,923)	(34,002)
Net income	—	—	—	—	27,404	—	—	27,404
Balance, December 31, 2022	34,446,194	3,444	105,634	(12,182)	328,745	5,029,892	(55,662)	369,979
Stocks issued under ESPP	50,025	5	976	—	—	—	—	981
Cash dividends declared on common stock ($0.12 per share)	—	—	—	—	(3,367)	—	—	(3,367)
Foreign currency translation adjustment, net	—	—	—	6,219	—	—	—	6,219
Stock based compensation	—	—	6,138	—	—	—	—	6,138
Stock options exercised, grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	180,568	18	(1,938)	—	—	—	—	(1,920)
Shares repurchased	—	—	—	—	—	885,290	(15,539)	(15,539)
Net income	—	—	—	—	7,519	—	—	7,519
Balance, December 31, 2023	34,676,787	3,467	110,810	(5,963)	332,897	5,915,182	(71,201)	370,010
Stocks issued under ESPP	92,767	10	891	—	—	—	—	901
Cash dividends declared on common stock ($0.06	—	—	—	—	(1,675)	—	—	(1,675)
Foreign currency translation adjustment, net	—	—	—	(12,766)	—	—	—	(12,766)
Stock based compensation	—	—	4,412	—	—	—	—	4,412
Stock options exercised, grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	24,994	2	(1,434)	—	—	—	—	(1,432)
Net loss	—	—	—	—	(126,340)	—	—	(126,340)
Balance, December 31, 2024	34,794,548	$3,479	$114,679	$(18,729)	$204,882	5,915,182	$(71,201)	$233,110

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2024, 2023 and 2022

(In thousands)

	2024	2023	2022

Cash flows from operating activities:
Net (loss) income	$(126,340)	$7,519	$27,404
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	22,322	21,780	22,138
Amortization of other long-term assets	226	1,754	3,573
Amortization and accretion of deferred loan fees and discounted liabilities	536	254	289
(Gain) loss on disposal of property, plant and equipment	(1,000)	—	268
Impairment of assets	50,414	—	—
Provision for estimated credit losses	2,319	1,935	1,171
Fair value adjustment of contingent consideration	—	—	610
Stock-based compensation	4,412	6,138	5,684
Deferred income taxes	1,452	(9,710)	(5,278)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	(1,547)	(508)	(1,441)
Change in equity investment fair value	2,356	359	732
Leases	(37)	256	68
Unrealized foreign currency transaction gains	804	(581)	(29)
Changes in assets and liabilities associated with operations, net of business combinations:
Decrease (increase) in receivables	7,481	(20,278)	(6,447)
Decrease (increase) in inventories	35,178	(27,315)	(29,220)
(Increase) decrease in income tax receivable	(3,775)	3,568	(4,910)
(Increase) decrease in prepaid expenses and other assets	(687)	1,269	(3,082)
(Decrease) increase in accounts payable	3,714	(2,287)	1,704
Increase (decrease) in customer prepayments	(12,882)	(45,079)	47,551
Increase (decrease) in accrued program costs	1,775	7,244	(2,449)
Increase (decrease) in accrued expenses and other payables	17,202	(5,066)	90
Decrease in contingent consideration	—	—	(1,321)
Net cash provided by (used in) operating activities	3,923	(58,748)	57,105
Cash flows from investing activities:
Capital expenditures	(7,279)	(11,878)	(13,261)
Proceeds from disposal of property, plant and equipment	1,065	242	84
Acquisitions of business and product line, net of cash acquired	—	(5,195)	—
Intangible assets	(409)	(186)	(1,293)
Net cash used in investing activities	(6,623)	(17,017)	(14,470)
Cash flows from financing activities:
Payments under line of credit agreement	(294,356)	(172,500)	(254,000)
Borrowings under line of credit agreement	302,787	259,100	253,000
(Increase) in deferred loan fees	(850)	—	—
Payment of contingent consideration	—	—	(68)
Net receipt from the issuance of common stock under ESPP	901	981	837
Net receipt from the exercise of stock options	—	46	827
Payment from common stock purchased for tax withholding	(1,432)	(1,967)	(2,067)
Repurchase of common stock	—	(15,539)	(34,002)
Payment of cash dividends	(2,510)	(3,384)	(2,787)
Net cash provided by (used in) financing activities	4,540	66,737	(38,260)
Net increase (decrease) in cash	1,840	(9,028)	4,375
Effect of exchange rate changes on cash	(742)	116	(332)
Cash at beginning of year	11,416	20,328	16,285
Cash at end of year	$12,514	$11,416	$20,328

See summary of significant accounting policies and notes to the consolidated financial statements.

AMERICAN VANGUARD CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share data)

(1)
Description of Business and Summary of Significant Accounting Policies

American Vanguard Corporation (the “Company” or “AVD”) is primarily a specialty solutions manufacturer that develops and markets safe synthetic, biological and biorational products for agricultural, commercial and consumer uses. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM), and the Company operates within a single operating and reportable segment. The Company’s CODM makes strategic decisions based on the Company’s consolidated financial statements, and market opportunities and synergies across the entire organization. Therefore, the Company’s CODM allocates resources and assesses financial performance on a consolidated basis.

All U.S. Dollar amounts reflected in the notes to the consolidated financial statements are presented in thousands, except per share data.

Transformation – Transformation expenses on the consolidated statement of operations include costs related to the Company’s digital and structural transformation projects. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, new product development and services, and is focused on identifying process improvements. Transformation expenses include costs for consulting services, severance costs, retention payments and other costs incurred in connection with staffing and execution of the Company’s various transformation initiatives.

Cost of Sales— Cost of sales primarily includes inventory procurement, production, warehousing, handling, and outbound freight. These costs include direct labor, materials, and manufacturing overhead. Depreciation and amortization expense included in cost of sales amounted to $5,157, $6,599, and $8,906 for the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses are recognized as selling expenses in the consolidated statements of operations and were $4,111, $5,736 and $5,836 in 2024, 2023 and 2022, respectively.

Research and Development Expense—Research and development expenses, which are included in research, product development and regulatory, in the consolidated statements of operations were $10,933, $12,347 and $10,829 for the years ended December 31, 2024, 2023 and 2022, respectively.

Cash—The Company maintains cash balances that exceed federally insured limits with a number of financial institutions.

Inventories—Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

The components of inventories, consist of the following:

	2024	2023
Finished products	$154,628	$198,935
Raw materials	24,664	20,616
Total inventories	$179,292	$219,551

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

Accounting for leases requires the Company to exercise judgment and make estimates in determining the applicable discount rate, lease term and payments due under a lease. Most of our leases do not provide an implicit interest rate, nor is it available to us from our lessors. As an alternative, the Company uses our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, including publicly available data, in determining the present value of lease payments. The Company also estimated the fair value of the lease and non-lease components for some of our warehouse leases based on market data and cost data.

The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from 1 year to 20 years.

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases are immaterial to the consolidated financial statements. There were no lease transactions with related parties during 2024, 2023 and 2022.

The operating lease expense for the years ended December 31, 2024, 2023 and 2022 was $7,687, $7,579 and $6,531, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$7,718	$7,333	$6,450
ROU assets obtained in exchange for new lease liabilities	$4,628	$4,466	$4,468

The weighted-average remaining lease term and discount rate related to the operating leases as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.49	5.04
Weighted-average discount rate	4.88%	4.60%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2024 were as follows:

2025	$6,868
2026	5,221
2027	3,609
2028	2,384
2029	1,804
Thereafter	2,873
Total lease payments	$22,759
Less: imputed interest	(2,284)
Total	$20,475

Amounts recognized in the consolidated balance sheets:
Operating lease liabilities, current	$6,136
Operating lease liabilities, long term	$14,339

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

	2024	2023	2022
Net sales:
U.S. crop	$228,327	$269,229	$288,624
U.S. non-crop	82,400	75,287	76,709
Total U.S.	310,727	344,516	365,333
International	236,579	234,855	244,282
Total net sales	$547,306	$579,371	$609,615

Accrued Program Costs— The Company offers various discounts to customers based on the volume purchased within a defined period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, usually at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration. Variable consideration includes amounts expected to be paid to its customers using the expected value method. Each quarter the Company compares individual sale transactions with Programs to determine what, if any, Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, the Company adjusts the accumulated accrual to properly reflect the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

Customer Prepayments—From time to time, the Company receives prepayments from customers which are recorded as customer prepayments on the Company’s consolidated balance sheets. The Company does not recognize revenue on any such payments until the customer places binding purchase orders, the goods are shipped, and control is transferred to the customer. Revenue recognized for the years ended December 31, 2024, 2023, and 2022 that were included in the customer prepayments balance at the beginning of 2024, 2023, and 2022 was $64,947, $88,097, and $63,064, respectively. The Company made refunds in the amount of $613 and $22,500 to customers for the year ended December 31, 2024 and 2023, respectively.

Current Expected Credit Losses— The Company maintains an allowance to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the possible failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables, other receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write off trade receivables when they are deemed uncollectible regarding likely future payments. The vast majority of the Company's trade receivables, other receivables and contract assets are less than 365 days. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios is based primarily on geographical location, type of customer and accounts receivables aging. A roll-forward of the allowances for current expected credit losses is presented in supplemental information.

Deferred Loan Fees— These fees in connection with the Company’s senior credit facility are capitalized and amortized on a straight-line basis over the life of the borrowing and included in interest expense, net.

Property, Plant and Equipment and Depreciation— Property, plant and equipment includes the cost of land, buildings, machinery and equipment, office furniture and fixtures, automobiles, construction projects and improvements to existing plant and equipment. Interest costs related to construction projects are capitalized at the Company’s current weighted average effective interest rate. Expenditures for minor repairs and maintenance are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss realized on disposition is reflected in operations. All plant and equipment are depreciated using the straight-line method, utilizing the estimated useful lives.

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

Impairment— The carrying values of long-lived assets other than goodwill are reviewed for impairment annually and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates recoverability of an asset group by comparing the carrying value to the future undiscounted cash flows that it expects to generate from the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, measurement of the impairment loss is based on the fair value of the asset. In 2024, the Company determined that the carrying value related to some of its equipment and intangible assets was impaired. These included the following: The Company invested in developing the SIMPAS technology platform over more than a 10-year period. As part of the strategic review of capital allocation and operating leverage considerations that was conducted over the last 12 months and completed during the fourth quarter of 2024, the Company has found that, while the SIMPAS technology platform had attained full functionality and had been adopted by a small group of growers who use the Company’s products, its adoption slowed to a near halt in 2024 and further, that its primary market appeal was driven not by the technology itself, but, rather, by the products being dispensed by the system. The Company concluded that it does not have the wherewithal to achieve greater commercialization beyond incumbent users. While we continue to search for a partner that is better able to fund large-scale commercialization, the Company has concluded that continuing to invest in this technology will not generate a sufficient return on investment in a manner that would justify retaining such assets at full value. Secondly, the Company concluded that there was an asset impairment related to the purchase of two herbicide products. The market for these two products has been greatly reduced by weed resistance and competitive products. As a result, the Company recorded impairment charges of $23,365, including an impairment of fixed assets in the amount of $14,020, and intangible assets of $9,345. No material impairment losses were recorded in 2023 and 2022.

The Company annually tests goodwill for impairment at the beginning of the fourth quarter, or earlier if triggering events occur. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount that the carrying value exceeds the reporting unit’s fair value. The determination of a reporting units’ fair value includes the Company’s use of a discounted cash flows model and a market approach. Key assumptions in the discounted cash flow include, but are not limited to, discount rates, future net sales growth, gross margins, expenses, capital expenditures, and terminal growth rates. The market approach key assumption relates to the earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. As of October 1, 2024, the Company conducted its most recent annual impairment test by quantitatively testing goodwill assigned to its domestic and international reporting units. Based on the results of the quantitative test, the Company concluded that goodwill related to its domestic reporting unit in the amount of $9,131 was fully impaired. The carrying value of the international reporting unit exceed its respective fair value by $17,918. Based on the results of the quantitative test, the Company recorded goodwill impairments in the amount of $9,131 and $17,918 for the domestic and international reporting units in 2024, respectively. No impairment losses were recorded in 2023 and 2022.

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

The Company did not have any significant Level 1 investments as of December 31, 2024. The Company's equity investment in Clean Seed Capital Group Ltd. was a Level 1 investment as of December 31, 2023 (see Note 13 – Equity Investments).

The carrying amount of the Company’s financial instruments, which principally include cash, accounts receivable, accounts payable and accrued expenses, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s borrowings, approximates fair value as they bear interest at a variable rate that represents current market rates.

Foreign Currency Translation— Certain international operations use the respective local currencies as their functional currency, while other international operations use the U.S. Dollar as their functional currency. The Company considers the U.S. Dollar as its reporting currency. Translation adjustments for subsidiaries where the functional currency is its local currency are included in other comprehensive (loss) income. Foreign currency transaction gains (losses) resulting from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are reported in earnings. Assets and liabilities of the foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income (loss).

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

The components of basic and diluted earnings per share were as follows:

	2024	2023	2022
Numerator:
Net (loss) income	$(126,340)	$7,519	$27,404
Denominator:
Weighted average shares outstanding—basic	28,059	28,128	29,234
Dilutive effect of stock options and grants	—	405	638
Weighted average shares outstanding—diluted	28,059	28,533	29,872

For the year ended December 31, 2024, 130 options and grants were excluded from the computation as including such options or grants would be anti-dilutive. For the years ended December 31, 2023 and 2022, no options or grants were excluded from the computation because none were anti-dilutive. Unvested shares that are considered legally issued are excluded from the computation.

Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, and revenues, at the date that the consolidated financial statements are prepared. Significant estimates relate to the allowance for expected credit losses, inventory valuation, impairment of long-lived assets, investments and goodwill, assets acquired, and liabilities assumed in connections with business combinations and asset acquisitions, accrued program costs, stock-based compensation and income taxes. Actual results could materially differ from those estimates.

Total comprehensive (loss) income—In addition to net (loss) income, total comprehensive (loss) income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, total comprehensive (loss) income consisted of net income and foreign currency translation adjustments.

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

Stock-based compensation expense recognized is reduced for estimated forfeitures. Estimated forfeitures recognized in the Company’s consolidated statements of operations reduced compensation expense by $67, $322, and $370 for the years ended December 31, 2024, 2023, and 2022, respectively. The Company estimates that 20.4% of restricted stock grants and performance-based restricted shares and 11.7% of stock option grants that are currently subject to vesting will be forfeited. These estimates are reviewed quarterly and revised as necessary.

The Company values restricted stock grants using the Company’s traded stock price at closing on the date of grant. For issuances of performance stock units subject to market vesting conditions, the Company calculates the fair value of the award using a Monte Carlo simulation valuation model on the grant date. The Company determines the grant-date fair value of option grants using the Black-Scholes option-pricing model and the Monte Carlo simulation valuation model for stock options subject to a market vesting/exercisability conditions.

Recently Adopted Accounting Guidance—In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023. The Company retrospectively adopted the standard for the year ended December 31, 2024. Refer to "Note 17 - Segment Reporting" for additional information.

Recently Issued Accounting Guidance—In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", and in January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its consolidated financial statements.

(2) Property, Plant and Equipment

Property, plant and equipment at December 31, 2024 and 2023 consist of the following:

	2024	2023	Estimated useful lives
Land	$2,755	$2,765
Buildings and improvements	21,124	21,088	10 to 40 years
Machinery and equipment	146,662	148,912	3 to 25 years
Office furniture, fixtures and equipment	5,201	10,622	3 to 10 years
Automotive equipment	1,039	1,247	5 to 20 years
Construction in progress	2,299	10,553
Total gross value	179,080	195,187
Less accumulated depreciation	(120,911)	(120,627)
Total net value	$58,169	$74,560

Domestic	$54,643	$69,615
International	3,526	4,945
Total net value	$58,169	$74,560

For the years ended December 31, 2024, 2023 and 2022, the Company’s aggregate depreciation expense related to property, plant and equipment was $8,983, $8,352 and $7,974, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company disposed fully depreciated assets in the amount of $876, $4,056 and $416, respectively. For the year ended December 31, 2024, the Company recorded an impairment relating to its investment in its SIMPAS assets in the amount of $14,020. There were no impairment charges in 2023 and 2022. Interest capitalized amounted to $396, $567 and $317 for the years ended December 31, 2024, 2023 and 2022, respectively.

(3) Long-Term Debt

Long-term debt of the Company at December 31, 2024 and 2023 is summarized as follows:

	2024	2023
Senior credit facility	$147,332	$138,900
Less deferred loan fees	(1,532)	(1,218)
	$145,800	$137,682

Principal payments on long-term debt at December 31, 2024 of $147,332 are due in August 2026. The deferred loan fees are included in other assets on the consolidated balance sheet at December 31, 2024 and 2023.

The Company and certain of its affiliates are parties to a senior credit facility agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as "Borrowers", on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement consists of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and has a maturity date of August 5, 2026. The Credit Agreement amended and restated the previous credit facility, which had a maturity date of June 30, 2022. With respect to key financial covenants, the Credit Agreement contains two: namely, borrowers are required to maintain a Total Leverage (“TL”) Ratio of no more than 3.5-to-1, during the first three years, stepping down to 3.25-to-1 as of December 31, 2024, and a Fixed Charge Coverage Ratio ("FCCR") of at least 1.25-to-1. In addition, to the extent that it completes acquisitions totaling $15,000 or more in any 90-day period, AMVAC may step-up the TL Ratio by 0.5-to-1, not to exceed 4.00-to-1, for the next three full consecutive quarters. Acquisitions below $50,000 did not require Agent consent.

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

On November 7, 2023, the Company entered into Amendment Number Six to the Third Amended Loan and Security Agreement that provided relief in respect of both financial covenants. On August 8, 2024, the Company and the lenders entered into Amendment Number Seven to the Credit Agreement, effective June 30, 2024, under which the Maximum Total Leverage Ratio was modified to 4.25 for the period ended June 30, 2024; 5.0 for the period ended September 30, 2024; 4.5 for the period ended December 31, 2024, 4.5 for the period ending March 31, 2025, 4.25 for the period ending June 30, 2025; 4.0 for the period ending September 30, 2025, and returning to 3.25 for the periods ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio remains the same, and a new covenant (added as part of Amendment Number seven), the Minimum Modified Current Ratio of not less than 1.5 (defined as the ratio of (i) Accounts Receivable plus Inventory, to (ii) Funded Debt of the Company and its Subsidiaries on a consolidated basis). In addition, the Company may not repurchase shares, pay cash dividends to shareholders or make Permitted Acquisitions without Lenders’ consent. In addition, for purposes of calculating Consolidated EBITDA, the basket for transformation and one-time (cash and non-cash charges (which are excluded from such measure) has been increased from $5,000 to $12,500 in second quarter 2024, $45,000 (in third quarter 2024, fourth quarter 2024 and first quarter 2025), $42,500 in second quarter 2025, $15,000 in third quarter 2025 and $7,500 in fourth quarter 2025, as measured on a four-quarter trailing basis. Finally, the interest rates for the Credit Agreement, as amended, were increased by 25bps to the extent the Total Leverage Ratio equals or exceeds 4.0 and remains at the rates set forth in the Amendment Number Six to the extent the Total Leverage Ratio is below 4.0.

On March 12, 2025, the Company entered into Amendment Number Eight to the Third Amended Loan and Security Agreement that provided relief in respect of both financial covenants, under which the Maximum Total Leverage Ratio was modified to 6.25 for the period ending March 31, 2025; 6.25 for the period ending June 30, 2025; 5.75 for the period ending September 30, 2025 and returning to 3.25 for the periods ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio is changed to 1.15 for the period ending March 31, 2025, and returning to 1.25 for the period ending June 30, 2025 and thereafter. In addition, the Applicable Margins for the Revolver Loans are changed to 3.75% for SOFR and 2.75% as the Adjusted Base Rate; the Unused Line Fee Rate is 0.35% and the Letter of Credit Fee is 3.75%. Further, notwithstanding financial performance, the borrowing capacity is capped below the facility’s previous maximum ($275,000) by $50,000 through June 30, 2025, then by $40,000 through December 31, 2025, and then by $75,000 through the expiration of the facility. Finally, the definition of Consolidated EBITDA was changed to exclude non-recurring non-cash charges as well as cash charges that do not exceed various sums in various categories over the balance of the term.

On May 27, 2025, the Company and the lenders entered into Amendment Number Eleven to the Third Amended Loan and Security Agreement, under which events of default arising from the failure of Borrowers to be in compliance with both the Total Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2025, were waived. In addition, the Total Revolver Commitment was reduced from $275,000 to the following: $245,000, effective from the Closing Date through November 29, 2025; $225,000 effective from November 30, 2025, through December 30, 2025; and $200,000 from December 31, 2025, through the expiration of the agreement. In addition, the due date for audited fiscal year-end financial statements was extended to one hundred fifty-seven (157) days (after the end of the fiscal year) for 2025 only, and the due date for first quarter financial statements was extended to sixty-seven (67) days after March 31, 2025. In addition, the Maximum Total Leverage Ratio covenant was suspended for the quarters ending on June 30, 2025, September 30, 2025, and December 31, 2025, and set at 4.00 to 1.00 for the quarter ending March 31, 2026, and thereafter. Further, the Fixed Charge Coverage Ratio covenant was suspended for the quarter ending June 30, 2025, then set at 1.00 to 1.00 for the quarter ending September 30, 2025, then set at 1.25 to 1:00 for the quarter ending December 31, 2025, and thereafter.

In addition, under the terms of the Eleventh Amendment, two new covenants were added. First, commencing June 30, 2025, Borrowers must maintain Liquidity measured on a monthly basis of not less than: $30,000 for the month ending June 30, 2025; $35,000 for the month ending July 31, 2025; $4,042 for the month ending August 31, 2025; $25,000 for the month ending September 30, 2025; $3,000 for the month ending October 31, 2025; $9,292 for the month ending November 30, 2025; and $20,000 for the month ending December 31, 2025, it being understood that Liquidity will include the sum of Borrowers’ cash, plus 50% of cash held in accounts outside of the U.S. plus the amount by which the revolver commitments exceed the revolver balance (net of letters of credit). Second, Borrowers must attain minimum, year-to-date Consolidated EBITDA (reflecting the exclusion of non-recurring non-cash charges and certain other charges as per the Eighth Amendment) as measured quarterly in the following amounts: $4,500 as of June 30, 2025; $9,500 as of September 30, 2025; and $35,000 as of December 31, 2025. With these changes, with respect to Revolver Loans, the Applicable Margins for SOFR are set at 3.75% from the Closing through September 30, 2025, and then rises to 4.75% as of October 1, 2025, and thereafter, while the Adjusted Base Rate increases to 2.75% and 3.75% during those respective periods.

The interest rate on December 31, 2024, was 7.68%. Interest incurred, including amortization of deferred loan fees, was $16,054, $12,391, and $4,238 for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, by virtue of Amendment Number 8 to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants. Furthermore, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $28,623 as of December 31, 2024.

Substantially all the Company’s assets are pledged as collateral under the Credit Agreement, as amended.

(4) Income Taxes

The provision for income taxes are:

	2024	2023	2022
Current:
Federal	$(1,131)	$8,038	$7,439
State	(271)	1,211	2,173
Foreign	5,629	3,238	3,943
	4,227	12,487	13,555
Deferred:	—
Federal	783	(6,263)	(2,763)
State	1,208	(1,029)	(1,243)
Foreign	(336)	(2,417)	(988)
	1,655	(9,709)	(4,994)
Total	$5,882	$2,778	$8,561

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to income before income tax expense, as a result of the following:

	2024	2023	2022
Computed tax expense at statutory federal rates	$(25,296)	$2,162	$7,553
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	(3,117)	756	1,493
Unrecognized tax benefits	(191)	(585)	(1,441)
Income tax credits	(288)	(720)	(1,342)
Foreign tax rate differential	2,710	1,025	785
Stock based compensation	685	219	55
Global intangible low-taxed income	—	685	—
Change in valuation allowance	29,730	1,376	379
Return to provision	(1,189)	158	(693)
Nondeductible expenses / (tax deductions)	2,161	(327)	989
Gross receipts taxes	398	425	602
IP migration	—	(2,455)	—
Other	279	59	181
Total	$5,882	$2,778	$8,561

(Loss) income before provision for income taxes and losses on equity investments are:

	2024	2023	2022
Domestic	$(103,918)	$6,672	$28,739
International	(16,540)	3,625	7,226
Total	$(120,458)	$10,297	$35,965

Temporary differences between the consolidated financial statements’ carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2024 and 2023 relate to the following:

	2024	2023
Deferred tax assets
Inventories	$9,322	$2,764
Program accrual	10,486	9,742
Vacation pay accrual	682	864
Accrued bonuses and severance	882	37
Bad debt expense	2,550	2,143
Stock compensation	1,047	1,536
Domestic NOL carryforward	4,604	543
Foreign NOL carryforward	6,297	6,322
Tax credits	1,794	1,582
Lease liability	5,078	5,812
Accrued expenses	678	696
Unrealized foreign exchange loss	2,521	(1,182)
Capitalized R&D costs	7,587	7,140
Other	2,970	—
Deferred tax assets	56,498	37,999
Less valuation allowance	(33,855)	(3,317)
Deferred tax assets, net	$22,643	$34,682
Deferred tax liabilities
Plant and equipment	$(22,686)	$(32,336)
Lease assets	(4,895)	(5,617)
Prepaid expenses	(1,809)	(1,406)
Other	—	(366)
Deferred tax liabilities	$(29,390)	$(39,725)

Total net deferred tax assets (liabilities)	$(6,747)	$(5,043)

As of December 31, 2024, the Company maintained a full valuation allowance against its net deferred income tax assets related to the Company’s operations in the United States, Brazil, Dominican Republic, Honduras, Hong Kong, Spain, and Ukraine totaling $33,855. The valuation allowance increased by $30,538 for the year ended December 31, 2024, of which $808 relates to unrealized foreign exchange gains and foreign currency translation included in other comprehensive income for 2024, and $29,730 included in the provision for income taxes for 2024. As of December 31, 2023, the Company maintained a full valuation allowance against the net deferred income tax assets related to the Company’s operations in Brazil, Spain, Singapore, and Ukraine totaling $3,317.

Gross foreign NOLs related to the Company's foreign operations were $19,577 and $19,699, for the years ended December 31, 2024 and 2023, respectively. Substantially all of the Company’s foreign NOLs can be carried forward indefinitely.

Gross domestic federal and state NOLs available across all jurisdictions in which we operate were $30,062 and $3,598 as of December 31, 2024 and 2023, respectively. The Company’s federal NOL can be carried forward indefinitely and is subject to annual limitations in accordance with IRC Section 382. The Company’s state NOLs expire over varying intervals in the future and are subject to annual limitations in accordance with IRC Section 382.

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2024 and 2023 included in other liabilities on the Company’s consolidated balance sheets:

	2024	2023
Balance at beginning of year	$1,796	$2,006
Additions for tax positions related to the current year	63	230
Additions for tax positions related to the prior years	—	302
Reduction for tax positions related to the prior years	(995)	(799)
Effect of exchange rate changes	39	57
Balance at end of year	$903	$1,796

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2024 and 2023, the Company incurred $138 and $1,342, respectively in interest and penalties related to unrecognized tax benefits on its consolidated balance sheets.

It is expected that the amount of unrecognized tax benefits will change and $290 of unrecognized tax benefits is expected to be released within the next twelve months due to expiration of the statute of limitations.

The Company believes it is more likely than not that the deferred assets detailed in the table above, exclusive of those in the United States, Brazil, Dominican Republic, Honduras, Hong Kong, Spain, and Ukraine with the previously mentioned full valuation allowances, will be realized in the normal course of business. It is the intent of the Company that undistributed earnings of foreign subsidiaries that amounted to $89,429 at December 31, 2024, are permanently reinvested. Determination of the unrecognized deferred tax liability is not practical due to the complexities of a hypothetical calculation.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for the 2021 through 2023 tax years. State income tax returns are subject to examination for the 2020 through 2023 tax years. The Company has foreign income tax returns subject to examination.

Beginning in 2022, The Tax Cuts and Jobs Act of 2017 ("TCJA"), requires taxpayers to capitalize and amortize research and development expenditures pursuant to Internal Revenue Code, or IRC, Section 174, which resulted in increases in the Company’s deferred tax asset balance of $7,587 as of December 31, 2024. There was an increase in cash tax payments in the amount of $1,431 and $3,344 for the years ended December 31, 2024 and December 31, 2023, respectively.

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

Department of Justice and Environmental Protection Agency Investigation. On October 25, 2024, the U.S. District Court for the Southern District of Alabama approved, and entered a plea agreement pursuant to which the Company had entered a plea of guilty to one count of transporting hazardous waste without a waste manifest. This matter arose from the reimportation of used, substantially empty containers in 2014. Under the terms of the plea agreement, the Company paid a fine and entered into a three-year probation during which it will be subject to an environmental compliance plan, the form of which is currently before the court for its approval.

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

Delaware DBCP Cases

Chavez & Marquinez. Two cases were filed independently in 2012 by the same law firm (HendlerLaw, P.C.) in Louisiana and Delaware involving claims on behalf of banana workers for personal injury allegedly arising from exposure to DBCP. Through several years of law and motion practice, the number of plaintiffs in the actions has been reduced from about 2,750 to 290 banana workers from Costa Rica, Ecuador, Guatemala and Panama, and both cases have been consolidated before the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695 & 00697). Discovery commenced in 2018 and has consisted largely of seeking medical examinations from the remaining plaintiffs. In December 2022, defendants in this matter filed a motion for summary judgment against the Ecuadorian plaintiffs under the theory that the statute of limitations for negligence barred the action. In January 2024, the court denied defendants’ motion for summary judgment on the basis of “the most analogous case” doctrine. In July 2024, the magistrate entered a scheduling order by which trials have been set for the approximately 60 plaintiffs from Ecuador to occur in groups of ten, beginning in February 2026. Law and motion continued over the course of the fourth quarter with various motions to dismiss individuals and motions for summary judgment along with further depositions and requests for admission. At this stage in the proceedings, the Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for these matters.

Other Matters

Pitre etc. v. Agrocentre Ladauniere et al. On February 11, 2022, a strawberry grower named Les Enterprises Pitre, Inc. filed a complaint in the Superior Court, District of Labelle, Province of Quebec, Canada, entitled Pitre, etc. v. Agrocentre Ladauniere, Inc. etal, including Amvac Chemical Corporation, seeking damages in the amount of approximately $5 million arising from stunted growth of, and reduced yield from, its strawberry crop allegedly from the application of Amvac’s soil fumigant, Vapam, in spring of 2021. Examinations of plaintiff were held in mid-August 2022, during which plaintiff in effect confirmed that he had planted his seedlings before expiration of the full time interval following product application (as per the product label), that he had failed to follow the practice of planting a few test seedlings before planting an entire farm, and that he had placed his blind trust in his application adviser on all manner of timing and rate. An examination of the Company’s most knowledgeable witness took place in April 2024. Follow-up undertakings (discover requests) continued thereafter. The Company believes that the claims have no merit and intends to defend the matter. At this stage in the proceedings, there is not sufficient information to form a judgment as to either the probability or amount of loss; thus, the company has not set aside a reserve in connection with this matter.

Catalano v. AMVAC Chemical Corp. On June 6, 2022, AMVAC was served with a summons and complaint for a matter entitled Andrew Catalano and Ruth Catalano v. AMVAC in the Superior Court of the State of California, County of Orange (30-2022-01263987-CU-PL-CXC) in which plaintiff, who worked as a professional applicator of pesticides, including Orthene (for which AMVAC is registrant) seeks damages for an injury (specifically, cardiomyopathy) allegedly arising from his exposure to this product. AMVAC is unaware of any link between cardiovascular disease and Orthene (which has been commercially available for over 30 years) and believes that this case has no merit and intends to defend it vigorously. The Company filed an answer in early July 2022, including multiple affirmative defenses. Further, the parties continue to engage in discovery, and plaintiffs have been unable to supply any data establishing a causal link between use of this product and the heart condition that plaintiff alleges. At this stage, there is not sufficient information to form a judgment as to either the probability or amount of any loss; thus, the company has not set aside a reserve in connection with this matter.

Reyes v. AMVAC. On September 28, 2023, the Company received correspondence from counsel for ex-employee Jorge Reyes Jr. addressed to the California Department of Industrial Relations alleging a host of wage and hour violations under California law. This is a precursor to a civil filing under applicable state law. Subsequently, plaintiff, putatively on behalf of the class of similarly situated, non-exempt California-based employees, served a summons and complaint on the Company’s registered agent that had been electronically filed as Case No. 238TCV23665, encaptioned Jorge Reyes v. AMVAC etc., etal., with the Superior Court for the County of Los Angeles, Central District. Plaintiff alleges various wages and hours violations, including overtime, minimum wage, sick leave, rest periods and so on. The parties attended a mediation on September 4, 2024, during which they agreed in principle to a settlement pursuant to which the Company has recorded a reserve that is not material to its financial statements and is sufficient to cover the settlement amount. The settlement is subject to court approval, which we expect will be forthcoming during Q3 2025.

Region 9, Notice of Violation re: FPAS. On November 25, 2024, EPA Region IX issued to American Vanguard Chemical Corporation a letter requesting that AMVAC show cause why a civil penalty should not be assessed with respect to allegations that, from 2020 through 2023, AMVAC violated Section 12(a)(2)(N) of FIFRA by exporting 18 unregistered pesticides to foreign purchasers in 14 countries without submitting a Foreign Purchaser Acknowledgement Statement (“FPAS”) from each foreign purchaser to EPA, as required by 40 C.F.R. § 168.75(c). The Company is performing internal analysis on the matter and has entered into a tolling agreement with the agency to extend the time for resolution into June 2025. At this stage, the Company believes that a loss is probable and has set a reserve in an amount that is not material to its financial statements.

(6) U.S. Employee Deferred Compensation and Stock Purchase Plans

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions, which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $2,525, $2,507 and $2,409 in 2024, 2023 and 2022, respectively.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “ESPP Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An original aggregate number of approximately 1,000,000 shares of the Company’s Common Stock, par value $0.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) were allowed to be sold pursuant to the Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors on December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011, following stockholders’ ratification of the extended expiration date. The Plan was amended as of June 6, 2018, following stockholders’ ratification of a ten-year extension to the expiration date (which now stands at December 31, 2028). Under the Plan, as amended as of June 6, 2018, 995,000 shares of the Company’s common stock were authorized. As of December 31, 2024 and 2023, 349,148 and 441,915 shares, respectively, remained available under the plan. The expense recognized under the Plan was immaterial during the years ended December 31, 2024, 2023 and 2022, respectively.

Shares of common stock purchased through the Plan in 2024, 2023 and 2022 were 92,767, 50,025 and 51,240, respectively.

(7) Major Customers

In 2024, there were three customers that accounted for 14%, 13% and 11%, of the Company’s consolidated sales. In 2023, there were three customers that accounted for 15%, 14% and 8%, of the Company’s consolidated sales. In 2022, there were three customers that accounted for 18%, 13%, and 8% of the Company’s consolidated sales.

The Company primarily sells its products to distributors, buying cooperatives, other co-operative groups and, in certain territories, end users, and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 5%, 3% and 3% of the Company’s receivables as of December 31, 2024. The Company had three significant customers who each accounted for approximately 6%, 5% and 3% of the Company’s receivables as of December 31, 2023. The Company has long-standing relationships with its customers and considers its credit risk associated with its domestic business for accounts receivable to be insignificant.

The Company’s receivables, excluding allowances for expected credit losses, by geography as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Domestic receivables	$71,794	$89,315
International receivables	107,139	108,761
Total receivables	$178,933	$198,076

International sales by territory based on customer location for 2024, 2023 and 2022 were as follows:

	2024	2023	2022
South and Central America	$118,159	$117,727	$124,525
Mexico	48,463	49,800	45,995
Asia	34,123	28,071	26,588
Australia & New Zealand	21,687	19,712	19,674
Canada	8,513	12,268	14,860
Africa	5,646	3,715	8,840
Europe	1,893	2,208	1,964
Middle East	739	1,354	1,836
Total international net sales	$239,223	$234,855	$244,282

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

	Preliminary Allocation at December 31, 2023	Measurement Period Adjustments	Final Allocation
Trade receivables	$1,883	$—	$1,883
Inventory and other current assets	1,330	—	1,330
Property, plant, and equipment	45	90	135
Customer relationships	—	1,300	1,300
Product registrations and product rights	104	396	500
Goodwill	2,949	(1,339)	1,610
Liabilities assumed	(1,819)	(447)	(2,266)
Total	$4,492	$—	$4,492

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

(9) Intangible Assets and Goodwill

The following schedule represents intangible assets recognized in connection with product acquisitions (See Note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at January 1, 2022	$197,841
Additions during fiscal 2022	1,292
Impact of movement in exchange rates	(516)
Amortization expense	(13,953)
Intangible assets at December 31, 2022	184,664
Additions during fiscal 2023	941
Impact of movement in exchange rates	177
Amortization expense	(13,274)
Intangible assets at December 31, 2023	172,508
Measurement period adjustment	1,696
Additions during fiscal 2024	418
Impact of movement in exchange rates	(1,441)
Amortization expense	(13,339)
Asset impairments	(9,345)
Intangible assets at December 31, 2024	$150,497

Goodwill at January 1, 2022	$46,260
Impact of movement in exchange rates	750
Goodwill at December 31, 2022	47,010
Additions during fiscal 2023	2,949
Impact of movement in exchange rates	1,240
Goodwill at December 31, 2023	51,199
Measurement period adjustment	(1,339)
Impact of movement in exchange rates	(3,110)
Goodwill impairment	(27,049)
Goodwill at December 31, 2024	$19,701

Intangible assets and goodwill at December 31, 2024	$170,198

The Company recorded impairment charges related to its SIMPAS precision application technology platform and two of its herbicide products and one of its fungicide products in the amount of $9,345 during the year ended December 31, 2024. In addition, the Company recorded $27,049 in goodwill impairment charges for the year ended December 31, 2024. No impairment charges were recorded during the years ended December 31, 2023.

The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2024 and 2023. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the consolidated statements of operations.

	2024			2023
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$260,928	$138,090	$122,838	$272,879	$131,778	$141,101
Trademarks	38,475	14,375	24,100	40,896	13,290	27,606
Customer lists	11,874	8,315	3,559	11,549	7,748	3,801
Total intangibles assets	$311,277	$160,780	$150,497	$325,324	$152,816	$172,508

Domestic intangible assets	172,755	102,347	70,408	186,134	99,598	86,536
International intangible assets	138,522	58,433	80,089	139,190	53,218	85,972
Total intangibles assets - domestic and international	$311,277	$160,780	$150,497	$325,324	$152,816	$172,508

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2025	$12,417
2026	12,370
2027	12,173
2028	11,356
2029	11,005
Thereafter	91,176
$150,497

The following schedule represents the balance of goodwill at December 31, 2024 and 2023:

	2024	2023
Domestic	$—	$9,131
International	19,701	42,068
Total goodwill, domestic and international	$19,701	$51,199

(10) Commitments

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials total approximately $9,700 as of December 31, 2024. Since the majority of our minimum obligations under these contracts are over the length of the contract on a year-by-year basis, the Company is unable to determine the periods in which these obligations could be payable under these contracts. However, the Company intends to fulfill the obligations associated with these contracts through its purchases during the normal course of business.

(11) Equity Plan Awards

Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock, options to purchase common stock, and other forms of equity. As of December 31, 2024, the number of securities remaining available for future issuance under the Plan is 1,141,745.

The below tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average period for the years ended December 31, 2024, 2023 and 2022. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods, or if there are any changes required to be made for estimated forfeitures.

	Stock-Based Compensation	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
December 31, 2024
Options	$314	$686	2.1
Restricted Stock	2,499	2,595	2.1
Unrestricted Stock	596	270	0.4
Performance-Based Restricted Stock	1,003	909	2.0
Total	$4,412	$4,460
December 31, 2023
Restricted Stock	$4,830	$6,593	1.8
Unrestricted Stock	520	217	0.4
Performance-Based Restricted Stock	788	2,500	1.8
Total	$6,138	$9,310
December 31, 2022
Restricted Stock	$4,407	$6,585	1.8
Unrestricted Stock	499	217	0.4
Performance-Based Restricted Stock	778	2,441	1.8
Total	$5,684	$9,243

Restricted and Unrestricted Stock

A summary of nonvested restricted and unrestricted stock is presented below:

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	686,185	$21.24	742,050	$18.86	817,290	$17.04
Granted	238,585	7.65	306,515	20.31	256,417	23.53
Vested	(348,934)	17.65	(319,751)	14.90	(262,521)	17.84
Forfeited	(144,611)	19.55	(42,629)	20.61	(69,136)	18.58
Nonvested shares at December 31st	431,225	$17.20	686,185	$21.24	742,050	$18.86

The total grant-date fair value of stocks vested during the years ended December 31, 2024, 2023, and 2022 were $6,158, $4,763, and $4,685, respectively.

Performance-Based Restricted Stock

A summary of nonvested performance-based stock is presented below:

	December 31, 2024		December 31, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	263,325	$21.37	318,699	$18.05	379,061	$16.43
Granted	177,010	2.13	94,028	21.51	83,190	23.63
Change based on performance achievement	(49,806)	19.81	(58,827)	14.73	(68,484)	16.87
Vested	(80,570)	21.51	(86,188)	13.99	(51,308)	17.09
Forfeited	(58,331)	22.23	(4,387)	17.67	(23,760)	17.21
Nonvested shares at December 31st	251,628	$7.90	263,325	$21.37	318,699	$18.05

The total grant-date fair value of stocks vested during the years ended December 31, 2024, 2023, and 2022 were $1,733, $1,206, and $877, respectively.

Performance Based Restricted Stock Granted in 2024—During the year ended December 31, 2024, the Company issued a total of 177,010 performance based restricted stock subject to market vesting conditions to its CEO. The shares granted have an average fair value of $2.13. The fair value was determined by using the Monte Carlo valuation method. The fair value of these shares will be expensed over the requisite service period. 118,007 of the shares have a five-year performance period beginning on December 9, 2024 and ending on December 9, 2029. These shares are based upon the relative growth of the fair market value of the Company's stock price over the course of the performance period as compared to the Company's stock price at December 9, 2024. For 59,003 of the shares, the performance period is one-, three-, and five-year periods beginning on December 9, 2024, and ending on December 9, 2025, December 9, 2027, and December 9, 2029. These shares are based upon the relative growth of the fair market value of the Company's stock price over the course of the performance period compared to the Russell 2000 Index as measured at the end of each performance period.

Performance Based Restricted Stock Granted in 2023— During the year ended December 31, 2023, the Company issued a total of 94,028 performance-based shares to employees. The shares granted during 2023 have an average fair value of $21.51. The fair value was determined by using the publicly traded share price as of the market close on the date of grant or the Monte Carlo valuation method for shares subject to market vesting conditions. The Company will recognize as expense the value of the performance-based shares over the required service period from grant date. The shares will cliff vest on April 20, 2026, with a measurement period commencing January 1, 2023, and ending December 31, 2025. Eighty percent of these performance-based shares are based upon the financial performance of the Company, specifically, earnings before interest and tax (“EBIT”) goal weighted at 50% and a net sales goal weighted at 30%. The remaining 20% of performance-based shares are based upon AVD stock price appreciation over the same performance measurement period. The EBIT and net sales goals measure the relative growth of the Company’s EBIT and net sales for the performance measurement period, as compared to the median growth of EBIT and net sales for an identified peer group. The stockholder return goal measures the relative growth of the fair market value of the Company’s stock price over the performance measurement period, as compared to that of the Russell 2000 Index and the median fair market value of the common stock of the comparator companies, identified in the Company’s 2022 Proxy Statement. All parts of these awards vest in three years but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance and to increase to a maximum of 200% for achieving in excess of the targeted performance.

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

During 2024, the Company concluded that the performance measure based on EBIT and net sales for the performance-based shares granted in 2021, when compared to the peer group, was met at 0% for EBIT and 150% for net sales of targeted performance and all related additional expenses were recorded as of December 31, 2024. The 2021 performance shares based on market price was met at 0% when compared to the Russell 2000 Index.

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

In 2024, the Company granted incentive stock options to employees and recorded an expense of $314. All outstanding stock options are not yet vested and exercisable. No stock options were granted and no expense was recorded during the years ended December 31, 2023 and 2022.

Incentive Stock Option Plans

Activity of the incentive stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, January 1, 2022	108,036	$11.49
Options exercised	(39,140)	11.49
Balance outstanding, December 31, 2022	68,896	$11.49
Options exercised	(4,024)	11.49
Balance outstanding, December 31, 2023	64,872	$11.49
Options granted	253,853	10.28
Options exercised	—	—
Options expired	(64,872)	11.49
Balance outstanding, December 31, 2024	253,853	$10.28

All the incentive stock options outstanding as of December 31, 2024, have an exercise price per share of $10.28 and a remaining life of 73 months.

Performance Incentive Stock Option Plan

Activity of the performance incentive stock option plan:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, January 1, 2022	81,808	$11.49
Options exercised	—	11.49
Balance outstanding, December 31, 2023	81,808	$11.49
Options granted	337,542	10.28
Options expired	(81,808)	11.49
Options forfeited	(166,884)	10.28
Balance outstanding, December 31, 2024	170,658	$10.28

All the performance incentive stock options outstanding as of December 31, 2024, have an exercise price per share of $10.28 and a remaining life of 73 months.

The total intrinsic value of options exercised during 2024, 2023, and 2022 was $0, $35, and $877, respectively. Cash received from stock options exercised during 2024, 2023 and 2022 was $0, $46, and $827, respectively. None of the outstanding options are vested or exercisable as of December 31, 2024.

(12) Accumulated Other Comprehensive Loss

The following table lists the beginning balance, annual activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Balance, January 1, 2022	$(13,784)
Foreign currency translation adjustment, net of tax effects of ($245)	1,602
Balance, December 31, 2022	(12,182)
Foreign currency translation adjustment, net of tax effects of ($277)	6,219
Balance, December 31, 2023	(5,963)
Foreign currency translation adjustment, net of tax effects of $198	(12,766)
Balance, December 31, 2024	$(18,729)

(13) Equity Investments

In February 2016, AMVAC BV made an equity investment of $3,283 in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of December 31, 2024, 2023 and 2022, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and to record an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment and concluded in the fourth quarter of 2024 that its investment in Bi-PA is fully impaired. As a result, the Company recorded an impairment charge in the amount of $2,884 during the year ended December 31, 2024. There were no impairment or observable price changes on the investment during the years ended December 31, 2023 and 2022. The investment is recorded within other assets on the consolidated balance sheets and amounted to $0 and $2,884 as of December 31, 2024 and 2023, respectively. Total cumulative impairment charges amounted to $3,283 and $399 as of December 31, 2024 and 2023, respectively.

On April 1, 2020, AMVAC purchased 6,250,000 shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. The shares were publicly traded, had a readily determinable fair value, and were considered a Level 1 investment. In Q1 2024, Clean Seed's shares temporarily ceased trading. Since this investment does not have readily determinable fair value at this time, the Company has elected to measure the investment at the last trading price less impairment, if any, and also records an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Clean Seed. The fair value of the stock amounted to $938 and $425 as of December 31, 2024 and 2023, respectively. The Company recorded a gain of $513 for the year ended December 31, 2024 and losses of $359 and $732 for the years ended December 31, 2023 and 2022, respectively. The investment is within other assets on the consolidated balance sheets. The Company initially invested $1,190 to purchase its stock in Clean Seed Capital Group Ltd. Since that time, the Company has recorded net charges in the amount of $252.

(14) Share Repurchase Programs

The Company periodically repurchases shares of its common stock under a board-authorized repurchase program through a combination of open market transactions and accelerated share repurchase ("ASR") arrangements.

On May 25, 2023, pursuant to a Board of Directors resolution, the Company announced its intention to repurchase up to $15,000 of its common stock under a 10b5-1 plan, par value $0.10 per share, in the open market over the succeeding one year, subject to limitations and restrictions under applicable securities laws. During the year ended December 31, 2023, the Company repurchased 857,455 shares of its common stock for a total of $14,982 at an average price of $17.55 per share under this plan.

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

The shares and respective amount are recorded as treasury shares on the Company’s consolidated balance sheets. The table below summarized the number of shares of the Company's common stock that were repurchased during the years ended December 31, 2023 and 2022. No shares were repurchased in 2024.

Year ended	Total number of shares purchased	Average price paid per share	Total amount paid
December 31, 2024	—	$—	$—
December 31, 2023	885,290	$17.55	$15,539
December 31, 2022	1,668,852	$20.37	$34,002

Pursuant to Amendments Number Six, Seven, and Eight to the Third Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

(15) Supplemental Cash Flows Information

	2024	2023	2022
Supplemental cash flow information:
Cash paid during the year for:
Interest	$15,585	$11,902	$3,834
Income taxes, net	$8,762	$9,428	$19,960
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$—	$834	$851

(16) Segment Information

The Company operates as a single operating segment, which is the business of developing, manufacturing and distributing chemical, biological and biorational products for agricultural, commercial and consumer uses. The Company synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection.

The Company’s CODM is the Chief Executive Officer, who manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. The financial information reviewed by the CODM includes revenue by product line and region, and key expense categories that are regularly provided for the consolidated company.

The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies. Although there are other measures of operating performance used by the CODM, the Company concluded that consolidated operating (loss) income is the measure required to be disclosed as the segment measure of profit or loss. Operating (loss) income is utilized to evaluate to monitor budget versus actual results in order to gain more depth and understanding of the factors driving the business. When evaluating the Company’s financial performance, the following table sets forth significant expense categories regularly provided to the CODM:

	2024	2023	2022
Net sales	$547,306	$579,371	$609,615
Cost of sales:
Material and other costs	(381,784)	(354,580)	(368,263)
Warehousing, handling, and outbound freight	(45,205)	(45,627)	(48,964)
Total cost of sales	(426,989)	(400,207)	(417,227)
Gross profit	120,317	179,164	192,388
Operating expenses
Selling, general and administrative	(119,634)	(116,887)	(119,921)
Research, product development and regulatory	(32,662)	(38,025)	(31,816)
Transformation	(20,162)	(957)	—
Asset impairment charges	(50,414)	—	—
Gain from sale of assets	1,000	—	—
Operating (loss) income	(101,555)	23,295	40,651
Change in fair value of equity investments, net	(2,356)	(359)	(732)
Interest and other expenses, net	(16,547)	(12,639)	(3,954)
(Loss) income before provision for income taxes	(120,458)	10,297	35,965
Provision for income taxes	(5,882)	(2,778)	(8,561)
Net (loss) income	$(126,340)	$7,519	$27,404

Assets provided to the CODM are consistent with those reported on the consolidated balance sheet.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, as of December 31, 2024, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (the “COSO framework”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting were not effective as a result of the material weaknesses detailed below.

Assessment and Conclusion

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses associated with the control environment, control activities and risk assessment components of the COSO framework:

•
Control Environment – within the Company’s Australian component (AgNova), the Company identified that the individuals performing control activities within the component were not sufficiently trained or adequately supervised, and lacked appropriate reporting lines and accountability in accordance with principles of the COSO framework.

•
Control Activities – due to insufficient resources to facilitate a timely financial close process, the operation of internal controls over financial reporting specific to the controls being performed timely in accordance with principles of the COSO framework were not operating effectively. Further, within AgNova, the Company did not have sufficient segregation of duties in place in accordance with a principle of the COSO framework.

•
Risk Assessment – the Company identified that it did not design and implement an effective risk assessment based on the criteria established in the COSO framework. Specifically, the Company did not identify and assess changes to the business that could significantly impact the system of internal control in accordance with principles of the COSO framework.

In addition, management identified a deficiency that constituted a material weakness related to the review of customer agreements related to the accrued program costs and customer prepayments balances. The Company did not perform a sufficiently precise review in order to appropriately consider all agreed-upon terms with customers in its determination of the accrued program costs and customer prepayments balances.

Notwithstanding the material weaknesses described above, we have concluded that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended December 31, 2024, included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report is included herein.

Remediation Measures

Management is committed to addressing and remediating the material weaknesses described above. During the Company’s first fiscal quarter of 2025, the period during which the Company was completing its year-end closing and Annual Report on Form 10-K for the prior fiscal year, the Company failed to anticipate and prepare for several events that impacted the timely filing of our Annual Report on Form 10-K. These events included the need to obtain an amendment to the financial covenants required under the Company’s credit agreement, commencing work to renew, replace or restructure our current credit agreement and issues with oversight and accountability of accounting activities within the Company’s Australian component (AgNova).

Accordingly, the Company has identified the following remediation measures:

•
Enhancing the oversight, reporting lines and authorities, and accountability processes within our finance organization and including improved training, additional personnel with appropriate skillsets, dedicated personnel regarding risk assessment, more comprehensive supervisory processes and completing the implementation of, and standardized processes relating to, the global ERP system.
•
Implementing additional resources to mitigate risks and facilitate a timely financial close process including enhancing policies and procedures including implementing changes to the segregation of duties within AgNova.
•
Enhancing our risk assessment process to ensure it is sufficiently robust to identify and analyze significant events affecting our business, including the impact of these events on the timely completion of our financial statements and SEC filings.
•
Enhancing our review process of agreed upon terms related to the accrued program costs and customer prepayments balances to ensure it is sufficiently precise to identify changes that may impact the balances.

Though remediation measures are subject to continual review, we expect the remediation measures described above will contribute to addressing the identified material weaknesses. Implementation of the remediation measures is subject to oversight by the Audit Committee of our Board of Directors, and the identified material weaknesses will not be considered remediated until the remediation measures have been fully designed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded through testing that the newly implemented controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in internal control over financial reporting during the fourth quarter of the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
American Vanguard Corporation
Newport Beach, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of American Vanguard Corporation and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated May 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

The Company has identified material weaknesses in the design and operation of internal controls over financial reporting in principles associated with the control environment, control activities, and risk assessment components of the COSO framework:

•
Control Environment - within the Company’s Australian component (AgNova), the Company identified that the individuals performing control activities within the component were not sufficiently trained or adequately supervised, and lacked appropriate reporting lines and accountability in accordance with principles of the COSO framework.
•
Control Activities - due to insufficient resources to facilitate a timely financial close process, the operation of internal controls over financial reporting specific to the controls being performed timely in accordance with principles of the COSO framework were not operating effectively. Further, within AgNova, the Company did not have sufficient segregation of duties in place in accordance with a principle of the COSO framework.
•
Risk Assessment - the Company identified that it did not design and implement an effective risk assessment based on the criteria established in the COSO framework. Specifically, the Company did not identify and assess changes to the business that could significantly impact the system of internal control in accordance with principles of the COSO framework.

In addition, the Company identified a deficiency that constituted a material weakness related to the review of customer agreements related to the accrued program costs and customer prepayments balances. The Company did not perform a sufficiently precise review in order to appropriately consider all agreed-upon terms with customers in its determination of the accrued program costs and customer prepayments balances.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

May 28, 2025

AMERICAN VANGUARD CORPORATION

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AMERICAN VANGUARD CORPORATION

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Executive Officers of the Company,” “Election of Directors,” “Information about the Board of Directors and Committees of the Board” and “Transactions with Management and Others—Section 16(a) Beneficial Ownership Reporting Compliance” is set forth below.

NOMINEES FOR ELECTION AS DIRECTORS—QUALIFICATIONS, EXPERIENCE AND COMPETENCIES

The following sets forth the names and certain information with respect to the persons nominated for election as directors. All such nominees have consented to serve and are currently directors. Six of the nine nominees were elected by the stockholders at the 2024 Annual Meeting of Stockholders. Following summary information on the experience of each nominee we have included a matrix that outlines the key skills and competencies of all nominees.

Marisol Angelini, age 63, was elected to the Board in December 2021.

•
Experience: Ms. Angelini is a senior leader with over 30 years of experience in global consumer product companies, focusing on growing and transforming businesses. During her career at The Coca-Cola Company, she served as CMO (Central and Eastern Europe, Mexico and Brazil), VP of Global Tea/Water categories, and General Manager of Glaceau Smartwater. Prior to that, Ms. Angelini led personal care, household cleaners, oral care, and paper businesses, which she ran while working for Procter & Gamble in Latin America. She has been involved in multiple acquisitions within P&G and Coca-Cola and has been instrumental in sourcing, integrating and making these businesses profitable. She has board experience in public, private and non-profit companies and is a certified board director. She served on the board of Bush’s Brothers (a $1 billion family company) and is also a member of NACD (National Association of Corporate Directors), which is dedicated toward director education and best practices for public company boards. Ms. Angelini holds an MBA from Mercer University in Atlanta and a BA from Georgia State University. Ms. Angelini’s experience in the food sector (which is our ultimate customer), LATAM, marketing, new product launching, and governance are all valuable traits for our board of directors.

Dr. Mark R. Bassett, age 64, was elected to the Board in June 2022.

•
Experience: Dr. Bassett brings strong operational expertise and a continuous improvement mindset. He has a long and accomplished history over the last 30 years of building and growing chemical businesses. Until December 31, 2021, Dr. Bassett was the Chairman and CEO of Hemlock Semiconductor (HSC). The leadership of The Dow Chemical Company (NYSE: DOW) selected him to manage the transition of HSC to becoming a standalone company of approximately $1 billion in revenue and roughly 1,200 of employees. HSC is a leading provider of ultra-pure polycrystalline silicon and other silicon-based products used in the manufacture of semiconductor devices, solar cells and modules. Prior to leading HSC, from 2012-2016 he was a global VP, Polyurethanes at The Dow Chemical Company responsible for a multi-billion dollar global P&L with over 2000 associates at over 35 sites globally. From 2009-2012, he led the formation of Dow Oxygenated Solvents which consolidated three separate businesses into a multi-billion dollar portfolio with 10 sites and approximately 500 employees. He graduated magna cum laude from Notre Dame with a B.S. in Chemical Engineering and holds an M.S. and Ph.D in Chemical Engineering from the University of Virginia. He was selected as a National Science Foundation post-doctoral fellow.

AMERICAN VANGUARD CORPORATION

Scott D. Baskin, age 71, was elected to the Board in January 2014.

•
Experience: Mr. Baskin has extensive experience as a litigator arising from his 35-year career with the law firm of Irell & Manella, from which he retired at the end of 2013. During his tenure at Irell & Manella, Mr. Baskin concentrated his practice on intellectual property, technology, real estate, business torts and securities actions for a multitude of corporate clients. A frequent lecturer and writer, he has published many articles on intellectual property rights, patent infringement, trial preparation and discovery. He was an assistant instructor at Yale Law School and clerked for Hon. Y. C. Choy, United States Court of Appeals for the Ninth Circuit. Mr. Baskin holds a B.A. in Political Science and History from Stanford University and a J.D. from Yale Law School. Mr. Baskin brings legal acumen and extensive experience in intellectual property matters, which complement the Company’s commitment to technology innovation.

Patrick E. Gottschalk, age 62, was elected to the Board in June 2022.

•
Experience: Mr. Gottschalk is a leader with significant operational experience who helps executives develop and implement strategic goals. He served as Chairman and CEO of Union Carbide from 2007 until 2012. Most recently Mr. Gottschalk served as President of Coatings, Monomers and Additives, a multi-billion dollar business within The Dow Chemical Company (NYSE: DOW), which is a chemicals manufacturer, and served in this capacity from 2012 until 2016. Mr. Gottschalk currently serves as a director of the Superior Plus Corporation, which is a publicly listed corporation on the Toronto stock exchange (TSX: SPB). He received a BS in Chemical Engineering from the University of Texas and an MBA from Pepperdine University.

Emer Gunter, age 64, was elected to the Board in 2019.

•
Experience: Ms. Gunter joined the Board after a 34 year career at Monsanto, during which she served as Director of Manufacturing for Latin America (overseeing 20 plants), Asia Pacific (overseeing 15 plants) and, ultimately, as Vice President of Environmental, Safety and Health. During that time, she led multiple initiatives in various countries relating to process optimization, de-bottlenecking, quality, cost reliability, ESH (environmental, safety and health), six sigma, factory automation, succession planning and new facility construction. She also served as a member of the Manufacturing Leadership Team and Monsanto Advisory Council, where she operationalized human rights initiatives, influenced ESH throughout the culture and led a step-change in contractor and employee safety performance, reducing the number of recordables by half, while the company doubled in size. Ms. Gunter’s extensive expertise in manufacturing, international business operations and ESH make her a valuable resource to the Company, which has a long history in manufacturing, and is committed to the principles of sustainability.

Douglas A. Kaye III, age 56, is a nominee for election to the Board for the first time via this proxy statement.

•
Experience: Mr. Kaye joined the Company as Chief Executive Officer in December, 2024. For the past 13 years, he has served in a variety of senior leadership roles at Albaugh, LLC, a top ten global crop protection company. He most recently held the role of President, North America, which is the largest region in the Company. Previously, he was Group Chief Commercial Officer, where he oversaw the commercial activities, which included North America, Europe, Brazil, Argentina, and Latin America regions. Mr. Kaye also served as President of the European region for seven years. Prior to his work at Albaugh, Dak was the CFO and a Director at a non-crop subsidiary of the crop protection company, Adama, and previously held the role of Co-CEO at an international automotive logistics organization. Mr. Kaye began his career at Arthur Andersen, LLP. He has a Masters of Accountancy and a Bachelor of Science in Business Administration, both from Auburn University. Mr. Kaye was recently elected to the Executive Board of the industry group CropLife America (CLA).

AMERICAN VANGUARD CORPORATION

Steven D. Macicek, age 67, was elected to the Board in March 2024.

•
Experience: Mr. Macicek joined the Board in March 2024 and was appointed to the position of Chair of the Audit Committee. Mr. Macicek formerly served in positions of increasing responsibility at Ernst & Young from 2002-2019, serving as Global Service Partner, Leader of the Center for Board Matters (Southwest Region) and Energy Services Market Leader. Prior to that time, he held positions of increasing responsibility at Arthur Andersen, LLP from 1980-2002. Throughout his career, Mr. Macicek has provided audit, tax and advisory services to numerous corporate clients, including high-growth mid-caps and large multinationals across multiple industries, including, distribution, manufacturing, construction, engineering, oil and gas, energy services and software. He is an audit committee financial expert, a Certified Public Accountant and has advised numerous boards and C-suite executives on complex accounting and business issues.

Keith M. Rosenbloom, age 56, was elected to the Board in June 2022.

•
Experience: Mr. Rosenbloom has over 30 years of public and private investing experience. He is committed to helping AVD create long-term shareholder value by improving its asset allocation paradigm, corporate finance analysis, capital markets credibility and focus on improving long-term stakeholder returns. Mr. Rosenbloom is the co-founder of Cruiser Capital Advisors, LLC, which acts as the investment advisor to pooled investment vehicles on a discretionary basis. Over the past eight years, Mr. Rosenbloom has helped the boards of public companies such as A. Schulman (formerly NASDAQ: SHLM), Ashland Global (NYSE: ASH) and Dow Chemical (NYSE: DOW), add highly qualified members to their boardrooms, seeking to improve stockholder value at those companies. Mr. Rosenbloom also serves on a number of charitable boards including, Hillel International (Board of Governors), and Hatzalah (Israel's private EMT service). Mr. Rosenbloom graduated cum laude from Yale University.

Carmen Tiu de Mino, age 62, was elected to the Board in December 2024.

•
Experience: Ms. Tiu has over 30 years in the agricultural chemical sector, having joined Dow AgroSciences in 1987 (including its successor company Corteva AgroSciences) in roles of increasing responsibility until her retirement in early 2024. During her career at Dow/Corteva, Ms. Tiu worked primarily in regulatory strategy, food standards, risk, and government affairs. She is the author of over 100 scientific publications and contributed to hundreds of regulatory strategies. Ms. Tiu earned a Bachelor of Science degree in Chemical Engineering and a Masters of Science degree in Organic Chemistry from the University Politechnic Timisoara and is a Fellow of the American Chemical Society.

As indicated in the table below, our director nominees collectively possess a wide-range of key skills and competencies that provide a strong foundation for strategic oversight, risk management, corporate governance and practical business decision making. We believe that such individuals are qualified to serve on our Board in light of these skills and competencies, among others.

Key Skills/Competencies	Angelini	Baskin	Bassett	Gottschalk	Gunter	Kaye III	Macicek	Rosenbloom	Tiu de Mino
Agribusiness	●				●	●			●
C-Suite / Senior Mgt.	●	●	●	●	●	●
Cybersecurity/IT		●		●		●	●
ESG/Sustainability	●				●	●			●
Financial Expert/Literate	●	●	●	●		●	●	●	●
Global	●		●	●	●	●	●		●
Gov't/Regulatory		●				●	●	●	●
Human Capital	●		●	●	●	●	●		●
Merger and Acquisition	●	●	●	●		●	●	●	●
Operational Excellence			●	●	●	●			●
Supply Chain			●	●	●	●
Strategy	●	●	●	●	●	●	●	●	●
Transformation	●		●	●		●	●

AMERICAN VANGUARD CORPORATION

Key to Skills Matrix:

Agribusiness – 10+ years in Agriculture, Food or Agrochemical business;

C-Suite/Senior Management – 10+ years;

Cybersecurity/IT – oversaw digital tools for business efficiency, security, privacy;

ESG/Sustainability – experience in overseeing sustainability initiatives including sustainability reports;

Finance Expert/Literate – qualifies as Audit Committee expert or as financially literate under SEC rules;

Global Experience – managed multinational company or lived and/or worked abroad;

Government/regulatory – served or interacted extensively with a regulatory agency;

Human Capital – oversaw human capital, talent management, rewards and/or HR systems;

Mergers & Acquisitions – self-evident;

Operational Excellence – led initiatives to improve operational and/or financial efficiency;

Supply Chain – managed procurement, vendor relations and/or pricing policies related thereto;

Strategy – oversaw corporate strategy for near- and mid-term growth and profitability;

Transformation – oversaw initiatives to achieve operating greater operating leverage through business, operational and product changes.

AMERICAN VANGUARD CORPORATION

BOARD SKILLS AND LEADERSHIP

General Qualifications. In evaluating persons for potential service on the Board, we seek, above all, the most qualified candidates and, as more fully discussed below, nominees should have experience in, or an aptitude for, certain competencies that are essential to our business. Viable candidates must also have ample professional experience and business acumen befitting a director of a public company.

Board Refreshment/Succession. On March 6, 2024, Morton D. Erlich submitted his resignation to the Board. After conducting a search with an external recruiting firm, on March 6, 2024, the Board resolved to accept Mr. Erlich’s resignation and to appoint Steve Macicek to the Board to fill the vacancy left by Mr. Erlich. Mr. Erlich’s resignation and Mr. Macicek’s appointment became effective on March 28, 2024.

In addition, on December 10, 2024, Deborah Edwards submitted her resignation to the Board, effective December 10, 2024, at which time the Board appointed Carmen Tiu to fill the vacancy left by Ms. Edwards. Ms. Tiu assumed positions on both the Finance and Risk Committees that had been vacated by Ms. Edwards.

In the past three years, the Board has undergone significant refreshment, particularly in respect of leadership positions, Ms. Baskin, the Lead Director, and Ms. Gunter, the Chair of the Nominating and Corporate Governance Committee, have served in these roles for three years. Mr. Macicek, the Chair of the Audit Committee, has served in that role for approximately one year; and Ms. Agelini, the Chair of the Compensation Committee, and Mr. Basset, the Chair of the Finance Committee, have served in those roles for under one year.

Lead Director v. CEO. At present, Scott Baskin, an indepdendent director, serves as lead director and, in that capacity, sets the agenda for all meetings of the Board. Prior to his departure from the position of CEO in July 2024, Eric Wintemute had served as both Chair of the Board and CEO. With the appointment of Douglas Kaye to the position of CEO in December 2024, then, the role of Chair and CEO was separated. The Board believes that having an independent lead director ensures a high degree of objectivity, whether or not the roles of Chair and CEO are combined. Further, in the future, the Board intends to segregate the roles of Chair and CEO.

RISK OVERSIGHT

The Company’s Board of Directors has formal responsibility for risk oversight. In 2011 the Board formed a Risk Committee, which now consists of Scott Baskin (as chairman), Mark Bassett, Debra Edwards, Patrick Gottschalk and Emer Gunter (as Environmental, Social Responsibility & Governance “ESG” Liaison). The Risk Committee meets regularly (at least four times per year) and coordinates primarily with the Risk Manager (Timothy J. Donnelly) of the Company. All members of the Board are invited to, and typically attend, Risk Committee meetings.

Senior management has also appointed a team of managers to serve as an executive risk committee, with responsibility to identify and assess areas of risks, to identify mitigation measures and to implement those measures. The Company has identified several material risks facing the Company and has identified risk owners responsible for marshalling the resources and leading a team to address those risks. These identified risks are updated from time to time and presently include:

•
Adverse regulatory climate and poor industrywide public image;
•
Maintaining supply chain continuity for raw materials and intermediates;
•
Succession planning and retention;
•
Vulnerability to environmental or safety events;
•
Underperformance v. peers;
•
Sustainable growth of core business and green solutions;
•
Cyber-security;
•
Risks related to the implementation of artificial intelligence into our processes;
•
Potential that the company’s transformation initiatives will not generate the efficiencies or leverage benefits that they are designed to achieve; and

AMERICAN VANGUARD CORPORATION

•
Potential for intangible impairment that are material in size in light of the significant level of goodwill associated with prior acquisitions.

These risks are incorporated into the risk-owners’ annual performance goals and are important factors in determining both job performance and incentive compensation. Executives serving as risk-owners periodically report their progress through the Risk Manager to the Risk Committee.

Cyber-security

Risk Management & Strategy. AVD has adopted a comprehensive set of controls and processes to encourage a high level of awareness of, and responsiveness to, cybersecurity threats. The foundational document outlining the program is embodied in Registrant’s Enterprise Information Security Policy (the “REIS Policy”). The REIS Policy establishes a framework for the continuous monitoring of its computing resources, the maintenance and reporting of audit logs and the assessment of events that could form the basis of a threat. In addition, the REIS Policy sets forth requirements for employee awareness training, user authentication, software usage restrictions and boundary protection, among other things. The policy also establishes an incident response plan, including back-up hosting, alternate processing and system recovery, along with assignment of responsibility and resources for those activities. Within the exhibit of the REIS Policy, management either working alone or, in case of greater complexity, with consultants, will assess an incident or series of incidents for materiality, taking into account the nature of the incident, duration, the nature of data compromised, and the nature of damages (including with respect to reputational, third party, share price, and business interruption) and all within the context of the Company's financial performance during the affected reporting period(s).

Furthermore, AVD has taken measures to prevent cybersecurity breaches, to minimize threats and, to the extent possible, to anticipate trends and identify vulnerabilities before arising to the level of an incident. In short, AVD is pro-active in its approach and has formulated a specific plan to investigate, respond and minimize loss of functionality or other damage from an incident.

Governance. The REIS Policy has been drafted in collaboration with one of the largest IT solutions providers in the field and was modeled after NIST standards relating to governance, documentation and processes. The Company is implementing the REIS Policy through its Cyber and Privacy Risk Steering Committee (the “CPRSC”), which is chaired by the Chief Information Officer (who is also AVD’s Risk Manager) and includes cross functional business process owners from operations, sales, marketing, finance and Human Resources, as well as our Director of Information Technology, who alone has over 30 years’ experience in IT-related security and whose staff collectively has over 50 years’ experience in this area. In addition, the committee is advised by a virtual Corporate Information Security Officer who works with the third-party solutions provider.

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

AMERICAN VANGUARD CORPORATION

ENVIRONMENTAL, SOCIAL RESPONSIBILITY AND GOVERNANCE

Human Capital Resources

We believe that, beyond being essential to our operations, our people have inestimable worth independent of our business. As outlined in our Human Rights Policy (see, the "ESG" tab on our website, www.american-vanguard.com), we believe that it is fundamental to our corporate responsibility that we recognize, respect and nurture the freedom and dignity of all persons. Accordingly, we have insinuated that belief throughout the fabric of our operations in our approach toward our employees. Indeed, the first two core values underlying our commitment to sustainability (see, Update to Corporate Sustainability Report, under the "ESG" tab on our website at www.american-vanguard.com) are “Safety First” – which is a culture that begins with highly-regulated manufacturing plants, continues into the design of science-backed products and extends into market-leading delivery systems – and “Making a Difference” – under which, by rewarding achievement and giving our employees a voice, we attract a diverse array of employees who want to make a difference in their careers, in the company and in the communities that we serve. Our website is not part of this Proxy Statement, and references to our website address in this Proxy Statement are intended to be inactive textural references only.

During 2023, the Company hired its first Senior Vice President of Human Resources who is leading our Human Capital program, which consists of the following elements:

•
Board Oversight – through our Nominating and Corporate Governance Committee (“N&CG”), our board of directors oversees human capital-related risks and opportunities. Annually, the N&CG Committee requires that management provides an update on succession planning for key executives, emphasizing a forward-looking approach within a culture of performance and engagement.
•
Strategy – the Company’s human capital strategy has two primary elements: employee engagement and provision of competitive benefits (including an outstanding health benefits plan). As we have covered in our Update to Corporate Sustainability Report, our Company is a destination for highly qualified employees who are drawn to a workplace where they can make a difference. Our management philosophy prioritizes collaborative and consistent execution to fulfill our commitments, fostering a performance-driven culture. This strategic approach has empowered the Company to optimize retention, even amidst the challenges of a competitive employment market.
•
Compensation – as highlighted in our strategy, compensation is a pivotal component of our human capital approach. We consistently motivate our workforce through competitive compensation and comprehensive welfare benefits. Additionally, we proactively educate our employees on the totality of their compensation, encompassing wages, stock options, health benefits, and paid time off.
•
Employee Engagement – our management style is to solicit ideas from employees, involve them in implementation and give them recognition for ideas that succeed. For example, personnel from virtually any department (be it sales, technology, product development or otherwise) can submit ideas to our Innovation Review Committee (“IRC”) for consideration and potential funding. Ideas that originate within the IRC are then subject to a Stage Gate process through which the investment thesis of each idea is rigorously tested. Those projects that survive this scrutiny are placed on a project timeline and receive appropriate resources on a path toward commercialization.
•
Representative Population – based upon the Company’s most current EEO-1 (“Equal Employment Opportunity”) Report, representation of African Americans in our domestic workforce exceeds the prevalence of that group in the national population, while representation of Hispanic personnel is slightly below the national average. Our average employee age is 45 and our gender diversity is approximately 30% female and 70% male.

The Company employed 755 employees as of December 31, 2024, and 845 employees as of December 31, 2023. From time to time, due to the seasonality of its business, AVD uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

AMERICAN VANGUARD CORPORATION

SUSTAINABILITY

At the core of our sustainability strategy is the acknowledgment that the Agriculture industry, in general, and AVD, in particular, can help mitigate climate change. In fact, we believe are already doing so with our portfolio of products and technologies. As a foundation to our strategy, we believe that an important solution toward mitigating climate change lies beneath our feet – literally, in the form of soil, which is the single largest repository for sequestering carbon. We are placing an emphasis on various forms of Climate-Smart Technology in the form of soil health products. Among the over 120 GreenSolutions™ products currently offered by the Company, we develop and market AMVAC Greenplants™ micronutrients, which are tailored to accommodate plant development cycles in order to enable greater uptake of important nutrients while saving water and reducing the use of application equipment. Our Agrinos product lines consist of bacterial consortia that enhance a plant’s uptake of phosphorus, nitrogen and potassium. Further we are committed to environmental stewardship, and, in our periodically published sustainability reports, we provide updated metrics on greenhouse gas emissions, energy, water withdrawal and waste. During 2024, we retained a third-party audit firm to give limited assurance related to the data supporting certain of these metrics under ISAE 3000. Please see the Company’s current Corporate Sustainability Report at http://www.american-vanguard.com/esg for further details on our commitment to sustainability.

CORPORATE GOVERNANCE OF THE COMPANY

The Company is committed to sound corporate governance principles and practices. Please visit the Company’s website at www.american-vanguard.com for the Company’s current Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Finance Committee Charter, the Code of Ethics and Conduct, the Employee Complaint Procedures for Accounting and Auditing Matters, and Corporate Governance Guidelines, all of which are also available to any stockholder upon request in printed form.

PROHIBITIONS ON INSIDER TRADING AND HEDGING

We have adopted an Insider Trading Policy that prohibits the purchase or sale of our securities by any director, officer, or employee who is in possession of material, non-public information regarding the Company. The policy provides guidance on what constitutes material information and when such information becomes public. It covers transactions by family members and entities controlled by insiders, and outlines procedures for pre-clearance of trades, blackout periods, and the use of Rule 10b5-1 trading plans. The policy also discusses the serious consequences of violating insider trading laws, including disciplinary action and potential criminal penalties. A copy of our Insider Trading Policy is filed as an exhibit to our Annual Report on Form 10-K filed with the SEC. It is also the policy of the Company that the Company will not engage in transactions in Company securities, or adopt any securities repurchase plans, while in possession of material non-public information relating to the Company or its securities other than in compliance with applicable law, subject to the policies and procedures adopted by the Company.

The Company also has an Anti-Hedging Policy that prohibits both directors and Section 16 officers from both hedging and other non-monetized transactions, such as zero-cost collars, forward sales contracts or other similar instruments, which allow a person to lock in much of the value of his or her stock holdings, generally in exchange for all or part of the potential for upside appreciation in the stock. The Company believes that such instruments place the subject shares at risk of unexpected disposition (as, in the case of a call or foreclosure) and change the essential nature of the investment in common stock, thus serving to misalign the holder’s interests from those of the Company’s stockholders.

MEETINGS OF THE BOARD

The Board met 17 times during the year ended December 31, 2024. All directors attended 100% of the aggregate of the number of regular meetings of the Board and at least 75% of the total number of special meetings of the Board and meetings held by all committees of the Board for which they served. The non-management directors of the Company meet at regularly scheduled executive sessions without any member of the Company’s management present. The individual who presides at these executive sessions is the lead director, Scott Baskin. Interested parties who wish to communicate with the lead director or with non-management directors may do so by email to directors@amvac.com.

The Board does not mandate that its members attend the Annual Meeting of Stockholders. All directors attended the 2024 Annual Meeting of Stockholders, which was held virtually.

AMERICAN VANGUARD CORPORATION

COMMITTEES OF THE BOARD

Below is a table indicating the current committee assignment of director nominees:

	Audit Committee	Compensation Committee	Finance Committee	Nominating and Corporate Committee	Risk Committee	Lead	BoD Chair
Angelini	●	C	●
Baskin	●			●	C	●
Bassett			C		●
Gottschalk	●	●			●
Gunter			●	C	●
Macicek	C	●		●
Rosenbloom		●	●	●
Tiu de Mino	●		●		●
Wintemute							●

(C) Committee Chair

(●) Committee Member

Audit Committee

The Audit Committee is currently composed of Steven Macicek (Chairperson), Marisol Angelini, Scott Baskin, Patrick Gottschalk and Carmen de Tiu, all of whom are non-employee directors and financially literate. The Board has determined that all members of the Audit Committee are independent directors under the applicable rules and regulations currently prescribed by the SEC and the applicable rules and listing standards currently prescribed by the New York Stock Exchange. In addition, the board has found that Mr. Macicek is an “audit committee financial expert” within the meaning of applicable SEC rules and regulations. The Audit Committee held five regular meetings during the year ended December 31, 2024.

The responsibilities of the Audit Committee are set forth in the current Audit Committee Charter, which is available on the Company’s website (www.american-vanguard.com), and include:

•
Providing oversight on the accounting policies, financial reporting process and the adequacy of the Company’s internal controls.
•
Engaging the services of an independent registered public accounting firm to audit the Company’s consolidated financial statements and internal controls for financial reporting.
•
Pre-approving all services performed by the independent registered public accounting firm.
•
Reviewing the scope of the audit activities of the independent registered public accounting firm and appraising audit efforts.
•
Reviewing services provided by the independent registered public accounting firm and other disclosed relationships, as they bear on the independence of that firm.
•
Overseeing the performance of the Company’s internal audit function.
•
Establishing procedures for the receipt, retention and treatment of complaints, if any, regarding accounting, internal controls or auditing matters.

Compensation Committee

The Compensation Committee is currently composed of Marisol Angelini (Chairperson), Patrick Gottschalk, Steven Macicek and Keith Rosenbloom, all of whom are independent directors under the applicable rules and listing standards currently prescribed by the New York Stock Exchange. Further, the Board has found that each of the members of the

AMERICAN VANGUARD CORPORATION

Compensation Committee, who administers the Company’s compensation plans, is a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee held five regular meetings during the year ended December 31, 2024.

The responsibilities of the Compensation Committee are set forth in the current Compensation Committee Charter, which is available on the Company’s website (www.american-vanguard.com), and include:

•
Establishing executive compensation policy consistent with corporate objectives and stockholders’ interests.
•
Overseeing the process for evaluating CEO performance in comparison with Board-approved goals and objectives.
•
Setting CEO compensation with the other independent members of the Board.
•
Administering grants and options in Company stock under the Company’s compensation plans.
•
Evaluating the independence of compensation professionals.

Role of Outside Advisors

Pursuant to the charter of the Compensation Committee, the Compensation Committee has the authority to engage independent counsel, accountants, consultants and other advisers as it deems necessary or appropriate to carry out its duties and responsibilities. As discussed in these proxy materials under the heading “Compensation Discussion and Analysis,” in 2024, the Compensation Committee engaged Exequity, LLP to provide analysis related to the competitiveness of our executive and director compensation programs, compensation structure for our new chief executive officer, periodic reviews of our compensation peer group, and other mandates as directed by the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently composed of Emer Gunter (Chairperson), Scott Baskin, Steven Macicek and Keith Rosenbloom. The Board has determined that all members of the Nominating and Corporate Governance Committee are independent directors under the applicable rules and listing standards currently prescribed by the New York Stock Exchange. The Nominating and Corporate Governance Committee held four regular meetings during the year ended December 31, 2024. In addition, Emer Gunter serves as ESG Liaison between the N&CG Committee and senior management.

The responsibilities of the Nominating and Corporate Governance Committee are set forth in the current Nominating and Corporate Governance Committee Charter, which is available on the Company’s website (www.american-vanguard.com), and include:

•
Recommending nominees, including from stockholders, for election and re-election to the Board of Directors.
•
Reviewing certain of the Company’s governing documents, corporate policies and charters, and considering certain corporate governance matters.
•
Overseeing evaluation of the Board and its effectiveness.
•
Recommending committee assignments and lead director/chair nominees to the Board.
•
Reviewing succession planning for executive officers.
•
The N&CG Committee will also consider nominees submitted by stockholders based on the criteria set forth in the Company’s Corporate Governance Guidelines and policies.

AMERICAN VANGUARD CORPORATION

Stockholder Recommendations

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders in the same manner it considers other candidates, but it has no obligation to recommend such candidates. A stockholder that wants to recommend a candidate for election to the Board of Directors should send a recommendation in writing to American Vanguard Corporation, c/o Corporate Secretary, 4695 MacArthur Court, Newport Beach, California 92660. Such recommendation should describe the candidate’s qualifications and other relevant biographical information and provide confirmation of the candidate’s consent to serve as director.

Stockholders may also nominate directors at the Annual Meeting by adhering to the advance notice procedure described elsewhere in this Proxy Statement.

Finance Committee

The Finance Committee is currently composed of Mark Bassett (Chairperson), Marisol Angelini, Emer Gunter, Keith Rosenbloom and Carmen Tiu de Mino. The Finance Committee held one meeting during the year ended December 31, 2024.

The responsibilities of the Finance Committee are set forth in the current Finance Committee Charter, which is available on the Company’s website (www.american-vanguard.com) and involves, among other things:

•
Working with senior management to evaluate, investigate and recommend changes in the area of corporate finance.
•
Reviewing making recommendations to the board regarding acquisitions, divestitures and restructuring activity.
•
Reviewing short-term and long-term financing plans.

Risk Committee

The Risk Committee is currently composed of Scott Baskin (Chairperson), Mark Bassett, Patrick Gottschalk, Emer Gunter and Carmen Tiu de Mino. The Risk Committee held four meetings during the year ended December 31, 2024. All members of the Board are invited to, and typically attend, Risk Committee meetings. The primary responsibility of the Risk Committee is to oversee risk management at the Company and to ensure that the Company continuously monitors material risks, identifies mitigation measures for those risks, and takes commercially practicable measures to minimize those risks to the fullest extent possible. The committee works with the Company’s Risk Manager and senior management to conduct (or cause to be conducted) periodic assessments of the Company’s risk profile and to ensure the following:

•
That adequate resources are made available to address and mitigate risks, where possible,
•
That risk owners are identified and made accountable for addressing these risks, and
•
That the practice of monitoring and addressing these risks remains a part of the Company’s culture.
•
See, also, “Risk Oversight” for additional information.

Family Relationships

There is no family relationship among any of our directors or executive officers.

AMERICAN VANGUARD CORPORATION

EXECUTIVE OFFICERS OF THE COMPANY

The following persons are the current executive officers, all of whom are also named executive officers (the “NEOs”) of the Company:

Name of Director/Officer	Age	Capacity
Douglas A. Kaye III	56	Chief Executive Officer
David T. Johnson	68	Vice President, Chief Financial Officer and Treasurer
Timothy J. Donnelly	65	Chief Administrative Officer, General Counsel & Secretary
Shirin Khosravi	56	Chief Human Resources Officer
Peter E. Eilers	61	Managing Director, Amvac Netherlands BV

Douglas A. Kaye III joined the Company as Chief Executive Officer in December, 2024. For the past 13 years, he has served in a variety of senior leadership roles at Albaugh, LLC, a top ten global crop protection company. He most recently held the role of President, North America, which is the largest region in the Company. Previously, he was Group Chief Commercial Officer, where he oversaw the commercial activities, which included North America, Europe, Brazil, Argentina, and Latin America regions. Mr. Kaye also served as President of the European region for seven years. Prior to his work at Albaugh, Dak was the CFO and a Director at a non-crop subsidiary of the crop protection company, Adama, and previously held the role of Co-CEO at an international automotive logistics organization. Mr. Kaye began his career at Arthur Andersen LLP. He has a Masters of Accountancy and a Bachelor of Science in Business Administration, both from Auburn University. Mr. Kaye was recently elected to the Executive Board of the industry group CropLife America (CLA).

David T. Johnson has served as Vice President, Chief Financial Officer, and Treasurer of the Company since March, 2008. Mr. Johnson served as Finance Director for Amcor Flexibles UK Ltd., a $500 million manufacturer of decorative packaging and a subsidiary of Amcor, a multibillion dollar corporation based in Australia, from June 2003 through March 2008. Prior to that he served as Vice President of Finance for Sterer Engineering, a subsidiary of Eaton Aerospace, an $8 billion Cleveland based multinational Company from April 2001 through June 2003.

Timothy J. Donnelly has served as Chief Information Officer, General Counsel and Secretary of the Company since June 2024 and had been Chief Administration Officer from June 2010 prior to that time. He began his service with the Company in October 2005 as Vice President, General Counsel and Assistant Secretary, was appointed Secretary in June 2007 and assumed responsibility for Human Resources and Risk Management in 2009. Prior to his service with the Company, from September 2000 through October 2005, Mr. Donnelly served as Vice President, General Counsel and Secretary for DDi Corp. (Nasdaq—DDIC), a manufacturer of quick-turn, high-technology printed circuit boards.

Shirin Khosravi has served as Chief Human Resources Officer since December 2024 and was Vice President of Human Respources from Februray 2024 until that time. Prior to her service with the Company, Ms. Khosravi worked as an HR professional for over 25 years in positions of increasing responsibility, including at CR Laurence (an architectural hardware and glazing supplies company), Dover Corporation (a diversified global manufacturer of innovative equipment and components) and Holcim (a global construction materials provider). She has an MBA from the University of Western Ontario, and a BA in Business from Edith Cowan University in Perth, West Australia.

Peter E. Eilers has served as Managing Director of AMVAC Netherlands BV since June, 2018. Prior to that time, he served as Vice President, Business Development and Marketing, to which he was appointed in January 2017. Mr. Eilers joined the Company in August 2015 as Global Director of Business Development and Marketing. Prior to that time, Mr. Eilers had over 25 years’ experience with Bayer CropScience (and its predecessors) where he served as Marketing Director for EMEA, Executive Head of Bayer CropScience Merger & Acquisitions/Business Development, and Country Head in various regions, including Poland, the Baltics, Iberia and Indochina, among other position

ITEM 11 EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation of Executive Officers” and “Information about the Board of Directors and Committees of the Board—Compensation of Directors” is set forth below.

COMPENSATION DISCUSSION AND ANALYSIS

AMERICAN VANGUARD CORPORATION

In this Compensation Discussion and Analysis, we address our philosophy, programs and processes related to the compensation paid or awarded in 2024 to our named executive officers (“NEOs”) listed below and in the Summary Compensation Table for 2024 that follows this discussion.

The following individuals were our NEOs for 2024:

•
Douglas A. Kaye III, who serves as our Chief Executive Officer
•
Eric G. Wintemute, who serves as our Chairman and served as our Chief Executive Officer until his retirement on July 12, 2024
•
David T. Johnson, who serves as our Vice President, Chief Financial Officer and Treasurer
•
Timothy J. Donnelly, who serves as our Chief Information Officer, General Counsel, & Secretary
•
Shirin Khosravi, who serves as our Chief Human Resources Officer
•
Peter E. Eilers, who serves as our Managing Director, Amvac Netherlands BV
•
Ulrich G. Trogele, who served as our Executive Vice President, Chief Operating Officer until his retirement on May 31, 2024
•
Anthony S. Hendrix, who served as our Vice President of Sales, US and Canada until his departure on May 3, 2024

Executive Summary

The year 2024 was one of extraordinary transformation for the Company, during which, teaming with a nationally-known business consultant, it began two transformation initiatives – both business and digital – to improve operating efficiency, implement an organization having greater accountability and upgrade the entire ERP platform to centralize its global footprint and improve the quality and timeliness of critical data. Further, in mid-2024, the then current CEO left the Company, a provisional group was formed to continue the work of the Chief Executive Officer, Chief Operating Officer and Chief Transformation Officer pending the hiring of a new CEO, and a new CEO was successfully recruited and hired by year end.

In the midst of these changes, the Company’s performance in 2024 declined as compared to the prior year. While adjusted EBITDA was within the targeted range, and net sales were marginally lower than the prior year, due largely to persistently low commodity prices, the Company recorded a significant net loss arising from significant nonrecurring charges (including with respect to transformation expenses, inventory reserves, impaired assets and goodwill, among others). That said, the Company believes that it is poised to move into the future with an improved balance sheet and a focus to “simplify, execute and deliver” as per the mantra of its new CEO.

In light of 2024 performance, neither the incumbent CEO nor any of the other NEOs received any cash bonus for 2024 performance. Thus, the cash bonus and total direct compensation for the CEO were below the 25thpercentile of the CEOs of the Company’s Proxy Peers (as defined below). The CEO’s equity award was at about the median of the Proxy Peers and was made with an eye toward incentivizing future value creation, including options that carried additional TSR triggers at $20 and $25 per share that must be achieved before vested options can be exercised. With respect to the cash bonus, total direct compensation and equity award, the other NEOs were below the 25th percentile of the Company’s proxy peers. The Company’s one-year, three-year and five-year total shareholder return (“TSR”) was below the 25th percentile of its Proxy Peers. The Company believes that, overall, executive compensation for 2024 was consistent with the rubric of pay-for-performance.

Compensation Objectives

Our executive compensation program has three primary objectives to:

•
Align management’s interests with the long-term interests of stockholders;
•
Provide compensation on the basis of performance that supports key financial and strategic business outcomes; and

AMERICAN VANGUARD CORPORATION

•
Attract, motivate and retain top talent to lead our business.

Our first objective is accomplished by ensuring that our executives are stockholders. We do this through the regular awards of equity, whether in the form of restricted stock, options or performance-based shares/options, and the adoption of executive stock ownership guidelines. We make these equity awards through our 2022 stock incentive plan (the "2022 Plan"), which was most recently approved in its current form by our stockholders at the 2022 Annual Meeting. Our second objective means that we want our executives to seek optimal results in both the short and long term. One of the primary means of rewarding performance is through cash incentive compensation. Another means is through performance-based equity, which, during 2024 took the form of options that included TSR triggers. Our third objective is accomplished through ensuring that our compensation is competitive (for example, through benchmarking the compensation practices of similarly-situated companies) and to promote the retention of key talent through awards of stock (either restricted stock units or stock options) that vest over three years.

What We Reward

We expect our executives to operate at a high level and to be involved in setting and executing our business plan. Accordingly, our executives are directly involved in defining the Company’s strategy (its roadmap to success), its budget (the short term business plan), and the associated short term objectives which are established as necessary to achieve the budget. During 2024 and prior, SMART goals (Specific, Measurable, Achievable, Realistic and Time-Based) were the primary measure by which each executive was held accountable. They varied from position to position and included both company-wide goals (as, for example, net sales and net income for the CEO) and individual goals (for example, factory efficiency targets for the Vice President of Manufacturing). The specific plan for short term incentive compensation in 2024 is illustrated in the table below.

For 2025, the Company will be following a formula-driven approach toward incentive compensation that is built upon five companywide key performance indicators (KPIs) – three are financial (net sales, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and net trade working capital) and two operational (transformation execution and manufacturing/opex). We have established a graded scale of targets for each KPI and placed the majority of emphasis on the financial KPIs, while setting target incentive compensation for the CEO at 100% of base wage and for the other NEOs at 60%. See “Elements of 2025 Compensation and Why We Pay Them” for a more detailed discussion on KPIs and our approach toward 2025.

AMERICAN VANGUARD CORPORATION

Compensation Program Best Practices

The Compensation Committee continues to implement and maintain sound practices in our executive compensation program and related areas. Our current compensation program includes features that we believe drive performance and excludes features we do not believe serve our stockholders’ long-term interests. The table below highlights the “Sound Practices” features that our compensation program includes and “Poor Pay Practices,” which are excluded. Certain of these features are described in greater detail after the table.

Included Features (“Sound Practices”)	Excluded Features (“Poor Practices”)

➣ Performance-based Equity – Half of the equity awards made to executives vest based upon metrics as compared to a peer group, specifically, net sales, EBIT(earnings before interest and taxes) and TSR which over a performance period, typically three years’ in length.

➣  Caps on Individual Bonuses – Our executives’ incentive compensation is effectively capped at 1.8 times salary for the CEO and 90 percent of salary for other officers.

➣  Clawback Policy – Our executives are subject to having incentive compensation recouped by the Company in the event of material fraud or misconduct resulting in a restatement of financial statements.

➣  Stock Ownership Guidelines— We have adopted share ownership requirements for both our executive officers (4X base wage for CEO and 2X base wage for CEO reports) and our directors (four years’ worth of stock awards).

➣  Consultant Independence – The Compensation Committee retains an independent compensation consultant. Our consultant is evaluated annually for independence to ensure objectivity.

➣ Market Benchmarking – Compensation decisions are made in the context of relevant market comparators.

➣  Risk Management – Our executive officers’ compensation program has been designed and is reviewed to ensure that it does not encourage inappropriate risk-taking.

➣  “Double Trigger” severance – Our change in control agreements require both a change in control and termination during a two year period before equity is accelerated and monetary benefits become due. (Please see page 100 of this Form 10-K).

➣ No income or excise tax gross-ups.

➣  No “single trigger” severance payments in case of change of control.

➣  No guaranteed base salary increases, minimum bonuses or equity awards.

➣  No resetting of strike price on underwater options.

➣ No replacement or “make whole” awards of equity.

➣ No Hedging–Our executive officers and directors are prohibited from all hedging activities (as, for example, with zero-cost collars and forward sales contracts) and holding Company securities in margin accounts.

AMERICAN VANGUARD CORPORATION

1.
High Percentage of Performance/TSR

In the several year period prior to 2024, the Company had awarded performance shares that were based upon financial metrics achieved by the Company as compared to peers that had been identified in the proxy (at time of award). However, in 2024, the Company turned toward total shareholder return as a performance metric, splitting equity awards between time-based restricted stock (having a three-year, cliff-vesting period) and options which, for the then current NEOs also included an additional trigger to the effect that half of the options would be exercisable only if the fair market value (FMV) Company’s common stock equaled or exceeded $20 per share for 30 continuous trading days and the other half when the FMV equaled or exceeded $25 per share for same length of time.

Since the Company began the process of granting awards of performance shares, we have experienced mixed vesting performance. Because there had been multiple factors used to determine vesting (EBIT, sales and TSR versus two different comparator groups), it was typical for one or more metrics to vest at or above target, while another vests below target (resulting in a partial forfeiture). Based upon this experience, then, we can say that the performance metrics are neither too lax, nor overly restrictive.

2.
Effective Cap on Individual Bonuses

By employing a formula-driven incentive compensation policy (starting in 2025), the Company continues to follow a policy of effectively capping an individual’s annual incentive cash compensation. As more fully explained below (please see Incentive Compensation at p. 28), if all KPIs are exceeded to the maximum extent, the CEO would receive 1.8 times his annual salary, while the other NEOs would receive 90% of their salary. The Compensation Committee has put these effective caps in place both to eliminate the possibility that any one individual will receive an excessive share of the bonus pool and to prevent windfall payments in the event that unforeseen circumstances result in goals being drastically exceeded. Further, as was the case in 2024, to the extent that a threshold level of profitability is not met, no incentive compensation is conferred.

3.
Clawback Policy

The Company continues to follow a clawback policy that provides, among other things:

“In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Board will require reimbursement or forfeiture of any excess incentive compensation received by a Covered Executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement.”

4.
Stock Ownership Guidelines

Under the Company’s stock ownership and stock retention policy, the CEO is required to obtain and maintain four times his base wage in stock, and Section 16 officers other than the CEO are required to obtain and maintain two times their base wage in Company common stock. This is to be accomplished, in part, through periodic grants of equity by the Board. Similarly, as more fully described in page 107 under “Director Compensation,” non-management directors are required to accumulate and maintain shares equal in amount to the number of shares granted to them during the first four full years of service on the Board. Through these policies, the interests of both executive officers and directors are better aligned with those of our stockholders.

5.
Anti-Hedging Policy

The Company’s Anti-Hedging Policy prohibits both directors and Section 16 officers from both hedging and other non-monetized transactions, such as zero-cost collars, forward sales contracts or other similar instruments, which allow a person to lock in much of the value of his or her stock holdings, generally in exchange for all or part of the potential for upside appreciation in the stock. The Company believes that such instruments place the subject shares at risk of unexpected disposition (as, in the case of a call or foreclosure) and change the essential nature of the investment in common stock, thus serving to misalign the holder’s interests from those of the Company’s stockholders.

6.
Equity Award Granting Policy

Equity compensation awards made to our executive officers must be approved by the Compensation Committee. The Compensation Committee approves and grants annual equity awards, which include RSUs and PSUs and in the past have included stock options, at approximately the same time every year. Outside of the annual grant cycle, the Compensation

AMERICAN VANGUARD CORPORATION

Committee may, from time to time, grant off-cycle equity awards, such as in connection with a new hire, promotion or retention award. All off-cycle equity awards are issued on a pre-determined date following approval by the Compensation Committee. The Compensation Committee does not take material non-public information into account when determining the timing of the grant of equity awards, including stock options, and the timing of the release of material non-public information is not based on affecting the value of executive compensation.

7.
Accounting And Tax Considerations

The Compensation Committee may consider various accounting and tax implications of equity-based and other forms of compensation. When determining the amounts of equity-based awards to be granted, the Compensation Committee considers the accounting cost associated with the grants. Under Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 718, or ASC 718, grants of stock options, restricted stock units, and performance stock units result in an accounting charge for the Company equal to the fair value of the award issued.

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows a federal income tax deduction for compensation paid by publicly held companies to certain of their executive officers that is in excess of $1,000,000 per year. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.

Compensation Consultant Independence

As per New York Stock Exchange ("NYSE") Listing Standard 303A.05(c)(iv), the charter of the Compensation Committee requires that committee to evaluate the independence of its compensation consultants. Accordingly, that committee evaluated its compensation consultant, Exequity LLP, in 2023 and determined that there is no conflict of interest with that firm and that with respect to the six factors set forth in the listing rules, Exequity was independent, as indicated by the following:

Independence Factor	Consultant Compliance

➣ Provision of other services to the Company by the consultant.

➣ Amount of fees received from the Company as a percentage of consultant’s total revenues.

➣ Policies and procedures of committee with regard to its consultant are designed to prevent conflicts of interest such as:

➣  Providing unrelated services.

➣  Trading in the stock of its clients.

➣ Any business or personal relationship with a member of the Compensation Committee.

➣ Any stock of the Company owned by consultant.

➣ Any business or personal relationship with an executive officer of the Company.

➣ Consultant does not provide other services to the Company.

➣ Fees received by consultant during FY 2023 are less than 1% of the consulting firm’s revenues for that year.

➣ Consultant has implemented principles to ensure independence:

➣ Does not provide unrelated services.

➣ Does not trade in the stock of its clients.

➣ There is no relationship with a member of the Compensation Committee.

➣ Consultant owns no shares of the Company.

➣ There is no relationship with an executive officer.

AMERICAN VANGUARD CORPORATION

We believe that, by ensuring the independence and objectivity of our compensation consultant, we provide an additional assurance that the consultant will not be influenced by improper motives, such as personal gain, that could compromise its ability to recommend a fair and transparent plan of compensation for Company executives.

Consideration of “Say on Pay” Advisory Vote and Shareholder Input for Past Three Years

At each of the last three Annual Meetings of Stockholders, we have held an advisory stockholder vote on executive compensation. At the meetings held in 2024, 2023, and 2022, approximately 93%, 91% and 83% (in a contested proxy), respectively, of the shares that voted approved our executive compensation described in the subject proxy statement. During that period, the Company’s compensation policies and practices have not changed markedly. Thus, both the Compensation Committee and the Company viewed these voting results as a strong indication that the Company’s stockholders support our compensation policies and practices. Further, the Company maintains a plan of regular outreach to, and interaction with, investors, potential investors and analysts through personal meetings, telephone conversations and attendance at investment conferences. In 2024, the Company had direct contact with over half of the active institutional investors in its common stock. Through these efforts, the Company continually elicited issues of concern from these stakeholders. Stockholders did not express concern with compensation but, rather, with strategic direction, nonrecurring charges, the benefit of transformation initiatives, capital allocation, working capital supply chain, market conditions, and operating expenses.

Elements of 2024 and 2025 Compensation

Salaries— With a decline in financial performance during 2023, salaries for the Company’s NEOs were not increased at the start of 2024. When the financial performance for the immediately preceding year is strong, the salaries for NEOs are typically adjusted upward within a range that is identified by the Compensation Committee’s independent compensation consultant. It should also be noted that the Company has historically raised salaries in excess of a modest adjustment when an officer takes on additional, meaningful responsibilities. Base salary as a percent of total cash compensation among NEOs as a group was 43% in 2024, 68 % in 2023 and 69% in 2022.

Base salaries for our NEOs in 2024 were:

Name	Base Salary
Douglas A. Kaye III	650,000
Eric G. Wintemute	757,013
David T. Johnson	429,048
Timothy J. Donnelly	362,866
Shirin Khosravi	276,360
Peter E. Eilers	290,963
Ulrich G. Trogele	450,448
Anthony S. Hendrix	348,578

Short Term Incentive Compensation

With respect to 2024, in light of poor financial performance, none of the NEOs received any incentive compensation for 2024 performance. This is consistent with the Company’s commitment to paying for performance.

Looking into 2025, the Company has established a KPI-driven approach toward Short-Term Incentive compensation ("STI") for its NEOs. We have depicted the elements of the formula in the table below. Proceeding from the general to the specific, we have identified three financial KPIs – net sales, adjusted EBITDA and net trade working capital, to which we give a weighting of 20%, 50% and 20%, respectively. We cover the balance with two corporate KPIs, namely, transformation results and manufacturing/opex, to which we give a weighting of 5% each.

AMERICAN VANGUARD CORPORATION

The target short term incentive compensation for the CEO is set at 100% of base salary, while the non-CEO NEOs have a target of 60% of base salary. In addition, as per the matrix below, we have established grades of success (Levels 1 through 6) for each KPI. At year end, actual performance for each KPI is checked against Levels 1 through 6, and a factor (the “Level Factor” from the table below) is identified. To arrive at the NEO’s incentive compensation, we take the product of x) his or her target bonus, y) the weighting of such KPI as per the above chart and z) the Level Factor from the table below. We make this calculation for each KPI and add together the subtotals to arrive at total short term incentive compensation payout. The result could vary from zero (if all KPIs were at or below Level 1) to 180% of target bonus (if all KPIs were at or above Level 6).

Reasons for KPI Selection – In designing the short term incentive compensation plan, the Board and Compensation Committee selected the KPIs and assigned them their relative weightings for the following reasons. First, the factor of highest emphasis (at 50%), adjusted EBITDA, has become the factor of greatest importance in our overall financial performance among investors. In addition, over the course of the past several years, while maintaining resiliency at the net sales level, the Company has experienced erosion of its operating leverage. Adjusted EBITDA is a useful measure for assessing operating leverage as well as for holding management accountable toward the goal of improving that leverage.

Second, at 20%, net sales receives a medium emphasis among the KPIs. While it is important to maximize operating leverage, management must also be committed to growing the business. It is important to continue launching new products, gaining market share of existing products and expanding our portfolio – these are the hallmarks of successful businesses within our industry. Similarly, net trade working capital receives the same medium emphasis (20%) in light of the fact that, over the past several quarters, the Company’s working capital has grown beyond optimal size. It is essential to reduce inventory, to build to demand and to manage our factories in an optimal way.

Third, the last two KPIs, manufacturing/opex and transformation execution, at weighted at 5% each. These are included in the NEOs’ initiatives in order to encourage continued discipline in holding down expenses, maximizing manufacturing cost absorption and following through on the many transformation initiatives that were launched in 2024.

AMERICAN VANGUARD CORPORATION

Equity—We believe that in providing equity to senior executives and requiring that shares equal in value to a multiple of base salary be accumulated by such executives over time, the interests of our executives will be more fully aligned with those of our stockholders. The Company has adopted a policy to prohibit short sales or hedging transactions by executives and members of the Board. Through these awards and these policies, the Company believes that executives will take a longer term view of the Company and will seek to enhance stockholder value several years into the future. Equity awards also serve as a means of encouraging future performance and of retaining key employees over the long term. In addition, it is highly prevalent among peer companies to award equity to executives regularly. In the Company’s case, these awards are typically made early in the fiscal year. We believe that it would be difficult to attract, motivate, and retain executives without offering them a share in the Company’s long-term prospects. In 2024, in an effort to encourage greater shareholder value, the Board has elected to award options to the NEOs that will vest and be exercisable only if the Company’s common stock equals or exceeds $20 per share (for one-third of the shares) or $25 per share (for two-thirds of the shares) for 30 consecutive trading days. In addition, the Board awarded restricted stock units to NEOs that vest on the third anniversary of the award and are subject to forfeiture if, for any reason, the recipient is not continuously employed by the Company through the vesting date.

In making equity award decisions, the Compensation Committee and Board also take into account the fair market value of the Company’s shares and the potentially dilutive effect of making awards. For example, in 2025, in light of a low share price and a lender-imposed moratorium on repurchasing shares, the Compensation Committee suspended the annual equity award for existing employees (including incumbent NEOs) pending a return to a higher share price.

As more fully described below in “Benchmarking and the Compensation Consultant”, the Compensation Committee periodically conducts a benchmarking study to take into account, among other things, the prevalence (by amount and type) of equity awarded to executive officers of similarly situated companies. These studies typically include information on prevalent rates at which available shares are consumed under equity plans of peers. In awarding equity, the Compensation Committee considers not only these studies, but also the compensation history of the Company, retention issues, and the expensing of equity awards in connection with its recommendation to the Board. In 2024, the Board followed its standard practice of awarding shares to executives, including both time-based restricted shares and TSR-based options.

Other Cash Compensation – With the departure of the CEO, the COO and the CTO in mid-2024, the Company formed an office of CEO (OCEO) consisting of Mr. Johnson, Mr. Donnelly and Ms. Khosravi with consulting from director, Mark Bassett. In addition to carrying out its other responsibilities, the members of the OCEO effectively managed the business on a day-to-day basis for the second half of 2024, including with respect to expediting the transformation initiatives that the Company had begun earlier in that year. In consideration for carrying the additional burden of the recently-vacated positions, each member of the OCEO received a nonrecurring transformation benefit of $125K for each of the third and fourth quarters of 2024. Upon the hiring of Dak Kaye to the position of CEO in late December 2024, the OCEO was dissolved, and Mr. Kaye assumed the position on a full-time, dedicated basis.

Other Benefits— In 2024, the Company continued its practice of offering a comprehensive suite of other benefits to its executives, including group health (medical, dental and vision) and life insurance to all of our employees. Our medical plan took the form of PPO programs which are largely self-funded. However, the Company limited its claims exposure by maintaining stop loss coverage on an individual basis and appointed Collective Health as its third-party administrator. Collective Health offers not only claims processing service, but also a user-friendly, phone-based application as its claims interface. Health benefits premiums were highly subsidized by the Company and offered extremely competitive terms (e.g., low co-payments and office visit charges). As a corollary to the group health plan, the Company continued to promote wellness through a voluntary program, through which the Company gave financial incentives for fitness, participation in group events (e.g., virtual 5K, on-line fitness challenge), health and diet coaching, among other things. These programs are a powerful tool in retention, recruiting, morale-building, and maintaining the health of the workforce. Our executives also received life insurance and long-term disability insurance coverage. In addition, certain executives received an automobile allowance.

Finally, in 2024, our executives (and all full-time employees) continued to have the option to participate in the Company’s 401K retirement savings plan, under which the Company matches up to 5% of the participant’s salary (subject to an annual cap) and the Employee Stock Purchase Plan, which permits the purchase of Company shares at a discount through payroll deduction.

AMERICAN VANGUARD CORPORATION

Benchmarking and the Compensation Consultant

During 2024 the Compensation Committee’s independent compensation consultant, Exequity, revisited the group of comparator companies for purposes of benchmarking executive compensation, which analysis it completed in November 2024. In connection with those efforts, Exequity defined a group of comparators, focusing on product lines, GICS numbers, and a proxy review to determine whether and to what extent peer companies identified the Company (or others in the Company’s peer group) as comparators. The comparator group (“Proxy Peers”) identified by Exequity consisted of 14 publicly traded specialty chemical companies, namely: AdvanSix Inc. (ASIX), Arcadium Lithium plc (ALTM), Aspen Aerogels, Inc. (ASPN),Balchem Corporation (BCPC), Core Molding Technologies, Inc. (CMT), CVR Partners LP (UAN), Ecovyst Inc. (ECVT), Hawkins, Inc. (HWKN), Haynes International, Inc. (HAYN), Innospec Inc. (IOSP), Intrepid Potash, Inc. (IPI), LSB Industries, Inc. (LXU), Quaker Chemical Corporation (KWR) and Tredegar Corporation (TG). Proxy Peers had median revenues of $706 million per annum, median market capitalization $926 million and median enterprise value of $1,305 million. To our knowledge American Vanguard is the only publicly traded crop protection Company of its size, and no Proxy Peers operate at all in the crop protection sector.

According to Exequity’s analysis, 2024 compensation for the Company’s new CEO (on an annualized basis) yielded the following comparative results, which are also depicted in the table below:

•
The CEO base salary was below the 25th of the Proxy Peers.
•
The bonus amount (of $0) for the CEO was below the 25th percentile for target bonus of the Proxy Peers.
•
Annualized total cash for the CEO was below the 25th percentile for target total cash of the Proxy Peers.
•
Equity granted in 2024 to the CEO was between the 25th percentile and the median of the Proxy Peers.
•
Annualized total direct compensation for the Company’s CEO was below the 25thpercentile of the Proxy Peers.

On average, according to the Exequity study, compensation for other NEOs was as follows: salary was at approximately the 25th percentile for salaries of Proxy Peers, while incentive cash, total cash (excluding the nonrecurring transformation benefit for the CFO, CIO and CHRO), equity and total direct compensation were below the 25th percentile for the Proxy Peers.

Closing Comments

The Company believes that its executive compensation meets its primary objectives. In the midst of a transformative year, during which net sales were marginally down due to persistently low commodity prices and adjusted EBITDA was within the targeted range, the Company incurred significant nonrecurring charges that generated a net loss. While these necessary measures will lead to an improved balance sheet, the impact on overall financial performance was such that none of the NEOs received an incentive bonus. Consequently, while continuing to receive base wages that are at or above the median of Proxy Peers (on average), the NEOs received total direct compensation that was below the 25thpercentile of its Proxy Peers. In sum, we believe that the Company paid NEOs in a manner consistent with overall company performance.

AMERICAN VANGUARD CORPORATION

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 (b) of Regulation S-K with management and, based on the review and discussions referred to in that Item, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Marisol Angelini, Chair

Patrick Gottschalk

Steven Macicek

Keith Rosenbloom

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash and other compensation for services rendered for the three calendar years 2024, 2023 and 2022, paid or awarded by the Company and its subsidiaries to the CEO, CFO, the four most highly compensated executive officers other than the CEO and CFO, and the CEO who departed from the Company during the subject year and two additional highly compensated executive officers (the “NEOs”). As mentioned in the discussion below, due to lower-than-expected performance during both 2023 and 2024, none of the NEOs received incentive compensation.

AMERICAN VANGUARD CORPORATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e) (2)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($) (i)		Total ($) (j)
Douglas A. Kaye III, Chief Executive Officer	2024	39,583	(1)	300,000	1,335,577	—	—	—	—		1,675,160

Eric G. Wintemute, Chairman and Former Chief Executive Officer	2024	418,784	(2)	—	402,534	822,256	—	—	3,024,374		4,667,948
	2023	755,655		—	1,688,426	—	—	—	65,692		2,509,773
	2022	723,465		656,250	1,407,292	—	—	—	65,867		2,852,874

David T. Johnson, Chief Financial Officer	2024	429,048		—	43,073	204,354	—	—	286,795	(9)	963,270
	2023	428,278		—	180,680	—	—	—	79,793		688,751
	2022	410,033		186,250	199,634	—	—	—	53,767		849,684

Timothy J. Donnelly, Chief Information Officer, General Counsel & Secretary	2024	362,866		—	36,432	172,844	—	—	286,795	(9)	858,937
	2023	362,214		—	152,820	—	—	—	36,030		551,064
	2022	346,785		167,500	168,841	—	—	—	34,780		717,906

Shirin Khosravi, Chief Human Resources Officer	2024	276,318		—	—	16,103	—	—	277,369	(9)	569,790

Peter E. Eilers, Managing Director, Amvac Netherlands B.V.	2024	290,963	(3)	—	20,755	98,472	—	—	116,991		527,181
	2023	290,868	(3)	—	87,067	—	—	—	—		377,936
	2022	292,867	(3)	142,500	102,043	—	—	—	—		537,410

Ulrich G. Trogele, Former Executive Vice President, Chief Operating Officer	2024	192,306	(4)	—	—	—	—	—	9,045		201,351
	2023	449,702		—	189,679	—	—	—	36,030		675,411
	2022	430,529		195,000	209,582	—	—	—	34,780		869,891

Anthony S. Hendrix, Former Vice President of Sales, U.S. and Canada	2024	127,365	(5)	—	23,819	113,002	—	—	17,492		281,678
	2023	348,001		—	99,899	—	—	—	44,401		492,301
	2022	333,163		150,000	108,108	—	—	—	44,173		635,444
(1)
Salary for 2024 reflects salary payments to Mr. Kaye from start date of December 9, 2024 through December 31, 2024.
(2)
Salary for 2024 reflects salary payments through July 12, 2024, the last day of Mr. Wintemute's employment. On an annualized basis, excluding severance compensations, his salary would have been $796,125. Further, his annualized total compensation would have been the sum of salary ($796,125) plus other benefits not including severance ($157,341) plus stock award value ($402,534) plus option value ($822,256) which equals $2,178,256.
(3)
Salary for 2024, 2023 and 2022 reflects the effect of euro to dollar currency exchange.
(4)
Mr. Trogele would have been one of the top five most highly compensated officers but for the fact that he left the company before the end of 2024. Salary for 2024 reflects salary payments through May 31, 2024, the last day of Mr. Trogele's employment. On an annualized basis, his salary would have been $415,799.

AMERICAN VANGUARD CORPORATION

(5)
Mr. Hendrix would have been one of the top five most highly compensated officers but for the fact that he left the company before the end of 2024. Salary for 2024 reflects salary payments through May 3, 2024, the last day of Mr. Hendrix's employment. On an annualized basis, his salary would have been $384,200.
(6)
The amounts in this column reflect the aggregate grant date fair value of restricted stock and restricted stock unit awards computed in accordance with the ASC 718. All assumptions made in the valuations are contained and described in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
(7)
The amounts in this column reflect the aggregate grant date fair value of stock options computed in accordance with the ASC 718. All assumptions made in the valuations are contained and described in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
(8)
Reflects a sign on bonus of $300,000 to be paid as follows: $200,000 at the end of the first quarter of 2025, and $100,000 at the end of the fourth quarter of 2025.
(9)
This includes compensation of $250,000 for service in office of the CEO during Q3 and Q4 of 2024.

AMERICAN VANGUARD CORPORATION

ALL OTHER COMPENSATION

		Perquisites ($)		Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Defined Contribution Plans ($)(3)		Vacation/Severance Payments / Accruals ($)		Change in Control Payments / Accruals ($)
Eric G. Wintemute	2024	28,950	(1)	—	1,530	10,396	(4)	2,983,498	(6)	—
	2023	56,525	(1)	—	1,530	7,637	(4)	—		—
	2022	56,700	(1)	—	1,530	7,637	(4)	—		—

David T. Johnson	2024	18,000	(2)	—	1,545	47,750	(5)	—		—
	2023	18,000	(2)	—	1,530	60,263	(5)	—		—
	2022	18,000	(2)	—	1,530	34,237	(5)	—		—

Timothy J. Donnelly	2024	18,000	(2)	—	1,545	17,250		—		—
	2023	18,000	(2)	—	1,530	16,500		—		—
	2022	18,000	(2)	—	1,530	15,250		—		—

Shirin Khosravi	2024	12,000	(2)	—	1,545	13,824		—		—

Ulrich G. Trogele	2024	7,500	(2)	—	831	11,329		—		—
	2023	18,000	(2)	—	1,530	16,500		—		—
	2022	18,000	(2)	—	1,530	15,250		—		—

Anthony S. Hendrix	2024	4,618	(2)	—	831	11,329		—		—
	2023	27,085	(2)	—	816	16,500		—		—
	2022	28,107	(2)	—	816	15,250		—		—

Peter E Eilers	2024	15,578	(2)	—	67,880	33,533		—		—
	2023	19,338	(2)	—	—	33,523		—		—
	2022	18,841	(2)	—	—	20,347		—		—
(1)
Automobile allowance of $10,800 for the year ended December 31, 2024 and $21,600 for each of the years ended December 31, 2023 and 2022; and expense reimbursements of $18,150, $34,925 and $35,100 relating to country club membership fees and assessments in the years ended December 31, 2024, 2023, and 2022, respectively.
(2)
Automobile allowance.
(3)
Effective January 1, 2005, the Company matches employee contributions to its 401(k) savings plan dollar for dollar up to 5% of base salary.
(4)
This reflects the Company’s total contribution to employee’s 401(k) account in 2024, 2023, and 2022 and is the sum of a $10,396, $7,637 and $7,637 to match to employee’s salary deferral plus $0, $0 and $51,000, respectively, in additional contribution in conjunction with a proportionate contribution being concurrently made to a group of non-highly compensated employees.
(5)
This reflects the Company’s total contribution to employee’s 401(k) account in 2024, 2023, and 2022 and is the sum of a $16,500, $16,250 and $10,237 to match to employee’s salary deferral plus $30,500, $43,763 and $24,000, respectively, in additional contribution in conjunction with a proportionate contribution being concurrently made to a group of non-highly compensated employees.

AMERICAN VANGUARD CORPORATION

(6)
This reflects severance compensation arising from Mr. Wintemute's departure on July 12, 2024, which consists of $2,298,461 paid in the form of a lump sum payment of $191,538 plus 21 semi-monthly payments of $47,885 plus eleven monthly payments for consulting work in the amount of $14,394 per month.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the grant of plan-based awards for the year ended December 31, 2024, to the NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of	Full Grant Date Fair
Name (a)	Grant Date (b)	Threshold (#) (c)	Target (#) (d)	Maximum (#) (e)	Threshold (#) (f)	Target (#) (g)		Maximum (#) (h)	Units (#) (i)	Options (#) (j)		Option Awards ($/Share) (k)	Value of Stock ($) (1) (l)
Douglas A. Kaye III	12/9/2024	—	—	—	—	59,003	(2)	—	—	—		4.17	245,770
Douglas A. Kaye III	12/9/2024	—	—	—	—	118,007	(3)	—	—	—		1.11	130,974
Douglas A. Kaye III	12/9/2024	—	—	—	—	59,003	(4)	—	—	—		5.72	337,497
Douglas A. Kaye III	12/9/2024	—	—	—	—	52,448	(5)	—	—	—		5.72	300,003
Eric G. Wintemute	1/22/2024				—	—		39,157	—	—		—	402,534
Eric G. Wintemute	1/22/2024				—	—		—	—	196,712		10.28	822,256
David T. Johnson	1/22/2024	—	—	—	4,190	4,190	(6)	4,190	—	—		—	43,073
David T. Johnson	1/22/2024	—	—	—	—	—		—	—	48,888	(7)	10.28	204,354
Timothy J. Donnelly	1/22/2024	—	—	—	3,544	3,544	(6)	3,544	—	—		—	36,432
Timothy J. Donnelly	1/22/2024	—	—	—	—	—		—	—	41,350	(7)	10.28	172,844
Shirin Khosravi	1/22/2024				—	—		—	—	4,087		10.28	16,103
Anthony S. Hendrix	1/22/2024	—	—	—	2,317	2,317	(6)	2,317	—	—		—	23,819
Anthony S. Hendrix	1/22/2024	—	—	—	—	—		—	—	27,034	(7)	10.28	113,002
Peter E. Eilers	1/22/2024	—	—	—	2,019	2,019	(6)	2,019	—	—		—	20,755
Peter E. Eilers	1/22/2024	—	—	—	—	—		—	—	23,558	(7)	4.18	98,472
(1)
This column shows the full grant date fair value of restricted stock grants made based on the closing price of the Company’s stock as of the date of award, with the exception of options (whether solely time-based or time- and TSR-based), which was determined by using the Monte Carlo valuation method. The full grant date fair value of each award is the number of shares multiplied by the grant date fair value per share. These amounts were not paid to any named executive officer. The recognized compensation expenses for 2024 awards are shown in the “Stock Awards” column in the “Summary Compensation Table”.

AMERICAN VANGUARD CORPORATION

(2)
These comprise an award of performance-based restricted stock that vests upon the attainment of both (i) continuous employment through his first, third, and fifth anniversary of his employment, and (ii) the relative growth of the issuer's total shareholder return as compared with the Russell 2000 as follows: a) 50% of target (i.e., one-third of total award) if the TSR is >= the 25th percentile but < the 50th percentile, b) 100% of the target if the TSR is >= 50th percentile but < the 75th percentile and c) 200% of the target if the TSR is >= the 75th percentile. Each award is valued at $4.17 using the Monte Carlo method.
(3)
These comprise an award of performance-based restricted stock that vests at any time during the five year term in a two step process as follows: x) step one - one-sixth of the total number of shares awarded will vest on each of the dates upon which the fair market value of the issuer's common stock exceeds a) 2X, b) 3X and c) 4X the FMV on the date of the award (i.e., $5.72/share), in each case, for at least 20 consecutive days, and y) step two - one-sixth of the total number of shares awarded will vest twelve months after the occurrence of either clause a), b) or c) above, provided the reporting person remains employed by issuer on such date. These shares are valued at $1.11 per share.
(4)
These comprise an award of time-based restricted stock that vests on equal tranches on each of the first, second, third, fourth, and fifth anniversary of the award date and are subject to forfeiture in the event that reporting person is not continuously employed through each such vesting date for any reason.
(5)
These shares constitute time-based restricted shares that vest in even tranches on the first, second, third, fourth and fifth anniversary of the award and are subject to vesting and acceleration in the event of the termination of employee’s employment for any reason.
(6)
The shares constitute time-based restricted shares that vest in even tranches on the first, second and third anniversary of the award and are valued at $10.28 per share, which is the fair market value of the Company’s common stock as of the award date. Vesting requires the employee’s continuous employment through the vesting date, and unvested shares are forfeited if service is interrupted prior to such vesting date for any reason.
(7)
These are options to purchase shares of the Company’s common stock. They vest on the third anniversary of the award date and exercisability is further subject to a TSR condition – namely, one-third of the options will be deemed to be exercisable when the fair market value of the common stock equals or exceeds $20 per share for 20 consecutive trading days, and two-thirds of the options become exercisable when the fair market value of the common stock exceeds $25 per share for 20 consecutive trading days. The Monte Carlo valuation for such options is $4.18 per share.
(8)
These are options to purchase shares of the Company’s common stock with a strike price of $10.28 per share. They vest on the third anniversary of the award date. The Monte Carlo valuation for such options is $3.94 per share.

NARRATIVE DISCUSSION TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

The Company and Mr. Wintemute entered into an employment agreement, dated as of April 1, 2022, pursuant to which Mr. Wintemute served as the Company’s Chairman and CEO. Mr. Wintemute’s annual base compensation for the year ended December 31, 2024 was $757,000, with increases to be made by the Board in their sole discretion. Mr. Wintemute was eligible to receive a bonus, in an amount as determined by the Board, based on his performance against reasonable qualitative and quantitative benchmarks. The agreement also provided Mr. Wintemute with certain additional benefits, including a car allowance of $1,800 per month and reimbursement for reasonable and customary business expenses. Mr. Wintemute’s agreement was of indefinite duration, unless terminated by the Company. Under the terms of that agreement, if the Company were to terminate Mr. Wintemute’s employment without cause and not due to disability or death, the Company would pay to Mr. Wintemute an amount equal to two times the average annual cash compensation received by him over the course of the two immediately preceding calendar years (including his average annual bonus as measured over the three, previous full years) and his unvested shares will be deemed to be vested as of the termination date. If Mr. Wintemute were to have died or become disabled during the term of the agreement, the Company would pay him or his designated beneficiary, as applicable, any amounts (including salary) and continue any benefits due to Mr. Wintemute under the agreement for 12 months after his death or disability. Provisions relating to change of control are set forth on page 100.

Effective as of July 3, 2024, the Company Mr. Wintemute, the Company’s then Chairman and CEO, entered into a Transition Agreement, which set forth the terms and conditions of Mr. Wintemute’s retirement. The Transition Agreement provides that Mr. Wintemute would continue to serve in his role as CEO until the earliest to occur of (i) the date that a new CEO commences employment, (ii) December 31, 2024, (iii) termination of his employment or (iv) his death (the “Termination Date”). In addition, Mr. Wintemute would participate in the search for his successor, would continue to serve as Chairman of the Board until the 2025 Annual Meeting of Stockholders and, post-termination, would serve as a consultant on a part-time basis.

AMERICAN VANGUARD CORPORATION

Effective July 12, 2024, Mr. Wintemute ceased being CEO at the Company, at which time the provisions of the Transition Agreement were triggered. Under the terms of the Transition Agreement, in addition to accrued vacation, Mr. Wintemute would receive cash in the amount of two times the sum of his annual base salary plus his average bonus as measured over the past three years, which total sum is $2,298,461, to be paid over two years. He would also be entitled to receive incentive cash compensation, if any, for service in 2024 based upon the Company’s actual performance during fiscal year 2024 to be paid at the time such bonuses are otherwise paid to other active employees. He would also be entitled to receive the benefit of the Company’s group health insurance coverage for up to 24 months post-termination with the Company paying the COBRA premium costs.

Further, for the period commencing upon the Termination Date through the 2025 Annual Meeting of Stockholders, Mr. Wintemute would continue to serve as Chairman and voting member of the Company’s board of directors (for which he will be entitled to receive non-employee director compensation) and will provide advisory consulting services (up to 30 hours per month) for a flat monthly fee of $12,594. Upon the Termination Date, Mr. Wintemute’s unvested equity awards (i.e., those made in 2022, 2023 and 2024) would be deemed to be accelerated and vested in an amount pro-rated to reflect the correspondence between the vesting schedule of such shares and the Termination Date. In the case of performance-based shares, the number of shares to be pro-rated will be the target amount of each applicable grant. In addition, certain of Mr. Wintemute’s incentive equity awards received in lieu of cash incentive compensation would become fully vested. All of Mr. Wintemute’s vested and unexercised options would be deemed to be exercisable for the duration of their applicable exercise period.

In connection with his appointment to the position of CEO, Mr. Kaye and the Company entered into an Executive Employment Agreement dated as of December 9, 2024 having the following material terms: base wage of $650,000; target cash incentive compensation of 100% of base salary with maximum payout potential of 180%; initial bonus of $300,000 (to be paid in part in Q1 2025 and in part in Q4 2025); term life insurance policy having limits of $1.5 million; performance share units having face value of $337,500 vesting in equal tranches on each anniversary over a five year period based upon the total shareholder return of the Russell 2000; performance share units having a face value of $675,000 which will vest in equal tranches when the fair market value of Registrant’s common stock equals or exceeds two-times, three-times and four-times the fair market value on date of award; time based restricted stock having a face value of $337,500 vesting equally on each anniversary over a five year term; time-based restricted stock having a face value of $300,000 vesting equally on each anniversary over a five year term (subject to acceleration in the event of termination without cause during the first 12 months of employment); for termination without cause or resignation for good reason other than due to death or disability during the first 12 months of employment, executive receives accrued base wage, pro-rated bonus and one-year’s worth of both base wage and bonus; for termination without cause or resignation after that period, accrued compensation plus two-times the sum of base wage plus average bonus (measured over three years) and acceleration and vesting of equity awards pro-rated to correspond with the vesting schedule.

AMERICAN VANGUARD CORPORATION

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows, with respect to the NEOs, the number of shares covered by both exercisable and non-exercisable stock options and, in addition, grants of restricted stock units that had not yet vested as of December 31, 2024, with respect to options to purchase common stock of the Company. The closing price of the common stock on December 31, 2024, the last trading day of the Company’s fiscal year, was $10.97 per share.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Eric G. Wintemute	196,712	—	—	$10.28	1/22/2027
David T. Johnson	—	48,888	—	$10.28	1/22/2027
Timothy J. Donnelly	—	41,350	—	$10.28	1/22/2027
Shirin Khosravi	—	4,087	—	$10.28	1/22/2027
Anthony S. Hendrix		27,034		$10.28	1/22/2027
Peter E. Eilers	—	23,558	—	$10.28	1/22/2027

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Douglas A. Kaye III	288,461	1,335,574	—	—
David T. Johnson	21,010	97,276	—	—
Timothy J. Donnelly	17,770	82,275	—	—
Shirin Khosravi	6,666	30,864
Peter E. Eilers	14,646	48,018	—	—

AMERICAN VANGUARD CORPORATION

OPTION EXERCISES AND STOCK VESTED

The following table shows, with respect to the NEOs, the number of shares acquired on the exercise of stock options and on vesting of stock awards and their respective value realized (market price less exercise price) for the year ended December 31, 2024.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e) (1)
Douglas A. Kaye III	—	—	—	—
Eric G. Wintemute	—	—	50,283	835,703
Ulrich G. Trogele	—	—	9,892	164,405
David T. Johnson	—	—	5,482	91,111
Timothy J. Donnelly	—	—	5,806	96,496
Anthony S. Hendrix	—	—	6,358	105,670
Shirin Khosravi	—	—	6,358	105,670
Peter E. Eilers	—	—	8,271	137,464
(1)
Value realized on vesting is value of shares, excluding shares forfeited for U.S. payroll tax purposes, if applicable, at time of vesting.

Pension Benefits and Non-qualified Deferred Compensation

The Company provided no pension benefits and no non-qualified deferred compensation to the NEOs during the year ended December 31, 2024.

Potential Payments upon Termination or Change of Control

The current CEO is party to an employment agreement dated as of December 9, 2024, under the terms of which for termination without cause or resignation for good reason other than due to death or disability during the first 12 months of employment, executive receives accrued base wage, pro-rated bonus and one-year’s worth of both base wage and bonus; for termination without cause or resignation after that period, accrued compensation plus two-times the sum of base wage plus average bonus (measured over three years) and acceleration and vesting of equity awards pro-rated to correspond with the vesting schedule.

Each of the other NEOs is party to a change of control severance agreement, under the terms of which the employee is entitled to receive certain payments in the event that there is both a change of control during the term of agreement and such employee is either terminated (for reasons other than cause) or resigns for good reason within 24 months of such change of control. As with the CEO, there is a double trigger before benefits are earned under this arrangement. Provided both conditions for payment are met and the Company receives a release of all claims from the employee, the employee is entitled to receive a lump sum amount equal to two years’ base salary, two-times the employee’s average cash incentive compensation (measured over the past three full-years), 24 months’ worth of COBRA coverage for medical insurance, executive level outplacement costs, and immediate acceleration and vesting of unvested options (or other securities to which employee may have a right).

AMERICAN VANGUARD CORPORATION

For purposes of the CEO, “change in control” is defined to be identical with that set forth in the 2022 Plan. For NEOs other than the CEO, “change in control” is defined to mean, in effect, either (i) a merger or consolidation of the Company in which those who were stockholders immediately before the effective time of the merger or consolidation have less than 50% of the voting power of the new corporation or entity; (ii) a sale or disposition of all or substantially all of the Company’s assets; (iii) when any person (as defined in Sections 13(d) and 14(d) of the Exchange Act) directly or indirectly owns more than 50% of the Common Stock of the Company or (iv) in the event over a 24 month period a majority of the board of directors is replaced by new members. Further, as a condition to payment (whether to the CEO or any of the other NEOs), the employee must execute and deliver a written release of claims against the Company.

The following table summarizes the estimated amounts that NEOs who were employed by the Company as of December 31, 2024, would be entitled to receive whether in the form of cash or securities in the event of a termination without cause or voluntary resignation for good reason after a change in control assuming, for illustration purposes, that such change in control had occurred on December 31, 2024.

	Salary ($)	Average Bonus ($)	COBRA Insurance Premiums ($)	Outplacement Services ($)	Accelerated Options and Grants Vesting ($)(1)	Total Change in Control Payments ($)(2)
Douglas A. Kaye III	1,299,984	251,432	64,650	10,000	1,335,574	2,961,640
David T. Johnson	858,096	87,760	64,650	10,000	97,276	1,117,782
Timothy J. Donnelly	725,732	83,719	90,629	10,000	82,275	992,355
Anthony S. Hendrix	254,730	67,688	55,297	10,000	—	387,715
Shirin Khosravi	552,636	—	90,629	10,000	30,864	684,129
Peter E. Eilers	581,926	64,117	67,880	10,000	48,018	771,941

(1)
Upon change in control, the agreement allows for the accelerated vesting of options and grants. Assuming the change in control had happened as of December 31, 2023, there would be unvested awards of 313,326 shares of restricted stocks and no shares of incentive stock options. If the change in control occurred on December 31, 2023, these awards would have vested and the Company would have recognized additional compensation expense based on grant date fair value in the amount of $2,933,665 for restricted stocks, and the officers would have recognized the value of vested grants as income based on fair market value in the amount of $3,437,187 (which is the sum of this column).

(2)
There are no tax excise gross-ups relating to change-in-control payments for NEOs.

With respect to severance compensation received or earned by NEOs not resulting from a change of control,

CEO Pay Ratio Disclosure

As per Item 402(u) of Regulation S-K, we are providing the following information about the annualized total compensation for the PEO who was employed at the Company as of the date on which this pay ratio was calculated (namely, December 31, 2024) as compared with the median of annual total compensation of all employees of the Company (excluding the CEO). The annualized compensation consisted of the PEO’s salary (over a three week period) expressed on an annual basis plus his one-time signing bonus plus the value of equity received by him during fiscal year 2024. For fiscal year 2024, we report as follows:

•
The annual total compensation of the CEO on an annualized basis, as per the Summary Compensation table on page 93 hereof was $2,003,827; and
•
The median of the annual total compensation of all employees of the Company (excluding the CEO) was $56,430.

AMERICAN VANGUARD CORPORATION

Based upon this information, we reasonably estimate that the ratio for the CEO’s annual total compensation to the annual total compensation of our median employee was approximately 36.

Our pay ratio was calculated as per Item 402(u) as follows. In order to identify the median employee, using the criteria set forth in Item 402(c) of Regulation S-K for populating data within the Summary Compensation Table, we gathered information from payroll, stock award and incentive compensation on all employees as of December 31, 2024, which was within three months of the closing of the Company’s last fiscal year.

In measuring the wages of non-exempt employees, we took the actual wages, including regular time and overtime, paid to such employees. Where employees were paid in foreign currencies, we converted that currency into U.S. dollars as of the date of measurement. In establishing total compensation, we considered not only wages and bonuses, but also the fair value of equity awards, if any. After arriving at total compensation for the employee population (not including the CEO), we listed them in descending order of compensation and identified the median employee.

Pay Versus Performance

As per item 402(v) of Regulation S-K, we are providing the following information about the relationship between Compensation Actually Paid (CAP) as defined in Item 402(v) and performance. For further information concerning the Company’s variable pay-for-performance philosophy and how the Company aligns executive compensation with its performance, refer to the “Compensation Discussion and Analysis”.

Year	Summary compensation table total for PEO	Compensation actually paid to PEO	Average summary compensation table total for non-PEO named executive officers	Average compensation actually paid to non-PEO named executive officers	Value of initial fixed $100 investment based on Total shareholder return	Value of initial fixed $100 investment based on Global Agribusiness TSR	Net income $000s	Net sales $000s
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	$1,675,160	$339,583	$680,441	$616,596	$24	$113	$(124,855)	$549,520
2023	$2,509,773	$(471,651)	$567,665	$201,287	$72	$105	$7,519	$579,371
2022	$2,852,874	$3,432,747	$729,905	$817,252	$141	$115	$27,404	$609,615
2021	$2,463,689	$3,089,570	$708,595	$802,105	$106	$125	$18,587	$557,676
2020	$2,181,538	$1,925,191	$645,118	$610,063	$100	$100	$15,242	$458,704

Footnotes to Table 1:

1. Our principal executive officer (“PEO”) for fiscal year 2024 is Douglas A. Kaye, who joined the Company on December 9, 2024. Our PEO for the fiscal years 2023, 2022, 2021, and 2020 is Eric G. Wintemute who left that position on July 12, 2024. The dollar amounts reported in column (b) are the amounts of total compensation reported for the PEO for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation – Executive Compensation Tables – Summary Compensation Table.”

AMERICAN VANGUARD CORPORATION

2. The dollar amounts reported in column (e) represent the amount of “compensation actually paid” or “CAP” to the PEO, as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the PEO during the applicable year. The following adjustments were made to the PEO’s total compensation for each applicable year to determine the compensation actually paid in accordance with SEC rules:

Year	Reported Summary Compensation Table Total for PEO	Reported Value of Equity Awards	Equity Award Adjustments	Reported Change in the Actuarial Value of Pension Benefits	Pension Benefit Adjustments	Compensation Actually Paid to PEO
		(a)	(b)	(c)	(d)
2024	$1,675,160	$1,335,577	$(842,658)	$—	$—	$339,583
2023	$2,509,773	$(1,688,426)	$(1,292,998)	$—	$—	$(471,652)
2022	$2,852,874	$(1,407,292)	$1,987,165	$—	$—	$3,432,747
2021	$2,463,689	$(1,392,708)	$1,931,968	$—	$—	$3,089,570
2020	$2,181,538	$(1,392,708)	$1,136,361	$—	$—	$1,925,191
a)
The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards”, column (e) and “Option Awards” in column (f) of the Summary Compensation Table for the applicable year.

The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following:

3. (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant.

The amounts deducted or added in calculating the equity award adjustments for the PEO are as follows:

Year	Year End Fair Value of Equity Awards	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends etc not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
2024	$1,335,577	$—	$—	$—	$—	$—	$1,335,577
2023	$860,289	$(1,333,715)	$(361,161)	$104,508	$(562,919)	$—	$(1,292,998)
2022	$1,289,835	$859,999	$161,607	$—	$(324,276)	$—	$1,987,165
2021	$1,061,580	$144,499	$290,744	$487,478	$(52,333)	$—	$1,931,968
2020	$1,503,640	$(505,018)	$(183,806)	$390,800	$(69,255)	$—	$1,136,361

AMERICAN VANGUARD CORPORATION

3. The dollar amounts reported in column (d) of Table 1 represent the average of the amounts reported for the Company’s named executive officers (NEOs) as a group (excluding the PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The NEOs for the years 2024, 2023, 2022, 2021, and 2020 were Ulrich G. Trogele, David T. Johnson, Timothy J. Donnelly, Anthony S. Hendrix, Peter E. Eilers, and Shirin Khosravi.

4. The dollar amounts reported in column (e) of Table 1 represent the average amount of “compensation actually paid” (also, "CAP") to the NEOs as a group (excluding the PEO) as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the NEOs as a group during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEOs as a group for each year to determine the compensation actually paid, using the same methodology described above in Note 2:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Average Reported Value of Equity Awards	Average Equity Award Adjustments	Reported Change in the Actuarial Value of Pension Benefits	Pension Benefit Adjustments	Average Compensation Actually Paid to Non-PEO NEOs
			(a)		(b)
2024	$680,441	$30,051	$(93,896)	$—	$—	$616,596
2023	$567,665	$(142,029)	$(224,349)	$—	$—	$201,287
2022	$729,905	$(157,642)	$244,989	$—	$—	$817,252
2021	$708,595	$(179,315)	$272,825	$—	$—	$802,105
2020	$645,118	$(211,566)	$176,511	$—	$—	$610,063

The amounts deducted or added in calculating the total average equity award adjustments for NEOs other than the PEO are as follows:

Year	Year End Fair Value of Equity Awards	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Value of Dividends etc. not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
2024	$30,051	$(48,674)	$(3,836)	$—	$(71,437)	$—	$(93,896)
2023	$72,367	$(166,981)	$(54,861)	$10,650	$(85,524)	$—	$(224,349)
2022	$144,484	$125,605	$24,945	$—	$(50,045)	$—	$244,989
2021	$145,746	$22,097	$42,051	$70,498	$(7,567)	$—	$272,825
2020	$228,417	$(75,693)	$(30,040)	$63,445	$(9,618)	$—	$176,511

There are no amounts deducted or added in calculating total pension benefit adjustments, as the Company does not sponsor any privately-sponsored pension plan or defined benefit plan. On behalf of Mr. Eilers, the Company contributes toward a pension plan sponsored by a third party with respect to which the Company is not privy to funding or other metrics that would be used in establishing actuarial values.

5. Cumulative TSR in column (f) of Table 1 is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

6. Column (g) of Table 1 represents the TSR of the Global Agribusiness Index.

AMERICAN VANGUARD CORPORATION

7. The dollar amounts reported in column (h) of Table 1 represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.

8. The dollar amounts reported in column (i) of Table 1 represent the amount of net sales reflected in the Company’s audited consolidated financial statements for the applicable year.

As described in greater detail in “Executive Compensation – Compensation Discussion and Analysis,” the Company’s executive compensation program reflects a variable pay-for-performance philosophy. The metrics that the Company uses for both our incentive awards are selected based on an objective of incentivizing our named executive officers to increase the value of our enterprise for our shareholders. The most important metrics used by the Company to link executive compensation actually paid to the Company’s named executive officers, for the most recently completed fiscal year, to the Company’s performance are as follows:

•
Net Sales
•
Adjusted EBITDA*
•
Earnings Per Share

* Adjusted EBITDA is calculated by taking the sum of net income plus transformation expense, stock compensation expense, depreciation and amortization, proxy costs, interest expenses (net) and the provision for income taxes.

Below are graphical depictions of various metrics disclosed above, specifically: cumulative TSR of the Company versus the TSR of the Global Agribusiness Index and three graphs showing the compensation actually paid for the PEO and Non-PEO NEOs versus cumulative TSR of the Company, net income and net sales, respectively, for the years 2020, 2021, 2022, 2023, and 2024. Alphabetical references in the data legends on these charts refer to columns in Table 1 above.

Cumulative TSR of the Company and Cumulative TSR of the Global Agribusiness Index

Company TSR v. Global Agribusiness TSR
140
120
100
80
60
40
20
0
2020
2021
2022
2023
2024
Value of initial fixed $100 investment based on Total shareholder return (f)
Value of initial fixed $100 investment based on Global Agribusiness TSR (g)

AMERICAN VANGUARD CORPORATION

Compensation Actually Paid and Company TSR

CAP v. AVD TSR
4000000
3500000
3000000
2500000
2000000
1500000
1000000
500000
0
-500000
-1000000
Compensation in $ '000s
120
100
80
60
40
20
0
TSR
1
2
3
4
5
2020-2024
Year (a)
Compensation actually paid to PEO (c)
Average compensation actually paid to non-PEO named executive officers (e)
Value of initial fixed $100 investment based on Total shareholder return (f)

Compensation Actually Paid and Net Income

CAP v. Net Income
4,000,000
3,500,000
3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
0
-500,000
-1,000,000
40,000
20,000
0
-20,000
-40,000
-60,000
-80,000
-100,000
-120,000
-140,000
2020
2021
2022
2023
2024
Compensation actually paid to PEO (c)
Average compensation actually paid to non-PEO named executive officers (e)
Net income $000s (h)

AMERICAN VANGUARD CORPORATION

Compensation Actually Paid and Net Sales

CAP v. Net Sales
4,000,000
3,500,000
3,000,000
2,500,000
2,000,000
1,500,000
1,000,000
500,000
0
-500,000
-1,000,000
700,000
600,000
500,000
400,000
300,000
200,000
100,000
0
2020
2021
2022
2023
2024
Compensation actually paid to PEO (c)
Average compensation actually paid to non-PEO named executive officers (e)
Net sales $000s (i)

Director Compensation

The following table summarizes compensation paid to the non-management members of the Board for the year ended December 31, 2024.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compen- sation ($) (g)		Total ($) (h)
Marisol Angelini	95,000	80,000	—	—	—	—		175,000
Scott D. Baskin	150,000	40,000	—	—	—	—		190,000
Mark R. Bassett	84,625	80,000	—	—	—	442,700	(2)	607,325
Debra F. Edwards	122,250	40,000	—	—	—	—		162,250
Steve Macicek	68,125	100,000	—	—	—	—		168,125
Patrick E. Gottschalk	82,500	80,000	—	—	—	—		162,500
Émer Gunter	125,000	40,000	—	—	—	—		165,000
Keith M. Rosenbloom	86,875	80,000	—	—	—	—		166,875

(1)
Amounts for Eric Wintmute, former chief executive officer, and Douglas Kaye III, current chief executive officer, are included in the section entitled "Summary Compensation Table."

AMERICAN VANGUARD CORPORATION

(2)
Represents a grant of 4,398 shares of common stock to each of the directors who received $80,000 worth of shares, and a grant of 2,199 shares of common stock to those who received $40,000 worth of shares. Under the non-management director compensation plan, directors who have accumulated five years' worth of stock grants may elect to receive one-half cash and one-half equity (i.e., $40,000 plus stock worth $40,000) in lieu of an equity award of $80,000. Further, Mr. Macicek received a partial grant ($20,000) of shares for service during the quarter immediately preceding the annual stockholders meeting of 2024. Grant date values were all calculated in accordance with FASB ASC Topic 718, and all amounts shown in this column exclude the effect of estimated forfeitures related to service-based vesting conditions. The grant date fair value was calculated based on the closing price of the Common Stock on the date of issuance.
(3)
This amount was for consulting services provided by Mr. Bassett as more fully described on page 109.

During 2024, compensation for non-management board members has been made as per the table set forth below:

Board Compensation

American Vanguard Board Pay

Board Pay
 Cash retainer	$60,000
 Annual equity	$80,000
 Per-meeting fee	$0
 Executive sessions	$0
Committee Pay
 Incremental Committee chair premium retainer:
➣ Audit	$10,000
➣ Finance Committee	$8,000
➣ Compensation	$7,000
➣ Nominating/Governance and Risk Committee	$5,000
 Committee member retainer:
➣ Audit	$10,000
➣ Finance Committee	$10,000
➣ Compensation	$7,500
➣ Nominating/Governance and Risk Committee	$5,000
 Per-meeting fee:
➣ Audit/Compensation/Finance	$0
➣ Nominating/Governance/Risk	$0
Lead Director
 Lead Director	$25,000
Special Assignments
 Per diem fee for special assignments	$2,000
 Conditional meeting fee (>2 scheduled meetings)	$1,500

AMERICAN VANGUARD CORPORATION

Annual Stock Awards for Non-management Directors:

In accordance with the terms and conditions of the 2022 Plan, each non-employee director of the Board is entitled to receive awards of the Company’s Common Stock, par value $.10 (“Common Stock”), as follows. In connection with each non-employee director’s election or re-election to the Board, during 2023 such director was entitled to receive an award that equals $80,000 (the “Stock Award”). Further, it is the policy of the Company that each director must accumulate and hold Company stock equal to the number of shares received by him or her over the course of his or her first four full years of service on the Board, after which such director may elect to receive up to half of the value of any subsequent Stock Award in the form of a cash payment. If a person is appointed to the Board for any partial year (for example, due to a vacancy on the Board), such director will receive a pro rata portion of the Stock Award as determined by the Compensation Committee or the Board.

•
Each Stock Award will be calculated based on the closing price of the Common Stock on the date of issuance, as reported on the New York Stock Exchange or other national exchange on which the Common Stock is traded. No fractional share of any Stock Award will be issued, and the value of such fractional share will be paid in cash.
•
Each Stock Award will vest immediately in full upon grant.

The Company has entered into written indemnification agreements with each of its directors, effective as of the first day of such person’s service as a director. The agreement provides for contractual indemnification obligations by the Company to the extent permitted by applicable law and the advancement of expenses in connection therewith. The agreement also provides that any legal action brought by the Company against a director must be brought within two years from the date of the facts giving rise to the action or such shorter period as provided by law.

Review and Approval of Related Person Transactions

The Nominating and Corporate Governance Committee (“the N&CG Committee”) has the responsibility for the review and approval or ratification of all related persons and conflict of interest transactions involving any director, executive officer, nominee for director, any holder of 5% or more of any class of the Company’s voting securities or any non-executive officer (or any member of the immediate family of any of the foregoing persons), if any such transaction involves more than $10,000, in each case using appropriate counsel and other advisers, as the Committee may deem necessary.

In the course of its review of proposed related person transactions, the N&CG Committee considers all relevant facts and circumstances, including: (i) the benefits of the transaction to the Company; (ii) the impact of the transaction on a director’s independence; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; (v) the terms available to unrelated third parties or to employees generally; and (vi) other facts and circumstances that may bear on the materiality of the transaction under applicable law and listing standards. The N&CG Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any proposed related person transaction.

The Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the N&CG Committee determines in good faith. To the extent that a proposed related person transaction involves any member of the N&CG Committee (or an immediate family member of any member of the N&CG Committee), such member would not participate in the deliberations or vote respecting the approval or ratification of the proposed transaction.

Related Person Transactions

During 2024, Company director Mark Bassett entered into a consulting arrangement pursuant to which he received approximately $95,200 on a time-and-materials basis over a ten-week period ended in March 2024 during which he provided services related to operational and business analytics. At the conclusion of his consultancy, Mr. Bassett provided the Company with recommendations for improving operating leverage and digital capabilities. Commencing in July 2024, Mr. Bassett resumed his consultancy in support of the OCEO, during which he was paid a flat rate of $29,200 per month and, like other members of the OCEO, received a transformation benefit in the amount of $125,000 for each of the third and fourth quarters of 2024. There were no other related party transactions during fiscal year 2024, nor are any such transactions in existence or currently proposed for 2025.

Compensation Committee Interlocks and Insider Participation

AMERICAN VANGUARD CORPORATION

The Compensation Committee of the Board for the year ended December 31, 2024, consisted of Marisol Angelini, Patrick Gottschalk, Steven Macicek and Keith Rosenbloom. During 2024 (and through the date of filing hereof), no member of the Compensation Committee served on the board of directors of any other public company, where any officer or director of such entity also served on the Company’s Board.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure contained in Part II, Item 5 under “Equity Compensation Plan Information” and information regarding security ownership of certain beneficial owners and management is set forth below under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock as of March 31, 2025, by persons who are beneficial owners of 5% or more of the outstanding Common Stock is set forth below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (*)	Percent of Class
Blackrock Fund Advisors	1,737,129	6.03%
400 Howard Street San Francisco, CA 94105-2228

The Vanguard Group	1,542,599	5.36%
100 Vanguard Blvd. Malvern, PA 19355

Wellington Management Company, LLP	1,541,255	5.35%
280 Congress Street Boston, MA 02110

Dimensional Fund Advisors LP	1,447,896	5.03%
6300 Bee Cave Road, Building One Austin, TX 78746

(*) Based on information reported to the SEC by, or on behalf of, such beneficial owner.

AMERICAN VANGUARD CORPORATION

To the knowledge of the Company, the ownership of the Company’s outstanding Common Stock, as of April 5, 2025, by persons who are directors and nominees for directors, the named executive officers of the Company named in the Summary Compensation Table, and by all directors and executive officers as a group is set forth below. Unless otherwise indicated the Company believes that each of the persons set forth below has the sole power to vote and to dispose of the shares listed opposite his or her name. The address for all persons in the below table is 4695 MacArthur Court, 12thFloor, Newport Beach, CA 92660.

Office (if any)	Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Director	Eric G. Wintemute	1,093,979	(1)	3.8%
Director	Debra F. Edwards	33,140		(2)
Director	Steven Macicek	19,218		(2)
Director	Scott D. Baskin	33,187		(2)
Director	Émer Gunter	24,913		(2)
Director	Marisol Angelini	19,269		(2)
Director	Patrick E. Gottschalk	61,803		(2)
Director	Keith M. Rosenbloom	669,582		2.4%
Director	Mark R. Bassett	16,790		(2)
Director	Carmen Tiu De Mino	6,786		(2)
Chief Financial Officer	David T. Johnson	74,335		(2)
Chief Administrative Officer	Timothy J. Donnelly	88,676		(2)
Chief Human Resources Officer	Shirin Khosravi	14,377		(2)
Managing Director (AMVAC Netherlands BV)	Peter E. Eilers	47,905		(2)
Directors and Officers as a Group		2,203,960		7.6%

(1)
This figure includes 196,712 shares of Common Stock Mr. Wintemute is entitled to acquire pursuant to stock options exercisable within 60 days of this Report.
(2)
Under 1% of class.

The table below shows the plan issuances and remaining available securities for future issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,107,365	$12.54	1,141,745

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Management and Others” and “Information about the Board of Directors and Committees of the Board” is set forth below.

Review and Approval of Related Person Transactions

The Nominating and Corporate Governance Committee (“the N&CG Committee”) has the responsibility for the review and approval or ratification of all related persons and conflict of interest transactions involving any director, executive officer, nominee for director, any holder of 5% or more of any class of the Company’s voting securities or any non-executive officer (or any member of the immediate family of any of the foregoing persons), if any such transaction involves more than $10,000, in each case using appropriate counsel and other advisers, as the Committee may deem necessary.

In the course of its review of proposed related person transactions, the N&CG Committee considers all relevant facts and circumstances, including: (i) the benefits of the transaction to the Company; (ii) the impact of the transaction on a

AMERICAN VANGUARD CORPORATION

director’s independence; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; (v) the terms available to unrelated third parties or to employees generally; and (vi) other facts and circumstances that may bear on the materiality of the transaction under applicable law and listing standards. The N&CG Committee may seek bids, quotes or independent valuations from third parties in connection with assessing any proposed related person transaction.

The Committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the N&CG Committee determines in good faith. To the extent that a proposed related person transaction involves any member of the N&CG Committee (or an immediate family member of any member of the N&CG Committee), such member would not participate in the deliberations or vote respecting the approval or ratification of the proposed transaction.

Related Person Transactions

During 2024, Company director Mark Bassett entered into a consulting arrangement pursuant to which he received approximately $95,200 on a time-and-materials basis over a ten-week period ended in March 2024 during which he provided services related to operational and business analytics. At the conclusion of his consultancy, Mr. Bassett provided the Company with recommendations for improving operating leverage and digital capabilities. Commencing in July 2024, Mr. Bassett resumed his consultancy in support of the OCEO, during which he was paid a flat rate of $29,200 per month and, like other members of the OCEO, received a transformation benefit in the amount of $125,000 for each of the third and fourth quarters of 2024. There were no other related party transactions during fiscal year 2024, nor are any such transactions in existence or currently proposed for 2025.

THE INDEPENDENCE OF DIRECTORS

It is the expectation and practice of the Board that, in their roles as members of the Board, all members will exercise their independent judgment diligently, in good faith, and in the best interests of the Company and its stockholders as a whole, notwithstanding any member’s other activities or affiliations. With respect to board nominees, the Board has determined that seven of the nine nominees, that is, all except Dak Kaye III (our CEO) and Mark Bassett (who, while director, performed consulting services, including in respect of the Office of CEO during 2024), are “independent” in accordance with the applicable rules and listing standards currently prescribed by the New York Stock Exchange for general service on the Board. The Board’s determination concerning independence was based on information provided by the Company’s directors and discussions among the Company’s directors. The Board examines the independence of each of its members at least once per year, and more frequently if there is any change in a member’s material relationship with the Company that could potentially interfere with the member’s exercise of independent judgment. Below is a table indicating the committee memberships of the Company’s directors

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth below under the caption “Ratification of the Selection of Independent Registered Public Accounting Firm—Relationship of the Company with Independent Registered Public Accounting Firm”.

AMERICAN VANGUARD CORPORATION

Ratification of Appointment of Independent Registered Public Accounting Firm

Effective March 31, 2024, the Company’s Audit Committee appointed (and the Board ratified the appointment of) Deloitte & Touche LLP (“Deloitte”), to serve as the Company’s independent public registered accounting firm for the year ended December 31, 2024. The Audit Committee and Board have subsequently appointed Deloitte to serve as the Company’s independent public registered accounting firm for the year ending December 31, 2025. During the fiscal year ended December 31, 2024, neither the Company nor anyone on its behalf has consulted with Deloitte regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K. A representative of Deloitte will attend the Company’s 2024 Annual Meeting to make a statement if he or she so desires.

Aggregate fees for professional services rendered to the Company by Deloitte for the year ended December 31, 2024 and 2023, were (in thousands):

	2024	2023
Audit Fees	$2,370	$1,604
Tax Services	228	272
	$2,598	$1,876

Audit fees for 2024 and 2023 were for professional services rendered for the audits of the consolidated financial statements of the Company and the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, reviews of quarterly condensed consolidated financial statements, consents, and assistance with review of documents filed with the SEC.

Tax fees for 2024 and 2023 were for services related to tax compliance, including tax advice.

All of the services rendered by Deloitte during 2024 were pre-approved by the Audit Committee in accordance with the pre-approval policy.

AMERICAN VANGUARD CORPORATION

PART IV

ITEM 15 FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

1.
Financial Statements. The consolidated financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.
Financial Statement Schedules: Schedule II-A
3.
Exhibit Index

AMERICAN VANGUARD CORPORATION

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Current Expected Credit Losses (in thousands)

	Balance at		Foreign	Balance at
Fiscal Year Ended	Beginning of Period	Additions	exchange impact	End of Period
December 31, 2024	$7,107	2,248	(185)	$9,170
December 31, 2023	$5,136	1,935	36	$7,107
December 31, 2022	$3,938	1,171	27	$5,136

Deferred Tax Assets Valuation Allowance (in thousands)

	Balance at	Additions Charged to		Balance at
Fiscal Year Ended	Beginning of Period	Net Income (Loss)	Other Comprehensive (Gain) Loss	End of Period
December 31, 2024	$3,317	$29,730	$808	$33,855
December 31, 2023	$3,853	$1,376	$(1,912)	$3,317
December 31, 2022	$4,262	$379	$(788)	$3,853

See accompanying report of independent registered public accounting firms on page 33 and 36 of this annual report.

AMERICAN VANGUARD CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of American Vanguard Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities Exchange Commission on March 30, 2004).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Securities Exchange Commission on February 23, 2005).

3.3

Amended and Restated Bylaws of American Vanguard Corporation dated as of December 5, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on December 10, 2019).

4.1

Form of Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) filed with the Securities and Exchange Commission on February 25, 2005).

4.2	Description of Registrant's Capital Stock as of December 31, 2024*

10.1†

American Vanguard Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 23, 2018).

10.2†

American Vanguard Corporation Amended and Restated Stock Incentive Plan as of June 8, 2016 (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 25, 2016).

10.3†

Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan, (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005).

10.4†

Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan, (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

10.5†

Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on April 7, 2022).

10.6†

Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities Exchange Commission on May 17, 2004).

10.8†

Second Amendment to the Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2008).

10.9†

Form of Indemnification Agreement between American Vanguard Corporation and its Directors (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005).

10.10†

Description of Compensatory Arrangements Applicable to Non-Employee Directors (as set forth on page 41 of the Company’s Proxy Statement which was filed with the Securities and Exchange Commission on April 25, 2024, and incorporated herein by reference).

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit

10.11†

Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers dated as of November 13, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021).

10.12†

Form of Performance-Based Restricted Stock Units Award Agreement between American Vanguard Corporation and named executive officer dated as of November 13, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021).

10.13†

Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan TSR-Based Restricted Stock Units Award Agreement dated June 6, 2013 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission on February 28, 2014).

10.14†

Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan Performance-Based Restricted Stock Units Award Agreement dated June 6, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission on February 28, 2014).

10.15

Third Amended and Restated Loan and Security Agreement dated as of August 5, 2021, among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2021).

10.17

Amendment Number Six to the Third Amended Loan and Security Agreement dated as of November 7, 2023, among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2023).

10.18

Amendment Number Seven to the Third Amended Loan and Security Agreement dated as of August 8, 2023, among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.19

Amendment Number Eight to the Third Amended Loan and Security Agreement dated as of March 12, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities Exchange Commission on March 14, 2025).

10.20

Amendment Number Nine to the Third Amended Loan and Security Agreement dated as of March 31, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities Exchange Commission on April 4, 2025).

10.21†

2022 Stock Incentive Plan, Incentive Stock Option agreement dated as of January 22, 2024 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024).

10.22†

2022 Stock Incentive Plan, Incentive Stock Option FMV Agreement dated as of January 22, 2024 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024).

10.23†

Transition Agreement, dated as of July 3, 2024, by and between American Vanguard Corporation and Eric G. Wintemute (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2024).

10.24†

Executive Employment Agreement dated as of December 9, 2024, by and between American Vanguard Corporation and Douglas A. Kaye III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2024).

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit

10.25

Cooperation Agreement dated as of April 15, 2025, by and between American Vanguard Corporation and Eric G. Wintemute (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2025).

10.26

Amendment Number Eleventh to the Third Amended Loan and Security Agreement dated as of May 27, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand.*

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

97

American Vanguard Corporation Clawback Policy dated as of September 6, 2023 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensatory plan.

(c)
Valuation and Qualifying Accounts

ITEM 16 FORM 10-K SUMMARY

None.

AMERICAN VANGUARD CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ DOUGLAS A. KAYE III	By:	/s/ DAVID T. JOHNSON
	Douglas A. Kaye III Chief Executive Officer		David T. Johnson Chief Financial Officer and Principal Accounting Officer

	May 28, 2025		May 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ DOUGLAS A. KAYE III	By:	/s/ DAVID T. JOHNSON
	Douglas A. Kaye III Principal Executive Officer		David T. Johnson Principal Financial Officer and Principal Accounting Officer

	May 28, 2025		May 28, 2025

By:	/s/ CARMEN TIU DE MINO	By:	/s/ STEVEN D. MACICEK
	Carmen Tiu De Mino Director		Steven D. Macicek Director

	May 28, 2025		May 28, 2025

By:	/s/ MARISOL ANGELINI	By:	/s/ SCOTT D. BASKIN
	Marisol Angelini Director		Scott D. Baskin Director

	May 28, 2025		May 28, 2025

By:	/s/ ÉMER GUNTER	By:	/s/ PATRICK E. GOTTSCHALK
	Émer Gunter Director		Patrick E. Gottschalk Director

	May 28, 2025		May 28, 2025

By:	/s/ MARK R. BASSETT	By:	/s/ KEITH M. ROSENBLOOM
	Mark R. Bassett Director		Keith M. Rosenbloom Director

	May 28, 2025		May 28, 2025

By:	/s/ ERIC G. WINTEMUTE
Eric G. Wintemute
Director

May 28, 2025