Form 10-K/A
period 2024-12-31
AMERICAN VANGUARD CORP
filed 2025-06-02
CIK 5981

f130dli

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN VANGUARD CORPORATION

EXPLANATORY NOTE

On May 29, 2025, American Vanguard Corporation (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed to (i) provide an amended Consent of Deloitte & Touche LLP, the Company’s Independent Registered Public Accounting Firm to correct incorrect dates included in the Consent filed with the Original Form 10-K, and (ii) to amend the cover page of the Original Form 10-K to clarify that no information is being incorporated into Part III of the Annual Report from the Company’s definitive proxy statement relating to its 2025 annual meeting of stockholders, with all such information included directly in the Annual Report.

No other changes have been made to the Original Form 10-K and in this Amendment No. 1 does not modify, amend or update in any way the financial or other disclosures as presented in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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

10.24†	Executive Employment Agreement dated as of December 9, 2024, by and between American Vanguard Corporation and Douglas A. Kaye III (incorporated by reference to Exhibit 10.1 to the Company’s

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit
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

21	List of Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm**

23.2	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.1.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

* Previously filed or furnished.

** Filed herewith.

† Indicates a management contract or compensatory plan.

AMERICAN VANGUARD CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this Amendment to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ DOUGLAS A. KAYE III	By:	/s/ DAVID T. JOHNSON
	Douglas A. Kaye III Chief Executive Officer		David T. Johnson Chief Financial Officer and Principal Accounting Officer

	May 30, 2025		May 30, 2025