Form 10-Q
period 2025-03-31
AMERICAN VANGUARD CORP
filed 2025-06-06
CIK 5981

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.10 Par Value—28,352,237 shares as of May 2, 2025.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2025	2024
Net sales	$115,800	$135,143
Cost of sales	(85,609)	(92,725)
Gross profit	30,191	42,418
Operating expenses
Selling, general and administrative	(26,628)	(29,469)
Research, product development and regulatory	(5,682)	(5,706)
Transformation	(2,191)	(1,152)
Operating (loss) income	(4,310)	6,091
Change in fair value of an equity investment	—	638
Interest expense, net	(3,765)	(3,693)
(Loss) income before provision for income taxes	(8,075)	3,036
Income tax expense	(387)	(1,484)
Net (loss) income	$(8,462)	$1,552
Net (loss) income per common share—basic	$(0.30)	$0.06
Net (loss) income per common share—assuming dilution	$(0.30)	$0.06
Weighted average shares outstanding—basic	28,271	27,844
Weighted average shares outstanding—assuming dilution	28,271	28,128

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2025	2024
Net (loss) income	$(8,462)	$1,552
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	1,825	(1,564)
Comprehensive loss	$(6,637)	$(12)

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	March 31, 2025	December 31, 2024
Current assets:
Cash	$11,805	$12,514
Receivables:
Trade, net of allowance for credit losses of $10,321 and $9,190, respectively	159,559	169,743
Other	8,155	4,699
Total receivables, net	167,714	174,442
Inventories	184,596	179,292
Prepaid expenses	8,507	7,615
Income taxes receivable	5,226	5,030
Total current assets	377,848	378,893
Property, plant and equipment, net	57,016	58,169
Operating lease right-of-use assets, net	18,430	19,735
Intangible assets, net	147,668	150,497
Goodwill	20,291	19,701
Deferred income tax assets	1,331	1,242
Other assets	9,004	8,484
Total assets	$631,588	$636,721
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,920	$69,159
Customer prepayments	24,460	52,675
Accrued program costs	70,319	69,449
Accrued expenses and other payables	17,119	31,989
Operating lease liabilities, current	5,986	6,136
Income taxes payable	1,261	2,942
Total current liabilities	213,065	232,350
Long-term debt	167,498	147,332
Operating lease liabilities, long-term	13,074	14,339
Deferred income tax liabilities	8,924	7,989
Other liabilities	1,673	1,601
Total liabilities	404,234	403,611
Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,850,030 shares at March 31, 2025 and 34,794,548 shares at December 31, 2024	3,485	3,479
Additional paid-in capital	115,554	114,679
Accumulated other comprehensive loss	(16,904)	(18,729)
Retained earnings	196,420	204,882
	298,555	304,311
Less treasury stock at cost, 5,915,182 shares at March 31, 2025 and December 31, 2024	(71,201)	(71,201)
Total stockholders’ equity	227,354	233,110
Total liabilities and stockholders’ equity	$631,588	$636,721

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2025 and March 31, 2024

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2025	34,794,548	$3,479	$114,679	$(18,729)	$204,882	5,915,182	$(71,201)	$233,110
Stocks issued under ESPP	72,267	7	326	—	—	—	—	333
Foreign currency translation adjustment, net	—	—	—	1,825	—	—	—	1,825
Stock-based compensation	—	—	559	—	—	—	—	559
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(16,785)	(1)	(10)	—	—	—	—	(11)
Net loss	—	—	—	—	(8,462)	—	—	(8,462)
Balance, March 31, 2025	34,850,030	$3,485	$115,554	$(16,904)	$196,420	5,915,182	$(71,201)	$227,354

Balance, January 1, 2024	34,676,787	$3,467	$110,810	$(5,963)	$332,897	5,915,182	$(71,201)	$370,010
Stocks issued under ESPP	38,702	4	426	—	—	—	—	430
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(836)	—	—	(836)
Foreign currency translation adjustment, net	—	—	—	(1,564)	—	—	—	(1,564)
Stock-based compensation	—	—	2,005	—	—	—	—	2,005
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	39,145	4	(18)	—	—	—	—	(14)
Net income	—	—	—	—	1,552	—	—	1,552
Balance, March 31, 2024	34,754,634	$3,475	$113,223	$(7,527)	$333,613	5,915,182	$(71,201)	$371,583

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8,462)	$1,552
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	4,744	5,441
Amortization of other long-term assets	5	189
Provision for bad debts	1,056	700
Stock-based compensation	559	2,005
Change in deferred income taxes	1,348	(1,025)
Change in liabilities for uncertain tax positions or unrecognized tax benefits	90	35
Change in equity investment fair value	—	(638)
Other	126	(5)
Foreign currency transaction gains	(99)	(373)
Changes in assets and liabilities associated with operations:
Decrease (increase) in net receivables	6,892	(5,579)
Increase in inventories	(4,721)	(9,353)
Increase in prepaid expenses and other assets	(856)	(1,466)
Change in income tax receivable and payable, net	(1,885)	1,014
Increase in accounts payable	22,966	2,366
Decrease in customer prepayments	(28,215)	(37,037)
Increase in accrued program costs	837	6,399
Decrease in other payables and accrued expenses	(14,961)	(332)
Net cash used in operating activities	(20,576)	(36,107)
Cash flows from investing activities:
Capital expenditures	(431)	(3,565)
Proceeds from disposal of property, plant and equipment	12	23
Intangible assets	(27)	(25)
Net cash used in investing activities	(446)	(3,567)
Cash flows from financing activities:
Payments under line of credit agreement	(89,098)	(35,346)
Borrowings under line of credit agreement	109,265	77,146
Payment of deferred loan fees	(687)	—
Net receipt from the issuance of common stock under ESPP	332	430
Net payment from common stock purchased for tax withholding	(11)	(14)
Payment of cash dividends	—	(834)
Net cash provided by financing activities	19,801	41,382
Net (decrease) increase in cash	(1,221)	1,708
Effect of exchange rate changes on cash and cash equivalents	512	585
Cash at beginning of period	12,514	11,416
Cash at end of period	$11,805	$13,709

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, normal recurring accruals, and immaterial restatements) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Transformation — Transformation expenses on the condensed consolidated statements of operations include costs related to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. Transformation expenses primarily include costs for consulting services. Severance costs relating to the Company’s former CEO, which were incurred in connection with the staffing and execution of the Company’s transformation initiatives, are also included in the transformation expenses. The prior year transformation expenses have been reclassified for consistency with the current year presentation.

Recent Issued Accounting Guidance — In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. This ASU is effective for the Company beginning with the Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", and in January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

Immaterial restatements — Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended March 31, 2024, the Company determined that it did not appropriately account for outstanding checks in the amount of $6,317 as of March 31, 2024. Specifically, the Company included these outstanding checks in long-term debt instead of accounts payable in the condensed consolidated balance sheet as of March 31, 2024. This error resulted in misstatements of the changes in accounts payable and borrowings under line of credit agreements in the condensed consolidated statement of cash flows for the period ended March 31, 2024. Therefore, the condensed consolidated statement of cash flows for the three months ended March 31, 2024 has been restated from the amounts previously reported.

The table below summarizes the effects of the restatement by financial-statement line item affected:

	Three Months Ended March 31, 2024
	Previously Reported	Adjustments	As Restated
(Decrease) increase in accounts payable	$(3,951)	$6,317	2,366
Net cash used in operating activities	$(42,424)	$6,317	$(36,107)
Borrowings under line of credit agreement	$83,463	$(6,317)	77,146
Net cash provided by financing activities	$47,699	$(6,317)	$41,382

The Company evaluated the materiality of this error and concluded that it was not material to the prior period condensed consolidated financial statements.

2. Revenue Recognition —The Company recognizes revenue from the sale of its products, which include crop and non-crop products. The Company sells its products to customers, which include distributors, retailers, and growers. Substantially all revenue is recognized at a point in time. The Company has one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31,
	2025	2024
Net sales:
U.S. crop	$57,176	$67,257
U.S. non-crop	15,601	17,768
Total U.S.	72,777	85,025
International	43,023	50,118
Total net sales:	$115,800	$135,143

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three months ended March 31, 2025, that was included in customer prepayments at the beginning of 2025, was $21,715. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2025.

3. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, usually at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration. Variable consideration includes amounts expected to be paid to its customers using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management adjusts the accumulated accrual to properly reflect the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

4. Stock-Based Compensation — Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended March 31, 2025 and 2024, the Company's stock-based compensation expense amounted to $559 and $2,005, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Three Months Ended March 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2025	682,853	$13.77
Granted	20,000	5.50
Vested	(6,878)	15.59
Forfeited	(14,509)	22.36
Nonvested shares at March 31, 2025	681,466	$13.33

As of March 31, 2025, the total unrecognized stock-based compensation expense related to RSUs outstanding was $2,537 and is expected to be recognized over a weighted-average service period of 2.3 years.

Stock Options

Incentive Stock Option Plans - A summary of the inventive stock option activity for the three month ended March 31, 2025 is presented below:

	Options outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	424,511	$10.28	6.1	$—
Forfeited	(27,414)	$10.28	5.8	$—
Balance as of March 31, 2025	397,097	$10.28	5.8	$—
Options vested and exercisable as of March 31, 2025	170,274	$10.28	5.8	$—

As of March 31, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $826 and is expected to be recognized over a weighted-average service period of 1.8 years.

5. Income Taxes — Income tax expense was $387 for the three months ended March 31, 2025, as compared to $1,484 for the three-months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was computed based on the estimated effective tax rate for the full year. This calculation resulted in an effective tax rate of negative 4.8% for the three months ended March 31, 2025, as compared to 48.9% for the three months ended March 31, 2024. The decrease in the effective income tax rate for the three months ended March 31, 2025 compared to the same period in the prior year is primarily attributed to losses incurred in the U.S. for the three months ended March 31, 2025 which did not result in a benefit for income tax. The U.S. entities maintain a valuation allowance against their net deferred tax assets which was established during the fourth quarter ended December 31, 2024.

It is expected that $311 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

6. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(8,462)	$1,552
Denominator:
Weighted average shares outstanding-basic	28,271	27,844
Dilutive effect of stock options and grants	—	284
Weighted average shares outstanding-diluted	28,271	28,128

Due to a net loss for the three-month period ended March 31, 2025, stock options and other grants were excluded from the computation of diluted net loss per share, as they would be antidilutive. For the three months ended March 31,2024, no stock options or restricted stock awards were excluded from the computation of diluted earnings per share.

7. Comprehensive (Loss) Income — Comprehensive loss was $6,637 and $12 for the three months ended March 31, 2025 and 2024, respectively. In addition to net (loss) income, foreign currency translation adjustment, net of tax, is included in comprehensive (loss) income. The foreign currency translation adjustment, net of tax, was a gain of $1,825 and a loss of $1,564 for the three months ended March 31, 2025 and 2024, respectively. The adjustments were driven by the fluctuation of the local currencies of the Company's international operations in Mexico, Brazil, and Australia, against the US currency.

8. Inventories — Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	March 31, 2025	December 31, 2024
Finished products	$159,642	$154,628
Raw materials	24,954	24,664
Inventories	$184,596	$179,292

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.

9. Property, Plant and Equipment — Property, plant and equipment at March 31, 2025 and December 31, 2024 consists of the following:

	March 31, 2025	December 31, 2024
Land	$2,755	$2,755
Buildings and improvements	20,483	21,124
Machinery and equipment	147,769	146,662
Office furniture, fixtures and equipment	5,075	5,201
Automotive equipment	1,018	1,039
Construction in progress	1,459	2,299
Total	178,559	179,080
Less accumulated depreciation	(121,543)	(120,911)
Property, plant and equipment, net	$57,016	$58,169

The Company recognized depreciation expense related to property and equipment of $1,678 and $2,170 for the three months ended March 31, 2025 and 2024, respectively.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

10. Leases — The Company has operating leases for warehouses, manufacturing facilities, offices, cars, railcars and certain equipment. The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from one year to approximately 20 years.

The operating lease expense for the three months ended March 31, 2025 and 2024 was $1,816 and $1,936, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$1,926	$2,032
Right-of-use assets obtained in exchange for new liabilities	$400	$2,382

The weighted-average remaining lease term and discount rate related to the operating leases as of March 31, 2025 were as follows:

Weighted-average remaining lease term (in years)	4.34
Weighted-average discount rate	4.89%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2025 were as follows:

2025 (excluding three months ended March 31, 2025)	$5,061
2026	5,272
2027	3,687
2028	2,437
2029	1,813
Thereafter	2,873
Total lease payments	$21,143
Less: imputed interest	(2,083)
Total	$19,060
Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$5,986
Operating lease liabilities, long term	$13,074

11. Goodwill and Intangibles:

The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2025 and December 31, 2024. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the consolidated statements of operations.

	2025			2024
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$261,017	$140,522	$120,495	$260,928	$138,090	$122,838
Trademarks	38,579	14,786	23,793	38,475	14,375	24,100
Customer lists	12,144	8,764	3,380	11,874	8,315	3,559
Total intangibles assets	$311,740	$164,072	$147,668	$311,277	$160,780	$150,497

Domestic intangible assets	172,805	103,918	68,887	172,755	102,347	70,408
International intangible assets	138,935	60,154	78,781	138,522	58,433	80,089
Total intangibles assets - domestic and international	$311,740	$164,072	$147,668	$311,277	$160,780	$150,497

The following schedule represents intangible assets activity for the three months ended March 31, 2025:

Amount
Intangible assets at January 1, 2025	$150,497
Additions during Q1 2025	27
Impact of movement in exchange rates	210
Amortization expense	(3,066)
Intangible assets at March 31, 2025	$147,668

Goodwill at January 1, 2025	$19,701
Impact of movement in exchange rates	590
Goodwill at March 31, 2025	$20,291

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2025	$9,105
2026	12,125
2027	12,067
2028	11,057
2029	10,759
Thereafter	92,555
$147,668

During the three months ended March 31, 2025, and 2024, amortization expense was $3,066 and $3,274, respectively.

12. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024. The Company has no short-term debt as of March 31, 2025 and December 31, 2024. The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2025	December 31, 2024
Revolving line of credit	$167,498	$147,332
Deferred loan fees	(1,985)	(1,532)
Total indebtedness, net of deferred loan fees	$165,513	$145,800

The short-term portion of deferred loan fees is included in prepaid expenses on the condensed consolidated balance sheets and amounted to $1,245 and $776 as of March 31, 2025 and December 31, 2024, respectively. The long-term portion of deferred loan fees is included in other assets on the condensed consolidated balance sheets and amounted to $740 and $756 as of March 31, 2025 and December 31, 2024, respectively.

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

On March 12, 2025, the Company entered into Amendment Number Eight to the Third Amended Loan and Security Agreement that provided relief in respect of both financial covenants, under which the Maximum Total Leverage Ratio was modified to 6.25 for the period ending March 31, 2025; 6.25 for the period ending June 30, 2025; 5.75 for the period ending September 30, 2025 and returning to 3.25 for the periods ending December 31, 2025 and thereafter. The Minimum Fixed Charge Coverage Ratio is changed to 1.15 for the period ending March 31, 2025, and returning to 1.25 for the period ending June 30, 2025 and thereafter. In addition, the Applicable Margins for the Revolver Loans are changed to 3.75% for SOFR and 2.75% as the Adjusted Base Rate; the Unused Line Fee Rate is 0.35% and the Letter of Credit Fee is 3.75%. Further, the Availability Block was added to limit availability beneath the maximum borrowing capacity (of $275,000) by $50,000 through June 30, 2025, then by $40,000 through December 31, 2025, and then by $75,000 through the expiration of the facility. Finally, the definition of Consolidated EBITDA was changed to exclude non-recurring non-cash charges as well as cash charges that do not exceed various sums in various categories over the balance of the term.

On May 7, 2025, the Company entered into Amendment Number Ten to the Loan Agreement which changed the Availability Block from $50,000 to $60,000 commencing on May 7, 2025, and continuing until the termination of the Loan Agreement.

On May 27, 2025, the Company and the lenders entered into Amendment Number Eleven to the Third Amended Loan and Security Agreement, under which events of default arising from the failure of Borrowers to be in compliance with both the Total Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2025, were waived. In addition, the Total Revolver Commitment was reduced from $275,000 to the following: $245,000, effective from the Closing Date through November 29, 2025; $225,000 effective from November 30, 2025, through December 30, 2025; and $200,000 from December 31, 2025, through the expiration of the agreement. In addition, the due date for audited fiscal year-end financial statements was extended to one hundred fifty-seven (157) days (after the end of the fiscal year) for 2025 only, and the due date for first quarter financial statements was extended to sixty-seven (67) days after March 31, 2025. In addition, the Maximum Total Leverage Ratio covenant was suspended for the quarters ending on June 30, 2025, September 30, 2025, and December 31, 2025, and set at 4.00 to 1.00 for the quarter ending March 31, 2026, and thereafter. Further, the Fixed Charge Coverage Ratio covenant was suspended for the quarter ending June 30, 2025, then set at 1.00 to 1.00 for the quarter ending September 30, 2025, then set at 1.25 to 1.00 for the quarter ending December 31, 2025, and thereafter.

In addition, under the terms of the Eleventh Amendment, two new covenants were added. First, commencing June 30, 2025, Borrowers must maintain Liquidity measured on a monthly basis of not less than: $30,000 for the month ending June 30, 2025; $35,000 for the month ending July 31, 2025; $4,042 for the month ending August 31, 2025; $25,000 for the month ending September 30, 2025; $3,000 for the month ending October 31, 2025; $9,292 for the month ending November 31, 2025; and $20,000 for the month ending December 31, 2025, it being understood that liquidity will include the sum of Borrowers’ cash, plus 50% of cash held in accounts outside of the U.S. plus the amount by which the revolver commitments exceed the revolver balance (net of letters of credit). Second, Borrowers must attain minimum, year-to-date Consolidated EBITDA (reflecting the exclusion of non-recurring non-cash charges and certain other charges as per the Eighth Amendment) as measured quarterly in the following amounts: $4,500 as of June 30, 2025; $9,500 as of September 30, 2025; and $35,000 as of December 31, 2025. With these changes, with respect to Revolver Loans, the Applicable Margins for SOFR are set at 3.75% from the Closing through September 30, 2025, and then rises to 4.75% as of October 1, 2025, and thereafter, while the Adjusted Base Rate increases to 2.75% and 3.75% during those respective periods.

The interest rate on March 31, 2025, was 9.62%. Interest expense was $3,784 and $3,747 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, by virtue of Amendment Number Eleven to the Third Amended Loan and Security Agreement, the Company is deemed to be in compliance with its financial covenants. Furthermore, according to the terms of the Credit Agreement, as amended, and based on the Total Revolver Commitment and the Liquidity requirement as of June 30, 2025 listed above, the Company had the capacity to increase its borrowings by up to $53,717 as of March 31, 2025.

13. Legal Proceedings — The Company records a liability on its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company recognizes legal expenses in connection with loss contingencies as incurred. There have been no material changes in previously reported litigation matters since the filing of the Company's Form 10-K for the period ended December 31, 2024.

14. Cash Dividends — There has been no dividend declared or paid during the period ended March 31, 2025. The Company declared and paid dividends in the prior period as follows.

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
March 11, 2024	March 27, 2024	April 10, 2024	$0.030	$836
December 15, 2023	December 29, 2023	January 12, 2024	$0.030	$834

15. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Total
Balance, January 1, 2025	$(18,729)
Foreign currency translation adjustment, net of tax effects of ($4)	1,825
Balance, March 31, 2025	$(16,904)

Balance, January 1, 2024	$(5,963)
Foreign currency translation adjustment, net of tax effects of ($205)	(1,564)
Balance, March 31, 2024	$(7,527)

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

17. Supplemental Cash Flow Information:

	For the three months ended March 31
Cash paid during the period:	2025	2024

Interest	$3,450	$3,594
Income taxes, net	$803	$1,350
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$—	$836

18. Segment Information:

The Company operates as a single operating segment, which is the business of developing, manufacturing and distributing chemical, biological and biorational products for agricultural, commercial and consumer uses. The Company synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection.

The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, who manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. The financial information reviewed by the CODM includes revenue by product line and region, and key expense categories that are regularly provided for the consolidated company.

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

	For the three months ended March 31
	2025	2024
Net sales	$115,800	$135,143
Cost of sales
Material and other costs	(76,024)	(83,321)
Warehousing, handling, and outbound freight	(9,585)	(9,404)
Total cost of sales	(85,609)	(92,725)
Gross profit	30,191	42,418
Operating expenses
Selling, general and administrative	(26,628)	(29,469)
Research, product development and regulatory	(5,682)	(5,706)
Transformation	(2,191)	(1,152)
Operating (loss) income	(4,310)	6,091
Change in fair value of an equity investment	—	638
Interest expense, net	(3,765)	(3,693)
(Loss) income before provision for income taxes	(8,075)	3,036
Income tax expense	(387)	(1,484)
Net (loss) income	$(8,462)	$1,552

Asset categories provided to the CODM are consistent with those reported on the consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources given that interest rate and inflation affect the debt market; the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting; and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Security and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part II, Item 1A of this Form 10-Q under the heading "Risk Factors," in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Overview of the Company’s Performance

A combination of changing, unpredictable and often opposing factors has put the global agricultural market in a static state. While shifting tariffs have created uncertainty as to the strength of export markets, a weak United States dollar and lower corn inventories have relieved pressure and spurred interest in increasing the amount of corn acreage to be planted in 2025. Amidst these conditions, market participants have shown a limited interest in increasing inventories for crop protection products, despite dramatically decreasing inventory levels over the past 24 to 30 months. While distributors will eventually need to increase on-hand inventories to supply their customers’ needs, they are currently adopting conservative working capital practices.

Within this context, the Company’s overall financial performance during the quarter was weaker than the comparable period last year with net sales down 14% during the quarter. Regionally, domestic and international sales were both down 14%. Much of the variance was due to the voluntarily discontinuance of one of the Company’s high margin herbicide products in the second half of 2024. Soil fumigants in the U.S., and Granular Soil Insecticides in the U.S. and Latin America, as well as non-Crop Insecticides performed better than the comparable period last year.

Costs of goods sold decreased 8% as compared to the same quarter of 2024. Volume decline was the primary driver behind the decrease of cost of goods sold. Gross margins declined to 26%, as compared to 33% in the same period of the prior year due to a shift in product offering and increased costs per unit as the result of lower volumes.

Operating expenses were down 5% versus the first quarter of 2024, with selling expenses down significantly, partially offset by increased transformation costs. Expenses for research, product development costs and regulatory expenses declined as a direct result of the decision to terminate the SIMPAS project at the end of 2024. Given the decreased level of sales, operating expenses increased as a percentage of sales to 30%, as compared to 27% in the same period of the prior year.

Interest expense remained approximately flat, based upon increased average borrowings, offset by a reduction in the effective interest rate.

The Company recorded an income tax expense of $387 compared to $1,484 in the same period of last year. The decrease in the income tax expense compared to the same period last year is primarily attributed to losses incurred in the U.S. for the three months ended March 31, 2025, which did not result in a benefit for income tax. The U.S. entities maintain a valuation allowance against their net deferred tax assets which was established during the fourth quarter ended December 31, 2024. The Company generated a net loss of $8,462 (or ($0.30) per share) compared to net income of $1,552 (or $0.06 per share) in the prior year.

RESULTS OF OPERATIONS

Quarter Ended March 31:

	For the three months ended March 31,
	2025	2024	Change	% Change
Net sales:
U.S. crop	$57,176	$67,257	$(10,081)	-15%
U.S. non-crop	15,601	17,768	(2,167)	-12%
Total U.S.	72,777	85,025	(12,248)	-14%
International	43,023	50,118	(7,095)	-14%
Total net sales	$115,800	$135,143	$(19,343)	-14%
Total cost of sales	$(85,609)	$(92,725)	$7,116	-8%
Total gross profit	$30,191	$42,418	$(12,227)	-29%
Total gross margin	26%	31%

Our domestic crop business recorded net sales during the first quarter of 2025 that were 15% lower than those of the first quarter of 2024 ($57,176 vs. $67,257 in the prior year). As previously mentioned, virtually all of the weakness in the U.S. Crop business can be attributed to our herbicide business, which was negatively impacted by the absence from the market of one of our herbicide products that the Company voluntarily cancelled last year. On the other hand, despite the overall weakness in agriculture during the first quarter, our portfolio of biological product sales remained flat, as compared to the same period of the prior year. Finally, included in this result, peanut acreage was up year to date, positively impacting Thimet sales, which rose approximately 17% as compared to last year. As a result of demand and commodity pricing, growers are shifting acreage away from cotton this year and towards peanuts.

Our domestic non-crop business posted a 12% decrease in net sales in the first quarter of 2025, as compared to the same period in the prior year ($15,601 vs. $17,768 in the prior year). In the quarter, while net sales of our fungicides were lower, net sales of biological solutions and granular herbicides improved.

Net sales of our international businesses decreased by 14% during the period ($43,023 vs. $50,118 in the prior year). The weakness is primarily due to lower herbicide sales in Mexico on lower agave prices, and in our Australian business. The Company is focused on selling more profitable products across our international distribution businesses and is willing to forgo sales of lower margin products in order to maximize margins in the international business. Consequently, average pricing improved in nearly all categories.

On a consolidated basis, gross profit for the first quarter of 2025 decreased by 29% ($30,191 vs. $42,418 in the prior year). Decreased sales volume, elevated inventory costs, and competitive pricing all contributed to the decline. Gross margin for the quarter decreased to 26%, as compared to 31% for the same period ended March 31, 2024.

Operating expenses decreased by 5% to $34,501 for the three months ended March 31, 2025, as compared to the same period in 2024. The change in operating expenses by department are as follows:

	2025	2024	Change	% Change
Selling	$10,723	$12,881	$(2,158)	-17%
General and administrative
Other	12,844	13,313	(469)	-4%
Amortization	3,061	3,275	(214)	-7%
Transformation costs	2,191	1,152	1,039	100%
Research, product development and regulatory	5,682	5,706	(24)	0%
Total	$34,501	$36,327	$(1,826)	-5%

•
Selling expenses decreased by $2,158 for the three months ended March 31, 2025, as compared with the same period of the prior year. This included reductions in domestic wages and salaries following actions taken in 2024 to reduce headcount across the global business, associated reductions in travel expenses and lower advertising and marketing costs as certain promotional activities have been pushed to later in the year.
•
Other general and administrative expenses slightly decreased by $469 for the three months ended March 31, 2025, as compared to the same period of the prior year. The main driver was a reduction in stock compensation expense reflecting the Company’s current financial performance, partially offset by expenses for extended year-end audit activities.
•
Amortization declined slightly during the first three months of 2025, as compared to the same period of the prior year as a result of a lower book value of intangible assets.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $2,191, as compared to $1,152 in the prior period. The Company expects that business transformation costs will decline over the balance of 2025, as the Company is in the midst of implementing the plans that had been generated with the help of its management consultant last year.
•
Research, product development costs and regulatory expenses remained flat for the three months ended March 31, 2025, as compared to the same period of the prior year.

Average Indebtedness and Interest expense

Interest costs net of capitalized interest were $3,765 in the first three months of 2025, as compared to $3,693 in the same period of 2024. Interest costs are summarized in the following table:

	Q1 2025			Q1 2024
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$183,918	$3,549	7.7%	$176,344	$3,656	8.3%
Amortization of deferred loan fees	—	235	—	—	91	—
Other interest (income) expense	—	(1)	—	—	59	—
Subtotal	$183,918	$3,783	8.2%	$176,344	$3,806	8.6%
Capitalized interest	—	(18)	—	—	(113)	—
Total	$183,918	$3,765	8.2%	$176,344	$3,693	8.4%

The Company’s average overall debt for the three months ended March 31, 2025 was $183,918, as compared to $176,344 for the three months ended March 31, 2024. Our borrowings in the three months ended March 31, 2025 were higher when compared to the same period of the prior year, mainly as a result of expenses incurred during the balance of 2024 pertaining to transformation and other initiatives. As can be seen from the table above, while our borrowings were higher than this time last year, our effective bank interest rate on our revolving line of credit reduced to 7.7% for the three months ended March 31, 2025, as compared to 8.3% in 2024. This resulted in interest expense that was essentially flat period over period.

Income tax expense was $387 for the three months ended March 31, 2025, as compared to $1,484 for the three-months ended March 31, 2024. The effective income tax rate for the three months ended March 31, 2025 was computed based on the estimated effective tax rate for the full year which is approximately 26.6%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. During the fourth quarter ended December 31, 2024, the Company established a valuation allowance against the U.S. entities net deferred tax assets. The company continues to maintain valuation allowances established against the net deferred tax assets of certain international entities, primarily in Brazil, for the three months ended March 31, 2025. During the first three months ended March 31, 2025, many of the Company’s international businesses outside of Brazil were profitable. For the three months ended March 31, 2025 the Company recorded an income tax expense mainly attributed to a loss before provision for income taxes incurred in the U.S. which did not result in a benefit for income tax. The U.S. entities maintain a valuation allowance against their net deferred tax assets which was established during the fourth quarter ended December 31, 2024.

Our overall net loss for the first three months of 2025 was $8,462 or $0.30 per basic and diluted share, as compared to net income of $1,552 or $0.06 per basic and diluted share in the first quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $20,576 in operating activities during the three months ended March 31, 2025, as compared to $36,107 during the three months ended March 31, 2024. Included in the $20,576 are net loss of $8,462, plus non-cash depreciation, amortization of intangibles and other assets in the amount of $4,749, provision for bad debts in the amount of $1,056 and other in the amount of $126. Also included are stock-based compensation of $559, a net change in deferred income taxes of $1,348, and net change in foreign currency adjustment of $99. These together provided net cash outflows of $633, as compared to an inflows of $7,881 for the same period of 2024.

During the first three months of 2025, the Company increased net working capital by $18,240, as compared to an increase of $49,996 during the same period of the prior year. Included in this change: inventories increased by $4,721, as compared to an increase of $9,353 for the first quarter of 2024. Customer prepayments decreased by $28,215, as compared to a decrease of $37,037 in the same period of 2024, driven by customer decisions regarding demand, payment timing and our cash incentive programs. Our accounts payable balances increased by $22,966, as compared to an increase of $2,366 in the same period of 2024. Accounts receivable decreased by $6,892, as compared to an increase of $5,579 in the same period of 2024. Prepaid expenses and other assets increased by $856, as compared to an increase of $1,466 in the same period of 2024. Income tax receivable/payable, net increased by $1,885, as compared to a decrease of $1,014 in the prior year. Accrued program costs increased by $837, as compared to an increase of $6,399 in the prior year, as a result of both lower sales and the mix of those sales including products with higher program elements incorporated in pricing. Finally, other payables and accrued expenses decreased by $14,961, as compared to a decrease of $332 in the prior year.

With regard to our program accrual, the increase (as noted above) primarily reflects our level and mix of sales and customers in the first quarter of 2025, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2025, the Company made accruals for programs in the amount of $20,091 and made payments in the amount of $19,221. During the first quarter of the prior year, the Company made accruals in the amount of $25,266 and made payments in the amount of $18,999.

Cash used for investing activities was $446 for the three months ended March 31, 2025, as compared to $3,567 for the three months ended March 31, 2024. The Company spent $431 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure.

During the three months ended March 31, 2025, financing activities provided $19,801, as compared to $41,382 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $20,167 in the first quarter of 2025, as compared to $41,800 in the same period of the prior year. Lastly, in exchange for shares of common stock returned by employees, we paid $11 and $14 for tax withholding on stock-based compensation awards during the three months ended March 31, 2025 and 2024, respectively.

The Company has long-term debt as of March 31, 2025 and December 31, 2024 relating to a senior credit facility as summarized in the following table:

Long-term indebtedness	March 31, 2025	December 31, 2024
Revolving line of credit	$167,498	$147,332
Deferred loan fees	(1,226)	(1,532)
Total indebtedness	$166,272	$145,800

It is useful to note that, while classified as long-term debt, funds borrowed by the Company under the Credit Agreement are used for working capital needs on an ongoing basis. The Company has in place a cash sweep mechanism for the domestic business and follows strict controls on repaying outstanding balances promptly in order to minimize the carrying cost of borrowed funds.

As of March 31, 2025, the Company was deemed to be in compliance with its financial covenants. Based on its performance against the most restrictive covenant of the Credit Agreement with its lenders, the Company had the capacity to increase its borrowings by up to $53,717. This compares to an available borrowing capacity of $28,623 as of December 31, 2024.

We believe that anticipated cash flow from operations, existing cash balances and available borrowings under our amended senior credit facility will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 1 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2024, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, primarily from its borrowing activities. The Company’s indebtedness to its primary lender is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate. For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2024.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, completed their evaluation, as of March 31, 2025, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures . Based on this evaluation, and as a result of the material weaknesses in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our principal executive officer and principal financial officer, concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Specifically, in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified following material weaknesses associated with the control environment, control activities and risk assessment components of the COSO framework:

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

In order to remediate these matters, we have identified the following remediation measures:

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

We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We have established the process of identifying these transactions and adding additional internal reviews to account for them under current accounting standards. These processes will be tested in the coming months.

We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

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

Item 1. Legal Proceedings

Please refer to note 13 in the accompanying Notes to the Condensed Consolidated Financial Statements for legal updates.

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on May 29, 2025. The following disclosure amends and supplements those risk factors and, except to the extent stated below, there are no material changes to the risk factors as so stated.

Reduced financial performance may adversely affect the Company’s ability to maintain a capital structure that is sufficient to meet working capital needs. Because the Company’s credit agreement expires in July 2026, the Company will need to either extend or replace the agreement approximately 12 months before such expiration. In light of poor financial performance over the past several quarters, there is no guarantee that the Company will be able to maintain capital sufficient to meet its working capital needs or that such capital will be available on terms that are as favorable as those under the current agreement. Failure to obtain capital in a timely fashion or in inadequate amounts or on unfavorable terms could have an adverse effect upon the Company’s financial performance and/or could impair the Company’s ability to carry on business as a going concern.

The MAHA Commission and MAHA movement may adversely affect demand for the Company’s crop inputs. By virtue of Executive Order, the Administration has established a “Make America Healthy Again” or MAHA Commission consisting of Administrators of the Department of Health and Human Services, the Department of Agriculture and the Environmental Protection Agency. Shortly after the commission’s establishment, the Center for Biological Diversity filed a petition with the commission and its constituent agencies seeking the cancellation of certain pesticides in the name of purported advancing children’s health. At the same time, the ideology at the foundation of the commission has engendered a MAHA movement which has influenced several states to introduce legislation that would call for labeling of foods that were grown with various pesticides. While the MAHA Commission has yet to take a formal position on pesticide use, and state legislatures are still considering food-labeling legislation, there is no guarantee that the commission will support the use of crop inputs or that state legislatures will rein in further requirements on food labeling. In short, it is possible that both federal agencies and state legislatures could impose significant limitations on the use of pesticides in food production in a manner that could adversely affect the Company’s product sales and overall financial performance.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: June 5, 2025	By:	/s/ DOUGLAS A. KAYE III
Douglas A. Kaye III
Chief Executive Officer

Dated: June 5, 2025	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer and Principal Accounting Officer