Form 10-Q
period 2025-06-30
AMERICAN VANGUARD CORP
filed 2025-07-31
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 28,431,276 shares as of July 22, 2025.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$129,313	$128,209	$245,113	$263,352
Cost of sales	(88,766)	(90,446)	(174,375)	(183,171)
Gross profit	40,547	37,763	70,738	80,181
Operating expenses
Selling, general and administrative	(28,757)	(31,051)	(55,385)	(60,520)
Research, product development and regulatory	(5,803)	(8,599)	(11,485)	(14,305)
Transformation	(1,621)	(7,345)	(3,812)	(8,497)
Operating income (loss)	4,366	(9,232)	56	(3,141)
Change in fair value of equity investment	—	(125)	—	513
Interest expense, net	(4,450)	(3,917)	(8,215)	(7,610)
Loss before provision for income taxes	(84)	(13,274)	(8,159)	(10,238)
Income tax (expense) benefit	(765)	1,553	(1,152)	69
Net loss	$(849)	$(11,721)	$(9,311)	$(10,169)
Net loss per common share—basic	$(0.03)	$(0.42)	$(0.33)	$(0.36)
Net loss per common share—assuming dilution	$(0.03)	$(0.42)	$(0.33)	$(0.36)
Weighted average shares outstanding—basic	28,345	28,024	28,308	27,934
Weighted average shares outstanding—assuming dilution	28,345	28,024	28,308	27,934

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(849)	$(11,721)	$(9,311)	$(10,169)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	4,025	(5,729)	5,850	(7,293)
Comprehensive income (loss)	$3,176	$(17,450)	$(3,461)	$(17,462)

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	June 30, 2025	December 31, 2024
Current assets:
Cash	$14,482	$12,514
Receivables:
Trade, net of allowance for credit losses of $11,378 and $9,190, respectively	169,482	169,743
Other	9,470	4,699
Total receivables, net	178,952	174,442
Inventories	191,497	179,292
Prepaid expenses	9,391	7,615
Income taxes receivable	5,004	5,030
Total current assets	399,326	378,893
Property, plant and equipment, net	56,104	58,169
Operating lease right-of-use assets, net	18,390	19,735
Intangible assets, net of amortization	146,168	150,497
Goodwill	20,805	19,701
Deferred income tax assets	3,429	1,242
Other assets	7,756	8,484
Total assets	$651,978	$636,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,778	$69,159
Customer prepayments	6,490	52,675
Accrued program costs	79,868	69,449
Accrued expenses and other payables	17,312	31,989
Operating lease liabilities, current	6,302	6,136
Income taxes payable	1,994	2,942
Total current liabilities	208,744	232,350
Long-term debt	189,500	147,332
Operating lease liabilities, long term	12,728	14,339
Deferred income tax liabilities	9,217	7,989
Other liabilities	967	1,601
Total liabilities	421,156	403,611
Commitments and contingent liabilities (Note 13)
Stockholders' equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,778,423 shares at June 30, 2025 and 34,794,548 shares at December 31, 2024	3,478	3,479
Additional paid-in capital	115,853	114,679
Accumulated other comprehensive loss	(12,879)	(18,729)
Retained earnings	195,571	204,882
	302,023	304,311
Less treasury stock at cost, 5,915,182 shares at June 30, 2025 and December 31, 2024	(71,201)	(71,201)
Total stockholders’ equity	230,822	233,110
Total liabilities and stockholders’ equity	$651,978	$636,721

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2025

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2025	34,794,548	$3,479	$114,679	$(18,729)	$204,882	5,915,182	$(71,201)	$233,110
Stocks issued under ESPP	72,267	7	326	—	—	—	—	333
Foreign currency translation adjustment, net	—	—	—	1,825	—	—	—	1,825
Stock-based compensation	—	—	559	—	—	—	—	559
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(16,785)	(1)	(10)	—	—	—	—	(11)
Net loss	—	—	—	—	(8,462)	—	—	(8,462)
Balance, March 31, 2025	34,850,030	$3,485	$115,554	$(16,904)	$196,420	5,915,182	$(71,201)	$227,354
Foreign currency translation adjustment, net	—	—	—	4,025	—	—	—	4,025
Stock-based compensation	—	—	422	—	—	—	—	422
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(71,607)	(7)	(123)	—	—	—	—	(130)
Net loss	—	—	—	—	(849)	—	—	(849)
Balance, June 30, 2025	34,778,423	$3,478	$115,853	$(12,879)	$195,571	5,915,182	$(71,201)	$230,822

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

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,311)	$(10,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets	9,447	10,904
Amortization of other long-term assets	11	194
Amortization and accretion of deferred loan fees and discounted liabilities	569	213
Gain on disposal of property, plant and equipment	(40)	—
Impairment of assets	134	—
Provision for estimated credit losses	1,999	883
Stock-based compensation	981	2,752
Change in deferred income taxes	(200)	(276)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	(60)	71
Change in equity investment fair value	—	(513)
Unrealized foreign currency transaction gains	(855)	(127)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(3,293)	(11,962)
Increase in inventories	(9,785)	(27,770)
Increase in prepaid expenses and other assets	(1,863)	(3,730)
Change in income tax receivable/payable, net	(1,024)	(7,129)
Decrease in net operating lease liability	(100)	(66)
Increase in accounts payable	24,547	34,292
Decrease in customer prepayments	(46,187)	(53,468)
Increase in accrued program costs	10,267	18,209
Decrease in other payables and accrued expenses	(15,073)	(1,665)
Net cash used in operating activities	(39,836)	(49,357)
Cash flows from investing activities:
Capital expenditures	(1,020)	(4,944)
Proceeds from disposal of property, plant and equipment	51	75
Intangible assets	(88)	(1,529)
Net cash used in investing activities	(1,057)	(6,398)
Cash flows from financing activities:
Payments under line of credit agreement	(128,665)	(110,076)
Borrowings under line of credit agreement	170,834	175,335
Payment of deferred loan fees	(881)	—
Net receipt from the issuance of common stock under ESPP	333	430
Net payment for tax withholding on stock-based compensation awards	(142)	(829)
Payment of cash dividends	—	(1,670)
Net cash provided by financing activities	41,479	63,190
Net increase in cash and cash equivalents	586	7,435
Effect of exchange rate changes on cash and cash equivalents	1,382	(902)
Cash and cash equivalents at beginning of period	12,514	11,416
Cash and cash equivalents at end of period	$14,482	$17,949

See notes to the Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, normal recurring accruals, and immaterial restatements) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Transformation — Transformation expenses on the condensed consolidated statements of operations include costs related to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements, as well as pricing and go-to-market strategies. Transformation expenses primarily include costs for consulting services, severance costs relating to the Company’s former CEO, and costs incurred in connection with the staffing and execution of the Company’s transformation initiatives. In addition, the Company has incurred costs associated with write-offs and write downs of certain assets.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", and in January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

Immaterial restatements — Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2024, the Company determined that it did not appropriately account for outstanding checks in the amount of $7,095 as of June 30, 2024. Specifically, the Company included these outstanding checks in long-term debt instead of accounts payable in the condensed consolidated balance sheet as of June 30, 2024. This error resulted in misstatements of the changes in accounts payable and borrowings under line of credit agreements in the condensed consolidated statement of cash flows for the six months ended June 30, 2024.

Further, the Company netted its borrowings against its repayments in the amount of $46,071 during the six months ended June 30, 2024. This error resulted in understatements of both borrowings and payments under the credit agreement, in the condensed consolidated statement of cashflows for the six months ended June 30, 2024.

Therefore, the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2024 has been restated from the amounts previously reported.

The table below summarizes the effects of the restatement by financial-statement line item affected:

	Six Months Ended June 30, 2024
	Previously Reported	Adjustments	As Restated
Increase in accounts payable	$27,197	$7,095	34,292
Net cash used in operating activities	$(56,452)	$7,095	$(49,357)
Payments under line of credit agreement	$(64,005)	$(46,071)	(110,076)
Borrowings under line of credit agreement	$136,359	$38,976	175,335
Net cash provided by financing activities	$70,285	$(7,095)	$63,190

The Company evaluated the materiality of these errors and concluded that they were not material individually or in the aggregate to the prior period condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
U.S. crop	$52,674	$52,289	$110,201	$119,542
U.S. non-crop	19,585	19,011	34,834	36,787
Total U.S.	72,259	71,300	145,035	156,329
International	57,054	56,909	100,078	107,023
Total net sales:	$129,313	$128,209	$245,113	$263,352

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and six months ended June 30, 2025, that was included in customer prepayments at the beginning of 2025, was $17,970 and $46,185, respectively. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2025.

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

4. Stock-Based Compensation — Under the Company’s Stock Incentive Plan, as amended and restated on June 1, 2022 (“the 2022 Stock Incentive Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended June 30, 2025 and 2024, the Company's stock-based compensation expense amounted to $422 and $747, respectively. During the six months ended June 30, 2025 and 2024, the Company's stock-based compensation expense amounted to $981and $2,752, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Six Months Ended June 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2025	682,853	$13.77
Granted	20,000	5.50
Vested	(164,970)	23.16
Forfeited	(19,630)	22.09
Nonvested shares at June 30, 2025	518,253	$10.15

As of June 30, 2025, the total unrecognized stock-based compensation expense related to RSUs outstanding was $2,059 and is expected to be recognized over a weighted-average period of 2.3 years

Stock Options

A summary of the incentive stock option activity for the six months ended June 30, 2025 is presented below:

	Options outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	424,511	$10.28	6.1	$—
Forfeited	(30,501)	$10.28	5.5	$—
Balance as of June 30, 2025	394,010	$10.28	5.5	$—
Options vested and exercisable as of June 30, 2025	170,033	$10.28	5.5	$—

As of June 30, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $703 and is expected to be recognized over a weighted-average period of 1.6 years.

5. Income Taxes —Income tax expense was $765 for the three months ended June 30, 2025, as compared to income tax benefit of $1,553 for the three months ended June 30, 2024. Income tax expense was $1,152 for the six months ended June 30, 2025 as compared to an income tax benefit of $69 for the six months ended June 30, 2024. The effective income tax rate for the three and six-month periods ended June 30, 2025 was computed based on the estimated effective tax rate for the full year. This calculation resulted in an effective income tax rate of (908.23%) for the three months ended June 30, 2025, as compared to 11.7% for the three months ended June 30, 2024. The effective income tax rate was -14.13% for the six months ended June 30, 2025, as compared to 0.7%. for the six months ended June 30, 2024. The decrease in the effective income tax rate for the three and six months ended June 30, 2025 compared to the same periods in the prior year is primarily attributed to losses incurred in the U.S. for the three and six months ended June 30, 2025 which did not result in a benefit for income tax. The U.S. entities maintain a valuation allowance against their net deferred tax assets which was established during the fourth quarter ended December 31, 2024.

It is expected that $311 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

6. Earnings Per Share — The components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(849)	$(11,721)	$(9,311)	$(10,169)
Denominator: (in thousands)
Weighted average shares outstanding-basic and diluted	28,345	28,024	28,308	27,934

Due to net losses for the three and six months ended June 30, 2025 and 2024, stock options and other grants were excluded from the computation of diluted net loss per share.

7. Comprehensive Income (Loss) — Total comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and six month periods ended June 30, 2025 and 2024, total comprehensive income (loss) consisted of net income (loss) and foreign currency translation adjustments.

8. Inventories —Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	June 30, 2025	December 31, 2024
Finished products	$166,409	$154,628
Raw materials	25,088	24,664
Total inventories	$191,497	$179,292

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.

9. Property, Plant and Equipment — Property, plant and equipment at June 30, 2025 and December 31, 2024 consists of the following:

	June 30, 2025	December 31, 2024
Land	$2,759	$2,755
Buildings and improvements	20,603	21,124
Machinery and equipment	148,776	146,662
Office furniture, fixtures and equipment	5,080	5,201
Automotive equipment	1,002	1,039
Construction in progress	1,182	2,299
Total gross value	179,402	179,080
Less accumulated depreciation	(123,298)	(120,911)
Total net value	$56,104	$58,169

The Company recognized depreciation expense related to property and equipment of $1,660 and $2,195 for the three-month periods ended June 30, 2025 and 2024, respectively, and $3,338 and $4,365 for the six months ended June 30, 2025 and 2024, respectively.

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

The operating lease expense for the three months ended June 30, 2025 and 2024, was $1,873 and $1,955, respectively, and $3,689 and $3,891 for the six months ended June 30, 2025 and 2024, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,862	$1,920	$3,788	$3,952
ROU assets obtained in exchange for new liabilities	$1,607	$1,288	$2,009	$3,669

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2025 were as follows:

Weighted-average remaining lease term (in years)	4.19
Weighted-average discount rate	5.03%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2025 were as follows:

2025 (excluding six months ended June 30, 2025)	$3,643
2026	5,774
2027	4,030
2028	2,731
2029	1,992
Thereafter	2,897
Total lease payments	21,067
Less: imputed interest	(2,037)
Total	$19,030

Amounts recognized in the condensed consolidated balance sheets at June 30, 2025:

Operating lease liabilities, current	$6,302
Operating lease liabilities, long-term	$12,728

11. Goodwill and Intangibles — The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of June 30, 2025 and December 31, 2024. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the consolidated statements of operations.

	2025			2024
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$261,383	$143,000	$118,383	$260,928	$138,090	$122,838
Trademarks	39,776	15,185	24,591	38,475	14,375	24,100
Customer lists	12,352	9,158	3,194	11,874	8,315	3,559
Total intangibles assets	$313,511	$167,343	$146,168	$311,277	$160,780	$150,497

Domestic intangible assets	173,453	105,173	68,280	172,755	102,347	70,408
International intangible assets	140,058	62,170	77,888	138,522	58,433	80,089
Total intangibles assets - domestic and international	$313,511	$167,343	$146,168	$311,277	$160,780	$150,497

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2025	$6,131
2026	12,240
2027	12,199
2028	11,236
2029	10,884
Thereafter	93,478
$146,168

Amortization expense was $3,049 and $3,284 during the three months ended June 30, 2025 and 2024, respectively, and $6,115 and $6,559 during the six months ended June 30, 2025 and 2024, respectively.

The following schedule represents goodwill activity for the six months ended June 30, 2025:

Amount

Goodwill at January 1, 2025	$19,701
Impact of movement in exchange rates	590
Goodwill at March 31, 2025	20,291
Impact of movement in exchange rates	514
Goodwill at June 30, 2025	$20,805

12. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024. The Company has no short-term debt as of June 30, 2025 and December 31, 2024. The debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2025	December 31, 2024
Revolving line of credit	$189,500	$147,332
Deferred loan fees	(1,844)	(1,532)
Total indebtedness, net of deferred loan fees	$187,656	$145,800

The short-term portion of deferred loan fees is included in prepaid expenses on the condensed consolidated balance sheets and amounted to $1,393 and $776 as of June 30, 2025 and December 31, 2024, respectively. The long-term portion of deferred loan fees is included in other assets on the condensed consolidated balance sheets and amounted to $451 and $756 as of June 30, 2025 and December 31, 2024, respectively.

The Company and certain of its affiliates are parties to a senior credit facility agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as "Borrowers", on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement initially consisted of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and had a maturity date of August 5, 2026. The Credit Agreement has undergone eleven amendments since 2021.

In its original form, the Credit Agreement featured two financial covenants: a Maximum Total Leverage Ratio, under which the Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period; and a Fixed Charge Coverage Ratio. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z), the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or six- months, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date.

The current version of the Credit Agreement was agreed upon on May 27, 2025, through Amendment Number Eleven, under which events of default arising from the failure of Borrowers to be in compliance with both the Total Leverage Ratio and the Fixed Charge Coverage Ratio as of March 31, 2025, were waived. In addition, the Total Revolver Commitment was reduced from $275,000 to the following: $245,000, effective from the Closing Date through November 29, 2025; $225,000 effective from November 30, 2025, through December 30, 2025; and $200,000 from December 31, 2025, through the expiration of the agreement. In addition, the due date for audited fiscal year-end financial statements was extended to one hundred fifty-seven (157) days (after the end of the fiscal year) for 2025 only, and the due date for first quarter financial statements was extended to sixty-seven (67) days after March 31, 2025. In addition, the Maximum Total Leverage Ratio covenant was suspended for the quarters ending on June 30, 2025, September 30, 2025, and December 31, 2025, and set at 4.00 to 1.00 for the quarter ending March 31, 2026, and thereafter. Further, the Fixed Charge Coverage Ratio covenant was suspended for the quarter ending June 30, 2025, then set at 1.00 to 1.00 for the quarter ending September 30, 2025, then set at 1.25 to 1.00 for the quarter ending December 31, 2025, and thereafter.

In addition, under the terms of the Eleventh Amendment, two new covenants were added. First, commencing June 30, 2025, Borrowers must maintain Liquidity (unused Revolver Commitment plus 100% cash held at Agent and 50% cash held at bank accounts outside the U.S.) measured on a monthly basis of not less than: $30,000 for the month ending June 30, 2025; $35,000 for the month ending July 31, 2025; $4,042 for the month ending August 31, 2025; $25,000 for the month ending September 30, 2025; $3,000 for the month ending October 31, 2025; $9,292 for the month ending November 31, 2025; and $20,000 for the month ending December 31, 2025, it being understood that liquidity will include the sum of Borrowers’ cash, plus 50% of cash held in accounts outside of the U.S. plus the amount by which the revolver commitments exceed the revolver balance (net of letters of credit). Second, Borrowers must attain minimum, year-to-date Consolidated EBITDA (reflecting the exclusion of non-recurring non-cash charges and certain other charges as per the Eighth Amendment) as measured quarterly in the following amounts: $4,500 as of June 30, 2025; $9,500 as of September 30, 2025; and $35,000 as of December 31, 2025. With these changes, with respect to Revolver Loans, the Applicable Margins for SOFR are set at 3.75% from the Closing through September 30, 2025, and then rises to 4.75% as of October 1, 2025, and thereafter, while the Adjusted Base Rate increases to 2.75% and 3.75% during those respective periods.

The interest rate on June 30, 2025, was 8.18%. Interest expense was $4,445 and $4,114 for the three months ended June 30, 2025 and 2024, respectively, and $8,229 and $7,861 for the six months ended June 30, 2025 and 2024 respectively.

As of June 30, 2025, the Company is deemed to be in compliance with its financial covenants. Furthermore, according to the terms of the Credit Agreement, as amended, and based on the Total Revolver Commitment and the Liquidity requirement as of June 30, 2025 listed above, the Company had the capacity to increase its borrowings by up to $31,836 as of June 30, 2025.

The Company is in discussions with its lenders to extend its Credit Agreement. There is no guarantee that the Company will be able to extend its Credit Agreement or refinance amounts outstanding under its credit facility by the time the Credit Agreement matures on August 5, 2026.

13. Legal Proceedings — The Company records a liability on its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company recognizes legal expenses in connection with loss contingencies as incurred. Since the filing of the Company's Form 10-K for the period ended December 31, 2024, there is one legal matter to report in connection with this item.

Customer Claims re: Ornamental Insecticide. The Company has determined that a loss is probable arising from customer complaints received in the second quarter alleging injury to ornamental plants from the application of up to four lots (having a value of about $350K) of granular insecticide sold by Company subsidiary OHP Inc. for use on potted plants and hanging baskets. As acknowledged by the third-party formulator, the lots in question, or a subset thereof, were out of specification and contained trace amounts of herbicide residues from a contaminated production line at that formulator’s facility. After having issued a stop sale and stop use notice for the subject lots to the distribution channel, the Company has begun aggregating and validating customer claims and recalling unused product. Both the Company and the third-party formulator have notified their insurance carriers of the claim. Insofar as the claims validation process is in its incipiency, it is not yet possible to estimate a range of loss. Nevertheless, it is possible that such claims, if not otherwise offset, could be material to the Company’s financial performance. While the third-party formulator has acknowledged responsibility and there is insurance coverage that may respond to these claims, any potential recovery of amounts from the formulator or insurance carriers will be recognized only when realization is assured. At this time, the amount and timing of any such recovery cannot be reasonably estimated.

14. Cash Dividends on Common Stock —The Company did not declare dividends during the six-month period ended June 30, 2025. The Company had declared and paid the following cash dividends in the prior periods as follows:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 10, 2024	June 26, 2024	July 10, 2024	$0.030	$840
March 11, 2024	March 27, 2024	April 10, 2024	$0.030	$836
December 15, 2023	December 29, 2023	January 12, 2024	$0.030	$834

Pursuant to the Amended Loan and Security Agreement, the Company is currently prevented from paying cash dividends to shareholders. The Company has not declared or paid any dividends during the six months ended June 30, 2025.

15. Accumulated Other Comprehensive Loss —The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, January 1, 2025	$(18,729)
Foreign currency translation adjustment, net of tax effects of ($4)	1,825
Balance, March 31, 2025	(16,904)
Foreign currency translation adjustment, net of tax effects of ($30)	4,025
Balance, June 30, 2025	$(12,879)

Balance, January 1, 2024	$(5,963)
Foreign currency translation adjustment, net of tax effects of ($205)	(1,564)
Balance, March 31, 2024	(7,527)
Foreign currency translation adjustment, net of tax effects of ($79)	(5,729)
Balance, June 30, 2024	$(13,256)

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

17. Supplemental Cash Flow Information

	For the Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,678	$7,736
Income taxes, net of refunds	$2,423	$7,315
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$—	$840

18. Segment Reporting — The Company operates as a single operating segment, which is the business of developing, manufacturing and distributing chemical, biological and biorational products for agricultural, commercial and consumer uses. The Company synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection.

The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer, who manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. The financial information reviewed by the CODM includes revenue by product line and region, and key expense categories that are regularly provided for the consolidated company. The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies. Although there are other measures of operating performance used by the CODM, the Company concluded that consolidated operating income (loss) is the measure required to be disclosed as the segment measure of profit or loss. Operating income (loss) is utilized to evaluate budget versus actual results in order to gain more depth and understanding of the factors driving the business. When evaluating the Company’s financial performance, the following table sets forth significant expense categories regularly provided to the CODM.

	For the three months ended June 30		For the six months ended June 30
	2025	2024	2025	2024
Net sales	$129,313	$128,209	$245,113	$263,352
Cost of sales
Material and other costs	(79,243)	(80,763)	(155,267)	(164,084)
Warehousing, handling, and outbound freight	(9,523)	(9,683)	(19,108)	(19,087)
Total cost of sales	(88,766)	(90,446)	(174,375)	(183,171)
Gross profit	40,547	37,763	70,738	80,181
Operating expenses
Selling, general and administrative	(28,757)	(31,051)	(55,385)	(60,520)
Research, product development and regulatory	(5,803)	(8,599)	(11,485)	(14,305)
Transformation	(1,621)	(7,345)	(3,812)	(8,497)
Operating income (loss)	4,366	(9,232)	56	(3,141)
Change in fair value of an equity investment	—	(125)	—	513
Interest expense, net	(4,450)	(3,917)	(8,215)	(7,610)
Loss before provision for income taxes	(84)	(13,274)	(8,159)	(10,238)
Income tax (expense) benefit	(765)	1,553	(1,152)	69
Net loss	$(849)	$(11,721)	$(9,311)	$(10,169)

Asset categories provided to the CODM are consistent with those reported on the consolidated balance sheets.

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

Three Months Ended June 30, 2025 and 2024:

Overview of the Company’s Performance

The agricultural economy appears to be in the early stages of a recovery. While commodity prices remain at low levels, a combination of factors, including lower inflation, anticipation of lower interest rates, and legislation supportive of growers, has improved sentiment and strengthened demand for crop protection products. Channel inventory levels remain lower than this time last year, but we are seeing dealer inventories move higher with increasing confidence in market conditions. While uncertainty around tariffs continues to cloud the outlook, global trading partners are forging ahead with their own arrangements, and short- to mid-term demand appears to be stabilizing.

Against this backdrop, overall sales for the second quarter of 2025 improved 1% compared to the second quarter of 2024. From a regional perspective, our domestic sales increased by 1%, while our international sales were largely unchanged. Our herbicide business was an area of strength with net sales increasing by 48%, as compared to the same period in the prior year, while growth regulator sales were down 37%. Other areas of the business were relatively stable, as compared to the year ago period.

Efforts by management to operate our factories more efficiently led to lower cost of goods sold, which were down 2%, as compared to the same quarter of 2024. These, together with some raw material cost improvements, led to an improvement of average gross margins to 31% of net sales, as compared to 29% in the same period of 2024.

Operating expenses declined by 23% as management continued to manage expenses closely and reduced to 28% of net sales in the quarter from 37% in the comparable period of 2024. With a sharp reduction in transformation expenses, operating profit rose to $4,366 for the second quarter of 2025, as compared to a loss of $9,232 for the same period of 2024.

Interest expense slightly increased, as compared to the same quarter of the prior year, yielding a net loss before taxes of $84, as compared to a net loss of $13,274 in the second quarter of 2024.

The Company recorded an income tax expense of $765, as compared to an income tax benefit of $1,553 in the same period of last year.

These factors yielded a net loss of $849, or $(0.03) per share, as compared to $11,721, or $(0.42) per share, in the prior year quarter.

RESULTS OF OPERATIONS

	2025	2024	Change	% Change
Net sales:
U.S. crop	$52,674	$52,289	$385	1%
U.S. non-crop	19,585	19,011	574	3%
Total U.S.	72,259	71,300	959	1%
International	57,054	56,909	145	0%
Total net sales	$129,313	$128,209	$1,104	1%
Total cost of sales	(88,766)	(90,446)	1,680	-2%
Total gross profit	$40,547	$37,763	$2,784	7%
Total gross margin	31%	29%

Our domestic crop business recorded net sales during the second quarter of 2025 that were 1% higher than those of the second quarter of 2024 ($52,674, as compared to $52,289). Herbicide sales were driven by increased corn acres and the launch of a new product, which is capturing share from generic competitors. Soil fumigant sales were also an area of strength, up approximately 50%. Partially, offsetting these gains, sales of our growth regulators declined due to generic competition.

Our domestic non-crop business posted a 3% increase in net sales in the second quarter of 2025, as compared to the same period in the prior year ($19,585 in 2025 v. $19,011 in 2024). Delayed weed pressure negatively impacted non-crop herbicide products, but overall this business continues to grow faster than the overall portfolio.

Net sales of our international businesses were slightly higher ($57,054 in 2025, as compared to $56,909 in 2024). This increase was led by sales in our Central American business, which rose by 7%, driven by strength in our banana products. Partially offsetting these gains, sales in Australia (a much smaller business) were down approximately 40% due to drought conditions.

On a consolidated basis, gross profit for the second quarter of 2025 increased by 7% ($40,547 in 2025, as compared to $37,763 in 2024). The overall gross margin percentage ended at 31% in the second quarter of 2025, as compared to 29% in the second quarter of the prior year.

Operating expenses decreased by $10,814 to $36,181 for the three-month period ended June 30, 2025, as compared to the same period in 2024. The changes in operating expenses by department are as follows:

	2025	2024	Change	% Change
Selling	$11,633	$13,401	$(1,768)	-13%
General and administrative
Other	13,791	12,402	1,389	11%
Amortization	3,049	3,284	(235)	-7%
Legal reserves	150	1,965	(1,815)	-92%
Asset impairment	134	—	134	100%
Research, product development and regulatory	5,803	8,598	(2,795)	-33%
Transformation	1,621	7,345	(5,724)	-78%
Subtotal	$36,181	$46,995	$(10,814)	-23%

•
Selling expenses decreased by $1,768 for the three months ended June 30, 2025, as compared with the same period of the prior year. This was mainly associated with reduced headcount across our global sales and marketing teams, as we implement new organization structures intended to drive a more customer focused team. We also experienced reduced marketing expenses.

•
Other general and administrative expenses increased by 12%, primarily associated with incentive compensation as a result of improved financial performance, offset by reduced headcount costs.
•
Amortization declined slightly during the three months ended June 30, 2025, as compared to the same period of the prior year, as the result of impaired and fully amortized assets.
•
In the three months ended June 30, 2025, the Company reserved an immaterial amount for a minor product complaint. In the comparable period of the prior year, the Company recorded a larger legal contingency related to certain labor and employment matters. The two matters are unrelated.
•
As part of the Company’s actions to focus on key products, the Company made the decision to discontinue selling one small volume product and wrote off the remaining intangible asset book value in the amount of $134 as of June 30, 2025.
•
Research, product development costs and regulatory expenses decreased by $2,795 for the three months ended June 30, 2025, as compared to the same period of 2024. This is primarily driven by the decision to stop investing in the SIMPAS delivery system.
•
Transformation costs related to the Company’s digital and structural transformation project reduced dramatically, as expected and ended at $1,621, as compared to $7,345 in the same period of the prior year. The Company expects that these costs will continue at lower levels than recorded last year.

Interest costs net of capitalized interest were $4,450 and $3,917 during the three-month period ended June 30, 2025 and 2024, respectively. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$196,703	$4,110	8.4%	$214,107	$4,023	7.5%
Amortization of deferred loan fees	—	335	—	—	91	—
Other interest (income) expense	—	16	—	—	(54)	—
Subtotal	196,703	4,461	9.1%	214,107	4,060	7.6%
Capitalized interest	—	(11)	—	—	(143)	—
Total	$196,703	$4,450	9.0%	$214,107	$3,917	7.3%

The Company’s average overall debt for the three-month period ended June 30, 2025 was $196,703, as compared to $214,107 for the same period of the prior year. Our borrowings are higher as the result of expenses incurred during the balance of 2024, pertaining to one-time expenses. As can be seen from the table, the effective bank interest rate on our revolving line of credit was 8.4% and 7.5% for the three-month periods ended June 30, 2025 and 2024, respectively.

Income tax expense was $765 for the three months ended June 30, 2025, as compared to an income tax benefit of $1,553 for the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025, was computed based on the estimated effective tax rate for the full year which is approximately 28%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. During the fourth quarter ended December 31, 2024, the Company established a valuation allowance against the U.S. entities net deferred tax assets. The company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brail, for the three months ended June 30, 2025. During the three months ended June 30, 2025, several of the Company's international business outside of Brazil were profitable resulting in an income tax expense.

We generated losses before provision for income taxes of $84 and $13,274 for the three months ended June 30, 2025 and 2024, respectively. Our net loss, after income taxes, for the three-month period ended June 30, 2025, was $849 or ($0.03) per basic and diluted share, as compared to $11,721 or ($0.42) per basic and diluted share in the same quarter of 2024.

Six Months Ended June 30, 2025 and 2024:

Overview of the Company’s Performance

Distributor destocking negatively impacted first-half 2025 results, as compared to the year ago period. This phenomenon was particularly strong during the first quarter but trailed off as the second quarter progressed. Nevertheless, the early first-half conditions negatively impacted sales and gross profit for the six-month period taken as a whole. Agricultural commodities trended higher during the first few months of the year but were unable to maintain their gains as the first half year progressed. Corn prices finished the first six months slightly lower than at the start of the year, while soybean prices were flat.

On a consolidated basis, domestic sales were down 7% and international sales were down 6%, as compared to the same period of last year Overall net sales decreased by 7% ($245,113 in 2025, as compared to $263,352 in 2024) largely driven by channel destocking. Cost of goods sold decreased by 5% on an absolute basis due to lower volumes. In spite of improved factory performance, these factors, taken together, yielded a gross profit that was lower than the same period of 2024 ($71,106, as compared to $80,181) and the average gross margin percentage declined slightly to 29% from 30% in the first half of 2024.

During the first half of 2025, operating expenses declined by about 18% as compared to the first half of 2024, and operating expenses as a percent of sales decreased to 28%, as compared to 32% for the same period prior year. Transformation costs for the period dropped significantly.

Overall, the business recorded an operating income of $56 for the first half of the year, as compared to an operating loss of $3,141 during the first half of 2024.

The Company incurred an income tax expense of $1,152 during the six-month period, as compared to an income tax benefit of $69 during the first half of 2024, yielded a net loss for the period of $9,311, as compared to $10,169 for the same period of the prior year, and a loss per share of $0.33, as compared to $0.36, as compared to the first half of last year.

RESULTS OF OPERATIONS

	2025	2024	Change	% Change
Net sales:
U.S. crop	$110,201	$119,542	$(9,341)	-8%
U.S. non-crop	34,834	36,787	(1,953)	-5%
Total U.S.	145,035	156,329	(11,294)	-7%
International	100,078	107,023	(6,945)	-6%
Total net sales	$245,113	$263,352	$(18,239)	-7%
Total cost of sales	$(174,375)	$(183,171)	$8,796	-5%
Total gross profit	$70,738	$80,181	$(9,443)	-12%
Total gross margin	29%	30%

Our domestic crop business recorded net sales that were 8% lower than those of first half of 2024 ($110,201 as compared to $119,542 in 2024). Weakness in the first half sales, as compared to the year ago period, can be attributed to not having revenue from a product that was previously recalled; further cotton acreage was down substantially leading to weakness in products with exposure to this crop. Broadly, channel destocking in the early portion of 2025 continued to negatively impacted overall results.

Our domestic non-crop business recorded a 5% decrease in net sales for the first half of the year (to $34,834 from $36,787). Fungicide and pest strip sales were weak during the first half of 2024. Also, a delayed weed season led to weakness, as compared to the first half of 2024.

Net sales of our international businesses were down 6% as compared to the first half of 2024 ($100,078 versus $107,023 in 2024). Australian sales were weaker due to the ongoing drought, which were partially offset by strength in granular soil insecticides. Herbicide sales were off nearly 20% in the first half of the year, due to a weak agave season and a change in product mix.

On a consolidated basis, gross profit for the six months of 2025 decreased ending at $70,738, as compared to $80,181 last year. Gross margin performance in 2025 decreased to 29% from 30% compared to the first half of 2025.

Operating expenses decreased by $12,640 to $70,682 for the six-month period ended June 30, 2025, as compared to the same period in 2024. The changes in operating expenses by department are as follows:

	2025	2024	Change	% Change
Selling	$22,356	$26,281	$(3,925)	-15%
General and administrative:
Other	26,630	25,715	915	4%
Amortization	6,115	6,559	(444)	-7%
Legal reserves	150	1,965	(1,815)	-92%
Asset impairment	134	—	134	100%
Research, product development and regulatory	11,485	14,305	(2,820)	-20%
Transformation	3,812	8,497	(4,685)	-55%
	$70,682	$83,322	$(12,640)	-15%

•
Selling expenses decreased by $3,925 to end at $22,356 for the six-month period ended June 30, 2025, as compared to the same period of 2024. The main drivers were reduced global headcount following our organizational redesign and tighter control of marketing and other third-party services.
•
Other general and administrative expenses increased by $1,049 to end at $26,764 for the six-month period ended June 30, 2025, as compared to the same period of 2024. The main driver was primarily associated with incentive compensation as a result of improved financial performance, offset by reduced headcount costs.
•
Amortization declined slightly during the six months ended June 30, 2025, as compared to the same period of the prior year, as the result of impaired and fully amortized assets.
•
In the six months ended June 30, 2025, the Company reserved an immaterial amount for a minor product complaint. In the comparable period of the prior year, the Company recorded a larger legal contingency related to certain labor and employment matters. The two matters are unrelated.
•
As part of the Company’s actions to focus on key products, the Company made the decision to discontinue selling one small volume product and wrote off the remaining intangible asset book value in the amount of $134 as of June 30, 2025.
•
Research, product development costs and regulatory expenses decreased by $2,820 to end at $11,485 for the six-month period ended June 30, 2025, as compared to the same period of 2024. The cost reduction was primarily driven by lower spending associated with the decision to stop our investment in the SIMPAS delivery system.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $3,812 for the first six months of 2025, as compared to $8,497 for the prior year. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. The Company expects significantly lower such costs over the balance of 2025.

Interest costs net of capitalized interest were $8,215 in the first six-month period of 2025, as compared to $7,610 in the same period of 2024. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Average Debt	Interest Expense	Interest Rate	Six months ended June 30, 2025	Interest Expense	Interest Rate
Revolving line of credit (average)	$179,710	$7,659	8.5%	$195,375	$7,679	7.9%
Amortization of deferred loan fees	—	570	—	—	182	—
Other interest expense	—	15	—	—	5	—
Subtotal	179,710	8,244	9.2%	195,375	7,866	8.1%
Capitalized interest	—	(29)	—	—	(256)	—
Total	$179,710	$8,215	9.1%	$195,375	$7,610	7.8%

The Company’s average overall debt for the six-month period ended June 30, 2025, was $179,710, as compared to $195,375 for the same period of the prior year. Our borrowings increased as a result of higher inventory levels. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 8.5% for the six months ended June 30, 2025, as compared to 7.9% in 2024.

Income tax expense was $1,152 for the six months ended June 30, 2025, as compared to an income tax benefit of $69 for the three months ended June 30, 2024. The effective income tax rate for the six months ended June 30, 2025, was computed based on the estimated effective tax rate for the full year which is approximately 28%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. During the fourth quarter ended December 31, 2024, the Company established a valuation allowance against the U.S. entities net deferred tax assets. The company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the six months ended June 30, 2025. During the six months ended June 30, 2025, several of the Company's international business outside of Brazil were profitable resulting in an income tax expense.

We incurred a loss before provision before income taxes of $8,159 for the six months ended June 30, 2025, as compared to a loss before taxes of $10,238 for the six months ended June 30, 2024. Our net loss, after income taxes, for the six-month period ended June 30, 2025 was $9,311 or $0.33 per basic and diluted share, as compared to $10,169 or $0.036 per basic and per diluted share in the same period of 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $39,836 during the six-month period ended June 30, 2025, as compared to $49,357 during the six months ended June 30, 2024. Included in the $39,836 are net loss of $9,311, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $10,027, and provision for bad debts in the amount of $1,999, change in deferred income taxes of $200 and changes in liabilities for uncertain tax positions or unrecognized tax benefits of $60. Also included are stock-based compensation of $981, asset impairment of $134, and net foreign currency adjustments of $855.

During the six-month period of 2025, the Company increased working capital by $21,381, as compared to an increase of $49,375 during the same period of the prior year. Included in this change: inventories increased by $9,785, as compared to $27,770 for the same period of 2024. While increases in inventories are normal for the Company’s annual cycle, the Company has seen distinct changes in buying patterns across its global markets as customers are pushing back purchase close to time of use as they manage working capital and interest expense. In response the Company has focused on holding inventory levels down including holding down manufacturing output.

Customer prepayments decreased by $46,187, as compared to $53,468 in the same period of 2024, driven by customer decisions regarding the amount of prepayments they made during the final quarter of 2024, and by purchase orders received from those customers during the first two quarters and the product mix and payment terms on those purchase orders. Our accounts payable balances increased by $24,547, as compared to $34,292 in the same period of 2024, reflecting both the timing and terms of the related purchase orders. Accounts receivables increased by $3,293, as compared to a decrease of $11,962 in the same period of 2024. Prepaid expenses increased by $1,863, as compared to $3,730 in the same period of 2024. Income tax receivable changed by $1,024 as compared to $7,129 in the prior year. Accrued programs increased by $10,267, as compared to $18,209 in the prior year, driven by changes in mix of sales (products attract different program arrangements) and lower sales in our US Crop business (which is the main driver from programs). Finally, other payables and accrued expenses decreased by $15,073, as compared to an increase of $1,665 in the prior year.

Accrued program costs are recorded in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first six months of 2025, the Company made accruals for programs in the amount of $41,451 and payments in the amount of $31,032, resulting in a net increase in accrued program costs of $10,267. During the first six months of the prior year, the Company made accruals in the amount of $44,633 and made payments in the amount of $26,615, resulting in a net increase of accrued program costs of $18,018.

Cash used for investing activities for the six-month period ended June 30, 2025, and 2024 was $1,085 and $6,398, respectively. In 2025, the Company spent $1,020 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure, as compared to $4,944 for the same period of prior year. The Company made a payment of $88 for a product acquisition.

During the six months ended June 30, 2025, financing activities provided $41,479, as compared to $63,190 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $42,169 during the six-month period ended June 30, 2025, as compared to $65,259 in the same period of the prior year. The Company did not declare and pay dividends for the first six months of 2025, as compared to paying $1,670 during the six months ended June 30, 2024. The Company received $333 for the issuance of shares under our Employee Stock Purchase Program ("ESPP") and exercise of stock options for the six months ended June 30, 2025, as compared to $430 for the same period in prior year. Lastly, in exchange for shares of common stock returned by employees, the Company paid $142 and $829 for tax withholding on stock-based compensation awards during the six months ended June 30, 2025 and 2024, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024. These are summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2025	December 31, 2024
Revolving line of credit	$189,500	$147,332
Deferred loan fees	(1,844)	(1,532)
Net long-term debt	$187,656	$145,800

As of June 30, 2025, the Company is deemed to be in compliance with its financial covenants.

At June 30, 2025, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $31,836, compared to $28,623 as of December 31, 2024.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, completed their evaluation, as of June 30, 2025, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures . Based on this evaluation, and as a result of the material weaknesses in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our principal executive officer and principal financial officer, concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Specifically, in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified the following material weaknesses associated with the control environment, control activities and risk assessment components of the COSO framework:

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

Reduced financial performance may adversely affect the Company’s ability to maintain a capital structure that is sufficient to meet working capital needs. Because the Company’s credit agreement expires in August 2026, under applicable accounting rules, if the credit agreement is not extended or replaced by the time that the Company reports its financial results for the quarter and period ending September 30, 2025, then such debt (which is currently recorded as long term debt) will need to be recorded as current debt on the Company's balance sheet. In addition, such a characterization could lead to the accounting conclusion that the Company was not able to operate as a going concern. The threat of such result could have an adverse effect upon relationships with business partners. Thus, it is in the Company's best interest to extend or replace the credit agreement as soon as possible and, at any rate, well prior to such filing date. However, despite improved financial performance in the immediately preceding quarter, in light of poor financial performance of the prior several quarters, there is no guarantee that the Company will be able to maintain capital sufficient to meet its working capital needs or that such capital will be available on terms that are as favorable as those under the current agreement. Failure to obtain capital in a timely fashion or in inadequate amounts or on unfavorable terms could have an adverse effect upon the Company’s financial performance and/or could impair the Company’s ability to carry on business as a going concern.

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

Item 2. Purchases of Equity Securities by the Issuer

Pursuant to the Third Amended Loan and Security Agreement, effective November 7, 2023, the Company is currently prevented from making stock repurchases.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1	2022 Stock Incentive Plan.*†

31.1	Certification of the Acting Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: July 31, 2025	By:	/s/ DOUGLAS A. KAYE III
Douglas A. Kaye III
Chief Executive Officer

Dated: July 31, 2025	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer