Form 10-Q
period 2025-09-30
AMERICAN VANGUARD CORP
filed 2025-11-10
CIK 5981

hi

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.10 Par Value — 28,468,140 shares as of November 4, 2025.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$119,313	$118,307	$364,426	$381,659
Cost of sales	(85,099)	(101,014)	(259,474)	(284,185)
Gross profit	34,214	17,293	104,952	97,474
Operating expenses
Selling, general and administrative	(26,747)	(26,365)	(81,998)	(86,885)
Research, product development and regulatory	(5,654)	(11,177)	(17,139)	(25,482)
Product liability claims	(7,029)	—	(7,029)	—
Transformation	(1,442)	(8,139)	(5,254)	(16,636)
Assets impairment	(93)	—	(227)	—
Gain from sale of asset	246	—	246	—
Operating loss	(6,505)	(28,388)	(6,449)	(31,529)
Change in fair value of equity investment	(511)	—	(511)	513
Interest expense, net	(4,920)	(4,378)	(13,135)	(11,988)
Loss before provision for income taxes	(11,936)	(32,766)	(20,095)	(43,004)
Income tax (expense) benefit	(422)	7,024	(1,574)	7,093
Net loss	$(12,358)	$(25,742)	$(21,669)	$(35,911)
Net loss per common share—basic	$(0.43)	$(0.91)	$(0.76)	$(1.28)
Net loss per common share—assuming dilution	$(0.43)	$(0.91)	$(0.76)	$(1.28)
Weighted average shares outstanding—basic	28,511	28,173	28,377	28,015
Weighted average shares outstanding—assuming dilution	28,511	28,173	28,377	28,015

See notes to the unaudited Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(12,358)	$(25,742)	$(21,669)	$(35,911)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effects	1,473	(593)	7,323	(7,886)
Comprehensive loss	$(10,885)	$(26,335)	$(14,346)	$(43,797)

See notes to the unaudited Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	September 30, 2025	December 31, 2024
Current assets:
Cash	$16,795	$12,514
Receivables:
Trade, net of allowance for credit losses of $11,363 and $9,190, respectively	167,138	169,743
Other	8,009	4,699
Total receivables, net	175,147	174,442
Inventories	199,005	179,292
Prepaid expenses	10,087	7,615
Income taxes receivable	5,434	5,030
Total current assets	406,468	378,893
Property, plant and equipment, net	55,799	58,169
Operating lease right-of-use assets, net	17,749	19,735
Intangible assets, net of amortization	143,407	150,497
Goodwill	21,040	19,701
Deferred income tax assets	3,523	1,242
Other assets	7,027	8,484
Total assets	$655,013	$636,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,204	$69,159
Customer prepayments	31,234	52,675
Accrued program costs	81,909	69,449
Accrued expenses and other payables	24,271	31,989
Operating lease liabilities, current	6,185	6,136
Income taxes payable	2,364	2,942
Total current liabilities	230,167	232,350
Long-term debt	182,250	147,332
Operating lease liabilities, long term	12,154	14,339
Deferred income tax liabilities	8,997	7,989
Other liabilities	457	1,601
Total liabilities	434,025	403,611
Commitments and contingent liabilities (Note 13)
Stockholders' equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,970,687 shares at September 30, 2025 and 34,794,548 shares at December 31, 2024	3,497	3,479
Additional paid-in capital	116,885	114,679
Accumulated other comprehensive loss	(11,406)	(18,729)
Retained earnings	183,213	204,882
	292,189	304,311
Less treasury stock at cost, 5,915,182 shares at September 30, 2025 and December 31, 2024	(71,201)	(71,201)
Total stockholders’ equity	220,988	233,110
Total liabilities and stockholders’ equity	$655,013	$636,721

See notes to the unaudited Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2025

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2025	34,794,548	$3,479	$114,679	$(18,729)	$204,882	5,915,182	$(71,201)	$233,110
Stocks issued under ESPP	72,267	7	326	—	—	—	—	333
Foreign currency translation adjustment, net	—	—	—	1,825	—	—	—	1,825
Stock-based compensation	—	—	559	—	—	—	—	559
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(16,785)	(1)	(10)	—	—	—	—	(11)
Net loss	—	—	—	—	(8,462)	—	—	(8,462)
Balance, March 31, 2025	34,850,030	$3,485	$115,554	$(16,904)	$196,420	5,915,182	$(71,201)	$227,354
Foreign currency translation adjustment, net	—	—	—	4,025	—	—	—	4,025
Stock-based compensation	—	—	422	—	—	—	—	422
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(71,607)	(7)	(123)	—	—	—	—	(130)
Net loss	—	—	—	—	(849)	—	—	(849)
Balance, June 30, 2025	34,778,423	$3,478	$115,853	$(12,879)	$195,571	5,915,182	$(71,201)	$230,822
Stocks issued under ESPP	75,930	$8	$288	—	—	—	—	$296
Foreign currency translation adjustment, net	—	—	—	1,473	—	—	—	1,473
Stock-based compensation	—	—	760	—	—	—	—	760
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	116,334	11	(16)	—	—	—	—	(5)
Net loss	—	—	—	—	(12,358)	—	—	(12,358)
Balance, September 30, 2025	34,970,687	$3,497	$116,885	$(11,406)	$183,213	5,915,182	$(71,201)	$220,988

See notes to the unaudited Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2024

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	AVD Total
Balance, January 1, 2024	34,676,787	$3,467	$110,810	$(5,963)	$332,897	5,915,182	$(71,201)	$370,010
Stocks issued under ESPP	38,702	4	426	—	—	—	—	430
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(836)	—	—	(836)
Foreign currency translation adjustment, net	—	—	—	(1,564)	—	—	—	(1,564)
Stock-based compensation	—	—	2,005	—	—	—	—	2,005
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	39,145	4	(18)	—	—	—	—	(14)
Net income	—	—	—	—	1,552	—	—	1,552
Balance, March 31, 2024	34,754,634	3,475	113,223	(7,527)	333,613	5,915,182	(71,201)	371,583
Cash dividends on common stock declared ($0.030 per share)	—	—	—	—	(840)	—	—	(840)
Foreign currency translation adjustment, net	—	—	—	(5,729)	—	—	—	(5,729)
Stock-based compensation	—	—	747	—	—	—	—	747
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(99,205)	(10)	(805)	—	—	—	—	(815)
Net loss	—	—	—	—	(11,721)	—	—	(11,721)
Balance, June 30, 2024	34,655,429	$3,465	$113,165	$(13,256)	$321,052	5,915,182	$(71,201)	$353,225
Stocks issued under ESPP	54,065	6	465	—	—	—	—	471
Foreign currency translation adjustment, net	—	—	—	(593)	—	—	—	(593)
Stock-based compensation	—	—	1,135	—	—	—	—	1,135
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(183,511)	(19)	(569)	—	—	—	—	(588)
Net loss	—	—	—	—	(25,742)	—	—	(25,742)
Balance, September 30, 2024	34,525,983	$3,452	$114,196	$(13,849)	$295,310	5,915,182	$(71,201)	$327,908

See notes to the unaudited Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,669)	$(35,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment and amortization of intangible assets	14,007	16,602
Amortization of other long-term assets	16	199
Amortization and accretion of deferred loan fees and discounted liabilities	1,167	342
Gain on disposal of property, plant and equipment	(246)	—
Impairment of assets	227	—
Provision for estimated credit losses	1,944	1,278
Stock-based compensation	1,741	3,887
Change in deferred income taxes	(353)	(9,110)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	(522)	106
Change in equity investment fair value	511	(513)
Other	—	110
Unrealized foreign currency transactions (loss) gain	(704)	121
Changes in assets and liabilities associated with operations:
Decrease in net receivables	935	33,475
Increase in inventories	(16,513)	(29,429)
Increase in prepaid expenses and other assets	(965)	(4,107)
Change in income tax receivable/payable, net	(1,083)	(6,216)
Decrease in net operating lease liability	(150)	(48)
Increase in accounts payable	11,859	14,512
Decrease in customer prepayments	(21,453)	(38,375)
Increase in accrued program costs	12,285	17,721
(Decrease) increase in other payables and accrued expenses	(8,178)	13,878
Net cash used in operating activities	(27,144)	(21,478)
Cash flows from investing activities:
Capital expenditures	(2,398)	(6,106)
Proceeds from disposal of property, plant and equipment	492	66
Intangible assets	(136)	(341)
Net cash used in investing activities	(2,042)	(6,381)
Cash flows from financing activities:
Payments under line of credit agreement	(179,415)	(214,259)
Borrowings under line of credit agreement	214,334	245,737
Payment of deferred loan fees	(3,339)	—
Net receipt from the issuance of common stock under ESPP	629	901
Net payment for tax withholding on stock-based compensation awards	(147)	(1,416)
Payment of cash dividends	—	(2,510)
Net cash provided by financing activities	32,062	28,453
Net increase in cash and cash equivalents	2,876	594
Effect of exchange rate changes on cash and cash equivalents	1,405	(130)
Cash and cash equivalents at beginning of period	12,514	11,416
Cash and cash equivalents at end of period	$16,795	$11,880

See notes to the unaudited Condensed Consolidated Financial Statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, accruals, and immaterial restatements) considered necessary for a fair presentation have been included for the interim period. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326)". This update introduces a practical expedient for all entities and an accounting policy election other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. It is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements..

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

Immaterial restatements — Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2024, the Company determined that it did not appropriately account for outstanding checks in the amount of $8,371, as of September 30, 2024. Specifically, the Company included these outstanding checks in long-term debt instead of accounts payable in the condensed consolidated balance sheet as of September 30, 2024. This error resulted in misstatements of the changes in accounts payable and borrowings under line of credit agreements in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

Further, the Company netted its borrowings against its repayments in the amount of $46,071 during the nine months ended September 30, 2024. This error resulted in understatements of both borrowings and payments under the credit agreement, in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.

Therefore, the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2024 has been restated from the amounts previously reported.

The table below summarizes the effects of the restatement by financial-statement line item affected:

	Nine Months Ended September 30, 2024
	Previously Reported	Adjustments	As Restated
Increase in accounts payable	$6,141	$8,371	14,512
Net cash used in operating activities	$(29,849)	$8,371	$(21,478)
Payments under line of credit agreement	$(168,188)	$(46,071)	(214,259)
Borrowings under line of credit agreement	$208,037	$37,700	245,737
Net cash provided by financing activities	$36,824	$(8,371)	$28,453

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
U.S. crop	$43,310	$35,533	$153,511	$155,075
U.S. non-crop	19,233	22,454	54,067	59,241
Total U.S.	62,543	57,987	207,578	214,316
International	56,770	60,320	156,848	167,343
Total net sales:	$119,313	$118,307	$364,426	$381,659

Beginning January 1, 2025, the Company implemented a new organization structure, as part of its business transformation actions, and began servicing Canadian customers as part of its U.S. Crop business. The associated sales are now reported as U.S. Crop net sales. In 2024, Canadian sales were reported within international net sales and, for the three and nine months ended September 30, 2024, amounted to $351 and $4,672, respectively.

The Company sometimes receives payments from its customers in advance of goods being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and nine months ended September 30, 2025, that was included in customer prepayments at the beginning of 2025, was $445 and $52,664, respectively. All remaining customer prepayments were received in 2025 and are expected to be recognized as revenue in Q4 2025 and 2026.

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

4. Stock-Based Compensation — Under the Company’s Stock Incentive Plan, as amended and restated on June 1, 2022 (“the 2022 Stock Incentive Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended September 30, 2025 and 2024, the Company's stock-based compensation expense amounted to $760 and $1,135, respectively. During the nine months ended September 30, 2025 and 2024, the Company's stock-based compensation expense amounted to $1,740 and $3,887, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Nine Months Ended September 30, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2025	682,853	$13.77
Granted	143,346	4.67
Vested	(290,981)	15.19
Forfeited	(25,804)	21.73
Nonvested shares at September 30, 2025	509,414	$10.00

As of September 30, 2025, the total unrecognized stock-based compensation expense related to RSUs outstanding was $1,682 and is expected to be recognized over a weighted-average period of 2.3 years

Stock Options

A summary of the incentive stock option activity for the nine months ended September 30, 2025 is presented below:

	Options outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	424,511	$10.28	6.1	$—
Forfeited	(38,504)	$10.28	5.3	$—
Balance as of September 30, 2025	386,007	$10.28	5.3	$—
Options vested and exercisable as of September 30, 2025	168,588	$10.28	5.3	$—

As of September 30, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $573 and is expected to be recognized over a weighted-average period of 1.3 years.

5. Income Taxes —Income tax expense was $422 for the three months ended September 30, 2025, as compared to income tax benefit of $7,024 for the three months ended September 30, 2024. Income tax expense was $1,574 for the nine months ended September 30, 2025, as compared to an income tax benefit of $7,093 for the nine months ended September 30, 2024. The effective income tax rate was negative 3.53% for the three months ended September 30, 2025, as compared to 21.4% for the three months ended September 30, 2024. The effective income tax rate was negative 7.83% for the nine months ended September 30, 2025, as compared to 16.5%. for the nine months ended September 30, 2024. The decrease in the effective income tax rate for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year is primarily attributed to losses incurred in the U.S. for the three and nine months ended September 30, 2025 which did not result in a benefit for income tax. The U.S. entities maintain a valuation allowance against their net deferred tax assets, which was established during the fourth quarter ended December 31, 2024.

It is expected that $311 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company has accounted for the impact of the new legislation during the three months ended September 30, 2025 and the impact is not material on the results of operations.

6. Earnings Per Share — The components of basic and diluted net (loss) income per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(12,358)	$(25,742)	$(21,669)	$(35,911)
Denominator: (in thousands)
Weighted average shares outstanding-basic and diluted	28,511	28,173	28,377	28,015

Due to net losses for the three and nine months ended September 30, 2025 and 2024, stock options and other grants were excluded from the computation of diluted net loss per share.

7. Comprehensive Loss — Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three- and nine month periods ended September 30, 2025 and 2024, total comprehensive loss consisted of net income loss and foreign currency translation adjustments.

8. Inventories —Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	September 30, 2025	December 31, 2024
Finished products	$172,699	$154,628
Raw materials	26,306	24,664
Total inventories	$199,005	$179,292

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.

9. Property, Plant and Equipment — Property, plant and equipment at September 30, 2025 and December 31, 2024 consists of the following:

	September 30, 2025	December 31, 2024
Land	$2,760	$2,755
Buildings and improvements	20,638	21,124
Machinery and equipment	148,907	146,662
Office furniture, fixtures and equipment	5,165	5,201
Automotive equipment	975	1,039
Construction in progress	2,235	2,299
Total gross value	180,680	179,080
Less accumulated depreciation	(124,881)	(120,911)
Total net value	$55,799	$58,169

The Company recognized depreciation expense related to property and equipment of $1,622 and $2,290 for the three-month periods ended September 30, 2025 and 2024, respectively, and $4,960 and $6,655 for the nine months ended September 30, 2025 and 2024, respectively.

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

The operating lease expense for the three months ended September 30, 2025 and 2024, was $1,895 and $1,972, respectively, and $5,584 and $5,863 for the nine months ended September 30, 2025 and 2024, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$1,945	$1,956	$5,733	$5,909
ROU assets obtained in exchange for new liabilities	$1,040	$541	$3,049	$4,211

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2025 were as follows:

Weighted-average remaining lease term (in years)	4.06
Weighted-average discount rate	5.11%

Future minimum lease payments under non-cancellable operating leases as of September 30, 2025 were as follows:

2025 (excluding the nine months ended September 30, 2025)	$1,895
2026	6,159
2027	4,257
2028	2,957
2029	2,094
Thereafter	2,897
Total lease payments	20,259
Less: imputed interest	(1,920)
Total	$18,339

Amounts recognized in the condensed consolidated balance sheets at September 30, 2025:

Operating lease liabilities, current	$6,185
Operating lease liabilities, long-term	$12,154

11. Goodwill and Intangibles — The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2025 and December 31, 2024. Product rights, patents, and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the consolidated statements of operations.

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$262,572	$145,461	$117,111	$260,928	$138,090	$122,838
Trademarks	38,760	15,443	23,317	38,475	14,375	24,100
Customer lists	12,456	9,477	2,979	11,874	8,315	3,559
Total intangibles assets	$313,788	$170,381	$143,407	$311,277	$160,780	$150,497

Domestic intangible assets	173,881	106,896	66,985	172,755	102,347	70,408
International intangible assets	139,907	63,485	76,422	138,522	58,433	80,089
Total intangibles assets - domestic and international	$313,788	$170,381	$143,407	$311,277	$160,780	$150,497

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2025	$3,060
2026	12,195
2027	12,195
2028	11,281
2029	10,876
Thereafter	93,800
$143,407

Amortization expense was $2,932 and $3,459 during the three months ended September 30, 2025 and 2024, respectively, and $9,047 and $10,018 during the nine months ended September 30, 2025 and 2024, respectively.

The following schedule represents goodwill activity for the nine months ended September 30, 2025:

Amount

Goodwill at January 1, 2025	$19,701
Impact of movement in exchange rates	590
Goodwill at March 31, 2025	20,291
Impact of movement in exchange rates	514
Goodwill at June 30, 2025	$20,805
Impact of movement in exchange rates	235
Goodwill at September 30, 2025	$21,040

12. Debt — The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024. The Company has no short-term debt as of September 30, 2025 and December 31, 2024. The debt is summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2025	December 31, 2024
Revolving line of credit	$182,250	$147,332
Deferred loan fees	(3,705)	(1,532)
Total indebtedness, net of deferred loan fees	$178,545	$145,800

The short-term portion of deferred loan fees is included in prepaid expenses on the condensed consolidated balance sheets and amounted to $2,971 and $776 as of September 30, 2025 and December 31, 2024, respectively. The long-term portion of deferred loan fees is included in other assets on the condensed consolidated balance sheets and amounted to $733 and $756 as of September 30, 2025 and December 31, 2024, respectively.

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

In its original form, the Credit Agreement featured two financial covenants: a Maximum Total Leverage Ratio, under which the Company’s borrowing capacity varies with its financial performance, measured in terms of Consolidated EBITDA as defined in the Credit Agreement, for the trailing twelve-month period; and a Fixed Charge Coverage Ratio. Under the Credit Agreement, revolving loans bear interest at a variable rate based, at borrower’s election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z), the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans are payable on the last day of each interest period (either one-, three- or nine- months, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date.

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

On August 18, 2025, AMVAC, as borrower, and affiliates (including Registrant), as guarantors and/or borrowers, entered into Amendment Number Twelve (the “Amendment”) to the Credit Agreement. The Amendment extends the maturity date of the Credit Agreement from August 5, 2026, to December 31, 2026, and amends the borrowing capacity under the revolving credit facility to $245,000,000 through November 29, 2025, then $225,000,000 until December 30, 2025, then $200,000,000 until March 31, 2026 and then $180,000,000 through December 31, 2026. The Amendment also included additional changes to the Credit Agreement, including: (i) amending the applicable margins for the applicable interest rates and unused line fee and letter of credit fee; (ii) adding a year-to-date Consolidated EBIDTA requirement of $4,500,000 as of June 30, 2025, $9,500,00 as of September 30, 2025 and $35,000,000 as of December 31, 2025 and a TTM Consolidated EBITDA requirement of not less than $37,500,000 as of March 31, 2026; (iii) requiring the Company to make prepayments on the loans once the Company’s cash balance exceeds a threshold; and (iv) suspending the Total Leverage Ratio covenant until June 30, 2026 and then applying a fiscal quarter end ratio of 4.00:1.00.

The interest rate on September 30, 2025, was 8.01%. Interest was $4,912 and $4,435 for the three months ended September 30, 2025 and 2024, respectively, and $13,141 and $12,296 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company is deemed to be in compliance with its financial covenants. Furthermore, according to the terms of the Credit Agreement, as amended, and based on the Total Revolver Commitment and the Liquidity requirement as of September 30, 2025 listed above, the Company had the capacity to increase its borrowings by up to $46,862 as of September 30, 2025.

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

Customer Claims re: Ornamental Insecticide. In the second and third quarters of 2025, the Company received customer complaints alleging injury to ornamental plants from the application of up to four lots of granular insecticide sold by Company subsidiary OHP Inc. for use on potted plants and hanging baskets. The third-party formulator of the tainted product has admitted that the lots in question, or a subset thereof, contained herbicide residues from a contaminated production line at that formulator’s facility. After having issued a stop sale and stop use notice for the subject lots to the distribution channel, the Company recalled potentially tainted production lots, set up a customer claims reporting system and over the course of the past three months has been aggregating and validating customer claims (for value of goods, damage to plants, and lost profits, among other things). Both the Company and the third-party formulator have notified their insurance carriers of the claims. The Company strongly believes that it is entitled to recover from the third-party formulator and/or its insurers the entire amount of damages being claimed by customers on the basis of both contract and tort law. At this stage, based upon the documentation supporting claims that have been processed to date, the Company believes that a loss is probable and can be reasonably estimated to be $6,759. Further, at this time the Company has not yet been able to satisfactorily conclude on the amount likely to be received from either potentially responsive insurance carriers or the formulator with a sufficient level of certainty. Accordingly, the Company has concluded that the loss is probable and estimable and set a reserve in the amount of the full estimated liability based on claims so far received. In addition, the Company has provided customers with credits related to the affected goods and has incurred expenses recovering those goods from the field and in the disposal of the same. Finally, the Company has engaged third parties to assist in managing the claims processing and for legal advice in handling the claims with customers and the counterparty. The actual amount of the Company’s exposure will depend upon many factors, including the extent to which the third-party formulator and/or its insurance carriers reimburses damages claims, the extent to which such claims count toward the deductible in the Company’s insurance coverages, and the amount, if any, that the Company’s insurance carriers may cover beyond the applicable deductible. The costs related to the customer claims in the amount of approximately $6,759 and $270 for managing the claims processing are included in product liability claims on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

14. Cash Dividends on Common Stock —The Company had declared and paid the following cash dividends in the prior periods as follows:

Declaration Date	Record Date	Distribution Date	Dividend Per Share	Total Paid
June 10, 2024	June 26, 2024	July 10, 2024	$0.030	$840
March 11, 2024	March 27, 2024	April 10, 2024	$0.030	$836
December 15, 2023	December 29, 2023	January 12, 2024	$0.030	$834

Pursuant to the Amended Loan and Security Agreement, the Company is currently prevented from paying cash dividends to shareholders. The Company has not declared or paid any dividends during the nine months ended September 30, 2025.

15. Accumulated Other Comprehensive Loss —The following table lists the beginning balance, quarterly activity and ending balance of accumulated other comprehensive loss, which consists of foreign currency translation adjustments:

Total
Balance, January 1, 2025	$(18,729)
Foreign currency translation adjustment, net of tax effects of ($4)	1,825
Balance, March 31, 2025	(16,904)
Foreign currency translation adjustment, net of tax effects of ($30)	4,025
Balance, June 30, 2025	(12,879)
Foreign currency translation adjustment, net of tax effects of ($13)	1,473
Balance, September 30, 2025	$(11,406)

Balance, January 1, 2024	$(5,963)
Foreign currency translation adjustment, net of tax effects of ($205)	(1,564)
Balance, March 31, 2024	(7,527)
Foreign currency translation adjustment, net of tax effects of ($79)	(5,729)
Balance, June 30, 2024	(13,256)
Foreign currency translation adjustment, net of tax effects of $159	(593)
Balance, September 30, 2024	$(13,849)

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other payables, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s borrowings, which are considered Level 2 liabilities, approximates fair value as they bear interest at a variable rate at current market rates.

17. Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,023	$11,833
Income taxes, net of refunds	$3,164	$8,150

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2025	2024	2025	2024
Net sales	$119,313	$118,307	$364,426	$381,659
Cost of sales
Material and other costs	(74,069)	(86,823)	(229,335)	(250,908)
Warehousing, handling, and outbound freight	(11,030)	(14,191)	(30,139)	(33,277)
Total cost of sales	(85,099)	(101,014)	(259,474)	(284,185)
Gross profit	34,214	17,293	104,952	97,474
Operating expenses
Selling, general and administrative	(26,747)	(26,365)	(81,998)	(86,885)
Research, product development and regulatory	(5,654)	(11,177)	(17,139)	(25,482)
Product liability claims	(7,029)	—	(7,029)	—
Transformation	(1,442)	(8,139)	(5,254)	(16,636)
Assets impairments	(93)	—	(227)	—
Gain from sale of asset	246	—	246	—
Operating loss	(6,505)	(28,388)	(6,449)	(31,529)
Change in fair value of an equity investment	(511)	—	(511)	513
Interest expense, net	(4,920)	(4,378)	(13,135)	(11,988)
Loss before provision for income taxes	(11,936)	(32,766)	(20,095)	(43,004)
Income tax (expense) benefit	(422)	7,024	(1,574)	7,093
Net loss	$(12,358)	$(25,742)	$(21,669)	$(35,911)

Asset categories provided to the CODM are consistent with those reported on the consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources given that interest rate and inflation affect the debt market; the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting; exposure relating to claims or potential claims relating to product liability; and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Security and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part II, Item 1A of this Form 10-Q under the heading "Risk Factors," in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

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

Three Months Ended September 30, 2025 and 2024:

Overview of the Company’s Performance

The agricultural economy is caught in the middle of countervailing influences. On the one hand, a strong harvest (adding to already elevated inventories of soybeans), lower commodity prices, trade tension, the government shutdown and a weak labor environment are creating an uncertain near-term outlook for the sector. On the other hand, lower channel inventories for the Company’s products, the likelihood of decreasing interest rates, and the possibility of additional government support for growers, provide bases for optimism in the medium-term.

Against this backdrop, overall sales for the third quarter of 2025 increased by 1% compared to the third quarter of 2024. From a regional perspective, our domestic sales increased by 8%, while our international sales decreased by 6%. Demand for our soil fumigant products were impacted by a slow potato market and were down 31%. We expect some of those sales to come through in the final quarter of 2025 or possibly into the first quarter of 2026. Within our Specialty/non-crop business, our OHP business, that sells to ornamental and greenhouse markets, was down 36% in part as a result of the product liability claims and is expected to rebound in the final quarter. Our herbicide business was an area of strength and increased by 82% (driven by both crop and Specialty/non-crop products). The balance of our portfolio saw positive and negative movements that broadly offset, as compared to the same period in the prior year.

Efforts by management to transform the business into a more efficient operation led to lower cost of goods sold, which were down 15%, as compared to the same quarter of 2024. In 2024, the Company recorded expenses associated with the Dacthal recall in the amount of $16,191 that did not recur in 2025. This, coupled with lower transportation costs and improved factory performance, led to an improvement in average gross margins to 28% of net sales, up from 15% in the same period of 2024.

Operating expenses declined by 11%, as the Company continued to manage expenses closely. Our performance included the anticipated strong reduction in transformation costs that was offset by the charge pertaining to product liability claims. Operating expenses as a percent of net sales decreased to 34% for the quarter, down from 39% in the comparable period of 2024. Operating loss decreased to $6,505 for the third quarter of 2025, as compared to a loss of $28,388 for the same period of 2024.

Interest expense slightly increased, as compared to the same quarter of the prior year, yielding a net loss before taxes of $11,936, as compared to a net loss of $32,766 in the third quarter of 2024.

The Company recorded an income tax expense of $422, as compared to an income tax benefit of $7,024 in the same period of last year.

These factors yielded a net loss of $12,358, or $(0.43) per share, as compared to a net loss of $25,742, or $(0.91) per share, in the prior year quarter.

RESULTS OF OPERATIONS

	2025	2024	Change	% Change
Net sales:
U.S. crop	$43,310	$35,533	$7,777	22%
U.S. non-crop	19,233	22,454	(3,221)	-14%
Total U.S.	62,543	57,987	4,556	8%
International	56,770	60,320	(3,550)	-6%
Total net sales	$119,313	$118,307	$1,006	1%
Total cost of sales	(85,099)	(101,014)	15,915	-16%
Total gross profit	$34,214	$17,293	$16,921	98%
Total gross margin	29%	15%

Beginning January 1, 2025, the Company implemented a new organization structure, as part of its business transformation actions, and began servicing Canadian customers as part of its U.S. Crop business. The associated sales are now reported as U.S. Crop net sales. In 2024, Canadian sales were reported within international net sales and, for the three months ended September 30, 2024, amounted to $351.

Our domestic crop business recorded net sales during the third quarter of 2025 that were 22% higher than those of the third quarter of 2024 ($43,310, as compared to $35,533). During the three months ended September 30, 2024, the Company voluntarily recalled the Dacthal product line and recorded sales credits in the amount of $11,783 as a consequence. There was no similar material adjustment to sales in 2025. During the three months ended September 30, 2025, the Company saw reduced sales of our soil fumigant products arising from weakness in the potato market. Offsetting that sales shortfall, the Company had strong sales in the cotton market on higher acres, and strong sales of our at plant granular soil insecticide (Aztec) and post emergent herbicides, (Impact), driven by planned corn acres for the 2025-2026 growing season.

Our domestic non-crop business posted a 14% decrease in net sales in the third quarter of 2025, as compared to the same period in the prior year ($19,233 in 2025 v. $22,454 in 2024). The decline was sales of our mosquito adulticide which occurred earlier in 2025, as compared to timing in the prior year. Going forward, the company will be renaming the U.S. non-crop business as the “Specialty” business in future periods. This business has proven to be resilient in many economic environments and is backed by a portfolio of patents, allowing it to develop novel technologies for a wide range of applications.

Net sales of our international businesses were 6% lower ($56,770 in 2025, as compared to $60,320 in 2024). Sales were negatively impacted by ongoing droughts in Mexico and Australia, a strategic change in Brazil to drop lower margin third-party distributions sales and focus on higher margin proprietary product resulting in lower sales but flat to slightly higher profitability, and some shipments in the Middle East having occurred earlier in the year than normal. Other regions of the world remain relatively stable.

On a consolidated basis, gross profit for the third quarter of 2025 increased by 98% ($34,214 in 2025, as compared to $17,293 in 2024). The prior year was impacted by one-time adjustments related to the Company’s voluntary recall of Dacthal from the market that did not recur in 2025. The overall gross margin percentage ended at 28% in the second quarter of 2025, as compared to 15% in the second quarter of the prior year.

Operating expenses decreased by $4,962 to $40,719 for the three-month period ended September 30, 2025, as compared to the same period in 2024. The changes in operating expenses by department are as follows:

	2025	2024	Change	% Change
Selling	$11,142	$12,741	$(1,599)	-13%
General and administrative
Other	12,540	10,945	1,595	15%
Amortization	3,065	3,459	(394)	-11%
Legal reserves	—	(780)	780	-100%
Research, product development and regulatory	5,654	11,177	(5,523)	-49%
Product liability claims	7,029	—	7,029	100%
Transformation	1,442	8,139	(6,697)	-82%
Assets impairment	93	—	93	100%
Gain on sale of asset	(246)	—	(246)	-100%
Subtotal	$40,719	$45,681	$(4,962)	-11%

•
Selling expenses decreased by $1,599 for the three months ended September 30, 2025, as compared with the same period of the prior year. This was mainly associated with improved cost controls across all aspects of our global commercial teams including tight controls on advertising and promotions and other short term controllable costs.
•
Other general and administrative expenses increased by 15%, primarily associated with incentive compensation as a result of improved financial performance, offset by reduced headcount costs.
•
Amortization declined slightly during the three months ended September 30, 2025, as compared to the same period of the prior year, as the result of assets that were fully impaired at the end of 2024.
•
In the three months ended September 30, 2024, the Company had reached an arbitrated settlement and reversed a portion of an accrual that had been recorded in the previous quarter. There was no similar legal matter in 2025.
•
Research, product development costs and regulatory expenses decreased by $5,523 for the three months ended September 30, 2025, as compared to the same period of 2024. This is the result of improved resource management and cost controls focused on regulatory and product development studies, and by the decision to stop investing in the SIMPAS delivery system.
•
In the three months ended September 30, 2025, the Company recorded a charge of $7,029 related to product liability claims associated with our Specialty or non-crop business. There was no similar matter in the prior year.
•
Transformation costs related to the Company’s digital and structural transformation project reduced dramatically, as expected and ended at $1,442, as compared to $8,139 in the same period of the prior year. The Company expects that these costs will continue at lower levels than recorded last year.

Operating expenses amounted to $40,719, or 34.1% of net sales, during the three months ended September 30, 2025 as compared to $45,618, or 38.6% of net sales, during the same period of the prior year. Excluding the expenses associated with Transformation and product liability claims, operating expenses would have ended at $32,245 or 27.0% of net sales. In comparison, operating expenses for the same period of the prior year would have been $38,322 or 32.4% of net sales. The quarter-over-quarter change was driven by tight cost controls and the reduction in activities associated with the development of the packaging technologies.

Interest costs net of capitalized interest were $4,920 and $4,378 during the three-month period ended September 30, 2025 and 2024, respectively. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$209,575	$4,315	8.2%	$209,840	$4,275	8.1%
Amortization of deferred loan fees	—	597	—	—	160	—
Other interest (income) expense	—	24	—	—	38	—
Subtotal	209,575	4,936	9.4%	209,840	4,473	8.5%
Capitalized interest	—	(16)	—	—	(95)	—
Total	$209,575	$4,920	9.4%	$209,840	$4,378	8.3%

The Company’s average overall debt for the three-month period ended September 30, 2025 was $209,575, which was essentially flat in comparison to the prior year. Our borrowings were impacted by two countervailing dynamics. On the one hand, borrowing was increased by the transformation costs since this time last year. On the other hand, our control of working capital has improved and resulted in fully offsetting the increases. As can be seen from the table, the effective bank interest rate on our revolving line of credit was 8.2% and 8.1% for the three-month periods ended September 30, 2025 and 2024, respectively.

Income tax expense was $422 for the three months ended September 30, 2025, as compared to an income tax benefit of $7,024 for the three months ended September 30, 2024. During the fourth quarter ended December 31, 2024, the Company established a valuation allowance against the U.S. entities net deferred tax assets. The company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three months ended September 30, 2025. During the three months ended September 30, 2025, several of the Company's international business outside of Brazil were profitable resulting in an income tax expense.

We generated losses before provision for income taxes of $11,937 and $32,766 for the three months ended September 30, 2025 and 2024, respectively. Our net loss, after income taxes, for the three months ended September 30, 2025, was $12,358 or ($0.43) per basic and diluted share, as compared to $25,742 or ($0.91) per basic and diluted share in the same quarter of 2024.

Nine Months Ended September 30, 2025 and 2024:

Overview of the Company’s Performance

Distributor destocking continued to suppress demand in the first nine months of 2025. While this trend has softened over the course of the calendar year, customers preferred to draw down from on-hand inventory in every month of 2025, rather than building inventory in advance of seasonal need. Some optimism emerged with the passing of legislation that is expected to help growers, but the majority of these tax incentives and subsidies will not be distributed until 2026, thus limiting the positive impact during the reporting period. Corn prices remained at a fairly low level during this period, but inventories are reasonably constrained and any uptick in demand or weather-related event could drive pricing higher. Soybean inventories continue to accumulate with the disappearance of the Chinese market as an effect of the tariffs.

On a consolidated basis, overall net sales decreased by 5% ($364,426 in 2025, as compared to $381,659 in 2024) largely driven by continued channel destocking, with domestic sales down 3% and international sales down 6%, as compared to the same period of last year. Cost of goods sold decreased by 9% on an absolute basis due to management efforts to streamline operations. Gross profit improved by 7%, as compared to the same period of 2024 ($104,952, as compared to $97,474), and the gross margin percentage improved to 29% from 26% in the first three quarters of 2024.

During this nine-month period, operating expenses declined by 14%, as compared to the same period of 2024, and operating expenses as a percent of sales decreased to 31%, as compared to 34% for the same period in the prior year. During 2025 the Company recorded a material charge related to product liability claims related to our Specialty or non-crop business. On the other hand, transformation costs and research, product development and regulatory expenses dropped significantly during the period.

Overall, the business recorded an operating loss of $6,449 for the first nine months of the year, as compared to an operating loss of $31,529 during the first nine months of 2024.

The Company recorded a loss on an equity investment of $511 and interest expense of $13,135 during the nine months ended September 30, 2025, as compared to a gain of $513 on the equity investment and interest expense of $11,988 for the same period of 2024.

The Company incurred an income tax expense of $1,574 during the nine-month period, as compared to an income tax benefit of $7,093 during the nine months ended September 30, 2024, yielding a net loss for the period of $21,669, as compared to a net loss of $35,911 for the same period of the prior year, and a loss per share of ($0.76), as compared to ($1.28), as compared to the first nine months of last year.

RESULTS OF OPERATIONS

	2025	2024	Change	% Change
Net sales:
U.S. crop	$153,511	$155,075	$(1,564)	-1%
U.S. non-crop	54,067	59,241	(5,174)	-9%
Total U.S.	207,578	214,316	(6,738)	-3%
International	156,848	167,343	(10,495)	-6%
Total net sales	$364,426	$381,659	$(17,233)	-5%
Total cost of sales	$(259,474)	$(284,185)	$24,711	-9%
Total gross profit	$104,952	$97,474	$7,478	8%
Total gross margin	29%	26%

Beginning January 1, 2025, the Company implemented a new organization structure, as part of its business transformation actions, and began servicing Canadian customers as part of its U.S. Crop business. The associated sales are now reported as U.S. Crop net sales. In 2024, Canadian sales were reported within international net sales and, for the nine months ended September 30, 2024, amounted to $4,672.

Our domestic crop business recorded net sales that were 1% lower than those of the first nine months of 2025 ($153,511 as compared to $155,075 in 2024). During the nine months ended September 30, 2024, the Company voluntarily recalled the Dacthal product line and recorded sales credits in the amount of $11,783, as a consequence. That did not recur in 2025. During the nine months ended September 30, 2025, the decline in net sales was due primarily to two factors; first, soil fumigant sales decreased in the face of a soft market conditions for potato crops. Second, the Company’s herbicide sales were lower than the prior year period due to the loss of Dacthal from our portfolio.

Our domestic non-crop business recorded a 9% decrease in net sales for the first nine months of the year (to $54,067 from $59,241). As noted previously, the company intends to change the name of this business to Specialty. The decrease in sales was due primarily to lower sales of our pest strip products which was largely timing related. In addition, we saw reduced sales of our pharmaceutical products as a result of some generic pricing pressure.

Net sales of our international businesses were down 6% as compared to the first nine months of 2025 ($156,848 versus $167,343 in 2024). On going droughts in Australia and Mexico were significant contributors to the weakness in the first nine months of 2025, as compared to the year ago period. The company’s decision to focus on margins, instead of revenue in Brazil also contributed to lower sales during the period.

On a consolidated basis, gross profit for the first nine months of 2025 increased to $104,952, as compared to $97,474 last year. Gross margin performance increased to 29% as compared to 26% during the first nine months of 2024.

Operating expenses decreased by $17,602 to $111,401 for the nine-month period ended September 30, 2025, as compared to the same period in 2024. The changes in operating expenses by department are as follows:

	2025	2024	Change	% Change
Selling	$33,498	$39,022	$(5,524)	-14%
General and administrative:
Other	39,320	36,660	2,660	7%
Amortization	9,180	10,018	(838)	-8%
Legal reserves	—	1,185	(1,185)	-100%
Research, product development and regulatory	17,139	25,482	(8,343)	-33%
Product liability claims	7,029	—	7,029	100%
Transformation	5,254	16,636	(11,382)	-68%
Assets impairment	227	—	227	100%
Gain on sale of asset	(246)	—	(246)	-100%
	$111,401	$129,003	$(17,602)	-14%

•
Selling expenses decreased by $5,524 to end at $33,498 for the nine-month period ended September 30, 2025, as compared to the same period of 2024. The main drivers were reduced global headcount following our organizational redesign and tighter control of marketing and other third-party services.
•
Other general and administrative expenses increased by $2,660 to end at $39,320 for the nine-month period ended September 30, 2025, as compared to the same period of 2024. The main driver was primarily associated with incentive compensation as a result of improved financial performance, offset by reduced headcount costs.
•
Amortization declined during the nine months ended September 30, 2025, as compared to the same period of the prior year, as the result of assets that were fully impaired at the end of 2024.
•
In the nine months ended September 30, 2024, the Company recorded a legal contingency related to certain labor and employment matters. There was no such matter in 2025.
•
Research, product development costs and regulatory expenses decreased by $8,343 to end at $17,139 for the nine-month period ended September 30, 2025, as compared to the same period of 2024. The cost reduction was primarily driven by lower spending associated with the decision to stop our investment in the SIMPAS delivery system.
•
In the nine months ended September 30, 2025, the Company recorded a charge of $7,029 related to product liability claims associated with our Specialty or non-crop business. There was no similar matter in the prior year.
•
Transformation costs related to the Company’s digital and structural transformation project amounted to $5,254 for the first nine months of 2025, as compared to $16,636 for the prior year. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements. The Company expects significantly lower such costs over the balance of 2025.

Operating expenses amounted to $111,401, or 30.6% of net sales, during the nine months ended September 30, 2025 as compared to $129,003, or 33.8% of net sales, during the same period of the prior year. Excluding the expenses associated with Transformation and product liability claims, operating expenses would have ended at $99,118 or 27.2% of net sales. In comparison, operating expenses for the same period of the prior year would have been $111,182 or 29.1% of net sales. The period-over-period change was driven by the impact of the implementation of a new organization structure at the end of 2024 that primarily focused on our global commercial team, by tight controls over costs such as travel, advertising and promotions and in activities associated with the development of the packaging technologies.

Interest costs net of capitalized interest were $13,135 in the first nine-month period of 2025, as compared to $11,988 in the same period of 2024. Interest costs are summarized in the following table:

Average Indebtedness and Interest expense

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Revolving line of credit (average)	$197,097	$11,974	8.1%	$200,187	$11,954	8.0%
Amortization of deferred loan fees	—	1,167	—	—	342	—
Other interest expense	—	39	—	—	43	—
Subtotal	197,097	13,180	8.9%	200,187	12,339	8.2%
Capitalized interest	—	(45)	—	—	(351)	—
Total	$197,097	$13,135	8.9%	$200,187	$11,988	8.0%

The Company’s average overall debt for the nine-month period ended September 30, 2025, was $197,097, as compared to $200,187 for the same period of the prior year. Our borrowings decreased as a result of working capital controls particularly related to inventory management. As can be seen from the table above, our effective bank interest rate on our revolving line of credit was 8.1% for the nine months ended September 30, 2025, as compared to 8.0% in 2024.

Income tax expense was $1,574 for the nine months ended September 30, 2025, as compared to an income tax benefit of $7,093 for the nine months ended September 30, 2024. During the fourth quarter ended December 31, 2024, the Company established a valuation allowance against the U.S. entities net deferred tax assets. The company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, several of the Company's international business outside of Brazil were profitable resulting in an income tax expense.

We incurred a loss before provision before income taxes of $20,095 for the nine months ended September 30, 2025, as compared to a loss before taxes of $43,004 for the nine months ended September 30, 2024. Our net loss, after income taxes, for the nine-month period ended September 30, 2025 was $21,669 or ($0.76) per basic and diluted share, as compared to $35,911 or ($1.28) per basic and per diluted share in the same period of 2024.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating activities utilized net cash of $27,144 during the nine-month period ended September 30, 2025, as compared to $21,478 during the nine months ended September 30, 2024. Included in the $27,144 are net loss of $21,669, plus non-cash depreciation, amortization of intangibles and other assets and discounted future liabilities, in the amount of $15,190, and provision for bad debts in the amount of $1,944, change in deferred income taxes of $353 and changes in liabilities for uncertain tax positions or unrecognized tax benefits of $522. Also included are stock-based compensation of $1,741, gain on disposal of property, plant and equipment of $246, asset impairment of $227, and net foreign currency adjustments of $704.

During the nine-month period of 2025, the Company increased net working capital by $29,758, as compared to a decrease of $1,725 during the same period of the prior year. The year-over-year change is mainly driven by the Dacthal matter. In the third quarter of 2024, the Company accrued liabilities related to the Company’s decision to voluntarily withdraw Dacthal product from the global market. Recording this liability reduced the Company’s net working capital in 2024. Much of those accruals remained on the condensed consolidated balance sheet at the end of 2024 and were then paid out during 2025. During the first nine months of 2025; inventories increased by $16,513, as compared to $29,429 for the same period of 2024. While increases in inventories are normal for the Company’s annual cycle, the Company has seen distinct changes in buying patterns across its global markets as customers are pushing back purchase close to time of use as they manage working capital and interest expense. In response, the Company has focused on managing inventory levels down including reducing manufacturing output.

Customer prepayments decreased by $21,453, as compared to $38,375 in the same period of 2024, driven by customer decisions regarding the amount of prepayments they made during the final quarter of 2024 and during the third quarter of 2025. The utilization of prepayments is impacted by customer decisions regarding timing and specifics of purchase orders, product mix and payment terms on those orders received from those customers during the first two quarters. Our accounts payable balances increased by $11,859, as compared to $14,512 in the same period of 2024, reflecting both the timing and terms of the related purchase orders. Accounts receivables decreased by $935, as compared to $33,475 in the same period of 2024. Prepaid expenses increased by $754, as compared to $4,107 in the same period of 2024. Income tax receivable changed by $1,083 as compared to $6,216 in the prior year. Accrued programs increased by $12,285, as compared to $17,721 in the prior year, driven by changes in mix of sales (products attract different program arrangements) and lower sales in our US Crop business (which is the main driver from programs). Finally, other payables and accrued expenses decreased by $8,178, as compared to an increase of $13,878 in the prior year. The prior year was driven by Dacthal related liabilities which were subsequently paid out predominantly in the final quarter of 2024 and the first quarter of 2025.

Accrued program costs are recorded in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first nine months of 2025, the Company made accruals for programs in the amount of $52,852 and payments in the amount of $40,567, resulting in a net increase in accrued program costs of $12,285. During the first nine months of the prior year, the Company made accruals in the amount of $54,455 and made payments in the amount of $32,469, resulting in a net increase of accrued program costs of $29,779.

Cash used for investing activities for the nine-month period ended September 30, 2025, and 2024 was $2,042 and $6,381, respectively. In 2025, the Company spent $2,398 on purchases of fixed assets primarily focused on continuing to invest in manufacturing infrastructure, as compared to $6,106 for the same period of prior year.

During the nine months ended September 30, 2025, financing activities provided $32,659, as compared to $28,453 during the same period of the prior year. Net borrowings under the Credit Agreement amounted to $34,919 during the nine-month period ended September 30, 2025, as compared to $31,478 in the same period of the prior year. The Company paid $3,339 in deferred loan fees for the nine months of 2025. The Company did not declare and pay dividends for the first nine months of 2025, as compared to paying $2,510 during the nine months ended September 30, 2024. The Company received $629 for the issuance of shares under our Employee Stock Purchase Program ("ESPP") and exercise of stock options for the nine months ended September 30, 2025, as compared to $901 for the same period in prior year. Lastly, in exchange for shares of common stock returned by employees, the Company paid $147 and $1,416 for tax withholding on stock-based compensation awards during the nine months ended September 30, 2025 and 2024, respectively.

The Company has a revolving line of credit that is shown as long-term debt in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024. These are summarized in the following table:

Long-term indebtedness ($000's)	September 30, 2025	December 31, 2024
Revolving line of credit	$182,250	$147,332
Deferred loan fees	(3,705)	(1,532)
Net long-term debt	$178,545	$145,800

As of September 30, 2025, the Company is deemed to be in compliance with its financial covenants.

At September 30, 2025, according to the terms of the Credit Agreement, as amended, and based on our performance against the most restrictive covenant listed above, the Company had the capacity to increase its borrowings by up to $46,862, compared to $28,623 as of December 31, 2024. The term of the Credit Agreement expires on December 31, 2026 and the Company is in discussion with lenders to restructure its debt.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, completed their evaluation, as of September 30, 2025, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, and as a result of the material weaknesses in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our principal executive officer and principal financial officer, concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. Specifically, in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified the following material weaknesses associated with the control environment, control activities and risk assessment components of the COSO framework:

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

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on May 29, 2025. The following disclosure amends and supplements those risk factors and, except to the extent stated below, there are no material changes to the risk factors so stated.

Reduced financial performance may adversely affect the Company’s ability to maintain a capital structure that is sufficient to meet working capital needs. Because the Company’s credit agreement expires in December 2026, under applicable accounting rules, if the credit agreement is not extended or replaced by the time that the Company reports its financial results for the quarter and period ending December 31, 2025, then such debt (which is currently recorded as long term debt) will need to be recorded as current debt on the Company's balance sheet. In addition, such a characterization could lead to the accounting conclusion that the Company was not able to operate as a going concern. The threat of such result could have an adverse effect upon relationships with business partners. Thus, it is in the Company's best interest to extend or replace the credit agreement as soon as possible and, at any rate, well prior to such filing date. However, despite improved financial performance in the immediately preceding quarter, in light of poor financial performance of the prior several quarters, there is no guarantee that the Company will be able to maintain capital sufficient to meet its working capital needs or that such capital will be available on terms that are as favorable as those under the current agreement. Failure to obtain capital in a timely fashion or in inadequate amounts or on unfavorable terms could have a material adverse effect upon the Company’s financial performance and/or could impair the Company’s ability to carry on business as a going concern.

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

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

* Filed herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 10, 2025	By:	/s/ DOUGLAS A. KAYE III
Douglas A. Kaye III
Chief Executive Officer

Dated: November 10, 2025	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer & Principal Accounting Officer