Form 10-K
period 2025-12-31
AMERICAN VANGUARD CORP
filed 2026-03-16
CIK 5981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates is $111.1 million. This figure is estimated as of June 30, 2025 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $3.92 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of shares of $0.10 par value Common Stock outstanding as of June 30, 2025, was 28,863,241. The number of shares of $.10 par value Common Stock outstanding as of February 20, 2026 was 28,539,562.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AMERICAN VANGUARD CORPORATION

ANNUAL REPORT ON FORM 10-K

December 31, 2025

AMERICAN VANGUARD CORPORATION

(Dollars in thousands, except per share data)

PART I

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to American Vanguard Corporation and its consolidated subsidiaries (“AVD”).

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire report. Such factors include, but are not limited to: changes in environmental, governmental, or other regulations; U.S. Environmental Protection Agency (“USEPA”) preliminary findings and related public statements and registration review and petitions; product and environmental liability; pesticide and per- and polyfluoroalkyl substances (“PFAS”) legislation, lawsuits, and challenges; the Company’s dependence on suppliers; global supply chain; tariffs; tax laws, treaties, or similar regulations; artificial intelligence (“AI”); global economy fluctuations and volatility; weather conditions; the Company’s new debt structure; the Company’s ability to borrow under our credit facility; customer prepayments; impairments; cybersecurity events; capacity and supply utilization, including any constraints or difficulties; inflation trends; investment in foreign businesses; the Company’s acquisitions; generic competitors; customer base; product demand and market acceptance risks; the effect of economic conditions; weather conditions; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources given that interest rate and inflation affect the debt market; the impact of, and our ability to, remediate the identified material weaknesses in our internal controls over financial reporting; the ability to implement business improvement initiatives successfully and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

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

Solely for convenience, certain trademark and service marks referred to in this Annual Report on Form 10-K appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and service marks. This Annual Report on Form 10-K may also contain additional trademarks or service marks of other companies, which are the property of their respective owners.

References to our website throughout this Annual Report on Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1 BUSINESS

American Vanguard Corporation (“AVD”) was incorporated under the laws of the State of Delaware in January 1969 and operates as a holding company. The Company conducts its business through its principal operating subsidiaries, including AMVAC Chemical Corporation (“AMVAC”) for its domestic business and AMVAC Netherlands BV (“AMVAC BV”) for its international business.

The operating subsidiaries in the U.S. include: AMVAC, GemChem, Inc. (“GemChem”), TyraTech Inc. (“TyraTech”) and OHP Inc. (“OHP”).

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

As we ended 2025, we have made the determination that the AMVAC BV/AMVAC Hong Kong Limited structure is no longer a necessary operating structure. During the final quarter of 2025, that structure has been effectively removed from operating the international businesses. Both the shareholdings in those businesses and the subsidiary international businesses are being reviewed and will be addressed in 2026.

The Company has one reportable segment.

AMVAC is a California corporation that traces its history from 1945 and is a manufacturer of chemical, biological and biorational products that develops and markets solutions for agricultural, commercial and consumer uses. It synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection. These products, which include insecticides, fungicides, herbicides, soil health, plant nutrition, molluscicides, growth regulators, soil fumigants, and biorationals, are marketed in liquid, powder, and granular forms. AMVAC primarily synthesizes, formulates, and distributes its own proprietary products or custom manufactures, formulates or distributes for others. In addition, the Company has carved out a leadership position in closed delivery systems, through the offering of certain of its products in SmartBox Plus, Lock ‘n Load and EZ Load systems. AMVAC has historically expanded its business through both the acquisition of established chemistries, and the development and commercialization of new formulations or compounds through licensing arrangements.

AMVAC BV is a Netherlands Corporation that was established in 2012 and is based in the Netherlands. AMVAC BV sells products both directly and through its network of subsidiaries in various international territories.

The Company did not complete any acquisitions during 2025 and 2024. During 2023, the Company completed the acquisition of Punto Verde S.A. Punversa (Punto Verde), a well-established distributor in Guayaquil, Ecuador, to strengthen its product portfolio and market access in the Latin American region.

Strategic Direction and Major Initiatives

During 2025, with a strengthened management team operating under the mantra “Simplify, Prioritize and Deliver”, AVD took enterprise-wide measures to improve growth and profitability. What had begun in 2024 with the help of outside consultants was implemented by the management team as a business improvement plan that included driving down supply chain costs, optimizing manufacturing, establishing strategic go-to-market approaches and redefining the organizational structure. In effect, the Company has taken deliberate measures to control those things that it can control. This proved to be especially important in light of weakened market conditions during 2025. In spite of the market, thanks in part to the business improvement plan, gross margin percentages improved significantly year-over-year and the Company’s operating expenses decreased both as a percent of sales and on an absolute basis. With a leaner, more efficient platform, the Company is poised to generate greater profitability as market conditions stabilize and improve.

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

Backlog

AVD primarily sells its products based on purchase orders. The purchase orders are typically fulfilled within a short time frame. As a result, backlog is not considered a significant factor of, or a valid metric for, AVD’s business. In 2025 and 2024, the Company has been impacted by customers preferring to buy smaller quantities closer to the time of use, preferring to rely on suppliers to hold inventory in readiness to respond to orders.

Customers

The Company’s largest three customers accounted for 13%, 12%, and 12% of the Company's sales in 2025; 14%, 13%, and 11% in 2024; and 15%, 14% and 8% in 2023.

Distribution

In the U.S. AMVAC predominantly distributes its products through national distribution companies and buying groups or co-operatives, which purchase AMVAC’s goods on a purchase order basis and, in turn, sell them to retailers/growers/end-users.

Internationally, the Company has sales offices or wholly owned distributors in Central and South America, Australia, New Zealand and India, and sales force executives or sales agents in several other territories. The Company’s domestic and international distributors and agents typically have long-established relationships with retailers/end-users, far-reaching logistics and transportation capabilities, and/or customer service expertise. The markets for AVD’s products vary by region, target crop, use and type of distribution channel. AVD’s distributors and agents are experienced at addressing the needs of these various markets.

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

Manufacturing

The Company operates a total of six manufacturing facilities (see Item 2, Properties). At four of these facilities or at the facilities of third-party formulators in the U.S. and at various international locations, the Company synthesizes many of the technical grade active ingredients that are in its end-use products, and formulates and packages its end-use products. The other two facilities are biological fermentation sites, one site in the U.S. and one in Mexico. Further, the Company has a certain biological product manufactured under a long-term arrangement at a third-party facility in India.

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

The USEPA, state, and foreign agencies have required, and may require in the future, that certain scientific data requirements be performed on registered products sold by AVD. AVD, on its own behalf and in joint efforts with other registrants, has furnished, and is currently furnishing, required data relative to specific products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations, including in the case of adding labeled uses. This requirement results in operating expenses in such areas as regulatory compliance, with USEPA and other such bodies in the markets in which the Company sells its products. In addition, at times, the Company is required to generate new formulations of existing products and/or to produce new products in order to remain compliant. The Company recorded expenses in the amounts of $16,119, $18,086 and $21,833, during 2025, 2024 and 2023, respectively, on these activities. The costs are included within Research, Product Development and Regulatory in the Company’s consolidated statements of operations.

	2025	2024	2023
Registration	$11,261	$11,934	$14,498
Product development	4,858	6,152	7,335
Total	$16,119	$18,086	$21,833

Environmental

American Vanguard is committed to be a part of the global solution to reduce the overall impact on the environment through our focused improvement efforts that minimize energy consumption, greenhouse gas emission, waste generation, and water consumption at our manufacturing and laboratory facilities. We cover our commitment and the specifics of our environmental stewardship program in our 2025 Corporate Sustainability Report, which can be found on the Company's website.

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

The Company’s Chief Human Resources Officer leads our Human Capital program, which consists of the following elements:

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
•
Strategy – the Company’s human capital strategy has two primary elements: employee engagement and providing them with competitive benefits (including an outstanding health benefits plan). As we have covered in our 2025 Corporate Sustainability Report, our Company is a destination for highly qualified employees who are drawn to a workplace where they can make a difference. Our management philosophy prioritizes collaborative and consistent execution to fulfill our commitments, fostering a performance-driven culture. This strategic approach has empowered the company to optimize retention, even amidst the challenges of a competitive employment market.
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

•
Employee Engagement –our management style emphasizes growth, accountability, and shared ownership by encouraging employees to contribute ideas that advance the business and involving them in the execution of these ideas. Through clear career paths, development opportunities, and recognition of successful contributions, we reinforce the connection between individual impact and long‑term value creation.

The Company employed 739 employees as of December 31, 2025. From time to time, due to the seasonality of its business, AVD uses temporary contract personnel to perform certain duties primarily related to packaging of its products. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes it maintains positive relations with its employees.

Domestic operations

AMVAC is a California corporation that was incorporated under the name of Durham Chemical in August 1945. The name of the corporation was subsequently changed to AMVAC in January 1971. As the Company’s main operating subsidiary, AMVAC owns and/or operates the Company’s domestic manufacturing facilities, including its research center located at 2110 Davie, Commerce, California. AMVAC manufactures, formulates, packages and sells its products in the U.S. and is a wholly owned subsidiary of AVD.

GemChem is a California corporation that was incorporated in 1991 and was subsequently purchased by the Company in 1994. GemChem mainly sells into the pharmaceutical, cosmetic and nutritional markets. GemChem is a wholly owned subsidiary of AVD.

On October 2, 2017, AMVAC purchased substantially all the assets of OHP, a domestic distribution company specializing in products for the turf and ornamental market. OHP markets and sells end use products for third parties, either under third-party brands or else as its own label products.

TyraTech Inc., which became a wholly owned subsidiary of the Company on November 9, 2018, has the rights to develop and commercialize pesticide products and technologies based on its intellectual property. Products are made from natural oils and are marketed in global consumer, commercial, professional, crop protection and seed treatment markets.Tyratech takes products to market primarily by licensing its intellectual property to third parties.

International operations

AMVAC BV is a registered Dutch private limited liability company that was formed in July 2012 to manage foreign sales on behalf of the Company. AMVAC BV is located in the Netherlands and is a wholly owned subsidiary of AMVAC Hong Kong. AMVAC Hong Kong is a wholly owned subsidiary of AMVAC. As part of the Company's transformation efforts, the Company determined that it is more efficient for AMVAC to manage its international sales directly rather than through AMVAC BV. AMVAC started to manage its international sales in the fourth quarter of 2025. During 2025, 2024, and 2023, the international business sold the Company's products in 41 countries (2025) and 45 countries (2024 and 2023).

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

On October 5, 2023, AgriCenter acquired Punto Verde, an Ecuadorian company that distributes crop protection products primarily in Ecuador.

The Company classifies as international sales all products bearing foreign labeling shipped to a foreign destination.

	2025	2024	2023
International sales	$203,433	$236,579	$234,855
Percentage of net sales	39.5%	43.2%	40.5%

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

Public statements made by USEPA regarding their preliminary findings in connection with the registration review of DCPA could expose the Company to future claims for personal injury which, in turn, could adversely affect the Company’s financial performance. In connection with USEPA’s review of the registration of DCPA products (herbicides used on high-value vegetables), based upon a single comparative thyroid assay study (which is comparatively rare and complex), the USEPA found an adverse effect upon neonate rodents. Consequently, in June 2024, the agency published preliminary findings, noting its concern that based upon current, permitted use patterns, the product could have an adverse effect upon human health. Accordingly, out of an abundance of caution, on August 19, 2024, the Company filed a notice of voluntary cancellation of DCPA registration. In spite of the Company’s voluntary efforts to mitigate risk and the absence of any known injury, USEPA has published multiple press releases in which it has repeatedly warned users of potential risk in using the product. Due to USEPA’s public statements, the Company was unable to obtain product liability insurance coverage for claims relating to DCPA for the period postdating the renewal date of September 15, 2024. There is no guarantee that the agency’s statements will not result in future claims and/or lawsuits arising from alleged exposure to DCPA. Further, such claims and/or lawsuits could have a material adverse effect upon the Company’s financial performance.

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

The trend of passing pesticide “ban-bills” in various states could put one or more of the Company’s products at risk. In certain states, including Maryland and New York, state and/or local legislatures have passed legislation banning the use of specific pesticides, such as chlorpyrifos, or pesticides in general, in spite of valid registrations at USEPA and/or the equivalent state agency. Further, despite the fact that some states have passed shield laws to limit failure-to-warn cases for EPA-approved pesticides, the federal circuit courts are split on the question of whether FIFRA pre-empts state failure-to-warn claims. This question is now before the US Supreme Court. While the Company does not sell chlorpyrifos products, there is no guarantee that one or more of its registered products will not be targeted in state or local legislation of this nature or that FIFRA pre-emption will be upheld by the Supreme Court. Further, such legislation could have a material adverse effect on the Company’s financial performance in future reporting periods.

PFAS lawsuits and legislation continue to spread among many states. Over the course of the past few years, many states have introduced or passed legislation limiting the use of products or packaging containing PFAS (per- and polyfluoroalkyl substances). Further, litigation relating to PFAS has grown dramatically. The definition of what compounds are contained within the ambit of “PFAS” varies from state to state. While the Company does not sell products that contain PFAS, there is no guarantee that the Company or its products will not be brought either into legal actions or within the scope of legislation.

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

Our business, financial condition and results of operations could be materially affected by disruptions in the global supply chain, including risks associated with sourcing and manufacturing outside of the U.S. and risks from tariffs and/or international trade wars. Despite improvement in container availability and freight costs, the global supply chain continues to present risk and create delays, unavailability of raw materials and adverse conditions for our industry. Industry consolidation, coupled with longer-term production commitments, has materially affected the Company’s supply of raw materials and intermediates in the past. Military conflict or related geopolitical tensions and disputes including increased tariffs, trade barriers or restrictions on global trade could result in further supply disruptions and changes to foreign exchange rates and financial markets, any of which could adversely affect our business and supply chains. There is no guarantee that supply chain conditions will materially improve or that the Company will avoid material disruption. Such disruption could have a material adverse effect on the Company’s financial performance in future reporting periods.

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

Tariffs continue to cause disruption within the Company’s markets. Over the past year there has been a great deal of activity involving the raising and lowering of tariffs by the current U.S presidential administration. This activity, which has included both sudden announcements of new tariffs and complete reversals within short periods of time, has created an atmosphere of uncertainty within the agricultural economy and affected both international markets for domestic crops and the cost of crop inputs for domestic growers. In spite of the recent Supreme Court decision finding that some set of these tariffs was unconstitutional, there is no guarantee that the pattern of declaring, raising and/or reducing tariffs will not continue for the remainder of the term of the U.S. presidential administration or beyond. This activity has had and may continue to have an adverse effect upon the Company’s financial performance.

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

Use of Artificial Intelligence could lead to the disclosure of sensitive information. At present, the Company’s use of AI is limited to self-contained tools that assist, for example, in contract administration. While the Company does not depend upon AI tools linked to large language databases, there is a trend for users of publicly-available AI tools (including the Company’s employees) to rely upon them for everyday functions (e.g., writing correspondence, making statistical and mathematical computations and doing research). The use of such tools in connection with Company business could lead to the uncontrolled disclosure of business-sensitive information being transmitted to AI companies. Such disclosure could have an adverse effect upon the Company’s financial performance.

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

Credit and Other Risks

The Company’s new debt structure limits its liquidity, requires defined, minimum levels of financial performance and includes significant interest expense, and the Company may not be able to refinance on terms favorable to the Company or execute on business opportunities that may otherwise be advantageous to the Company.

The Company refinanced its debt structure in March 2026, replacing the existing revolving credit agreement with both a first lien, term loan of $225,000 from lenders led by Centerbridge Partners, L.P. (with an initial interest rate of SOFR + 8.25), and a second lien, term loan of $60,000 from lenders led by Bank of Montreal. The first lien, term loan includes financial covenants and liquidity minimums over its term. In the event of further market decline or other factors, there is no guarantee that the Company will record financial performance sufficient to cover the interest and principal payments under this debt structure, to meet the performance covenants or otherwise to generate the liquidity that is necessary to meet the Company’s working capital needs. Failure to meet any or all of these requirements could have a material adverse effect upon the Company. There is also no guarantee that the Company will continue to generate earnings necessary to ensure that it has sufficient borrowing capacity to finance ongoing operations or to execute on business opportunities that may otherwise be advantageous to the Company. Furthermore, there is no guarantee that the Company will be able to obtain capital on equal or better terms than it has under the current debt structure.

The Company depends in part upon customer prepayments to meet its working capital needs. As is the case with other companies in this industry, the Company receives cash from certain major customers at year-end in exchange for granting discounts on the Company’s products during the first half of the following year. The Company typically uses this cash to pay down secured debt and for other working capital needs. This flow of cash obviates the need for additional borrowing, which, in turn, preserves borrowing capacity used in part for paying customer programs at the end of the calendar year and, consequently, reduces interest expense. There is no guarantee that the Company’s customers will continue to support the prepayment program at current levels. During 2025, the amount of prepay provided to the Company was significantly below that received in 2024. Material changes in this program, or customer response to the current program, could have an adverse effect on the Company’s liquidity and its ability to meet working capital demands.

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

The Company’s computing systems are subject to cyber security risks. In the course of its operations the Company relies on its computing systems, including access to the internet, the use of third-party applications and the storage and transmission of data through such systems. While the Company has implemented security measures to protect these systems, there is no guarantee that a third-party will not penetrate these defenses through hacking, phishing or otherwise and either compromise, corrupt or shut down these systems. In fact, the frequency of cybersecurity incidents continues to increase across many industrial sectors. Further, in the event of such incursion it is possible that confidential business information and private personal data could be taken and operations, including procurement, customer service, finance, and manufacturing, could be compromised. Such an event could adversely affect both the Company’s ability to operate, its reputation with key stakeholders and its overall financial performance.

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

Domestic and regional inflation trends, increased interest rates and other factors could lead to the erosion of economies and adversely impact the Company. Both the US and many other countries continue to experience inflation, which, in turn, has led to increased costs in multiple industry segments, including agriculture and related industries. During 2025, the US made a series of interest rate cuts; however, there is no guarantee that these measures will materially arrest the inflationary trend. Further, these factors, taken together with reduced productivity and constraints on the labor supply, could lead to recessionary periods in the regions in which the Company does business. While the Company takes measures within its control to manage the effects of inflation, higher interest rates and other factors, ultimately they are outside of the Company’s control. Further, the persistence and/or severity of one or more of them could have a material adverse effect on the Company’s financial performance in future reporting periods.

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

The Company’s customer base is relatively concentrated, with a small number of customers accounting for a significant portion of our sales. In 2025, our top three customers represented 36% of our sales, compared to 38% in 2024 and 37% in 2023. This concentration exposes us to potential risks, as any financial instability or changes in the purchasing behavior of these key customers could adversely impact our revenue. The reliance on such a limited number of customers makes us vulnerable to fluctuations in their financial health and could present challenges in maintaining consistent sales performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management & Strategy. AVD has adopted a comprehensive set of controls and processes to encourage a high level of awareness of, and responsiveness to, cybersecurity threats. The foundational document outlining the program is embodied in the Company’s Enterprise Information Security Policy (the “REIS Policy”). The REIS Policy establishes a framework for the continuous monitoring of its computing resources, the maintenance and reporting of audit logs and the assessment of events that could form the basis of a threat. In addition, the REIS Policy sets forth requirements for employee awareness training, user authentication, software usage restrictions and boundary protection, among other things. The policy also establishes an incident response plan, including back-up hosting, alternate processing and system recovery, along with assignment of responsibility and resources for those activities. Within the exhibit of the REIS Policy, management either working alone or, in case of greater complexity, with consultants, will assess an incident or series of incidents for materiality, taking into account the nature of the incident, duration, the nature of data compromised, and the nature of damages (including with respect to reputational, third party, share price, and business interruption) and all within the context of the Company's financial performance during the affected reporting period(s).

Furthermore, AVD has taken measures to prevent cybersecurity breaches, to minimize threats and, to the extent possible, to anticipate trends and identify vulnerabilities before arising to the level of an incident. AVD has retained third party advisers to make a full assessment of its entire IT infrastructure with a focus on the security elements to ensure compliance as per applicable NIST standards. Further, under the direction of a recently hired VP of Information Systems, the Company has taken recent efforts to enhance its cybersecurity defenses. In short, AVD is pro-active in its approach and has formulated a specific plan to investigate, respond and minimize loss of functionality or other damage from an incident. There are no cybersecurity threats, including as a result of prior incidents, that have materially affected the Company, including our business strategy, results of operations or financial condition as of the date hereof to our knowledge.

Governance. The REIS Policy has been drafted in collaboration with one of the largest IT solutions providers in the field and was modeled after NIST standards relating to governance, documentation and processes. The Company is implementing the REIS Policy through its Cyber and Privacy Risk Steering Committee (the “CPRSC”), which is chaired by the Chief Administrative Officer (who is also AVD’s Risk Manager) and includes cross functional business process owners from operations, sales, marketing, finance and Human Resources, our recently-hired VP of Information Technology (whose 25+ years in this field includes extensive experience in cybersecurity at defense contractors). The VP of IT bears primary responsibility for managing and assessing the Company’s cybersecurity risks.

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

ITEM 2 PROPERTIES

AMVAC owns in fee simple the Facility constituting approximately 152,000 square feet of improved land in Commerce, California (“Commerce”) on which its West Coast manufacturing, some of its warehouse facilities and some of its manufacturing administrative offices are located.

AMVAC owns in fee simple approximately 72,000 square feet of warehouse, office and laboratory space on approximately 118,000 square feet of land in Commerce, California, which is leased to AMVAC. In 2013, the Company made a significant investment in the Glenn A. Wintemute Research Center, which houses the Company’s primary research laboratory supporting synthesis, formulation and other new product endeavors.

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

On October 2, 2020, AMVAC completed the purchase of all outstanding shares of Agrinos which is a fully integrated biological input supplier with proprietary technology, internal manufacturing, and global distribution capabilities. Its High Yield Technology® product platform works in conjunction with other nutritional crop inputs to increase crop yield, improve soil health and reduce the environmental footprint of traditional agricultural practices. Agrinos has two primary state of the art biological production facilities, one located in Clackamas, Oregon, and a second facility in Sonora, Mexico. The Clackamas and Sonora facilities are used as both manufacturing sites and operational centers for global supply chain and logistics.

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

AVD sold its approximately 42 acres of unimproved land in Texas in 2025.

AVD leases approximately 19,953 square feet of office space located at 4695 MacArthur Court in Newport Beach, California. In 2020, the lease was amended and was extended to June 30, 2026. The premises have served as the Company’s corporate headquarters since 1995. AVD decided to move its headquarters to Irvine, California, in 2026.

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

Holders

As of February 20, 2026, the number of stockholders of the Company’s Common Stock was approximately 11,634, which includes beneficial owners with shares held in brokerage accounts under street name and nominees.

Dividends

The Company did not pay any cash dividends in 2025. In 2024 and 2023, the Company declared and paid the following cash dividends:

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

Pursuant to the First Priority Term Agreement, the Company is prevented from paying cash dividends to shareholders, effective March 13, 2026.

Share Repurchase Programs

The Company periodically repurchases shares of its common stock under board-authorized repurchase programs through a combination of open market transactions and accelerated share repurchase (“ASR”) arrangements. The Company did not repurchase any of its common stock during the twelve months ended December 31, 2025.

Pursuant to the First Priority Term Loan Agreement, effective March 13, 2026, the Company is allowed to make repurchases of its capital stock only to the extent that such repurchases do not exceed, in the aggregate, $5 million over the life of the agreement.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	357,024	$10.28	1,331,761
Total	357,024	$10.28	1,331,761

Stock Performance Graph

The following graph presents a comparison of the cumulative, five-year total return for the Company, the Russell 2000 Stock Index, and a peer group (S&P 400 Specialty Chemical Industry). The graph assumes that the beginning values of the investments in the Company, the Russell 2000 Stock Index, and the S&P 400 Specialty Chemical Index (a peer group of companies) each was $100 on December 31, 2020. All calculations assume reinvestment of dividends. Returns over the indicated period should not be considered indicative of future returns.

ITEM 6 RESERVED

Not applicable

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire Report, including those set forth in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The information contained in this section should also be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this Annual Report on Form 10-K. See also “Forward-Looking Statements” immediately prior to Part I, Item 1, “Business” in this Annual Report on Form 10-K.

The discussion and analysis of our financial condition and results of operations for 2025, as compared to 2024, appears below.

For the discussion and analysis of our financial condition and results of operations, as well as cash flows, for 2024, as compared to 2023, please see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on May 29, 2025.

MANAGEMENT OVERVIEW

Despite a challenging economic backdrop, we believe, American Vanguard has improved in the areas that are under management’s direct control. The Company is improving its procurement process through the implementation of advanced software systems and the recruitment of industry leading executives. This has led to higher gross profit margins, as compared to 2024, which are expected to further improve over the medium term, as additional refinements to our systems and processes take place. Management has also made substantial improvements to its operating cost structure and through initiatives that have already been announced, such as its decision to streamline our corporate structure by removing the international BV from our management structure, rationalizing and enhancing its IT systems and by making the decision to move its corporate headquarters. These and a number of other initiatives are expected to see further costs taken out of this category over the coming quarters.

While the management team has made meaningful progress implementing its business improvement initiatives, the agriculture economy is still in the midst of a cyclical downturn. Agricultural commodity prices remain near historically low levels as uncertainty remains around forecasted agricultural commodity inventory levels and crop acreage. Customer inventories now appear to be at low levels and during the second half of 2025 material that was being consumed in the field appeared to match purchasing patterns. Thus, it is likely that destocking has substantially run its course. Given the current economic uncertainty, it is unlikely that we will see a strong push to rebuild inventory, but an end to destocking would be a positive for the industry and the first step in an eventual cyclical upturn.

Turning to financial performance, the Company’s 2025 net sales declined, while gross profit margin and net loss improved, as compared to 2024, due, in part, to the management team’s business improvement plan. Net sales declined by approximately 6% during 2025, with domestic net sales remaining flat, while international net sales declining by 14%. Weakness in the international segment can be attributed to a prolonged severe drought in key markets in Australia and lower granular soil insecticide sales in Mexico, significantly impacted by excessive channel inventory.

Initiatives undertaken as part of the Company's business improvement plan resulted in reduced cost of sales in 2025 (71% of net sales) vs. 2024 (78% of net sales). The improvements are the result of lower reserves for slow moving and obsolete inventory in 2025 vs. 2024, and a significant improvement in our approach to strategic procurement driving lower raw material costs. In 2025, we recorded approximately $3,802 in inventory reserves as compared to $21,417 in 2024.

Operating expenses decreased by 21% in 2025, as compared to 2024. The Company spent significantly less on transformation and incurred lower asset impairment charges during 2025, as compared to 2024. In addition, Management continued its focus on containing selling, general and administrative expenses and decreased its research, product development and regulatory expense. The benefits from these efforts were partially offset by expenses related to product liability claims.

With continued comparative lower net sales and higher inventory level, the Company’s average indebtedness remained flat with the prior year at $194,669 as compared to $195,160, during 2024. Interest expenses was up slightly as a result of increased in effective interest rates and additional loan amendment origination fees .

On a full-year basis, the Company generated a net loss of $49,882 (or $1.75 per share) in 2025, as compared to a net loss of $126,340 (or $4.50 per share) during 2024. Details of our financial performance are set forth below.

Results of Operations

2025 Compared with 2024:

	2025	2024	$ Change	% Change
Net sales:
U.S. crop	$221,391	$228,327	$(6,936)	-3%
U.S. non-crop	90,290	82,400	7,890	10%
Total U.S.	311,681	310,727	954	0%
International	203,433	236,579	(33,146)	-14%
Total net sales	$515,114	$547,306	$(32,192)	-6%
Total cost of sales	$(367,553)	$(426,989)	$59,436	-14%
Total gross profit	$147,561	$120,317	$27,244	23%
Total gross margin	29%	22%

Net sales of our U.S. crop business were 3% lower than those of the prior year. The primary areas of weakness were soil fumigants and granular soil insecticides. Fumigants were negatively impacted by weakness in the potato market, where farmers are planting fewer acres in response to a weak demand and pricing environment. This weakness was partially offset by strength in the herbicide segment where the company benefited from a full year of sales of a recently introduced product, Zalo, and strong demand for our Impact product line, the company’s broad-based herbicide used on corn crops.

Net sales of our U.S. non-crop business were 10% higher than the previous year. This improvement was driven by revenue recognized from a business-to-business technology licensing agreement in the amount of $11,250, partially offset by a decline in our nursery and ornamental business.

Net sales of our International businesses were 14% lower than the previous year. International sales were impacted by drought conditions in Australia, which led to low molluscicide sales. Our Mexican business saw weakness in net sales due to slower demand, as a result of channel inventory. On the other hand, biological net sales were an area of strength in our international business.

Overall costs of sales decreased by 14% across our U.S. crop, U.S. non-crop and International. The decreases resulted from improved strategic actions to manage raw material and manufacturing costs. Furthermore, in 2025 the Company identified certain items of slow moving or potentially obsolete inventories and took reserves in the amount of $3,802 to reduce those inventory items to net realizable value. In comparison, in 2024, the Company recorded reserves of $21,417.

Operating expenses decreased by $46,015 in 2025 to $175,857, as compared to $221,872 in 2024. The differences in operating expenses by department are as follows:

	2025	2024	Change	% Change
Operating expenses
Selling	$45,428	$48,732	$(3,304)	-7%
General and administrative
Other	$53,082	$56,378	(3,296)	-6%
Amortization	12,123	13,339	(1,216)	-9%
Legal reserves	—	1,185	(1,185)	-100%
Research, product development and regulatory	23,161	32,662	(9,501)	-29%
Product liability claims	9,730	—	9,730	100%
Transformation	7,187	20,162	(12,975)	-64%
Asset impairment	25,395	50,414	(25,019)	-50%
Gain from sale of asset	(249)	(1,000)	751	-75%
Total	$175,857	$221,872	$(46,015)	-21%

•
Selling expenses decreased by $3,304 for the year ended December 31, 2025, as compared with the prior year. This was mainly associated with actions implemented to streamline our global commercial team and to improve effectiveness, including tight controls on advertising and promotions and other short term controllable costs.
•
Other general and administrative expenses decreased by $3,296, primarily associated with reduced headcount across the global business as we streamlined the organization.
•
Amortization declined as compared to prior year, as the result of assets that were retired during 2025 or were fully impaired at the end of 2024.
•
In 2024, the Company recorded a reserve for a legal settlement. There was no similar legal matter in 2025.
•
Research, product development and regulatory expenses decreased by $9,501 for the year ended December 31, 2025, as compared to 2024. This is the result of improved resource management and cost controls focused on regulatory and product development studies, and by the decision to not further invest in the SIMPAS delivery system.
•
In 2025, the Company recorded a charge of $9,730 related to product liability claims primarily associated with its non-crop business. There was no similar matter in the prior year.
•
Transformation costs related to the Company’s digital and structural transformation project reduced dramatically, as expected, and ended at $7,187, as compared to $20,162 in the prior year. The Company expects that these costs will continue to decline in 2026.
•
Asset impairments of $25,395 include the impairment of the remaining goodwill of our international business in the amount of $21,040 as a result of changes in discount rate assumptions that were essentially general economic adjustments rather than changes in the expected future performance of the international businesses, PCNB related intangible assets in the amount of $1,668 and PCNB related manufacturing equipment in the amount of $2,459. During 2024, the Company took impairment charges in the amount of $50,414 primarily associated with impairment charges associated with goodwill, the determination that its investment in SIMPAS technology was impaired and with other intangible assets.

AVD undertook a strategic initiative to transform its entire enterprise into a platform for stronger growth and profitability. The Company engaged third party consultants to initiate a business transformation on multiple fronts (including supply chain cost, optimizing manufacturing, establishing strategic go-to-market approaches and a structural reorganization). We believe these transformation efforts will yield substantial benefits by 2026. The Company also initiated a Company-wide digital transformation across all of our geographies including a uniform ERP platform with standardized processes. Third, the Company recruited and hired a new CEO tasked with leading the transformation project. The following table shows the different components of the transformation expense for the years ended December 31, 2025 and 2024:

	2025	2024
Consulting and strategic advisory services	$2,538	$12,408
CEO termination costs	559	2,837
CEO recruitment fees	—	361
Other termination and retention costs	2,417	2,606
Transformation related employee costs	450	1,204
IT implementations	1,223	746
Total	$7,187	$20,162

On April 1, 2020, the Company made a strategic investment in Clean Seed Inc. (Clean Seed) in the amount of $1,190. The investment is carried at fair value and is included in other assets on the Company’s consolidated balance sheets. At December 31, 2025, the fair value of the investment amounted to $501. The Company recorded a loss related to Clean Seed’s change in fair value in the amount of $437 during 2025, as compared to a gain of $513 in 2024. These fair value adjustments are included in change in fair value of equity investments on the Company’s consolidated statements of operations.

Net interest expense was $18,470 in 2025, as compared to $16,243 in 2024. Interest costs are summarized in the following table:

	2025			2024
Average Indebtedness and Interest expense	Average Debt	Interest Expense, net	Effective Interest Rate	Average Debt	Interest Expense, net	Effective Interest Rate
Senior credit facility	$194,669	$16,546	8.5%	$195,160	$15,518	8.0%
Interest Income, net	—	(106)	—	—	(230)	—
Amortization of deferred loan fees	—	1,906	—	—	536	—
Other interest	—	209	—	—	815	—
Subtotal	194,669	18,555	9.5%	195,160	16,639	8.5%
Capitalized interest	—	(85)	—	—	(396)	—
Total	$194,669	$18,470	9.5%	$195,160	$16,243	9.5%

The Company’s average debt for the year ended December 31, 2025, was $194,669, as compared to $195,160 for the year ended December 31, 2024. The continuing comparatively high average borrowings can be in large part attributed to the global agriculture market continuing to focus on channel inventory levels and lower levels of prepay in the U.S.. This effective destocking of the channel is a global agricultural market reaction to high interest rates and the drive by distribution to push working capital back to manufacturers. Our effective interest rate on our senior credit facility increased from 8.0% in 2024 to 8.5% in 2025.

Our provision for income taxes for 2025 was $2,679, as compared to $5,882 for 2024. The effective income tax rate for 2025 was negative 5.7%, as compared to negative 4.9% in 2024. The decrease of the effective tax rate in 2025, as compared to 2024, was primarily due to the decrease in the loss before provision for income taxes for entities that maintained a full valuation allowance during 2025.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for the 2022 through 2024 tax years. State income tax returns are subject to examination for the 2021 through 2024 tax years. The Company has other foreign income tax returns subject to examination.

Net loss was $49,882 or $1.75 per basic share and diluted share in 2025, as compared to $126,340 or $4.50 per basic and diluted share in 2024.

Comprehensive loss was $43,153 in 2025, as compared to $139,106 in 2024. In addition to net loss, foreign currency translation adjustment, net of tax, is included in comprehensive loss. The foreign currency translation adjustment, net of tax, was positive $6,729 in 2025, as compared to a negative $12,766 in 2024. The negative adjustment in 2024 was driven by the US Dollar getting stronger compared to the local currencies of the Company's international operations in Mexico, Brazil, and Australia, which use the respective local currencies as their functional currency.

Liquidity and Capital Resources

Cash used in operating activities amounted to $21,191 during the year ended December 31, 2025, as compared to cash provided in operating activities of $3,923 in the prior year. Included in the $21,191 are net loss of $49,882, plus non-cash depreciation, amortization of intangibles and other long-term assets in the amount of $18,763, amortization of deferred loan fees and discounted liabilities of $1,906, impairment of assets including fixed assets, intangible assets and goodwill of $25,395, and provision for bad debts in the amount of $2,360, stock-based compensation of $2,016, change in fair value of investments of $437. These adjustments were offset by deductions related to a gain on sale of fixed assets of $75, reductions in value of deferred income taxes of 1,351, reductions in value for uncertain tax positions or unrecognized tax benefits of $201, non-cash lease expense of $147, and net foreign currency adjustment of $193. This resulted in net cash used in operating activities (prior to changes in assets and liabilities associated with operations, net of business combinations) of $972, as compared to net cash provided by operating activities of $44,083 for the same period of 2024.

The Company’s working capital increased by $14,533 at December 31, 2025. Included in this change, accounts receivable decreased by $7,697 as a result of timing of orders, mix of customers, products and jurisdictions, inventories decreased by $6,287 as a result of a hard drive to reduce inventories and the result of recording certain inventory write downs, tax receivable decreased by $9 driven by losses recorded 2025, and prepaid expenses increased by $8,638. The liability for customer prepayments at the end of 2025, decreased by $19,582, as a result of return to pre-Covid levels of normal working capital by customers. Our accounts payable balances increased by $15,434 primarily as a result of management focus on controlling net trade working capital and the drive by the Company to reduce inventory in the final quarter of the year. Program accruals decreased by $17,384, and other payables and accrued expenses decreased by $4,024.

With regard to our program accrual, the year-over-year change is primarily driven by the mix of product line sales volumes, and customers in 2025, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Most of our programs relate to domestic sales. Typically, domestic crops have a growing season that ends on August 31st of each year. During 2025, the Company made accruals in the amount of $69,307 and payments in the amount of $86,529. During 2024, the Company made accruals in the amount of $93,301 and payments in the amount of $92,188.

Cash used for investing activities amounted to $3,608 for the year ended December 31, 2025, as compared to $6,623 in 2024. In 2025, the Company spent $3,793 on capital expenditures primarily on continuing to invest in manufacturing infrastructure focused on safety and improvement of production efficiency and capabilities. Furthermore, the Company spent $165 on registrations and patents and received $477 in disposal of fixed assets. In 2024, the Company spent $409 on registrations and patents and received $1,065 in disposal of fixed assets.

During the year ended December 31, 2025, financing activities provided $23,704 as compared to $4,540 provided during the prior year. This included increasing net borrowings by $26,669, as compared to an increase of $8,431 in 2024. The Company paid $3,389 in deferred loan fees during the year ended December 31, 2025, as compared to $850 in the prior year. During 2024, the Company paid dividends to stockholders amounting to $2,510, no dividend payment was made in 2025.

The Company has long-term debt as of December 31, 2025 and 2024 relating to a senior credit facility as summarized in the following table:

Indebtedness	2025	2024
Senior credit facility	$174,000	$147,332
Deferred loan fees	(3,015)	(1,532)
Total indebtedness	$170,985	$145,800

The deferred loan fees as of December 31, 2025 and 2024 are included in other assets on the consolidated balance sheets.

The Company and certain of its affiliates were parties to a senior credit facility agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as "Borrowers", on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement initially consisted of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and had a maturity date of August 5, 2026. The Credit Agreement has underwent twelve amendments since 2021.

Under the Credit Agreement, revolving loans bore interest at a variable rate based, at borrower’s election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z), the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans were payable on the last day of each interest period (either one-, three- or nine- months, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans are payable on the last business day of each month and the maturity date.

On August 18, 2025, AMVAC, as borrower, and affiliates (including Registrant), as guarantors and/or borrowers, entered into Amendment Number Twelve (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date of the Credit Agreement from August 5, 2026, to December 31, 2026, and amended the borrowing capacity under the revolving credit facility to $245,000 through November 29, 2025, then $225,000 until December 30, 2025, then $200,000 until March 31, 2026 and then $180,000 through December 31, 2026. The Amendment also included additional changes to the Credit Agreement, including: (i) amending the applicable margins for the applicable interest rates and unused line fee and letter of credit fee; (ii) adding a year-to-date Consolidated EBIDTA requirement of $4,500 as of June 30, 2025, $9,500 as of September 30, 2025 and $35,000 as of December 31, 2025 and a TTM Consolidated EBITDA requirement of not less than $37,500 as of March 31, 2026; (iii) requiring the Company to make prepayments on the loans once the Company’s cash balance exceeds a threshold; and (iv) suspending the Total Leverage Ratio covenant until June 30, 2026 and then applying a fiscal quarter end ratio of 4.00:1.00.

On March 13, 2026, AMVAC, as borrower, and affiliates (including the Company), as guarantors, entered into two loan agreements that, in effect, entirely refinanced the previously existing Credit Agreement. The first is a Credit and Guaranty Agreement with Wilmington Trust, National Association, as administrative agent, and a group of lenders led by Centerbridge Partners, L.P., under the terms of which lenders provide a senior, secured term loan in the aggregate principal amount of $225,000 (the "First Priority Term Loan"). The First Priority Term Loan includes a five-year term, initial interest at SOFR (minimum of 3.0%) + 8.25 (with three potential stepdowns of 50bps each upon achievement of 1X, 1.5X and 2.0X inside closing net leverage ratio), amortization of 1.0% per annum, a no-call provision in year one (with potential for full repayment thereafter with additional exit fees), and two financial covenants - namely, a) a first lien debt-to-EBITDA ratio starting at 6.7X and stepping down to 4.0X in the fourth quarter of 2028, and b) a minimum liquidity requirement ranging from $20,000 to $45,000 on a monthly schedule through the fourth quarter of 2027 and increasing to $50,000 in January of 2028 and thereafter. Borrower may repay up to $35,000 per annum without incurring premium interest.

The second is a Credit and Guaranty Agreement with BMO Bank, N.A., as agent, and other lenders, under the terms of which lenders provide a second priority term loan in the aggregate principal amount of $60,000 (the "Second Priority Term Loan"). The Second Priority Term Loan is subordinate to the First Priority Term Loan, includes a five-year term, initial interest at SOFR + 2.0, amortization of 10% per annum starting in Q3 2027, no prepayment penalty and no financial covenants.

The Company believes that the combination of its cash flows from future operations, current cash on hand and the availability under the Company’s credit facilities will be sufficient to meet its working capital and capital expenditure requirements and will provide the Company with adequate liquidity to meet its anticipated operating needs for at least the next 12 months from the issuance of these consolidated financial statements. Although operating activities are expected to provide cash, to the extent of growth in the future, its operating and investing activities will use cash and, consequently, this growth may require the Company to access some or all of the availability under the credit facility.

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

The Company’s critical accounting estimates include:

Current Expected Credit Losses —The Company maintains an allowance to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables, other receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write-off trade receivables when they are deemed uncollectible. The vast majority of the Company's trade receivables, other receivables and contract assets are due in less than 365 days. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios is based primarily on geographical location, type of customer and receivables aging.

Inventories — The Company values its inventories at lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) or average cost method, including, as appropriate, raw materials, labor, factory overhead and subcontracting services. The Company writes down its inventory to the net realizable value following assessments of slow-moving and obsolete inventory and other annual adjustments to ensure that our standard costs continue to closely reflect actual manufacturing cost. During the years ended December 31, 2025 and 2024, the Company recorded inventory adjustments of $3,802 and $21,417, respectively.

Intangible Assets Other Than Goodwill—The primary identifiable intangible assets of the Company relate to assets associated with its product and business acquisitions. All of the Company’s intangible assets have finite lives and are amortized. The estimated useful life of an identifiable intangible asset is based upon a number of factors including the effects of demand, competition, and expected changes in the marketability of the Company’s products. During the year ended December 31, 2025, the Company recorded intangible asset impairment charges in the amount of $1,802, as compared to $9,345 in 2024. The Company evaluated and determined its intangible assets corresponding to the Company’s operations in countries for which the Company has recorded a full deferred tax asset valuation allowance was not material.

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

Goodwill—The Company reviews goodwill for impairment triggers utilizing either a qualitative or quantitative assessment. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount that the carrying amount exceeds the reporting unit’s fair value. The Company annually tests goodwill for impairment at the beginning of the fourth quarter, or earlier if triggering events occur. Fair value determinations require considerable judgment and are sensitive to inherent uncertainties and changes in estimates and assumptions regarding revenue growth rates, gross margins, expenses, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, and synergies available to market participants. As of October 1, 2025, the Company conducted its most recent annual impairment test by quantitatively testing goodwill assigned to its international reporting units. Based on the results of the quantitative test, the carrying value of the international reporting unit exceeded its respective fair value by $23,816. As a result, the Company concluded that goodwill related to its international reporting unit in the amount of $21,040 was fully impaired and recorded a corresponding impairment charge during the year ended December 31, 2025.

Impairment—The carrying values of long-lived assets other than goodwill are reviewed for impairment annually and/or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates recoverability of an asset group by comparing the carrying value to the future undiscounted cash flows that it expects to generate from the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, measurement of the impairment loss is based on the fair value of the asset. In 2025, the Company made the decision that it will stop manufacturing PCNB. During 2026 and 2027, the Company plans to sell its remaining global inventory but will not produce anymore PCNB. Accordingly, the Company reviewed its fixed assets associated with the manufacturing equipment supporting the PCNB product line and decided to write off the net book value of clearly identifiable assets. In 2024, the Company determined that the carrying value related to some of its packaging equipment was impaired, primarily associated with its investments in the SIMPAS technology platform. As a result, the Company recorded impairment charges of $4,354 for the year ended December 31, 2025 and $23,365 for the year ended December 31, 2024.

Income taxes—Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The Company assessed the ability to realize deferred tax assets and determined that based on the available evidence, including a history of taxable income and estimates of future taxable income, it is more likely than not that the net deferred tax assets relating to the Company’s operations in the United States, Brazil, Spain, Dominican Republic, Honduras, Nicaragua, Hong Kong, and Ukraine will not be realized and a full valuation allowance has been recorded in those jurisdictions. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates, we will adjust these estimates in future periods, which may result in a change in the effective tax rate in a future period. Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within the Company’s annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future, which could result in additional tax liability, interest charges and possibly penalties. The Company classifies interest and penalties as a component of income tax expense.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangement.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, foreign exchange rates, and inflation.

Interest rate risk—The Company is primarily exposed to changes in interest rates related to its borrowing activities. The Company’s indebtedness to its primary group of lenders is evidenced by a line of credit with a variable rate of interest, which fluctuates with changes in the lender’s reference rate (SOFR). An increase or decrease in interest rates by 25 bps would impact the Company’s net loss by approximately $487 based on the Company’s historical average borrowing in 2025. The Company may use derivative financial instruments to hedge its exposure to interest rate fluctuations. No such financial instruments were used by the Company in 2024.

Foreign exchange rate risk—The Company conducts business in various foreign currencies, primarily when doing business in Mexico, Central and South America, Australia, New Zealand and Europe. Therefore, changes in the value of the currencies of such countries or regions affect the Company’s financial position and cash flows when translated into U.S. Dollars. The Company has mitigated, and will continue to mitigate, a portion of its currency exchange exposure through natural hedges based on the operation of decentralized foreign operating companies in which the majority of all costs are local-currency-based. The remaining currency exchange exposure mainly pertains to intercompany trade accounts and loans granted to wholly owned international entities which have their local currency as their functional currency. A positive or negative change of 10% between the US Dollar and the respective local currencies of these entities would amount to a positive or negative change of approximately $6,000. The Company may use derivative financial instruments for trading purposes to protect trading performance from exchange rate fluctuations on material contracts, though there are no such instruments in place during any periods presented in this Annual Report on Form 10-K.

Inflation—The Company is working diligently with its critical raw material suppliers to control inflationary pressures, conducting contract negotiations with focus on the following: reducing or delaying price increases due to higher environmental costs from suppliers mainly in China and India, managing the tariff impacts by sourcing and leveraging alternate geographies where possible, and lastly, monitoring strengths of the U.S. dollar vs other currencies in order to secure benefits and balance tariff effects. The Company recognizes there is long-term pressure on demand for raw materials in the developing world and is utilizing its expertise to minimize inflationary pressure. The Company has been able to push back on many of the proposed price increases for actives and intermediates that are shipped to our U.S. factories, to either avoid, minimize or forestall them. In response to inflation and other factors that have increased the cost of goods and services, the Company has successfully implemented price increases on its products. However, inflation has resulted in persistently high interest rates. As a result, customers in many regions implemented destocking directives in order to limit their carrying costs of inventory. This, in turn, led to an overall drop in demand in late 2022 through the end of 2025. There can be no assurance that inflation will not have a material adverse effect on the Company’s financial performance in future periods.

As part of an on-going process of assessing business risk, management has identified risk factors which are disclosed in Item 1A. Risk Factors of this Annual Report on Form 10-K.

ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
American Vanguard Corporation
Newport Beach, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrued Program Costs — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company offers incentives and discounts to its customers based on various programs (“programs”). As of December 31, 2025, accrued program costs were $54.6 million. These programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration. Depending on the nature of the program, the Company uses either the expected value or most likely amount method for determining the estimated variable consideration. The Company compares individual sale transactions with programs to determine what, if any, program liabilities have been incurred and makes adjustments to accrued program costs.

Given the nature of the data utilized to analyze certain accrued program costs, and the volume of programs data required to estimate total variable consideration, auditing the accrued program costs required extensive audit effort when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued program costs included the following, among others:

•
We assessed the reasonableness of management’s program accrual rates used by performing a fluctuation analysis of accrual rates per selected product line at December 31, 2025, compared to the prior period accrual rates.
•
We evaluated the accuracy of the accrued program costs by comparing the accrued program costs calculation inputs and adjustments to supporting documentation, including approved program offers, and tested the mathematical accuracy of management’s calculation.
•
We performed inquiries of appropriate individuals outside of the finance organization to corroborate the completeness and accuracy of the inputs into the calculation.
•
We evaluated management’s ability to accurately record accrued program costs by testing a selection of actual program related payments made in 2025, and comparing the payments to management’s historical accrued program costs.

Goodwill – International Reporting Unit — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company annually tests goodwill for impairment on October 1, or earlier if triggering events occur. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount the carrying value exceeds the reporting unit’s fair value. The determination of a reporting unit’s fair value includes the Company’s use of a discounted cash flow model and a market approach. Key assumptions in the discounted cash flow include, but are not limited to, discount rates, future net sales growth, gross margins, expenses, capital expenditures, and terminal growth rates. The market approach key assumption relates to the earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. Based on the results of the quantitative test, the Company recorded a goodwill impairment in the amount of $21.0 million for the international reporting unit in 2025.

Given the significant judgments made by management to estimate the fair value of the international reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the future net sales growth, and the selection of EBITDA multiples and discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future net sales growth, and the selection of EBITDA multiples and discount rate, to estimate the fair value of the international reporting unit included the following procedures:

•
We tested management’s controls over the goodwill impairment evaluation, including over the determination of the fair value of the reporting unit, such as the control related to the forecasted future net sales growth, selection of EBITDA multiples, and selection of the discount rate.
•
We evaluated the reasonableness of management’s forecasted future net sales growth by comparing forecasted future net sales growth to (1) historical results of the Company, (2) information obtained from inquiries with senior management personnel, (3) internal communications to management and the board of directors, and (4) industry reports of the Company and comparable companies.
•
We evaluated management’s ability to accurately forecast future net sales growth by comparing actual results to management’s historical forecasts.
•
With the assistance of our fair value specialists, we evaluated the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•
With the assistance of our fair value specialists, we evaluated the selection of EBITDA multiples from comparable companies, including testing the underlying source information and mathematical accuracy of the calculations, and evaluated the appropriateness of the Company’s selection of companies in its peer public company group.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 16, 2026

We have served as the Company's auditor since 2023.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(In thousands, except share data)

	2025	2024
Assets
Current assets:
Cash	$12,425	$12,514
Receivables:
Trade, net of allowance for credit losses of $11,733 and $9,190 respectively	160,511	169,743
Other	7,278	4,699
Total receivables, net	167,789	174,442
Inventories	176,034	179,292
Prepaid expenses and other assets	9,668	7,615
Income taxes receivable	4,606	5,030
Total current assets	370,522	378,893
Property, plant and equipment, net	53,036	58,169
Operating lease right-of-use assets, net	16,793	19,735
Intangible assets, net	138,746	150,497
Goodwill	—	19,701
Deferred income tax assets	2,637	1,242
Other assets	14,803	8,484
Total assets	$596,537	$636,721
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,505	$69,159
Customer prepayments	33,094	52,675
Accrued program costs	52,227	69,449
Accrued expenses and other payables	28,261	31,989
Operating lease liabilities, current	5,765	6,136
Income taxes payable	2,594	2,942
Total current liabilities	209,446	232,350
Long-term debt	174,000	147,332
Operating lease liabilities, long-term	11,621	14,339
Deferred income tax liabilities	8,150	7,989
Other liabilities	923	1,601
Total liabilities	404,140	403,611
Commitments and contingent liabilities (Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,923,562 shares in 2025 and 34,794,548 shares in 2024	3,492	3,479
Additional paid-in capital	117,106	114,679
Accumulated other comprehensive loss	(12,000)	(18,729)
Retained earnings	155,000	204,882
	263,598	304,311
Less treasury stock at cost, 5,915,182 shares in 2025 and 5,915,182 in 2024	(71,201)	(71,201)
Total stockholders’ equity	192,397	233,110
Total liabilities and stockholders’ equity	$596,537	$636,721

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2025, 2024 and 2023

(In thousands, except per share data)

	2025	2024	2023
Net sales	$515,114	$547,306	$579,371
Cost of sales	(367,553)	(426,989)	(400,207)
Gross profit	147,561	120,317	179,164
Operating expenses
Selling, general and administrative	(110,633)	(119,634)	(116,887)
Research, product development and regulatory	(23,161)	(32,662)	(38,025)
Product liability claims	(9,730)	—	—
Transformation	(7,187)	(20,162)	(957)
Asset impairments	(25,395)	(50,414)	—
Gain from sale of assets	249	1,000	—
Operating (loss) income	(28,296)	(101,555)	23,295
Change in fair value of equity investments, net	(437)	(2,356)	(359)
Interest and other expenses, net	(18,470)	(16,547)	(12,639)
(Loss) income before provision for income taxes	(47,203)	(120,458)	10,297
Provision for income taxes	(2,679)	(5,882)	(2,778)
Net (loss) income	$(49,882)	$(126,340)	$7,519
(Losses) earnings per common share—basic	$(1.75)	$(4.50)	$0.27
(Losses) earnings per common share—assuming dilution	$(1.75)	$(4.50)	$0.26
Weighted average shares outstanding—basic	28,426	28,059	28,128
Weighted average shares outstanding—assuming dilution	28,426	28,059	28,533

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023
Net (loss) income	$(49,882)	$(126,340)	$7,519
Other comprehensive gain (loss)
Foreign currency translation adjustment, net of tax effects	6,729	(12,766)	6,219
Comprehensive (loss) income	$(43,153)	$(139,106)	$13,738

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2025, 2024 and 2023

(In thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		AVD
	Shares	Amount	Capital	loss	Earnings	Shares	Amount	Total
Balance, January 1, 2023	34,446,194	$3,444	$105,634	$(12,182)	$328,745	5,029,892	$(55,662)	$369,979
Stocks issued under ESPP	50,025	5	976	—	—	—	—	981
Cash dividends declared on common stock ($0.12 per share)	—	—	—	—	(3,367)	—	—	(3,367)
Foreign currency translation adjustment, net	—	—	—	6,219	—	—	—	6,219
Stock based compensation	—	—	6,138	—	—	—	—	6,138
Stock options exercised, grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	180,568	18	(1,938)	—	—	—	—	(1,920)
Shares repurchased	—	—	—	—	—	885,290	(15,539)	(15,539)
Net income	—	—	—	—	7,519	—	—	7,519
Balance, December 31, 2023	34,676,787	3,467	110,810	(5,963)	332,897	5,915,182	(71,201)	370,010
Stocks issued under ESPP	92,767	10	891	—	—	—	—	901
Cash dividends declared on common stock ($0.06	—	—	—	—	(1,675)	—	—	(1,675)
Foreign currency translation adjustment, net	—	—	—	(12,766)	—	—	—	(12,766)
Stock based compensation	—	—	4,412	—	—	—	—	4,412
Stock options exercised, grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	24,994	2	(1,434)	—	—	—	—	(1,432)
Net loss	—	—	—	—	(126,340)	—	—	(126,340)
Balance, December 31, 2024	34,794,548	3,479	114,679	(18,729)	204,882	5,915,182	(71,201)	233,110
Stocks issued under ESPP	148,197	15	614					629
Foreign currency translation adjustment, net				6,729				6,729
Stock based compensation			2,016					2,016
Stock options exercised, grants, termination, and vesting of restricted stock units (net of shares in lieu of taxes)	(19,183)	(2)	(203)					(205)
Net loss					(49,882)			(49,882)
Balance, December 31, 2025	34,923,562	$3,492	$117,106	$(12,000)	$155,000	5,915,182	$(71,201)	$192,397

See summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2025, 2024 and 2023

(In thousands)

	2025	2024	2023

Cash flows from operating activities:
Net (loss) income	$(49,882)	$(126,340)	$7,519
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	18,742	22,322	21,780
Amortization of other long-term assets	21	226	1,754
Amortization of deferred loan fees	1,906	536	254
Gain on disposal of property, plant and equipment	(75)	(1,000)	—
Impairment of assets	25,395	50,414	—
Provision for estimated credit losses	2,360	2,319	1,935
Stock-based compensation	2,016	4,412	6,138
Deferred income taxes	(1,351)	1,452	(9,710)
Changes in liabilities for uncertain tax positions or unrecognized tax benefits	(201)	(1,547)	(508)
Change in equity investment fair value	437	2,356	359
Lease obligations and non-cash lease expense, net	(147)	(37)	256
Unrealized foreign currency transaction (gains) losses	(193)	804	(581)
Changes in assets and liabilities associated with operations, net of business combinations:
Decrease (increase) in receivables	7,697	7,481	(20,278)
Decrease (increase) in inventories	6,287	35,178	(27,315)
Decrease (increase) in income tax receivable/payable	(9)	(3,775)	3,568
(Increase) decrease in prepaid expenses and other assets	(8,638)	(687)	1,269
Increase (decrease) in accounts payable	15,434	3,714	(2,287)
Decrease in customer prepayments	(19,582)	(12,882)	(45,079)
(Decrease) increase in accrued program costs	(17,384)	1,775	7,244
(Decrease) increase in accrued expenses and other payables	(4,024)	17,202	(5,066)
Net cash (used in) provided by operating activities	(21,191)	3,923	(58,748)
Cash flows from investing activities:
Capital expenditures	(3,919)	(7,279)	(11,878)
Proceeds from disposal of property, plant and equipment	477	1,065	242
Acquisitions of business and product line, net of cash acquired	—	—	(5,195)
Intangible assets	(165)	(409)	(186)
Net cash used in investing activities	(3,607)	(6,623)	(17,017)
Cash flows from financing activities:
Payments under line of credit agreement	(223,465)	(294,356)	(172,500)
Borrowings under line of credit agreement	250,134	302,787	259,100
Payment of deferred loan fees	(3,389)	(850)	—
Net receipt from the issuance of common stock under ESPP	629	901	981
Net (payment) receipt from the exercise of stock options	(205)	—	46
Payment from common stock purchased for tax withholding	—	(1,432)	(1,967)
Repurchase of common stock	—	—	(15,539)
Payment of cash dividends	—	(2,510)	(3,384)
Net cash provided by financing activities	23,704	4,540	66,737
Net increase (decrease) in cash	(1,094)	1,840	(9,028)
Effect of exchange rate changes on cash	1,005	(742)	116
Cash at beginning of year	12,514	11,416	20,328
Cash at end of year	$12,425	$12,514	$11,416

See summary of significant accounting policies and notes to the consolidated financial statements.

AMERICAN VANGUARD CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025, 2024 and 2023

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

Transformation – Transformation expenses on the consolidated statements of operations include costs related to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements, as well as pricing and go-to-market strategies. Transformation expenses primarily include costs for consulting services, severance costs relating to the Company’s former CEO, and costs incurred in connection with the staffing and execution of the Company’s transformation initiatives. In addition, the Company has incurred costs associated with write-offs and write downs of certain assets.

Cost of Sales— Cost of sales primarily includes inventory procurement, production, warehousing, handling, and outbound freight. These costs include direct labor, materials, and manufacturing overhead. Depreciation and amortization expense included in cost of sales amounted to $5,255, $5,157, and $6,599 for the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses are recognized as selling expenses in the consolidated statements of operations and were $2,698, $4,111 and $5,736 in 2025, 2024 and 2023, respectively.

Research and Development Expense—Research and development expenses, which are included in research, product development and regulatory, in the consolidated statements of operations were $8,889, $10,933 and $12,347 for the years ended December 31, 2025, 2024 and 2023, respectively

Cash—The Company maintains cash balances that exceed federally insured limits with a number of financial institutions. Cash includes legally restricted deposits held as compensating balances against the credit limit of one of the Company's credit cards. Restricted cash amounted to $500 and $0 at December 31, 2025 and 2024, respectively.

Inventories—Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

The components of inventories, consist of the following:

	2025	2024
Finished products	$148,961	$154,628
Raw materials	27,073	24,664
Total inventories	$176,034	$179,292

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

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized in cost of sales or as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months are not recognized on the consolidated balance sheets, and the related lease expenses are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The related expense was immaterial during the years ended December 31, 2025, 2024, and 2023.

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

The operating leases of the Company do not contain major restrictions or covenants such as those relating to dividends or additional financial obligations. Finance leases are immaterial to the consolidated financial statements. There were no lease transactions with related parties during 2025, 2024 and 2023.

The operating lease expense for the years ended December 31, 2025, 2024 and 2023 was $7,433, $7,687and $7,579, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Additional information related to operating leases are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$7,577	$7,718	$7,333
ROU assets obtained in exchange for new lease liabilities	$3,505	$4,628	$4,466

The weighted-average remaining lease term and discount rate related to the operating leases as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.93	4.49
Weighted-average discount rate	5.16%	4.88%

Future minimum lease payments under non-cancellable operating leases as of December 31, 2025 were as follows:

2026	$6,382
2027	4,549
2028	3,118
2029	2,223
2030	1,459
Thereafter	1,437
Total lease payments	$19,168
Less: imputed interest	(1,782)
Total	$17,386

Amounts recognized in the consolidated balance sheets:
Operating lease liabilities, current	$5,765
Operating lease liabilities, long term	$11,621

Revenue Recognition— The Company recognizes revenue when control of the ordered goods or services are transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Amounts billed for shipping and handling activities after the transfer of control to the customer are considered fulfillment activities and are recognized as revenue. The costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company sells its products mainly to distributors and retailers. In addition, the Company also sells its products direct to end users internationally. The products include insecticides, herbicides, soil fumigants, fungicides and biologicals. In addition, the Company recognizes royalty income related to licensing arrangements which qualify as functional licenses rather than symbolic licenses. These license agreements typically include non-refundable up-front fees and minimum guaranteed royalty payments. These fees are allocated to the performance obligations and recognized as revenue as the performance obligations are met. These performance obligations are typically met at a point in time. Sales-based royalties are not recognized as revenue until the underlying sales have occurred. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	2025	2024	2023
Net sales:
U.S. crop	$221,391	$228,327	$269,229
U.S. non-crop	90,290	82,400	75,287
Total U.S.	311,681	310,727	344,516
International	203,433	236,579	234,855
Total net sales	$515,114	$547,306	$579,371

Beginning January 1, 2025, the Company implemented a new organization structure, as part of its business transformation actions, and began servicing Canadian customers as part of its U.S. Crop business. The associated sales are now reported as U.S. Crop net sales. Canadian sales were reported within international net sales and amounted to $6,300 and $12,268 for the years ended December 31, 2024 and 2023, respectively.

Contract Assets— Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property. At December 31, 2025, the contract assets amounted to $8,250 and are included in other assets on the consolidated balance sheets. The Company did not have any contract assets as of December 31, 2024.

Accrued Program Costs— The Company offers various discounts to customers based on purchases within a defined period, other pricing adjustments, some grower volume incentives or other key performance indicator driven incentives to distributors, retailers or growers, usually at the end of a growing season. The Company describes these payments made to customers as a result of these incentives and discounts as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration which the Company expects to pay to its customers. Depending on the nature of the program, the Company uses either the expected value or most likely amount method for determining the estimated variable consideration. Each quarter the Company compares individual sale transactions with Programs to determine what, if any, Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, the Company adjusts the accumulated accrual to properly reflect the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

Customer Prepayments—From time to time, the Company receives prepayments from customers which are recorded as customer prepayments on the Company’s consolidated balance sheets. The Company does not recognize revenue on any such payments until the customer places binding purchase orders, the goods are shipped, and control is transferred to the customer. Revenue recognized for the years ended December 31, 2025, 2024, and 2023 that were included in the customer prepayments balance at the beginning of 2025, 2024, and 2023 was $52,675, $64,947, and $88,097, respectively. The Company made refunds in the amount of $0 and $613 to customers for the year ended December 31, 2025 and 2024, respectively.

Current Expected Credit Losses— The Company maintains an allowance to cover its Current Expected Credit Losses ("CECL") on its trade receivables, other receivables and contract assets arising from the possible failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables, other receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write off trade receivables when they are deemed uncollectible regarding likely future payments. The vast majority of the Company's trade receivables, other receivables and contract assets are due in less than 365 days. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios is based primarily on geographical location, type of customer and accounts receivables aging. A roll-forward of the allowances for current expected credit losses is presented in supplemental information.

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

The Company recorded impairment charges of the carrying value of long-lived assets of $4,354 and $23,365 for the years ended December 31, 2025 and 2024, respectively. No such impairment charge was recorded for the year ended December 31, 2023.

The Company annually tests goodwill for impairment on October 1, or earlier if triggering events occur. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount that the carrying value exceeds the reporting unit’s fair value. The determination of a reporting units’ fair value includes the Company’s use of a discounted cash flows model and a market approach. Key assumptions in the discounted cash flow include, but are not limited to, discount rates, future net sales growth, gross margins, expenses, capital expenditures, and terminal growth rates. The market approach key assumption relates to the earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples.

As of October 1, 2025, the Company conducted its most recent annual impairment test by quantitatively testing its goodwill which relates entirely to its international reporting unit. Based on the results of the quantitative test, the carrying value of the international reporting unit exceeded its respective fair value by $23,816. As a result, the Company recorded a full impairment charge of its remaining goodwill balance in the amount of $21,040 during the year ended December 31, 2025.

In 2024, the Company conducted its annual goodwill impairment test on October 1, 2024. Based on the results of the quantitative test, the Company concluded that goodwill related to its domestic reporting unit in the amount of $9,131 was fully impaired. The carrying value of the international reporting unit exceed its respective fair value by $17,918. Based on the results of the quantitative test, the Company recorded goodwill impairments in the amount of $9,131 and $17,918 for the domestic and international reporting units during the year ended December 31, 2024, respectively. No impairment loss was recorded in 2023.

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

The Company did not have any significant Level 1 investments as of December 31, 2025. The Company's equity investment in Clean Seed Capital Group Ltd. was a Level 1 investment as of December 31, 2024 (see Note 13 – Equity Investments).

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

The components of basic and diluted earnings per share were as follows:

	2025	2024	2023
Numerator:
Net (loss) income	$(49,882)	$(126,340)	$7,519
Denominator:
Weighted average shares outstanding—basic	28,426	28,059	28,128
Dilutive effect of stock options and grants	—	—	405
Weighted average shares outstanding—diluted	28,426	28,059	28,533

Due to net losses for the years ended December 31, 2025 and 2024, stock options and other grants were excluded from the computation of diluted net loss per share as they would be anti-dilutive. For the year ended December 31, 2023, no stock options or grants were excluded from the computation of diluted net income because none were anti-dilutive. Unvested shares that are considered legally issued are excluded from the computation.

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

Total comprehensive (loss) income—In addition to net (loss) income, total comprehensive (loss) income includes changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, total comprehensive (loss) income consisted of net loss and foreign currency translation adjustments.

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

Stock-based compensation expense recognized is reduced for estimated forfeitures. Estimated forfeitures recognized in the Company’s consolidated statements of operations reduced compensation expense by $41, $67, and $322 for the years ended December 31, 2025, 2024, and 2023, respectively. The Company estimates that 20.6% of restricted stock grants and performance-based restricted shares and 13.7% of stock option grants that are currently subject to vesting will be forfeited. These estimates are reviewed quarterly and revised as necessary.

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

Recently Adopted Accounting Guidance—In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 4.

Recently Issued Accounting Guidance—In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", and in January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

(2) Property, Plant and Equipment

Property, plant and equipment at December 31, 2025 and 2024 consist of the following:

	2025	2024	Estimated useful lives
Land	$2,761	$2,755
Buildings and improvements	20,494	21,124	10 to 40 years
Machinery and equipment	149,715	146,662	3 to 25 years
Office furniture, fixtures and equipment	5,799	5,201	3 to 10 years
Automotive equipment	910	1,039	5 to 20 years
Construction in progress	2,094	2,299
Total gross value	181,773	179,080
Less accumulated depreciation	(128,737)	(120,911)
Total net value	$53,036	$58,169

Domestic	$50,034	$54,643
International	3,002	3,526
Total net value	$53,036	$58,169

For the years ended December 31, 2025, 2024 and 2023, the Company’s aggregate depreciation expense related to property, plant and equipment was $6,692, $8,983 and $8,352, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company disposed fully depreciated assets in the amount of $1,134, $876, and $4,056, respectively. For the year ended December 31, 2025, the Company recorded impairment charges related to specific fixed assets that support its PCNB product line manufacturing in the amount of $2,552, and in 2024, the Company recorded impairment charges relating to its investment in its SIMPAS assets in the amount of $14,020. Interest capitalized amounted to $85, $396 and $567 for the years ended December 31, 2025, 2024 and 2023, respectively.

(3) Long-Term Debt

Long-term debt of the Company at December 31, 2025 and 2024 is summarized as follows:

	2025	2024
Senior credit facility	$174,000	$147,332
Less deferred loan fees	(3,015)	(1,532)
	$170,985	$145,800

The Company and certain of its affiliates were parties to a senior credit facility agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as "Borrowers", on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement initially consisted of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and had a maturity date of August 5, 2026. The Credit Agreement has underwent twelve amendments since 2021.

Under the Credit Agreement, revolving loans bore interest at a variable rate based, at borrower’s election with proper notice, on either (i) SOFR plus 0.1% per annum and the “Applicable Margin” or (ii) the greater of (x) the Prime Rate, (y) the Federal Funds Rate plus 0.5%, and (z) the Daily One-Month SOFR Rate plus 1.10%, plus, in the case of (x), (y) or (z), the Applicable Margin (“Adjusted Base Rate Revolver Loan”). Interest payments for SOFR Revolver Loans were payable on the last day of each interest period (either one-, three- or nine- months, as selected by the Company) and the maturity date, while interest payments for Adjusted Base Rate Revolver Loans were payable on the last business day of each month and the maturity date.

On August 18, 2025, AMVAC, as borrower, and affiliates (including Registrant), as guarantors and/or borrowers, entered into Amendment Number Twelve (the “Amendment”) to the Credit Agreement. The Amendment extended the maturity date of the Credit Agreement from August 5, 2026, to December 31, 2026, and amended the borrowing capacity under the revolving credit facility to $245,000 through November 29, 2025, then $225,000 until December 30, 2025, then $200,000 until March 31, 2026 and then $180,000 through December 31, 2026. The Amendment also included additional changes to the Credit Agreement, including: (i) amending the applicable margins for the applicable interest rates and unused line fee and letter of credit fee; (ii) adding a year-to-date Consolidated EBIDTA requirement of $4,500 as of June 30, 2025, $9,500 as of September 30, 2025 and $35,000 as of December 31, 2025 and a TTM Consolidated EBITDA requirement of not less than $37,500 as of March 31, 2026; (iii) requiring the Company to make prepayments on the loans once the Company’s cash balance exceeds a threshold; and (iv) suspending the Total Leverage Ratio covenant until June 30, 2026 and then applying a fiscal quarter end ratio of 4.00:1.00.

On March 13, 2026, AMVAC, as borrower, and affiliates (including Registrant), as guarantors, entered into two loan agreements that, in effect, entirely refinanced the previously existing Credit Agreement. The first is a Credit and Guaranty Agreement with Wilmington Trust, National Association, as administrative agent, and a group of lenders led by Centerbridge Partners, L.P., under the terms of which lenders provide a senior, secured term loan in the aggregate principal amount of $225,000 (the "First Priority Term Loan"). The First Priority Term Loan includes a five-year term, initial interest at SOFR (minimum of 3.0%) + 8.25 (with three potential stepdowns of 50bps each upon achievement of 1X, 1.5X and 2.0X inside closing net leverage ratio), amortization of 1.0% per annum, a no-call provision in year one (with potential for full repayment thereafter with additional exit fees), and two financial covenants - namely, a) a first lien debt-to-EBITDA ratio starting at 6.7X and stepping down to 4.0X by the fourth quarter of 2028, and b) a minimum liquidity requirement ranging from $20,000 to $45,000 on a monthly schedule through the fourth quarter of 2027, and increasing to $50,000 in January of 2028 and thereafter. Borrower may repay up to $35,000 per annum without incurring premium interest.

The second is a Credit and Guaranty Agreement with BMO Bank, N.A., as agent, and other lenders, under the terms of which lenders provide a second priority term loan in the aggregate principal amount of $60,000 (the "Second Priority Term Loan"). The Second Priority Term Loan is subordinate to the First Priority Term Loan, includes a five-year term, initial interest at SOFR + 2.0, amortization of 10% per annum starting in the third quarter of 2027, no prepayment penalty and no financial covenants.

The interest rate on December 31, 2025, was 9.11%. Interest incurred, including amortization of deferred loan fees, was $18,452, $16,054, and $12,391 for the years ended December 31, 2025, 2024 and 2023, respectively.

Substantially all the Company’s assets are pledged as collateral under the Credit and Guaranty Agreement. The Company is also prevented from paying cash dividends to shareholders or making repurchases of its capital stock.

(4) Income Taxes

The provision for income taxes are:

	2025	2024	2023
Current:
Federal	$(367)	$(1,131)	$8,038
State	6	(271)	1,211
Foreign	4,445	5,629	3,238
	4,084	4,227	12,487
Deferred:
Federal	(352)	783	(6,263)
State	99	1,208	(1,029)
Foreign	(1,152)	(336)	(2,417)
	(1,405)	1,655	(9,709)
Total	$2,679	$5,882	$2,778

The table below provides the updated requirements of ASU 2023-09 for 2025. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to income before income tax expense, as a result of the following:

	2025
	Amount	Percentage
Computed tax expense at statutory federal rates	(9,912)	21.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit (1)	115	-0.2%
Foreign tax effects:
Panama
Other	(518)	1.1%
Nicaragua
Change in Valuation Allowance	845	-1.8%
Other	181	-0.4%
Brazil
Foreign Rate Differential	(1,139)	2.4%
Goodwill Impairment	2,882	-6.1%
Other	142	-0.3%
Australia
Goodwill Impairment	700	-1.5%
Other	(59)	0.1%
Costa Rica
Foreign Rate Differential	(858)	1.8%
Goodwill Impairment	2,809	-6.0%
Other	88	-0.2%
Other foreign jurisdictions	512	-1.1%
Effect of cross-border tax laws:
Subpart F Income	648	-1.4%
Tax credits
Research and development ("R&D") credits	(171)	0.4%
Changes in valuation allowance	5,463	-11.6%
Nontaxable or nondeductible items:
Equity compensation	573	-1.2%
Other	362	-0.8%
Changes in unrecognized tax benefits	(115)	0.2%
Other adjustments:
Return to provision	(159)	0.3%
Other	290	-0.6%
Total	2,679	-5.9%

(1) State taxes in Illinois, Alabama, Florida, Minnesota, Pennsylvania, Louisiana, California, and North Carolina made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to income before income tax expense, as a result of the following:

	2024	2023
Computed tax expense at statutory federal rates	$(25,296)	$2,162
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit	(3,117)	756
Unrecognized tax benefits	(191)	(585)
Income tax credits	(288)	(720)
Foreign tax rate differential	(2,599)	1,025
Stock based compensation	685	219
Global intangible low-taxed income	—	685
Change in valuation allowance	29,730	1,376
Return to provision	(1,189)	158
Nondeductible expenses / (tax deductions)	2,161	(327)
Gross receipts taxes	398	425
Goodwill impairment	6,471
IP migration	—	(2,455)
Other	(883)	59
Total	$5,882	$2,778

(Loss) income before provision for income taxes is as follows:

	2025	2024	2023
Domestic	$(36,290)	$(103,918)	$6,672
International	(10,913)	(16,540)	3,625
Total	$(47,203)	$(120,458)	$10,297

Temporary differences between the consolidated financial statements’ carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred tax liability at December 31, 2025 and 2024 relate to the following:

	2025	2024
Deferred tax assets
Inventories	$6,083	$9,322
Program accrual	8,790	10,486
Vacation pay accrual	685	682
Accrued bonuses and severance	860	882
Bad debt expense	3,323	2,550
Stock compensation	620	1,047
Domestic NOL carryforward	9,319	4,604
Foreign NOL carryforward	7,180	6,297
Tax credits	1,892	1,794
Lease liability	3,578	5,078
Accrued expenses	527	678
Accrued product liability	1,858	—
Unrealized foreign exchange loss	1,152	2,521
Capitalized R&D costs	5,384	7,587
Disallowed interest expense	7,964	3,670
Other	1,298	—
Deferred tax assets	60,513	57,198
Less valuation allowance	(41,386)	(33,855)
Deferred tax assets, net	$19,127	$23,343
Deferred tax liabilities
Plant and equipment	$(19,346)	$(22,686)
Lease assets	(3,414)	(4,895)
Prepaid expenses	(1,881)	(1,809)
Other	—	(700)
Deferred tax liabilities	$(24,641)	$(30,090)

Total net deferred tax liabilities	$(5,514)	$(6,747)

Certain 2024 balances were reclassified to conform with the 2025 presentation.

As of December 31, 2025, the Company maintained a full valuation allowance against its net deferred income tax assets related to the Company’s operations in the United States, Brazil, Dominican Republic, Honduras, Nicaragua, Hong Kong, Spain, and Ukraine totaling $41,386. The valuation allowance increased by $7,531 for the year ended December 31, 2025, of which $308 relates to unrealized foreign exchange gains and foreign currency translation included in other comprehensive (loss) income for 2025, and $7,839 included in the provision for income taxes for 2025. As of December 31, 2024, the Company maintained a full valuation allowance against the net deferred income tax assets related to the Company’s operations in the United States, Brazil, Dominican Republic, Honduras, Hong Kong, Spain, and Ukraine totaling $33,855.

Gross foreign NOLs related to the Company's foreign operations were $22,231 and $19,577, for the years ended December 31, 2025 and 2024, respectively. Substantially all of the Company’s foreign NOLs can be carried forward indefinitely.

Gross domestic federal and state NOLs available across all jurisdictions in which we operate were $76,166 and $30,062 as of December 31, 2025 and 2024, respectively. The Company’s federal NOL can be carried forward indefinitely and is subject to annual limitations in accordance with IRC Section 382. The Company’s state NOLs expire over varying intervals in the future and are subject to annual limitations in accordance with IRC Section 382.

The following is a roll-forward of the Company’s total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31, 2025 and 2024 included in other liabilities on the Company’s consolidated balance sheets:

	2025	2024
Balance at beginning of year	$903	$1,796
Additions for tax positions related to the current year	97	63
Additions for tax positions related to the prior years	48	—
Reduction for tax positions related to the prior years	(235)	(995)
Effect of exchange rate changes	—	39
Balance at end of year	$813	$903

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s consolidated financial statements. As of December 31, 2025 and 2024, the Company incurred $138 in both years in interest and penalties related to unrecognized tax benefits on its consolidated balance sheets.

The Company believes it is more likely than not that the deferred assets detailed in the table above, exclusive of those in the United States, Brazil, Dominican Republic, Honduras, Nicaragua, Hong Kong, Spain, and Ukraine with the previously mentioned full valuation allowances, will be realized in the normal course of business. It is the intent of the Company that undistributed earnings of foreign subsidiaries that amounted to $102,873 at December 31, 2025, are permanently reinvested. Determination of the unrecognized deferred tax liability is not practical due to the complexities of a hypothetical calculation.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to Internal Revenue Service (“IRS”) examination for the 2022 through 2024 tax years. State income tax returns are subject to examination for the 2021 through 2024 tax years. The Company has foreign income tax returns subject to examination.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company has accounted for the impact of the new legislation during the year ended December 31, 2025 and the impact is not material to the results of operations.

Beginning in 2022, The Tax Cuts and Jobs Act of 2017 ("TCJA"), requires taxpayers to capitalize and amortize research and development expenditures pursuant to Internal Revenue Code, or IRC, Section 174. The enactment of the OBBBA repealed IRC Section 174 for tax years beginning after December 31, 2024. As of December 31, 2024, IRC Section 174 resulted in increases in the Company’s deferred tax asset balance of $7,587. There was an increase in cash tax payments in the amount of $1,431 for the year ended December 31, 2024.

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

Delaware DBCP Cases

Chavez & Marquinez. Two cases were filed independently in 2012 by the same law firm (HendlerLaw, P.C.) in Louisiana and Delaware involving claims on behalf of banana workers for personal injury allegedly arising from exposure to DBCP. Through several years of law and motion practice, the number of plaintiffs in the actions has been reduced from about 2,750 to 290 banana workers from Costa Rica, Ecuador, Guatemala and Panama, and both cases have been consolidated before the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695 & 00697). Discovery commenced in 2018 and has consisted largely of seeking medical examinations from the remaining plaintiffs. In December 2022, defendants in this matter filed a motion for summary judgment against the Ecuadorian plaintiffs under the theory that the statute of limitations for negligence barred the action. In January 2024, the court denied defendants’ motion for summary judgment on the basis of “the most analogous case” doctrine. After further dismissals by plaintiffs’ counsel, about 40 claimants remain in the action. Trial dates have been tentatively scheduled for the first half of 2026 in groups of ten. On December 21, 2025, defendants, including AMVAC, brought motions for summary judgment against all claimants for various reasons, including, in the case of AMVAC, that no claimant had been able to testify under oath that he had ever heard of AMVAC or had been exposed to the Company’s product. At this stage in the proceedings, the Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for these matters.

Other Matters

Pitre etc. v. Agrocentre Ladauniere et al. On February 11, 2022, a strawberry grower named Les Enterprises Pitre, Inc. filed a complaint in the Superior Court, District of Labelle, Province of Quebec, Canada, entitled Pitre, etc. v. Agrocentre Ladauniere, Inc. etal, including Amvac Chemical Corporation, seeking damages in the amount of approximately $5,000 arising from stunted growth of, and reduced yield from, its strawberry crop allegedly from the application of Amvac’s soil fumigant, Vapam, in spring of 2021. Examinations of plaintiff were held in mid-August 2022, during which plaintiff in effect confirmed that he had planted his seedlings before expiration of the full time interval following product application (as per the product label), that he had failed to follow the practice of planting a few test seedlings before planting an entire farm, and that he had placed his blind trust in his application adviser on all manner of timing and rate. An examination of the Company’s most knowledgeable witness took place in April 2024. Follow-up undertakings (discovery requests) continued thereafter. A trial date has been set to take place in about three years. The Company believes that the claims have no merit and intends to defend the matter. At this stage in the proceedings, there is not sufficient information to form a judgment as to either the probability or amount of loss; thus, the company has not set aside a reserve in connection with this matter.

Marathon Product Recall Matter. Beginning early in the second quarter of 2025, the Company received customer complaints alleging injury to ornamental plants from the application of up to four lots (having a value of about $350) of granular insecticide sold by Company subsidiary OHP Inc. for use on potted plants and hanging baskets. As acknowledged by the third-party formulator, Turf Care Supply (“TCS”), the lots in question, or a subset thereof, were out of specification and (although not known to the Company at time of sale or use) contained trace amounts of herbicide residues from a contaminated production line at that formulator’s facility. After having issued a stop sale and stop use notice for the subject lots to the distribution channel, the Company began a process of aggregating and validating customer claims and recalling unused products. At this stage, 272 parties have submitted claims, totaling $9,063 in estimated damages. To date, the Company has validated 57 claims amounting to approximately $2,050, starting with those for which the most complete support had been provided by claimants. The Company made payments in the amount of approximately $1,414 as of December 31, 2025. Based upon the adequacy of documentation for claims validated to date, we believe that the remaining unvalidated claims are likely to be validated and that a loss related to these claims is probable and can be reasonably estimated. As a result, the Company recorded a liability in the amount of $7,649 at December 31, 2025 related to unpaid claims received.

Both the Company and the third-party formulator have notified their insurance carriers of the claim. The Company’s product liability policy includes a $5,000 deductible, while the formulator’s policy has a $0 deductible. It is not yet clear to the Company which types of claims will be compensable by the insurance carriers or the extent to which either or both carriers might respond to these claims. The parties met in a mediation that was held on January 7, 2026, which did not lead to a resolution. Consequently, the Company has filed an action against TCS and its private equity sponsor in the Court of Common Pleas, County of Medina, Ohio seeking damages for, among other things, breach of contract and negligent misrepresentation.

Region 9, Notice of Violation re: FPAS. On November 25, 2024, EPA Region IX issued to American Vanguard Chemical Corporation a letter requesting that AMVAC show cause why a civil penalty should not be assessed with respect to allegations that, from 2020 through 2023, AMVAC violated Section 12(a)(2)(N) of FIFRA by exporting 18 unregistered pesticides to foreign purchasers in 14 countries without submitting a Foreign Purchaser Acknowledgement Statement (“FPAS”) from each foreign purchaser to EPA, as required by 40 C.F.R. § 168.75(c). The Company continues to discuss this matter with EPA and has entered into a tolling agreement with the agency to extend the time for resolution through March 2026. At this stage, the Company believes that a loss is probable and has set a reserve in an amount that is not material to its financial statements.

(6) U.S. Employee Deferred Compensation and Stock Purchase Plans

The Company maintains a deferred compensation plan (“the Plan”) for all eligible employees. The Plan calls for each eligible employee, at the employee’s election, to participate in an income deferral arrangement under Internal Revenue Code Section 401(k). The plan allows eligible employees to make contributions, which cannot exceed 100% of compensation, or the annual dollar limit set by the Internal Revenue Code. The Company matches the first 5% of employee contributions. The Company’s contributions to the Plan amounted to $2,210, $2,525 and $2,507 in 2025, 2024 and 2023, respectively.

During 2001, the Company’s Board of Directors adopted the AVD Employee Stock Purchase Plan (the “ESPP Plan”). The Plan allows eligible employees to purchase shares of common stock through payroll deductions at a discounted price. An original aggregate number of approximately 1,000,000 shares of the Company’s Common Stock, par value $0.10 per share (subject to adjustment for any stock dividend, stock split or other relevant changes in the Company’s capitalization) were allowed to be sold pursuant to the Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The Plan allows for purchases in a series of offering periods, each six months in duration, with new offering periods (other than the initial offering period) commencing on January 1 and July 1 of each year. The initial offering period commenced on July 1, 2001. Pursuant to action taken by the Company’s Board of Directors on December 10, 2010, the expiration of the Plan was extended to December 31, 2013. The Plan was amended and restated on June 30, 2011, following stockholders’ ratification of the extended expiration date. The Plan was amended as of June 6, 2018, following stockholders’ ratification of a ten-year extension to the expiration date (which now stands at December 31, 2028). Under the Plan, as amended as of June 6, 2018, 995,000 shares of the Company’s common stock were authorized. As of December 31, 2025 and 2024, 200,951 and 349,148 shares, respectively, remained available under the plan. The expense recognized under the Plan was immaterial during the years ended December 31, 2025, 2024 and 2023, respectively.

Shares of common stock purchased through the Plan in 2025, 2024 and 2023 were 148,197, 92,767 and 50,025, respectively.

(7) Major Customers

In 2025, there were three customers that accounted for 13%, 12% and 12%, of the Company’s consolidated sales. In 2024, there were three customers that accounted for 14%, 13% and 11%, of the Company’s consolidated sales. In 2023, there were three customers that accounted for 15%, 14% and 8%, of the Company’s consolidated sales.

The Company primarily sells its products to distributors, buying cooperatives, other co-operative groups and, in certain territories, end users, and extends credit based on an evaluation of the customer’s financial condition. The Company had three significant customers who each accounted for approximately 8%, 5% and 4% of the Company’s receivables as of December 31, 2025. The Company had three significant customers who each accounted for approximately 5%, 3% and 3% of the Company’s receivables as of December 31, 2024. The Company has long-standing relationships with its customers and considers its credit risk associated with its domestic business for accounts receivable to be insignificant.

The Company’s receivables, excluding allowances for expected credit losses, by geography as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Domestic receivables	$90,530	$71,794
International receivables	81,714	107,139
Total receivables	$172,244	$178,933

International sales by territory based on customer location for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
South and Central America	$119,047	$118,159	$117,727
Mexico	43,244	48,463	49,800
Asia	28,397	34,123	28,071
Australia & New Zealand	15,718	21,687	19,712
Canada	8,759	8,513	12,268
Africa	1,364	5,646	3,715
Europe	1,825	1,893	2,208
Middle East	732	739	1,354
Total international net sales	$219,086	$239,223	$234,855

(8) Product and Business Acquisitions

The Company did not complete any product and business acquisitions during the years ended December 31, 2025 and 2024.

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

(9) Intangible Assets and Goodwill

The following schedule represents intangible assets recognized in connection with product acquisitions (See Note 1 for the Company’s accounting policy regarding intangible assets):

Amount
Intangible assets at January 1, 2023	$184,664
Additions during fiscal 2023	941
Impact of movement in exchange rates	177
Amortization expense	(13,274)
Intangible assets at December 31, 2023	172,508
Measurement period adjustment	1,696
Additions during fiscal 2024	418
Impact of movement in exchange rates	(1,441)
Amortization expense	(13,339)
Asset impairment	(9,345)
Intangible assets at December 31, 2024	150,497
Additions during fiscal 2025	1,280
Impact of movement in exchange rates	894
Amortization expense	(12,123)
Asset impairment	(1,802)
Intangible assets at December 31, 2025	$138,746

Goodwill at January 1, 2023	$47,010
Additions during fiscal 2023	2,949
Impact of movement in exchange rates	1,240
Goodwill at December 31, 2023	51,199
Measurement period adjustment	(1,339)
Impact of movement in exchange rates	(3,110)
Goodwill impairment	(27,049)
Goodwill at December 31, 2024	19,701
Impact of movement in exchange rates	1,339
Goodwill impairment	(21,040)
Goodwill at December 31, 2025	$—

The Company recorded intangible asset impairment charges related to its Diflubenzuron and PCNB products in the amount of $1,802 during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded impairment charges related to its SIMPAS precision application technology platform, two of its herbicide products and one of its fungicide products in the amount of $9,345.

The Company recorded $21,040 and $27,049 in goodwill impairment charges for the year ended December 31, 2025 and 2024, respectively.

The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2025 and 2024. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 28 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the consolidated statements of operations.

	2025			2024
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$262,649	$149,576	$113,073	$260,928	$138,090	$122,838
Trademarks	38,808	15,842	22,966	38,475	14,375	24,100
Customer lists	12,328	9,621	2,707	11,874	8,315	3,559
Total intangibles assets	$313,785	$175,039	$138,746	$311,277	$160,780	$150,497

Domestic intangible assets	173,898	109,885	64,013	172,755	102,347	70,408
International intangible assets	139,887	65,154	74,733	138,522	58,433	80,089
Total intangibles assets - domestic and international	$313,785	$175,039	$138,746	$311,277	$160,780	$150,497

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2026	$12,210
2027	11,590
2028	10,659
2029	10,347
2030	10,203
Thereafter	83,737
$138,746

The following schedule represents the balance of goodwill at December 31, 2025 and 2024:

	2025	2024
Domestic	$—	$—
International	—	19,701
Total goodwill, domestic and international	$—	$19,701

(10) Commitments

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials total approximately $7,800 as of December 31, 2025. Since the majority of our minimum obligations under these contracts are over the length of the contract on a year-by-year basis, the Company is unable to determine the periods in which these obligations could be payable under these contracts. However, the Company intends to fulfill the obligations associated with these contracts through its purchases during the normal course of business.

(11) Equity Plan Awards

Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock, options to purchase common stock, and other forms of equity. As of December 31, 2025, the number of securities remaining available for future issuance under the Plan is 1,331,761.

The below tables illustrate the Company’s stock-based compensation, unamortized stock-based compensation, and remaining weighted average period for the years ended December 31, 2025, 2024 and 2023. This projected expense will change if any stock options and restricted stock are granted or cancelled prior to the respective reporting periods, or if there are any changes required to be made for estimated forfeitures.

	Stock-Based Compensation	Unamortized Stock-Based Compensation	Remaining Weighted Average Period (years)
December 31, 2025
Options	$229	$274	1.1
Restricted Stock	1,223	931	2.5
Unrestricted Stock	597	233	0.4
Performance-Based Restricted Stock	(33)	278	2.3
Total	$2,016	$1,716
December 31, 2024
Options	$314	$686	2.1
Restricted Stock	2,499	2,595	2.1
Unrestricted Stock	596	270	0.4
Performance-Based Restricted Stock	1,003	909	2.0
Total	$4,412	$4,460
December 31, 2023
Restricted Stock	$4,830	$6,593	1.8
Unrestricted Stock	520	217	0.4
Performance-Based Restricted Stock	788	2,500	1.8
Total	$6,138	$9,310

Restricted and Unrestricted Stock

A summary of nonvested restricted and unrestricted stock is presented below:

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	431,225	$17.20	686,185	$21.24	742,050	$18.86
Granted	143,346	4.67	238,585	7.65	306,515	20.31
Vested	(284,961)	13.42	(348,934)	17.65	(319,751)	14.90
Forfeited	(29,105)	20.92	(144,611)	19.55	(42,629)	20.61
Nonvested shares at December 31st	260,505	$14.03	431,225	$17.20	686,185	$21.24

The total grant-date fair value of stocks vested during the years ended December 31, 2025, 2024, and 2023 were $3,823, $6,158, and $4,763, respectively.

Performance-Based Restricted Stock

A summary of nonvested performance-based stock is presented below:

	December 31, 2025		December 31, 2024		December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1st	251,628	$7.90	263,325	$21.37	318,699	$18.05
Granted	—	—	177,010	2.13	94,028	21.51
Change based on performance achievement	(52,122)	16.29	(49,806)	19.81	(58,827)	14.73
Vested	(990)	21.51	(80,570)	21.51	(86,188)	13.99
Forfeited	(10,622)	21.98	(58,331)	22.23	(4,387)	17.67
Nonvested shares at December 31st	187,894	$4.70	251,628	$7.90	263,325	$21.37

The total grant-date fair value of stocks vested during the years ended December 31, 2025, 2024, and 2023 were $21, $1,733, and $1,206, respectively.

Performance Based Restricted Stock Granted in 2025—There were no performance based shares issued during the year ended December 31, 2025.

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

Performance Based Restricted Stock Granted in 2022—During 2025, the Company concluded that none of the performance based restricted stock granted in 2022 vested as the underlying performance measures were not met.

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

In 2024, the Company granted incentive stock options to employees and recorded an expense of $314. In 2025, the Company recorded an expense of $229 related to the incentive stock options granted in 2024. As of December 31, 2025, there were 70,778 outstanding stock options that are vested and exercisable. In 2023, no stock options were granted.

Incentive Stock Option Plans

Activity of the incentive stock option plans:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, January 1, 2023	68,896	$11.49
Options exercised	(4,024)	11.49
Balance outstanding, December 31, 2023	64,872	$11.49
Options granted	253,853	10.28
Options exercised	—	—
Options expired	(64,872)	11.49
Balance outstanding, December 31, 2024	253,853	$10.28
Options granted	—	—
Options exercised	—	—
Options expired	(51,782)	10.28
Balance outstanding, December 31, 2025	202,071	$10.28

All the incentive stock options outstanding as of December 31, 2025 have an exercise price per share of $10.28 and a remaining life of 58 months.

Performance Incentive Stock Option Plan

Activity of the performance incentive stock option plan:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance outstanding, January 1, 2023	81,808	$11.49
Options granted	337,542	$10.28
Options expired	(81,808)	$11.49
Options forfeited	(166,884)	10.28
Balance outstanding, December 31, 2024	170,658	$10.28
Options granted	—	—
Options expired	—	—
Options forfeited	(15,705)	10.28
Balance outstanding, December 31, 2025	154,953	$10.28

All the performance incentive stock options outstanding as of December 31, 2025 have an exercise price per share of $10.28 and a remaining life of 58 months.

The total intrinsic value of options exercised during 2025, 2024, and 2023 was $0, $0, and $35, respectively. Cash received from stock options exercised during 2025, 2024, and 2023 was $0, $0, and $46, respectively. Of the outstanding options, 94,794 are vested and the intrinsic value amounted to $0 as of December 31, 2025.

(12) Accumulated Other Comprehensive Loss

The following table lists the beginning balance, annual activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Balance, January 1, 2023	$(12,182)
Foreign currency translation adjustment, net of tax effects of ($277)	6,219
Balance, December 31, 2023	(5,963)
Foreign currency translation adjustment, net of tax effects of $198	(12,766)
Balance, December 31, 2024	(18,729)
Foreign currency translation adjustment, net of tax effects of ($53)	6,729
Balance, December 31, 2025	$(12,000)

(13) Equity Investments

In February 2016, AMVAC BV made an equity investment of $3,283 in Biological Products for Agriculture (“Bi-PA”). Bi-PA develops biological plant protection products that can be used for the control of pests and disease of agricultural crops. As of December 31, 2025, 2024 and 2023, the Company’s ownership position in Bi-PA was 15%. Since this investment does not have readily determinable fair value, the Company has elected to measure the investment at cost less impairment, if any, and to record an increase or decrease for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of Bi-PA. The Company periodically reviews the investment for possible impairment and concluded in the fourth quarter of 2024 that its investment in Bi-PA is fully impaired. As a result, the Company recorded an impairment charge in the amount of $2,884 during the year ended December 31, 2024. Total cumulative impairment charges amounted to $0, $3,283, and $399 as of December 31, 2025, 2024, and 2023.

On April 1, 2020, AMVAC purchased 6,250,000 shares, an ownership of approximately 8%, of common stock of Clean Seed Capital Group Ltd. The shares are publicly traded, have a readily determinable fair value, and are considered a Level 1 investment. The fair value of the stock amounted to $501 and $938 as of December 31, 2025 and 2024, respectively. The Company recorded a loss of $437 for the year ended December 31, 2025, a gain of $513 for the year ended December 31, 2024, and a loss of $359 for the year ended December 31, 2023. The investment is included within other assets on the consolidated balance sheets. The Company initially invested $1,190 to purchase its stock in Clean Seed Capital Group Ltd. Since that time, the Company has recorded net losses in the amount of $689.

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

The shares and respective amount are recorded as treasury shares on the Company’s consolidated balance sheets. The table below summarized the number of shares of the Company's common stock that were repurchased during the years ended December 31, 2025. No shares were repurchased in 2025 or 2024.

Year ended	Total number of shares purchased	Average price paid per share	Total amount paid
December 31, 2025	—	$—	$—
December 31, 2024	—	$—	$—
December 31, 2023	885,290	$17.55	$15,539

Pursuant to Amendments Number Six, Seven, and Eight to the Third Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

(15) Supplemental Cash Flows Information

	2025	2024	2023
Supplemental cash flow information:
Cash paid during the year for:
Interest	$16,767	$15,585	$11,902
Income taxes, net	$3,944	$8,762	$9,428
Non-cash transactions:
Cash dividends declared and included in accrued expenses	$—	$—	$834

	2025	2024	2023
Reconciliation of unrestricted cash and restricted cash reported in the consolidated balance sheets
Unrestricted cash	$11,925	$12,514	$11,416
Restricted cash	500	—	—
Total cash	$12,425	$12,514	$11,416

The following tables present cash paid for income taxes, net of refunds received, by jurisdiction:	2025
	Amount	Percentage
Worldwide
Federal	569	14.42%
State	(143)	-3.63%
Foreign	3,518	89.21%
Total	3,944	100.00%

State	Amount	Percentage
Other	(143)	100.00%
Total State	(143)	100.00%

Foreign	Amount	Percentage
Netherlands	926	26.31%
Mexico	1,074	30.52%
Nicaragua	391	11.12%
Australia	390	11.09%
India	349	9.91%
Other	388	11.04%
Total Foreign	3,518	100.00%

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

	2025	2024	2023
Net sales	$515,114	$547,306	$579,371
Cost of sales:
Material and other costs	(323,939)	(381,784)	(354,580)
Warehousing, handling, and outbound freight	(43,614)	(45,205)	(45,627)
Total cost of sales	(367,553)	(426,989)	(400,207)
Gross profit	147,561	120,317	179,164
Operating expenses
Selling, general and administrative	(110,633)	(119,634)	(116,887)
Research, product development and regulatory	(23,161)	(32,662)	(38,025)
Product liability claims	(9,730)	—	—
Transformation	(7,187)	(20,162)	(957)
Asset impairment charges	(25,395)	(50,414)	—
Gain from sale of assets	249	1,000	—
Operating (loss) income	(28,296)	(101,555)	23,295
Change in fair value of equity investments, net	(437)	(2,356)	(359)
Interest and other expenses, net	(18,470)	(16,547)	(12,639)
(Loss) income before provision for income taxes	(47,203)	(120,458)	10,297
Provision for income taxes	(2,679)	(5,882)	(2,778)
Net (loss) income	$(49,882)	$(126,340)	$7,519

Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

(17) Subsequent event

On March 13, 2026, Management approved a plan to substantially reduce the production activities at its manufacturing facility in Los Angeles and transfer these production activities to its Axis or Marsing facilities as part of its broader transformation plan to reduce production overcapacities and related operating costs. This transfer is expected to be completed by the second quarter of 2026. The Company estimates that in connection with the plant reduction, it will incur one-time pre-tax charges of approximately $8,000 to $10,000, which includes approximately $4,000 in non-cash asset impairments, $2,000 in waste disposal costs, and $2,000 to $4,000 in other costs.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, periodically evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, as of December 31, 2025, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the Company’s internal controls over financial reporting based on a framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, management believes that as of December 31, 2025, the Company’s internal control over financial reporting is effective.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended December 31, 2025, included in the Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Their report is included herein.

Remediation of Previously Reported Material Weakness

As previously reported in the Company’s Annual Report on Form 10-K for fiscal year ended October 31, 2024, Management identified the following material weaknesses in internal control over financial reporting:

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
•
Management also identified a deficiency that constituted a material weakness related to the review of customer agreements related to the accrued program costs and customer prepayments balances. The Company did not perform a sufficiently precise review in order to appropriately consider all agreed-upon terms with customers in its determination of the accrued program costs and customer prepayments balances.

During fiscal year 2025, Management implemented its remediation plan that included the following measures:

•
Enhanced the oversight, reporting lines and authorities, and accountability processes within its finance organization and including improved training, additional personnel with appropriate skillsets, dedicated personnel regarding risk assessment, and more comprehensive supervisory processes.
•
Implemented additional resources to mitigate risks and facilitate a timely financial close process including enhancing policies and procedures including appropriate changes to the segregation of duties within AgNova.
•
Enhanced its risk assessment process to ensure it is sufficiently robust to identify and analyze significant events affecting its business, including the impact of these events on the timely completion of its financial statements and SEC filings.
•
Added dedicated personnel to enhance the review process of agreed upon terms related to the accrued program costs and customer prepayments balances to ensure it is sufficiently precise to identify changes that may impact the balances.

Management has concluded that these material weaknesses have been remediated as of December 31, 2025. The applicable controls have been in place and operated for a sufficient period of time and management concluded, through testing, that these controls were operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraph, during the most recent fiscal quarter of Fiscal 2025, no change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
American Vanguard Corporation
Newport Beach, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of American Vanguard Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of American Vanguard Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.

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

March 16, 2026

AMERICAN VANGUARD CORPORATION

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

AMERICAN VANGUARD CORPORATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We adopted a written code of business conduct that applies to our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted under “Governance Documents” on the Investor Relations section of our website, www.american-vanguard.com. To the extent required by applicable rules adopted by the SEC and the NYSE, we intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, in this section of our website at www.american-vanguard.com. None of the websites referenced in this Annual Report or the information contained therein is incorporated herein by reference.

The remaining information required by this Item 10 of Form 10-K will be included in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

AMERICAN VANGUARD CORPORATION

PART IV

ITEM 15 FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

1.
Financial Statements. The consolidated financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.
Financial Statement Schedules: Schedule II-A
3.
Exhibit Index

AMERICAN VANGUARD CORPORATION

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Current Expected Credit Losses (in thousands)

	Balance at		Foreign	Balance at
Fiscal Year Ended	Beginning of Period	Additions	exchange impact	End of Period
December 31, 2025	$9,170	2,360	203	$11,733
December 31, 2024	$7,107	2,248	(185)	$9,170
December 31, 2023	$5,136	1,935	36	$7,107

Deferred Tax Assets Valuation Allowance (in thousands)

	Balance at	Additions Charged to		Balance at
Fiscal Year Ended	Beginning of Period	Net Income (Loss)	Other Comprehensive (Gain) Loss	End of Period
December 31, 2025	$33,855	$7,839	$(308)	$41,386
December 31, 2024	$3,317	$29,730	$808	$33,855
December 31, 2023	$3,853	$1,376	$(1,912)	$3,317

See accompanying report of independent registered public accounting firms on page 29 of this annual report.

AMERICAN VANGUARD CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.21

Amendment Number Ten to the Third Amended and Restated Loan and Security Agreement dated as of May 7, 2025, by and among Registrant, AMVAC Chemical Corporation, certain other direct and indirect subsidiaries of Registrant and the senior lending group parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2025).

10.22†

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

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit
10.24†

Transition Agreement, dated as of July 3, 2024, by and between American Vanguard Corporation and Eric G. Wintemute (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2024).

10.25†

Executive Employment Agreement dated as of December 9, 2024, by and between American Vanguard Corporation and Douglas A. Kaye III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2024).

10.26

Cooperation Agreement dated as of April 15, 2025, by and between American Vanguard Corporation and Eric G. Wintemute (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2025).

10.27

Amendment Number Eleventh to the Third Amended Loan and Security Agreement dated as of May 27, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 29, 2025).

19	Insider Trading Policy of the Company.*

21

List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 29, 2025).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

AMERICAN VANGUARD CORPORATION

(Registrant)

By:	/s/ DOUGLAS A. KAYE III	By:	/s/ DAVID T. JOHNSON
	Douglas A. Kaye III Chief Executive Officer		David T. Johnson Chief Financial Officer and Principal Accounting Officer

	March 16, 2026		March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ DOUGLAS A. KAYE III	By:	/s/ DAVID T. JOHNSON
	Douglas A. Kaye III Principal Executive Officer		David T. Johnson Principal Financial Officer and Principal Accounting Officer

	March 16, 2026		March 16, 2026

By:	/s/ CARMEN TIU DE MINO	By:	/s/ STEVEN D. MACICEK
	Carmen Tiu De Mino Director		Steven D. Macicek Director

	March 16, 2026		March 16, 2026

By:	/s/ MARISOL ANGELINI	By:	/s/ SCOTT D. BASKIN
	Marisol Angelini Director		Scott D. Baskin Director

	March 16, 2026		March 16, 2026

By:	/s/ ÉMER GUNTER	By:	/s/ PATRICK E. GOTTSCHALK
	Émer Gunter Director		Patrick E. Gottschalk Director

	March 16, 2026		March 16, 2026

By:	/s/ MARK R. BASSETT	By:	/s/ KEITH M. ROSENBLOOM
	Mark R. Bassett Director		Keith M. Rosenbloom Director

	March 16, 2026		March 16, 2026