Form 10-Q
period 2026-03-31
AMERICAN VANGUARD CORP
filed 2026-05-06
CIK 5981

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.10 Par Value—28,605,895 shares as of April 27, 2026.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31
	2026	2025
Net sales	$123,568	$115,800
Cost of sales	(85,151)	(85,609)
Gross profit	38,417	30,191
Operating expenses
Selling, general and administrative	(27,713)	(26,628)
Research, product development and regulatory	(5,271)	(5,682)
Product liability claims	(81)	—
Transformation	(2,804)	(2,191)
Asset impairments	(659)	—
Operating income (loss)	1,889	(4,310)
Change in fair value of an equity investment	(120)	—
Interest expense, net	(5,790)	(3,765)
Loss before provision for income taxes	(4,021)	(8,075)
Income tax expense	(124)	(387)
Net loss	$(4,145)	$(8,462)
Net loss per common share—basic	$(0.14)	$(0.30)
Net loss per common share—assuming dilution	$(0.14)	$(0.30)
Weighted average shares outstanding—basic	28,649	28,271
Weighted average shares outstanding—assuming dilution	28,649	28,271

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2026	2025
Net loss	$(4,145)	$(8,462)
Other comprehensive income:
Foreign currency translation adjustment, net of tax effects	938	1,825
Comprehensive loss	$(3,207)	$(6,637)

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	March 31, 2026	December 31, 2025
Current assets:
Cash	$70,914	$12,425
Receivables:
Trade, net of allowance for credit losses of $12,293 and $11,733, respectively	179,336	160,511
Other	7,372	7,278
Total receivables, net	186,708	167,789
Inventories	175,038	176,034
Prepaid expenses	7,687	9,668
Income taxes receivable	3,203	4,606
Total current assets	443,550	370,522
Property, plant and equipment, net	51,721	53,036
Operating lease right-of-use assets, net	16,031	16,793
Intangible assets, net	136,071	138,746
Deferred income tax assets	3,369	2,637
Other assets	14,501	14,803
Total assets	$665,243	$596,537
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,250	$—
Accounts payable	90,672	87,505
Customer prepayments	14,438	33,094
Accrued program costs	46,099	52,227
Accrued expenses and other payables	30,436	28,261
Operating lease liabilities, current	5,517	5,765
Income taxes payable	1,512	2,594
Total current liabilities	190,924	209,446
Long-term debt, net of current portion	264,384	174,000
Operating lease liabilities, long-term	10,991	11,621
Deferred income tax liabilities	8,209	8,150
Other liabilities	1,115	923
Total liabilities	475,623	404,140
Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,979,775 shares at March 31, 2026 and 34,923,562 shares at December 31, 2025	3,498	3,492
Additional paid-in capital	117,530	117,106
Accumulated other comprehensive loss	(11,062)	(12,000)
Retained earnings	150,855	155,000
	260,821	263,598
Less treasury stock at cost, 5,915,182 shares at March 31, 2026 and December 31, 2025	(71,201)	(71,201)
Total stockholders’ equity	189,620	192,397
Total liabilities and stockholders’ equity	$665,243	$596,537

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2026 and March 31, 2025

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2026	34,923,562	$3,492	$117,106	$(12,000)	$155,000	5,915,182	$(71,201)	$192,397
Stocks issued under ESPP	68,714	7	256	—	—	—	—	263
Foreign currency translation adjustment, net	—	—	—	938	—	—	—	938
Stock-based compensation	—	—	186	—	—	—	—	186
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(12,501)	(1)	(18)	—	—	—	—	(19)
Net loss	—	—	—	—	(4,145)	—	—	(4,145)
Balance, March 31, 2026	34,979,775	$3,498	$117,530	$(11,062)	$150,855	5,915,182	$(71,201)	$189,620

Balance, January 1, 2025	34,794,548	$3,479	$114,679	$(18,729)	$204,882	5,915,182	$(71,201)	$233,110
Stocks issued under ESPP	72,267	7	326	—	—	—	—	333
Foreign currency translation adjustment, net	—	—	—	1,825	—	—	—	1,825
Stock-based compensation	—	—	559	—	—	—	—	559
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(16,785)	(1)	(10)	—	—	—	—	(11)
Net loss	—	—	—	—	(8,462)	—	—	(8,462)
Balance, March 31, 2025	34,850,030	$3,485	$115,554	$(16,904)	$196,420	5,915,182	$(71,201)	$227,354

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31
	2026	2025
Cash flows from operating activities:
Net loss	$(4,145)	$(8,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	4,685	4,744
Amortization of other long-term assets	5	5
Provision for estimated credit losses	444	1,056
Stock-based compensation	186	559
Deferred income taxes	(204)	1,348
Change in liabilities for uncertain tax positions or unrecognized tax benefits	(17)	90
Change in equity investment fair value	120	—
Impairment of assets	659	—
Payment-in-Kind debt leverage fee	112	—
Amortization of deferred loan fees	738	235
Lease obligations and non-cash lease expense, net	(115)	(109)
Foreign currency transaction (losses) gains	28	(99)
Changes in assets and liabilities associated with operations:
(Increase) decrease in net receivables	(19,088)	6,892
Decrease (increase) in inventories	1,530	(4,721)
Increase in prepaid expenses and other assets	(877)	(856)
Change in income tax receivable and payable, net	385	(1,885)
Increase in accounts payable	2,871	22,966
Decrease in customer prepayments	(18,656)	(28,215)
(Decrease) increase in accrued program costs	(6,170)	837
Increase (decrease) in other payables and accrued expenses	2,067	(14,961)
Net cash used in operating activities	(35,442)	(20,576)
Cash flows from investing activities:
Capital expenditures	(971)	(431)
Proceeds from disposal of property, plant and equipment	7	12
Intangible assets	(9)	(27)
Net cash used in investing activities	(973)	(446)
Cash flows from financing activities:
Payments under line of credit agreement	(140,000)	(89,098)
Borrowings under line of credit agreement	26,000	109,265
Borrowings under term loans	225,000	—
Payment of deferred loan fees	(16,234)	(687)
Net receipt from the issuance of common stock under ESPP	263	332
Net payment from common stock purchased for tax withholding	(19)	(11)
Net cash provided by financing activities	95,010	19,801
Net increase (decrease) in cash	58,595	(1,221)
Effect of exchange rate changes on cash and cash equivalents	(106)	512
Cash at beginning of period	12,425	12,514
Cash at end of period	$70,914	$11,805

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Transformation — Transformation expenses on the condensed consolidated statements of operations relate to both the Company’s digital and structural transformation project, and activities associated with manufacturing optimization. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process and structural improvements, as well as pricing and go-to-market strategies. The manufacturing optimization is focused on the Company’s US based manufacturing footprint. It includes reduction of activities at the Company's Los Angeles facility including the discontinuation of synthesis processes on that site and building upon the strengths and capabilities of the Axis manufacturing site. Transformation expenses primarily include costs for consulting services, costs in connection with the staffing and execution of the Company’s transformation initiatives, and costs associated with the reduction in force of certain personnel and other costs related to closing down certain activities at the Los Angeles plant. The Los Angeles plant reorganization is expected to be completed by December 31, 2026. For the three months ended March 31, 2026, the plant reorganization expenses amounted to $2,433 and include severance costs of $1,126, waste disposal costs of $902, and miscellaneous other costs of $405. No such plant reorganization costs were incurred during the three months ended March 31, 2025. The Company also impaired certain assets at its Los Angeles plant that became idle due to the reorganization. The related impairment charges are included in asset impairments on the condensed consolidated statements of operations.

Recent Adopted Accounting Guidance—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses,” which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. The Company's adoption of this standard on January 1, 2026 had no impact on its disclosures and no material impact on its results of operations, cash flows and financial condition.

Recent Issued Accounting Guidance—In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", and in January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

2. Revenue Recognition —The Company recognizes revenue from the sale of its products, which include crop and Specialty products. The Company sells its products to customers, which include distributors, retailers, and growers. Substantially all revenue is recognized at a point in time. The Company has one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended March 31,
	2026	2025
Net sales:
U.S. crop	$67,028	$57,176
U.S. Specialty	16,502	15,601
Total U.S.	83,530	72,777
International	40,038	43,023
Total net sales:	$123,568	$115,800

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three months ended March 31, 2026, that was included in customer prepayments at the beginning of 2026, was $18,657. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2026.

The Company has contract assets that relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property. At March 31, 2026 and December 31, 2025, the contract assets amounted to $8,250 and are included in other assets on the condensed consolidated balance sheets.

3. Accrued Program Costs — The Company offers various discounts to customers based on the volume purchased within a defined period, other pricing adjustments, some grower volume incentives or other key performance indicator driven payments made to distributors, retailers or growers, usually at the end of a growing season. The Company describes these payments as “Programs.” Programs are a critical part of doing business in both the U.S. crop and Specialty chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration. Variable consideration includes amounts expected to be paid to its customers using the expected value method. Each quarter management compares individual sale transactions with Programs to determine what, if any, Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, management adjusts the accumulated accrual to properly reflect the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.

4. Stock-Based Compensation — Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended March 31, 2026 and 2025, the Company's stock-based compensation expense amounted to $186 and $559, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Three Months Ended March 31, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2026	448,399	$10.12
Vested	(11,245)	7.49
Forfeited	(15,217)	20.10
Nonvested shares at March 31, 2026	421,937	$9.83

As of March 31, 2026, the total unrecognized stock-based compensation expense related to RSUs outstanding was $844 and is expected to be recognized over a weighted-average service period of 2.9 years.

Stock Options

Incentive Stock Option Plans - A summary of the inventive stock option activity for the three month ended March 31, 2026 is presented below:

	Options outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2026	357,024	$10.28	4.9	$—
Forfeited	(28,417)	$8.59	4.7	$—
Balance as of March 31, 2026	328,607	$10.72	4.7	$—
Options vested and exercisable as of March 31, 2026	240,597	$10.28	4.7	$—

As of March 31, 2026, the total unrecognized stock-based compensation expense related to stock options outstanding was $288 and is expected to be recognized over a weighted-average service period of 0.8 years.

5. Income Taxes — Income tax expense was $124 for the three months ended March 31, 2026, as compared to $387 for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was computed based on the estimated effective tax rate for the full year. This calculation resulted in an effective tax rate of negative 3.1% for the three months ended March 31, 2026, as compared to negative 4.8% for the three months ended March 31, 2025. The increase in the effective income tax rate for the three months ended March 31, 2026 compared to the same period in the prior year is primarily attributed to a reduction in the estimated effective tax rate for the full year for primarily the profitable entities with no established valuation allowance. The company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three months ended March 31, 2026. During the three months ended March 31, 2026, several of the Company's international business outside of Brazil were profitable resulting in an income tax expense.

It is expected that $512 of unrecognized tax benefits will be released within the next twelve months due to expiration of the statute of limitations.

6. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(4,145)	$(8,462)
Denominator:
Weighted average shares outstanding-basic	28,649	28,271

Due to net losses for the three-month periods ended March 31, 2026 and 2025, stock options and other grants were excluded from the computation of diluted net loss per share, as they would be antidilutive.

7. Comprehensive Loss — Total comprehensive loss includes, in addition to net losses, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three month periods ended March 31, 2026 and 2025, total comprehensive loss consisted of net losses and foreign currency translation adjustments.

8. Inventories — Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	March 31, 2026	December 31, 2025
Finished products	$144,724	$148,961
Raw materials	30,314	27,073
Inventories	$175,038	$176,034

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.

9. Property, Plant and Equipment — Property, plant and equipment at March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025
Land	$2,761	$2,761
Buildings and improvements	20,554	20,494
Machinery and equipment	150,514	149,715
Office furniture, fixtures and equipment	5,942	5,799
Automotive equipment	1,001	910
Construction in progress	2,054	2,094
Total	182,826	181,773
Less accumulated depreciation	(131,105)	(128,737)
Property, plant and equipment, net	$51,721	$53,036

The Company recognized depreciation expenses related to property and equipment of $1,656 and $1,678 for the three months ended March 31, 2026 and 2025, respectively.

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

The operating lease expense for the three months ended March 31, 2026 and 2025 was $1,828 and $1,816, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial. Other information related to operating leases follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$1,944	$1,926
Right-of-use assets obtained in exchange for new liabilities	$878	$400

The weighted-average remaining lease term and discount rate related to the operating leases as of March 31, 2026 were as follows:

Weighted-average remaining lease term (in years)	3.80
Weighted-average discount rate	5.28%

Future minimum lease payments under non-cancellable operating leases as of March 31, 2026 were as follows:

2026	4,699
2027	4,834
2028	3,338
2029	2,393
2030	1,494
Thereafter	1,437
Total lease payments	$18,195
Less: imputed interest	(1,687)
Total	$16,508
Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$5,517
Operating lease liabilities, long term	$10,991

11. Intangibles — The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2026 and December 31, 2025. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the condensed consolidated statements of operations.

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$262,893	$152,019	$110,874	$262,649	$149,576	$113,073
Trademarks	38,959	16,273	22,686	38,808	15,842	22,966
Customer lists	12,546	10,035	2,511	12,328	9,621	2,707
Total intangibles assets	$314,398	$178,327	$136,071	$313,785	$175,039	$138,746

Domestic intangible assets	173,926	111,436	62,490	173,898	109,885	64,013
International intangible assets	140,472	66,891	73,581	139,887	65,154	74,733
Total intangibles assets - domestic and international	$314,398	$178,327	$136,071	$313,785	$175,039	$138,746

The following schedule represents intangible assets activity for the three months ended March 31, 2026:

Amount
Intangible assets at January 1, 2026	$138,746
Additions during Q1 2026	9
Impact of movement in exchange rates	345
Amortization expense	(3,029)
Intangible assets at March 31, 2026	$136,071

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2026	$12,113
2027	11,765
2028	10,922
2029	10,702
2030	10,327
Thereafter	80,242
$136,071

During the three months ended March 31, 2026, and 2025, amortization expense was $3,029 and $3,066, respectively.

12. Debt — The Company had two term loans at March 31, 2026. At December 31, 2025, the Company had a revolving line of credit. The debt is summarized in the following table:

Long-term indebtedness ($000's)	March 31, 2026	December 31, 2025
Current portion of long-term debt	$2,250	$—
Long-term debt, net of current portion	$282,863	174,000
Unamortized debt discount and debt issuance costs	(18,479)	(3,015)
Total indebtedness, net of unamortized debt discount and debt issuance costs	$266,634	$170,985

At March 31, 2026, long-term debt is presented net of unamortized debt discount and debt issuance costs on the condensed consolidated balance sheets. At December 31, 2025, unamortized debt issuance costs are included in prepaid expenses on the condensed consolidated balance sheets.

On March 13, 2026, AMVAC Chemical Corporation (“AMVAC”), a subsidiary of American Vanguard Corporation (the “Company”), as borrower, and certain affiliates of the Company (including the Company), as guarantors, entered into (i) a Credit and Guaranty Agreement (the “First Lien Term Loan”) with a group of commercial lenders led by Centerbridge Partners, L.P., and Wilmington Trust, National Association as administrative agent; (ii) a Credit and Guaranty Agreement (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Term Loans”) with a group of commercial lenders led by BMO Bank N.A., as sole lead arranger and book runner, and BMO Bank N.A. as administrative agent; and (iii) an Intercreditor Agreement (the “Intercreditor Agreement”) by and among Wilmington Trust, National Association, as first lien agent (in such capacity, the “First Lien Agent”), BMO Bank N.A., as second lien agent (in such capacity, the “Second Lien Agent”), and the secured creditors from time to time party thereto. The proceeds of the Term Loans, were used, among other things, to refinance in full and retire existing indebtedness under the Third Amended and Restated Credit Agreement, dated as of August 5, 2021 (the “Prior Credit Agreement”) and certain other indebtedness not permitted to remain outstanding, to pay related fees and expenses, and will also be used for other general corporate and working capital purposes permitted under the Term Loans.

First Lien Term Loan

The First Lien Term Loan is a senior secured term loan facility with a five year term for an aggregate principal amount of $225,000 that matures on March 13, 2031. The First Lien Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default for financings of this type. AMVAC shall pay the principal amount in consecutive quarterly installments commencing as of June 30, 2026, in an amount for each such fiscal quarter equal to 0.25% of the original principal amount. The unpaid principal amount shall be due and payable in full on the maturity date. AMVAC is required to make mandatory prepayments of the First Lien Term Loan in certain circumstances (e.g. the disposition of certain collateralized assets) and is permitted to make voluntary prepayments subject to payment of an applicable prepayment premium during the first 48 months following closing, in each case, in accordance with the terms of the First Lien Term Loan. Interest on the First Lien Term Loan is payable in accordance with the First Lien Term Loan and is based on a specified benchmark rate (including, as applicable, a SOFR-based rate) plus an applicable margin initially equal to 8.25% per annum for SOFR loans (or 7.25% per annum for base rate loans), subject to step-downs based on the Company’s consolidated total leverage ratio, or an alternate base rate, as described in the First Lien Term Loan. In addition, a leverage fee of 1.00% per annum, payable in kind, is payable on the outstanding term loans for so long as the Company’s consolidated total leverage ratio exceeds 5.00:1.00. In connection with the entry into the Term Loans, the Company agreed under the First Lien Term Loan to, in consultation with the required lenders, appoint one independent director to the Company’s Board of Directors (the “Board”) within 90 days following the closing date, and to appoint one independent director to the Board of Directors of AMVAC and each other direct domestic subsidiary of the Company within 30 days following the closing date. In addition, within 90 days following the closing date, the Company is required to reduce the size of the Board to seven members and shall not thereafter increase or decrease the size of the Board without the consent of the required lenders under the First Lien Term Loan. The independent director’s approval will be required with respect to any voluntary bankruptcy filings or similar actions taken by any direct domestic subsidiary of the Company, including AMVAC. The Company is also required to maintain a minimum consolidated leverage ratio of the First Lien Term Loan Principal to consolidated EBITA for the trailing twelve months of 6.70 to 1.00 for the quarters ending March 31, 2026 to December 31, 2026, 6.13 to 1.00 for the quarter ending March 31, 2027, 5.68 to 1.00 for the quarter ending June 30, 2027, 5.23 to 1.00 for the quarter ending September 30, 2027, 4.78 to 1.00 for the quarter ending December 31, 2027, 4.44 to 1.00 for the quarter ending March 31, 2028, 4.19 to 1.00 for the quarter ending June 30, 2028, 4.02 to 1.00 for the quarter ending September 30, 2028, and 4.00 to 1.00 for the quarters ending December 31, 2028 and thereafter. AMVAC and the guarantors are also required to maintain minimum unrestricted cash and cash equivalents of $30,000 for the months ending March 31, 2026 to May 31, 2026, $20,000 for the months ending June 30, 2026 to August 31, 2026, $30,000 for the month ending September 30, 2026, $35,000 for the months ending October 31, 2026 to November 30, 2026, $40,000 for the months ending December 31, 2026 to

September 30, 2027, $45,000 for the months ending October 31, 2027 to December 31, 2027, and $50,000 for the months ending January 31, 2028 and thereafter.

Second Lien Term Loan

The Second Lien Term Loan is a secured term loan facility with a five-year term for an aggregate principal amount of $60,000 that matures on March 13, 2031. The Second Lien Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default for financings of this type. AMVAC is required to make mandatory prepayments of the Second Lien Term Loan in certain circumstances and is permitted to make voluntary prepayments without premium or penalty, in each case, in accordance with the terms of the Second Lien Term Loan. Interest on the Second Lien Term Loan is payable in accordance with the Second Lien Term Loan and is based on a specified benchmark rate (including, as applicable, a SOFR-based rate) plus an applicable margin of 2.00% per annum, subject to a SOFR floor of 3.00%, or an alternate base rate, as described in the Second Lien Term Loan.

The weighted average interest rate for the three months ended March 31, 2026 was 10.9%. Total interest expense (including amortization of deferred loan fees) was $5,790 and $3,784 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company is in compliance with its financial covenants.

13. Legal Proceedings — The Company records a liability on its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company recognizes legal expenses in connection with loss contingencies as incurred. There have been no material changes in previously reported litigation matters since the filing of the Company's Form 10-K for the period ended December 31, 2025.

14. Cash Dividends — There has been no dividend declared or paid during the period ended March 31, 2026 and March 31, 2025. Pursuant to the terms of the First Lien Term Loan and Second Lien Term Loan, the Company is prevented from paying cash dividends to shareholders.

15. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Total
Balance, January 1, 2026	$(12,000)
Foreign currency translation adjustment, net of tax effects of ($0)	938
Balance, March 31, 2026	$(11,062)

Balance, January 1, 2025	$(18,729)
Foreign currency translation adjustment, net of tax effects of ($4)	1,825
Balance, March 31, 2025	$(16,904)

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

17. Supplemental Cash Flow Information:

	For the three months ended March 31
Cash paid during the period:	2026	2025
Interest	$3,647	$3,450
Income taxes, net	$54	$803
Non-cash transaction:
Debt refinancing	$60,000	$—

	For the three months ended March 31
Reconciliation of unrestricted cash and restricted cash reported in the condensed consolidated balance sheets	2026	2025
Unrestricted cash	$70,414	$11,805
Restricted cash	500	—
Total cash	$70,914	$11,805

The Company maintains cash balances that exceed federally insured limits with a number of financial institutions. Cash includes legally restricted deposits held as compensating balances against the credit limit of one of the Company's credit cards.

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

	For the three months ended March 31
	2026	2025
Net sales	$123,568	$115,800
Cost of sales
Material and other costs	(74,920)	(76,024)
Warehousing, handling, and outbound freight	(10,231)	(9,585)
Total cost of sales	(85,151)	(85,609)
Gross profit	38,417	30,191
Operating expenses
Selling, general and administrative	(27,713)	(26,628)
Research, product development and regulatory	(5,271)	(5,682)
Product liability claims	(81)	—
Transformation	(2,804)	(2,191)
Asset impairments	(659)	—
Operating income (loss)	1,889	(4,310)
Change in fair value of an equity investment	(120)	—
Interest expense, net	(5,790)	(3,765)
Loss before provision for income taxes	(4,021)	(8,075)
Income tax expense	(124)	(387)
Net loss	$(4,145)	$(8,462)

Asset categories provided to the CODM are consistent with those reported on the condensed consolidated balance sheet.

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

Three Months Ended March 31, 2026 and 2025:

Overview of the Company’s Performance

The Company’s financial performance during the quarter improved over the comparable period last year with net sales up 7%. This performance included US Crop sales that were up 17%, while Specialty net sales rose 6%, and International sales declined by 7%.

The global crop protection market improved during the first quarter of 2026. However, dynamic economic and political factors, such as sudden tariff shifts and unannounced military activity in international shipping lanes, along with high cost of capital, caused growers to remain somewhat cautious and continue buying goods on a just-in-time basis.

In spite of constrained procurement practices within the distribution channel, the Company’s financial performance improved with respect to both sales and profitability. Increased sales of higher volume products along with flat cost of goods and continued efficiency of manufacturing operations generated gross profits that improved 27% quarter-over-quarter and gross margins that ended at 31% for the first quarter of 2026, as compared to 26% in the same quarter of the prior year.

Operating expenses increased by approximately 6% but remained flat when expressed as a percentage of net sales at 29.6% compared to 29.8% in the same quarter of the prior year. Within operating expenses, selling expenses were flat, general and administrative expenses increased by approximately 7%, and research, product development and regulatory expenses were down 7%.

Interest expense rose by about $2,025 due to increased borrowing, primarily driven by the new loan agreements, and increased interest rates from the revolving line of credit that was retired, and by the two term loans that replaced it on March 13, 2026.

The Company recorded an income tax expense of $124 compared to $387 in the same period of last year. The decrease in the income tax expense compared to the same period last year is primarily attributed to a reduction in the estimated effective tax rate for the full year for primarily the profitable entities with no established valuation allowance. The Company generated a net loss of $4,145 or ($0.14) per share compared to a net loss of $8,462 or ($0.30) per share in the prior year.

RESULTS OF OPERATIONS

	For the three months ended March 31,
	2026	2025	Change	% Change
Net sales:
U.S. crop	$67,028	$57,176	$9,852	17%
U.S. Specialty	16,502	15,601	901	6%
Total U.S.	83,530	72,777	10,753	15%
International	40,038	43,023	(2,985)	-7%
Total net sales	$123,568	$115,800	$7,768	7%
Total cost of sales	$(85,151)	$(85,609)	$458	-1%
Total gross profit	$38,417	$30,191	$8,226	27%
Total gross margin	31%	26%

Our domestic crop business recorded net sales during the first quarter of 2026 that were 17% higher than those of the first quarter of 2025 ($67,028 vs. $57,176 in the prior year), due largely to strong improvements in industry demand, and in particular for the Company’s herbicides (Impact and First Rate), Aztec granular soil insecticide, and Bidrin cotton insecticide. We experienced steady sales of soil fumigants and many other products, which were partially offset by lower sales of cotton defoliant, Folex, due to a seasonal shift in orders. All in all, performance across the US Crop portfolio saw strong improvements, as compared to the same period of 2025.

Our domestic Specialty business posted 6% increase in net sales over Q1 the prior year driven primarily by strong OHP performance, as the result of increased demand for their biological product solutions. Sales in other market segments including professional pest control, turf, and landscape were relatively flat to Q1 of 2025 based on seasonality.

Net sales of our international businesses decreased by 7% during the period. The business experienced lower sales in Brazil relative to the same period of the prior year, primarily due to the first quarter of 2025 benefiting from the delayed delivery of goods from the final quarter of 2024 into the first quarter of 2025, and lower sales through the Agrinos business in India. These trends were partially offset by improved sales in Central America, led by its launch of Mocap in Ecuador for use on bananas, as well as in Mexico, by higher sales of non-crop vegetation control products and more normalized channel inventories.

On a consolidated basis, gross profit for the first quarter of 2026 improved by 27% ($38,417 vs. $30,191 in the prior year). Increased sales volume of higher-margin domestic products contributed to the increase. This performance, along with a continued strong factory efficiency, resulted in gross margin for the quarter of 31%, as compared to 26% for the same period of the prior year.

Operating expenses increased by 6% to $36,528 for the three months ended March 31, 2026, as compared to the same period in 2025. The change in operating expenses by department are as follow:

	2026	2025	Change	% Change
Operating expenses
Selling	$10,619	$10,723	$(104)	-1%
General and administrative
Other	14,066	12,844	1,222	10%
Amortization	3,028	3,061	(33)	-1%
Research, product development and regulatory	5,271	5,682	(411)	-7%
Product liability claims	81	—	81	100%
Transformation	2,804	2,191	613	28%
Asset impairments	659	—	659	100%
Total	$36,528	$34,501	$2,027	6%

•
Selling expenses were approximately flat to slightly down (1%) for the three months ended March 31, 2026, as compared with the same period of the prior year. This included slightly lower wages and salaries and travel expenses, offset by slightly higher spending on advertising and promotions.
•
Other general and administrative expenses increased by $1,222 for the three months ended March 31, 2026, as compared to the same period of the prior year. The main drivers were increased accruals for incentive compensation reflecting the Company’s financial performance in comparison to the prior year, and higher audit fees.
•
Amortization declined slightly during the first three months of 2026, as compared to the same period of the prior year as a result of the retirement of fully written down assets in the prior year.
•
Research, product development costs and regulatory expenses decreased by $411 for the three months ended March 31, 2026, as compared to the same period of the prior year. This reduction was driven by lower expenses associated with third party product development studies.
•
Product liability expense relates to the Company's Specialty business.
•
Transformation expenses related to the Company’s digital and structural transformation project and manufacturing footprint optimization amounted to $2,804, as compared to $2,191 in the prior period. The increase was driven by the Los Angeles plant reorganization costs in the amount of $2,433, partially offset by lower consulting and strategic advisory services. The Los Angeles plant reorganization is expected to be completed by December 31, 2026 and is part of the Company's optimization efforts of its manufacturing footprint, reconfiguring the Los Angeles site by ending synthesis operations on that site and building upon strengths and capabilities at its Axis manufacturing site. The cost incurred relate to a reduction in force of certain personnel, material waste disposal and other related expenses. No such costs were incurred during the three months ended March 31, 2025.
•
Asset impairments are related to the decision to discontinue synthesis operations at the Los Angeles manufacturing facility.

Operating expenses excluding the expenses associated with transformation, asset impairments and product liability claims, a non-GAAP measure which reflects the business focus on managing underling ongoing expenses, ended at $32,984 or 26.7% of net sales. In comparison, operating expenses for the same period of the prior year were $32,310 or 27.9% of net sales. The quarter-over-quarter change was driven by improvements in operating efficiency and continued tight cost controls. The following table shows the different components of transformation expenses for the three months ended March 31, 2026 and 2025, respectively:

	2026	2025
Consulting and strategic advisory services	$87	$1,121
Other termination and retention costs	216	363
Transformation related employee costs	63	162
IT implementations	5	453
Plant reorganization costs	2,433	—
Other	—	92
Total	$2,804	$2,191

Average Indebtedness and Interest expense

Interest costs net of capitalized interest were $5,790 in the first three months of 2026, as compared to $3,765 in the same period of 2025. Interest costs are summarized in the following table:

	Q1 2026			Q1 2025
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average indebtedness	$212,868	$5,120	9.6%	$183,918	$3,549	7.7%
Amortization of deferred loan fees	—	713	—	—	235	—
Other interest income	—	(2)	—	—	(1)	—
Subtotal	$212,868	$5,831	11.0%	$183,918	$3,783	8.2%
Capitalized interest	—	(41)	—	—	(18)	—
Total	$212,868	$5,790	10.9%	$183,918	$3,765	8.2%

The Company’s average overall debt for the three months ended March 31, 2026 was $212,868, as compared to $183,918 for the three months ended March 31, 2025. Our borrowings in the three months ended March 31, 2026 were higher when compared to the same period of the prior year, mainly as a result of the new debt structure put in place on March 13, 2026. That resulted in replacing a previous revolving credit line with a term loan structure that increased debt and placed additional cash on the Company’s balance sheet. Our effective bank interest rate increased as a result of the change in debt structure.

Income tax expense was $124 for the three months ended March 31, 2026, as compared to $387 for the three months ended March 31, 2025. The effective income tax rate for the three months ended March 31, 2026 was computed based on the estimated effective tax rate for the full year which is approximately 23.9%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three months ended March 31, 2026. During the first three months ended March 31, 2026, several of the Company’s international businesses outside of Brazil were profitable resulting in an income tax expense.

Our overall net loss for the first three months of 2026 was $4,145 or $0.14 per basic and diluted share, as compared to net loss of $8,462 or $0.30 per basic and diluted share in the first quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash of $35,442 in operating activities during the three months ended March 31, 2026, as compared to $20,576 during the three months ended March 31, 2025. Included in the $35,442 are net loss of $4,145, plus non-cash depreciation, amortization of intangibles and other assets in the amount of $4,690, provision for bad debts in the amount of $444, stock compensation in the amount of $186, amortization of deferred loan fees in the amount of $738 and leases in the amount of $115. Also included are a net change in deferred income taxes of $204, change in liabilities for uncertain tax positions or unrecognized tax benefits of $17, and net change in foreign currency adjustment of $28. These together provided net cash inflow of $2,496, as compared to an outflow of $633 for the same period of 2025.

During the first three months of 2026, the Company increased net working capital by $91,550, as compared to an increase of $18,240 during the same period of the prior year. The biggest driver of the increase was the restructuring of the Company’s debt which resulted in a cash increase of $68,766 (as part of working capital). In addition, accounts receivable increased by $19,088, as compared to a decrease by $6,892 in the same period of 2025. This change resulted from receiving lower customer prepayments at the end of 2025. Inventories reduced by $1,530, as compared to an increase of $4,721 for the first quarter of 2025. Customer prepayments decreased by $18,656, as compared to a decrease of $28,215 in the same period of 2025, driven by lower prepayments from customers during December 2025. Accrued program costs decreased by $6,170, as compared to an increase of $837 in the prior year, as a result of timing of customers purchases, program simplification, and the mix of sales. Our accounts payable balances increased by $2,871, as compared to an increase of $22,966 in the same period of 2025. Prepaid expenses and other assets increased by $877, as compared to an increase of $856 in the same period of 2025. Income tax receivable/payable, net increased by $385 as compared to an increase of $1,885 in the prior year. Finally, other payables and accrued expenses increased by $2,067, as compared to a decrease of $14,961 in the prior year.

With regard to our program accrual, the decrease (as noted above) primarily reflects our initiatives to simplify customer programs and as a result of the level and mix of sales and customers in the first quarter of 2026, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first quarter of 2026, the Company made accruals for programs in the amount of $13,655 and made payments in the amount of $19,783. During the first quarter of the prior year, the Company made accruals in the amount of $20,091 and made payments in the amount of $19,221.

Cash used for investing activities was $973 for the three months ended March 31, 2026, as compared to $446 for the three months ended March 31, 2025. The Company spent $971 on fixed assets acquisitions primarily focused on continuing to invest in manufacturing infrastructure.

During the three months ended March 31, 2026, financing activities provided $95,010, as compared to $19,801 during the same period of the prior year. Net borrowings under the Company's debt structure amounted to $111,000 in the first quarter of 2026, as compared to $20,167 in the same period of the prior year. As previously noted, this was driven by the retirement of the pre-existing revolving line of credit and replacement by two term loans. The Company made payments in the amount of $16,234 relating to loan fees. Lastly, in exchange for shares of common stock returned by employees, we paid $19 and $11 for tax withholding on stock-based compensation awards during the three months ended March 31, 2026 and 2025, respectively.

The Company has both short-term and long-term debt as of March 31, 2026 and long-term debt as of December 31, 2025. As of March 31, 2026 our debt structure includes two term loans. As of December 31, 2025, our debt structure included a senior credit facility. The debt structure are summarized in the following table:

Long-term indebtedness	March 31, 2026	December 31, 2025
Current portion of long-term debt	$2,250	$—
Long-term debt, net of current portion	282,863	174,000
Unamortized debt discount and debt issuance costs	(18,479)	(3,015)
Total indebtedness	$266,634	$170,985

As of March 31, 2026, the Company was in compliance with its financial covenants.

We believe that anticipated cash flow from operations and existing cash balances will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Please refer to Note 1 in the accompanying Notes to the Condensed Consolidated Financial Statements for recently issued and adopted accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company continually re-assesses the critical accounting policies used in preparing its financial statements. In the Company’s Form 10-K filed with the SEC for the year ended December 31, 2025, the Company provided a comprehensive statement of critical accounting policies. These policies have been reviewed in detail as part of the preparation work for this Form 10-Q. After our review of these matters, we have determined that, during the subject reporting period there has been no material change to the critical accounting policies that are listed in the Company’s Form 10-K for the year ended December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is primarily exposed to changes in interest rates related to its borrowing activities. The Company’s indebtedness to its primary lenders is evidenced by two term loans with variable rates of interest, which fluctuate with changes in the lenders' reference rate (SOFR). An increase or decrease in interest rates by 25 bps would impact the Company’s net loss by approximately $712 based on the Company’s currently outstanding principal balance of $285,000.

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

For more information, please refer to the applicable disclosures in the Company’s Form 10-K filed with the SEC for the year ended December 31, 2025.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of March 31, 2026, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above. There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1. Legal Proceedings

Please refer to note 13 in the accompanying Notes to the Condensed Consolidated Financial Statements for legal updates.

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 16, 2026. There has been no material changes in our risk factors as of March 31, 2026, except as follows:

The war between the US and Iran coupled with instability among other nations within the Middle East may have an adverse effect upon the agricultural economy in general and the Company’s financial performance in particular. Military activity in and near Iran and the consequent blockade of the Strait of Hormuz are interfering with international shipping lanes for oil, fertilizer and other products which, in turn, are increasing grower costs. In addition, these activities could lead to counterterrorism and/or counterattacks that could put US persons and assets at risk. These factors are likely to further constrain grower liquidity and profitability, to affect growers’ procurement practices and lead to a reduction in demand for the Company’s products. There is no guarantee that the war will end any time soon or that the terms of its cessation will restore shipping lanes to pre-blockade status. In short, these factors could have a material adverse impact on the Company’s operations and/or financial performance.

Item 2. Purchases of Equity Securities by the Issuer

Under the First Lien Term Loan, the Company is restricted on its ability to make stock repurchases.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: May 6, 2026	By:	/s/ DOUGLAS A. KAYE III
Douglas A. Kaye III
Chief Executive Officer

Dated: May 6, 2026	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer and Principal Accounting Officer