Form 10-Q
period 2026-06-30
AMERICAN VANGUARD CORP
filed 2026-08-10
CIK 5981

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-13795

AMERICAN VANGUARD CORPORATION

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

15440 Laguna Canyon Road, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

(949) 260-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	AVD	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.10 Par Value—29,500,632 shares as of August 4, 2026.

AMERICAN VANGUARD CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$116,754	$129,313	$240,322	$245,113
Cost of sales	(82,041)	(88,766)	(167,192)	(174,375)
Gross profit	34,713	40,547	73,130	70,738
Operating expenses
Selling, general and administrative	(26,623)	(28,623)	(54,336)	(55,251)
Research, product development and regulatory	(6,484)	(5,803)	(11,755)	(11,485)
Product liability claims	(119)	—	(201)	—
Transformation	(1,506)	(1,621)	(4,310)	(3,812)
Asset impairments	(284)	(134)	(943)	(134)
Operating (loss) income	(303)	4,366	1,585	56
Change in fair value of an equity investment	(52)	—	(172)	—
Interest expense, net	(9,130)	(4,450)	(14,920)	(8,215)
Loss before provision for income taxes	(9,485)	(84)	(13,507)	(8,159)
Income tax expense	(383)	(765)	(507)	(1,152)
Net loss	$(9,868)	$(849)	$(14,014)	$(9,311)
Net loss per common share—basic	$(0.34)	$(0.03)	$(0.49)	$(0.33)
Net loss per common share—assuming dilution	$(0.34)	$(0.03)	$(0.49)	$(0.33)
Weighted average shares outstanding—basic	28,649	28,345	28,649	28,308
Weighted average shares outstanding—assuming dilution	28,649	28,345	28,649	28,308

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(9,868)	$(849)	$(14,014)	$(9,311)
Other comprehensive income:
Foreign currency translation adjustment, net of tax effects	1,323	4,025	2,261	5,850
Comprehensive (loss) income	$(8,545)	$3,176	$(11,753)	$(3,461)

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	June 30, 2026	December 31, 2025
Current assets:
Cash	$43,901	$12,425
Receivables:
Trade, net of allowance for credit losses of $13,219 and $11,733, respectively	174,608	160,511
Other	8,852	7,278
Total receivables, net	183,460	167,789
Inventories	181,382	176,034
Prepaid expenses	7,388	9,668
Income taxes receivable	1,620	4,606
Total current assets	417,751	370,522
Property, plant and equipment, net	51,178	53,036
Operating lease right-of-use assets, net	16,052	16,793
Intangible assets, net	133,185	138,746
Deferred income tax assets	3,020	2,637
Other assets	14,157	14,803
Total assets	$635,343	$596,537
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,250	$—
Accounts payable	87,295	87,505
Customer prepayments	741	33,094
Accrued program costs	48,306	52,227
Accrued expenses and other payables	22,800	28,261
Operating lease liabilities, current	5,289	5,765
Income taxes payable	2,115	2,594
Total current liabilities	168,796	209,446
Long-term debt, net of current portion	265,369	174,000
Operating lease liabilities, long-term	11,216	11,621
Deferred income tax liabilities	7,675	8,150
Other liabilities	900	923
Total liabilities	453,956	404,140
Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,850,939 shares at June 30, 2026 and 34,923,562 shares at December 31, 2025	3,485	3,492
Additional paid-in capital	117,855	117,106
Accumulated other comprehensive loss	(9,739)	(12,000)
Retained earnings	140,987	155,000
	252,588	263,598
Less treasury stock at cost, 5,915,182 shares at June 30, 2026 and December 31, 2025	(71,201)	(71,201)
Total stockholders’ equity	181,387	192,397
Total liabilities and stockholders’ equity	$635,343	$596,537

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2026	34,923,562	$3,492	$117,106	$(12,000)	$155,000	5,915,182	$(71,201)	$192,397
Stocks issued under ESPP	68,714	7	256	—	—	—	—	263
Foreign currency translation adjustment, net	—	—	—	938	—	—	—	938
Stock-based compensation	—	—	186	—	—	—	—	186
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(12,501)	(1)	(18)	—	—	—	—	(19)
Net loss	—	—	—	—	(4,145)	—	—	(4,145)
Balance, March 31, 2026	34,979,775	$3,498	$117,530	$(11,062)	$150,855	5,915,182	$(71,201)	$189,620
Foreign currency translation adjustment, net	—	—	—	1,323	—	—	—	1,323
Stock-based compensation	—	—	388	—	—	—	—	388
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(128,836)	(13)	(63)	—	—	—	—	(76)
Net loss	—	—	—	—	(9,868)	—	—	(9,868)
Balance, June 30, 2026	34,850,939	$3,485	$117,855	$(9,739)	$140,987	5,915,182	$(71,201)	$181,387

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,014)	$(9,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	9,026	9,447
Amortization of other long-term assets	—	11
Loss (gain) on disposal of property, plant and equipment	55	(40)
Provision for estimated credit losses	1,327	1,999
Stock-based compensation	574	981
Deferred income taxes	(690)	(200)
Change in liabilities for uncertain tax positions or unrecognized tax benefits	(50)	(60)
Change in equity investment fair value	172	—
Impairment of assets	943	134
Payment-in-kind debt leverage fee	676	—
Amortization of deferred loan fees	1,786	569
Lease obligations and non-cash lease expense, net	(140)	(100)
Unrealized foreign currency transaction losses (gains)	603	(855)
Changes in assets and liabilities associated with operations:
Increase in net receivables	(16,225)	(3,293)
Increase in inventories	(4,280)	(9,785)
Increase in prepaid expenses and other assets	(339)	(1,863)
Change in income tax receivable and payable, net	2,506	(1,024)
(Decrease) increase in accounts payable	(459)	24,547
Decrease in customer prepayments	(32,353)	(46,187)
(Decrease) increase in accrued program costs	(3,967)	10,267
Decrease in other payables and accrued expenses	(5,611)	(15,073)
Net cash used in operating activities	(60,460)	(39,836)
Cash flows from investing activities:
Capital expenditures	(2,322)	(1,020)
Proceeds from disposal of property, plant and equipment	12	51
Intangible assets	(109)	(88)
Net cash used in investing activities	(2,419)	(1,057)
Cash flows from financing activities:
Payments under line of credit agreement	(140,000)	(128,665)
Borrowings under line of credit agreement	26,000	170,834
Borrowings under term loans	225,000	—
Repayments of term loans	(563)	—
Payment of deferred loan fees	(16,234)	(881)
Net receipt from the issuance of common stock under ESPP	263	333
Net payment from common stock purchased for tax withholding	(95)	(142)
Net cash provided by financing activities	94,371	41,479
Net increase in cash	31,492	586
Effect of exchange rate changes on cash and cash equivalents	(16)	1,382
Cash at beginning of period	12,425	12,514
Cash at end of period	$43,901	$14,482

See notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies — The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and Subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Transformation — Transformation expenses on the condensed consolidated statements of operations relate to the Company’s digital and structural transformation project and activities associated with manufacturing optimization. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process and structural improvements, as well as pricing and go-to-market strategies. The manufacturing optimization is focused on the Company’s US based manufacturing footprint. It includes reduction of activities at the Company's Los Angeles facility, including the discontinuation of synthesis processes on that site and building upon the strengths and capabilities of the Axis manufacturing site. Transformation expenses primarily include costs for consulting services, costs in connection with the staffing and execution of the Company’s transformation initiatives, and costs associated with the reduction in force of certain personnel and other costs related to discontinuing certain activities at the Los Angeles plant. The Los Angeles plant reorganization is expected to be completed by December 31, 2026. For the three and six months ended June 30, 2026, the plant reorganization expenses amounted to $682 and $3,115, respectively. The three months ended June 30, 2026 included wages of $682 associated with cleaning up the Los Angeles plant and the transfer of production. The six months ended June 30, 2026 included severance costs of $932, wages associated with cleaning up the Los Angeles plant and the transfer of production of $682, waste disposal costs of $390, and miscellaneous other costs of $1,111. No such plant reorganization costs were incurred during the three and six months ended June 30, 2025. The Company also impaired certain assets at its Los Angeles plant that became idle due to the reorganization. For the three and six months ended June 30, 2026, the related costs were $284 and $943, respectively. The related impairment charges are included in asset impairments on the condensed consolidated statements of operations. There were no such charges for the three and six months ended June 30, 2025.

Recent Adopted Accounting Guidance—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses,” which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. The Company's adoption of this standard on January 1, 2026, had no impact on its disclosures and no material impact on its results of operations, cash flows and financial condition.

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

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable to, or not expected to have a significant impact upon, its condensed consolidated financial statements.

Reclassification — Certain amounts in the accompanying condensed consolidated statements of operations and cash flows have been reclassified to conform to the current period financial statements. These reclassifications have not changed the results of operations or cash flows of the prior period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
U.S. crop	$48,033	$52,674	$115,193	$110,201
U.S. Specialty	21,804	19,585	38,174	34,834
Total U.S.	69,837	72,259	153,367	145,035
International	46,917	57,054	86,955	100,078
Total net sales:	$116,754	$129,313	$240,322	$245,113

Net sales are reported within the country or region in which the ultimate sale is made to the customer. As of October 1, 2025, the Company implemented a new organizational structure, as part of its business transformation actions, and now sells and recognizes direct business-to-business sales to certain foreign customers in its US Crop business. The associated sales are reported as U.S. Crop net sales for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, these sales were included in International net sales and amounted to $7,126 and $10,693, respectively. These prior period amounts have not been restated and are provided for comparability purposes only.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and six months ended June 30, 2026, that was included in customer prepayments at the beginning of 2026, was $13,696 and $32,353, respectively. The Company expects to recognize all its remaining customer prepayments as revenue in fiscal 2026.

The Company has contract assets that relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property. At June 30, 2026 and December 31, 2025, the contract assets amounted to $8,250 and are included in other assets on the condensed consolidated balance sheets.

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

4. Stock-Based Compensation — Under the Company’s Equity Incentive Plan of 1993, as amended (“the Plan”), all employees are eligible to receive non-assignable and non-transferable restricted stock (RSUs), options to purchase common stock, and other forms of equity. During the three months ended June 30, 2026 and 2025, the Company's stock-based compensation expense amounted to $388 and $422, respectively. During the six months ended June 30, 2026 and 2025, the Company's stock-based compensation expense amounted to $574 and $981, respectively.

RSUs

A summary of nonvested RSUs outstanding is presented below:

	Six Months Ended June 30, 2026
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2026	448,399	$10.12
Granted	159,360	$2.51
Vested	(287,630)	2.64
Forfeited	(41,642)	20.98
Nonvested shares at June 30, 2026	278,487	$11.87

As of June 30, 2026, the total unrecognized stock-based compensation expense related to RSUs outstanding was $732 and is expected to be recognized over a weighted-average service period of 2.8 years.

Stock Options

Incentive Stock Option Plans - A summary of the incentive stock option activity for the six months ended June 30, 2026 is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2026	357,024	$10.28	4.9	$—
Granted	170,000	$2.51	9.9	$—
Forfeited	(39,945)	$9.08	6.4	$—
Balance as of June 30, 2026	487,079	$7.86	6.4	$—
Options vested and exercisable as of June 30, 2026	232,882	$7.57	6.4	$—

As of June 30, 2026, the total unrecognized stock-based compensation expense related to stock options outstanding was $435 and is expected to be recognized over a weighted-average service period of 1.9 years.

5. Income Taxes — Income tax expense was $383 for the three months ended June 30, 2026, as compared to $765 for the three months ended June 30, 2025. Income tax expense was $507 for the six months ended June 30, 2026, as compared to $1,152 for the six months ended June 30, 2025. The effective income tax rate for the three and six months ended June 30, 2026, was computed based on the estimated effective tax rate for the full year. This calculation resulted in an effective tax rate of negative 4.04% for the three months ended June 30, 2026, as compared to negative 908.23% for the three months ended June 30, 2025. The effective income tax rate was negative 3.76% for the six months ended June 30, 2026, as compared to negative 14.13% for the six months ended June 30, 2025. The increase in the effective income tax rate for the three and six months ended June 30, 2026, compared to the same period in the prior year is primarily attributed to a reduction in the estimated effective tax rate for the full year primarily for the profitable entities with no established valuation allowance. The Company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, several of the Company's international businesses outside of Brazil were profitable, resulting in an income tax expense.

6. Earnings Per Share — The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(9,868)	$(849)	$(14,014)	$(9,311)
Denominator:
Weighted average shares outstanding-basic	28,649	28,345	28,649	28,308

Due to net losses for the three and six months ended June 30, 2026 and 2025, stock options and other grants were excluded from the computation of diluted net loss per share, as they would be antidilutive.

7. Comprehensive (Loss) Income — Total comprehensive (loss) income includes, in addition to net losses, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and six months ended June 30, 2026 and 2025, total comprehensive (loss) income consisted of net losses and foreign currency translation adjustments.

8. Inventories — Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	June 30, 2026	December 31, 2025
Finished products	$161,498	$148,961
Raw materials	19,884	27,073
Inventories	$181,382	$176,034

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.

9. Property, Plant and Equipment — Property, plant and equipment at June 30, 2026, and December 31, 2025, consist of the following:

	June 30, 2026	December 31, 2025
Land	$2,763	$2,761
Buildings and improvements	20,548	20,494
Machinery and equipment	150,939	149,715
Office furniture, fixtures and equipment	6,005	5,799
Automotive equipment	973	910
Construction in progress	2,889	2,094
Total	184,117	181,773
Less accumulated depreciation	(132,939)	(128,737)
Property, plant and equipment, net	$51,178	$53,036

The Company recognized depreciation expenses related to property and equipment of $1,584 and $1,660 for the three months ended June 30, 2026 and 2025, respectively, and $3,179 and $3,338 for the six months ended June 30, 2026 and 2025, respectively.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

10. Leases — The Company has operating leases for certain of its warehouses, manufacturing facilities, offices, cars, railcars and certain equipment. The lease term under such leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise. The Company has leases with a lease term ranging from one year to approximately 20 years.

The operating lease expense for the three months ended June 30, 2026 and 2025 was $1,742 and $1,873, respectively, and $3,571 and $3,689 for the six months ended June 30, 2026 and 2025, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial.

Other information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,661	$1,862	$3,605	$3,788
Right-of-use assets obtained in exchange for new liabilities	$1,776	$1,607	$2,654	$2,009

The weighted-average remaining lease term and discount rate related to the operating leases as of June 30, 2026 were as follows:

Weighted-average remaining lease term (in years)	3.81
Weighted-average discount rate	5.52%

Future minimum lease payments under non-cancellable operating leases as of June 30, 2026, were as follows:

2026	3,063
2027	5,288
2028	3,801
2029	2,798
2030	1,800
Thereafter	1,516
Total lease payments	$18,266
Less: imputed interest	(1,761)
Total	$16,505
Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$5,289
Operating lease liabilities, long term	$11,216

11. Intangibles — The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of June 30, 2026, and December 31, 2025. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the condensed consolidated statements of operations.

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights and patents	$262,924	$154,408	$108,516	$262,649	$149,576	$113,073
Trademarks	39,076	16,675	22,401	38,808	15,842	22,966
Customer lists	12,580	10,312	2,268	12,328	9,621	2,707
Total intangibles assets	$314,580	$181,395	$133,185	$313,785	$175,039	$138,746

Domestic intangible assets	174,027	112,972	61,055	173,898	109,885	64,013
International intangible assets	140,553	68,423	72,130	139,887	65,154	74,733
Total intangibles assets - domestic and international	$314,580	$181,395	$133,185	$313,785	$175,039	$138,746

The following schedule represents intangible assets activity for the six months ended June 30, 2026:

Amount
Intangible assets at January 1, 2026	$138,746
Additions during Q1 2026	9
Impact of movement in exchange rates	345
Amortization expense	(3,029)
Intangible assets at March 31, 2026	$136,071
Additions during Q2 2026	98
Impact of movement in exchange rates	46
Amortization expense	(3,030)
Intangible assets at June 30, 2026	$133,185

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2026	$6,060
2027	12,036
2028	10,996
2029	10,698
2030	10,543
Thereafter	82,852
$133,185

During the three months ended June 30, 2026 and 2025, amortization expense was $3,030 and $3,049, respectively, and $6,059 and $6,115 during the six months ended June 30, 2026 and 2025, respectively.

12. Debt — The Company had two term loans at June 30, 2026. At December 31, 2025, the Company had a revolving line of credit. The debt is summarized in the following table:

Long-term indebtedness ($000's)	June 30, 2026	December 31, 2025
Current portion of long-term debt	$2,250	$—
Long-term debt, net of current portion	282,775	174,000
Unamortized debt discount and debt issuance costs	(17,406)	(3,015)
Total indebtedness, net of unamortized debt discount and debt issuance costs	$267,619	$170,985

At June 30, 2026, long-term debt is related to the two term loans that were put in place on March 13, 2026, and the balance is presented net of unamortized debt discount and debt issuance costs on the condensed consolidated balance sheets. At December 31, 2025, the Company had a revolving line of credit and the related unamortized debt issuance costs are included in prepaid expenses on the condensed consolidated balance sheets.

On March 13, 2026, AMVAC Chemical Corporation (“AMVAC”), a subsidiary of American Vanguard Corporation (the “Company”), as borrower, and certain affiliates of the Company (including the Company), as guarantors, entered into (i) a Credit and Guaranty Agreement (the “First Lien Term Loan”) with a group of commercial lenders led by Centerbridge Partners, L.P., and Wilmington Trust, National Association as administrative agent; (ii) a Credit and Guaranty Agreement (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Term Loans”) with a group of commercial lenders led by BMO Bank N.A., as sole lead arranger and book runner, and BMO Bank N.A. as administrative agent; and (iii) an Intercreditor Agreement (the “Intercreditor Agreement”) by and among Wilmington Trust, National Association, as first lien agent (in such capacity, the “First Lien Agent”), BMO Bank N.A., as second lien agent (in such capacity, the “Second Lien Agent”), and the secured creditors from time to time party thereto. The proceeds of the Term Loans, were used, among other things, to refinance in full and retire existing indebtedness under the Third Amended and Restated Credit Agreement, dated as of August 5, 2021 (the “Prior Credit Agreement”), to pay related fees and expenses, and will also be used for other general corporate and working capital purposes permitted under the Term Loans.

First Lien Term Loan

The First Lien Term Loan is a senior secured term loan facility with a five year term for an aggregate principal amount of $225,000 that matures on March 13, 2031. The First Lien Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default for financings of this type. AMVAC is obligated to pay the principal amount in consecutive quarterly installments commencing as of June 30, 2026, in an amount for each such fiscal quarter equal to 0.25% of the original principal amount. The unpaid principal amount shall be due and payable in full on the maturity date. AMVAC is required to make mandatory prepayments of the First Lien Term Loan in certain circumstances (e.g. the disposition of certain collateralized assets) and is permitted to make voluntary prepayments subject to payment of an applicable prepayment premium during the first 48 months following closing, in each case, in accordance with the terms of the First Lien Term Loan. Interest on the First Lien Term Loan is based on a specified benchmark rate (including, as applicable, a SOFR-based rate) plus an applicable margin initially equal to 8.25% per annum for SOFR loans (or 7.25% per annum for base rate loans), subject to step-downs based on the Company’s consolidated total leverage ratio, or an alternate base rate, as described in the First Lien Term Loan. In addition, a leverage fee of 1.00% per annum, payable in kind, is payable on the outstanding term loans for so long as the Company’s consolidated total leverage ratio exceeds 5.00:1.00.

The Company is also required to maintain a minimum consolidated leverage ratio of the First Lien Term Loan Principal to consolidated EBITDA for the trailing twelve months of 6.70 to 1.00 for the quarters ending March 31, 2026 to December 31, 2026, 6.13 to 1.00 for the quarter ending March 31, 2027, 5.68 to 1.00 for the quarter ending June 30, 2027, 5.23 to 1.00 for the quarter ending September 30, 2027, 4.78 to 1.00 for the quarter ending December 31, 2027, 4.44 to 1.00 for the quarter ending March 31, 2028, 4.19 to 1.00 for the quarter ending June 30, 2028, 4.02 to 1.00 for the quarter ending September 30, 2028, and 4.00 to 1.00 for the quarters ending December 31, 2028 and thereafter. AMVAC and the guarantors are also required to maintain minimum unrestricted cash and cash equivalents of $30,000 for the months ending March 31, 2026 to May 31, 2026, $20,000 for the months ending June 30, 2026 to August 31, 2026, $30,000 for the month ending September 30, 2026, $35,000 for the months ending October 31, 2026 to November 30, 2026, $40,000 for the months ending December 31, 2026 to September 30, 2027, $45,000 for the months ending October 31, 2027 to December 31, 2027, and $50,000 for the months ending January 31, 2028 and thereafter.

Second Lien Term Loan

The Second Lien Term Loan is a secured term loan facility with a five-year term for an aggregate principal amount of $60,000 that matures on March 13, 2031. The Second Lien Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default for financings of this type. AMVAC is required to make mandatory prepayments of the Second Lien Term Loan in certain circumstances and is permitted to make voluntary prepayments without premium or penalty, in each case, in accordance with the terms of the Second Lien Term Loan. Interest on the Second Lien Term Loan is based on a specified benchmark rate (including, as applicable, a SOFR-based rate) plus an applicable margin of 2.00% per annum, subject to a SOFR floor of 3.00%, or an alternate base rate, as described in the Second Lien Term Loan.

Pursuant to the terms of the First Lien Term Loan and Second Lien Term Loan, the Company is prevented from paying cash dividends to shareholders.

The weighted average interest rate for the three and six months ended June 30, 2026 was 12.8% and 12.0%, respectively. Total interest expense (including amortization of deferred loan fees) was $9,329 and $4,445 for the three months ended June 30, 2026 and 2025, respectively, and $15,162 and $8,229 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company is in compliance with its financial covenants.

13. Legal Proceedings — The Company records a liability on its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company recognizes legal expenses in connection with loss contingencies as incurred. Except as otherwise described below, there have been no material changes in previously reported litigation matters since the filing of the Company's Form 10-K for the period ended December 31, 2025, or the filing of the Company's Form 10-Q for the period ended March 31, 2026:

Chavez & Marquinez. Two cases were filed independently in 2012 in Louisiana and Delaware involving claims on behalf of banana workers for personal injury allegedly arising from exposure to DBCP in the late 1970’s. Through several years of law and motion practice, the number of plaintiffs in the actions has been reduced from about 2,750 to 290, all of whom are banana workers from Costa Rica, Ecuador, Guatemala and Panama, and both cases have been consolidated before the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695 & 00697). Discovery commenced in 2018 and has largely concluded. Further, the court has segregated plaintiffs into several small groups (including eight trials groups of ~20 Ecuadoreans in total) for trial. The first group of Ecuadorean plaintiffs was to go to trial in Q4, 2026; however, in June 2026, the court granted AMVAC’s motion for summary judgment on the ground that “there is no evidence that any of the plaintiffs say that they had exposure to AMVAC’s product.” To the Company’s knowledge, none of the plaintiffs has produced any evidence to the contrary. The Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for these matters.

Region 9, Notice of Violation re: FPAS. On November 25, 2024, EPA Region IX issued to American Vanguard Chemical Corporation a letter requesting that AMVAC show cause why a civil penalty should not be assessed with respect to allegations that, from 2020 through 2023, AMVAC violated Section 12(a)(2)(N) of FIFRA by exporting 18 unregistered pesticides to foreign purchasers in 14 countries without submitting to EPA a Foreign Purchaser Acknowledgement Statement (“FPAS”) from each foreign purchaser to EPA, as required by 40 C.F.R. § 168.75(c). After negotiation over several months, the parties agreed to a settlement amount. Accordingly, effective June 29, 2026, EPA and the Company entered into a consent agreement and final order (“CAFO”) pursuant to which the Company paid $542K in full settlement of the claims raised by Region IX. Thus, the matter has been concluded.

14. Accumulated Other Comprehensive Loss — The following table lists the beginning balance, activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Total
Balance, January 1, 2026	$(12,000)
Foreign currency translation adjustment, net of tax effects of ($0)	938
Balance, March 31, 2026	$(11,062)
Foreign currency translation adjustment, net of tax effects of ($15)	1,323
Balance, June 30, 2026	$(9,739)

Balance, January 1, 2025	$(18,729)
Foreign currency translation adjustment, net of tax effects of ($4)	1,825
Balance, March 31, 2025	$(16,904)
Foreign currency translation adjustment, net of tax effects of ($30)	4,025
Balance, June 30, 2025	$(12,879)

15. Fair Value of Financial Instruments — The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required:

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

16. Supplemental Cash Flow Information:

	For the Six Months Ended June 30,
Cash paid during the period:	2026	2025
Interest	$11,510	$7,678
Income taxes, net of refunds	$(1,596)	$2,423
Non-cash transaction:
Debt refinancing	$60,000	$—

	As of June 30,
Reconciliation of unrestricted cash and restricted cash reported in the condensed consolidated balance sheets	2026	2025
Unrestricted cash	$43,334	$14,482
Restricted cash	567	—
Total cash	$43,901	$14,482

The Company maintains cash balances that exceed federally insured limits with a number of financial institutions. Cash includes legally restricted deposits held as compensating balances against the credit limit of one of the Company's credit cards.

17. Segment Reporting — The Company operates as a single operating segment, which is the business of developing, manufacturing and distributing chemical, biological and biorational products for agricultural, commercial and consumer uses. The Company synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$116,754	$129,313	$240,322	$245,113
Cost of sales
Material and other costs	(71,361)	(79,243)	(146,281)	(155,267)
Warehousing, handling, and outbound freight	(10,680)	(9,523)	(20,911)	(19,108)
Total cost of sales	(82,041)	(88,766)	(167,192)	(174,375)
Gross profit	34,713	40,547	73,130	70,738
Operating expenses
Selling, general and administrative	(26,623)	(28,623)	(54,336)	(55,251)
Research, product development and regulatory	(6,484)	(5,803)	(11,755)	(11,485)
Product liability claims	(119)	—	(201)	—
Transformation	(1,506)	(1,621)	(4,310)	(3,812)
Asset impairments	(284)	(134)	(943)	(134)
Operating (loss) income	(303)	4,366	1,585	56
Change in fair value of an equity investment	(52)	—	(172)	—
Interest expense, net	(9,130)	(4,450)	(14,920)	(8,215)
Loss before provision for income taxes	(9,485)	(84)	(13,507)	(8,159)
Income tax expense	(383)	(765)	(507)	(1,152)
Net loss	$(9,868)	$(849)	$(14,014)	$(9,311)

Asset categories provided to the CODM are consistent with those reported on the condensed consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Numbers in thousands)

FORWARD-LOOKING STATEMENTS/RISK FACTORS:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; military activity and other geopolitical activity; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources given that interest rate and inflation affect the debt market; and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part II, Item 1A of this Form 10-Q under the heading "Risk Factors," in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

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

Three Months Ended June 30, 2026 and 2025:

Overview of the Company’s Performance

With prolonged pressure on the farm economy from higher fuel and fertilizer costs during the second quarter of 2026, distributors, retailers and growers continued to follow conservative procurement practices, buying goods closer to time-of-need and minimizing carrying costs which, in some cases (as with the Company's cotton products) deferring purchases until the third quarter. At the same time, domestic demand for our Specialty products was strong. However, in light of adverse weather and increased raw material costs, International markets have softened. As a consequence, on a consolidated basis, the Company’s financial performance declined with respect to both net sales and profitability in the period.

Overall net sales during the quarter declined by 10% over the comparable period last year. This performance included decreases in net sales of both US Crop (down 9%, largely from a shift in sales of cotton products to the third quarter) and International business (down 18%, largely due to weather and higher prices occasioned by increased raw material costs), partially offset by increased net sales in our Specialty business (up 11%). With lower sales, gross profit decreased 14% quarter-over-quarter. Further, with increased freight costs (largely due to fuel prices) and higher net factory costs, gross margin percentages ended at 30% for the second quarter of 2026, as compared to 31% in the same quarter of the prior year.

While declining by 3% on an absolute basis quarter-over-quarter, operating expenses as a percentage of net sales increased to 30% from 28% in the same quarter of the prior year. Compared to the same period of the prior year, research, product development and regulatory expenses increased by 12%, selling expenses declined by 5%, and general and administrative expenses declined by 9%. Expenses in the three months ended June 30, 2026, related to continued transformation efforts, primarily focused on transferring manufacturing activities from our LA facility to Axis, amounted to $1,506.

Interest expense, net increased by $4,680 due to increased borrowing under the new debt structure (consisting of the First Lien Term Loan and Second Lien Term Loan), that was put into place on March 13, 2026, and the comparatively higher effective interest rate thereunder.

The Company recorded an income tax expense of $383 compared to $765 in the same period of last year. The decrease in income tax expense compared to the same period last year is primarily attributed to a reduction in the estimated effective tax rate for the full year for primarily the profitable entities with no established valuation allowance. The Company generated a net loss of $9,868 or $(0.34) per share compared to a net loss of $849 or $(0.03) per share in the same quarter of the prior year.

RESULTS OF OPERATIONS

	For the Three Months Ended June 30,
	2026	2025	Change	% Change
Net sales:
U.S. crop	$48,033	$52,674	$(4,641)	-9%
U.S. Specialty	21,804	19,585	2,219	11%
Total U.S.	69,837	72,259	(2,422)	-3%
International	46,917	57,054	(10,137)	-18%
Total net sales	$116,754	$129,313	$(12,559)	-10%
Total cost of sales	$(82,041)	$(88,766)	$6,725	-8%
Total gross profit	$34,713	$40,547	$(5,834)	-14%
Total gross margin	30%	31%

Our domestic crop business recorded net sales during the second quarter of 2026 that were 9% lower than those of the second quarter of 2025. The decrease was driven largely by timing of product sales within the cotton portfolio, specifically Bidrin® cotton insecticide and Folex® cotton defoliant, which carried over into the third quarter (in the case of Folex, closer to time of use as a harvest aid). In addition, granular soil insecticide sales declined quarter over quarter, reflecting softer demand for products such as Aztec®, and Thimet® amid variable pest pressure and more cautious grower spending across key corn and row crop markets. The decreases were partially offset by direct business-to-business sales from the US Crop business to certain foreign customers (as part of our organization restructuring) and strong performance in the herbicide and fungicide portfolios, led by continued momentum from Impact® and Envoke®. Soil fumigant sales also rose during the period, supported by steady demand for proven nematode and disease management solutions in high-value crop markets.

Our domestic Specialty business posted a 11% increase in net sales over the second quarter with improved sales across the portfolio. Among the drivers were increased sales of turf products (Turfcide® fungicide and Dylox® insecticide), herbicide products (particularly Bromacil and Imazaquin).

Net sales of our international businesses decreased by 18% during the period. Within Central America, demand for various products, including Mocap®, Thimet®, and various third-party products, was reduced on account of El Niño weather, which brought drier than normal conditions and either delayed or suspended crop planting. This effect was felt primarily in rice in Panamá and Nicaragua, peanuts in Nicaragua and vegetables in Guatemala. In addition, certain direct business-to-business sales are now managed by the US crop business as part of our drive for improved operational efficiency. Further, product sales to certain banana plantations were paused in light of labor union activity. In addition, in Mexico, Bromacil herbicide sales were down due to reduced demand from the agave market, while sales of soil fumigants declined due to shipping issues. These decreases were partially offset by stronger sales of Counter, K Salt and Gesapax Combi in Mexico. In Brazil, demand for the two main products (Redshield and Argenfrut) declined due, in part, to higher prices occasioned by raw material cost increases.

On a consolidated basis, gross profit for the second quarter of 2026 decreased by 14% as compared to the second quarter of 2025, due largely to decreased sales volume. With increased freight costs and higher net factory costs, the Company recorded a gross margin percentage of 30% for the quarter, as compared to 31% for the same period of the prior year.

The change in operating expenses by department is as follows:

	For the Three Months Ended June 30,
	2026	2025	Change	% Change
Operating expenses
Selling	$11,102	$11,633	$(531)	-5%
General and administrative
Other	12,394	13,791	(1,397)	-10%
Amortization	3,034	3,049	(15)	0%
Legal reserves	92	150	(58)	-39%
Research, product development and regulatory	6,484	5,803	681	12%
Product liability claims	119	—	119	100%
Asset impairments	284	134	150	112%
Transformation	1,506	1,621	(115)	-7%
Total	$35,015	$36,181	$(1,166)	-3%

•
Selling expenses decreased for the three months ended June 30, 2026, as compared to the same period of the prior year. This decrease was primarily associated with lower wages, salaries and travel expenses, and lower spending on advertising and promotional activities, as the Company focused on controlling operating expenses and improving operational efficiency.
•
Other general and administrative expenses decreased during the three months ended June 30, 2026, as compared to the same period of the prior year. The main drivers were reduced wages and salaries and lower expenses related to outside service providers.
•
Amortization remained flat during the three months ended June 30, 2026, as compared to the same period of the prior year.
•
Legal reserves pertain to an EPA matter during the three months ended June 30, 2026, and minor products complaints during the three months ended June 30, 2025. The two matters are unrelated.
•
Research, product development costs and regulatory expenses increased for the three months ended June 30, 2026, as compared to the same period of the prior year. This increase was driven by higher expenses associated with third-party product development studies.
•
Product liability claims relate to the Company's Specialty business.
•
Asset impairments for the three months ended June 30, 2026, relate to the decision to discontinue synthesis operations at the Los Angeles manufacturing facility. During the three months ended June 30, 2025, the Company made the decision to discontinue selling one small volume product and wrote off the remaining intangible asset book value in the amount of $134.
•
The following table shows the different components of transformation expenses for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Consulting and strategic advisory services	$—	$28
Other termination and retention costs	661	642
Transformation related employee costs	—	—
IT implementations	3	240
Plant reorganization costs	682	—
Legal and regulatory expense	—	711
Other	160	—
Total	$1,506	$1,621

Transformation costs related to the Company’s digital and structural transformation project and manufacturing footprint optimization decreased for the three months ended June 30, 2026, as compared to the same period of the prior year. The Company expects that these costs will continue to decrease. The decrease was partially offset by an increase in plant reorganization costs focused primarily on activity in support of the project to transfer production activity from the Los Angeles site to the Axis site. The Los Angeles plant reorganization is expected to be completed by December 31, 2026 and is part of the

Company's optimization efforts of its manufacturing footprint, which involves reconfiguring the Los Angeles site by ending synthesis operations on that site and building upon strengths and capabilities at its Axis manufacturing site. The plant reorganization costs incurred relates to a reduction in force of certain personnel, material waste disposal and other related expenses. No such costs were incurred during the three months ended June 30, 2025.

Operating expenses excluding the expenses associated with transformation and product liability claims, a non-GAAP measure, which reflects the business focus on managing underlying ongoing expenses, ended at $33,106 or 28% of net sales. In comparison, operating expenses for the same period of the prior year were $34,426 or 27% of net sales.

Average Indebtedness and Interest expense

Interest costs are summarized in the following table:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average indebtedness	$285,097	$8,244	11.6%	$196,703	$4,110	8.4%
Amortization of deferred loan fees	—	1,085	—	—	335	—
Other interest income	—	(152)	—	—	16	—
Subtotal	$285,097	$9,177	12.9%	$196,703	$4,461	9.1%
Capitalized interest	—	(47)	—	—	(11)	—
Total	$285,097	$9,130	12.8%	$196,703	$4,450	9.0%

The Company's borrowings in the three months ended June 30, 2026, were higher compared to the same period of the prior year, mainly as a result of the new debt structure put into place on March 13, 2026. The Company refinanced its revolving credit line with a term loan structure that increased debt and placed additional cash on the Company’s balance sheet. The new debt structure resulted in an increase in the effective interest rate.

Income tax expense was $383 for the three months ended June 30, 2026, as compared to $765 for the three months ended June 30, 2025. The effective income tax rate for the three months ended June 30, 2026, was computed based on the estimated effective tax rate for the full year which is approximately 19%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three months ended June 30, 2026. During the three months ended June 30, 2026, several of the Company’s international businesses outside of Brazil were profitable resulting in an income tax expense.

Our overall net loss for the three months ended June 30, 2026 was $9,868 or ($0.34) per basic and diluted share, as compared to net loss of $849 or ($0.03) per basic and diluted share in the same quarter of 2025.

Six Months Ended June 30, 2026 and 2025:

Overview of the Company’s Performance

The domestic crop protection market for the first half of 2026 was stable; channel inventories were low, and demand was generally consistent with seasonal need. With the farm economy continuing to feel the effects of high cost of capital coupled and higher costs of fuel and fertilizer (largely due to military activity in the Middle East), the distribution channel persisted in following conservative procurement practices, buying goods closer to time-of-need and minimizing carrying costs. The domestic Specialty market was strong during the six-month period with stable sales performance across multiple segments (ornamental, pest control, turf and landscape). However, in the face of adverse weather and increased raw materials prices, the International markets were not as strong. Thus, on a consolidated basis, the Company’s net sales performance for the first half of 2026 was flat to slightly down, operating profit was up, and, with substantially higher interest expense, net income declined.

The Company’s consolidated net sales for the first half of 2026 were slightly less (2%) than those of the prior year period. This performance included US Crop sales that were up 5%, Specialty net sales up 10%, and International net sales down 13%. Gross profit improved by 3%, and, despite a slightly weaker overall factory performance, the gross margin percentage ended at 30% for the first half of 2026, as compared to 29% to the prior year period.

Operating expenses increased by approximately 1% and, when expressed as a percentage of net sales, increased to 30% compared to 29% during the same period a year ago. Within operating expenses, selling expenses were down 3%, general and administrative expenses decreased by approximately 1%, and research, product development and regulatory expenses were up 2%.

Interest expense, net increased by about $6,705 due to increased borrowing, driven by the two term loans, put in place on March 13, 2026, and increased effective interest rates compared to the revolving line of credit that was refinanced.

The Company recorded an income tax expense of $507 as compared to $1,152 in the same period of last year. The decrease in the income tax expense compared to the same period last year primarily arises from a reduction in the estimated effective tax rate for the full year for profitable entities with no established valuation allowance. The Company generated a net loss of $14,014 or ($0.49) per share compared to a net loss of $9,311 or ($0.33) per share in the same period a year ago.

RESULTS OF OPERATIONS

	For the Six Months Ended June 30,
	2026	2025	Change	% Change
Net sales:
U.S. crop	$115,193	$110,201	$4,992	5%
U.S. Specialty	38,174	34,834	3,340	10%
Total U.S.	153,367	145,035	8,332	6%
International	86,955	100,078	(13,123)	-13%
Total net sales	$240,322	$245,113	$(4,791)	-2%
Total cost of sales	$(167,192)	$(174,375)	$7,183	-4%
Total gross profit	$73,130	$70,738	$2,392	3%
Total gross margin	30%	29%

Our domestic crop business recorded net sales during the first half of 2026 that were 5% higher than those of the first half of 2025, due to improved industry demand for the Company’s Impact herbicide, Counter nematicide, Smartchoice granular soil insecticide and soil fumigants. The performance included direct business-to-business sales from the US Crop business to certain foreign customers (as part of our organization restructuring). These increases were partially offset by lower sales of cotton defoliant, Folex, and cotton insecticide, Bidrin, due to a seasonal shift in orders. All in all, performance across the US Crop portfolio saw strong improvements, as compared to the same period of 2025.

Our domestic Specialty business posted a 10% increase in net sales in the first half of 2026 compared to the first half of 2025, with improvement over multiple market segments, as the Company began to see the effects of a more focused go-to-market strategy within the context of just-in-time procurement practices. Specifically, the Company recorded strong sales of OHP’s ornamental products, as a result of increased demand for its biological product solutions (namely, its hallmark Botanigard® biological brand). While cooler weather in key areas of the country delayed the traditional start of the pest control business, the turf business performed better than forecasted, driven primarily by a significant increase in demand for our Turfcide® fungicide, our Bromacil herbicide, our Basamid® soil fumigant product (which supports the construction of new golf courses across the US) and our Dylox insecticide. These gains were partially offset by reduced sales of our mosquito adulticide.

Net sales of our international businesses decreased by 13% during the first half of 2026 compared to the first half of 2025. The business experienced lower sales in Brazil relative to the same period of the prior year, primarily due to the delayed delivery of goods from the final quarter of 2024 into the first quarter of 2025 (which delay did not repeat in 2026). Further, certain direct business-to-business sales are now managed by the US crop business as part of our drive for improved operational efficiency. In addition, our Agrinos business in India experienced lower sales. Drier weather in Central America slowed sales (for example, Counter, Aztec and Impact as well as various third-party products) late in the six-month period, which was partially offset by improved sales in Ecuador, arising from the Company’s launch of Mocap for use on bananas, as well as in Mexico, by higher sales of non-crop vegetation control products and more normalized channel inventories.

On a consolidated basis, gross profit for the first six months of 2026 improved by 3%, as compared to the same period of the prior year. Increased sales volume of higher-margin domestic products contributed to the increase. This performance, along with a continued strong factory efficiency, resulted in gross margin for the first half of 2026 of 30%, as compared to 29% during the same period of the prior year.

The change in operating expenses by department is as follows:

	For the Six Months Ended June 30,
	2026	2025	Change	% Change
Operating expenses
Selling	$21,685	$22,356	$(671)	-3%
General and administrative
Other	26,496	26,630	(134)	-1%
Amortization	6,062	6,115	(53)	-1%
Legal reserves	92	150	(58)	-39%
Research, product development and regulatory	11,755	11,485	270	2%
Product liability claims	201	—	201	100%
Asset impairments	943	134	809	604%
Transformation	4,310	3,812	498	13%
Total	$71,544	$70,682	$862	1%

•
Selling expenses decreased during the six months ended June 30, 2026, as compared to the same period of the prior year. This decrease was primarily associated with lower wages, salaries and travel expenses, partially offset by slightly higher spending on advertising and promotions.
•
Other general and administrative expenses declined slightly during the six months ended June 30, 2026, as compared to the same period of the prior year.
•
Amortization declined slightly during the six months ended June 30, 2026, as compared to the same period of the prior year, as a result of the retirement of fully written down assets in the prior year.
•
Legal reserves pertain to an immaterial amount related to an EPA matter during the six months ended June 30, 2026, and an immaterial amount for a minor product complaint during the six months ended June 30, 2025. The two matters are unrelated.
•
Research, product development costs and regulatory expenses slightly increased during the six months ended June 30, 2026, as compared to the same period of the prior year. This increase was driven by slightly higher expenses associated with third-party product development studies.
•
Product liability claims relate to the Company's Specialty business.
•
Asset impairments for the six months ended June 30, 2026, relate to the decision to discontinue synthesis operations at the Los Angeles manufacturing facility. In the same period of 2025, the Company made the decision to discontinue selling one small volume product and wrote off the remaining intangible asset book value in the amount of $134.
•
The following table shows the different components of transformation expenses for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Consulting and strategic advisory services	$87	$1,149
Other termination and retention costs	877	1,167
Transformation related employee costs	63	—
IT implementations	8	693
Plant reorganization costs	3,115	—
Legal and regulatory expense	—	711
Other	160	92
Total	$4,310	$3,812

Transformation costs related to the Company’s digital and structural transformation project and manufacturing footprint optimization increased during the six months ended June 30, 2026, as compared to the same period of the prior year. The Company expects that these costs will decrease. The increase in plant reorganization costs focused primarily on activity in support of the project to transfer production activity from the Los Angeles site to the Axis site. The Los Angeles plant reorganization is expected to be completed by December 31, 2026 and is part of the Company's optimization efforts of its manufacturing footprint, reconfiguring the Los Angeles site by ending synthesis operations on that site and building upon strengths and capabilities at its Axis manufacturing site. The plant reorganization costs incurred relate to a reduction in force of certain personnel, material waste disposal and other related expenses. No such costs were incurred during the six months ended June 30, 2025.

Operating expenses excluding the expenses associated with transformation, asset impairments and product liability claims, a non-GAAP measure which reflects the business focus on managing underlying ongoing expenses, ended at $66,090 or 28% of net sales. In comparison, operating expenses for the same period of the prior year were $66,736 or 27% of net sales.

Average Indebtedness and Interest expense

Interest costs are summarized in the following table:

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average indebtedness	$249,182	$13,363	10.7%	$179,710	$7,659	8.5%
Amortization of deferred loan fees	—	1,798	—	—	570	—
Other interest income	—	(154)	—	—	15	—
Subtotal	$249,182	$15,007	12.0%	$179,710	$8,244	9.2%
Capitalized interest	—	(87)	—	—	(29)	—
Total	$249,182	$14,920	12.0%	$179,710	$8,215	9.1%

The Company’s borrowings during the six months ended June 30, 2026 were higher when compared to the same period of the prior year, mainly as a result of the new debt structure put into place on March 13, 2026. That resulted in the refinancing of a previous revolving credit line with a term loan structure that increased debt and placed additional cash on the Company’s balance sheet. Our effective interest rate increased as a result of the change in debt structure.

Income tax expense was $507 for the six months ended June 30, 2026, as compared to $1,152 for the six months ended June 30, 2025. The effective income tax rate for the six months ended June 30, 2026 was computed based on the estimated effective tax rate for the full year which is approximately 19%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the six months ended June 30, 2026. During the six months ended June 30, 2026, several of the Company’s international businesses outside of Brazil were profitable resulting in an income tax expense.

Our overall net loss for the six months ended June 30, 2026 was $14,014 or ($0.49) per basic and diluted share, as compared to net loss of $9,311 or ($0.33) per basic and diluted share in the six months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(60,460)	$(39,836)
Net cash used in investing activities	(2,419)	(1,057)
Net cash provided by financing activities	94,371	41,479
Net increase in cash	31,492	586
Effect of exchange rate changes on cash and cash equivalents	(16)	1,382
Cash at beginning of period	12,425	12,514
Cash at end of period	$43,901	$14,482

The Company used cash of $60,460 in operating activities during the six months ended June 30, 2026, as compared to $39,836 during the six months ended June 30, 2025. Included in the $60,460 are net loss of $14,014, plus non-cash depreciation, amortization of intangibles and other assets in the amount of $9,026, provision for bad debts in the amount of $1,327, stock compensation in the amount of $574, amortization of deferred loan fees in the amount of $1,786 and leases in the amount of $140. Also included are a net change in deferred income taxes of $690, and change in liabilities for uncertain tax positions or unrecognized tax benefits of $50. These together resulted in a cash inflow of $268, as compared to an inflow of $2,575 for the same period of 2025.

During the six months ended June 30, 2026, the Company increased net working capital by $129,494, as compared to an increase of $21,381 during the same period of the prior year. The biggest driver of the increase was the restructuring of the Company’s debt which resulted in a cash inflow of $68,766 which is included in the change in working capital. In addition, accounts receivable increased by $16,225, as compared to an increase by $3,293 in the same period of 2025. This change resulted from receiving lower customer prepayments at the end of 2025. Inventories increased by $4,280, as compared to an increase of $9,785 during the same period of 2025. Customer prepayments decreased by $32,353, as compared to a decrease of $46,187 in the same period of 2025, driven by lower prepayments from customers during December 2025. Accrued program costs decreased by $3,967, as compared to an increase of $10,267 in the prior year, as a result of timing of customers purchases, program simplification, and the mix of sales. Our accounts payable balances decreased by $459, as compared to an increase of $24,547 in the same period of 2025. Prepaid expenses and other assets increased by $339, as compared to an increase of $1,863 in the same period of 2025. Income tax receivable/payable, net changed by $2,506 as compared to $1,024 in the prior year. Finally, other payables and accrued expenses decreased by $5,611, as compared to a decrease of $15,073 in the prior year.

With regard to our program accrual, the decrease (as noted above) primarily reflects our initiatives to simplify customer programs, and as a result of the level and mix of sales and customers in the first half of 2026, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the first half of 2026, the Company made accruals for programs in the amount of $24,309 and made payments in the amount of $28,230. During the first half of the prior year, the Company made accruals in the amount of $41,451 and payments in the amount of $31,032.

Cash used for investing activities was $2,419 for the six months ended June 30, 2026, as compared to $1,057 for the six months ended June 30, 2025. The Company spent $2,322 on fixed assets purchases primarily focused on its manufacturing infrastructure.

During the six months ended June 30, 2026, financing activities provided $94,371, as compared to $41,479 during the same period of the prior year. Net borrowings under the Company's debt structure amounted to $110,437 in the first half of 2026, as compared to $42,169 in the same period of the prior year. As previously noted, this was driven by the retirement of the pre-existing revolving line of credit and replacement by two term loans. The Company made payments in the amount of $16,234 relating to loan fees. Lastly, in exchange for shares of common stock returned by employees, we paid $95 and $142 for tax withholdings on stock-based compensation awards during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 our debt structure includes two term loans. As of December 31, 2025, our debt structure included a senior credit facility. The debt structure are summarized in the following table:

Long-term indebtedness	June 30, 2026	December 31, 2025
Current portion of long-term debt	$2,250	$—
Long-term debt, net of current portion	282,775	174,000
Unamortized debt discount and debt issuance costs	(17,406)	(3,015)
Total indebtedness	$267,619	$170,985

As of June 30, 2026, the Company was in compliance with its financial covenants.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act (1934) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of June 30, 2026, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above. There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1. Legal Proceedings

Please refer to Note 13 in the accompanying Notes to the Condensed Consolidated Financial Statements for legal updates.

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 16, 2026. There have been no material changes in our risk factors as of June 30, 2026, except as follows:

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

The development of Agentic AI tools may overtake the efficacy of available cybersecurity defense tools and, as such, could put the Company’s computing systems at risk. Fueled by enormous investment and activity from competing global developers, agentic AI solutions are evolving at a rapid pace and becoming increasingly powerful. By contrast, cybersecurity defense tools are evolving at a slower rate and are largely configured to defend against traditional, pre-agentic AI threats. Thus, it is possible that the strength of existing defense tools will soon be exceeded by that of new, agentic AI tools. While the Company is taking extensive measures to ensure that its computing systems are well-defended, there is no guarantee that agentic AI tools, whether on their own or in the hands of threat actors, will not breach these systems, which, in turn, could have a material adverse effect upon the Company’s operations or financial performance.

The Company’s primary synthesis factories are dependent upon the continued provision of shared services from competitors. The Company’s manufacturing facilities in both Hannibal, Missouri and Axis, Alabama depend upon the provision of essential services (e.g., utilities, waste treatment) from competitors that are co-located with the Company on those sites. Further, while it owns the machinery and equipment at those sites, the Company is a tenant, and the competitors are landlords, as per the terms of ground leases. There is no guarantee that the landlords of either site will continue to be able to supply some or all shared services to the Company without interruption. Nor does the Company have any control over the disposition of the fee interest of the sites on which its operations are situated. Cessation of some or all shared services by the landlords without sufficient lead time could have a material adverse effect upon the Company’s ability to produce various high-margin products.

Item 2. Purchases of Equity Securities by the Issuer

Under the First Lien Term Loan, the Company is restricted in its ability to make stock repurchases.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: August 10, 2026	By:	/s/ DOUGLAS A. KAYE III
Douglas A. Kaye III
Chief Executive Officer

Dated: August 10, 2026	By:	/s/ david t. johnson
David T. Johnson
Chief Financial Officer and Principal Accounting Officer