Form 10-K/A
period 2025-12-31
AMERICAN VANGUARD CORP
filed 2026-09-30
CIK 5981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From

To

Commission file number
001-13795

AMERICAN VANGUARD CORPORATION

Delaware	95-2588080
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

15440 Laguna Canyon Road, Suite 100, Irvine, California	92660
(Address of principal executive offices)	(Zip Code)
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
of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates
is $111.1 million. This figure is estimated as of June 30, 2025 at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $3.92 per share. For purposes of this calculation, shares owned by executive officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of shares of $0.10 par value Common Stock outstanding as of June 30, 2025, was
28,863,241
. The number of shares of $.10 par value Common Stock outstanding as of February 20, 2026 was 28,539,562.

AMERICAN VANGUARD CORPORATION
EXPLANATORY NOTE
American Vanguard Corporation is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original 10-K”), as originally filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2026, for the sole purpose of updating the Report of Independent Registered Public Accounting Firm (the “Auditor’s Report”) within Item 8 of the Original 10-K to:
(i) confirm that the Auditor’s Report covers each of the three years in the period ended December 31, 2025 in compliance with Rules 2-02(a)(4) and 8-02 of Regulation S-X whereas the previous Auditor’s Report inadvertently cited each of the two previous years ended December 31, 2025 and;
(ii) correct the amount referenced for accrued program costs in the Auditor’s Report from $54.6 million to $52.2 million.
This Form 10-K/A includes new certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A, and a new Consent of Independent Registered Public Accounting Firm, dated as of the date of filing of this Form 10-K/A.
Except for the correction described above, this Form 10-K/A does not purport to update any disclosures contained in the annual report. For disclosures subsequent to March 16, 2026, please see the Company’s reports filed with the Commission after that date.

AMERICAN VANGUARD CORPORATION

ITEM 8

AMERICAN VANGUARD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
American Vanguard Corporation
Newport Beach, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Vanguard Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

AMERICAN VANGUARD CORPORATION

Accrued Program Costs — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company offers incentives and discounts to its customers based on various programs (“programs”). As of December 31, 2025, accrued program costs were $52.2 million. These programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration. Depending on the nature of the program, the Company uses either the expected value or most likely amount method for determining the estimated variable consideration. The Company compares individual sale transactions with programs to determine what, if any, program liabilities have been incurred and makes adjustments to accrued program costs.
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

AMERICAN VANGUARD CORPORATION

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

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 16, 2026
We have served as the Company’s auditor since 2023.

AMERICAN VANGUARD CORPORATION

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
Transformation—Transformation expenses on the consolidated statements of operations include costs related to the Company’s digital and structural transformation project. The digital transformation effort is intended to ensure that business process owners have access to current and complete data that has been generated through standardized systems and processes. The structural transformation effort is intended to improve operating leverage by applying business analytics to current operations, structures, products and services and identifying process improvements, as well as pricing and go-to-market strategies. Transformation expenses primarily include costs for consulting services, severance costs relating to the Company’s former CEO, and costs incurred in connection with the staffing and execution of the Company’s transformation initiatives. In addition, the Company has incurred costs associated with write-offs and write downs of certain assets.
Cost of Sales—Cost of sales primarily includes inventory procurement, production, warehousing, handling, and outbound freight. These costs include direct labor, materials, and manufacturing overhead. Depreciation and amortization expense included in cost of sales amounted to $5,255, $5,157, and $6,599 for the years ended December 31, 2025, 2024, and 2023, respectively.
Advertising Expense—The Company expenses advertising costs in the period incurred. Advertising expenses are recognized as selling expenses in the consolidated statements of operations and were $2,698, $4,111 and $5,736 in 2025, 2024 and 2023, respectively.
Research and Development Expense—Research and development expenses, which are included in research, product development and regulatory, in the consolidated statements of operations were $8,889, $10,933 and $12,347 for the years ended December 31, 2025, 2024 and 2023, respectively
Cash—The Company maintains cash balances that exceed federally insured limits with a number of financial institutions. Cash includes legally restricted deposits held as compensating balances against the credit limit of one of the Company’s credit cards. Restricted cash amounted to $500 and $0 at December 31, 2025 and 2024, respectively.
Inventories—Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.
The components of inventories, consist of the following:

	2025	2024
Finished products	$148,961	$154,628
Raw materials	27,073	24,664

Total inventories	$176,034	$179,292

AMERICAN VANGUARD CORPORATION

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.
Leases—The Company has operating leases for warehouses, manufacturing facilities, offices, cars, railcars and certain equipment for which operating lease right-of-use (“ROU”) assets and corresponding lease liabilities are recorded. The Company measures ROU assets throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus any prepaid lease payments, less the unamortized balance of lease incentives received. The lease liabilities are measured at the present value of the unpaid lease payments at the lease commencement date. Leases that include both lease and non-lease components are accounted for as a single lease component for each asset class, except for real estate leases.
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

AMERICAN VANGUARD CORPORATION

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
Revenue Recognition—The Company recognizes revenue when control of the ordered goods or services are transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Amounts billed for shipping and handling activities after the transfer of control to the customer are considered fulfillment activities and are recognized as revenue. The costs are accrued when the related revenue is recognized. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues. The Company sells its products mainly to distributors and retailers. In addition, the Company also sells its products direct to end users internationally. The products include insecticides, herbicides, soil fumigants, fungicides and biologicals. In addition, the Company recognizes royalty income related to licensing arrangements which qualify as functional licenses rather than symbolic licenses. These license agreements typically include non-refundable up-front fees and minimum guaranteed royalty payments. These fees are allocated to the performance obligations and recognized as revenue as the performance obligations are met. These performance obligations are typically met at a point in time. Sales-based royalties are not recognized as revenue until the underlying sales have occurred. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

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
Contract Assets—Contract assets relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property. At December 31, 2025, the contract assets amounted to $8,250 and are included in other assets on the consolidated balance sheets. The Company did not have any contract assets as of December 31, 2024.

AMERICAN VANGUARD CORPORATION

Accrued Program Costs
—The Company offers various discounts to customers based on purchases within a defined period, other pricing adjustments, some grower volume incentives or other key performance indicator driven incentives to distributors, retailers or growers, usually at the end of a growing season. The Company describes these payments made to customers as a result of these incentives and discounts as “Programs.” Programs are a critical part of doing business in both the U.S. crop and non-crop
chemicals marketplaces. These discount Programs represent variable consideration. Revenues from sales are recorded at the net sales price, which is the transaction price, less an estimate of variable consideration which the Company expects to pay to its customers. Depending on the nature of the program, the Company uses either the expected value or most likely amount method for determining the estimated variable consideration. Each quarter the Company compares individual sale transactions with Programs to determine what, if any, Program liabilities have been incurred. Once this initial calculation is made for the specific quarter, sales and marketing management, along with executive and financial management, review the accumulated Program balance and, for volume driven payments, make assessments of whether or not customers are tracking in a manner that indicates that they will meet the requirements set out in agreed upon terms and conditions attached to each Program. Following this assessment, the Company adjusts the accumulated accrual to properly reflect the liability at the balance sheet date. Programs are paid out predominantly on an annual basis, usually in the final quarter of the financial year or the first quarter of the following year.
Customer Prepayments
—From time to time, the Company receives prepayments from customers which are recorded as customer prepayments on the Company’s consolidated balance sheets. The Company does not recognize revenue on any such payments until the customer places binding purchase orders, the goods are shipped, and control is transferred to the customer. Revenue recognized for the years ended December 31, 2025, 2024, and 2023 that were included in the customer prepayments balance at the beginning of 2025, 2024, and 2023 was $52,675, $64,947, and $88,097, respectively. The Company made refunds in the amount of $0 and $613 to customers for the year ended December 31, 2025 and 2024, respectively.
Current Expected Credit Losses—The Company maintains an allowance to cover its Current Expected Credit Losses (“CECL”) on its trade receivables, other receivables and contract assets arising from the possible failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables, other receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. In most instances, the Company’s policy is to write off trade receivables when they are deemed uncollectible regarding likely future payments. The vast majority of the Company’s trade receivables, other receivables and contract assets are due in less than 365 days. Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on multiple portfolios. The determination of portfolios is based primarily on geographical location, type of customer and accounts receivables aging. A roll-forward of the allowances for current expected credit losses is presented in supplemental information.
Deferred Loan Fees—These fees in connection with the Company’s senior credit facility are capitalized and amortized on a straight-line basis over the life of the borrowing and included in interest expense, net.
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

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

The Company did not have any significant Level 1 investments as of December 31, 2025. The Company’s equity investment in Clean Seed Capital Group Ltd. was a Level 1 investment as of December 31, 2024 (see Note 13 – Equity Investments).
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
The components of basic and diluted earnings per share were as follows:

	2025	2024	2023
Numerator:
Net (loss) income	$(49,882)	$(126,340)	$7,519

Denominator:
Weighted average shares outstanding - basic	28,426	28,059	28,128
Dilutive effect of stock options and grants	—	—	405

Weighted average shares outstanding - diluted	28,426	28,059	28,533

AMERICAN VANGUARD CORPORATION

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
Recently Issued Accounting Guidance—In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326)”. This update introduces a practical expedient for all entities and an accounting policy election other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. It is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its consolidated financial statements.

AMERICAN VANGUARD CORPORATION

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

The Company and certain of its affiliates were parties to a senior credit facility agreement entitled the “Third Amended and Restated Loan and Security Agreement” dated as of August 5, 2021 (the “Credit Agreement”), which is a senior secured lending facility among AMVAC, the Company’s principal operating subsidiary, as Agent (including the Company and AMVAC BV), as “Borrowers”, on the one hand, and a group of commercial lenders led by BMO Bank, N.A. (formerly Bank of the West) as administrative agent, documentation agent, syndication agent, collateral agent and sole lead arranger, on the other hand. The Credit Agreement initially consisted of a line of credit of up to $275,000, an accordion feature of up to $150,000, a letter of credit and swingline sub-facility (each having limits of $25,000) and had a maturity date of August 5, 2026. The Credit Agreement has underwent twelve amendments since 2021.
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

AMERICAN VANGUARD CORPORATION

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
On March 13, 2026, AMVAC, as borrower, and affiliates (including Registrant), as guarantors, entered into two loan agreements that, in effect, entirely refinanced the previously existing Credit Agreement. The first is a Credit and Guaranty Agreement with Wilmington Trust, National Association, as administrative agent, and a group of lenders led by Centerbridge Partners, L.P., under the terms of which lenders provide a senior, secured term loan in the aggregate principal amount of $225,000 (the “First Priority Term Loan”). The First Priority Term Loan includes a five-year term, initial interest at SOFR (minimum of 3.0%) + 8.25 (with three potential stepdowns of 50bps each upon achievement of 1X, 1.5X and 2.0X inside closing net leverage ratio), amortization of 1.0% per annum, a no-call
provision in year one (with potential for full repayment thereafter with additional exit fees), and two financial covenants—namely, a) a first lien debt-to-EBITDA
ratio starting at 6.7X and stepping down to 4.0X by the fourth quarter of 2028, and b) a minimum liquidity requirement ranging from $20,000 to $45,000 on a monthly schedule through the fourth quarter of 2027, and increasing to $50,000 in January of 2028 and thereafter. Borrower may repay up to $35,000 per annum without incurring premium interest.
The second is a Credit and Guaranty Agreement with BMO Bank, N.A., as agent, and other lenders, under the terms of which lenders provide a second priority term loan in the aggregate principal amount of $60,000 (the “Second Priority Term Loan”). The Second Priority Term Loan is subordinate to the First Priority Term Loan, includes a five-year term, initial interest at SOFR + 2.0, amortization of 10% per annum starting in the third quarter of 2027, no prepayment penalty and no financial covenants.
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

AMERICAN VANGUARD CORPORATION

The table below provides the updated requirements of ASU
2023-09
for 2025. Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21.0% to income before income tax expense, as a result of the following:

	2025
	Amount	Percentage
Computed tax expense at statutory federal rates	(9,912)	21.0%
Increase (decrease) in taxes resulting from:
State taxes, net of federal income tax benefit (1)	115	-0.2%
Foreign tax effects:
Panama
Other	(518)	1.1%
Nicaragua
Change in Valuation Allowance	845	-1.8%
Other	181	-0.4%
Brazil
Foreign Rate Differential	(1,139)	2.4%
Goodwill Impairment	2,882	-6.1%
Other	142	-0.3%
Australia
Goodwill Impairment	700	-1.5%
Other	(59)	0.1%
Costa Rica
Foreign Rate Differential	(858)	1.8%
Goodwill Impairment	2,809	-6.0%
Other	88	-0.2%
Other foreign jurisdictions	512	-1.1%
Effect of cross-border tax laws:
Subpart F Income	648	-1.4%
Tax credits
Research and development (“R&D”) credits	(171)	0.4%
Changes in valuation allowance	5,463	-11.6%
Nontaxable or nondeductible items:
Equity compensation	573	-1.2%
Other	362	-0.8%
Changes in unrecognized tax benefits	(115)	0.2%
Other adjustments:
Return to provision	(159)	0.3%
Other	290	-0.6%

Total	2,679	-5.9%

(1)	State taxes in Illinois, Alabama, Florida, Minnesota, Pennsylvania, Louisiana, California, and North Carolina made up the majority (greater than 50%) of the tax effect in this category.

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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
Gross foreign NOLs related to the Company’s foreign operations were $22,231 and $19,577, for the years ended December 31, 2025 and 2024, respectively. Substantially all of the Company’s foreign NOLs can be carried forward indefinitely.
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

AMERICAN VANGUARD CORPORATION

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
Beginning in 2022, The Tax Cuts and Jobs Act of 2017 (“TCJA”), requires taxpayers to capitalize and amortize research and development expenditures pursuant to Internal Revenue Code, or IRC, Section 174. The enactment of the OBBBA repealed IRC Section 174 for tax years beginning after December 31, 2024. As of December 31, 2024, IRC Section 174 resulted in increases in the Company’s deferred tax asset balance of $7,587. There was an increase in cash tax payments in the amount of $1,431 for the year ended December 31, 2024.
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

AMERICAN VANGUARD CORPORATION

DBCP Cases
Over the course of the past 30 years, AMVAC and/or the Company have been named or otherwise implicated in a number of lawsuits concerning injuries allegedly arising from either contamination of water supplies or personal exposure to 1,
2-dibromo-3-chloropropane
(“DBCP
®
”). DBCP was manufactured by several chemical companies, including Dow Chemical Company, Shell Oil Company and AMVAC (which ceased manufacture in about 1980) and was approved by the USEPA to control nematodes. DBCP was also applied on banana farms in Latin America. The USEPA suspended registrations of DBCP in October 1979, except for use on pineapples in Hawaii. That suspension was partially based on 1977 studies by other manufacturers that indicated a possible link between male fertility and exposure to DBCP among their factory production workers involved with producing the product.
Delaware DBCP Cases
Chavez
 & Marquinez
. Two cases were filed independently in 2012 by the same law firm (HendlerLaw, P.C.) in Louisiana and Delaware involving claims on behalf of banana workers for personal injury allegedly arising from exposure to DBCP. Through several years of law and motion practice, the number of plaintiffs in the actions has been reduced from about 2,750 to 290 banana workers from Costa Rica, Ecuador, Guatemala and Panama, and both cases have been consolidated before the United States District Court for the District of Delaware (USDC DE No.
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
On February 11, 2022, a strawberry grower named Les Enterprises Pitre, Inc. filed a complaint in the Superior Court, District of Labelle, Province of Quebec, Canada, entitled
Pitre, etc. v. Agrocentre Ladauniere, Inc. etal, including Amvac Chemical Corporation
, seeking damages in the amount of approximately $5,000 arising from stunted growth of, and reduced yield from, its strawberry crop allegedly from the application of Amvac’s soil fumigant, Vapam, in spring of 2021. Examinations of plaintiff were held in mid-August
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
Marathon Product Recall Matter
.
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

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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

Liabilities assumed include liabilities of $447 related to income tax matters. Goodwill is not expected to be deductible for income tax purposes. The operating results of Punto Verde have been included in the Company’s consolidated statements of operations from the date of acquisition. Pro-forma financial information is not included herein as the pro-forma impact of the acquisition is not material.

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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
Performance Based Restricted Stock Granted in 2025
—
There were no performance based shares issued during the year ended December 31, 2025.
Performance Based Restricted Stock Granted in 2024
—
During the year ended December 31, 2024, the Company issued a total of 177,010 performance based restricted stock subject to market vesting conditions to its CEO. The shares granted have an average fair value of $2.13. The fair value was determined by using the Monte Carlo valuation method. The fair value of these shares will be expensed over the requisite service period. 118,007 of the shares have a five-year performance period beginning on December 9, 2024 and ending on December 9, 2029. These shares are based upon the relative growth of the fair market value of the Company’s stock price over the course of the performance period as compared to the Company’s stock price at December 9, 2024. For 59,003 of the shares, the performance period is one-,
three-, and five-year periods beginning on December 9, 2024, and ending on December 9, 2025, December 9, 2027, and December 9, 2029. These shares are based upon the relative growth of the fair market value of the Company’s stock price over the course of the performance period compared to the Russell 2000 Index as measured at the end of each performance period.

AMERICAN VANGUARD CORPORATION

Performance Based Restricted Stock Granted in 2023
—
During the year ended December 31, 2023, the Company issued a total of 94,028 performance-based shares to employees. The shares granted during 2023 have an average fair value of $21.51
.
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
Performance Based Restricted Stock Granted in 2022
—
During 2025, the Company concluded that none of the performance based restricted stock granted in 2022 vested as the underlying performance measures were not met.
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

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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
(14) Share Repurchase Programs
The Company periodically repurchases shares of its common stock under a board-authorized repurchase program through a combination of open market transactions and accelerated share repurchase (“ASR”) arrangements.
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
The shares and respective amount are recorded as treasury shares on the Company’s consolidated balance sheets. The table below summarized the number of shares of the Company’s common stock that were repurchased during the years ended December 31, 2025. No shares were repurchased in 2025 or 2024.

Year ended	Total number of shares purchased	Average price paid per share	Total amount paid
December 31, 2025	—	$—	$—
December 31, 2024	—	$—	$—
December 31, 2023	885,290	$17.55	$15,539
Pursuant to Amendments Number Six, Seven, and Eight to the Third Amended Loan and Security Agreement, the Company is currently prevented from making stock repurchases, effective November 7, 2023.

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

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

AMERICAN VANGUARD CORPORATION

PART IV

ITEM 15 FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

1.	Financial Statements. The consolidated financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.	Financial Statement Schedules: Schedule II-A

3.	Exhibit Index

AMERICAN VANGUARD CORPORATION

Schedule II-A—Valuation and Qualifying Accounts

Allowance for Current Expected Credit Losses (in thousands)

	Balance at		Foreign	Balance at
Fiscal Year Ended	Beginning of Period	Additions	exchange impact	End of Period
December 31, 2025	$9,170	2,360	203	$11,733
December 31, 2024	$7,107	2,248	(185)	$9,170
December 31, 2023	$5,136	1,935	36	$7,107

Deferred Tax Assets Valuation Allowance (in thousands)

		Additions Charged to
Fiscal Year Ended	Balance at Beginning of Period	Net Income (Loss)	Other Comprehensive (Gain) Loss	Balance at End of Period
December 31, 2025	$33,855	$7,839	$(308)	$41,386
December 31, 2024	$3,317	$29,730	$808	$33,855
December 31, 2023	$3,853	$1,376	$(1,912)	$3,317

See accompanying report of independent registered public accounting firms on page 4 of this Form 10-K/A.

AMERICAN VANGUARD CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed with Original Report	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of American Vanguard Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities Exchange Commission on March 30, 2004).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of American Vanguard Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2004, filed with the Securities Exchange Commission on February 23, 2005).

3.3	Amended and Restated Bylaws of American Vanguard Corporation dated as of December 5, 2019 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on December 10, 2019).

4.1	Form of Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-122981) filed with the Securities and Exchange Commission on February 25, 2005).

4.2	Description of Registrant’s Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026).	X

10.1†	American Vanguard Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 23, 2018).

10.2†	American Vanguard Corporation Amended and Restated Stock Incentive Plan as of June 8, 2016 (incorporated by reference to Exhibit A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 25, 2016).

10.3†	Form of Incentive Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan, (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005).

10.4†	Form of Non-Qualified Stock Option Agreement under the American Vanguard Corporation Fourth Amended and Restated Stock Incentive Plan, (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005.

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit	Filed with Original Report	Filed Herewith

10.5†	Employment Agreement between American Vanguard Corporation and Eric G. Wintemute dated April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on April 7, 2022).

10.6†	Form of Change of Control Severance Agreement, dated effective as of January 1, 2004, between American Vanguard Corporation and its executive and senior officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed with the Securities Exchange Commission on May 17, 2004).

10.8†	Second Amendment to the Change of Control Severance Agreement, dated effective as of July 11, 2008, between American Vanguard Corporation and named executive officers and senior officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 11, 2008).

10.9†	Form of Indemnification Agreement between American Vanguard Corporation and its Directors (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005).

10.10†	Description of Compensatory Arrangements Applicable to Non-Employee Directors (as set forth on page 41 of the Company’s Proxy Statement which was filed with the Securities and Exchange Commission on April 25, 2024, and incorporated herein by reference).

10.11†	Form of Restricted Stock Agreement between American Vanguard Corporation and named executive officers dated as of November 13, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021).

10.12†	Form of Performance-Based Restricted Stock Units Award Agreement between American Vanguard Corporation and named executive officer dated as of November 13, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021).

10.13†	Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan TSR-Based Restricted Stock Units Award Agreement dated June 6, 2013 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission on February 28, 2014).

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit	Filed with Original Report	Filed Herewith

10.14†	Form of American Vanguard Corporation Amended and Restated Stock Incentive Plan Performance-Based Restricted Stock Units Award Agreement dated June 6, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission on February 28, 2014).

10.15	Third Amended and Restated Loan and Security Agreement dated as of August 5, 2021, among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2021).

10.17	Amendment Number Six to the Third Amended Loan and Security Agreement dated as of November 7, 2023, among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2023).

10.18	Amendment Number Seven to the Third Amended Loan and Security Agreement dated as of August 8, 2023, among AMVAC and certain affiliates, on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2024 filed with the Securities and Exchange Commission on August 9, 2024).

10.19	Amendment Number Eight to the Third Amended Loan and Security Agreement dated as of March 12, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on March 14, 2025).

10.20	Amendment Number Nine to the Third Amended Loan and Security Agreement dated as of March 31, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on April 4, 2025).

10.21	Amendment Number Ten to the Third Amended and Restated Loan and Security Agreement dated as of May 7, 2025, by and among Registrant, AMVAC Chemical Corporation, certain other direct and indirect subsidiaries of Registrant and the senior lending group parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2025).

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit	Filed with Original Report	Filed Herewith

10.22†	2022 Stock Incentive Plan, Incentive Stock Option agreement dated as of January 22, 2024 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024).

10.23†	2022 Stock Incentive Plan, Incentive Stock Option FMV Agreement dated as of January 22, 2024 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024).

10.24†	Transition Agreement, dated as of July 3, 2024, by and between American Vanguard Corporation and Eric G. Wintemute (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2024).

10.25†	Executive Employment Agreement dated as of December 9, 2024, by and between American Vanguard Corporation and Douglas A. Kaye III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2024).

10.26	Cooperation Agreement dated as of April 15, 2025, by and between American Vanguard Corporation and Eric G. Wintemute (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2025).

10.27	Amendment Number Eleventh to the Third Amended Loan and Security Agreement dated as of May 27, 2025, among AMVAC and certain affiliates on the one hand, and a group of commercial lenders led by BMO Harris Bank, N.A., on the other hand. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 29, 2025).

19	Insider Trading Policy of the Company (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 16, 2026).	X

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on May 29, 2025).

AMERICAN VANGUARD CORPORATION

Exhibit Number	Description of Exhibit	Filed with Original Report	Filed Herewith

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.		X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#	X

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#		X

97	American Vanguard Corporation Clawback Policy dated as of September 6, 2023 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 28, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.		X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X

#

These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filing.

†	Indicates a management contract or compensatory plan.

(c)	Valuation and Qualifying Accounts

AMERICAN VANGUARD CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Vanguard Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VANGUARD CORPORATION

By:	/s/ DAVID T. JOHNSON
David T. Johnson Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

September 30, 2026