Form 10-Q
period 2026-09-30
AMERICAN VANGUARD CORP
filed 2026-11-09
CIK 5981

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.10 Par Value—29,553,079 shares as of November 4, 2026.

AMERICAN VANGUARD CORPORATION

Part I. Financial Information

Item 1. Financial Statements

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$108,376	$119,313	$348,698	$364,426
Cost of sales	(82,124)	(85,099)	(249,316)	(259,474)
Gross profit	26,252	34,214	99,382	104,952
Operating expenses
Selling, general and administrative	(25,797)	(26,747)	(80,133)	(81,998)
Research, product development and regulatory	(5,342)	(5,654)	(17,097)	(17,139)
Product liability claims	(22)	(7,029)	(223)	(7,029)
CFO transition costs	(1,316)	—	(1,316)	—
Transformation	(1,665)	(1,442)	(5,975)	(5,254)
Asset impairments	—	(93)	(943)	(227)
(Loss) gain from sale of assets	(75)	246	(75)	246
Operating loss	(7,965)	(6,505)	(6,380)	(6,449)
Change in fair value of an equity investment	(21)	(511)	(193)	(511)
Interest expense, net	(9,146)	(4,920)	(24,066)	(13,135)
Loss before provision for income taxes	(17,132)	(11,936)	(30,639)	(20,095)
Income tax expense	(536)	(422)	(1,043)	(1,574)
Net loss	$(17,668)	$(12,358)	$(31,682)	$(21,669)
Net loss per common share—basic	$(0.61)	$(0.43)	$(1.10)	$(0.76)
Net loss per common share—assuming dilution	$(0.61)	$(0.43)	$(1.10)	$(0.76)
Weighted average shares outstanding—basic	28,775	28,511	28,691	28,377
Weighted average shares outstanding—assuming dilution	28,775	28,511	28,691	28,377

See accompanying notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(17,668)	$(12,358)	$(31,682)	$(21,669)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax effects	(1,130)	1,473	1,131	7,323
Comprehensive loss	$(18,798)	$(10,885)	$(30,551)	$(14,346)

See accompanying notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

ASSETS	September 30, 2026	December 31, 2025
Current assets:
Cash	$83,909	$12,425
Receivables:
Trade, net of allowance for credit losses of $14,336 and $11,733, respectively	142,677	160,511
Other	7,522	7,278
Total receivables, net	150,199	167,789
Inventories	194,079	176,034
Prepaid expenses	8,464	9,668
Income taxes receivable	1,750	4,606
Total current assets	438,401	370,522
Property, plant and equipment, net	51,956	53,036
Operating lease right-of-use assets, net	16,407	16,793
Intangible assets, net	139,809	138,746
Deferred income tax assets	2,963	2,637
Other assets	13,874	14,803
Total assets	$663,410	$596,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,325	$87,505
Customer prepayments	44,621	33,094
Accrued program costs	46,825	52,227
Accrued expenses and other payables	26,704	28,261
Current portion of long-term debt	3,750	—
Operating lease liabilities, current	5,637	5,765
Income taxes payable	3,370	2,594
Total current liabilities	217,232	209,446
Long-term debt, net of current portion	263,937	174,000
Operating lease liabilities, long-term	11,243	11,621
Deferred income tax liabilities	7,115	8,150
Other liabilities	760	923
Total liabilities	500,287	404,140
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value per share; authorized 400,000 shares; none issued	—	—
Common stock, $0.10 par value per share; authorized 40,000,000 shares; issued 34,957,296 shares at September 30, 2026 and 34,923,562 shares at December 31, 2025	3,496	3,492
Additional paid-in capital	118,378	117,106
Accumulated other comprehensive loss	(10,869)	(12,000)
Retained earnings	123,319	155,000
	234,324	263,598
Less treasury stock at cost, 5,915,182 shares at September 30, 2026 and December 31, 2025	(71,201)	(71,201)
Total stockholders’ equity	163,123	192,397
Total liabilities and stockholders’ equity	$663,410	$596,537

See accompanying notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2026

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2026	34,923,562	$3,492	$117,106	$(12,000)	$155,000	5,915,182	$(71,201)	$192,397
Stocks issued under ESPP	68,714	7	256	—	—	—	—	263
Foreign currency translation adjustment, net	—	—	—	938	—	—	—	938
Stock-based compensation	—	—	186	—	—	—	—	186
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(12,501)	(1)	(18)	—	—	—	—	(19)
Net loss	—	—	—	—	(4,145)	—	—	(4,145)
Balance, March 31, 2026	34,979,775	$3,498	$117,530	$(11,062)	$150,855	5,915,182	$(71,201)	$189,620
Foreign currency translation adjustment, net	—	—	—	1,323	—	—	—	1,323
Stock-based compensation	—	—	388	—	—	—	—	388
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(128,836)	(13)	(63)	—	—	—	—	(76)
Net loss	—	—	—	—	(9,868)	—	—	(9,868)
Balance, June 30, 2026	34,850,939	$3,485	$117,855	$(9,739)	$140,987	5,915,182	$(71,201)	$181,387
Foreign currency translation adjustment, net	—	—	—	(1,130)	—	—	—	(1,130)
Stocks issued under ESPP	75,713	8	203	—	—	—	—	211
Stock-based compensation	—	—	327	—	—	—	—	327
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	30,644	3	(7)	—	—	—	—	(4)
Net loss	—	—	—	—	(17,668)	—	—	(17,668)
Balance, September 30, 2026	34,957,296	$3,496	$118,378	$(10,869)	$123,319	5,915,182	$(71,201)	$163,123

See accompanying notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Treasury Stock
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Total
Balance, January 1, 2025	34,794,548	$3,479	$114,679	$(18,729)	$204,882	5,915,182	$(71,201)	$233,110
Stocks issued under ESPP	72,267	7	326	—	—	—	—	333
Foreign currency translation adjustment, net	—	—	—	1,825	—	—	—	1,825
Stock-based compensation	—	—	559	—	—	—	—	559
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(16,785)	(1)	(10)	—	—	—	—	(11)
Net loss	—	—	—	—	(8,462)	—	—	(8,462)
Balance, March 31, 2025	34,850,030	$3,485	$115,554	$(16,904)	$196,420	5,915,182	$(71,201)	$227,354
Foreign currency translation adjustment, net	—	—	—	4,025	—	—	—	4,025
Stock-based compensation	—	—	422	—	—	—	—	422
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	(71,607)	(7)	(123)	—	—	—	—	(130)
Net loss	—	—	—	—	(849)	—	—	(849)
Balance, June 30, 2025	34,778,423	$3,478	$115,853	$(12,879)	$195,571	5,915,182	$(71,201)	$230,822
Stocks issued under ESPP	75,930	8	288	—	—	—	—	296
Foreign currency translation adjustment, net	—	—	—	1,473	—	—	—	1,473
Stock-based compensation	—	—	760	—	—	—	—	760
Stock options exercised; grants, termination and vesting of restricted stock units (net of shares in lieu of taxes)	116,334	11	(16)	—	—	—	—	(5)
Net loss	—	—	—	—	(12,358)	—	—	(12,358)
Balance, September 30, 2025	34,970,687	$3,497	$116,885	$(11,406)	$183,213	5,915,182	$(71,201)	$220,988

See accompanying notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,682)	$(21,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	13,442	14,007
Amortization of other long-term assets	5	16
Loss (gain) on disposal of property, plant and equipment	75	(246)
Provision for estimated credit losses	2,469	1,944
Stock-based compensation	901	1,741
Deferred income taxes	(1,073)	(353)
Change in liabilities for uncertain tax positions or unrecognized tax benefits	(127)	(522)
Change in equity investment fair value	193	511
Impairment of assets	943	227
Payment-in-kind debt leverage fee	1,261	—
Amortization of deferred loan fees	2,899	1,167
Lease obligations and non-cash lease expense, net	(120)	(150)
Unrealized foreign currency transaction losses (gains)	243	(704)
Changes in assets and liabilities associated with operations:
Decrease in net receivables	14,812	935
Increase in inventories	(16,007)	(16,513)
Increase in prepaid expenses and other assets	(1,039)	(965)
Change in income tax receivable and payable, net	3,526	(1,083)
(Decrease) increase in accounts payable	(960)	11,859
Increase (decrease) in customer prepayments	11,527	(21,453)
(Decrease) increase in accrued program costs	(5,454)	12,285
Decrease in other payables and accrued expenses	(8,180)	(8,178)
Net cash used in operating activities	(12,346)	(27,144)
Cash flows from investing activities:
Capital expenditures	(4,676)	(2,398)
Proceeds from disposal of property, plant and equipment	10	492
Intangible assets	(5,149)	(136)
Net cash used in investing activities	(9,815)	(2,042)
Cash flows from financing activities:
Payments under line of credit agreement	(140,000)	(179,415)
Borrowings under line of credit agreement	26,000	214,334
Borrowings under term loans	225,000	—
Repayments of term loans	(1,125)	—
Payment of deferred loan fees	(16,581)	(3,339)
Net receipt from the issuance of common stock under ESPP	474	629
Net payment from common stock purchased for tax withholding	(99)	(147)
Net cash provided by financing activities	93,669	32,062
Net increase in cash	71,508	2,876
Effect of exchange rate changes on cash and cash equivalents	(24)	1,405
Cash at beginning of period	12,425	12,514
Cash at end of period	$83,909	$16,795

See accompanying notes to the condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of American Vanguard Corporation and its subsidiaries (“AVD” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of consolidating adjustments, eliminations, and normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated financial statements and related notes do not include all information and footnotes required by US GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

CFO Transition Costs — The Chief Financial Officer (“CFO”) transition costs include severance costs payable to the outgoing CFO and executive search costs for the new CFO.

Transformation — Transformation expenses on the condensed consolidated statements of operations relate to three initiatives: digital transformation, structural transformation and manufacturing optimization. The digital transformation is intended to give business process owners access to current and complete data generated through standardized systems and processes. The structural transformation is intended to improve operating leverage by applying business analytics to the Company’s operations, structures, products and services to identify process and structural improvements, as well as pricing and go-to-market strategies. The manufacturing optimization is focused on the Company’s U.S. manufacturing footprint. It reduces activities at the Los Angeles facility, including discontinuing synthesis processes at that site, and builds upon the capabilities of the Axis manufacturing site. Transformation expenses consist primarily of consulting fees, costs of staffing and executing the transformation initiatives, and costs of the Los Angeles plant reorganization. Transformation expenses were $1,665 and $5,975 for the three and nine months ended September 30, 2026, respectively, and $1,442 and $5,254 for the three and nine months ended September 30, 2025, respectively.

The Los Angeles plant reorganization is expected to be completed by December 31, 2026. Reorganization costs, which are included in transformation expenses, were $226 and $3,341 for the three and nine months ended September 30, 2026, respectively. For the three months ended September 30, 2026, all of these costs were personnel costs for cleaning up the plant and transferring production. For the nine months ended September 30, 2026, they consisted of severance of $932, personnel costs for plant clean-up and production transfer of $908, waste disposal of $390, and other costs of $1,111. The Company also recorded impairment charges of $943 for the nine months ended September 30, 2026 on Los Angeles plant assets that became idle because of the reorganization. There were no such charges for the three months ended September 30, 2026. These charges are included in asset impairments, not in transformation expenses. No reorganization costs or related impairment charges were incurred in the three or nine months ended September 30, 2025.

Recently Adopted Accounting Guidance — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses,” which simplifies the application of the current expected credit loss model by providing a practical expedient and accounting policy election permitting entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when measuring credit losses on current accounts receivable and current contract assets. The Company's adoption of this standard on January 1, 2026, had no impact on its disclosures and no material impact on its results of operations, cash flows or financial condition.

Recently Issued Accounting Guidance — In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", and in January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date". ASU 2024-03 requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, ASU 2024-03, as clarified by ASU 2025-01, is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable to, or not expected to have a significant impact upon, its condensed consolidated financial statements.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(In thousands, except share data)

(Unaudited)

Reclassification — Certain amounts in the accompanying condensed consolidated statements of operations and cash flows have been reclassified to conform to the current period financial statements. These reclassifications have not changed the results of operations or cash flows of the prior period.

2. Revenue Recognition

The Company recognizes revenue from the sale of its products, which include Crop and Specialty products. The Company sells its products to customers, which include distributors, retailers, and growers. Substantially all revenue is recognized at a point in time. The Company has one reportable segment. Selective enterprise information of sales disaggregated by category and geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
U.S. Crop	$42,316	$43,310	$157,510	$153,511
U.S. Specialty	18,872	19,233	57,045	54,067
Total U.S.	61,188	62,543	214,555	207,578
International	47,188	56,770	134,143	156,848
Total net sales:	$108,376	$119,313	$348,698	$364,426

Net sales are reported within the country of the selling entity. As of October 1, 2025, the Company implemented a new organizational structure, as part of its business transformation actions, and now sells and recognizes direct business-to-business sales to certain foreign customers in its U.S. Crop business. The associated sales are reported as U.S. Crop net sales for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, these sales were included in International net sales and amounted to $5,170 and $15,863, respectively. These prior period amounts have not been restated and are provided for comparability purposes only.

The Company sometimes receives payments from its customers in advance of goods and services being provided in return for early cash incentive programs. These payments are included in customer prepayments on the condensed consolidated balance sheets. Revenue recognized for the three and nine months ended September 30, 2026, that was included in customer prepayments at the beginning of 2026, was $654 and $33,007, respectively.

The Company has contract assets that relate to royalties earned on certain functional licenses granted for the use of the Company’s intellectual property. At September 30, 2026 and December 31, 2025, the contract assets amounted to $8,250 and are included in other assets on the condensed consolidated balance sheets.

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

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(In thousands, except share data)

(Unaudited)

4. Income Taxes

Income tax expense was $536 for the three months ended September 30, 2026, as compared to $422 for the three months ended September 30, 2025. Income tax expense was $1,043 for the nine months ended September 30, 2026, as compared to $1,574 for the nine months ended September 30, 2025. The effective income tax rate for the three and nine months ended September 30, 2026, was computed based on the estimated effective tax rate for the full year. This calculation resulted in an effective tax rate of negative 3.13% for the three months ended September 30, 2026, as compared to negative 3.53% for the three months ended September 30, 2025. The effective income tax rate was negative 3.41% for the nine months ended September 30, 2026, as compared to negative 7.83% for the nine months ended September 30, 2025. The increase in the effective income tax rate for the three and nine months ended September 30, 2026, compared to the same period in the prior year is primarily attributed to a reduction in the estimated effective tax rate for the full year primarily for the profitable entities with no established valuation allowance. The Company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, several of the Company’s international businesses outside of Brazil were profitable, resulting in an income tax expense.

5. Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(17,668)	$(12,358)	$(31,682)	$(21,669)
Denominator:
Weighted average shares outstanding-basic and diluted	28,775	28,511	28,691	28,377

Due to net losses for the three and nine months ended September 30, 2026 and 2025, stock options and other grants were excluded from the computation of diluted net loss per share, as they would be antidilutive.

6. Comprehensive Loss

Total comprehensive loss includes, in addition to net losses, changes in equity that are excluded from the condensed consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2026 and 2025, total comprehensive loss consisted of net losses and foreign currency translation adjustments.

7. Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined by the average cost method, and includes material, labor, factory overhead and subcontracting services.

	September 30, 2026	December 31, 2025
Finished products	$173,674	$148,961
Raw materials	20,405	27,073
Inventories	$194,079	$176,034

Finished products consist of products that are sold to customers in their current form as well as intermediate products that require further formulation to be saleable to customers.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(In thousands, except share data)

(Unaudited)

8. Property, Plant and Equipment

Property, plant and equipment at September 30, 2026, and December 31, 2025, consist of the following:

	September 30, 2026	December 31, 2025
Land	$2,761	$2,761
Buildings and improvements	20,700	20,494
Machinery and equipment	150,556	149,715
Office furniture, fixtures and equipment	6,033	5,799
Automotive equipment	1,017	910
Construction in progress	4,420	2,094
Total	185,487	181,773
Less accumulated depreciation	(133,531)	(128,737)
Property, plant and equipment, net	$51,956	$53,036

The Company recognized depreciation expenses related to property and equipment of $1,588 and $1,622 for the three months ended September 30, 2026 and 2025, respectively, and $4,767 and $4,960 for the nine months ended September 30, 2026 and 2025, respectively.

Substantially all of the Company’s assets are pledged as collateral with its lender banks.

9. Leases

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

The operating lease expense for the three months ended September 30, 2026 and 2025 was $1,680 and $1,895, respectively, and $5,251 and $5,584 for the nine months ended September 30, 2026 and 2025, respectively. Lease expenses related to variable lease payments and short-term leases were immaterial.

Other information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,660	$1,945	$5,265	$5,733
Right-of-use assets obtained in exchange for new liabilities	$1,851	$1,040	$4,505	$3,049

The weighted-average remaining lease term and discount rate related to the operating leases as of September 30, 2026 were as follows:

Weighted-average remaining lease term (in years)	3.65
Weighted-average discount rate	5.78%

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(In thousands, except share data)

(Unaudited)

Future minimum lease payments under non-cancellable operating leases as of September 30, 2026, were as follows:

2026	1,682
2027	5,909
2028	4,261
2029	3,193
2030	2,076
Thereafter	1,561
Total lease payments	$18,682
Less: imputed interest	(1,802)
Total	$16,880
Amounts recognized in the condensed consolidated balance sheet:
Operating lease liabilities, current	$5,637
Operating lease liabilities, long-term	$11,243

10. Intangibles

The following schedule represents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2026, and December 31, 2025. Product rights and trademarks are amortized over the lesser of the useful life ranging from 10 to 25 years, or the patent life. Customer lists are amortized over their expected useful lives of nine to ten years. The amortization expense is included in operating expenses on the condensed consolidated statements of operations.

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Product rights, trademarks and patents	$311,678	$173,890	$137,788	$301,457	$165,418	$136,039
Customer lists	12,581	10,560	2,021	12,328	9,621	2,707
Total intangibles assets	$324,259	$184,450	$139,809	$313,785	$175,039	$138,746

Domestic intangible assets	183,706	116,027	67,679	173,898	109,885	64,013
International intangible assets	140,553	68,423	72,130	139,887	65,154	74,733
Total intangibles assets - domestic and international	$324,259	$184,450	$139,809	$313,785	$175,039	$138,746

The following schedule represents intangible assets activity for the nine months ended September 30, 2026:

Amount
Intangible assets at January 1, 2026	$138,746
Additions during Q1 2026	9
Impact of movement in exchange rates	345
Amortization expense	(3,029)
Intangible assets at March 31, 2026	$136,071
Additions during Q2 2026	98
Impact of movement in exchange rates	46
Amortization expense	(3,030)
Intangible assets at June 30, 2026	$133,185
Additions during Q3 2026	9,560
Impact of movement in exchange rates	94
Amortization expense	(3,030)
Intangible assets at September 30, 2026	$139,809

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(In thousands, except share data)

(Unaudited)

The following schedule represents future amortization charges related to intangible assets:

Year ending December 31,	Amount
2026	$3,125
2027	12,420
2028	11,380
2029	11,081
2030	10,928
Thereafter	90,875
$139,809

During the three months ended September 30, 2026 and 2025, amortization expense was $3,030 and $2,932, respectively, and $9,089 and $9,047 during the nine months ended September 30, 2026 and 2025, respectively.

On September 30, 2026, the Company acquired assets relating to four product lines within the U.S. market and paid $5,000 in cash to the seller. In addition, the Company has an obligation to pay $4,500 on the one-year anniversary of the acquisition. The Company also acquired inventory in the amount of $1,312 from the seller and will also acquire the seller’s planned 2026 inventory production, which is expected to be approximately $800. The acquisition was accounted for as an asset acquisition. The acquired assets included product and active ingredient registrations, trademarks, and inventory and were included in the Company’s condensed consolidated financial statements as of the date of the acquisition.

11. Debt

The Company had two term loans outstanding at September 30, 2026. At December 31, 2025, the Company had a revolving line of credit. The following summarizes the Company’s outstanding debt.

Long-term indebtedness ($000's)	September 30, 2026	December 31, 2025
Current portion of long-term debt	$3,750	$—
Long-term debt, net of current portion	281,288	174,000
Unamortized debt discount and debt issuance costs	(17,351)	(3,015)
Total indebtedness, net of unamortized debt discount and debt issuance costs	$267,687	$170,985

At September 30, 2026, long-term debt is related to two term loans that were put in place on March 13, 2026, and the balance is presented net of unamortized debt discount and debt issuance costs on the condensed consolidated balance sheets. At December 31, 2025, the Company had a revolving line of credit and the related unamortized debt issuance costs are included in prepaid expenses on the condensed consolidated balance sheets.

On March 13, 2026, AMVAC Chemical Corporation (“AMVAC”), a subsidiary of the Company, as borrower, and certain affiliates of the Company (including the Company), as guarantors, entered into (i) a Credit and Guaranty Agreement (the “First Lien Term Loan”) with a group of commercial lenders led by Centerbridge Partners, L.P., and Wilmington Trust, National Association as administrative agent; (ii) a Credit and Guaranty Agreement (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Term Loans”) with a group of commercial lenders led by BMO Bank N.A., as sole lead arranger and book runner, and BMO Bank N.A. as administrative agent; and (iii) an Intercreditor Agreement by and among Wilmington Trust, National Association, as first lien agent, BMO Bank N.A., as second lien agent, and the secured creditors from time to time party thereto. The proceeds of the Term Loans, were used, among other things, to refinance in full and retire existing indebtedness under the Third Amended and Restated Credit Agreement, dated as of August 5, 2021, to pay related fees and expenses, and will also be used for other general corporate and working capital purposes permitted under the Term Loans.

First Lien Term Loan

The First Lien Term Loan is a senior secured term loan facility with a five year term for an aggregate principal amount of $225,000 that matures on March 13, 2031. The First Lien Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default for financings of this type. AMVAC is obligated to pay the principal amount in consecutive quarterly installments commencing as of June 30, 2026, in an amount for each such fiscal quarter equal to 0.25% of the

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(In thousands, except share data)

(Unaudited)

original principal amount. The unpaid principal amount shall be due and payable in full on the maturity date. AMVAC is required to make mandatory prepayments of the First Lien Term Loan in certain circumstances (e.g. the disposition of certain collateralized assets) and is permitted to make voluntary prepayments subject to payment of an applicable prepayment premium during the first 48 months following closing, in each case, in accordance with the terms of the First Lien Term Loan. Interest is based on a specified benchmark rate (including, as applicable, a Secured Overnight Financing Rate (“SOFR”)-based rate) plus an applicable margin initially equal to 8.25% per annum for SOFR loans (or 7.25% per annum for base rate loans), subject to step-downs based on the Company’s consolidated total leverage ratio, or an alternate base rate, as described in the First Lien Term Loan. In addition, a leverage fee of 1.00% per annum, payable in kind, is payable on the outstanding term loans for so long as the Company’s consolidated total leverage ratio exceeds 5.00:1.00.

The Company is also subject to a consolidated total leverage ratio at the end of each quarterly period, with calculation terms defined under the First Lien Term Loan, of the funded indebtedness of the consolidated group to consolidated EBITDA for the trailing twelve months that shall not be greater than 6.70 to 1.00 for the quarters ending March 31, 2026 to December 31, 2026, 6.13 to 1.00 for the quarter ending March 31, 2027, 5.68 to 1.00 for the quarter ending June 30, 2027, 5.23 to 1.00 for the quarter ending September 30, 2027, 4.78 to 1.00 for the quarter ending December 31, 2027, 4.44 to 1.00 for the quarter ending March 31, 2028, 4.19 to 1.00 for the quarter ending June 30, 2028, 4.02 to 1.00 for the quarter ending September 30, 2028, and 4.00 to 1.00 for the quarters ending December 31, 2028 and thereafter. AMVAC and the guarantors are also required to maintain minimum unrestricted cash and cash equivalents of $30,000 for the month ending September 30, 2026, $35,000 for the months ending October 31, 2026 to November 30, 2026, $40,000 for the months ending December 31, 2026 to September 30, 2027, $45,000 for the months ending October 31, 2027 to December 31, 2027, and $50,000 for the months ending January 31, 2028 and thereafter. The Company’s ability to remain in compliance with the leverage covenant under its First Lien Term Loan depends on generating significant adjusted EBITDA during the fourth quarter of 2026.

Second Lien Term Loan

The Second Lien Term Loan is a secured term loan facility with a five-year term for an aggregate principal amount of $60,000 that matures on March 13, 2031. The Second Lien Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default for financings of this type. AMVAC is required to make mandatory prepayments of the Second Lien Term Loan in certain circumstances and is permitted to make voluntary prepayments without premium or penalty, in each case, in accordance with the terms of the Second Lien Term Loan. Interest is based on a specified benchmark rate (including, as applicable, a SOFR-based rate) plus an applicable margin of 2.00% per annum, subject to a SOFR floor of 3.00%, or an alternate base rate, as described in the Second Lien Term Loan.

Pursuant to the terms of the First Lien Term Loan and Second Lien Term Loan, the Company is prevented from paying cash dividends to shareholders.

The weighted average interest rate for the three and nine months ended September 30, 2026 was 12.9% and 12.4%, respectively. Total interest expense (including leverage fees and amortization of deferred loan fees) was $9,474 and $4,912 for the three months ended September 30, 2026 and 2025, respectively, and $24,636 and $13,141 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company is in compliance with its financial covenants.

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

12. Commitments and Contingencies

The Company records a liability on its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. The Company recognizes legal expenses in connection with loss contingencies as incurred. Except as otherwise described below, there have been no material changes in previously reported litigation matters since the filing of the Company's Form 10-K for the period ended December 31, 2025, or the filings of the Company’s Form 10-Q for the periods ended March 31, 2026 and June 30, 2026:

Chavez & Marquinez. Two cases were filed independently in 2012 in Louisiana and Delaware involving claims on behalf of banana workers for personal injury allegedly arising from exposure to DBCP in the late 1970’s. Through several years of law and motion practice, the number of plaintiffs in the actions has been reduced from about 2,750 to 290, all of whom are banana workers from Costa Rica, Ecuador, Guatemala and Panama, and both cases have been consolidated before the United States District Court for the District of Delaware (USDC DE No. 1:12-CV-00695 & 00697). Discovery commenced in 2018 and has largely concluded. Further, the court has segregated plaintiffs into several small groups (including eight trials groups of ~20 Ecuadoreans in total) for trial. The first group of Ecuadorean plaintiffs was to go to trial in Q4, 2026; however, in June 2026, the court granted AMVAC’s motion for summary judgment on the ground that “there is no evidence that any of the plaintiffs say that they had exposure to AMVAC’s product.” To the Company’s knowledge, none of the plaintiffs has produced any evidence to the contrary. Further, during the third quarter of 2026, in response to defendants’ filed motions for summary judgment and under Daubert (challenging the admissibility of plaintiffs’ expert testimony), the court took the trial schedule off calendar. The Company does not believe that a loss is probable or reasonably estimable and has not recorded a loss contingency for these matters.

13. Accumulated Other Comprehensive Loss

The following table lists the beginning balance, activity and ending balance of foreign currency translation adjustment included as a component of accumulated other comprehensive loss:

Total
Balance, January 1, 2026	$(12,000)
Foreign currency translation adjustment, net of tax effects of ($0)	938
Balance, March 31, 2026	$(11,062)
Foreign currency translation adjustment, net of tax effects of ($15)	1,323
Balance, June 30, 2026	$(9,739)
Foreign currency translation adjustment, net of tax effects of ($3)	(1,130)
Balance, September 30, 2026	$(10,869)

Balance, January 1, 2025	$(18,729)
Foreign currency translation adjustment, net of tax effects of ($4)	1,825
Balance, March 31, 2025	$(16,904)
Foreign currency translation adjustment, net of tax effects of ($30)	4,025
Balance, June 30, 2025	$(12,879)
Foreign currency translation adjustment, net of tax effects of ($13)	1,473
Balance, September 30, 2025	$(11,406)

AMERICAN VANGUARD CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share data)

(Unaudited)

14. Fair Value of Financial Instruments

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

The carrying amount of the Company’s financial instruments, which primarily include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s borrowings, which are considered Level 2 liabilities, approximates fair value as they bear interest at a variable rate at current market rates.

15. Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
Cash paid during the period:	2026	2025
Interest	$19,252	$12,023
Income taxes, net of refunds	$(1,215)	$3,164
Non-cash transactions:
Debt refinancing	$60,000	$—
Acquisition of product lines and inventory	$5,812	$—
Additions to debt issuance costs	$713	$—

	As of September 30,
Reconciliation of unrestricted cash and restricted cash reported in the condensed consolidated balance sheets	2026	2025
Unrestricted cash	$83,342	$16,795
Restricted cash	567	—
Total cash	$83,909	$16,795

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

16. Segment Reporting

The Company operates as a single operating segment, which is the business of developing, manufacturing and distributing chemical, biological and biorational products for agricultural, commercial and consumer uses. The Company synthesizes and formulates chemicals and ferments and extracts microbial products for crops, turf, ornamental plants, and human and animal health protection.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer, who manages the Company’s operations based on consolidated financial information for purposes of evaluating financial performance and allocating resources. The financial information reviewed by the CODM includes revenue by product line and region, and key expense categories that are regularly provided for the consolidated company. The accounting policies of the Company’s single operating segment are the same as those described in the summary of significant accounting policies. Although there are other measures of operating performance used by the CODM, the Company concluded that consolidated operating (loss) income is the measure required to be disclosed as the segment measure of profit or loss. Operating (loss) income is utilized to evaluate to monitor budget versus actual results in order to gain more depth and understanding of the factors driving the business. When evaluating the Company’s financial performance, the following table sets forth significant expense categories regularly provided to the CODM:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$108,376	$119,313	$348,698	$364,426
Cost of sales
Material and other costs	(69,655)	(74,069)	(215,937)	(229,335)
Warehousing, handling, and outbound freight	(12,469)	(11,030)	(33,379)	(30,139)
Total cost of sales	(82,124)	(85,099)	(249,316)	(259,474)
Gross profit	26,252	34,214	99,382	104,952
Operating expenses
Selling, general and administrative	(25,797)	(26,747)	(80,133)	(81,998)
Research, product development and regulatory	(5,342)	(5,654)	(17,097)	(17,139)
Product liability claims	(22)	(7,029)	(223)	(7,029)
CFO transition costs	(1,316)	—	(1,316)	—
Transformation	(1,665)	(1,442)	(5,975)	(5,254)
Asset impairments	—	(93)	(943)	(227)
(Loss) gain from sale of assets	(75)	246	(75)	246
Operating loss	(7,965)	(6,505)	(6,380)	(6,449)
Change in fair value of an equity investment	(21)	(511)	(193)	(511)
Interest expense, net	(9,146)	(4,920)	(24,066)	(13,135)
Loss before provision for income taxes	(17,132)	(11,936)	(30,639)	(20,095)
Income tax expense	(536)	(422)	(1,043)	(1,574)
Net loss	$(17,668)	$(12,358)	$(31,682)	$(21,669)

Asset categories provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Numbers in thousands)

Forward-Looking Statements/Risk Factors:

The Company, from time-to-time, may discuss forward-looking statements including assumptions concerning the Company’s operations, future results and prospects. Generally, “may,” “could,” “will,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue” and similar words identify forward-looking statements. Forward-looking statements appearing in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our current expectations and are subject to risks and uncertainties that can cause actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in the entire report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; weather conditions; military activity and other geopolitical activity; fuel and freight cost increases arising from geopolitical turmoil; the imposition and removal of tariffs; changes in regulatory policy; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources given that interest rate and inflation affect the debt market; and general business regulations, including taxes and other risks as detailed from time-to-time in the Company’s reports and filings filed with the U.S. Securities and Exchange Commission (“SEC”). It is not possible to foresee or identify all such factors. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this report. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part II, Item 1A of this Form 10-Q under the heading "Risk Factors," in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

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

Three Months Ended September 30, 2026 and 2025:

Overview of the Company’s Performance

Even with modest increases in row crop commodity prices, farm income was down due to significant increases in diesel fuel and fertilizer expenses. Further, U.S. government payments to growers as a percentage of income rose from about 25% to over 40%. With increasing cost of capital and uncertainty on international demand (e.g., from China), U.S. growers and the distribution channel have continued to follow conservative procurement practices, buying goods closer to time-of-need and minimizing carrying costs The non-crop, Specialty products markets (e.g., big box stores, professional applicators) have followed a similar procurement pattern. Meanwhile, the Company’s international markets have softened due to weather conditions occasioned by El Niño. As a consequence, on a consolidated basis, the Company’s financial performance declined with respect to both net sales and profitability in the period. The fourth quarter has historically been an important period for the Company’s annual results. Based upon the magnitude of customer prepayments received in the aggregate in 2026 and recent sales-planning discussions with certain key customers, the Company anticipates that fourth quarter results may represent a meaningful portion of full-year performance. However, the timing and volume of customer purchases, pricing, weather conditions, and freight and raw material costs remain uncertain.

Overall net sales during the quarter declined by 9% over the comparable period last year. This performance included decreases in net sales of both U.S. Crop and U.S. Specialty (both down 2%) and International business (down 17%). With lower sales, gross profit decreased 23% quarter-over-quarter. Further, with increased freight costs, due primarily to an 80% increase in diesel cost, and higher raw material prices also driven by oil prices, partially offset by strong manufacturing performance, gross margin percentages ended at 24% for the third quarter of 2026, as compared to 29% in the same quarter of the prior year.

The Company reduced its operating expenses by 16% compared to the same quarter of the prior year, operating expenses as a percentage of net sales improved to 32% from 34% compared to the same quarter of the prior year. Research, product development and regulatory expenses declined by 6%, and general and administrative expenses declined by 12%, which was partially offset by an increase in selling expenses by 8%.

Interest expense, net, increased by $4,226 due to increased borrowing under the new debt structure and the comparatively higher effective interest rate (consisting of the First Lien Term Loan and Second Lien Term Loan), that was put into place on March 13, 2026.

Results of Operations

	For the Three Months Ended September 30,
	2026	2025	Change	% Change
Net sales:
U.S. Crop	$42,316	$43,310	$(994)	-2%
U.S. Specialty	18,872	19,233	(361)	-2%
Total U.S.	61,188	62,543	(1,355)	-2%
International	47,188	56,770	(9,582)	-17%
Total net sales	$108,376	$119,313	$(10,937)	-9%
Total cost of sales	$(82,124)	$(85,099)	$2,975	-3%
Total gross profit	$26,252	$34,214	$(7,962)	-23%
Total gross margin	24%	29%

Our domestic Crop business recorded net sales during the third quarter of 2026 that were 2% lower than those of the third quarter of 2025. Performance across the portfolio was mixed. The decrease was driven largely by reduced demand for soil fumigants, the nematicide, Aztec® and the cotton insecticide, Bidrin®. These decreases were partially offset by stronger sales of our granular soil insecticide, Thimet®, our cotton defoliant, Folex®, and direct business-to-business sales from the U.S. Crop business to certain foreign customers (as part of our organization restructuring)

Our domestic Specialty business experienced a 2% decline in net sales over the third quarter. Overall, lower sales were driven primarily by a shift in inventory stocking dynamics affecting our turf and ornamental portfolio as well as reduced demand for insect growth regulators. These decreases were partially offset by stronger sales of our turf fungicide product and our mosquito adulticide, Naled®.

Net sales of our international businesses decreased by 17% during the period. This decline arose primarily from poor weather conditions in Mexico and Central American due to El Niño effect. In addition, certain direct business-to-business sales are now managed by the US crop business as part of our drive for improved operational efficiency. These decreases were partially offset by increased sales of soil fumigants and expansion of our business in Ecuador, where commercial operations are expanding.

On a consolidated basis, gross profit for the third quarter of 2026 decreased by 23% as compared to the third quarter of 2025, due largely to decreased sales volume, increased freight costs and raw material costs, partially offset by better manufacturing performance.

While operating expenses decreased on both an absolute level, $34,217 for the third quarter of 2026, compared to $40,719 for the third quarter of 2025; and as a percentage of net sales, 32% for the third quarter of 2026, compared to 34% for the third quarter of 2025, with lower gross profit, the Company recorded an operating loss of $7,965 for the third quarter of 2026, compared to $6,505 for the third quarter of 2025. Significantly higher net interest expense of $9,146 for the third quarter of 2026, compared to $4,920 for the third quarter of 2025, resulted in a net loss of $17,668 for the third quarter of 2026, compared to $12,358 for the third quarter of 2025.

The change in operating expenses by department is as follows:

	For the Three Months Ended September 30,
	2026	2025	Change	% Change
Operating expenses
Selling	$12,023	$11,142	$881	8%
General and administrative
Other	10,742	12,540	(1,798)	-14%
Amortization	3,032	3,065	(33)	-1%
Research, product development and regulatory	5,342	5,654	(312)	-6%
Product liability claims	22	7,029	(7,007)	-100%
CFO transition costs	1,316	—	1,316	100%
Transformation	1,665	1,442	223	15%
Asset impairments	—	93	(93)	-100%
Loss (gain) on sale of assets	75	(246)	321	-130%
Total	$34,217	$40,719	$(6,502)	-16%

•
Selling expenses increased for the three months ended September 30, 2026, as compared to the same period of the prior year. This increase was primarily associated with an increase in advertising and promotion expenses.
•
Other general and administrative expenses decreased during the three months ended September 30, 2026, as compared to the same period of the prior year. The primary drivers were reduced bonus accruals coupled with lower stock based compensation expenses.
•
Amortization remained consistent during the three months ended September 30, 2026, as compared to the same period of the prior year.
•
Research, product development and regulatory expenses decreased for the three months ended September 30, 2026, as compared to the same period of the prior year. This decrease was driven by reduced expenses associated with product development.
•
Product liability claims relate to the Company’s Specialty business.
•
For the three months ended September 30, 2026, $1,316 related to severance and other costs associated with the CFO transition announced on October 1, 2026.
•
The following table shows the different components of transformation expenses for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025
Consulting and strategic advisory services	$715	$673
Other termination and retention costs	204	451
IT implementations	52	318
Plant reorganization costs	226	—
Other	468	—
Total	$1,665	$1,442

Transformation costs related to the Company’s digital and structural transformation project and manufacturing footprint optimization increased for the three months ended September 30, 2026, as compared to the same period of the prior year.

Average Indebtedness and Interest expense

Interest costs are summarized in the following table:

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average indebtedness	$285,119	$8,353	11.7%	$209,575	$4,315	8.2%
Amortization of deferred loan fees	—	1,120	—	—	597	—
Other interest income	—	(271)	—	—	24	—
Subtotal	$285,119	$9,202	12.9%	$209,575	$4,936	9.4%
Capitalized interest	—	(56)	—	—	(16)	—
Total	$285,119	$9,146	12.8%	$209,575	$4,920	9.4%

The Company's borrowings in the three months ended September 30, 2026, were higher compared to the same period of the prior year, mainly as a result of the new debt structure put into place on March 13, 2026. The Company refinanced its revolving credit line with a term loan structure that resulted in an increase in the effective interest rate.

Income tax expense was $536 for the three months ended September 30, 2026, as compared to $422 for the three months ended September 30, 2025. The effective income tax rate for the three months ended September 30, 2026, was computed based on the estimated effective tax rate for the full year which is approximately 17%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the three months ended September 30, 2026. During the three months ended September 30, 2026, several of the Company’s international businesses outside of Brazil were profitable, resulting in an income tax expense.

Our overall net loss for the three months ended September 30, 2026 was $17,668 or ($0.61) per basic and diluted share, as compared to net loss of $12,358 or ($0.43) per basic and diluted share in the same quarter of 2025.

Nine Months Ended September 30, 2026 and 2025:

Overview of the Company’s Performance

The domestic crop protection market for the nine months ended September 30, 2026, was stable; channel inventories were low, and demand was generally consistent with seasonal need. First half performance of the Company’s Crop business was more resilient than that of the third quarter, as the farm economy continued to endure the more prolonged effects of higher fuel and fertilizer cost, cost of capital and market uncertainty. Similarly, the domestic Specialty market was strong through the first half of 2026 and declined slightly during the third quarter. By contrast, in the face of adverse weather and increased raw materials prices, the International markets were not as strong. On a consolidated basis, the Company’s net sales performance for the nine months ended September 30, 2026 was down modestly as compared to the same period during the prior year. The fourth quarter has historically been an important period for the Company’s annual results. Based upon the magnitude of customer prepayments received in the aggregate in 2026 and recent sales-planning discussions with certain key customers, the Company anticipates that fourth quarter results may represent a meaningful portion of full-year performance. However, the timing and volume of customer purchases, pricing, weather conditions, and freight and raw material costs remain uncertain.

The Company’s consolidated net sales for the nine months ended September 30, 2026 declined by 4%, as compared to the same period of the prior year. This performance included U.S. Crop sales that were up 3%, U.S. Specialty net sales up 6%, and International net sales down 14%. Gross profit declined by 5% and the gross margin percentage ended at 29% for both the nine months ended September 30, 2026 and the same period of the prior year.

The Company reduced its operating expenses by approximately 5% and, when expressed as a percentage of net sales, improved to 30% compared to 31% during the same period a year ago. Within operating expenses, selling expenses increased by 1%, general and administrative expenses decreased by approximately 4%, and research, product development and regulatory expenses were flat.

Interest expense, net, increased $10,931 due to increased borrowing and the comparatively higher effective interest rate under the new debt structure (consisting of the First Lien Term Loan and Second Lien Term Loan), that was put into place on March 13, 2026.

Results of Operations

	For the Nine Months Ended September 30,
	2026	2025	Change	% Change
Net sales:
U.S. Crop	$157,510	$153,511	$3,999	3%
U.S. Specialty	57,045	54,067	2,978	6%
Total U.S.	214,555	207,578	6,977	3%
International	134,143	156,848	(22,705)	-14%
Total net sales	$348,698	$364,426	$(15,728)	-4%
Total cost of sales	$(249,316)	$(259,474)	$10,158	-4%
Total gross profit	$99,382	$104,952	$(5,570)	-5%
Total gross margin	29%	29%

Our domestic crop business recorded net sales during the nine months ended September 30, 2026 that were 3% higher than those of the comparable period of 2025, due to improved industry demand for the Company’s Impact herbicide, soil insecticides Thimet and Mocap and, to a lesser extent, the Company’s biologicals portfolio. These increases were partially offset by declines in sales of our Bidrin cotton insecticide, Counter nematicide, Aztec corn soil insecticide, and soil fumigants and as the result of certain direct business-to-business sales that are now managed by the U.S. Crop business as part of our drive for improved operational efficiency.

Our domestic Specialty business posted a 6% increase in net sales in the nine months ended September 30, 2026, as compared to the same period of 2025, driven by continued strong demand for our Naled mosquito adulticide and other Specialty products.

Net sales of our international businesses decreased by 14% during the nine months ended September 30, 2026, as compared to the same period of 2025. Poor weather conditions in Central America slowed sales in the nine-month period. In addition, certain direct business-to-business sales are now managed by the U.S. crop business as part of our drive for improved operational efficiency. These decreases were partially offset by improved sales in Ecuador, arising from the Company’s launch of Mocap for use on bananas, as well as in Australia, with the registration of our fungicide on cereals. In addition, certain direct business-to-business sales are now managed by the US crop business as part of our drive for improved operational efficiency.

On a consolidated basis, gross profit for the nine months ended September 30, 2026 declined by 5%, as compared to the same period of the prior year. Gross margin for the nine months ended September 30, 2026 was flat at 29%, as compared to the same period of the prior year.

The change in operating expenses by department is as follows:

	For the Nine Months Ended September 30,
	2026	2025	Change	% Change
Operating expenses
Selling	$33,711	$33,498	$213	1%
General and administrative
Other	37,236	39,320	(2,084)	-5%
Amortization	9,094	9,180	(86)	-1%
Legal reserves	92	—	92	100%
Research, product development and regulatory	17,097	17,139	(42)	-%
Product liability claims	223	7,029	(6,806)	-97%
CFO transition costs	1,316	—	1,316	100%
Transformation	5,975	5,254	721	14%
Asset impairments	943	227	716	315%
Loss (gain) on sale of assets	75	(246)	321	-130%
Total	$105,762	$111,401	$(5,639)	-5%

•
Selling expenses remained consistent during the nine months ended September 30, 2026, as compared to the same period of the prior year.
•
Other general and administrative expenses declined during the nine months ended September 30, 2026, as compared to the same period of the prior year. The primary drivers were reduced bonus accruals and lower stock-based compensation expenses, partially offset by an increase in salary expenses.
•
Amortization remained consistent during the nine months ended September 30, 2026, as compared to the same period of the prior year.
•
Research, product development and regulatory expenses remained consistent during the nine months ended September 30, 2026, as compared to the same period of the prior year.
•
Product liability claims relate to the Company’s Specialty business.
•
For the nine months ended September 30, 2026, $1,316 related to severance and other costs associated with the CFO transition announced on October 1, 2026.
•
Asset impairments for the nine months ended September 30, 2026, relate to the decision to discontinue synthesis operations at the Los Angeles manufacturing facility.
•
The following table shows the different components of transformation expenses for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Consulting and strategic advisory services	$802	$1,822
Other termination and retention costs	1,081	1,618
Transformation related employee costs	63	—
IT implementations	60	1,011
Plant reorganization costs	3,341	—
Legal and regulatory expense	—	711
Other	628	92
Total	$5,975	$5,254

Transformation costs related to the Company’s digital and structural transformation project and manufacturing footprint optimization increased during the nine months ended September 30, 2026, as compared to the same period of the prior year. The Company expects that these costs will decrease over time.

Average Indebtedness and Interest expense

Interest costs are summarized in the following table:

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Average Debt	Interest Expense	Interest Rate	Average Debt	Interest Expense	Interest Rate
Average indebtedness	$261,293	$21,737	11.1%	$197,097	$11,974	8.1%
Amortization of deferred loan fees	—	2,899	—	—	1,167	—
Other interest income	—	(427)	—	—	39	—
Subtotal	$261,293	$24,209	12.4%	$197,097	$13,180	8.9%
Capitalized interest	—	(143)	—	—	(45)	—
Total	$261,293	$24,066	12.3%	$197,097	$13,135	8.9%

The Company’s borrowings during the nine months ended September 30, 2026 were higher when compared to the same period of the prior year, mainly as a result of the new debt structure put into place on March 13, 2026. The Company refinanced its revolving credit line with a term loan structure that resulted in an increase in the effective interest rate.

Income tax expense was $1,043 for the nine months ended September 30, 2026, as compared to $1,574 for the nine months ended September 30, 2025. The effective income tax rate for the nine months ended September 30, 2026 was computed based on the estimated effective tax rate for the full year which is approximately 17%, excluding discrete items and entities subject to full valuation allowances against related net deferred tax assets. The Company continues to maintain valuation allowances established against the net deferred tax assets of the U.S. and certain international entities, primarily in Brazil, for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, several of the Company’s international businesses outside of Brazil were profitable, resulting in an income tax expense.

Our overall net loss for the nine months ended September 30, 2026 was $31,682 or ($1.10) per basic and diluted share, as compared to net loss of $21,669 or ($0.76) per basic and diluted share in the nine months ended September 30, 2025.

Liquidity and Capital Resources

The following table presents selected data from our condensed consolidated statements of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(12,346)	$(27,144)
Net cash used in investing activities	(9,815)	(2,042)
Net cash provided by financing activities	93,669	32,062
Net increase in cash	71,508	2,876
Effect of exchange rate changes on cash and cash equivalents	(24)	1,405
Cash at beginning of period	12,425	12,514
Cash at end of period	$83,909	$16,795

The Company used cash of $12,346 in operating activities during the nine months ended September 30, 2026, as compared to $27,144 during the nine months ended September 30, 2025. Included in the $12,346 are net loss of $31,682, plus non-cash depreciation, amortization of intangibles and other assets in the amount of $13,447, provision for bad debts in the amount of $2,469, stock compensation in the amount of $901 and amortization of deferred loan fees in the amount of $2,899. Also included are a net change in deferred income taxes of $1,073, and change in liabilities for uncertain tax positions or unrecognized tax benefits of $127 and changes in lease obligations and non-cash lease expense in the amount of $120. These together resulted in a cash outflow of $10,571, as compared to an outflow of $4,031 for the same period of 2025.

During the nine months ended September 30, 2026, the Company increased net working capital by $60,093, as compared to an increase of $29,758 during the same period of the prior year. The biggest driver of the increase was the restructuring of the Company’s debt which resulted in a cash inflow of $68,419 which is included in the change in working capital. In addition, accounts receivable decreased by $14,812, as compared to a decrease by $935 in the same period of 2025. This change was mainly driven by lower sales and a shift to net pricing in 2026 compared to 2025. Inventories increased by $16,007, as compared to an increase of $16,513 during the same period of 2025. Customer prepayments increased by $11,527, as compared to a decrease of $21,453 in the same period of 2025, driven by customers’ decisions regarding the amount of prepayments they made in 2026 compared to the same period of 2025. Accrued program costs decreased by $5,454, as compared to an increase of $12,285 in the prior year, as a result of timing of customers purchases, program simplification, and the mix of sales. Our accounts payable balances decreased by $960, as compared to an increase of $11,859 in the same period of 2025. Prepaid expenses and other assets increased by $1,039, as compared to an increase of $965 in the same period of 2025. Income tax receivable and payable, net changed by $3,526 as compared to $1,083 in the prior year. Finally, other payables and accrued expenses decreased by $8,180, as compared to a decrease of $8,178 in the prior year.

With regard to our program accrual, the increase primarily reflects our initiatives to simplify customer programs, and as a result of the level and mix of sales and customers in the nine months ended September 30, 2026, as compared to the prior year. The Company accrues programs in line with the growing season upon which specific products are targeted. Typically crop products have a growing season that ends on September 30th of each year. During the nine months ended September 30, 2026, the Company made accruals for programs in the amount of $27,742 and made payments in the amount of $32,644. During the comparable period of the prior year, the Company made accruals in the amount of $52,852 and payments in the amount of $40,567.

Cash used for investing activities was $9,815 for the nine months ended September 30, 2026, as compared to $2,042 for the nine months ended September 30, 2025. The Company spent $4,676 on fixed assets purchases primarily focused on its manufacturing infrastructure.

During the nine months ended September 30, 2026, financing activities provided $93,669, as compared to $32,062 during the same period of the prior year. Net borrowings under the Company's debt structure amounted to $109,875 during the nine months ended September 30, 2026, as compared to $34,919 during the same period of the prior year. As previously noted, this was driven by the retirement of the pre-existing revolving line of credit and replacement by two term loans. The Company made payments in the amount of $16,581 relating to loan fees. Lastly, in exchange for shares of common stock returned by employees, we paid $99 and $147 for tax withholdings on stock-based compensation awards during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 our debt structure includes two term loans. As of December 31, 2025, our debt structure included a senior credit facility. The debt structure is summarized in the following table:

Long-term indebtedness	September 30, 2026	December 31, 2025
Current portion of long-term debt	$3,750	$—
Long-term debt, net of current portion	281,288	174,000
Unamortized debt discount and debt issuance costs	(17,351)	(3,015)
Total indebtedness	$267,687	$170,985

As of September 30, 2026, the Company was in compliance with its financial covenants.

We believe that anticipated cash flow from operations and existing cash balances will be sufficient to provide us with liquidity necessary to fund our working capital and cash requirements for the next twelve months. The Company’s ability to remain in compliance with the leverage covenant under its First Lien Term Loan depends on generating significant adjusted EBITDA during the fourth quarter of 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to changes in interest rates related to its borrowing activities. The Company’s indebtedness to its primary lenders is evidenced by two term loans with variable rates of interest, which fluctuate with changes in the lenders' reference rate (SOFR). An increase or decrease in interest rates by 25 bps would impact the Company’s net loss by approximately $712 based on the Company’s currently outstanding principal balance of approximately $285,000.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, the Company has a comprehensive set of disclosure controls and procedures designed to ensure that all information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2026, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective to provide reasonable assurance of the achievement of the objectives described above. There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

The Company was not required to report any matters or changes for any items of Part II except as disclosed below.

Item 1. Legal Proceedings

Please refer to Note 12 in the accompanying Notes to the Condensed Consolidated Financial Statements for legal updates.

Item 1A. Risk Factors

The Company continually re-assesses the business risks, and as part of that process detailed a range of risk factors in the disclosures in American Vanguard’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 16, 2026. There have been no material changes in our risk factors as of September 30, 2026, except as follows:

Continued military activity in the Middle East has significantly increased fuel and freight costs domestically. The interruption of shipping lanes and the attendant interference with the supply of oil from the Middle East arising from regional military activity has significantly increased fuel prices and, consequentially, freight costs for the Company particularly with respect to liquid products that are shipped in bulk. These increases have eroded the Company’s profit margin in a number of products. There is no guarantee that the geopolitical situation giving rise to these increased costs will end any time soon. Nor is there any guarantee that the Company, through price increases or other measures, will be able to return to higher profit margins for these products. In short, it is possible that, if these conditions persist, the Company’s earnings could continue to be adversely affected.

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

The Company’s ability to remain in compliance with the leverage covenant under its 1L Term Loan depends on generating significant adjusted EBITDA during the fourth quarter of 2026. Historically, the fourth quarter has been an important period for the Company’s annual results. In light of the Company’s financial performance through the first nine months of 2026, remaining in compliance with this covenant will require the Company to generate significant adjusted EBITDA during the fourth quarter. There can be no assurance that the Company will generate adjusted EBITDA sufficient to remain in compliance with this covenant. Further, any noncompliance under the 1L Term Loan could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

If we fail to satisfy the continued listing standards of the New York Stock Exchange, our Common Stock could be delisted. Our Common Stock is listed on the New York Stock Exchange under the symbol “AVD.” To maintain that listing, we must satisfy the NYSE’s continued listing standards, which include, among other things, a minimum average closing share price. The market price of our Common Stock may be affected by, among other things, our recent net losses, significant leverage and weakness in the agricultural economy. If we fail to satisfy any of the listing standards, the NYSE could begin suspension and delisting procedures. A delisting could reduce the liquidity and market price of our Common Stock, impair our ability to raise equity capital and adversely affect our reputation with customers, suppliers and employees. Any of these could adversely affect our business and the value of our Common Stock.

Item 2. Purchases of Equity Securities by the Issuer

Under the First Lien Term Loan, the Company is restricted in its ability to make stock repurchases.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description

10.1*†	Offer Letter from American Vanguard Corporation to Matthew Horwath, dated as of September 21, 2026.

10.2*†	Transition Agreement by and between American Vanguard Corporation and David T. Johnson, dated as of October 1, 2026.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101

The following materials from American Vanguard Corp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statement of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

*	Filed herewith.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

american vanguard corporation

Dated: November 9, 2026	By:	/s/ DOUGLAS A. KAYE III
Douglas A. Kaye III
Chief Executive Officer

Dated: November 9, 2026	By:	/s/ MATTHEW HORWATH
Matthew Horwath
Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2026	By:	/s/ DAVID T. JOHNSON
David T. Johnson
Chief Accounting Officer (Principal Accounting Officer)